Form 10-K
period 2006-12-31
U.S. Auto Parts Network, Inc.
filed 2007-04-02
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-33264

U.S. AUTO PARTS NETWORK, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	68-0623433
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

17150 South Margay Avenue, Carson, CA 90746

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (310) 719-8666

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 28, 2007 was approximately $75,057,696 (based on the closing sales price of the registrant’s common stock on that date). The registrant’s common stock was not publicly traded as of the last business day of the registrant’s most recently completed second fiscal quarter. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 28, 2007, there were 29,832,927 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2007 Annual Meeting of Stockholders (the “Proxy Statement”).

U.S. AUTO PARTS NETWORK, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Unless the context requires otherwise, as used in this report, the terms “U.S. Auto Parts,” “we,” “us” and “our” refer to U.S. Auto Parts Network, Inc. and its subsidiaries, and the term “Partsbin” refers to All OEM Parts, Inc., ThePartsBin.com, Inc. and their affiliated companies, which we acquired in May 2006.

U.S. Auto Parts™, U.S. Auto Parts Network™, PartsTrain™, Partsbin™, Kool-Vue™ and Auto-Vend™ are our United States common law trademarks. All other trademarks and trade names appearing in this report are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding our anticipated sales, revenue, expenses, profits, capital needs, product offerings, competition and the status of our facilities. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “Risk Factors” in Item 1A of this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1.	BUSINESS

Overview

We are a leading online provider of aftermarket auto parts, including body parts, engine parts, performance parts and accessories. We principally sell our products, identified as stock keeping units, or SKUs, to individual consumers through our network of websites and online marketplaces. Our user-friendly websites provide customers with a comprehensive selection of approximately 550,000 SKUs with detailed product descriptions and photographs. We have developed a proprietary product database which maps our 550,000 SKUs to over 4.3 million product applications based on vehicle makes, models and years.

Our online sales channel and relationships with suppliers enable us to eliminate several intermediaries in the traditional auto parts supply chain, allowing us to acquire many of our products directly from manufacturers and sell them to our customers. Additionally, as an online retailer, we do not incur many of the costs associated with operating brick and mortar stores. We believe that our ability to disintermediate the auto parts supply chain, combined with our efficient e-commerce platform, enables us to sell products at competitive prices while achieving higher operating margins and return on invested capital than many traditional automotive parts retailers.

We were incorporated in 1995 as a distributor of aftermarket auto parts and launched our first website in 2000. Since then, we have continued to expand our online operations, increasing the number of SKUs sold through our e-commerce network, adding additional websites, improving our Internet marketing proficiency, and commencing sales on online marketplaces. In May 2006, we acquired Partsbin, an online retailer focused on selling engine parts and performance parts and accessories. This acquisition significantly expanded our product offerings and enhanced our ability to reach more customers and attain greater flexibility in our fulfillment operations. Our flagship websites are located at www.partstrain.com and www.autopartswarehouse.com, and our corporate website is located at www.usautoparts.net.

Our Products

We offer a broad selection of aftermarket auto parts. We frequently refine our product offering by introducing new merchandise lines and updating the existing product selection to offer a more complete and relevant product line and to remove low-selling or obsolete SKUs. We broadly classify our products into three categories — body parts, engine parts and accessories.

Body Parts. The body parts category is primarily comprised of parts for the exterior of an automobile. Our parts in this category are typically replacement parts for original body parts that have been damaged as a result of a collision or through general wear and tear. In addition, we sell an extensive line of mirror products, including our own private-label brand called Kool-Vue, which are marketed and sold as aftermarket replacement parts and as upgrades to existing parts. Body parts products are sold either primed or raw, which require additional steps such as priming and painting in order to create a finished product.

Engine Parts. The engine parts category is comprised of engine components and other mechanical and electrical parts, which are often referred to as hard parts. These parts serve as replacement parts for existing engine parts and are generally used by professionals and do-it-yourselfers for engine and mechanical maintenance and repair.

Accessories. The accessories category generally consists of parts that enhance a non-essential functionality, increase comfort or improve the physical appearance of the automobile’s interior or exterior. Our accessories are often used by our customers to make upgrades to the look and comfort of their automobiles.

Performance Parts. We offer performance versions of many parts sold in each of the above categories. Performance parts generally consist of parts that enhance the performance of the automobile, upgrade existing functionality of a specific part or improve the physical appearance of the automobile.

Warranty. We generally provide, at no cost to our customers, a warranty on all parts for a period of up to 90 days from the date that the part is received by the customer. Our warranty covers the replacement of a defective part, and if a replacement part cannot be obtained, a full refund is issued to the original customer.

Our Sales Channels

Our sales channels include the online channel and the wholesale channel.

Online Sales Channel. Our online sales channel consists of our e-commerce channel and online marketplaces. Our e-commerce channel includes a network of e-commerce websites, supported by our call-center sales agents who generate cross-sell and up-sell opportunities. Our e-commerce channel generated approximately 748,000 orders for the year ended December 31, 2006. We also sell our products through our online marketplaces that provide us with access to additional consumer segments not reached by our network of e-commerce websites. The majority of our online sales are to individual consumers.

Wholesale Sales Channel. We sell to auto body shops and collision repair shops throughout Southern California via our wholesale sales channel. We also market our Kool-Vue products nationwide to auto parts wholesale distributors.

Our Fulfillment Operations

We fulfill customer orders using two primary methods: (i) stock-and-ship, where we take physical delivery of merchandise and store it in one of our distribution centers until it is shipped to a customer, and (ii) drop-ship, where merchandise is shipped directly to customers from our drop-ship suppliers. We believe that the flexibility of fulfilling orders using two different fulfillment methods allows us to offer a broader product selection, help optimize product inventory and enhance overall business profitability.

The selection of fulfillment methodology occurs at the time of order submission. When a customer submits an order, an invoice with an order number is created. Our fulfillment system then performs a check on the ordered item to determine if it is in stock at any of our distribution centers. Fulfillment teams in our distribution centers then process orders for in-stock products. Orders for non-stocked products are sent to our suppliers and processed via drop-ship. In most cases, our proprietary order processing technology allows us to monitor customer orders at each stage of the fulfillment process, from the time the customer places an order until the product is delivered, and provides us with real-time visibility into our inventory, logistics, procurement processes and sales activity.

Stock-and-Ship Fulfillment. Our stock-and-ship products are sourced primarily from manufacturers and other suppliers located in Asia and in the U.S. and are stored in one of our distribution centers in Carson, California or Nashville, Tennessee. We are in the process of adding a new distribution center in Nashville, which is expected to be operational during the second quarter of 2007. Once our new distribution center is fully operational we will consolidate our original Nashville distribution center into our new facility. All products received into our distribution centers are entered into our proprietary inventory tracking system, allowing us to closely monitor inventory status on a real-time basis. We consider a number of factors in determining which items to stock in our distribution centers, including which products can be purchased at a meaningful discount to domestic prices for similar items, which products have historically sold in high volumes, and which products may be out of stock when we attempt to fulfill via drop-ship.

Drop-Ship Fulfillment. We have developed relationships with several U.S.-based automobile parts distributors that operate their own distribution centers and will deliver products directly to our customers. We have internally developed a proprietary distributor selection system, Auto-Vend, which combines product and pricing information provided by many of our drop-ship distributors to create an aggregated view of in-stock items and pricing at our distributors’ fulfillment facilities. Using the drop-ship method, a customer order for an item that is not in stock in our distribution center is automatically transmitted to the Auto-Vend system, which will seek to fill the order from our selection of distributors. The Auto-Vend system selects the distributor to fill the order based on predetermined set of factors, including price of the item, discounts provided and shipping costs.

Suppliers

We source our products from foreign manufacturers and importers located in Taiwan and China, and from U.S. manufacturers and distributors. We typically order stock-and-ship products from our Asian manufacturers and importers, and utilize our U.S. based manufacturers and distributors for our drop-ship orders. We generally place large-volume orders with these suppliers and, as a result, may receive volume discounts on ordered products. Our domestic suppliers offer direct-to-customer shipping, allowing us to save on fulfillment costs and offer a broader selection of products. We have developed application programming interfaces with several of these suppliers which allow us to have near real-time information regarding their inventory and pricing, allowing us to determine the optimal drop-ship vendor for each order. We are a significant customer for many of our drop-ship vendors and have long standing relationships with many of these suppliers. As a result, we enjoy favorable pricing as well as volume rebates which we believe many of our competitors do not receive.

We have recently entered into written a contract with one of our major suppliers. Our agreement with WORLDPAC, Inc. has an initial term of two years, and renews automatically. In addition, WORLDPAC may terminate the agreement upon 30 days’ written notice if we exceed maximum return rates on parts purchased from WORLDPAC. We do not have material written contracts with any of our other principal suppliers.

Marketing

Our online marketing efforts are designed to attract visitors to our websites, convert visitors into purchasing customers and encourage repeat purchases among our existing customer base. We use a variety of online marketing methods to attract visitors, including paid search advertising, search engine optimization, affiliate programs, e-mail marketing and inclusion in online shopping engines. To convert visitors into paying customers, we also run in-site promotions for discounted purchases. We create cross-selling opportunities by displaying complementary and related products available for sale throughout the purchasing process. We utilize several marketing techniques, including targeted e-mails about specific vehicle promotions, to maximize customer awareness of our products.

International Operations

We have established offshore and outsourced operations in the Philippines and India. Our offshore and outsourced operations allow us to access a workforce with the necessary technical skills at a significantly lower cost than comparably experienced U.S.-based professionals. Our offshore and outsourced operations are responsible for a majority of our software development, database management, customer service, phone sales, and search engine marketing technologies. We currently use a single provider for our outsourced call center operations in the Philippines, but may terminate that relationship during 2007, as we are in the process of adding our own call center capabilities in the Philippines staffed with our employees. We anticipate that our new call center may be operational during the latter half of 2007. In March 2007, a dispute arose with this outsourced call center provider over historical pricing. We are in active discussions with them to transition many of the employees to us to work out of our new call center.

In addition to our operations in the Philippines and India, we also have a Canadian subsidiary to facilitate sales of our products in Canada.

Competition

The auto parts industry is competitive and highly fragmented, with products distributed through multi-tiered and overlapping channels. We compete with both online and offline retailers who offer original equipment manufacturer (“OEM”) and aftermarket parts to either the do-it-yourself (“DIY”) or do-it-for-me (“DIFM”) customer segments. Current or potential competitors include the following:

•	national auto parts retailers such as Advance Auto Parts, AutoZone, CSK Auto, Napa Auto Parts, O’Reilly Automotive and Pep Boys;

•	large online marketplaces such as Amazon.com and eBay;

•	local independent retailers or niche auto parts retailers; and

•	wholesale auto parts distributors such as Keystone Automotive and LKQ Corporation.

We believe the principal competitive factors in our market are maintaining a proprietary product catalog which maps individual parts to relevant auto applications, product selection and availability, price, knowledgeable customer service, and rapid order fulfillment and delivery. We believe we compete favorably on the basis of these factors. However, some of our competitors may be larger, have greater name recognition or may have access to greater financial, technical and marketing resources or have been operating longer than we have.

Government Regulation

We are subject to federal and state consumer protection laws, including laws protecting the privacy of customer non-public information and regulations prohibiting unfair and deceptive trade practices. In addition, since 1998, most states have passed laws that prohibit or limit the use of aftermarket auto parts in collision repair work and/or require enhanced disclosure or vehicle owner consent before using aftermarket auto parts in such repair work. Additional legislation of this kind may be introduced in the future, and the growth and demand for online commerce has and may continue to result in more stringent consumer protection laws that impose additional compliance burdens on online companies. These laws may cover issues such as user privacy, spyware and the tracking of consumer activities, marketing e-mails and communications, other advertising and promotional practices, money transfers, pricing, content and quality of products and services, taxation, electronic contracts and other communications and information security.

There is also great uncertainty over whether or how existing laws governing issues such as property ownership, sales and other taxes, auctions, libel and personal privacy apply to the Internet and commercial online services. These issues may take years to resolve. For example, tax authorities in a number of states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes or regulatory restrictions on our business. These taxes or restrictions could have an adverse effect on our cash flows and results of operations. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.

Employees

As of December 31, 2006, we employed 218 people in the United States and 233 people in the Philippines for a total of 451 employees. In addition, we also have approximately 180 people providing call center services to us in the Philippines through an outsourced relationship. None of our employees are represented by a labor union, and we have never experienced a work stoppage.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge on the Investor Relations section of our corporate website located at www.usautoparts.net as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. The inclusion of our website address in this report does not include or incorporate by reference into this report any information on our website.

ITEM 1A.	RISK FACTORS

Our business is subject to a number of risks, some of which are discussed below. Other risks are presented elsewhere in this report and in the information incorporated by reference into this report. You should consider carefully the following risks in addition to the other information contained in this report and our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K, before deciding to buy, sell or hold our common stock. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe are not important may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline and you may lose all or part of your investment.

Purchasers of aftermarket auto parts may not choose to shop online, which would prevent us from acquiring new customers who are necessary to the growth of our business

The online market for aftermarket auto parts is less developed than the online market for many other business and consumer products. Our success will depend in part on our ability to attract new customers and customers who have historically purchased auto parts through traditional retail and wholesale operations. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or price our products more competitively than we currently anticipate in order to attract additional online consumers to our websites and convert them into purchasing customers. Specific factors that could prevent prospective customers from purchasing from us include:

•	concerns about buying auto parts without face-to-face interaction with sales personnel;

•	the inability to physically handle, examine and compare products;

•	delivery time associated with Internet orders;

•	concerns about the security of online transactions and the privacy of personal information;

•	delayed shipments or shipments of incorrect or damaged products; and

•	the inconvenience associated with returning or exchanging items purchased online.

If the online market for auto parts does not gain widespread acceptance, our business and financial results may suffer.

We depend on search engines and other online sources to attract visitors to our websites, and if we are unable to attract these visitors and convert them into customers in a cost-effective manner, our business and results of operations will be harmed

Our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. We are significantly dependent upon search engines, shopping comparison sites and other online sources for our website traffic. We are included in search results as a result of both paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our sites. Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. We rely on both algorithmic and purchased listings to attract and direct consumers to our websites. Search engines, shopping comparison sites and other online sources revise their algorithms from time to time in an attempt to optimize their search results. If one or more of the search engines, shopping comparison sites or other online sources on which we rely for website traffic were to modify its general methodology for how it displays our websites, resulting in fewer consumers clicking through to our websites, our financial results could be adversely affected. In particular, in February 2007 Yahoo! changed the manner in which it handles paid search listings to an approach similar to the one used by Google. This change makes it more difficult for us to ascertain what other companies are bidding for specific key words. The adoption of this approach by Yahoo! and other paid search providers could significantly increase the cost of our Internet advertising. In addition, if any free search engine or shopping comparison site on which we rely begins charging fees for listing or placement, or if one or more of the search engines, shopping comparison sites and other online sources on which we rely for purchased listings, modifies or terminates its relationship with us, our expenses could rise, we could lose customers and traffic to our websites could decrease. In addition, our success in attracting visitors who convert to customers will depend in part upon our ability to identify and purchase relevant search terms, provide relevant content on our sites, and effectively target our other marketing programs such as e-mail campaigns and affiliate programs. If we are unable to attract visitors to our websites and convert them to customers in a cost-effective manner, then our business and financial results may be harmed.

We are dependent upon relationships with suppliers in Taiwan, China and the United States for the vast majority of our products

We acquire substantially all of our products from manufacturers and distributors located in Taiwan, China and the United States. Our top five suppliers represented approximately 49.3% of our total product purchases in 2006. We do not have any long-term contracts or exclusive agreements with our suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. In addition, our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face may increase the cost of the products we purchase from them. In addition, the trend towards consolidation among auto parts suppliers may disrupt or end our relationship with some suppliers, and could lead to less competition and, consequently, higher prices.

In addition, because many of our suppliers are outside of the United States, additional factors could interrupt our relationships or affect our ability to acquire the necessary products on acceptable terms, including:

•	political, social and economical instability and the risk of war or other international incidents in Asia;

•	fluctuations in foreign currency exchange rates that may increase our cost of products;

•	tariffs and protectionist laws and business practices that favor local businesses;

•	difficulties in complying with import and export laws, regulatory requirements and restrictions; and

•	natural disasters and public health emergencies.

If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

Challenges by OEMs to the validity of aftermarket auto parts and claims of infringement could adversely affect our business and the viability of the aftermarket auto parts industry

Original equipment manufacturers have attempted to use claims of intellectual property infringement against manufacturers and distributors of aftermarket auto parts to restrict or eliminate the sale of aftermarket auto parts that are the subject of the claims. We have received in the past, and we anticipate we may in the future receive, communications alleging that certain products we sell infringe third-party patents, copyrights, trademarks and trade names or other intellectual property rights. For example, in December 2005, Ford Global Technologies, LLC filed a complaint with the United States International Trade Commission, or USITC, against us and five other named respondents, including four Taiwan-based manufacturers. Ford alleged in this action that we and the other respondents infringed 14 design patents (four of which were subsequently dropped from the investigation at Ford’s request) that Ford claims cover eight parts for the 2004-2005 Ford F-150 truck. Ford has asked the USITC to issue a permanent general exclusion order excluding from entry into the United States all auto parts that infringe the ten Ford design patents and that are imported into the United States, sold for importation in the United States, or sold within the United States after importation. Ford also seeks a permanent order directing us and the other respondents to cease and desist from, among other things, selling, marketing, advertising, distributing and offering for sale imported auto parts that infringe the design patents. The administrative law judge issued a preliminary ruling on December 4, 2006 upholding the validity of seven of the ten patents. The judge further ruled that the importation of automotive parts allegedly covered by these seven patents violates Section 337 of the Tariff Act of 1930, as amended. This ruling was subject to review by the USITC but became final upon notice by the USITC in March 2007 of its decision not to review the determination made by the administrative law judge. Pursuant to such final ruling, the USITC may issue an order prohibiting further importation of the covered parts into the United States. Although we may appeal the ruling to the Federal Circuit Court of Appeals, we have not yet made a decision with respect to any appeals. To date, our sales of these parts have been minimal, but as the design for the 2004 model is incorporated into later year models of the F-150 and these trucks have been on the road longer, sales of aftermarket replacement parts for these trucks may increase substantially. Furthermore, if Ford continues to pursue, expands or escalates its claims against us, or if other OEMs commence similar actions, and any of them are successful in these actions, we could be restricted or prohibited from selling certain aftermarket products and the aftermarket auto parts industry could decline significantly, which could have a material adverse effect on our business, financial condition and results of operations.

Future infringement claims could also result in increased costs of doing business arising from increased legal expenses, adverse judgments or settlements or changes to our business practices required to settle such claims or satisfy any judgments. Litigation could result in interpretations of the law that require us to change our business practices or otherwise increase our costs and harm our business. We do not maintain insurance coverage to cover the types of claims that could be asserted. If a successful claim were brought against us, it could expose us to significant liability.

We recently acquired Partsbin and the integration of our businesses may be time consuming and expensive and may not be immediately successful, if at all

In May 2006, we completed the acquisition of Partsbin, an online retailer of aftermarket auto parts. As a result of the acquisition, we added 47 employees, and our available SKUs and net sales increased significantly. The acquisition of Partsbin has involved significant costs, has resulted in challenges integrating the diverse technologies used by each company and has placed, and may continue to place, pressures on our operational and financial infrastructure. We cannot assure you that our current cost structure or infrastructure will be adequate for the combined companies. To successfully integrate Partsbin, we anticipate that we will need to improve our operational and financial systems, procedures and controls and maintain our cost structure at appropriate levels.

The Partsbin acquisition also expanded our product offerings, particularly in the area of engine parts and performance parts and accessories, and significantly increased our use of drop-ship as a method of fulfillment. We cannot assure you that we can effectively manage this new fulfillment model or address the market for these additional auto parts.

The integration of Partsbin has, and may continue to, involve the consolidation of diverse business cultures, require substantial time and expenses, and distract management from other business matters. In addition, this acquisition includes significant intangible assets that are subject to periodic impairment testing which could result in substantial accounting charges. We have recently discovered some integration issues related to the Partsbin acquisition that were largely related to lower than expected order fill rate from drop ship vendors in the fourth quarter of 2006 and lower pricing levels on our performance parts and accessories product category in the first quarter of 2007, which are expected to negatively impact our gross margins during the first half of 2007. As a result of these integration issues and lower gross margins, our financial results did not meet our analysts’ expectations, and accordingly, our stock price has declined significantly from our initial public offering price per share. We cannot assure you that we will be able to adequately address these or other integration issues related to this acquisition. If we are unable to complete the integration of Partsbin in an efficient and timely manner, our business and operating results will be harmed.

We rely on a single provider for the majority of our outsourced call center operations in the Philippines, and our net sales, profit margins and customer satisfaction may decline if this relationship is terminated.

In connection with our acquisition of Partsbin, we expanded our outsourced call center operations in the Philippines and rely on a single provider for substantially all of such operations. In February 2007, a dispute arose with this provider over historical pricing and, in response, we may change call center providers or may elect to move certain of these operations in-house. We have entered into a non-binding letter of intent with our outsourced service provider to resolve this dispute and transition certain of its employees to us pursuant to which we may make a payment of $1.5 million, but we cannot assure you that we will be able to do so on a timely basis, or at a reasonable cost. We also cannot assure you that this contract will continue or that we will be able to successfully and quickly establish our own call center operations transition the call center operations in-house, or to another provider in the event the contract is terminated. Even if we choose to bring such operations in-house, we may not be able to do so in a cost-effective manner or without significant delays. Any delay or decline in service by this provider or the termination of this relationship could harm our reputation, result in a significant decline in our net sales and increase our operating expenses.

We face intense competition and operate in an industry with limited barriers to entry, and some of our competitors may have greater resources than us and may be better positioned to capitalize on the growing e-commerce auto parts market

The auto parts industry is competitive and highly fragmented, with products distributed through multi-tiered and overlapping channels. We compete with both online and offline retailers who offer OEM and aftermarket auto parts to either the DIY or DIFM customer segments. Current or potential competitors include the following:

•	national auto parts retailers such as Advance Auto Parts, AutoZone, CSK Auto, Napa Auto Parts, O’Reilly Automotive and Pep Boys;

•	large online marketplaces such as Amazon.com and eBay;

•	local independent retailers or niche auto parts online retailers; and

•	wholesale auto parts distributors such as Keystone Automotive and LKQ Corporation.

Barriers to entry are low, and current and new competitors can launch websites at a relatively low cost. Many of our current and potential offline competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical, management and other resources than we do. In addition, some of our competitors have used and may continue to use aggressive pricing tactics and devote substantially more financial resources to website and system development than we do. We expect that competition will further intensify in the future as Internet use and online commerce continue to grow worldwide. Increased competition may result in reduced operating margins, reduced profitability, loss of market share and diminished brand recognition.

We would also experience significant competitive pressure if any of our suppliers were to sell their products directly to customers. Since our suppliers have access to merchandise at very low costs, they could sell products at lower prices and maintain higher gross margins on their product sales than we can. In this event, our current and potential customers may decide to purchase directly from these suppliers. Increased competition from any supplier capable of maintaining high sales volumes and acquiring products at lower prices than us could significantly reduce our market share and adversely impact our financial results.

We rely on key personnel and may need additional personnel for the success and growth of our business

Our business is largely dependent on the personal efforts and abilities of key personnel including Mehran Nia, our Chief Executive Officer and President, Howard Tong, our Chief Operating Officer, and Michael McClane, our Chief Financial Officer, Executive Vice President of Finance, Treasurer and Secretary. Messrs. Nia, Tong and McClane, as well as any of our other key employees, can terminate their employment relationship with us at any time. We do not maintain key person life insurance on any officer or employee. Our performance also depends on our ability to identify, attract, retain and motivate highly skilled technical, managerial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. The loss of any key employee or our inability to attract or retain other qualified employees could harm our business and results of operations.

If our product catalog database is stolen or misappropriated or if a competitor is able to create a substantially similar catalog without infringing our rights, then we may lose an important competitive advantage

We have invested significant resources and time to build and maintain our product catalog, which is maintained in the form of an electronic database, and maps SKUs to relevant product applications based on vehicle makes, models and years. We believe that our product catalog provides us with an important competitive advantage in both driving traffic to our websites and converting that traffic to revenue by enabling customers to quickly locate the products they require. We cannot assure you that we can protect our product catalog from unauthorized copying or theft by a third party. In addition, it is possible that a competitor could develop a catalog or database that is similar to or more comprehensive than ours, without infringing our rights. In the event our product catalog is stolen, copied or otherwise replicated by a competitor, whether lawfully or not, we may lose an important competitive advantage and our business could be harmed.

Our future operating results may fluctuate and may fail to meet market expectations, which could adversely affect the market price of our common stock

We expect that our revenue and operating results will continue to fluctuate from quarter to quarter due to various factors, many of which are beyond our control. If our quarterly revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could significantly decline. Our stock price recently decreased by approximately 45% following our announcement that our financial results for the quarter ended December 31, 2006 did not meet analysts’ expectations. The factors that could cause our operating results to continue to fluctuate include, but are not limited to:

•	fluctuations in the demand for aftermarket auto parts;

•	price competition on the Internet or among offline retailers for auto parts;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	our ability to maintain and expand our supplier and distribution relationships;

•	the effects of seasonality on the demand for our products;

•	our ability to accurately forecast demand for our products, price our products at market rates and maintain appropriate inventory levels;

•	our ability to build and maintain customer loyalty;

•	the success of our brand-building and marketing campaigns;

•	government regulations related to use of the Internet for commerce, including the application of existing tax regulations to Internet commerce and changes in tax regulations;

•	technical difficulties, system downtime or Internet brownouts; and

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure.

Economic conditions may have an adverse effect on the demand for aftermarket auto parts and could adversely affect our sales and operating results

We sell aftermarket auto parts consisting of body and engine parts used for repair and maintenance, performance parts used to enhance performance or improve aesthetics, and accessories that increase functionality or enhance a vehicle’s features. Demand for our products may be adversely affected by general economic conditions. In declining economies, consumers often defer regular vehicle maintenance and may forego purchases of nonessential performance products, which can result in a decrease in demand for auto parts in general. In expanding economies, consumers may be more likely to purchase new vehicles instead of repairing existing vehicles or they may be less price sensitive, leading to an increase in OEM parts sales at dealerships, either of which could also result in a decline in our sales. If such decreases in demand for our products are not offset by other factors, such as the deferral of new car purchases in declining economies, which may result in more required repairs for older vehicles, or the purchase of performance parts and accessories in expanding economies, our financial condition and results of operations would suffer.

If we are unable to manage the challenges associated with our international operations, the growth of our business could be limited and our business could suffer

We maintain business operations in the United States and the Philippines and outsourced call centers in both India and the Philippines. These international operations include development and maintenance of our websites, software development, enhancements of our online marketing technologies, and sales and customer support services. We also operate a Canadian subsidiary to facilitate sales in Canada. We are subject to a number of risks and challenges that specifically relate to our international operations. Our international operations may not be successful if we are unable to meet and overcome these challenges, which could limit the growth of our business and may have an adverse effect on our business and operating results. These risks and challenges include:

•	difficulties and costs of staffing and managing foreign operations;

•	restrictions imposed by local labor practices and laws on our business and operations;

•	exposure to different business practices and legal standards;

•	unexpected changes in regulatory requirements;

•	the imposition of government controls and restrictions;

•	political, social and economic instability and the risk of war, terrorist activities or other international incidents;

•	natural disasters and public health emergencies;

•	potentially adverse tax consequences;

•	the failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property; and

•	fluctuations in foreign currency exchange rates.

If our fulfillment operations are interrupted for any significant period of time or are not sufficient to accommodate increased demand, our sales would decline and our reputation could be harmed

Our success depends on our ability to successfully receive and fulfill orders and to promptly deliver our products to our customers. The majority of orders for our other products are filled from our inventory through our distribution centers, where all our inventory management, packaging, labeling and product return processes are performed. Increased demand and other considerations may require us to expand our distribution centers or transfer our fulfillment operations to larger facilities in the future.

Our distribution centers are susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failures, terrorist attacks, acts of war, break-ins, earthquakes and similar events. We do not currently maintain back-up power systems at our fulfillment centers. We do not presently have a formal disaster recovery plan and our business interruption insurance may be insufficient to compensate us for losses that may occur in the event operations at our fulfillment center are interrupted. Any interruptions in our fulfillment operations for any significant period of time, including interruptions resulting from the expansion of our existing facilities or the transfer of operations to a new facility, could damage our reputation and brand and substantially harm our business and results of operations. In addition, if we do not successfully expand our fulfillment capabilities in response to increases in demand, we may not be able to substantially increase our net sales.

We are dependent upon third parties for distribution and fulfillment operations with respect to many of our products

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on our distributors to manage inventory, process orders and distribute those products to our customers in a timely manner. For 2006, 12.3% of purchases were through a single supplier. Our agreements with this supplier may be terminated at any time by either party, with written notice and the appropriate notice period. In addition, we do not have definitive agreements with many of our primary international suppliers. If we do not maintain our existing relationships with our distributors on acceptable commercial terms, we will need to obtain other suppliers and may not be able to continue to offer a broad selection of merchandise at competitive prices, and our sales may decrease.

In addition, because we outsource to distributors a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our distributors purchase or keep in stock, and our agreements with most of our distributors do not require them to set aside any amount of inventory to fulfill our orders or to give our orders priority over other resellers to whom they sell. Our distributors may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for sale on our websites. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers.

Our ability to sustain or increase our profitability will suffer if we fail to manage our growth effectively

In recent years we have experienced rapid growth that has placed, and will continue to place, pressures on our operational and financial infrastructure. Our workforce has increased from 114 employees as of December 31, 2003 to 451 employees as of December 31, 2006. Our net sales have increased from $31.7 million in 2003 to $120.1 million in 2006. Our recent expansion and planned growth have placed, and are expected to continue to place, a strain on our infrastructure, operations and managerial resources. We intend to further increase the size of our operations, and we expect our operating expenses to increase, as we, among other things:

•	expand our domestic and international operations;

•	increase our technology and development efforts to enhance and maintain our websites and technology infrastructure;

•	hire additional personnel, including customer service specialists, sales and marketing professionals, and financial professionals;

•	upgrade our operational and financial systems, procedures and controls; and

•	assume the responsibilities and costs of being a public company.

Our success depends upon our ability to manage our operations and our growth effectively. To be successful, we will need to improve our operational and financial systems, procedures and controls, maintain our cost structure at appropriate levels, manage international operations, and hire additional personnel. We cannot assure you that our efforts will be successful or that we can improve our systems, procedures and controls in a timely manner. Delays or problems associated with any improvements or expansion of our systems, procedures and controls could harm our business and operating results. In addition, we may fail to accurately estimate and assess our increased operating expenses as we grow. As our operating expenses increase, we will need to grow our revenue in order to maintain and increase our profitability.

If we fail to offer a broad selection of products and brands at competitive prices to meet our customers’ demands, our revenue could decline

In order to expand our business, we must successfully offer, on a continuous basis, a broad selection of auto parts that meet the needs of our customers. Our auto parts are used by consumers for a variety of purposes, including repair, performance, improved aesthetics and functionality. In addition, to be successful, our product offerings must be broad and deep in scope, competitively priced, well-made, innovative and attractive to a wide range of consumers. We cannot predict with certainty that we will be successful in offering products that meet all of these requirements. If our product offerings fail to satisfy our customers’ requirements or respond to changes in customer preferences, our revenue could decline.

Future acquisitions could disrupt our business and harm our financial condition

As part of our growth strategy, we expect that we will selectively pursue acquisitions of businesses, technologies or services in order to expand our capabilities, enter new markets or increase our market share. Integrating any newly acquired businesses, technologies or services is likely to be expensive and time consuming. For example, our recent acquisition of Partsbin has resulted in significant costs and a number of challenges, including retaining employees of the acquired company, integrating our order processing and credit processing, integrating our product pricing strategy, and integrating the diverse technologies and differing e-commerce platforms and accounting systems used by each company. If we are unable to successfully complete this integration, we may not realize the synergies from the acquisition, and our business and results of operations could suffer. To finance any future acquisitions, it may also be necessary for us to raise additional capital through public or private financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. Future acquisitions by us could also result in large and immediate write-offs, assumption of debt and unforeseen liabilities and significant adverse accounting charges, any of which could substantially harm our business, financial condition and results of operations.

We may be subject to liability for sales and other taxes and penalties, which could have an adverse effect on our business

We currently collect sales or other similar taxes only on the shipment of goods to the states of California, New Jersey and Tennessee. The U.S. Supreme Court has ruled that vendors whose only connection with customers in a state is by common carrier or the U.S. mail are free from state-imposed duties to collect sales and use taxes in that state. However, states could seek to impose additional income tax obligations or sales tax collection obligations on out-of-state companies such as ours, which engage in or facilitate online commerce, based on their interpretation of existing laws, including the Supreme Court ruling, or specific facts relating to us. If sales tax obligations are successfully imposed upon us by a state or other jurisdiction, we could be exposed to substantial tax liabilities for past sales and penalties and fines for failure to collect sales taxes. We could also suffer decreased sales in that state or jurisdiction as the effective cost of purchasing goods from us increases for those residing in that state or jurisdiction.

In addition, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s apparent position regarding sales and use taxes on Internet sales. If any of these initiatives are enacted, we could be required to collect sales and use taxes in additional states and our revenue could be adversely affected. Furthermore, the U.S. Congress has not yet extended a moratorium, which was first imposed in 1998 but has since expired, on state and local governments’ ability to impose new taxes on Internet access and Internet transactions. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us as well as substantially impair the growth of e-commerce and adversely affect our revenue and profitability. Since our service is available over the Internet in multiple states, these jurisdictions may require us to qualify to do business in these states. If we fail to qualify in a jurisdiction that requires us to do so, we could face liabilities for taxes and penalties.

We could be liable for breaches of security on our websites

A fundamental requirement for e-commerce is the secure transmission of confidential information over public networks. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to mitigate such fraud or breaches may adversely affect our operating results. We may be required to expend significant capital and other resources to protect against potential security breaches or to alleviate problems caused by any breach. We rely on licensed encryption and authentication technology to provide the security and authentication necessary for secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the algorithms that we use to protect customer transaction data. In the event someone circumvents our security measures, it could seriously harm our business and reputation and we could lose customers. Security breaches could also expose us to a risk of loss or litigation and possible liability for failing to secure confidential customer information.

The success of our business depends on the continued growth of the Internet as a retail marketplace and the related expansion of the Internet infrastructure

Our future success depends upon the continued and widespread acceptance and adoption of the Internet as a vehicle to purchase products. If customers or manufacturers are unwilling to use the Internet to conduct business and exchange information, our business will fail. The commercial acceptance and use of the Internet may not continue to develop at historical rates, or may not develop as quickly as we expect. The growth of the Internet, and in turn the growth of our business, may be inhibited by concerns over privacy and security, including concerns regarding “viruses” and “worms,” reliability issues arising from outages or damage to Internet infrastructure, delays in development or adoption of new standards and protocols to handle the demands of increased Internet activity, decreased accessibility, increased government regulation, and taxation of Internet activity. In addition, our business growth may be adversely affected if the Internet infrastructure does not keep pace with the growing Internet activity and is unable to support the demands placed upon it, or if there is any delay in the development of enabling technologies and performance improvements.

If we do not respond to technological change, our websites could become obsolete and our financial results and conditions could be adversely affected

We maintain a network of websites which requires substantial development and maintenance efforts and entails significant technical and business risks. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our websites. The Internet and the e-commerce industry are characterized by rapid technological change, the emergence of new industry standards and practices and changes in customer requirements and preferences. Therefore, we may be required to license emerging technologies, enhance our existing websites, develop new services and technology that address the increasingly sophisticated and varied needs of our current and prospective customers, and adapt to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner. Our ability to remain technologically competitive may require substantial expenditures and lead time and our failure to do so may harm our business and results of operations.

System failures, including failures due to natural disasters or other catastrophic events, could prevent access to our websites, which could reduce our net sales and harm our reputation

Our sales would decline and we could lose existing or potential customers if they are not able to access our websites or if our websites, transaction processing systems or network infrastructure do not perform to our customers’ satisfaction. Any Internet network interruptions or problems with our websites could:

•	prevent customers from accessing our websites;

•	reduce our ability to fulfill orders or bill customers;

•	reduce the number of products that we sell;

•	cause customer dissatisfaction; or

•	damage our brand and reputation.

We have experienced brief computer system interruptions in the past, and we believe they will continue to occur from time to time in the future. Our systems and operations are also vulnerable to damage or interruption from a number of sources, including a natural disaster or other catastrophic event such as an earthquake, typhoon, volcanic eruption, fire, flood, terrorist attack, power loss, telecommunications failure, physical and electronic break-ins and other similar events. For example, our headquarters and the majority of our infrastructure, including some of our servers, are located in Southern California, a seismically active region. We also maintain offshore and outsourced operations in the Philippines, an area that was recently subjected to a typhoon and a volcanic eruption. In addition, California has in the past experienced power outages as a result of limited electrical power supplies. Such outages, natural disasters and similar events may recur in the future and could disrupt the operation of our business. Our technology infrastructure is also vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. Although the critical portions of our systems are redundant and backup copies are maintained offsite, not all of our systems and data are fully redundant. We do not presently have a formal disaster recovery plan in effect and may not have sufficient insurance for losses that may occur from natural disasters or catastrophic events. Any substantial disruption of our technology infrastructure could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders or operate our websites in a timely manner, or at all.

Capacity constraints on our technology infrastructure would harm our business, prospects, results of operations and financial condition

If the volume of traffic on our websites or the number of purchases made by customers increases substantially, we may need to further expand and upgrade our technology, transaction processing systems and network infrastructure. Capacity constraints can cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and delays in reporting accurate financial information.

We may be unable to project accurately the rate or timing of traffic increases or successfully and cost-effectively upgrade our systems and infrastructure in time to accommodate future traffic levels on our websites. Any such upgrades to our systems and infrastructure will require substantial expenditures. In addition, we may be unable to upgrade and expand our transaction processing systems in an effective and timely manner or to integrate any newly developed or purchased functionality with our existing systems. Any inability to efficiently upgrade our systems and infrastructure in a timely manner to account for such growth and integrations may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality, delayed order fulfillment, any of which could result in a decline in our sales and harm our reputation.

We depend on third-party delivery services to deliver our products to our customers on a timely and consistent basis, and any deterioration in our relationship with any one of these third parties or increases in the fees that they charge could adversely affect our business and financial condition

We rely on third parties for the shipment of our products, but because we do not have written long-term agreements with any of these third parties, we cannot be sure that these relationships will continue on terms favorable to us, or at all. Increases in shipping costs could harm our business, prospects, financial condition and results of operations by increasing our costs of doing business and resulting in reduced gross margins. Our average cost per shipment with our primary carrier increased in January 2007; however, we are not able to ascertain the magnitude of this increase because the carrier has concurrently changed its billing method and has not been able to bill us accurately since January 2007. In addition, if our relationships with these third parties are terminated or impaired, or if these third parties are unable to deliver products for us, whether through labor shortage, slow down or stoppage, deteriorating financial or business condition, responses to terrorist attacks or for any other reason, we would be required to use alternative carriers for the shipment of products to our customers. Changing carriers could have a negative effect on our business and operating results due to reduced visibility of order status and package tracking and delays in order processing and product delivery, and we may be unable to engage alternative carriers on a timely basis, upon terms favorable to us, or at all.

We face exposure to product liability lawsuits

The automotive industry in general has been subject to a large number of product liability claims due to the nature of personal injuries that result from car accidents or malfunctions. As a distributor of auto parts, we could be held liable for the injury or damage caused if the products we sell are defective or malfunction. While we carry insurance against product liability claims, if the damages in any given action were high or we were subject to multiple lawsuits, the damages and costs could exceed the limits of our insurance coverage. If we were required to pay substantial damages as a result of these lawsuits, it may seriously harm our business and financial condition. Even defending against unsuccessful claims could cause us to incur significant expenses and result in a diversion of management’s attention. In addition, even if the money damages themselves did not cause substantial harm to our business, the damage to our reputation and the brands offered on our websites could adversely affect our future reputation and our brand, and could result in a decline in our net sales and profitability.

If we fail to maintain an effective system of internal control over financial reporting or are not able to adequately address certain identified material weaknesses in our system of internal controls or comply with Section 404 of the Sarbanes-Oxley Act of 2002, we may not be able to accurately report our financial results or prevent fraud, and our stock price could decline

Our auditors have identified certain material weaknesses in our system of internal control over financial reporting that are primarily related to our need to hire additional financial and accounting employees, as well as our need to upgrade our accounting systems and improve our documentation of our key assumptions, estimates, accounting policies and procedures. We have also experienced certain deficiencies that we believe are related to our integration of Partsbin, including the credit processing and pricing functions. If we fail to adequately address these material weaknesses and are not able to staff our accounting and finance department with the appropriate complement of experienced employees, we may not be able to improve our system of internal control over financial reporting to comply with the reporting requirements applicable to public companies in the United States. Furthermore, it is possible that our auditors will identify additional material weaknesses or significant deficiencies in the future in our system of internal control over financial reporting. Our failure to address any deficiencies or weaknesses in our internal control over financial reporting or to properly maintain an effective system of internal control over financial reporting could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

In addition, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to evaluate and report on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2007, and have our independent auditors attest to our evaluation, beginning with our Annual Report on Form 10-K for the year ending December 31, 2008. We have prepared an internal plan of action for compliance with Section 404 and for strengthening and testing our system of internal control to provide the basis for our report, but we cannot assure you that this plan of action will be sufficient to meet the rigorous requirements of Section 404, and our independent auditors may issue an adverse opinion regarding management’s assessment of Section 404 compliance. Our failure to comply with Section 404 or our reporting requirements would reduce investors’ confidence in our financial statements and harm our stock price and could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the NASDAQ Global Market and the inability of registered broker/dealers to make a market in our common stock, which could also reduce our stock price.

Existing or future government regulation could expose us to liabilities and costly changes in our business operations and could reduce customer demand for our products and services.

We are subject to federal and state consumer protection laws and regulations, including laws protecting the privacy of customer non-public information and regulations prohibiting unfair and deceptive trade practices, as well as laws and regulations governing businesses in general and the Internet and e-commerce. Additional laws and regulations may be adopted with respect to the Internet, the effect of which on e-commerce is uncertain. These laws may cover issues such as user privacy, spyware and the tracking of consumer activities, marketing e-mails and communications, other advertising and promotional practices, money transfers, pricing, content and quality of products and services, taxation, electronic contracts and other communications, intellectual property rights, and information security. Furthermore, it is not clear how existing laws such as those governing issues such as property ownership, sales and other taxes, trespass, data mining and collection, and personal privacy apply to the Internet and e-commerce. To the extent we expand into international markets, we will be faced with complying with local laws and regulations, some of which may be materially different than U.S. laws and regulations. Any such foreign law or regulation, any new U.S. law or regulation, or the interpretation or application of existing laws and regulations to the Internet or other online services, may have a material adverse effect on our business, prospects, financial condition and results of operations by, among other things, impeding the growth of the Internet, subjecting us to fines, penalties, damages or other liabilities, requiring costly changes in our business operations and practices, and reducing customer demand for our products and services. We do not maintain insurance coverage to cover the types of claims or liabilities that could arise as a result of such regulation.

If we are unable to protect our intellectual property rights, our reputation and brand could be impaired and we could lose customers

We regard our trademarks, trade secrets and similar intellectual property as important to our success. We rely on trademark and copyright law, and trade secret protection, and confidentiality and/or license agreements with employees, customers, partners and others to protect our proprietary rights. We cannot be certain that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, third parties may infringe or misappropriate our proprietary rights, and we could be required to incur significant expenses to preserve them. We have common law trademarks, as well as pending federal trademark registrations for several marks. Even if we obtain approval of such pending registrations, the resulting registrations may not adequately cover our inventions or protect us against infringement by others. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services may be made available online. We also currently own or control a number of Internet domain names, including www.usautoparts.net, www.partstrain.com and www.autopartswarehouse.com. We may be unable to protect these domain names or acquire or maintain relevant domain names in the United States and in other countries. If we are not able to protect our trademarks, domain names or other intellectual property, we may experience difficulties in achieving and maintaining brand recognition and customer loyalty.

Our e-commerce system is dependent on open-source software, which exposes us to uncertainty and potential liability

We utilize open-source software such as Linux, Apache, MySQL, PHP, Fedora and Perl throughout our web properties and supporting infrastructure. Open-source software is maintained and upgraded by a general community of software developers under various open-source licenses, including the GNU General Public License, or GPL. These developers are under no obligation to maintain, enhance or provide any fixes or updates to this software in the future. Additionally, under the terms of the GPL and other open-source licenses, we may be forced to release to the public source-code internally developed by us pursuant to such licenses. Furthermore, if any of these developers contribute any code of others to any of the software that we use, we may be exposed to claims and liability for intellectual property infringement. A number of lawsuits are currently pending against third parties over the ownership rights to the various components within some open-source software that we use. If the outcome of these lawsuits is unfavorable, we may be held liable for intellectual property infringement based on our use of these open-source software components. We may also be forced to implement changes to the code-base for this software or replace this software with internally developed or commercially licensed software.

We rely on bandwidth and data center providers and other third parties to provide products to our customers, and any failure or interruption in the services provided by these third parties could disrupt our business and cause us to lose customers

We rely on third-party vendors, including data center and bandwidth providers. Any disruption in the network access or co-location services, which are the services that house and provide Internet access to our servers, provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. We exercise little control over these third-party vendors, which increases our vulnerability to problems with the services they provide. We also license technology and related databases from third parties to facilitate elements of our e-commerce platform. We have experienced and expect to continue to experience interruptions and delays in service and availability for these elements. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies could negatively impact our relationship with our customers and adversely affect our business.

Our systems also heavily depend on the availability of electricity, which also comes from third-party providers. If we were to experience a major power outage, we would have to rely on back-up generators. These back-up generators may not operate properly through a major power outage, and their fuel supply could also be inadequate during a major power outage. Information systems such as ours may be disrupted by even brief power outages, or by the fluctuations in power resulting from switches to and from backup generators. This could disrupt our business and cause us to lose customers.

The United States government may substantially increase border controls and impose restrictions on cross-border commerce that may substantially harm our business

We purchase a substantial portion of our products from foreign manufacturers and other suppliers who source products internationally. Restrictions on shipping goods into the United States from other countries pose a substantial risk to our business. Particularly since the terrorist attacks on September 11, 2001, the United States government has substantially increased border surveillance and controls. If the United States were to impose further border controls and restrictions, impose quotas, tariffs or import duties, increase the documentation requirements applicable to cross border shipments or take other actions that have the effect of restricting the flow of goods from other countries to the United States, we may have greater difficulty acquiring our inventory in a timely manner, experience shipping delays, or incur increased costs and expenses, all of which would substantially harm our business and results of operations.

Our stock price has been and may continue to be volatile, which may result in losses to our stockholders

The market prices of technology and e-commerce companies generally have been extremely volatile and have recently experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to, among other things, the risk factors described in this report and other factors beyond our control such as fluctuations in the operations or valuations of companies perceived by investors to be comparable to us, our ability to meet analysts’ expectations, or conditions or trends in the Internet or auto parts industries.

Since the completion of our initial public offering in February 2007, the trading price of our common stock has been volatile, declining from a high closing sales price of $12.49 per share to a low closing sales price per share of $5.12. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance, may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Although we have not been served with any class action lawsuits, we are aware that several law firms have issued press releases indicating that they have commenced such actions against us and certain of our officers and directors. Based upon allegations made in the press releases that we have seen, we believe such actions are without merit and will defend vigorously any such claims made against us. However, defending securities litigation against us could subject us to significant liability, result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business and further adversely impact our stock price.

Our executive officers and directors own a significant percentage of our stock

As of the closing of our initial public offering in February 2007, our executive officers and directors and entities that are affiliated with them beneficially owned approximately 57.2% of our outstanding shares of common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval including the election of our entire board of directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.

A large number of additional shares may be sold into the public market in the near future, which may cause the market price of our common stock to decline significantly, even if our business is doing well

Sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock. As of the closing of our initial public offering, we had 29,832,927 shares of common stock outstanding, of which the 11,500,000 shares we and the selling stockholders sold in such offering may be resold in the public market immediately. The remaining outstanding shares are all subject to lock-up agreements with the underwriters for our initial public offering and with us. Pursuant to such agreements, of these remaining shares, 6,649,618 shares will become available for resale in the public market 12 months after the date of effectiveness of the registration statement filed with respect to such offering and 11,683,309 shares will become available for resale in the public market 18 months after such date. However, we and the underwriters can waive the lock-up restriction and allow these stockholders to sell their shares at any time, subject to applicable securities law and limitations. As restrictions on resale end, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them.

We will incur increased costs and compliance risks as a result of being a public company

We completed our initial public offering in February 2007. As a public company, we expect to incur significant legal, accounting and other expenses that we did not incur as a private company. These expenses are associated with our public company reporting requirements and certain corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and the new rules implemented by the SEC and the NASDAQ Stock Market. We expect that compliance with these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, will substantially increase our legal and financial compliance costs and will likely require us to hire additional personnel and/or consultants. Like many smaller public companies, we expect to face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The process of strengthening our internal control and complying with Section 404 will be expensive and time consuming, and will require significant time and attention from our management team. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

We do not intend to pay dividends on our common stock

We currently intend to retain any future earnings and do not expect to pay any cash dividends on our capital stock for the foreseeable future.

Our charter documents could deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares

Provisions in our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Such provisions include the following:

•	our board of directors will be authorized, without prior stockholder approval, to create and issue preferred stock which could be used to implement anti-takeover devices;

•	advance notice will be required for director nominations or for proposals that can be acted upon at stockholder meetings;

•

our board of directors will be classified such that not all members of our board are elected at one time, which may make it more difficult for a person who acquires control of a majority of our outstanding voting stock to replace all or a majority of our directors;

•	stockholder action by written consent will be prohibited except with regards to an action that has been approved by the board;

•	special meetings of the stockholders will be permitted to be called only by the chairman of our board of directors, our chief executive officer or by a majority of our board of directors;

•	stockholders will not be permitted to cumulate their votes for the election of directors; and

•

stockholders will be permitted to amend certain provisions of our bylaws only upon receiving at least 66 2/3% of the votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters and primary distribution centers are located in Carson, California in approximately 153,000 square feet of office and warehouse space. We have additional management, sales, technical and accounting staff at our 6,000 square foot Trenton, New Jersey office and another 10,000 square-foot distribution center in Nashville, Tennessee. We lease approximately 12,900 square feet of office space in the Philippines for our employees located in that country. We lease all of our facilities under leases which expire between May 31, 2007 and October 31, 2009. For additional information regarding our obligations under property leases, see Note 10 of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth under the caption “Legal Matters” in Note 10 and under the caption “Securities Litigation” in Note 15 of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of this report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2006, we submitted to a vote of our security holders an amendment to our then effective articles of incorporation, to eliminate certain participating dividend rights afforded to the holders of the Series A preferred stock. The amendment was approved by the unanimous written consent of all of our then existing stockholders. The outstanding shares of our Series A preferred stock were subsequently converted into shares of our common stock upon the closing of our initial public offering in February 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since February 9, 2007, our common stock has been listed on the NASDAQ Global Market under the symbol “PRTS.” Prior to such time, there was no established public trading market for our common stock. On March 28, 2007, the last reported sale price of our common stock on the NASDAQ Global Market was $5.39.

Holders

As of March 28, 2007, there were approximately 16 holders of record of our common stock. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividend Policy

Concurrently with our recapitalization and termination of our S corporation status in March 2006, we paid a cash distribution to our stockholders in an aggregate amount of $51.7 million, which included our final S corporation distribution in the amount of $1.7 million. We currently intend to retain any future earnings to finance the growth and development of our business, and we do not anticipate that we will declare or pay any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, restrictions under any existing indebtedness and other factors the board of directors deems relevant. Our bank loan documents also prohibit us from paying any cash dividends on our common stock without the prior written consent of our lender.

Sales of Unregistered Securities

The following is a summary of our transactions during the year ended December 31, 2006, involving sales of our securities that were not registered under the Securities Act of 1933, as amended:

(1) In March 2006, we completed a private placement of our Series A convertible preferred stock and issued 11,055,425 shares of our Series A convertible preferred stock to Oak Investment Partners XI, L.P. for a purchase price of $4.07 per share or an aggregate purchase price of $45.0 million. Such shares of Series A preferred stock were converted into an aggregate of 6,633,255 shares of our common stock upon the closing of our initial public offering in February 2007.

(2) In May 2006, we acquired Partsbin in a stock for stock and cash transaction. As partial consideration for all of the outstanding capital stock of Partsbin, we issued an aggregate of 1,983,315 shares of our common stock to the stockholders of Partsbin.

(3) From March 2006 to December 2006, we granted options to purchase an aggregate of 2,891,304 shares of common stock to our employees and directors under our 2006 Equity Incentive Plan at exercise prices ranging from $6.78 to $11.68 per share. Of the options granted, as of December 31, 2006, options to purchase 2,786,532 shares were outstanding, no shares of common stock have been purchased pursuant to exercises of stock options and 104,772 shares have been cancelled and returned to the stock option plan pool.

(4) In June 2006, we issued and sold 16,363 shares of our common stock under the 2006 Equity Incentive Plan to an employee at a purchase price of $9.17 per share or an aggregate cash purchase price of $150,000.

The issuances of securities in the transactions described in paragraphs 1 and 2 above were effected without registration under the Securities Act in reliance on Section 4(2) thereof or Rule 506 of Regulation D thereunder based on the status of each investor as an accredited investor as defined under the Securities Act. The issuances of securities in the transactions described in paragraphs 3 and 4 above were effected without registration under the Securities Act in reliance on Section 4(2) thereof or Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation. None of the foregoing transactions was effected using any form of general advertising or general solicitation as such terms are used in Regulation D under the Securities Act. The recipients of securities in each such transaction either received adequate information about us or had access, through their relationships with us, to such information.

Use of Proceeds from Sales of Registered Securities

On February 14, 2007, we completed the initial public offering of our common stock, pursuant to which we sold 8,000,000 shares of our common stock and the selling stockholders sold an aggregate of 3,500,000 shares of our common stock (which included 1,500,000 shares sold by the selling stockholders pursuant to the exercise of the underwriters’ over-allotment option) at the initial public offering price of $10.00 per share. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (File. No. 333-138379) that was declared effective by the SEC on February 8, 2007. RBC Capital Markets Corporation, Thomas Weisel Partners LLC, Piper Jaffray & Co. and JMP Securities LLC were the co-managing underwriters for the offering.

The aggregate purchase price of the shares sold by us in the offering was $80.0 million. The aggregate purchase price of the shares sold by the selling stockholders was $35.0 million. We and the selling stockholders paid to the underwriters underwriting discounts and commissions totaling $5.6 million and $2.45 million, respectively, in connection with the offering. In addition, we incurred additional expenses of approximately $2.5 million in connection with the offering. After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $71.9 million. We did not receive any proceeds from the sale of shares by the selling stockholders.

Approximately $28.0 million of the net proceeds from the offering was used to repay our outstanding indebtedness under two term loans for approximately $18.0 million and $10.0 million, payable to our commercial lender. In addition, $4.0 million of the net proceeds from the offering has been paid on the notes payable to the former stockholders of Partsbin, including Richard Pine, one of our directors and executive officers. Except for the payment of such debt, none of the net proceeds from the offering were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliate, other than in the form of wages or salaries and bonuses paid out in the ordinary course of business. The remaining net proceeds from the offering have been invested in short-term investment-grade securities and cash equivalents. We will retain broad discretion over the use of the net proceeds received from our initial public offering. The amount and timing of our actual expenditures may vary significantly depending on a number of factors, including the growth of our sales and customer base, the type of efforts we make to build our brand and competitive developments in e-commerce.

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

We did not repurchase any of our outstanding equity securities during the most recent quarter covered by this report.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial information as of and for the dates and periods indicated have been derived from our audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report and our consolidated financial statements and related notes included elsewhere in this report.

	Year Ended December 31,
	2002	2003	2004	2005	2006(1)
	(in thousands, except share and per share data)
Consolidated Statement of Income Data:
Net sales	$17,936	$31,657	$40,658	$59,698	$120,060
Cost of sales	12,275	17,814	21,334	34,829	78,573

Gross profit	5,661	13,843	19,324	24,869	41,487
Operating expenses:
General and administrative	1,090	2,284	3,599	7,254	9,594
Marketing	1,685	3,617	4,526	5,802	15,102
Fulfillment	2,473	3,246	2,990	4,357	4,963
Technology	259	405	776	868	1,332
Amortization of intangibles	—	—	8	17	5,092

Total operating expenses	5,507	9,552	11,899	18,298	36,083
Income from operations	154	4,291	7,425	6,571	5,404
Other income (expense), net	64	(42)	36	85	(1,358)

Income before income taxes	218	4,249	7,461	6,656	4,046
Income tax provision (benefit)	3	478	328	(163)	550

Net income	$215	$3,771	$7,133	$6,819	$3,496

Basic net income per share	$0.02	$0.33	$0.54	$0.52	$0.24
Diluted net income per share	$0.02	$0.33	$0.54	$0.52	$0.17
Shares used in computation of basic net income per share	10,999,560	11,276,876	13,200,000	13,200,000	14,437,657
Shares used in computation of diluted net income per share	10,999,560	11,276,876	13,200,000	13,200,000	19,990,431

(1)	2006 includes the results of Partsbin, which was acquired in May 2006, and is not reflected in prior periods.

	December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$252	$2,117	$2,130	$1,353	$2,381
Working capital (deficit)	744	3,391	1,662	3,273	(11,213)
Total assets	4,290	8,289	13,111	14,484	69,910
Long-term debt (excluding notes payable to stockholders and current portion)	408	80	83	357	20,786
Notes payable to stockholders	—	—	—	—	5,000
Stockholders’ equity	1,142	4,543	5,960	5,239	20,612

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part IV, Item 15 of this report. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the section entitled “Risk Factors” in Item 1A and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a leading online provider of aftermarket auto parts, including body parts, engine parts and performance parts and accessories. Our user-friendly websites provide customers with a broad selection of approximately 550,000 SKUs, with detailed product descriptions and photographs. Our proprietary product database maps our SKUs to over 4.3 million product applications based on vehicle makes, models and years. We principally sell our products to individual consumers through our network of websites and online marketplaces. Our flagship websites are located at www.partstrain.com and www.autopartswarehouse.com. We believe our strategy of disintermediating the traditional auto parts supply channels and selling products directly to customers over the Internet allows us to more efficiently deliver products to our customers while generating higher margins.

Our History. We were formed in 1995 as a distributor of aftermarket auto parts and launched our first website in 2000. We rapidly expanded our online operations, increasing the number of SKUs sold through our e-commerce network, adding additional websites, improving our Internet marketing proficiency and commencing sales in online marketplaces. As a result, our business has grown consistently since 2000, generating net sales of $120.1 million for the year ended December 31, 2006.

Recent Acquisition. In May 2006, we completed the acquisition of Partsbin. As a result of this acquisition, we expanded our product offering and product catalog to include performance parts and accessories and additional engine parts, enhanced our ability to reach more customers, significantly increased our net sales and added a complementary, drop-ship order fulfillment method. Partsbin also expanded our international operations by adding two outsourced call centers in the Philippines and in India, as well as a Canadian subsidiary to facilitate sales in Canada. We also augmented our technology platform and expanded our management team. The purchase price for Partsbin consisted of $25.0 million in cash, promissory notes in the aggregate principal amount of $5.0 million payable to the former stockholders of Partsbin and 1,983,315 shares of our common stock. The acquisition of Partsbin did not result in a new operating segment for financial reporting purposes. Once we have completed the integration of Partsbin, we may pursue selective acquisition opportunities to increase our share of the aftermarket auto parts market and expand our product offerings.

We have recently discovered some integration challenges related to the Partsbin acquisition, which are expected to negatively impact our gross margins for the first half of 2007. First, we experienced a decrease in our fill rate, which is the rate our vendors were able to ship products to our customers. This fill rate issue related to the vendors used in the Partsbin drop-ship fulfillment method in our performance parts and accessories categories and resulted in higher than anticipated customer credits as we were not able to ship products that were ordered and paid for. These credits were handled by our customer service team in New Jersey and were not processed until the first quarter of 2007, which resulted in us having to significantly reduce sales for unfilled orders and increase our sales returns and allowances reserve for filled orders at the end of 2006 as well as reduce our net sales for 2006. We have since transferred the credit processing function to our accounting group in our principal offices in Carson, California, which now handles all of our credit processing. We plan to increase the number of performance part SKUs that we offer through our stock and ship fulfillment method by between approximately 5,000 to 10,000 additional SKUs, which is expected to improve margins.

The second integration challenge we have experienced related to the Partsbin acquisition involved product pricing by the Partsbin sales group, which function we had not yet integrated with our historical operations. During December 2006 and the first quarter 2007, our pricing team located in New Jersey, who is responsible for pricing certain performance parts and accessories, generally reduced prices on many SKUs under their supervision. These pricing reductions are lowering our average sales price and thereby reducing our gross margins in the first quarter of 2007. We have recently consolidated the pricing function from our Partsbin group to our principal offices in Carson, California, and we are working on improving the pricing levels and methodology in order to allow us to update prices on all of our websites more quickly and more easily. While we still plan to price our products competitively, we have recently increased prices for many of our performance parts and accessories in order to improve our average selling price and gross margins.

Recent Initiatives. We have recently made several new investments to enhance the value of our business. Since June 30, 2005, we have hired additional key employees, including our Chief Financial Officer, Chief Operating Officer and Chief Information Officer, as well as additional sales and marketing, technology and operations personnel. During September 2006, we upgraded our accounting system and made significant software development efforts on our operational systems to support our expected future growth. We have added additional space to our distribution facilities to accommodate the stocking of additional products. We have also modified our product catalog to increase the number of applications available on our websites and have reformatted the catalog to more easily integrate with the Partsbin catalog.

International Operations. We are in negotiations with the provider of our outsourced call center operations in the Philippines and may take certain of these operations in-house in the near future, in part by transitioning some of the outsourced personnel into our own operations. We are evaluating the addition of a new call center in the Philippines and expect to spend approximately $1.0 million on such facility in 2007. We anticipate that we may incur significant costs associated with the transition of these outsourced personnel to our operations or our net sales may be reduced in the event we are not able to successfully acquire or integrate these personnel. In addition to the call center operations in the Philippines and in India that we acquired in connection with the Partsbin acquisition, we own a Philippines subsidiary, which provides us with software development, Internet marketing, customer service and sales functions. We believe that the cost advantages of our offshore operations provide us with the ability to grow our business in a cost-effective manner, and we expect to continue to add headcount to our offshore operations. We also acquired a Canadian subsidiary in connection with our acquisition of Partsbin to facilitate sales of our products in Canada.

Industry Issues. Certain industry issues could have an adverse impact on our future operating results. First, Ford Global Technologies, LLC has filed a complaint with the USITC alleging that we and certain other parties in the aftermarket auto part distribution chain have infringed certain of Ford’s design patents. A preliminary ruling on December 4, 2006 by the administrative law judge upheld the validity of seven of the ten patents, and the judge further ruled that the importation of automotive parts allegedly covered by these seven patents violates Section 337 of the Tariff Act of 1930, as amended. The ruling was subject to review by the USITC but became final upon notice by the USITC in March 2007 of its decision not to review the determination made by the administrative law judge. To date, our sales of these parts have been minimal, but as the design for the 2004 model is incorporated into later year models of the F-150 and these trucks have been on the road longer, sales of aftermarket replacement parts for these trucks may increase substantially. In addition, if Ford or other OEMs commence similar actions, we could be precluded from selling a greater number of parts, our costs could increase and the aftermarket auto parts industry in general could be adversely effected.

The second issue that could impact our operating results relates to certain changes in the paid search market. In particular, Yahoo! recently changed the manner in which it handles paid search advertising to an approach similar to the one used by Google. This change makes it more difficult for us to ascertain what other companies are bidding for specific key words. The adoption of this approach by Yahoo! and other paid search providers could significantly increase the cost of our Internet advertising.

Basis of Presentation

Net Sales. E-commerce, online marketplaces and wholesale sales represent different sales channels for our products. We generate net sales primarily through the sale of auto parts to individual consumers through our network of e-commerce websites and online marketplaces. E-commerce sales are derived from our network of websites, which are company owned and operated. E-commerce and online marketplace sales also include inbound telephone sales through our call center that supports these sales channels. Online marketplaces consist primarily of sales of our products on online auction websites, where we sell through auctions as well as through storefronts that we maintain on these third-party owned websites. Our wholesale channel represents our distribution of products directly to commercial customers by selling auto parts to auto body shops and collision repair shops located in Southern California. Our wholesale channel also includes the distribution of our Kool-Vue mirror line to auto parts distributors nationwide. To understand revenue generation through our network of e-commerce websites, we monitor several key business metrics, including the following:

•

Unique Visitors. A unique visitor to a particular website represents a user with a distinct IP address that visits that particular website. We define the total number of unique visitors in a given month as the sum of unique visitors to each of our websites during that month. We measure unique visitors to understand the volume of traffic to our websites and to track the effectiveness of our online marketing efforts. The number of unique visitors has historically varied based on a number of factors, including our marketing activities and seasonality. We believe an increase in unique visitors to our websites will result in an increase in the number of orders. We seek to increase the number of unique visitors to our websites by attracting repeat customers and improving search engine marketing and other Internet marketing activities.

•

Total Number of Orders. We closely monitor the total number of orders as an indicator of revenue trends. We recognize revenue associated with an order when the products have been shipped, consistent with our revenue recognition policy discussed in “Critical Accounting Policies” below. Orders are typically processed and shipped within one business day after a customer places an order.

•

Average Order Value. Average order value represents our net sales for a given period of time divided by the total number of orders recorded during the same period of time. We seek to increase the average order value as a means of increasing net sales. Average order values vary depending upon a number of factors, including the components of our product offering, the order volume in certain online sales channels and the general level of competition online.

Cost of Sales. Cost of sales consists of the direct costs associated with procuring parts from suppliers and delivering products to customers. These costs include product costs offset by purchase discounts, freight and shipping costs and warehouse supplies.

General and Administrative Expense. General and administrative expense consists primarily of administrative payroll and related expenses, credit card and other transaction processing fees, legal and professional fees, amortization of software and other administrative costs.

Marketing Expense. Marketing expense consists of Internet marketing costs and fees, Internet commerce facilitator fees and other advertising costs, as well as payroll and related expenses associated with our marketing and customer service personnel, including the call centers. These costs are generally variable and are typically a function of net sales.

Fulfillment Expense. Fulfillment expense consists primarily of payroll and related costs associated with our warehouse employees, facility rent, building maintenance, depreciation and other costs associated with inventory management and our wholesale operations.

Technology Expense. Technology expense consists primarily of payroll and related expenses of our information technology personnel, the cost of hosting our servers, communications expenses and Internet connectivity costs, computer support and software development.

Amortization of Intangibles. Amortization of intangibles consists primarily of the amortization expense associated with certain intangibles recorded as a result of the Partsbin acquisition, in addition to the amortization expense of our capitalized domain names.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest expense on our outstanding loan balances and capital leases.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, costs and expenses, as well as the disclosure of contingent assets and liabilities and other related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of our assets and liabilities that are not readily apparent from other sources. In many instances, we could have reasonably used different accounting estimates. Actual results could differ from those estimates, and we include any revisions to our estimates in our results for the period in which the actual amounts become known.

We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations:

Revenue Recognition. We recognize revenue from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred (to the common carrier), the selling price is fixed or determinable and collectability is reasonably assured.

We evaluate the criteria of EITF 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When we are the primary party obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers or have several but not all of these indicators, revenue is recorded gross.

Product sales and shipping revenues, net of promotional discounts and return allowances, are recorded when the products are shipped and title passes to customers. Retail items sold to customers are made pursuant to terms and conditions that provide for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue by our best estimate of expected product returns, are estimated using historical experience. We generally require payment by credit card at the point of sale. Amounts received prior to when we ship goods to customers are recorded as deferred revenue.

We periodically provide incentive offers to our customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off of current purchases and other similar offers. Current discount offers, when accepted by our customers, are treated as a reduction to the purchase price of the related transaction. Current discount offers and inducement offers are classified as an offsetting amount in net sales.

Inventory. Inventory consists of finished goods available-for-sale and is stated at the lower of cost or market value, determined using the first in, first out (“FIFO”) method. We purchase inventory from suppliers both domestically and internationally, primarily in Taiwan and China. We believe that our products are generally available from more than one supplier, and we maintain multiple sources for many of our products, both internationally and domestically. We offer a broad line of auto parts for automobiles from model years 1965 to 2006. Because of the continued demand for our products, we primarily purchase products in bulk quantities to take advantage of quantity discounts and to ensure inventory availability. Inventory is reported net of inventory reserves for slow moving, obsolete or scrap product, which are established based on specific identification of slow moving items and the evaluation of overstock considering anticipated sales levels. If actual market conditions are less favorable than those anticipated by management, additional reserves may be required. Historically, our recorded reserve for returns has been adequate to provide for actual returns.

Website and Software Development Costs. We capitalize certain costs associated with software developed for internal use according to EITF No. 00-2, “Accounting for Website Development Costs” (“EITF 00-2”) and Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Under the provisions of EITF 00-2 and SOP 98-1, we capitalize costs associated with website development and software developed for internal use when both the preliminary project design and testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website development and software development such as payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use software project. Capitalization of these costs ceases when the project is substantially complete and ready for its intended use.

Long-Lived Assets and Intangibles. We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Asset” (“SFAS No. 142”). Under SFAS No. 142, intangible assets with indefinite useful lives are subject to reduction only when their carrying amounts exceed their estimated fair values based on impairment tests established by SFAS No. 142 that must be made at least annually. Capitalized amounts are amortized on a straight-line basis over their estimated useful lives. During the year ended December 31, 2004, we acquired intangibles in the amount of $50,000 relating to Internet domain names. In May 2006, we acquired approximately $52.6 million of intangibles related to the acquisition of Partsbin. We preliminarily allocated $29.0 million of the purchase price to websites, $2.3 million to domain names, $4.1 million to software assets, $3.0 million to long-term, favorable supplier relationships and $14.2 million to goodwill. Domain names are generally not amortized, capitalized websites are amortized over five years, and software assets and supplier relationships are amortized over three years.

In accordance with SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess long-lived assets, including intangibles subject to amortization, and indefinite lived intangibles, including goodwill, for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable based on the undiscounted estimated future cash flows expected to result from its use and eventual disposition. We recognize impairment in our operating results to the extent that the carrying value exceeds the discounted cash flows of future operations. We did not recognize any impairment losses for the years ended December 31, 2003, 2004 or 2005. If our key assumptions used to determine estimated discounted cash flows change in the future, we may be required to record impairment charges.

Income Taxes. In 1996, we elected to be taxed as an S corporation for income tax purposes under provisions of the Internal Revenue and California Taxation Codes, which require that our income or loss be reported on the individual income tax returns of our stockholders. In addition, the Company was subject to income taxes from the States of California and Tennessee at reduced rates. However, MBS Marketing, Inc., a former consolidated entity, was subject to federal income taxes and franchise taxes in California at normal rates. In connection with our recapitalization, our S corporation status was terminated in March 2006, and we became a Delaware C corporation. MBS Marketing, Inc. was merged into us in June 2005 and consolidated with us for all periods presented for financial reporting purposes.

We account for income taxes for MBS Marketing, Inc., incorporated as a C corporation, and after March 3, 2006, for U.S. Auto Parts, in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When appropriate, we establish a valuation reserve to reduce deferred tax assets, which includes tax credits and loss carry forwards, to the amount that is more likely than not to be realized. Should future income be less than anticipated by management, we may be required to record a valuation allowance against our deferred tax assets.

Share-Based Compensation. We did not issue any stock options prior to March 2006. Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires that all share-based compensation to employees, including grants of employee stock options, be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payment awards. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We do not have a history of market prices of our common stock as we are not a public company, and as such we estimate volatility in accordance with SAB No. 107 using historical volatilities of similar public entities. The expected life of the awards is based on a simplified method which defines the life as the average of the contractual term of the options and the weighted average vesting period for all open tranches. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation expense recognized in our financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions.

Valuation at the Time of Grant. We have granted to our employees options to purchase common stock at exercise prices equal to the fair market value of the underlying common stock at the time of each grant, as determined by our board of directors.

In valuing our common stock, our board of directors considered a number of factors, including:

•	the illiquidity of our capital stock as a private company;

•	the business risks we faced;

•	the liquidation preferences and other rights, preferences and privileges of our outstanding preferred stock;

•	the likelihood of a financing event, such as a public offering;

•

valuation indicators for our common stock price, primarily established through preferred stock issuances to third parties for cash and issuance values used as consideration for the acquisition of Partsbin;

•	valuation estimates supported by independent third party valuations;

•	our actual financial condition and results of operations relative to our formal operating plan during the relevant period;

•	forecasts of our financial results, market conditions affecting the e-commerce sector, and changes in our management team;

•	the closing of our Series A convertible preferred stock financing; and

•	the closing date of the Partsbin acquisition as well as the date of a contemporaneous independent, third party valuation.

At the date of each option grant, our board of directors determined that the exercise price for each option was equal to the then-existing fair value of our common stock.

During fiscal year 2006, we recognized share-based compensation of $856,000 determined in accordance with SFAS No. 123(R). Based on options outstanding as of December 31, 2006 and assuming that all employees remain employed by us for their remaining vesting periods, we expect to recognize an additional $1.9 million of share-based compensation expense during each of 2007 and 2008. The total compensation cost related to unvested stock options as of December 31, 2006 was $6.6 million.

Recent Accounting Pronouncements

FIN 48. In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this interpretation on our consolidated financial statements.

Results of Operations

The following table sets forth selected statement of income data for the periods indicated, expressed as a percentage of net sales:

	Year Ended December 31,
	2004	2005	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	52.5	58.3	65.4

Gross profit	47.5	41.7	34.6
Operating expenses:
General and administrative	8.9	12.2	8.0
Marketing	11.1	9.7	12.6
Fulfillment	7.4	7.3	4.1
Technology	1.9	1.5	1.1
Amortization of intangibles	0.0	0.0	4.3

Total operating expenses	29.3	30.7	30.1

Income from operations	18.2	11.0	4.5
Other income (expense):
Other income	0.2	0.3	0.1
Interest income (expense), net	(0.1)	(0.2)	(1.2)

Other income (expense), net	0.1	0.1	(1.1)
Income before income taxes	18.3	11.1	3.4
Income tax provision (benefit)	0.8	(0.3)	0.5

Net income	17.5%	11.4%	2.9%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2006

Net Sales and Gross Margin

	Year Ended December 31,		$ Change	% Change
	2005	2006
	(in thousands)
Net sales	$59,698	$120,060	$60,362	101.1%
Cost of sales	34,829	78,573	43,744	125.6%

Gross profit	$24,869	$41,487	$16,618	66.8%
Gross margin	41.7%	34.6%		(7.1)%

Net sales increased due to a 132.2% increase in our online business, which consists of our e-commerce and online marketplace channels, that was principally driven by the acquisition of Partsbin in May 2006, which added a significant number of SKUs for performance parts, accessories and engine parts, as well as resulted in a substantial increase in our net sales. E-commerce sales increased $54.7 million, or 157.2%, from $34.8 million for 2005 to $89.5 million in 2006. The total number of our e-commerce orders increased from 288,000 orders in fiscal year 2005 to 748,000 orders in fiscal year 2006, and our average order value remained stable in fiscal year 2006 at approximately $120. The increase in net sales also reflected a $5.3 million, or 50.0%, increase in our online marketplace sales, which included the contribution of Partsbin sales through this channel. Online marketplace sales were $10.6 million in 2005 compared to $15.9 million in 2006. Net sales of our Kool-Vue product line and sales of other products through our wholesale channel remained relatively constant in absolute dollars for 2006 as compared to

2005 but declined as a percentage of net sales. There was no significant change in wholesale sales for 2006 compared to 2005. We anticipate that sales through our wholesale channel will continue to decline as a percentage of net sales in the future due to our primary focus on our online business.

We have historically experienced seasonality in our business. We expect seasonality to continue in future years as automobile collisions during inclement weather create increased demand for body parts in winter months and consumers often undertake projects to maintain and enhance the performance of their automobiles in the summer months. We anticipate that seasonality will continue to have a material impact on our financial condition and results of operations during any given year.

While gross profit increased largely as a function of the increase in net sales, gross margin declined in 2006 primarily due to the introduction of lower gross margin products sold in our e-commerce channel through our drop-ship fulfillment method. This gross margin decline was partially offset by a favorable shipping margin increase. Cost of freight increased in absolute dollars as a result of the increase in net sales yet favorable shipping terms with our drop-ship suppliers caused freight expense as a percentage of sales to drop from 15.2% to 12.1%. Although we are able to determine gross profit at the SKU level within our sales channels, we do not currently track gross profit separately for each sales channel. The drop-ship fulfillment method commenced largely in connection with the Partsbin acquisition and has generated lower product margins than our stock-and-ship distribution method. We expect, however, that this new distribution method will allow us to offer a broader product selection and facilitate a more scalable business.

The decline in gross margin was also due in part to the expansion of sales in our online marketplaces to include additional lower gross margin products. We expect our margins to decline further in the near term due to higher average freight costs with our primary carrier, which increase became effective in January 2007 and uses a new dimensional weight calculation to determine shipping charges, and also due to lower pricing on Partsbin performance and accessory products in general. We expect margins to stabilize in the second half of 2007, however, as we continue to focus on various initiatives designed to improve gross margins and overall profitability. In March 2007, we increased prices in some of our performance parts and accessories categories in order to increase our gross margins. We expect to continue to improve our pricing strategy on many of our SKUs during the second quarter of 2007.

General and Administrative Expense

	Year Ended December 31,
	2005	2006	$ Change	% Change
	(in thousands)
General and administrative expense	$7,254	$9,594	2,340	32.3%
Percent of net sales	12.2%	8.0%		(4.2)%

The increase in general and administrative expense in 2006 was primarily due to an increase of $1.3 million in merchant fees related to higher online sales; however, merchant fees remained relatively constant as a percentage of net sales. The increase in general and administrative expense reflects higher payroll and related expenses in the amount of $1.0 million, which was largely due to the hiring of twelve additional administrative personnel, as well as higher compensation payable to such personnel. Additionally, Partsbin rent, insurance, utilities and depreciation contributed $207,000 of additional expense in the current year. This increase was partially offset by a $503,000 reduction in legal and accounting fees in the current period, which was primarily related to an aborted financing transaction in 2005, as well as a $394,000 reduction in software amortization. This increase also includes $582,000 of share-based compensation related to options granted in the current period. We anticipate that we will incur increased general and administrative expenses in 2007 and future periods related to operating as a public company, such as increased legal and accounting fees, higher insurance premiums, and increased personnel and employee benefit costs and non-employee director costs. We expect that the costs of compliance associated with the transition to and operation as a public company, including the requirements relating to improving and documenting our internal controls and procedures, as well as changes in corporate governance practices, will be significant. In addition, although we have not yet been served with any class action lawsuits, we are aware that several law firms have issued press releases indicating that they have commenced such actions against us and certain of our officers and directors, alleging violations of federal securities law in connection with the our initial public offering. Based upon allegations made in the press releases that we have seen, we believe such actions are without merit and will defend any such claims vigorously. However, defending securities litigation against us could result in substantial costs, which could cause our general and administrative expenses to increase in the future.

Marketing Expense

	Year Ended December 31,
	2005	2006	$ Change	% Change
	(in thousands)
Marketing expense	$5,802	$15,102	$9,300	160.3%
Percent of net sales	9.7%	12.6%		2.9%

The increase in marketing expense for fiscal year 2006 was primarily due to a $5.8 million increase in advertising costs related to the expansion of our online marketing efforts, primarily in the area of paid search, as well as higher sales commissions related to the increase in net sales in 2006. In addition, marketing expense increased $2.6 million due to the addition of 161 employees during the year, share-based compensation of $171,000, as well as increased marketing services of $387,000. We expect marketing expense to continue to increase in absolute dollars and as a percentage of sales in the first quarter of 2007 as we invest additional resources in acquiring unique visitors through search engine marketing. We expect our search engine marketing costs to decrease as a percentage of revenue in the second half of 2007 if we are able to increase the effectiveness of our paid search strategy, continue to balance our paid and organic traffic through the implementation of web analytics, our email initiative, as well as other marketing initiatives.

Fulfillment Expense

	Year Ended December 31,
	2005	2006	$ Change	% Change
	(in thousands)
Fulfillment expense	$4,357	$4,963	$606	13.9%
Percent of net sales	7.3%	4.1%		(3.2)%

The increase in fulfillment expense in the current period was primarily due to a $432,000 increase in personnel costs related to the addition of 15 employees. In addition, depreciation expense increased by $148,000 as a result of the addition in depreciable warehouse equipment in the current year. We expect our fulfillment costs to increase as a percentage of net sales in 2007 as we open our new distribution center in Nashville.

Technology Expense

	Year Ended December 31,
	2005	2006	$ Change	% Change
	(in thousands)
Technology expense	$868	$1,332	$464	53.5%
Percent of net sales	1.5%	1.1%		(0.4)%

The increase in technology expense was primarily due to higher communication fees of $330,000 to support the expanded communications infrastructure and the addition of $78,000 of share-based compensation expense. During 2007, we expect to increase technology expense as a percent of net sales due to the hiring of additional programmers and increased investment in our overall technology platform to improve our internal controls, increase visibility of operating trends, improve our pricing process, warehouse management systems and complete our unified catalog.

Amortization of Intangibles

	Year Ended December 31,
	2005	2006	$ Change	% Change
	(in thousands)
Amortization of intangibles	$17	$5,092	$5,075	Not meaningful
Percent of net sales	0%	4.3%		4.3%

The increase in amortization of intangibles in the current period was primarily due to the intangible assets acquired pursuant to the acquisition of Partsbin completed in May 2006. We preliminarily estimate aggregate amortization expense related to this acquisition for the years ending December 31, 2007 and 2008 will be approximately $8.2 million.

Other Income (Expense), Net

	Year Ended December 31,
	2005	2006	$ Change	% Change
	(in thousands)
Other income (expense), net	$85	$(1,358)	$(1,443)	Not meaningful
Percent of net sales	0.1%	(1.1)%		(1.2)%

The increase in other income (expense), net in the current period was primarily due to a $1,499,000 increase in interest expense from the notes payable incurred during 2006 as part of the recapitalization and acquisition of Partsbin. This increase was partially offset by an increase in interest income during the current period as a result of generally higher cash balances. Upon completion of our initial public offering, we reduced our long-term indebtedness by approximately $28.0 million, which should decrease our interest expense incurred in the near future.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2005

Net Sales and Gross Margin

	Year Ended December 31,
	2004	2005	$ Change	% Change
	(in thousands)
Net sales	$40,658	$59,698	$19,040	46.8%
Cost of sales	21,334	34,829	13,495	63.3

Gross profit	$19,324	$24,869	$5,545	28.7
Gross margin	47.5%	41.7%		(5.8)%

Net sales increased due to a $17.5 million, or 63.1%, increase in our online business, which was principally driven by the expansion of our online marketplaces, which generated net sales of $10.6 million in 2005. Online marketplace sales commenced in late 2004 and represented only nominal sales prior to 2005. Our e-commerce sales increased $7.3 million, or 26.5%, from $27.5 million in 2004 to $34.8 million in 2005, primarily as a result of an increase of 43.2% in the number of orders in 2005, which was partially offset by a $14 decrease in the average order value in 2005. While sales of our Kool-Vue product line increased $1.9 million in 2005, sales of other products through our wholesale channel declined both in absolute dollars and as a percentage of net sales due to our primary focus on our online business. Overall, wholesale sales (which includes Kool-Vue sales) increased $1.5 million, or 11.3%, from $12.9 million in 2004 to $14.4 million in 2005.

While gross profit increased largely as a function of the increase in net sales, gross margin declined in 2005 primarily due to a 2.9% increase in shipping and freight expense as a percent of net sales to 15.2% in 2005 compared to 12.3% in 2004. This increase in shipping and freight expense as a percent of net sales was primarily the result of increased sales through our online marketplaces that have a higher ratio of shipping costs to product sales. Gross margin also decreased as a result of increased competition and the addition of our online marketplaces channel, which occurred late in 2004.

General and Administrative Expense

	Year Ended December 31,
	2004	2005	$ Change	% Change
	(in thousands)
General and administrative expense	$3,599	$7,254	$3,655	101.6%
Percent of net sales	8.9%	12.2%		3.3%

The increase in general and administrative expense in 2005 primarily reflects the amortization of software in the amount of $1.8 million related to our purchase of software in late 2004, higher payroll and related costs associated with higher average compensation in 2005, as well as an increase of $980,000 in legal and professional fees in 2005 principally related to an aborted financing transaction. We expect general and administrative expenses to continue to increase in absolute dollars and as a percent of net sales as we expand our sales, increase our staff, and incur additional costs related to the growth of our business and compliance requirements associated with being a public company.

Marketing Expense

	Year Ended December 31,
	2004	2005	$ Change	% Change
	(in thousands)
Marketing expense	$4,526	$5,802	$1,276	28.2%
Percent of net sales	11.1%	9.7%		(1.4)%

The increase in marketing expense in 2005 primarily reflects increased Internet marketing costs of $867,000, auction fees related to sales in our online marketplaces, which largely commenced in 2005, higher sales commissions related to the increase in net sales in 2005 and higher payroll and related costs associated with the addition of nine marketing employees in 2005.

Fulfillment Expense

	Year Ended December 31,
	2004	2005	$ Change	% Change
	(in thousands)
Fulfillment expense	$2,990	$4,357	$1,367	45.7%
Percent of net sales	7.4%	7.3%		(0.1)%

The increase in fulfillment expense in 2005 primarily reflects higher payroll and related costs associated with the addition of 27 warehouse and shipping employees in 2005, as well as additional rent and moving expenses related to the opening of a second warehouse in Carson, California in September 2004, which only had four months of activity in 2004 compared to a full year in 2005.

Technology Expense

	Year Ended December 31,		$ Change	% Change
	2004	2005
	(in thousands)
Technology expense	$776	$868	$92	11.9%
Percent of net sales	1.9%	1.5%		(0.4)%

The increase in technology expense in 2005 primarily reflects an increase in communication infrastructure expense of $115,000, which was partially offset by a $53,000 decrease in computer support services.

Other Income (Expense), Net

	Year Ended December 31,
	2004	2005	$ Change	% Change
	(in thousands)
Other income (expense), net	$36	$85	$49	136.1%
Percent of net sales	0.1%	0.1%		0.0%

The increase in other income (expense), net in 2005 primarily reflects a $111,000 increase in website rental income, which was offset by a $62,000 increase in interest expense related to higher average borrowings in 2005.

Quarterly Results of Operations

The following tables present unaudited quarterly results of operations, in dollar amounts and as a percentage of net sales, for the last eight quarters. This information has been derived from our unaudited consolidated financial statements and has been prepared by us on a basis consistent with our audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the information for the periods presented.

	Three Months Ended
	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2006	June 30, 2006	Sept. 30,(1) 2006	Dec. 31, 2006
	(in thousands, except per share data)
Consolidated Statement of Income Data:
Net sales	$14,186	$15,238	$14,555	$15,719	$18,005	$26,966	$38,324	$36,765
Cost of sales	7,860	9,410	8,606	8,953	10,259	17,617	25,903	24,794

Gross profit	6,326	5,828	5,949	6,766	7,746	9,349	12,421	11,971
Operating expenses:
General and administrative	1,966	1,905	1,684	1,699	1,965	2,290	2,758	2,581
Marketing	1,273	1,507	1,535	1,487	1,976	3,179	4,979	4,968
Fulfillment	950	1,087	1,125	1,195	1,152	1,213	1,224	1,374
Technology	183	211	202	272	194	323	381	434
Amortization of intangibles	5	4	4	4	4	947	2,086	2,055

Total operating expenses	4,377	4,714	4,550	4,657	5,291	7,952	11,428	11,412
Income from operations	1,949	1,114	1,399	2,109	2,455	1,397	993	559
Other income (expense):
Other income	83	43	39	26	149	3	(2)	2
Interest expense, net	(20)	(18)	(31)	(37)	(40)	(317)	(593)	(560)

Other income (expense), net	63	25	8	(11)	109	(314)	(595)	(558)
Income before income taxes	2,012	1,139	1,407	2,098	2,564	1,083	398	1
Income tax provision (benefit)	34	(256)	24	35	(156)	472	211	23

Net income (loss)	$1,978	$1,395	$1,383	$2,063	$2,720	$611	$187	$(22)

Basic net income per share	$0.15	$0.11	$0.10	$0.16	$0.21	$0.04	$0.01	$(0.00)
Diluted net income per share	$0.15	$0.11	$0.10	$0.16	$0.18	$0.03	$0.01	$(0.00)
Shares used in computation of basic net income per share	13,200,000	13,200,000	13,200,000	13,200,000	13,200,000	14,120,952	15,199,681	15,199,672
Shares used in computation of diluted net income per share	13,200,000	13,200,000	13,200,000	13,200,000	15,382,341	20,772,428	21,876,868	21,976,510

(1)

Amounts previously reported for the quarter ended September 30,2006 have been changed to reflect the correction of an immaterial difference in the sales returns accrual. See reconciliation of difference in footnote 12 of our consolidated financial statements.

	Three Months Ended
	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
As a Percent of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.4	61.8	59.1	57.0	57.0	65.3	67.6	67.4

Gross profit	44.6	38.2	40.9	43.0	43.0	34.7	32.4	32.6
Operating expenses:
General and administrative	13.9	12.5	11.6	10.8	10.9	8.5	7.2	7.0
Marketing	9.0	9.9	10.6	9.5	11.0	11.8	13.0	13.5
Fulfillment	6.7	7.1	7.7	7.6	6.4	4.5	3.2	3.8
Technology	1.3	1.4	1.4	1.7	1.1	1.2	1.0	1.2
Amortization of intangibles	0.0	0.0	0.0	0.0	0.0	3.5	5.4	5.6

Total operating expenses	30.9	30.9	31.3	29.6	29.4	29.5	29.8	31.1

Income from operations	13.7	7.3	9.6	13.4	13.6	5.2	2.6	1.5
Other income (expense):
Other income	0.6	0.3	0.3	0.1	0.8	0.0	(0.0)	0.0
Interest expense, net	(0.2)	(0.1)	(0.2)	(0.2)	(0.2)	(1.2)	(1.5)	(1.5)

Other income (expense), net	0.4	0.2	0.1	(0.1)	0.6	(1.2)	(1.5)	(1.5)
Income before income taxes	14.1	7.5	9.7	13.3	14.2	4.0	1.1	0.0
Income tax provision (benefit)	0.2	(1.7)	0.2	0.2	(0.9)	1.7	0.6	0.1

Net income (loss)	13.9%	9.2%	9.5%	13.1%	15.1%	2.3%	0.5%	(0.1)%

In May 2006, we completed the acquisition of Partsbin, which resulted in lower gross margins related to the introduction of Partsbin’s drop-ship fulfillment method and lower margins on certain of the performance parts and accessories, higher general and administrative expenses resulting from integration costs, higher marketing expense, higher interest expense related to the acquisition indebtedness and higher amortization of intangibles recognized in the second and third quarter of 2006. The termination of our S corporation status in March 2006 also resulted in higher income tax provision in subsequent quarters.

We expect that our revenue, operating results and cash flows generally will vary from quarter to quarter depending on a variety of factors, including but not limited to the following:

•	fluctuations in the demand for aftermarket auto parts;

•	price competition on the Internet or among offline retailers for auto parts;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	government regulations related to use of the Internet for commerce, including the application of existing tax regulations to Internet commerce and changes in tax regulations;

•	our ability to offer a broad range of aftermarket auto parts;

•	our ability to maintain and expand our supplier and distribution relationships;

•	the effects of seasonality on the demand for our products;

•	our ability to accurately forecast demand for our products and maintain appropriate inventory levels;

•	our ability to successfully integrate the operations of Partsbin;

•	our ability to build and maintain customer loyalty;

•	the success of our brand-building and marketing campaigns;

•	technical difficulties, system downtime or Internet brownouts;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; and

•	general economic, industry and market conditions.

Liquidity and Capital Resources

We have historically funded our operations from cash generated from operations, credit facilities, bank and stockholder loans, an equity financing and capital lease financings.

In March 2006, we completed a recapitalization pursuant to which we issued and sold 11,055,425 shares of our Series A preferred stock (which converted into 6,633,255 shares of our common stock upon the closing of our initial public offering in February 2007) in a private placement for an aggregate purchase price of $45.0 million and borrowed $10.0 million pursuant to a bank term loan. At the closing of the private placement, we terminated our S corporation status under the Internal Revenue Code of 1986, as amended, and became subject to taxation as a C corporation beginning in March 2006. The interest rate on the term loan was LIBOR for the first 12 months of the loan (5.33% at December 31, 2006). Interest accrued thereafter at LIBOR plus 1.5%. Only interest was payable on this loan until March 31, 2007, and thereafter, the remaining principal and any accrued, unpaid interest were to be paid monthly over the remaining three years of the term. Notwithstanding the foregoing, the term loan became due and payable upon completion of our initial public offering in February 2007, and we paid the note in full in February 2007. Concurrently with this recapitalization, we made stockholder distributions in the aggregate amount of $51.7 million, which included $1.7 million representing our final S corporation distribution.

In May 2006, we completed the acquisition of Partsbin. The purchase price for Partsbin of approximately $50.0 million consisted of $25.0 million in cash, promissory notes in the aggregate principal amount of $5.0 million payable to the former stockholders of Partsbin and 1,983,315 shares of our common stock. We funded this acquisition through the notes payable to the former stockholders of Partsbin and a $22.0 million bank term loan, which loan accrues interest at LIBOR plus 1.75% (7.10% at December 31, 2006). Only interest was payable on this term loan until March 31, 2007 and the remaining principal and any accrued, unpaid interest were payable monthly over the remaining three years of the term. The stockholder notes payable bore interest at LIBOR and were due and payable in four equal quarterly installments of principal and interest commencing June 30, 2007. These notes became due and payable upon completion of our initial public offering in February 2007, and we repaid $4.0 million of these notes in March 2007.

We currently maintain a $7.0 million bank line of credit, which expires on May 19, 2007 and bears interest at prime minus 0.5% (7.75% at December 31, 2006). As of December 31, 2006, we had $2.0 million outstanding under this line of credit. The bank line of credit and term loans referenced above are with the same commercial lender and are secured by substantially all of our assets. The notes payable to the former stockholders of Partsbin were also secured by substantially all of our assets.

We had cash and cash equivalents of $2.4 million as of December 31 2006, representing a $1.0 million increase from $1.4 million as of December 31, 2005. The increase in our cash and cash equivalents as of December 31, 2006 was primarily due to the $7.4 million in net cash provided by our operations during the year ended December 31, 2006, as well as the issuance of our Series A convertible preferred stock and proceeds from the two term loans. This increase was offset by distributions to stockholders and payments related to the acquisition of Partsbin. The December 31, 2005 cash balance represented a decrease of $0.8 million from the December 31, 2004 cash balance of $2.1 million. The decrease in cash as of December 31, 2005 was primarily due to the stockholder distributions and payments on our credit line, which was offset by cash generated from operations.

We had negative working capital of $11.2 million as of December 31, 2006, which was primarily due to an increase in accounts payable and accrued expenses and notes payable to stockholders related to the acquisition of Partsbin. Our working capital of $3.3 million as of December 31, 2005 represented an increase of $0.8 million from December 31, 2004. This increase was primarily due to an increase in our inventory, which was offset by an increase in accounts payable and accrued expenses. Due to the historical seasonality in our business during the fourth and first calendar quarters of each year, cash and cash equivalents, inventory and accounts payable are generally higher in these quarters, resulting in fluctuations in our working capital. We anticipate that funds generated from operations and funds available under our line of credit will be sufficient to meet our working capital needs and expected capital expenditures for at least the next twelve months. Our future capital requirements may, however, vary materially from those now planned or anticipated. Changes in our operating plans, lower than anticipated net sales, increased expenses or other events, including those described in “Risk Factors,” may cause us to seek additional debt or equity financings in the future. Financings may not be available on acceptable terms, on a timely basis, or at all, and our failure to raise adequate capital when needed could negatively impact our growth plans and our financial condition and results of operations.

In February 2007, we received net cash proceeds from our initial public offering of approximately $71.9 million (after deducting the underwriting discounts and commissions and offering expenses). The aggregate purchase price of the shares sold by us in the offering was $80.0 million. The aggregate purchase price of the shares sold by the selling stockholders was $35.0 million. We and the selling stockholders paid to the underwriters underwriting discounts and commissions totaling $5.6 million and $2.45 million, respectively, in connection with the offering. In addition, we incurred additional expenses of approximately $2.5 million in connection with the offering. We did not receive any proceeds from the sale of shares by the selling stockholders.

Approximately $28.0 million of the net proceeds from the offering was used to repay our outstanding indebtedness under two term loans for approximately $18.0 million and $10.0 million, payable to our commercial lender. In addition, $4.0 million of the net proceeds from the offering has been paid on the notes payable to the former stockholders of Partsbin.

We are in the process of adding a new distribution center in Nashville, Tennessee which is expected to be operational during the second quarter of 2007. Once our new distribution center is fully operational we will consolidate our original Nashville distribution center into our new facility. The expected capital outlay for this distribution center is between $3.0 million and $5.0 million.

In addition, we are evaluating the addition of a new call center facility in the Philippines. We expect to spend approximately $1.0 million on this facility during 2007. We are negotiating a historical billing dispute with our outsourced call center provider in the Philippines. While we cannot predict the ultimate outcome of these negotiations, we may make a payment of approximately $1.5 million in order to transition into our own operations the employees of the provider who are currently working on our behalf. We expect this transition will ultimately result in lower operating cost to us once complete.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The following table sets forth our contractual cash obligations and commercial commitments as of December 31, 2006.

	Payment Due By Period (in thousands)
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$33,000	$10,805	$21,639	$556	$—
Capital lease obligations	195	73	122	—	—
Operating lease obligations	2,467	1,184	1,283	—	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on balance sheet	—	—	—	—	—

Operating Lease Obligations. Commitments under operating leases relate to our lease on our principal facility and capital leases for telephone and computer equipment.

Seasonality

We believe our business is subject to seasonal fluctuations. We have historically experienced higher sales of body parts in winter months when inclement weather and hazardous road conditions typically result in more automobile collisions and an increased demand for body parts. Partsbin, with its focus on engine parts, performance parts and accessories, has historically experienced higher sales in the summer vacation months when consumers have more time to undertake elective projects to maintain and enhance the performance of their automobiles and the warmer weather during that time is conducive for such projects. We expect the historical seasonality trends to continue to have a material impact on our financial condition and results of operations.

Inflation

Inflation has not had a material impact upon our operating results, and we do not expect it to have such an impact in the near future. We cannot assure you that our business will not be so affected by inflation in the future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use financial instruments for trading purposes, and do not hold any derivative financial instruments that could expose us to significant market risk. Our primary market risk exposure with regard to financial instruments is changes in interest rates. We also have some exposure related to foreign currency fluctuations.

Interest Rate Risk. Pursuant to the terms of our term loans and line of credit with our principal lender, changes in the monthly LIBOR rate could affect the existing rate of our outstanding loans and the rates at which we could borrow funds under our line of credit. At December 31, 2006, we had outstanding borrowings in the aggregate amount of $28.0 million under our term loans with our principal lender and $2.0 million outstanding under our line of credit with this lender. Additionally, we had outstanding borrowings in the aggregate amount of $5.0 million under the notes to the former Partsbin stockholders. A 1% increase or decrease in LIBOR would result in a $350,000 increase or decrease, respectively, in interest expense related to these outstanding borrowings. Following the repayment of debt in connection with the initial public offering in February of 2007, the impact of an increase or decrease in interest rates will have a greatly reduced impact on our interest expense.

Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. dollars, however, a change in the foreign currency exchange rates could impact our product costs over time. While our Philippine operational expenses are paid in Philippine pesos, and Canadian website sales are denominated in Canadian dollars, fluctuations in currency rates have only had a nominal impact on our operations historically.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 is set forth in Part IV, Item 15 of this report and is hereby incorporated into this Item 8 by reference. The quarterly financial information required by this Item 8 is set forth in Item 7 of this report and is hereby incorporated into this Item 8 by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 11, 2005, upon the authorization of our Board of Directors, we dismissed our independent auditors, Stonefield Josephson, Inc., and engaged Ernst & Young LLP. During the years ended December 31, 2004 and 2003, and the subsequent period from January 1, 2005 to October 11, 2005, Stonefield Josephson, Inc. did not have any disagreement with us on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Stonefield Josephson, Inc., would have caused them to make reference to the subject matter of the disagreement in connection with their reports on our financial statements for such years. The reports of Stonefield Josephson, Inc. on our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. We did not consult with Ernst & Young LLP on any financial or accounting reporting matters before its appointment.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, the end of the period covered by this periodic report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”.)

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the company have been detected. Therefore, assessing the costs and benefits of such controls and procedures necessarily involves the exercise of judgment by management. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objective of ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. In addition, our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer has concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures under Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act are ineffective. A material weakness, as defined in standards established by the Public Company Accounting Oversight

Board (United States), has been identified. A material weakness is a deficiency in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The identified material weakness consists of inadequate financial and accounting resources, our need to upgrade our accounting systems and improve our documentation of our key assumptions, estimates, accounting policies and procedures. We have also experienced certain deficiencies that we believe are related to our integration of Partsbin, including the credit processing and pricing functions.

To address the identified material weakness, we are in the process of implementing remediation plans, including the following:

•	We are recruiting a VP of Finance and additional accounting resources which are expected to be in place in the second quarter 2007.

•	We have moved all credit processing functions of the Partsbin offices in New Jersey to the accounting group in California.

•	Additional information systems personnel are being recruited and system issues, including necessary alternatives, are being evaluated.

•	We are preparing process documentation related to our key assumptions, estimates and accounting policies and procedures.

Changes in Internal Control Over Financial Reporting

We made no changes in our internal control over financial reporting during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors. The information under the caption “Election of Directors,” appearing in the Proxy Statement, is hereby incorporated by reference.

(b) Identification of Executive Officers and Certain Significant Employees. The information under the caption “Executive Compensation and Other Information—Executive Officers,” appearing in the Proxy Statement, is hereby incorporated by reference.

(c) Compliance with Section 16(a) of the Exchange Act. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the Proxy Statement, is hereby incorporated by reference.

(d) Code of Ethics. The information under the caption “Corporate Governance,” appearing in the Proxy Statement, is hereby incorporated by reference.

(e) Audit Committee. The information under the caption “Corporate Governance — Board Committees and Meetings — Audit Committee,” appearing in the Proxy Statement, is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the captions “Executive Compensation and Other Information” and “Compensation Committee Report,” appearing in the Proxy Statement, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Equity Compensation Plans” and “Ownership of Securities by Certain Beneficial Owners and Management,” appearing in the Proxy Statement, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Corporate Governance — Director Independence” and “Certain Relationships and Related Transactions,” appearing in the Proxy Statement, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Fees Paid to Independent Registered Public Accounting Firm,” appearing in the Proxy Statement, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements. The following financial statements of U.S. Auto Parts Network, Inc. are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or the required information is included in our consolidated financial statements and notes thereto.

(3) Exhibits.

The following exhibits are filed herewith or incorporated by reference to the location indicated below:

Exhibit No.	Description
2.1*	Acquisition Agreement dated May 19, 2006 by and among U.S. Auto Parts Network, Inc. and Partsbin, Inc., on the one hand, and The Partsbin.com, Inc., All OEM Parts, Inc., Power Host, Inc., Auto Parts Web Solutions, Inc., Web Chat Solutions, Inc., Everything Internet, LLC, Richard E. Pine, Lowell E. Mann, Brian Tinari and Todd Daugherty, on the other hand

3.1	Second Amended and Restated Certificate of Incorporation of U.S. Auto Parts Network, Inc. as filed with the Delaware Secretary of State on February 14, 2007

3.2	Amended and Restated Bylaws of U.S. Auto Parts Network, Inc.

4.1*	Specimen common stock certificate

10.1+*	U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan

10.2+*	Form of Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan

10.3+*	Form of Notice of Grant of Stock Option under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan

10.4+*	Form of Acceleration Addendum to Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan

10.5+*	U.S. Auto Parts Network, Inc. 2007 Omnibus Plan and forms of agreements

10.6*	Investors’ Rights Agreement dated March 3, 2006 by and between U.S. Auto Parts Network, Inc. and Oak Investment Partners XI, L.P.

10.7*	Note and Security Agreement dated May 19, 2006 by and among U.S. Auto Parts Network, Inc., Richard Pine, Lowell Mann, Brian Tinari and Todd Daugherty

10.8+*	Offer Letter of Employment dated May 19, 2006 by and between U.S. Auto Parts Network, Inc. and Richard Pine

10.9+*	Non-Competition Agreement dated May 19, 2006 by and among U.S. Auto Parts Network, Inc. and Richard Pine, Lowell Mann, Brian Tinari and Todd Daugherty

10.10*	Shareholder’s Release dated May 19, 2006 by and between U.S. Auto Parts Network, Inc. and Richard Pine

10.11*	Business Loan Agreement dated February 24, 2006 by and between U.S. Auto Parts Network, Inc. and East West Bank

10.12*	Promissory Note dated February 24, 2006 by U.S. Auto Parts Network, Inc. in favor of East West Bank

10.13*	Teletransmission Agreement dated February 24, 2006 by and between U.S. Auto Parts Network, Inc. and East West Bank

10.14*	Business Loan Agreement dated February 24, 2006 by and between U.S. Auto Parts Network, Inc. and East West Bank

Exhibit No.	Description
10.15*	Changes in Terms Agreement dated February 24, 2006 by and between U.S. Auto Parts Network, Inc. and East West Bank

10.16*	Loan Agreement dated May 18, 2006 by and between U.S. Auto Parts Network, Inc. and East West Bank

10.17*	Secured Promissory Note dated May 18, 2006 by U.S. Auto Parts Network, Inc. in favor of East West Bank

10.18*	Collateral Assignment Agreement dated May 18, 2006 by and between U.S. Auto Parts Network, Inc. and East West Bank

10.19*	Collateral Assignment Agreement dated May 18, 2006 by and between PartsBin, Inc. and East West Bank

10.20*	Security Agreement dated May 18, 2006 by and between U.S. Auto Parts Network, Inc. and East West Bank

10.21*	Security Agreement dated May 18, 2006 by and between PartsBin, Inc. and East West Bank

10.22*	Amendment to Existing Agreements dated May 18, 2006 by and between U.S. Auto Parts Network, Inc. and East West Bank

10.23*	Commercial Lease Agreement dated January 1, 2004 by and between U.S. Auto Parts Network, Inc. and Nia Chloe Enterprises, LLC

10.24*	Standard Industrial/Commercial Multi-Tenant Lease — Gross dated October 1, 2006 by and between U.S. Auto Parts Network, Inc. and Margay 2003, LLC

10.25*	Standard Industrial/Commercial Multi-Tenant Lease — Gross dated July 12, 2004 by and between U.S. Auto Parts Network, Inc. and Isadore Socransky

10.26*	Lease dated November 30, 2004 by and between U.S. Auto Parts Network, Inc. and William Coats

10.27†*	Catalog License and Parts Purchase Agreement dated November 20, 2006 by and between U.S. Auto Parts Network, Inc. and WORLDPAC, Inc.

10.28+*	Employment Agreement dated January 2007 by and between U.S. Auto Parts Network, Inc. and Michael J. McClane

10.29†*	Services Agreement dated October 3, 2006 by and between U.S. Auto Parts Network, Inc. and Efficient Frontier, Inc.

10.30+*	Offer Letter of Employment dated November 2006 by and between U.S. Auto Parts Network, Inc. and Howard Tong

10.31†*	Master Services Agreement dated August 5, 2005 by and between PartsBin, Inc. (as successor in interest to All OEM Parts, Inc.) and Access Worldwide Communications, Inc.

10.32+*	Offer Letter of Employment dated January 1, 2006 by and between U.S. Auto Parts Network, Inc. and Houman Akhavan

10.33+*	Form of Indemnification Agreement for Officers and Directors

10.34+*	Indemnification Agreement dated March 3, 2006 by and between U.S. Auto Parts Network, Inc. and Frederic Harman

10.35*	Deeds of Assignment and Declarations of Trust executed September 2006 regarding MBS Tek Corporation stock transfer

Exhibit No.	Description
10.36	Form of lock-up agreement, dated March 16, 2007, by and between U.S. Auto Parts Network, Inc. and each of the selling stockholders and the officers and/or directors affiliated with such selling stockholders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2007)

10.37	Form of lock-up agreement, dated March 16, 2007, by and between U.S. Auto Parts Network, Inc. and each other executive officer and director (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2007)

10.38	Lock-up agreement, dated March 16, 2007, by and between U.S. Auto Parts Network, Inc. and Oak Investment Partners XI, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2007)

16.1*	Letter from Stonefield Josephson, Inc.

21.1*	Subsidiaries of U.S. Auto Parts Network, Inc.

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the exhibit of the same number from the registration statement on Form S-1 of U.S. Auto Parts Network, Inc. (File No. 333-138379) initially filed with the Securities and Exchange Commission on November 2, 2006, as amended.
+	Indicates a management contract or compensatory plan or arrangement
†	U.S. Auto Parts Network, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. AUTO PARTS NETWORK, INC.

By:	/S/ MEHRAN NIA
Mehran Nia
Chief Executive Officer and President

POWER OF ATTORNEY

We, the undersigned officers and directors of U.S. Auto Parts Network, Inc., do hereby constitute and appoint Mehran Nia and Michael J. McClane, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MEHRAN NIA Mehran Nia	Chief Executive Officer, President and Director (principal executive officer)	April 2, 2007

/S/ MICHAEL J. MCCLANE Michael J. McClane	Chief Financial Officer, Vice President of Finance and Treasurer (principal financial and accounting officer)	April 2, 2007

/S/ ROBERT J. MAJTELES Robert J. Majteles	Chairman of the Board	April 2, 2007

/S/ SOL KHAZANI Sol Khazani	Director	April 2, 2007

/S/ FREDRIC W. HARMAN Fredric W. Harman	Director	April 2, 2007

/S/ RICHARD PINE Richard Pine	Vice President of Strategic Planning and Director	April 2, 2007

/S/ ELLEN F. SIMINOFF Ellen F. Siminoff	Director	April 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

U.S. Auto Parts Network, Inc.

We have audited the accompanying consolidated balance sheet of U.S. Auto Parts Network, Inc. (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Auto Parts Network, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

U.S. Auto Parts Network, Inc.

Carson, California

We have audited the accompanying consolidated statements of income, stockholders’ equity and cash flows of U.S. Auto Parts Network, Inc. and subsidiaries for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of U.S. Auto Parts Network, Inc. and subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ STONEFIELD JOSEPHSON, INC.

Irvine, California
August 12, 2005

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$1,353	$2,381
Accounts receivable, net	1,637	2,789
Inventory, net	8,800	8,796
Deferred income taxes	22	934
Prepaid expenses and other current assets	339	1,149

Total current assets	12,151	16,049
Property and equipment, net	2,259	2,716
Intangible assets, net	25	33,362
Goodwill	—	14,179
Deferred income taxes	—	1,703
Other noncurrent assets	49	1,901

Total assets	$14,484	$69,910

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,882	$9,091
Accrued expenses	1,307	2,912
Line of credit	—	2,000
Notes payable	96	10,805
Capital leases payable, current portion	170	62
Other current liabilities	423	2,392

Total current liabilities	8,878	27,262
Notes payable less current portion, net	—	21,922
Capital leases payable, less current portion	357	114

Total liabilities	9,235	49,298
Noncontrolling interest in consolidated entity	10	—

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock, par value $0.001; 11,100,000 shares authorized; 0 and 11,055,425 issued and outstanding, as of December 31, 2005 and 2006, respectively; (liquidation preference of $45,000 at December 31, 2006)	—	11
Common stock, par value $0.001; 50,000,000 shares authorized; 13,200,000 and 15,199,672 issued and outstanding, as of December 31, 2005 and December 31, 2006, respectively	13	15
Additional paid-in capital	526	68,906
Accumulated other comprehensive income	—	5
Retained earnings (accumulated deficit)	4,700	(48,325)

Total stockholders’ equity	5,239	20,612

Total liabilities and stockholders’ equity	$14,484	$69,910

See accompanying notes.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Years Ended December 31,
	2004	2005	2006
Net sales	$40,658	$59,698	$120,060
Cost of sales	21,334	34,829	78,573

Gross profit	19,324	24,869	41,487
Operating expenses:
General and administrative(1)	3,599	7,254	9,594
Marketing(1)	4,526	5,802	15,102
Fulfillment(1)	2,990	4,357	4,963
Technology(1)	776	868	1,332
Amortization of intangibles	8	17	5,092

Total operating expenses	11,899	18,298	36,083

Income from operations	7,425	6,571	5,404

Other income (expense), net:
Loss from disposition of assets	—	—	(5)
Other income	80	191	157
Interest income	—	—	95
Interest expense	(44)	(106)	(1,605)

Other income (expense), net	36	85	(1,358)
Income before income taxes	7,461	6,656	4,046
Income tax provision (benefit)	328	(163)	550

Net income	$7,133	$6,819	$3,496

Basic net income per share	$0.54	$0.52	$0.24
Diluted net income per share	$0.54	$0.52	$0.17
Shares used in computation of basic net income per share	13,200,000	13,200,000	14,437,657
Shares used in computation of diluted net income per share	13,200,000	13,200,000	19,990,431
Shares used in computation of pro forma basic net income per share (unaudited)	13,200,000	19,833,255	21,070,912
Shares used in computation of pro forma diluted net income per share (unaudited)	13,200,000	19,833,255	21,099,003
Pro forma provision for income taxes (unaudited)	2,964	2,657	1,717
Pro forma basic net income per share (unaudited)	$0.34	$0.20	$0.11
Pro forma diluted net income per share (unaudited)	$0.34	$0.20	$0.11
(1) Includes share-based compensation expense related to option grants, as follows:
	Years Ended December 31,
	2004	2005	2006
General and administrative expense	$—	$—	$582
Marketing expense	—	—	171
Fulfillment expense	—	—	25
Technology expense	—	—	78

	$—	$—	$856

See accompanying notes.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in- Capital	Loans to Stockholders	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Comprehensive Income for the Period
	Shares	Amount	Shares	Amount
Balance, December 31, 2002	—	$—	10,999,560	$11	$523	$—	$(9)	$617	$1,142
Net income	—	—	—	—	—	—	—	3,771	3,771	$3,771
Distributions	—	—	—	—	—	—	—	(247)	(247)
Stockholder loans	—	—	—	—	—	(198)	—	—	(198)
Capital contribution	—	—	—	—	1	—	—	—	1
Issuance of shares in connection with merger	—	—	2,200,440	2	2	—	—	—	4
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	70	—	70	70

Total comprehensive income										$3,841

Balance, December 31, 2003	—	—	13,200,000	13	526	(198)	61	4,141	4,543
Net income	—	—	—	—	—	—	—	7,133	7,133	$7,133
Distributions	—	—	—	—	—	—	—	(5,629)	(5,629)
Stockholder loans	—	—	—	—	—	(158)	—	—	(158)
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	71	—	71	71

Total comprehensive income										$7,204

Balance, December 31, 2004	—	—	13,200,000	13	526	(356)	132	5,645	5,960
Net income	—	—	—	—	—	—	—	6,819	6,819	$6,819
Distributions	—	—	—	—	—	—	—	(7,764)	(7,764)
Repayment of stockholder loans	—	—	—	—	—	356	—	—	356
Reclassification adjustment on available-for-sale investments	—	—	—	—	—	—	(132)	—	(132)	(132)

Total comprehensive income										$6,687

Balance, December 31, 2005	—	—	13,200,000	13	526	—	—	4,700	5,239
Net income	—	—	—	—	—	—	—	3,496	3,496	$3,496
Final S corporation distribution	—	—	—	—	—	—	—	(1,700)	(1,700)
Undistributed earnings related to terminated S corporation status	—	—	—	—	4,821	—	—	(4,821)	—
Recapitalization distribution	—	—	—	—	—	—		(50,000)	(50,000)
Contributions	—	—	—	—	110	—	—	—	110
Issuance of common stock	—	—	16,363	—	150	—	—	—	150
Issuance of preferred stock	11,055,425	11	—	—	42,127	—	—	—	42,138
Issuance of warrants	—	—	—	—	147	—	—	—	147
Share-based compensation	—	—	—	—	1,027	—	—	—	1,027
Issuance of common stock in connection with business acquisition	—	—	1,983,315	2	19,998	—	—	—	20,000
Fractional shares cancelled due to stock split	—	—	(6)	—	—	—	—	—	—
Effect of changes in foreign currencies	—	—	—	—	—	—	5	—	5	5

Total comprehensive income										$3,501

Balance, December 31, 2006	11,055,425	$11	15,199,672	$15	$68,906	$—	$5	$(48,325)	$20,612

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2004	2005	2006
Operating activities
Net income	$7,133	$6,819	$3,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	448	1,976	1,786
Amortization of intangibles	8	17	5,092
Non-cash interest expense	—	—	61
Loss from disposition of assets	—	—	5
Share-based compensation and other	—	—	956
Realized gain on sale of marketable securities	(8)	(75)	—
Deferred income taxes	79	(101)	(2,615)

Changes in operating assets and liabilities:
Accounts receivable, net	(222)	(489)	(1,152)
Inventory, net	(829)	(3,336)	608
Prepaid expenses and other current assets	(32)	(264)	(716)
Other noncurrent assets	(41)	43	(1,824)
Accounts payable and accrued expenses	(37)	4,942	769
Other current liabilities	4	104	889

Net cash provided by operating activities	6,503	9,636	7,355

Investing activities
Additions to property, equipment and intangibles	(1,368)	(440)	(1,890)
Acquisition of business, net of cash acquired	—	—	(24,381)
Proceeds from sale of equipment	—	154	—
Proceeds from sale of marketable securities	63	653	—
Purchase of marketable securities	(558)	—	—
(Borrowings) payments of related-party loans	(82)	356	—

Net cash (used in) provided by investing activities	(1,945)	723	(26,271)

Financing activities
Proceeds from credit line	1,500	2,000	2,000
Payments of credit line	(10)	(3,500)	—
Proceeds received from notes payable, net of discount	—	—	31,705
Payments made on notes payable	—	—	(4,111)
Proceeds received on issuance of Series A convertible preferred stock, net of offering costs	—	—	42,246
Payments of short-term financing	(45)	(105)	(351)
Borrowings (payments) to related party	324	(230)	—
Payments to related parties	(685)	(1,547)	—
Contributed capital	—	10	—
Proceeds from sale of common stock	—	—	150
Stockholder distributions	(5,629)	(7,764)	(1,700)
Recapitalization distribution	—	—	(50,000)

Net cash (used in) provided by financing activities	(4,545)	(11,136)	19,939

Effect of exchange rate changes on cash	—	—	5
Net increase (decrease) in cash and cash equivalents	13	(777)	1,028
Cash and cash equivalents, beginning of period	2,117	2,130	1,353

Cash and cash equivalents, end of period	$2,130	$1,353	$2,381

Supplemental disclosure of noncash financing activities:
Property acquired under capital leases	$40	$500	$—
Property acquired under note payable to related party	2,234	—	—
Undistributed earnings related to terminated S corporation status	—	—	4,821
Issuance of common stock in connection with business acquisition	—	—	20,000
Issuance of note payable to selling shareholders in connection with business acquisition	—	—	5,000
Issuance of warrants for costs associated with debt and equity issuances	—	—	147

Cash paid during the period for:
Interest	$7	$76	$1,330
Income taxes	147	469	3,378

See accompanying notes.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies and Nature of Operations

U.S. Auto Parts Network, Inc. (including its subsidiaries, the “Company”) is a distributor of aftermarket auto parts and accessories and was established in 1995. The Company entered the e-commerce sector by launching its first website in 2000 and currently derives the majority of its revenues from online sales channels. The Company sells its products to individual consumers through a network of websites and online marketplaces. The Company’s flagship websites are located at www.partstrain.com and www.autopartswarehouse.com, and the corporate website is located at www.usautoparts.net.

The Company’s products consist of body parts, engine parts and accessories. Body parts include bumpers, doors, door handles, fenders, grilles, hoods, lamps, mirrors, tailgates, wheels and window regulators. Engine parts include alternators, brake discs, catalytic converters, climate control, clutches, drive shafts, exhausts, fuel injection/delivery, headers, oxygen sensors, radiators and shocks and struts. Accessories include air deflectors, bug shields, car bras, car covers, cargo liners, cold air intakes, floor mats/carpeting, nerf bars, running boards, seat covers, tonneau covers and vent visors. The Company also offers performance versions of many of these parts.

The Company is a Delaware C corporation and is headquartered in Carson, California. The Company also has employees located in Trenton, New Jersey, as well as in the Philippines.

Principles of Consolidation

On June 30, 2005, the Company acquired MBS Marketing, Inc. (“MBS”), which provided Internet marketing services to support the Company’s online marketing program. Prior to June 30, 2005, the Company had no direct ownership interest in MBS but, as the Company was the primary beneficiary of MBS under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), the financial statements of MBS were consolidated with those of the Company. MBS and the Company were also under common ownership. Effective June 30, 2005, the Company merged MBS into its operations. Pursuant to the merger, all assets, liabilities, rights and obligations of MBS were transferred to, and assumed by, the Company, and the Company issued 2,200,440 shares of its common stock to the stockholders of MBS in exchange for their shares in MBS. The merger was accounted for as entities under common control, whereby the Company recognized the assets and liabilities of MBS at their carryover basis as of the date of the merger. Accordingly, adjustments have been made to combine MBS on a historical basis and all significant intercompany balances and transactions have been eliminated in consolidation.

In September 2005, the shareholders of the Company established MBS Tek Corporation (“MBS Tek”) to conduct business internationally. As the Company was the primary beneficiary of MBS Tek, it has been consolidated under FIN 46R. All significant inter-company transactions and balances have been eliminated in consolidation. The equity balance of MBS Tek is presented as a non-controlling interest on the face of the consolidated balance sheet as of December 31, 2005. In September 2006, MBS Tek became a majority-owned subsidiary of the Company and is no longer presented as a non-controlling interest at December 31, 2006.

On May 19, 2006, U.S. Auto Parts acquired All OEM Parts, Inc., ThePartsBin.com, Inc. and their affiliated companies (collectively “Partsbin”) pursuant to a merger involving a wholly-owned subsidiary of U.S. Auto Parts (the “Merger Sub”). Prior to the acquisition, Partsbin consisted of seven entities accounted for as entities under common control. Upon the consummation of the merger, five of the Partsbin entities merged with and into the Merger Sub, and the sixth entity, a Canadian company, survived as a wholly-owned subsidiary of the Merger Sub. The Company did not acquire the seventh entity, TPB Real Estate, LLC. Subsequent to the acquisition, the combined financial statements of Merger Sub and the Canadian company, which remains a wholly-owned subsidiary of Merger Sub, are included in the consolidated financial statements of U.S. Auto Parts.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, but are not limited to, the valuation of inventory, valuation of deferred tax assets, estimated useful lives of property, equipment and software, valuation of intangible assets, including goodwill, recoverability of software development costs, valuation of sales returns and allowances, and the ultimate collection of accounts receivables. Actual results could differ from these estimates.

Reclassifications

Certain reclassifications have been made to prior year financial statements in order to conform to current year presentation.

Cash and Cash Equivalents

The Company considers all money market funds and short-term debt securities purchased with original maturities of ninety days or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying value of financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and borrowings, approximates fair value at December 31, 2005 and 2006 due to their short-term maturities and the relatively stable interest rate environment.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are stated net of allowance for doubtful accounts. At December 31, 2005 and 2006, amounts due from a single customer were $879,000 and $948,000, respectively, representing 54% and 34% of net accounts receivable, respectively. The allowance for doubtful accounts is determined primarily on the basis of past collection experience and general economic conditions. The Company determines terms and conditions for its customers primarily based on the volume purchased by the customer, customer creditworthiness and past transaction history. The allowance for doubtful accounts totaled $67,000 and $24,000 at December 31, 2005 and 2006, respectively.

Concentrations of credit risk are limited to the customer base to which the Company’s products are sold. There is one significant concentration of credit risk related to one customer. The balance of the amount receivable from this customer at December 31, 2006 was $948,000. The maximum amount of loss due to credit risk that the Company would incur should the customer fail to perform is the amount of the outstanding receivable. The Company does not believe other significant concentrations of credit risk exist.

Marketable Securities

Marketable securities consist of equity investments and investments in mutual funds that hold both debt and equity securities in various publicly-traded companies. The Company held no marketable securities on December 31, 2005 or 2006. In 2004, all marketable securities were considered “available-for-sale.” In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the appreciation and decline in fair market value over cost was reported as “other comprehensive income” on the statement of stockholders’ equity. The cost basis used to calculate gains and losses on securities sales was determined using specific identification. During the years ended December 31, 2004 and 2005, available-for-sale securities were sold for total proceeds of $63,000 and $653,000, respectively. The gross realized gains on these sales totaled $8,000 and $75,000 in 2004 and 2005, respectively. Net unrealized holding gains on available-for-sale securities in the amount of $71,000 for the year ended December 31, 2004 have been included in accumulated other comprehensive income. No available-for-sale securities transactions took place during the year ended December 31, 2006.

Inventory

Inventories consist of finished goods available-for-sale and are stated at the lower of cost or market value, determined using the first in, first out (“FIFO”) method. The Company purchases inventory from suppliers both domestically and internationally. The Company believes that its products are generally available from more than one supplier and seeks to maintain multiple sources for its products, both internationally and domestically.

The Company primarily purchases products in bulk quantities to take advantage of quantity discounts and to assure inventory availability. Inventory is reported net of inventory reserves for slow moving, obsolete or scrap product, which are established based on specific identification of slow moving items and the evaluation of overstock considering anticipated sales levels. Gross inventory, inventory reserves and net inventory at December 31, 2005 and 2006 are as follows:

	Years Ended December 31,
	2005	2006
	(in thousands)
Gross inventory	$9,760	$9,488
Inventory reserves	(960)	(692)

Total net inventory	$8,800	$8,796

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the inventory reserve:

(In thousands)	Balance at Beginning of Period	Charged to Cost or Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2005
Inventory reserve	$769	221	(30)	$960
Year Ended December 31, 2006
Inventory reserve	$960	(119)	(149)	$692

Website and Software Development Costs

The Company capitalizes certain costs associated with website and software developed for internal use according to EITF No. 00-2, “Accounting for Website Development Costs” (“EITF 00-2”), and Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), when both the preliminary project design and testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website and software development such as payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use software project. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. The Company capitalized $172,000 and $889,000 during the years ended December 31, 2005 and 2006, respectively. These amounts are amortized on a straight-line basis over two years once the software is placed into use.

Intangibles

During the year ended December 31, 2004, the Company acquired intangibles in the amount of $50,000 relating to Internet domain names. In May 2006, in connection with the acquisition of Partsbin, the Company acquired intangible assets consisting of software assets, domain names, website assets, vendor agreements and goodwill in the amounts of $4.1 million, $2.3 million, $29.0 million and $3.0 million and $14.2 million, respectively (see Note 12). Capitalized amounts are amortized on a straight-line basis over a two to five year period for software assets, five years for website assets, and over a three-year period for the vendor agreements, representing the estimated useful lives. Goodwill and generally domain names have indefinite lives and are not amortizable. Amortization expense relating to intangibles totaled $8,000, $17,000 and $5.1 million for the years ended December 31, 2004, 2005 and 2006, respectively. Estimated annual aggregate amortization expense for the years ending December 31, 2007, 2008, 2009 and 2010 are expected to be approximately $8.2 million, $8.2 million, $6.7 million and $5.8 million, respectively.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangibles, excluding goodwill consisted of the following at December 31, 2005 and 2006:

	December 31,
	2005	2006
	(in thousands)
Gross carrying amount:
Websites	$—	$28,988
Software		4,089
Vendor agreements	—	2,996
Partsbin domain names	—	2,230
Purchased domain names	50	165

Less accumulated amortization:
Websites (5 years)	—	3,569
Software (3 years)		839
Vendor agreements (3 years)	—	614
Partsbin domain names (not amortizable)	—	—
Purchased domain names (3 years)	25	84

Net book value:
Websites	—	25,419
Software		3,250
Vendor agreements	—	2,382
Partsbin domain names	—	2,230
Purchased domain names	25	81

Intangibles, net	$25	$33,362

Long-Lived Assets and Intangibles

The Company assesses long-lived assets, including intangibles subject to amortization, and indefinite lived intangibles, including goodwill, for impairment on an annual basis and whenever events and circumstances indicate that the carrying value of an asset may not be recoverable based on the undiscounted estimated future cash flows expected to result from its use and eventual disposition. For purposes of performing annual impairment tests, the Company identified reporting units in accordance with the guidance provided within SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company identified one reporting unit, equivalent with its one segment. Impairments will be recognized in operating results to the extent that the carrying value exceeds the discounted cash flows of future operations. The Company did not recognize any impairment losses for the years ended December 31, 2004, 2005 or 2006.

Revenue Recognition

The Company recognizes revenue from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred (to the common carrier), the selling price is fixed or determinable, and collectability is reasonably assured. These criteria follow the Company’s general policy to recognize revenue according to its shipping terms, which are F.O.B. shipping point. Under this policy, title and risk of loss are transferred to the customer upon delivery to the common carrier, at which time, revenue is recognized.

The Company evaluates the criteria of EITF 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when the Company is the primary party obligated in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded gross.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product sales and shipping revenues, net of promotional discounts and return allowances, are recorded when the products are shipped and title passes to customers. Retail items sold to customers are made pursuant to terms and conditions that provide for transfer of both title and risk of loss upon delivery to the carrier. Return allowances, which reduce product revenue by the Company’s best estimate of expected product returns, are estimated using historical experience. The Company generally requires payment by credit card at the point of sale. Amounts received prior to when the Company ships goods to customers are recorded as deferred revenue.

The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases and other similar offers. Current discount offers, when accepted by the Company’s customers, are treated as a reduction to the purchase price of the related transaction. Current discount offers and inducement offers are classified as an offsetting amount in net sales.

Sales discounts are recorded in the period in which the related sale is recognized. Sales returns and allowances are estimated based on historical amounts. Credits are issued to customers for returned products. Credits amounted to $4.2 million, $5.6 million and $11.8 million for the years ended December 31, 2004, 2005 and 2006, respectively. The Company’s sales returns and allowances reserves totaled $200,000, $170,000 and $1.4 million at December 31, 2004, 2005 and 2006, respectively.

Total sales to one customer were 10.8% of net sales for the year ended December 31, 2004. Sales to this customer represented less than 10% of net sales for the years ended December 31, 2005 and 2006, respectively. No other customer accounted for more than 10% of the Company’s net sales in the past three years.

The following table provides an analysis of the reserve for sales returns and the reserve for doubtful accounts:

(In thousands)	Balance at Beginning of Period	Charged to Revenue, Cost or Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2004
Reserve for sales returns	$200	—	—	$200
Reserve for doubtful accounts	37	14	—	51
Year Ended December 31, 2005
Reserve for sales returns	$200	(30)	—	$170
Reserve for doubtful accounts	51	16	—	67
Year Ended December 31, 2006
Reserve for sales returns	$170	1,238	—	$1,408
Reserve for doubtful accounts	67	(32)	(11)	24

Other Income

Other income consists of realized gains on available-for-sale investments, as well as commission income received from website licensing fees and other items.

	Years Ended December 31,
	2004	2005	2006
	(in thousands)
Commissions	$72	$112	$23
Insurance claim	—	—	128
Other income	—	4	6
Realized gains	8	75	—

Total other income	$80	$191	$157

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cost of Goods Sold

Cost of goods sold consists of the direct costs associated with procuring parts from suppliers and delivering products to customers. These costs include direct product costs, purchase discounts, outbound freight and warehouse supplies. The Company includes freight and shipping costs in cost of goods sold. Total freight and shipping expense included in cost of goods sold for the years ended December 31, 2004, 2005 and 2006 was $5.0 million, $9.0 million and $14.5 million, respectively.

Marketing

Marketing costs, including advertising, are expensed as incurred. The majority of marketing expense is paid to Internet search engine service providers and Internet commerce facilitators. For the years ended December 31, 2004, 2005 and 2006, the Company recognized advertising costs of $2.5 million, $3.4 million and $9.2 million, respectively.

General and Administrative

General and administrative expense consist primarily of administrative payroll and related expenses, merchant processing fees, legal and professional fees, and other administrative costs.

Fulfillment

Fulfillment costs consist primarily of payroll and related costs associated with warehouse employees, facility rent, building maintenance, and other costs associated with inventory management and wholesale operations.

Technology

Technology expenses consist primarily of payroll and related expenses, and costs associated with computer support, information technology, software development and connectivity.

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Accumulated other comprehensive income includes net income, foreign currency translation adjustments related to the Company’s foreign operations and unrealized gains and losses from equity investments and investments in mutual funds that hold both debt and equity securities in various publicly traded companies.

Leases

The Company analyzes lease agreements for operating versus capital lease treatment in accordance with SFAS No. 13, “Accounting for Leases.” Leases designated as operating are expensed on a straight-line basis over the term of the lease.

Foreign Currency Translation

For each of the Company’s foreign subsidiaries, the functional currency is its local currency. Assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates. The effects of the foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Income Taxes

For income tax purposes, until March 2006, the Company was taxed as an S corporation under provisions of the Internal Revenue, California, and Tennessee Taxation Codes, which required that income or loss of the Company be reported on the individual income tax returns of the stockholders. In addition, the Company was subject to income taxes from the States of California and Tennessee at reduced rates. However, MBS, which was consolidated with the Company for financial reporting in all periods presented (see Note 1), was subject to federal income taxes and franchise taxes in California at normal rates. On March 3, 2006, the Company completed a recapitalization which resulted in the revocation of its subchapter S corporation status. The entire Company now operates as a C corporation and is subject to tax in the United States.

The Company accounts for income taxes for MBS, incorporated as a C corporation, in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When appropriate, a valuation reserve is established to reduce deferred tax assets, which include tax credits and loss carry

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

forwards, to the amount that is more likely than not to be realized. The pro forma income tax provision presented on the face of the statements of income reflects the pro forma effects as if the Company had been established as a C corporation for all periods presented (see Note 7).

Net Income (Loss) Per Share

Net income (loss) per share has been computed in accordance with Financial Accounting Standards Board “FASB” Statement No. 128, “Earnings Per Share.”

Pro Forma Net Income Per Share (unaudited)

Pro forma basic and diluted net income per share for all periods presented has been presented to give effect to the pro forma provision for income taxes as if the Company had been a C corporation for all periods. As part of this presentation, pro forma basic net income per share for the latest year end also gives effect to the conversion of the Series A convertible preferred stock into common stock upon the closing of the Company’s initial public offering on an if-converted basis.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which was adopted on January 1, 2006. No stock options were granted prior to December 31, 2005. All stock options issued to employees are recognized as share-based compensation expense in the financial statements based on their respective grant date fair values, and are recognized within the statement of income as general and administrative, marketing, fulfillment or technology, based on employee departmental classifications.

Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. The Company currently uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. As of December 31, 2006, the Company did not have a history of market prices of its common stock as the Company was not a public company, and as such the Company estimates volatility in accordance with SAB No. 107 using historical volatilities of similar public entities. The expected life of the awards is based on a simplified method which defines the life as the average of the contractual term of the options and the weighted average vesting period for all open tranches. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of awards. The dividend yield assumption is based on the Company’s expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For non-employees, the Company accounts for share-based compensation in accordance with Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Equity instruments awarded to non-employees are periodically re-measured as the underlying awards vest unless the instruments are fully vested, immediately exercisable and non-forfeitable on the date of grant.

Segment Data

The Company manages its operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, the Company operates in one reportable segment and reporting revenues by product line or geographic location is impracticable.

Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, or as of January 1, 2007 for the Company. The Company will adopt this interpretation as required. The Company is currently evaluating the impact of this interpretation on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Standard defines fair value,

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

2.	Property and Equipment, Net

The Company’s fixed assets consisted of computer software (internally developed and purchased), machinery and equipment, furniture and fixtures, and vehicles, and are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable and amortizable assets to operations over their estimated service lives. Depreciation expense for the years ended December 31, 2004, 2005 and 2006 was $130,000, $181,000 and $384,000, respectively. Software amortization expense for the years ended December 31, 2004, 2005 and 2006 was $317,000, $1.8 million and $1.4 million, respectively. The cost and related accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings. During 2004, the Company purchased $2.9 million of software from a related party, which is included in computer software and equipment, to support its online marketing efforts. The fair value of the software purchase was supported through a valuation study.

Property and equipment consisted of the following at December 31, 2005 and 2006:

	December 31,
	2005	2006
	(in thousands)
Machinery and equipment	$1,180	$2,046
Computer software and equipment	3,546	4,271
Vehicles	116	152
Leasehold improvements	52	112
Furniture and fixtures	40	102
Construction in process	—	738

	4,934	7,421
Less accumulated depreciation and amortization	(2,675)	(4,705)

Property and equipment, net	$2,259	$2,716

Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes, at rates based on the following estimated useful lives:

Years
Machinery and equipment	3 – 5
Computer software (purchased and developed)	2 – 5
Computer equipment	3 – 5
Vehicles	3 – 5
Leasehold improvements	3 – 5
Furniture and fixtures	5 – 7

3.	Line of Credit

At December 31, 2004, the Company had a $3.0 million committed line of credit agreement with a bank with interest at 0.25% above the lender’s reference rate. In 2006, the credit line was extended to July 31, 2007, and was increased to $7.0 million. At December 31, 2004, the Company had $1.5 million outstanding under the line of credit with a weighted-average interest rate of 5.5%. No amounts were outstanding at December 31, 2005 and $2.0 million was outstanding at December 31, 2006 with a weighted-average interest rate of 7.75%. The credit agreement contains customary covenants that, among other things, requires compliance with certain financial ratios and targets and restricts the incurrence of additional indebtedness. For purposes of complying with June 30, 2006 and December 31, 2006 loan covenants, the Company’s note holder amended the covenant related to EBITDA to add back share-based compensation. As a result of this amendment, the Company was compliant with all loan covenants as of December 31, 2006. There are no compensating balance requirements. Substantially all the assets of the Company serve as collateral on the line of credit.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Notes Payable

Notes payable consists of the following:

	December 31,
	2005	2006
	(in thousands)
Secured debt, payable beginning March 31, 2007, with interest at LIBOR for 12 months, then LIBOR plus 1.5%, due March 31, 2010	$—	$10,000
Secured debt, payable beginning June 30, 2007, with interest at LIBOR plus 1.75%, net, due May 31, 2010	—	17,727
Notes payable to stockholders, payable beginning June 30, 2007, with interest at LIBOR, due March 31, 2008	—	5,000
Note payable, $96 monthly with interest of 5.00%, due on January 1, 2006	96	—

Total	96	32,727
Less current portion	(96)	(10,805)

Long-term notes payable	$—	$21,922

On March 3, 2006, the Company entered into a secured $10.0 million loan agreement with a bank in connection with the recapitalization described below. The loan bears interest at LIBOR for the first twelve months and LIBOR plus 1.5% thereafter. On May 19, 2006, the Company entered into a secured loan agreement with the same bank to provide financing for the cash portion of the purchase price for the acquisition of Partsbin in the amount of $22.0 million. During the third and fourth quarters of 2006, the Company paid $4.0 million toward the principal balance of the loan, reducing the balance to $18.0 million (consisting of the net $17.7 million balance shown above and a $273,000 discount). The loans bore interest at LIBOR plus 1.75% and were interest only until April 2007. The loans were secured by substantially all of the assets of the Company, and the term of each loan was four years with monthly payments of principal and interest required after the first year. The loans were also required to be paid off with the proceeds of a qualified initial public offering, as defined in such agreements. These notes were fully repaid subsequent to December 31, 2006, with the proceeds from the initial public offering which occurred on February 9, 2007 (see Note 15).

As a component of the purchase price for the acquisition of Partsbin, the Company entered into promissory notes in the aggregate principal amount of $5.0 million with the stockholders of Partsbin. The notes bore interest at LIBOR and were interest only until June 2007. Beginning in the quarter ending June 30, 2007, the notes were payable in equal quarterly installments until March 31, 2008. The notes became due and payable upon the completion of the Company’s initial public offering, as defined in such notes. The notes are secured by substantially all the assets of the Company. $4.0 million has been paid on these notes subsequent to December 31, 2006, with the proceeds from the initial public offering which occurred on February 9, 2007 (see Note 15).

The discount on notes payable represents fees paid to the lender plus the fair value of the warrant issued in connection with the loan.

Future maturities of notes payable will be $10.8 million, $11.9 million, $9.7 million and $0.6 million in 2007, 2008, 2009 and 2010, respectively.

At December 31, 2005, the Company had an unsecured note outstanding to a related third party of $96,000, with a weighted-average interest rate of 5.0%. This note was paid off during 2006.

5.	Recapitalization

On March 3, 2006, the Company completed a recapitalization. As part of this transaction, the Company sold 11,055,425 shares of Series A convertible preferred stock (the “Preferred Stock”) at a purchase price of $4.07 per share, or $45.0 million in the aggregate. Issuance costs totaled approximately $2.9 million and included the value of the warrants issued. The warrants were valued at $108,000 using the Black-Scholes valuation model using the following assumptions: expected life of two years; risk-free interest rate of 4.75%; volatility (based upon historical volatilities of similar public entities) of 31%; and dividend yield of 0%. Total issuance costs were netted against the proceeds received.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To provide additional financing for the recapitalization, the Company borrowed $10.0 million from a bank on March 3, 2006 (see Note 4). This loan and a portion of the $45.0 million received from the sale of the Preferred Stock were used to fund the $51.7 million distribution made to the holders of the Company’s common stock as a part of the recapitalization, of which $50.0 million related to the transaction and $1.7 million represented the final S corporation distribution resulting from the termination of the Company’s S corporation status. Total undistributed earnings of $4.8 million on this date have been included in the Company’s consolidated financial statements as additional paid in capital. The amount distributed in excess of accumulated earnings was $45.2 million.

In addition, the stockholders approved a stock split of the Company’s common stock at a ratio of 1,100 shares for every one share previously held. The stock split became effective on March 3, 2006. All share and per share data included in these consolidated financial statements retroactively reflect this stock split as well as the reverse stock split described in Note 13.

6.	Series A Convertible Preferred Stock and Stockholders’ Equity

The Preferred Stock was convertible on a one-to-one basis, at the option of the holders thereof, into shares of common stock. In the event of a liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock were entitled to receive, prior to any distribution to the holders of common stock, an amount equal to $4.07 per share. The Preferred Stock was also entitled to receive dividends, when and if declared by the board of directors. No dividends were declared during the year ended December 31, 2006. In addition to the foregoing rights and privileges, the holders of the Preferred Stock were entitled to elect two directors to the Company’s board of directors. Each share of the Preferred Stock automatically converted into common stock upon completion of the Company’s initial public offering in February 2007. See Note 15 (Subsequent Events).

Share-Based Compensation

The Company adopted the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) in March 2006. All stock options to purchase common stock granted to employees in 2006 were granted under the 2006 Plan and had exercise prices equal to the fair value of the underlying stock, as determined by the Company’s board of directors on the applicable option grant date. The board of directors determined the value of the underlying stock by considering a number of factors, including historical and projected financial results, the risks the Company faced at the time, the preferences of the Company’s preferred stock holders and the lack of liquidity of the Company’s common stock. No stock options were granted by the Company prior to the adoption of the 2006 Plan.

Under SFAS No. 123(R), the Company recognizes the cost of all employee stock options on a straight-line attribution basis, using their respective grant date fair values, over the vesting periods, net of estimated forfeitures. The Company’s adoption of SFAS No. 123(R), effective January 1, 2006, resulted in the recognition of additional share-based compensation expense of $1,027,000 less $171,000 of expense capitalized as internally developed software, resulting in net expense of $856,000 for the year ended December 31, 2006. This share-based compensation expense caused the Company’s basic and diluted net income per share for the year ended December 31, 2006 to be reduced by $0.06 and $0.05, respectively.

The table below sets forth the expected amortization of share-based compensation expense for the next four years for all options granted as of December 31, 2006, assuming all employees remain employed by the Company for their remaining vesting periods:

	Years Ending December 31,
	2007	2008	2009	2010
	(in thousands)
Amortization of share-based compensation	$1,932	$1,932	$1,873	$820

The table below summarizes stock option activity during the year ended December 31, 2006, which resulted in share-based compensation expense:

	Year Ended December 31, 2006
	Shares	Weighted Average Exercise Price
Options outstanding, December 31, 2005	—	$—
Granted	2,891,304	8.75
Exercised	—	—
Expired	—	—
Forfeited	(104,772)	9.08

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2006
	Shares	Weighted Average Exercise Price
Options outstanding, December 31, 2006	2,786,532	$8.74

Options exercisable, December 31, 2006	2,786,532	$8.74

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended December 31, 2006
Expected life	3– 4 years
Risk-free interest rate	5%
Expected volatility	30% –38%
Expected dividend yield	0%

Using the Black-Scholes option-pricing model for the estimated weighted average fair value of an option to purchase one share of common stock granted during the year ended December 31, 2006, the resulting fair value was $2.81 per share of common stock subject to options. As of December 31, 2006 the Company had 716,309 shares reserved for future grants under the Company’s 2006 Equity Incentive Plan.

The weighted average expected option term for the year ended December 31, 2006 reflects the application of the simplified method set out in SAB No. 107. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Estimated volatility for the year ended December 31, 2006 also reflects the application of SAB No. 107 interpretive guidance and, accordingly, incorporates historical volatility of similar entities whose share prices are publicly available.

As of December 31, 2006, there was $6.6 million of unrecognized compensation expense related to stock options granted after January 1, 2006, which expense is expected to be recognized over a weighted-average period of 4.0 years.

Warrants

At December 31, 2006, the Company had outstanding vested warrants to purchase up to 84,332 shares of common stock, which warrants terminate three years after their respective grant dates. The following table summarizes the warrants outstanding at December 31, 2006:

Security Issued Upon Exercise	No. of Shares	Grant Date	Exercise Price	Purpose of Grant
Common stock	66,332	March 3, 2006	$6.78	Financial advisory services
Common stock	18,000	May 22, 2006	$9.17	Lending arrangement

Total	84,332

The March 3, 2006 warrants were issued in connection with the placement of the Series A convertible preferred stock to the placement agent as a portion of their fee. The warrants are immediately exercisable, and fully vested. The fair value of these warrants has been netted against the proceeds of the private placement and recorded as a reduction to the preferred stock. The May 22, 2006 warrants were issued as part of the $22.0 million secured debt financing associated with the Partsbin acquisition and were recorded as a discount on notes payable. Both issuances increased additional paid-in-capital on common stock.

The Company determined the fair value of the warrants at the date of grant using the Black-Scholes option pricing model based on the estimated fair value of the underlying common stock, a volatility rate ranging from 30% to 31%, zero dividends, a risk-free interest rate ranging from 4.75% to 5.00%, and an expected life of two years.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Net Income Per Share

EITF No. 03-6 does not require the presentation of basic and diluted net income per share for securities other than common stock. Therefore, the following net income per share amounts only pertain to the Company’s common stock. The Company calculates diluted net income per share under the if-converted method unless the conversion of the preferred stock is anti-dilutive to basic net income per share. To the extent preferred stock is anti-dilutive, the Company calculates diluted net income per share under the two-class method. The following table sets forth the computation of basic and diluted net income per share:

	Years Ended December 31,
	2004	2005	2006
	(in thousands, except share and per share data)
Historical Net Income Per Share
Numerator:
Net income	$7,133	$6,819	$3,496

Denominator:
Weighted-average common shares outstanding (basic)	13,200,000	13,200,000	14,437,657
Common equivalent shares from conversion of preferred stock	—	—	5,524,683
Common equivalent shares from common stock options and warrants	—	—	28,091

Weighted-average common shares outstanding (diluted)	13,200,000	13,200,000	19,990,431
Basic net income per share	$0.54	$0.52	$0.24

Diluted net income per share	$0.54	$0.52	$0.17

Pro forma Net Income Per Share (unaudited)
Income before income taxes	$7,461	$6,656	$4,046
Pro forma provision for income taxes (unaudited)	2,964	2,657	1,717

Pro forma net income (unaudited)	$4,497	$3,999	$2,329

Shares used in computation of pro forma basic net income per share (unaudited)	13,200,000	19,833,255	21,070,912
Shares used in computation of pro forma diluted net income per share (unaudited)	13,200,000	19,833,255	21,099,003
Pro forma basic net income per share (unaudited)	$0.34	$0.20	$0.11
Pro forma diluted net income per share (unaudited)	$0.34	$0.20	$0.11

Potentially dilutive securities not included in the calculation of diluted net income per share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	Years Ended December 31,
	2004	2005	2006
Convertible preferred stock	—	—	—
Common and preferred stock warrants	—	—	—
Options to purchase common stock	—	—	1,649,614
Shares of common stock subject to repurchase	—	—	—

Total	—	—	1,649,614

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Net Income Per Share (unaudited)

The following table sets forth the computation of pro forma basic and diluted net income per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2005	2006
Numerator:
Pro forma net income (unaudited)	$3,999	$2,329

Denominator:
Weighted average common shares outstanding (basic)	13,200,000	14,437,657
Add: Adjustment to reflect the assumed conversion of convertible preferred stock from January 1, 2005 (unaudited)	6,633,255	6,633,255

Denominator for basic pro forma calculation (unaudited)	19,833,255	21,070,912

Pro forma basic net income per common share (unaudited)	$0.20	$0.11

Numerator:
Pro forma net income	$3,999	$2,329
Denominator for basic pro forma calculation (unaudited)	19,833,255	21,070,912
Common equivalent shares from common stock options and warrants	—	28,091

Denominator for diluted pro forma calculation (unaudited)	19,833,255	21,099,003
Pro forma diluted net income per common share (unaudited)	$0.20	$0.11

8.	Income Taxes

From inception to March 2, 2006, the Company operated as an S corporation. Deferred tax assets and liabilities are recognized for the tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A deferred tax asset valuation allowance will be recorded if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized.

For informational purposes, the combined statements of operations include a pro forma adjustment for income taxes that would have been recorded if the Company had been a C corporation from inception, calculated in accordance with FAS No. 109, “Accounting for Income Taxes.”

Income tax expense as it relates to the Company’s consolidated entity which was a C corporation for the years ended December 31, 2004, 2005 and 2006 consists of the following:

	Years Ended December 31,
	2004	2005	2006
	(in thousands)
Current:
Federal tax	$80	$(209)	$2,432
State tax	134	148	733

Total current taxes	214	(61)	3,165

Deferred:
Federal tax	85	(54)	(2,018)
State tax	29	(48)	(597)

Total deferred taxes	114	(102)	(2,615)
Income tax expense (benefit), consolidated	$328	$(163)	$550

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense differs from the amount that would result from applying the federal statutory rate as follows:

	Years Ended December 31,
	2004	2005	2006
	(in thousands)
Income tax at U.S. federal statutory rate:
U.S. Auto Parts Network	$—	$—	$1,374
MBS Marketing	165	(3)	—
Share-based compensation	—	—	111
State income tax, net of federal tax effect	163	115	240
S-Corporation rate adjustment	—	—	(715)
Change in rate for deferred tax assets	—	(275)	(457)
Other	—	—	(3)

Effective tax provision (benefit)	$328	$(163)	$550

Deferred tax assets and deferred tax liabilities at December 31, 2004, 2005 and 2006 consisted of the following:

	December 31,
	2004	2005	2006
	(in thousands)
Deferred tax assets:
Inventory reserve	$5	$14	$280
Share-based compensation	—	—	248
Amortization	—	—	1,580
Book over tax depreciation	—	—	78
Sales reserve	3	3	606
Deferred state tax deduction	48	—	—
Other	1	5	260

Total deferred tax assets	57	22	3,052

Deferred tax liability:
Tax over book depreciation	103	—	—
Tax over book goodwill amortization	—	—	203
State deferred tax liabilities	—	—	212
Accrual to cash adjustment	30	—	—

Total deferred tax liability	133	—	415

Net consolidated deferred tax assets (liabilities)	$(76)	$22	$2,637

Included in accrued expenses is income taxes payable in the amount of $0 and income taxes receivable of $207,000 for the years ended December 31, 2005 and 2006, respectively. Income taxes consist primarily of domestic taxes.

9.	Related-Party Transactions

Beginning in November 2003, the Company leased its corporate headquarters and primary warehouse from Nia Chloe, LLC, (“Nia Chloe”) a related party with ownership which mirrored the ownership of the Company. Lease payments and expenses associated with this related party arrangement totaled $420,000, $475,000 and $541,000, respectively, for the years ended December 31, 2004, 2005 and 2006. The Company had guaranteed Nia Chloe’s loans from two banks in the aggregate amount of $3.4 million with respect to the property that it leases from Nia Chloe. Such guarantees were terminated in March 2006. An unsecured, non-interest bearing loan of $94,000 was due to Nia Chloe and payable upon demand as of December 31, 2004. This loan was repaid in 2005. The Company has evaluated its relationship with Nia Chloe with regard to FIN 46R, “Consolidation of Variable Interest Entities”. The Company has determined that Nia Chloe does not meet the criteria for consolidation under FIN 46R and therefore this entity is not consolidated in the Company’s financial statements.

In the year ended December 31, 2004, the Company paid $83,000 to one of its directors and officers for the purchase of equipment.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the merger of MBS into the Company in June 2005 (see Note 1), MBS provided marketing services to the Company and received an aggregate of $498,000 and $338,000 from the Company in the years ended December 31, 2004 and 2005, respectively. The ownership of MBS, prior to the merger, mirrored the ownership of the Company.

In September 2006, MBS Tek was recapitalized and became a majority-owned subsidiary of the Company. The Company owns all of the outstanding shares of MBS Tek except for five shares in the aggregate, representing approximately 0.1% of the total outstanding shares of MBS Tek, of which two of the Company’s officers each hold one share. Prior to September 2006, MBS Tek was owned by certain stockholders of the Company and mirrored the ownership of the Company. For the year ended December 31, 2005 and for the nine months ended September 30, 2006, the Company paid MBS Tek an aggregate of $398,000 and $759,000, respectively, in connection with marketing, software development, sales and customer service. Subsequent to September 30, 2006, MBS Tek has been consolidated into the Company and expenses are no longer treated as payments subject to related party treatment.

In September 2002, the landlord of a related party filed a lawsuit in Los Angeles Superior Court alleging certain breaches of a lease relating to a property located in Los Angeles, California. The Company was a sub-lessee to the property and was added as a co-defendant in the lawsuit, which was settled in March 2003. In October 2004, a lawsuit was filed against the Company and an officer, director and stockholder of the Company in connection with another business that had been owned by the related party. The Company was dismissed from the lawsuit in October 2005. The Company paid approximately $84,000, $118,000 and $77,000 during the years ended December 31, 2004, 2005 and 2006, respectively, to defend and settle these lawsuits.

During 2004, the Company purchased, through MBS, $2.9 million in software from a related party, to support its online marketing efforts. The Company supported the fair value of the software purchase through an independent third-party valuation. At December 31, 2004 and 2005, the Company had unsecured notes payable outstanding for this software purchase, totaling $1.5 million and $96,000, respectively, with an interest rate of 5.0% per annum. These notes were repaid in 2006. Since the software purchases in 2004, the Company has continued to purchase software and other products and services from the related party. The Company’s payments to the related party for such services and products in 2004, 2005 and 2006 totaled $827,000, $23,000 and $7,000, respectively.

From time to time, the Company has purchased inventory from an entity partially owned by a member of the Company’s board of directors. During the years ended December 31, 2004, 2005 and 2006, the Company purchased inventory totaling $185,000, $415,000 and $360,000, respectively, from the entity, which the Company believes to be at fair market value.

In addition, the Company purchased office and warehouse supplies during the years ended December 31, 2005 and 2006 from a related party in the amount of $114,000 and $131,000, respectively, which the Company believes was the fair market value of the supplies.

Since 2004, a related party has used a portion of the Company’s facility located in Nashville, Tennessee. For the years ended December 31, 2004, 2005 and 2006, the related party paid to the Company $41,000, $36,000 and $36,000, respectively, as payment for its use of such portion of the Company’s Tennessee facility.

The Company paid a related party consulting fees which totaled $120,000 and $30,000, respectively, for the years ended December 31, 2005 and 2006. The Company terminated this arrangement in April 2006.

A related entity also provides printing services for the Company. For the years ended December 31, 2004, 2005 and 2006, the Company paid this entity $120,000, $101,000 and $170,000, respectively, for such services.

A family member of a director, officer and stockholder of the Company received wages from the Company totaling approximately $69,000, $79,000, and $79,000 in 2004, 2005 and 2006, respectively, as an employee in the Company’s sales department.

In 2004, the Company recorded, as non-interest bearing loans, certain amounts associated with capital account balance adjustments resulting from certain S corporation tax distributions the Company made to the Company’s stockholders in those periods. The total amount of the loans recorded was $356,000 in 2004. As of December 31, 2006, no amounts associated with these loans were due or payable.

In March 2006, concurrent with the Company’s recapitalization and the termination of the Company’s S corporation status, the Company distributed to the Company’s stockholders an aggregate of $51.7 million in cash, in proportion to their ownership of the Company’s common stock. Those stockholders are also directors and officers of the Company.

In connection with the Company’s acquisition of Partsbin in May 2006, the Company issued to a stockholder of Partsbin a promissory note in the principal amount of approximately $1.9 million, which bears interest at LIBOR, all of which was outstanding as of December 31, 2006. The stockholder currently serves as a director and officer of the Company. The Company repaid $4.0 million of the note upon completion of the Company’s initial public offering in February 2007. See Note 15 (Subsequent Events).

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has entered into indemnification agreements with the Company’s directors and executive officers. These agreements require the Company to indemnify these individuals to the fullest extent permitted under law against liabilities that may arise by reason of their service to the Company, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. The Company also intends to enter into indemnification agreements with the Company’s future directors and executive officers.

10.	Commitments and Contingencies

The Company’s corporate headquarters and primary warehouse facilities are under a five-year non-cancelable operating lease, which commenced in November 2003 and expires in December 2008. The rent for the facilities is increased annually by the greater of 2% or the increase in the U.S. Consumer Price Index. During 2003, the Company had a two-year non-cancelable operating lease which was converted to the above agreement.

In September 2004, the Company entered into a lease for warehouse space adjacent to its primary facility in Carson, California from a third party under an agreement that expired August 31, 2006. This lease was renewed through February 28, 2009. On October 1, 2006, the Company entered into a third lease agreement for additional warehouse space adjacent to its primary facilities in Carson, CA. This lease expires September 30, 2008. Additionally, the Company leases warehouse space in Tennessee from a third party on a month to month basis and leases office space internationally, with minimal lease cost, to help support its Internet marketing and administrative functions.

As part of the Partsbin acquisition on May 19, 2006, the Company acquired a lease for office space in Trenton, New Jersey with monthly payments of $11,614 including common area maintenance charges, real estate taxes, water, sewer and utilities. This lease was entered into by Partsbin in November 2001, was extended and currently expires in October 2009.

Facility rent expense, inclusive of amounts paid to Nia Chloe for the years ended December 31, 2004, 2005 and 2006, were $663,000, $790,000 and $974,000, respectively.

Future minimum facility lease payments required under the above operating leases as of December 31, 2006 are:

	Related Parties	Unrelated Parties	Total
Year Ending December 31,	(in thousands)
2007	525	659	1,184
2008	535	591	1,126
2009	—	157	157

Total	$1,060	$1,407	$2,467

Obligations Under Capital Leases

The Company finances certain equipment under capital leases. Assets held under capital leases totaled $241,000, $710,000 and $252,000 for the years ended December 31, 2004, 2005 and 2006, respectively. Accumulated depreciation for assets held under capital leases totaled $121,000, $208,000 and $73,000 for the years ended December 31, 2004, 2005 and 2006, respectively. Depreciation of assets held under capital leases is included in depreciation expense and was $42,000, $95,000 and $55,000 for the years ended December 31, 2004, 2005 and 2006, respectively. Capitalized leases bear interest ranging from a nominal rate to 10.68%.

Future minimum lease payments under capital leases as of December 31, 2006 are:

Year Ending December 31,	(in thousands)
2007	$73
2008	73
2009	49
2010	—

Total minimum payment	195
Less amounts representing interest	(19)

Total obligation under capital leases	176
Less current portion	(62)

Long-term obligation	$114

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Matters

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the potential loss, if any, cannot be reasonably estimated. However, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flow of the Company. The Company maintains various liability insurance coverages to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations.

Ford Global Technologies, LLC

On December 2, 2005, Ford Global Technologies, LLC (“Ford”) filed a complaint with the United States International Trade Commission (“USITC”) against the Company and five other named respondents, including four Taiwan-based manufacturers. On December 12, 2005, Ford filed an amended complaint. Both the complaint and the amended complaint charge the Company and the other respondents with infringement of 14 design patents that Ford alleges cover eight parts on the 2004-2005 Ford F-150 truck (the “Ford Design Patents”). Ford has asked the USITC to issue a permanent general exclusion order excluding from entry into the United States all automotive parts that infringe the Ford Design Patents and that are imported into the United States, sold for importation in the United States, or sold within the United States after importation. Ford also seeks a permanent order directing the Company and the other respondents to cease and desist from, among other things, selling, marketing, advertising, distributing and offering for sale imported automotive parts that infringe the Ford Design Patents. The Company filed its response to the complaint with the USITC in January 2006 denying, among other things, that any of the Ford Design Patents is valid and/or enforceable and, accordingly, denying each and every allegation of infringement. The Company also asserted several affirmative defenses, any of which, if successful, would preclude the USITC from granting any of Ford’s requested relief. Some of these defenses were struck by the Administrative Law Judge (“ALJ”) in response to a motion by Ford. Additionally, four of the Ford Design Patents were dropped from the investigation at Ford’s request. A hearing before the ALJ occurred in August 2006, and the deadline for the ALJ’s ruling was set as December 4, 2006.

On December 4, 2006, the ALJ issued a preliminary ruling upholding the validity of seven of the ten Ford Design Patents and ruled that the importation of automotive parts allegedly covered by these seven patents violates Section 337 of the Tariff Act of 1930, as amended. This ruling was subject to review by the USITC Commissioners. The Company and the other respondents filed a petition urging the USITC Commissioners to review and reverse the portions of the initial determination upholding seven of the ten patents, as well as earlier rulings by the ALJ. Ford also filed a petition urging the USITC Commissioners to review and reverse the portions of the initial determination invalidating three of the ten patents. This ruling was subject to review by the USITC but became final upon notice by the USITC in March 2007 of its decision not to review the determination made by the administrative law judge. Pursuant to such final ruling, the USITC may issue an order prohibiting further importation of the covered parts into the United States. The USITC’s actions are subject to review by the President of the United States, who has the authority to approve or disapprove the USITC’s action. After the end of such review period, the USITC’s final decision can be appealed to the United States Court of Appeals for the Federal Circuit. The Company has not yet made a decision with respect to any appeals. To date, the Company’s sales of these parts have been minimal, but as the design for the 2004 model is incorporated into later year models of the F-150 and these trucks have been on the road longer, sales of aftermarket replacement parts for these trucks may increase substantially. If the USITC were to uphold the ALJ’s preliminary ruling, it is not anticipated that the loss of sales of these parts over time would be materially adverse to the financial condition or results of operations of the Company. However, Ford and other car manufacturers may attempt to assert similar allegations based upon design patents on a significant number of parts for other models, which over time could have a material adverse impact on the Company and the entire aftermarket parts industry.

Dispute

In March 2007, a dispute arose with the Company’s outsourced call center provider in the Philippines over historical pricing. In February 2007, this provider asserted that they believed the Company owed them approximately $1.1 million for amounts under-paid by the Company through February 2007. Although the Company is in active discussions with the provider to transition many of the provider’s employees to the Company in order to resolve this dispute amicably, which would result in a payment by the Company to acquire this in-place workforce of approximately $1.5 million, the Company believes the provider’s claim to be without merit and would vigorously defend against any such claim and believes it would ultimately prevail should this matter be litigated. As such, the Company has recorded no amount related to this matter as of December 31, 2006. Although any delay or decline in service by this provider or the termination of this relationship could result in a significant decline in net sales and increase operating expenses, the amount of potential loss cannot currently be estimated.

11.	Employee Retirement Plan

Effective February 17, 2006, the Company adopted a 401(k) defined contribution retirement plan covering all full time employees who have completed one month of service. The Company may, at its sole discretion, match fifty cents per dollar up to 6% of each participating employee’s salary. The Company’s contributions vest in annual installments over three years. Discretionary contributions made by the Company totaled $82,000 for the year ended December 31, 2006.

12.	Recent Acquisition

On May 19, 2006, the Company acquired all of the assets of Partsbin, an online retailer of auto parts primarily selling engine parts, performance parts, and accessories to do-it-yourself consumers. The acquisition has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and accordingly, the acquired assets and liabilities have been recorded at fair value. Because of this, different bases of accounting have been used to prepare the Company and Partsbin consolidated financial statements. In the future, the primary differences are expected to relate to additional interest expense on the debt (until paid off in February 2007 with the proceeds of the initial public offering) and amortization of the intangibles recorded at the date of the acquisition.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total purchase price for the acquisition was $50.6 million and consisted of $25.0 million in cash, $5.0 million in notes payable to the former stockholders of Partsbin and 1,983,315 fully vested shares of the Company’s common stock. In addition, the Company incurred $551,000 of direct transaction costs related to the acquisition. In addition to the purchase price, the Company issued to the former stockholders of Partsbin options exercisable for 1.1 million shares of the Company’s common stock, which will vest over four years. The options vest with respect to 25% of the shares one year after the grant date with the remaining shares vesting in 36 monthly installments. In accordance with EITF Issue No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination,” these options will be recorded as compensation expense in the period in which they are earned, as the vesting of shares is directly linked to continued employment with the Company. The notes payable require payment of principal and accrued interest beginning June 30, 2007. The notes also became due and payable upon completion of the Company’s initial public offering. See Notes 4 and 15. Interest expense on the notes payable was accrued in the accompanying consolidated statement of operations.

The current allocation of the purchase price to assets acquired and liabilities assumed and various finite and indefinite lived intangible assets as well as goodwill is based on a preliminary valuation study. Amounts are considered preliminary until the final purchase price allocation is approved by both the Company and the selling stockholders of Partsbin according to the terms of the purchase agreement which includes the right of offset on the notes for any indemnification claims the Company could make against the selling stockholders of Partsbin.

The results of operations of Partsbin and the estimated fair market values of the acquired assets and liabilities have been included in the consolidated financial statements from the date of the acquisition. The components of the aggregate cost of the transaction are as follows (in thousands):

Cash	$25,000
Notes payable	5,000
Common stock	20,000
Transaction costs	551

Total	$50,551

The purchase price for the Partsbin transaction was preliminarily allocated to assets purchased and liabilities assumed based on their estimated fair values determined by management as follows (in thousands):

		Estimated Amortizable Life
Tangible assets:
Cash	$1,097
Inventory	604
Fixed assets:
Computers and software	218	2-5 years
Machinery and equipment	35	3-5 years
Vehicles	16	3-5 years
Furniture and fixtures	2	3-5 years
Other assets — current	94
Other assets — long term	28
Intangible assets:
Websites	28,988	5 years
Software	4,089	3 years
Vendor agreements	2,996	3 years
Domain names	2,345
Goodwill	14,179

Total assets	54,691

Liabilities:
Accounts payable and accrued expenses	(3,045)
Other current liabilities	(1,080)
Note payable — current	(8)
Note payable — long term	(7)

Total liabilities	(4,140)

Total purchase price	$50,551

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill is comprised of the residual amount of the purchase price over the fair value of acquired tangible and intangible assets. For tax purposes, the goodwill is amortized over fifteen years under IRC Section 197.

In accordance with the purchase method of accounting, the operating results of Partsbin have been included in the Company’s consolidated operating results since the acquisition date, May 19, 2006. If the operating results of Partsbin had been included since the beginning of the period for years ended December 31, 2005 and 2006, the pro forma unaudited results of operations of the Company would be as follows:

	Year Ended December 31,
	2005	2006
	(unaudited)
	(in thousands, except share and per share data)
Net sales	$98,168	$143,912
Net income (loss)	(3,052)	1,448
Basic net income (loss) per share	$(0.20)	$0.10
Diluted net income (loss) per share	$(0.20)	$0.07
Weighted average shares used in computing basic net income (loss) per common share	15,183,315	15,192,945
Weighted average shares used in computing diluted net income (loss) per common share	15,183,315	20,745,720

13.	Stock Split

In January 2007, the Company completed a reverse stock split of the Company’s common stock pursuant to which each share of the Company’s outstanding common stock was converted into 0.6 shares of the Company’s common stock. All share and per share data included in these consolidated financial statements retroactively reflect the stock split. The allocation of the split to certain stockholder trusts resulted in the cancellation of 6 shares in order to prevent the existence of partial shares.

14.	Quarterly Information (Unaudited)

The following quarterly information includes all adjustments which management considers necessary for a fair presentation of such information. For interim quarterly financial statements, the provision for income taxes is estimated using the best available information for projected results for the entire year.

	Three Months Ended
	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
	(in thousands, except share and per share data)
Consolidated Statement of Income Data:
Net sales	$14,186	$15,238	$14,555	$15,719	$18,005	$26,966	$38,324	$36,765
Gross profit	6,326	5,828	5,949	6,766	7,746	9,349	12,421	11,971
Income from operations	1,949	1,114	1,399	2,109	2,455	1,397	993	559
Income before income taxes	2,012	1,139	1,407	2,098	2,564	1,083	398	1
Net income	$1,978	$1,395	$1,383	$2,063	$2,720	$611	$187	$(22)
Basic net income per share	$0.15	$0.11	$0.10	$0.16	$0.21	$0.04	$0.01	$(0.00)
Diluted net income per share	$0.15	$0.11	$0.10	$0.16	$0.18	$0.03	$0.01	$(0.00)
Shares used in computation of basic net income per share	13,200,000	13,200,000	13,200,000	13,200,000	13,200,000	14,120,952	15,199,681	15,199,672
Shares used in computation of diluted net income per share	13,200,000	13,200,000	13,200,000	13,200,000	15,382,341	20,772,428	21,876,868	21,976,510

Amounts previously reported for the quarter ended September 30, 2006 have been changed to reflect the correction of an immaterial difference in the sales returns accrual. See reconciliation of difference below.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Sept. 30, 2006 Previously Reported	Sept. 30, 2006 As Reported in 10-K	Difference
	(in thousands, except share and per share data)
Consolidated Statement of Income Data:
Net sales	$38,543	$38,324	$(219)
Gross profit	12,640	12,421	(219)
Income from operations	1,212	993	(219)
Income before income taxes	617	398	(219)
Net income	$318	$187	$(131)
Basic net income per share	$0.02	$0.01	$(0.01)
Diluted net income per share	$0.01	$0.01	$0.00

15.	Subsequent Events (Unaudited)

Initial Public Offering

On February 8, 2007, the SEC declared effective the Company’s Registration Statement on Form S-1 for its initial public offering. The Company’s common stock commenced trading on February 9, 2007. The Company and the selling stockholders sold a total of 11.5 million shares of the Company’s common stock at a price of $10.00 per share, of which 3.5 million of the shares were offered by selling stockholders (which included 1.5 million shares sold pursuant to the exercise of the underwriters’ over-allotment option). A total of $115 million was generated through the offering, which was distributed as follows: $8.1 million for underwriting discounts and commissions, $32.5 million to the selling stockholders and $74.4 million to the Company. The Company incurred additional related expenses of approximately $2.5 million. RBC Capital Markets Corporation, Thomas Weisel Partners LLC, Piper Jaffray & Co., and JMP Securities LLC acted as the underwriters for the offering. Upon the closing of the Company’s initial public offering, 11,055,425 shares of the Company’s Series A convertible preferred stock converted into an aggregate of 6,633,255 shares of common stock.

Approximately $28.0 million of the net proceeds from the offering was used to repay outstanding indebtedness under the two term loans for approximately $18.0 million and $10.0 million. In addition, $4.0 million of the net proceeds from the offering has been used to pay the notes payable to the former stockholders of Partsbin. The remaining net proceeds from the offering have been invested in short-term investment-grade securities and cash equivalents.

Securities Litigation

Although we have not yet been served with any class action lawsuits, several law firms have issued press releases indicating that they have commenced such actions against the Company and certain of its officers and directors. Based upon allegations made in the press releases that the Company has seen, the Company believes any such actions are without merit and will defend vigorously any such claims made against it.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Stockholders/Members

All OEM Parts, Inc. and Affiliates

We have audited the accompanying combined balance sheets of All OEM Parts, Inc. and Affiliates as of December 31, 2004 and 2005, and the related combined statements of operations, stockholders’/members’ equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2005. These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of All OEM Parts, Inc. and Affiliates as of December 31, 2004 and 2005 and their combined results of operations and cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. COHN LLP

Lawrenceville, New Jersey
March 10, 2006, except for Note 9 which is as of May 19, 2006

ALL OEM PARTS, INC. AND AFFILIATES

COMBINED BALANCE SHEETS

(in thousands, except share data)

	December 31,		March 31,
	2004	2005	2006
			(unaudited)
Assets
Current assets:
Cash and cash equivalents	$558	$328	$1,061
Inventory	134	264	383
Other current assets	131	212	204

Total current assets	823	804	1,648

Property and equipment, net	247	779	781
Intangible assets, net	40	125	125
Notes receivable from stockholders	340	631	639
Other noncurrent assets	119	27	27

Total assets	$1,569	$2,366	$3,220

Liabilities and Stockholders’/Members’ Equity (Deficiency)
Current liabilities:
Accounts payable and accrued expenses	$1,543	$1,953	$1,958
Line of credit	—	20	—
Notes payable	9	10	8
Other current liabilities	235	526	574

Total current liabilities	1,787	2,509	2,540

Notes payable less current portion	21	355	353

Total liabilities	1,808	2,864	2,893

Commitments and contingencies

Stockholders’/members’ equity (deficiency):
Common stock:
No par value, 12,500 shares authorized; 500 issued and outstanding	43	43	43
Retained earnings (accumulated deficit)	(281)	(473)	345
Members’ deficiency	(1)	(68)	(61)

Total stockholders’/members’ equity (deficiency)	(239)	(498)	327

Total liabilities and stockholders’/members’ equity	$1,569	$2,366	$3,220

See accompanying notes.

ALL OEM PARTS, INC. AND AFFILIATES

COMBINED STATEMENTS OF OPERATIONS

(in thousands)

	Years Ended December 31,			Three Months Ended March 31,
	2003	2004	2005	2005	2006
				(unaudited)
Net sales	$17,763	$23,679	$38,295	$7,470	$13,665
Cost of sales	13,596	18,148	29,398	5,746	10,255

Gross profit	4,167	5,531	8,897	1,724	3,410

Operating expenses:
General and administrative	1,189	1,480	3,111	665	998
Marketing	2,417	3,804	5,172	1,077	1,332
Fulfillment	31	36	50	13	11
Technology	318	319	563	113	238

Total operating expenses	3,955	5,639	8,896	1,868	2,579

Income (loss) from operations	212	(108)	1	(144)	831

Other income (expense):
Loss from disposition of assets	(9)	—	—	—	—
Interest income	2	2	2	—	—
Interest expense	(1)	(2)	(11)	(1)	(6)

Total other income (expense)	(8)	—	(9)	(1)	(6)

Income (loss) before income taxes	204	(108)	(8)	(145)	825
Income tax provision	—	—	—	—	—

Net income (loss)	$204	$(108)	$(8)	$(145)	$825

See accompanying notes.

ALL OEM PARTS, INC. AND AFFILIATES

COMBINED STATEMENTS OF STOCKHOLDERS’/MEMBERS’

EQUITY (DEFICIENCY)

(in thousands, except share data)

	Common Stock		Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficiency)	Total Members’ Equity (Deficiency)	Total
	Shares	Amount
Balance, December 31, 2002	500	$22	$(380)	$(358)	$—	$(358)
Net income (loss)	—	—	205	205	(1)	204
Members’ contributions	—	—	—	—	2	2

Balance, December 31, 2003	500	22	(175)	(153)	1	(152)
Net loss	—	—	(106)	(106)	(2)	(108)
Stockholders’ contributions	—	21	—	21	—	21

Balance, December 31, 2004	500	43	(281)	(238)	(1)	(239)
Net income (loss)	—	—	59	59	(67)	(8)
Distributions to stockholders	—	—	(251)	(251)	—	(251)
Members’ contribution	—	—	—	—	—	—

Balance, December 31, 2005	500	43	(473)	(430)	(68)	(498)
Net income (unaudited)	—	—	818	818	7	825

Balance, March 31, 2006 (unaudited)	500	$43	$345	$388	$(61)	$327

See accompanying notes.

ALL OEM PARTS, INC. AND AFFILIATES

COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,			Three Months Ended March 31,
	2003	2004	2005	2005	2006
				(unaudited)
Operating activities
Net income (loss)	$204	$(108)	$(8)	$(145)	$825
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35	66	122	24	34
Loss on sale of assets	9	—	—	—	—
Changes in operating assets and liabilities:
Inventory	(125)	58	(130)	(149)	(120)
Other current assets	(25)	(101)	(81)	(31)	8
Other noncurrent assets	(92)	(9)	—	—	—
Accounts payable and accrued expenses	165	643	430	302	6
Other current liabilities	107	23	291	132	48

Net cash provided by operating activities	278	572	624	133	801

Investing activities
Purchase of property, equipment and intangibles	(52)	(236)	(323)	(78)	(35)
Advances to stockholders	(98)	(224)	(290)	(42)	(9)

Net cash used in investing activities	(150)	(460)	(613)	(120)	(44)

Financing activities
Borrowings (payments) on line of credit	—	—	20	45	(20)
Payments on notes payable	(1)	(11)	(10)	(2)	(4)
Distribution to stockholders	—	—	(251)	—	—
Capital contributions	1	21	—	—	—

Net cash provided by (used in) financing activities	—	10	(241)	43	(24)

Net increase (decrease) in cash and cash equivalents	128	122	(230)	56	733
Cash and cash equivalents at beginning of period	308	436	558	558	328

Cash and cash equivalents at end of period	$436	$558	$328	$614	$1,061

Supplemental disclosure of noncash investing and financing activities:
Property and equipment acquired under note payable	$22	$21	$345	$—	$—
Purchase of intangible assets included in accounts payable	—	20	—	—	—
Cash paid during the period for:
Interest	$1	$2	$11	$1	$6
Income taxes	1	3	5	—	4

See accompanying notes.

ALL OEM PARTS, INC. AND AFFILIATES

NOTES TO COMBINED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies and Nature of Operations

Principles of Combination and Business

The combined financial statements include the accounts of All OEM Parts, Inc., The Parts Bin.Com, Inc., Everything Internet, LLC, Auto Parts Web Solutions, Inc., Auto Parts Online Canada, Inc., Web Chat Solutions and TPB Real Estate, LLC (collectively, the “Company”), which are combined on the basis of common ownership and control. All material intercompany accounts and transactions have been eliminated in combination. The Company is primarily engaged in the distribution of automobile parts, primarily to car enthusiasts and repair specialists, via the Internet.

Unaudited Interim Financial Statements

The combined financial statements pertaining to March 31, 2006 and for the three months ended March 31, 2005 and 2006 are unaudited. The unaudited combined financial statements have been prepared on the same basis as the audited combined financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein, in accordance with accounting principles generally accepted in the United States of America.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results which may be reported for any other interim period or for the year ending December 31, 2006.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Impairment of Long-Lived Assets

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company reviews its long-lived assets, including property and equipment and capitalized software development costs, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. If the estimated undiscounted cash flows are determined to be less than the carrying value of the long-lived asset, an impairment charge is recorded for the difference between the fair value as determined by discounting the anticipated future cash flows and the carrying value of the asset.

Cash Equivalents and Concentration of Credit Risk

The Company considers all highly liquid short-term investments with original maturities of 90 days or less to be cash equivalents. At times, the Company maintains cash and cash equivalent balances in excess of federally insured limits.

Inventory

Inventory is stated at the lower of cost (determined by the specific identification method) or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation is generally computed on a straight-line basis and over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

Intangible Assets

The Company has adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, intangible assets with indefinite useful lives are subject to reduction only when their carrying amounts exceed their estimated fair values based on impairment tests established by SFAS 142 that must be made at least annually. There was no impairment of intangible assets as a result of the annual impairment test completed during the fourth quarters of 2004 and 2005. Intangible assets are comprised of domain names which have indefinite lives and, as such, are not amortized.

Capitalized Software

The Company capitalizes payroll and payroll related costs for employees incurred in developing computer software for internal use, once certain criteria are met. In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), costs incurred prior to the establishment of a substantive plan are charged to general and administrative expenses. Such internal use software is included in property and equipment and is amortized over a five year period.

Website Development Costs

The Company accounts for website development costs in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-2, “Accounting for Website Development Costs,” and SOP 98-1. All costs incurred in the planning stage of developing a website are expensed as incurred as are internal and external training costs and maintenance costs.

External and internal costs, excluding general and administrative costs and overhead costs, incurred during the applicable development stage of internally-used website software are capitalized. Such costs include external direct costs of materials and services consumed in development or obtaining website software, payroll and payroll related costs for employees who are directly associated with and who devote time to developing website software, and interest costs incurred while developing website software. Upgrades and enhancements that result in additional functionality to the website software, which enable it to perform tasks that it was previously incapable of performing, are also capitalized.

Capitalized internally-used website development costs are amortized on a straight-line basis over their estimated useful life of five years. Amortization begins when all substantial testing of the website is completed and the website is ready for its intended use.

Revenue Recognition

The Company recognizes revenue, net of sales returns, in accordance with accounting principles generally accepted in the United States and with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” and in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent “ (“EITF 99-19”). Recognition occurs when there is persuasive evidence of an arrangement, the fees are fixed and determinable and collection is reasonably assured. Revenue is recognized when the product is received by the customer. Deferred revenue represents cash receipts on orders that are in transit to the customer.

Advertising

Advertising costs are expensed as the Internet advertising takes place and amounted to $713,000 and $1.0 million for the three months ended March 31, 2005 and 2006, respectively. Advertising costs were $1.1 million, $2.4 million and $4.8 million for the years ended December 31, 2003, 2004 and 2005, respectively. Included in prepaid expenses and other receivables at March 31, 2005 and 2006 is $100,000 and $148,000, respectively, of prepaid advertising costs, which are being expensed in the period in which the advertising is used. Amounts were $14,000, $90,000 and $142,000 for the years ended December 31, 2003, 2004 and 2005 respectively.

Income Taxes

All OEM Parts, Inc., The Parts Bin.Com, Inc., Auto Parts Web Solutions, Inc. and Auto Parts Online Canada, Inc., with the consent of their stockholders, have elected to be treated as S corporations under the applicable sections of the Internal Revenue Code and various state regulations. Under these sections, corporate income or loss, in general, is taxable to the stockholders in proportion to their respective interests. In those states where S corporation status is not recognized, the Company will continue to be liable for those taxes.

Everything Internet, LLC and TPB Real Estate, LLC have elected to be treated as partnerships under the applicable sections of the Internal Revenue Code and various state regulations. The accompanying consolidated financial statements do not contain a provision or credit for income taxes related to Everything Internet, LLC and TPB Real Estate, LLC since the proportionate share of the income or loss is included in the tax returns of the members.

Web Chat Solutions, Inc. accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. No deferred taxes resulting from these differences are provided as the amount is considered insignificant.

2.	Vendor Concentrations

As of December 31, 2003, the Company had purchases from two vendors, which represented approximately 82% of total purchases. At December 31, 2003, $537,000 of accounts payable was due to these vendors. As of December 31, 2004, the Company had purchases from two vendors, which represented approximately 81% of total purchases. At December 31, 2004, $585,000 of accounts payable was due to these vendors. As of December 31, 2005, the Company had purchases from three vendors, which represented approximately 79% of total purchases. At December 31, 2005, $1.1 million of accounts payable was due to these vendors. During the three months ended March 31, 2005 and 2006, the Company had purchases from three vendors which represented approximately 88% and 74%, respectively, of total purchases. At March 31, 2005 and 2006, $933,000 and $891,000, respectively, of accounts payable was due to these vendors.

3.	Notes Receivable — Stockholders

Notes receivable from stockholders are non-interest bearing with no specific repayment terms.

4.	Property and Equipment

Property and equipment consists of the following:

	Estimated Useful Lives	As of December 31,		As of March 31,
		2004	2005	2006
			(in thousands)
Condominium	30 years	$—	$460	$460
Leasehold improvements	life of lease	13	13	13
Furniture and fixtures	5-7 years	28	62	62
Equipment	3 years	46	92	95
Capitalized software	5 years	14	14	14
Website development	5 years	120	212	231
Computers and software	3-5 years	83	105	119
Automobiles	5 years	58	59	59

		362	1,017	1,053
Less accumulated depreciation and amortization		(115)	(238)	(272)

Property and equipment, net		$247	$779	$781

Depreciation and amortization expense was $35,000, $66,000 and $122,000 for the years ended December 31, 2003, 2004 and 2005, respectively. Amounts were $24,000 and $34,000 for the three months ended March 31, 2005 and 2006, respectively.

5.	Line of Credit

On May 30, 2003, the Company entered into a $100,000 line of credit agreement with PNC Bank (the “Bank”) which expired in May 2005, but was subsequently extended through May 31, 2006. Borrowings are secured by the Company’s cash deposits with the Bank. Borrowings under the line of credit bear interest at the prime rate plus 1.5% (6.75%, 8.75%, 7.25% and 9.25% at December 31, 2004 and 2005 and March 31, 2005 and 2006, respectively). As of December 31, 2004 and March 31, 2006, there were no borrowings under the line of credit.

6.	Notes Payable

Notes payable consists of the following:

	As of December 31,		As of March 31,
	2004	2005	2006
	(in thousands)
Mortgage(A)	$—	$345	$345
Other(B)	30	20	16

	30	365	361
Less current portion	9	10	8

Long-term portion	$21	$355	$353

(A)	The mortgage requires monthly interest-only (9%) payments of $2,587 until November 2010, at which time the payment increases to $2,894, including both interest and principal through October 2035. The mortgage is secured by the property with a net book value of approximately $455,000 and $451,000 at December 31, 2005 and March 31, 2006, respectively.
(B)	The notes are payable in monthly installments through January 2009 and are collateralized by automobiles.

Principal payment requirements on the above obligations in each of the years subsequent to December 31, 2005 and March 31, 2006, respectively, are as follows:

	As of December 31, 2005	As of March 31, 2006
	(in thousands)
2005	$—	$—
2006	10	—
2007	5	8
2008	5	5
2009	—	3
2010	1	—
2011	—	2

7.	Stockholders’/Members’ Equity (Deficiency)

Common stock at December 31, 2004 and 2005 and at March 31, 2006 consisted of the following:

	Number of Shares		Amount
	Authorized	Issued and Outstanding
			(in thousands)
All OEM Parts, Inc.	2,500	100	$7
The Parts Bin.Com, Inc.	2,500	100	15
Auto Parts Web Solutions, Inc.	2,500	100	10
Auto Parts Online Canada, Inc.	2,500	100	10
Web Chat Solutions, Inc.	2,500	100	1

Total			$43

Everything Internet, LLC was formed as a limited liability company, for which the members are not personally liable for any of its liabilities. The initial term of Everything Internet, LLC runs through 2032, but it may be dissolved upon a sale of assets, unanimous consent of the members or upon the bankruptcy of a member.

TPB Real Estate, LLC was formed as a limited liability company, for which the members are not personally liable for any of its liabilities. The initial term of TPB Real Estate, LLC runs through 2032, but it may be dissolved upon a sale of assets, unanimous consent of the members or upon the bankruptcy of a member.

8.	Lease Commitments

The Company leases facilities under operating leases which expire through October 2009. The Company also rents another facility on a month-to-month basis. The leases contain certain other conditions and requirements which include payment of additional rent for common area maintenance charges, real estate taxes, water, sewer and utilities. Related rent expense was $84,000, $89,000 and $122,000 for the years ended December 31, 2003, 2004 and 2005, respectively, and $29,000 and $31,000, respectively, for the three months ended March 31, 2005 and 2006. Minimum annual lease payments in each of the years subsequent to December 31, 2005 and March 31, 2006 are as follows:

	As of December 31, 2005	As of March 31, 2006
	(in thousands)
2005	$—	$—
2006	81	—
2007	81	81
2008	81	81
2009	68	81
2010	—	47

Total	$311	$290

9.	Subsequent Event

On May 19, 2006, an unrelated entity acquired 100% of the equity interests in All OEM Parts, Inc. and Affiliates, with the exception of one combined entity, TPB Real Estate, LLC.

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Acquisition Agreement dated May 19, 2006 by and among U.S. Auto Parts Network, Inc. and Partsbin, Inc., on the one hand, and The Partsbin.com, Inc., All OEM Parts, Inc., Power Host, Inc., Auto Parts Web Solutions, Inc., Web Chat Solutions, Inc., Everything Internet, LLC, Richard E. Pine, Lowell E. Mann, Brian Tinari and Todd Daugherty, on the other hand

3.1	Second Amended and Restated Certificate of Incorporation of U.S. Auto Parts Network, Inc. as filed with the Delaware Secretary of State on February 14, 2007

3.2	Amended and Restated Bylaws of U.S. Auto Parts Network, Inc.

4.1*	Specimen common stock certificate

10.1+*	U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan

10.2+*	Form of Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.3+*	Form of Notice of Grant of Stock Option under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.4+*	Form of Acceleration Addendum to Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.5+*	U.S. Auto Parts Network, Inc. 2007 Omnibus Plan and forms of agreements

10.6*	Investors’ Rights Agreement dated March 3, 2006 by and between U.S. Auto Parts Network, Inc. and Oak Investment Partners XI, L.P.

10.7*	Note and Security Agreement dated May 19, 2006 by and among U.S. Auto Parts Network, Inc., Richard Pine, Lowell Mann, Brian Tinari and Todd Daugherty

10.8+*	Offer Letter of Employment dated May 19, 2006 by and between U.S. Auto Parts Network, Inc. and Richard Pine

10.9+*	Non-Competition Agreement dated May 19, 2006 by and among U.S. Auto Parts Network, Inc. and Richard Pine, Lowell Mann, Brian Tinari and Todd Daugherty

10.10*	Shareholder’s Release dated May 19, 2006 by and between U.S. Auto Parts Network, Inc. and Richard Pine

10.11*	Business Loan Agreement dated February 24, 2006 by and between U.S. Auto Parts Network, Inc. and East West Bank

10.12*	Promissory Note dated February 24, 2006 by U.S. Auto Parts Network, Inc. in favor of East West Bank

10.13*	Teletransmission Agreement dated February 24, 2006 by and between U.S. Auto Parts Network, Inc. and East West Bank

10.14*	Business Loan Agreement dated February 24, 2006 by and between U.S. Auto Parts Network, Inc. and East West Bank

Exhibit No.	Description
10.15*	Changes in Terms Agreement dated February 24, 2006 by and between U.S. Auto Parts Network, Inc. and East West Bank

10.16*	Loan Agreement dated May 18, 2006 by and between U.S. Auto Parts Network, Inc. and East West Bank

10.17*	Secured Promissory Note dated May 18, 2006 by U.S. Auto Parts Network, Inc. in favor of East West Bank

10.18*	Collateral Assignment Agreement dated May 18, 2006 by and between U.S. Auto Parts Network, Inc. and East West Bank

10.19*	Collateral Assignment Agreement dated May 18, 2006 by and between PartsBin, Inc. and East West Bank

10.20*	Security Agreement dated May 18, 2006 by and between U.S. Auto Parts Network, Inc. and East West Bank

10.21*	Security Agreement dated May 18, 2006 by and between PartsBin, Inc. and East West Bank

10.22*	Amendment to Existing Agreements dated May 18, 2006 by and between U.S. Auto Parts Network, Inc. and East West Bank

10.23*	Commercial Lease Agreement dated January 1, 2004 by and between U.S. Auto Parts Network, Inc. and Nia Chloe Enterprises, LLC

10.24*	Standard Industrial/Commercial Multi-Tenant Lease — Gross dated October 1, 2006 by and between U.S. Auto Parts Network, Inc. and Margay 2003, LLC

10.25*	Standard Industrial/Commercial Multi-Tenant Lease — Gross dated July 12, 2004 by and between U.S. Auto Parts Network, Inc. and Isadore Socransky

10.26*	Lease dated November 30, 2004 by and between U.S. Auto Parts Network, Inc. and William Coats

10.27†*	Catalog License and Parts Purchase Agreement dated November 20, 2006 by and between U.S. Auto Parts Network, Inc. and WORLDPAC, Inc.

10.28+*	Employment Agreement dated January 2007 by and between U.S. Auto Parts Network, Inc. and Michael J. McClane

10.29†*	Services Agreement dated October 3, 2006 by and between U.S. Auto Parts Network, Inc. and Efficient Frontier, Inc.

10.30+*	Offer Letter of Employment dated November 2006 by and between U.S. Auto Parts Network, Inc. and Howard Tong

10.31†*	Master Services Agreement dated August 5, 2005 by and between PartsBin, Inc. (as successor in interest to All OEM Parts, Inc.) and Access Worldwide Communications, Inc.

10.32+*	Offer Letter of Employment dated January 1, 2006 by and between U.S. Auto Parts Network, Inc. and Houman Akhavan

10.33+*	Form of Indemnification Agreement for Officers and Directors

10.34+*	Indemnification Agreement dated March 3, 2006 by and between U.S. Auto Parts Network, Inc. and Frederic Harman

10.35*	Deeds of Assignment and Declarations of Trust executed September 2006 regarding MBS Tek Corporation stock transfer

Exhibit No.	Description
10.36	Form of lock-up agreement, dated March 16, 2007, by and between U.S. Auto Parts Network, Inc. and each of the selling stockholders and the officers and/or directors affiliated with such selling stockholders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2007)

10.37	Form of lock-up agreement, dated March 16, 2007, by and between U.S. Auto Parts Network, Inc. and each other executive officer and director (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2007)

10.38	Lock-up agreement, dated March 16, 2007, by and between U.S. Auto Parts Network, Inc. and Oak Investment Partners XI, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2007)

16.1*	Letter from Stonefield Josephson, Inc.

21.1*	Subsidiaries of U.S. Auto Parts Network, Inc.

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the exhibit of the same number from the registration statement on Form S-1 of U.S. Auto Parts Network, Inc. (File No. 333-138379) initially filed with the Securities and Exchange Commission on November 2, 2006, as amended.
+	Indicates a management contract or compensatory plan or arrangement
†	U.S. Auto Parts Network, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been separately filed with the Securities and Exchange Commission.