Form 10-Q
period 2007-03-31
U.S. Auto Parts Network, Inc.
filed 2007-05-15
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33264

U.S. AUTO PARTS NETWORK, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0623433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17150 South Margay Avenue

Carson, CA 90746

(Address of Principal Executive Office) (Zip Code)

(310) 735-0085

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2007, the registrant had 29,832,927 shares of common stock, $0.001 par value, outstanding.

U.S. AUTO PARTS NETWORK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2007

Unless the context requires otherwise, as used in this report, the terms “U.S. Auto Parts,” the “Company,” “we,” “us” and “our” refer to U.S. Auto Parts Network, Inc. and its subsidiaries, and the term “Partsbin” refers to All OEM Parts, Inc., ThePartsBin.com, Inc. and their affiliated companies, which we acquired in May 2006.

U.S. Auto Parts™, U.S. Auto Parts Network™, PartsTrain™, Partsbin™, Kool-Vue™ and Auto-Vend™ are our United States common law trademarks. All other trademarks and trade names appearing in this report are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding our anticipated sales, revenue, expenses, profits, capital needs, product offerings, competition and the status of our facilities. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Item 1A of this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. AUTO PARTS NETWORK, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,611	$2,381
Accounts receivable, net	3,024	2,789
Inventory, net	10,218	8,796
Deferred income taxes	934	934
Other current assets	1,691	1,149

Total current assets	61,478	16,049

Property and equipment, net	3,676	2,716
Intangible assets, net	31,308	33,362
Goodwill	14,201	14,179
Deferred income taxes	1,703	1,703
Other non-current assets	157	1,901

Total assets	$112,523	$69,910

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,153	$9,091
Accrued expenses	3,341	2,912
Line of credit	—	2,000
Notes payable	1,000	10,805
Capital leases payable, current portion	63	62
Other current liabilities	1,972	2,392

Total current liabilities	19,529	27,262
Notes payable less current portion, net	—	21,922
Capital leases payable, less current portion	92	114

Total liabilities	19,621	49,298

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 and 11,100,000 shares authorized at March 31, 2007 and December 31, 2006, respectively; none and 11,055,425 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	—	11
Common stock, $0.001 par value; 100,000,000 and 50,000,000 shares authorized at March 31, 2007 and December 31, 2006, respectively; 29,832,927 and 15,199,672 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	30	15
Additional paid-in capital	140,948	68,906
Accumulated other comprehensive income	14	5
Accumulated deficit	(48,090)	(48,325)

Total stockholders’ equity	92,902	20,612

Total liabilities and stockholders’ equity	$112,523	$69,910

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2007	2006
Net sales	$43,743	$18,005
Cost of sales	30,074	10,259

Gross profit	13,669	7,746
Operating expenses:
General and administrative	2,876	1,965
Marketing	5,900	1,976
Fulfillment	1,717	1,152
Technology	449	194
Amortization of intangibles	2,054	4

Total operating expenses	12,996	5,291
Income from operations	673	2,455
Other income (expense):
Loss from disposition of assets	—	(5)
Other income	2	154
Interest expense, net	(280)	(40)

Other income (expense), net	(278)	109
Income before income taxes	395	2,564
Income tax provision (benefit)	160	(156)

Net income	$235	$2,720

Basic net income per share	$0.01	$0.21
Diluted net income per share	$0.01	$0.18
Shares used in computation of basic net income per share	23,491,850	13,200,000
Shares used in computation of diluted net income per share	26,564,603	15,382,341

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net income	$235	$2,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	243	531
Amortization of intangibles	2,054	4
Non-cash interest expense	273	4
Loss from disposition of assets	—	5
Share-based compensation and other	406	104
Deferred income taxes	—	(574)
Changes in operating assets and liabilities:
Accounts receivable, net	(235)	343
Inventory, net	(1,422)	1,327
Prepaid expense and other current assets	(541)	(83)
Other non-current assets	1,744	(353)
Accounts payable and accrued expenses	4,463	(508)
Other current liabilities	(420)	7

Net cash provided by operating activities	6,800	3,527

Investing activities
Additions to property, equipment and intangibles	(1,073)	(193)
Adjustment in goodwill associated with business acquisition	(22)	—

Net cash used in investing activities	(1,095)	(193)

Financing activities
Payments of credit line	(2,000)	—
Proceeds received from notes payable, net of discount	—	9,800
Payments made on notes payable	(32,000)	(96)
Proceeds received on issuance of common stock in connection with initial public offering, net of offering costs	71,537	—
Proceeds received on issuance of Series A convertible preferred stock, net of offering costs	—	42,246
Payments of short-term financing	(21)	(73)
Stockholder distributions	—	(1,700)
Recapitalization distribution	—	(50,000)

Net cash provided by financing activities	37,516	177

Effect of changes in foreign currencies	9	(2)
Net increase in cash and cash equivalents	43,230	3,509
Cash and cash equivalents at beginning of period	2,381	1,353

Cash and cash equivalents at end of period	$45,611	$4,862

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of U.S. Auto Parts Network, Inc. (collectively with its subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of March 31, 2007 and December 31, 2006, and the consolidated results of operations for the three months ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2007 and 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of those to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the SEC on April 2, 2007.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, but are not limited to, the valuation of inventory, valuation of deferred tax assets and liabilities, estimated useful lives of property, equipment and software, valuation of intangible assets, including goodwill, recoverability of software development costs, estimation of sales returns and allowances, and the provision for doubtful accounts. Actual results could differ from these estimates.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157, “Fair Value Measurements.” The Company is currently evaluating whether the adoption of this statement will have a material effect on its financial condition, results of operations or liquidity.

Seasonality

Historically, the market for auto parts has been seasonal. Inclement weather conditions drive the demand for automobile body parts. During the winter months or wet season, there are more damages to automobile bodies. Consumers undertake these repairs as they occur, leading to increased demand for automobile body parts during the winter. During the summer months, consumers often undertake projects to maintain and enhance the performance of their automobiles. This factor increases the demand for the Company’s performance products. The Company believes seasonality will continue to have a material impact on the Company’s financial condition and results of operations in future years.

Note 2—Inventory

Inventories consist of finished goods available-for-sale and are stated at the lower of cost or market value, determined using the first in, first out (“FIFO”) method. The Company purchases inventory from suppliers both domestically and internationally. The Company believes that its inventoried products are generally available from more than one supplier and seeks to maintain multiple sources for its products, both internationally and domestically.

The Company primarily purchases products in bulk quantities to take advantage of quantity discounts and to improve inventory availability. Inventory is reported net of inventory reserves for excess or obsolete product, which are established based on specific identification of slow moving items and the evaluation of overstock considering anticipated sales levels. Gross inventory, inventory reserves and net inventory at March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006
	(unaudited)
	(in thousands)
Gross inventory	$10,757	$9,488
Inventory reserves	(539)	(692)

Total net inventory	$10,218	$8,796

Note 3—Acquisition

On May 19, 2006, the Company acquired all of the assets of Partsbin, an online retailer of auto parts primarily selling engine parts, performance parts and accessories to Do-It-Yourself consumers. The acquisition has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations” and, accordingly, the acquired assets and liabilities have been recorded at fair value.

The total purchase price for the acquisition was $50.0 million and consisted of $25.0 million in cash, $5.0 million in notes payable to the former stockholders of Partsbin and 1,983,315 fully vested shares of the Company’s common stock. In addition, the Company incurred $573,000 of direct transaction costs related to the acquisition. Immediately following the Company’s initial public offering, the Company repaid $4.0 million on the notes payable, resulting in $1.0 million outstanding as of March 31, 2007. Interest expense on the notes payable was accrued in the accompanying consolidated statement of income.

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

Note 4—Intangibles

In May 2006, in connection with the acquisition of Partsbin, the Company acquired intangible assets consisting of software assets, domain names, website assets, vendor agreements and goodwill in the amounts of $4.1 million, $2.3 million, $29.0 million, $3.0 million and $14.2 million, respectively. Capitalized amounts are amortized on a straight-line basis over a two to five year period for software assets, over five years for website assets, and over a three-year period for the vendor agreements, representing the estimated useful lives. Goodwill and generally domain names have indefinite lives and are not amortizable. Amortization expense relating to intangibles totaled $2.1 million and $4,000 for the three months ended March 31, 2007 and 2006, respectively.

Intangibles, excluding goodwill, consisted of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007			December 31, 2006
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
	(in thousands)
Intangible assets subject to amortization:
Websites	$28,988	$(5,018)	$23,970	$28,988	$(3,569)	$25,419
Software	4,089	(1,180)	2,909	4,089	(839)	3,250
Vendor agreements	2,996	(864)	2,132	2,996	(614)	2,382
Purchased domain names	165	(98)	67	165	(84)	81

	36,238	(7,160)	29,078	36,238	(5,106)	31,132

Intangible assets not subject to amortization:
Partsbin domain names	2,230	—	2,230	2,230	—	2,230

Total	$38,468	$(7,160)	$31,308	$38,468	$(5,106)	$33,362

Note 5—Initial Public Offering

On February 8, 2007, the SEC declared effective the Company’s Registration Statement on Form S-1 for its initial public offering. The Company’s common stock commenced trading on February 9, 2007. The Company and the selling stockholders sold a total of 11.5 million shares of the Company’s common stock at a price of $10.00 per share, of which 3.5 million of the shares were offered by selling stockholders (which included 1.5 million shares sold pursuant to the exercise of the underwriters’ over-allotment option). A total of $115 million was generated through the offering, which was distributed as follows: $8.1 million for underwriting discounts and commissions, $32.5 million to the selling stockholders and $74.4 million to the Company. The Company incurred additional offering costs of approximately $2.9 million. RBC Capital Markets Corporation, Thomas Weisel Partners LLC, Piper Jaffray & Co., and JMP Securities LLC acted as the underwriters for the offering. Upon the closing of the Company’s initial public offering, 11,055,425 shares of the Company’s Series A convertible preferred stock converted into an aggregate of 6,633,255 shares of common stock.

Approximately $28.0 million of the net proceeds from the offering was used to repay outstanding indebtedness of approximately $18.0 million and $10.0 million under two term loans. In addition, $4.0 million of the net proceeds from the offering was used to repay the notes payable to the former stockholders of Partsbin. The remaining net proceeds from the offering have been invested in money market funds.

Note 6—Contingencies

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

Ford Global Technologies, LLC

On December 2, 2005, Ford Global Technologies, LLC (“Ford”) filed a complaint with the United States International Trade Commission (“USITC”) against the Company and five other named respondents, including four Taiwan-based manufacturers. On December 12, 2005, Ford filed an amended complaint. Both the complaint and the amended complaint charged the Company and the other respondents with infringement of 14 design patents that Ford alleges cover eight parts on the 2004-2005 Ford F-150 truck (the “Ford Design Patents”). Ford has asked the USITC to issue a permanent general exclusion order excluding from entry into the United States all automotive parts that infringe the Ford Design Patents and that are imported into the United States, sold for importation in the United States, or sold within the United States after importation. Ford also seeks a permanent order directing the Company and the other respondents to cease and desist from, among other things, selling, marketing, advertising, distributing and offering for sale imported automotive parts that infringe the Ford Design Patents. The Company filed its response to the complaint with the USITC in January 2006 denying, among other things, that any of the Ford Design Patents is valid and/or enforceable and, accordingly, denying each and every allegation of infringement. The Company also asserted several affirmative defenses, any of which, if successful, would preclude the USITC from granting any of Ford’s requested relief. Some of these defenses were struck by the Administrative Law Judge (“ALJ”) in response to a motion by Ford. Additionally, four of the Ford Design Patents were dropped from the investigation at Ford’s request. A hearing before the ALJ occurred in August 2006, and the deadline for the ALJ’s ruling was set as December 4, 2006.

On December 4, 2006, the ALJ issued a preliminary ruling upholding the validity of seven of the ten Ford Design Patents and ruled that the importation of automotive parts allegedly covered by these seven patents violates Section 337 of the Tariff Act of 1930, as amended. This ruling was subject to review by the USITC Commissioners. The Company and the other respondents filed a petition urging the USITC Commissioners to review and reverse the portions of the initial determination invalidating three of the ten patents. This ruling was subject to review by the USITC but became the final determination of the USITC upon notice by the USITC in March 2007 of its decision not to review the determination made by the administrative law judge. Pursuant to such a final ruling, the USITC may issue an order prohibiting further importation of the covered parts into the United States. The USITC’s actions are subject to review by the President of the United States, who has the authority to approve or disapprove the USITC’s action. After the end of such review period, the USITC’s final decision can be appealed to the United States Court of Appeals for the Federal Circuit.

On May 1, 2007, the Company and other respondents petitioned the USITC to reconsider its March 2007 ruling not to review the determination made by the ALJ. The USITC issued a “Notice of Commission Determination To Waive Reconsideration Rule Deadline And To Extend Target Date” on May 4, 2007. In this Notice, the ITC indicated that it will consider the petition and has extended the target date for issuing a final order to June 6, 2007. Ford and the USITC’s Office of Unfair Import Investigations have opposed the Company’s petition for reconsideration.

Securities Litigation

The Company and certain of its officers and directors have been served with two complaints associated with class action lawsuits alleging violations of federal securities law in connection with the Company’s initial public offering. Based upon allegations made in the complaints that the Company has seen, the Company believes that such lawsuits are without merit and will defend vigorously any such claims made against it. As such, the Company believes that a potential liability is not probable or reasonably estimable and has recorded no amount related to this matter as of March 31, 2007.

Note 7—Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” which defines comprehensive income (loss) as non-stockholder changes in equity. Comprehensive income for each of the three-month periods March 31, 2007 and 2006, respectively, includes the following:

	March 31,
	2007	2006
	(in thousands)
Net income	$235	$2,720
Foreign currency translation adjustments	9	(2)

Comprehensive income	$244	$2,718

Note 8—Reserve For Sales Returns

Sales discounts are recorded in the period in which the related sale is recognized. Credits are issued to customers for returned products. Credits amounted to $4.0 million and $1.4 million for the three months ended March 31, 2007 and 2006, respectively. The Company’s sales returns and allowances reserve totaled $866,000 and $1.4 million at March 31, 2007 and December 31, 2006, respectively.

The following table provides an analysis of the reserve for sales returns:

	Balance at Beginning of Period	Charged to Revenue	Deductions	Balance at End of Period
	(in thousands)
Three Months Ended March 31, 2007
Reserve for sales returns	$1,408	$3,960	$(4,502)	$866

Note 9—Income Taxes

For the quarter ended March 31, 2007, the effective tax rate for the Company was 42.5%. This rate differed from the statutory rate due to various permanent non-deductible tax items, including share-based compensation and other permanent differences.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits and no corresponding interest or penalties. The tax years 2004-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 10—Net Income Per Share

Net income per share has been computed in accordance with FASB Statement No. 128, “Earnings Per Share.” The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2007	2006
	(in thousands, except share and per share data)
Net Income Per Share
Numerator:
Net income	$235	$2,720
Denominator:
Weighted-average common shares outstanding (basic)	23,491,850	13,200,000
Common equivalent shares from conversion of preferred stock	2,874,411	2,137,382
Common equivalent shares from common stock options and warrants	198,342	44,959

Weighted-average common shares outstanding (diluted)	26,564,603	15,382,341

Basic net income per share	$0.01	$0.21
Diluted net income per share	$0.01	$0.18

Note 11—Share-Based Compensation

The Company accounts for share-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which was adopted on January 1, 2006. No stock options were granted prior to January 1, 2006. All stock options issued to employees are recognized as share-based compensation expense in the financial statements based on their respective grant date fair values, and are recognized within the statement of income as general and administrative, marketing, fulfillment or technology, based on employee departmental classifications.

Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. As of March 31, 2007, the Company did not have an adequate history of market prices of its common stock as the Company only recently became a public company, and as such the Company estimates volatility in accordance with SAB No. 107 using historical volatilities of similar public entities. The expected life of an award is based on a simplified method which defines the life as the average of the contractual term of the option and the weighted average vesting period for all open tranches. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of awards. The dividend yield assumption is based on the Company’s expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For non-employees, the Company accounts for share-based compensation in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Equity instruments awarded to non-employees are periodically re-measured as the underlying awards vest unless the instruments are fully vested, immediately exercisable and non-forfeitable on the date of grant.

There was $6.5 million of unrecognized compensation expense related to stock options as of March 31, 2007, which expense is expected to be recognized over a weighted-average period of 3.3 years. The table below summarizes stock option activity during the three months ended March 31, 2007, which resulted in share-based compensation expense:

	Three Months Ended March 31, 2007
	Shares	Weighted Average Exercise Price
Options outstanding, December 31, 2006	2,786,532	$8.74
Granted	306,000	8.33
Exercised	—	—
Expired	—	—
Forfeited	(116,232)	9.12

Options outstanding, March 31, 2007	2,976,300	$8.69

Options exercisable, March 31, 2007	2,793,300	$8.86

Note 12—Subsequent Event

In March 2007, a dispute arose with the Company’s outsourced call center provider in the Philippines over historical invoicing and payments. In April 2007, the Company entered into a purchase agreement with this provider to bring in-house certain sales and customer service employees based in the Philippines who were providing support to the Company through this provider. The Company’s purchase price to acquire this assembled workforce was approximately $1.7 million. The Company is in the process of obtaining an independent third party valuation of the components of this contract in order to determine the accounting impact of this transaction. The Company expects to complete the valuation and accounting impact determination in the second quarter of 2007. The Company may incur a charge to its statement of income as a result of this analysis. The purchase agreement associated with the arrangement satisfies any past obligations owed to this provider.

Under the terms of the purchase agreement, approximately 182 of the provider’s employees were given the opportunity to become U.S. Auto Parts employees. As of the closing of this transaction, approximately 170 of these employees had agreed to transition over to direct employment by the Company’s Philippines subsidiary. The Company has also entered into an agreement to lease workstations in the provider’s facility in the Philippines for a period of six months. The Company is currently anticipating opening its own call center facility in the Philippines in the second half of 2007 to augment the facilities it already operates there.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2006 and subsequent reports on Forms 10-Q and 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth below, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

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

International Operations. We have entered into an agreement with the provider of our outsourced call center operations in the Philippines, whereby we have taken these operations in-house beginning in April 2007 by transitioning these outsourced personnel into our own operations. We paid this provider $1.7 million related to this transaction and we are currently evaluating the addition of a new call center in the Philippines and expect to spend up to $1.0 million on such facility in 2007. In addition to the call center operations in the Philippines and in India that we acquired in connection with the Partsbin acquisition, we own a Philippines subsidiary, which provides us with software development, Internet marketing, customer service and sales functions. We believe that the cost advantages of our offshore operations provide us with the ability to grow our business in a cost-effective manner, and we expect to continue to add headcount to our offshore operations. We also acquired a Canadian subsidiary in connection with our acquisition of Partsbin to facilitate sales of our products in Canada.

Partsbin Acquisition. In May 2006, we completed the acquisition of Partsbin. As a result of this acquisition, we expanded our product offering and product catalog to include performance parts and accessories and additional engine parts, enhanced our ability to reach more customers, significantly increased our net sales and added a complementary, drop-ship order fulfillment method. Partsbin also expanded our international operations by adding two outsourced call centers in the Philippines and in India, as well as a Canadian subsidiary to facilitate sales in Canada. We also augmented our technology platform and expanded our management team. The purchase price for Partsbin consisted of $25.0 million in cash, promissory notes in the aggregate principal amount of $5.0 million payable to the former stockholders of Partsbin and 1,983,315 shares of our common stock. Once we have completed the integration of Partsbin, we may pursue selective acquisition opportunities to increase our share of the aftermarket auto parts market and expand our product offerings

Call Center Expansion. In April 2007, we entered into a purchase agreement to bring in-house certain sales and customer service employees based in the Philippines who were providing support to us through our outsourced call center provider, Access Worldwide. Under the terms of this purchase agreement, approximately 182 employees of Access Worldwide were given the opportunity to become employees of our Philippines subsidiary and join our 244 existing direct employees in the Philippines. As of the closing of this transaction, approximately 170 of the Access employees had agreed to transition over to direct employment by our Philippines subsidiary. The purchase price for the right to acquire these employees and for certain related assets was approximately $1.7 million, but we anticipate that this transaction will be cost-neutral for the remainder of 2007 and then be accretive to earnings once our new facility is operational.

As part of this transaction, we also entered into an agreement to lease workstations in the current Access Worldwide facility in the Philippines for a period of six months. We are currently anticipating opening our own call center facility in the Philippines in the second half of 2007 to augment the facilities we already operate there. Our call center agents provide an integral part of our operations by supporting our network of e-commerce sites and online marketplaces and generating cross-sell and up-sell opportunities. We believe that taking direct control over the employees who work for us in our call centers will allow us to better serve our customers.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the three months ended March 31, 2007, as compared to those policies disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2006.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for us beginning January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The impact of our reassessment of our tax positions in accordance with FIN 48 did not have a material impact on our results of operations, financial condition or liquidity. For additional information regarding the adoption of FIN 48, see Note 9 of Notes to Unaudited Consolidated Condensed Financial Statements in Part I, Item 1 of this report.

Results of Operations

The following table sets forth certain statements of income data as a percentage of total net sales for the periods indicated:

	Three Months Ended March 31,
	2007	% of Net Sales	2006	% of Net Sales
	(in thousands)		(in thousands)
Net sales	$43,743	100.0%	$18,005	100.0%
Cost of sales	30,074	68.8	10,259	57.0

Gross profit	13,669	31.2	7,746	43.0
Operating expenses:
General and administrative	2,876	6.6	1,965	10.9
Marketing	5,900	13.5	1,976	11.0
Fulfillment	1,717	3.9	1,152	6.4
Technology	449	1.0	194	1.1
Amortization of intangibles	2,054	4.7	4	0.0

Total operating expenses	12,996	29.7	5,291	29.4

Income from operations	673	1.5	2,455	13.6
Other income (expense):
Loss from disposition of assets	—	—	(5)	0.0
Other income	2	0.0	154	0.8
Interest expense, net	(280)	(0.6)	(40)	(0.2)

Other income (expense), net	(278)	(0.6)	109	0.6
Income before income taxes	395	0.9	2,564	14.2
Income tax provision (benefit)	160	0.4	(156)	(0.9)

Net income	$235	0.5%	$2,720	15.1%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net Sales and Gross Margin

	Three Months Ended March 31,		$ Change	% Change
	2007	2006
	(in thousands)
Net sales	$43,743	$18,005	$25,738	142.9%
Cost of sales	30,074	10,259	19,815	193.1%

Gross profit	$13,669	$7,746	$5,923	76.5%
Gross margin	31.2%	43.0%		(11.8)%

Net sales increased due to a 175.7% increase in our online business, which consists of our e-commerce and online marketplace channels. The increase in net sales in the current period was principally driven by (i) the acquisition of Partsbin in May 2006, which added a significant number of SKUs for performance parts, accessories and engine parts, as well as (ii) from an increase in our organic net sales, which we believe benefited from our investments in paid search in the current period, as well as seasonally strong demand in our body parts category. This increase in net sales was partially offset by lower prices in our performance parts and accessories category during the first quarter of 2007.

Our e-commerce channel includes a network of e-commerce websites, supported by our call-center sales agents who generate cross-sell and up-sell opportunities. We also sell our products through our online marketplaces, which primarily consist of auction and other third party websites. E-commerce sales increased $22.2 million, or 201.8%, from $11.0 million for the three months ended March 31, 2006 to $33.2 million for the three months ended March 31, 2007. The total number of our e-commerce orders increased from 88,000 orders in the first quarter of 2006 to 268,000 orders in the first quarter of 2007, and our average order value remained relatively constant for the first quarter of 2007 as compared to the corresponding period of the prior year. The increase in net sales also reflected a $3.1 million, or 91.2%, increase in our online marketplace sales, which included the contribution of Partsbin sales through this channel. Online marketplace sales were $3.4 million in the first quarter of 2006 compared to $6.5 million in the first quarter of 2007. Net sales of our Kool-Vue product line and sales of other products through our wholesale channel remained relatively constant in absolute dollars for the first quarter of 2007 compared to the first quarter of 2006, but declined as a percentage of net sales. We anticipate that sales through our wholesale channel and Kool-Vue product line will continue to decline as a percentage of net sales in the future due to our primary focus on our online business.

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

While gross profit increased largely as a function of the increase in net sales, gross margin declined during the first quarter of 2007 compared to the same quarter in 2006 primarily due to the inclusion of certain products sold in our e-commerce channel through our drop-ship fulfillment method that generally carry lower gross margins than the products we stock in our warehouse. Our first quarter gross margin was also negatively impacted by lower pricing, primarily within our performance parts and accessories, as well as some engine parts categories. The decline in gross margin in the current quarter was partially offset by a favorable shipping margin increase compared to the first quarter of 2006, as products filled through our drop-ship fulfillment method have a lower cost of shipping than orders filled from our warehouse. Cost of freight increased in absolute dollars as a result of the increase in net sales, yet favorable shipping terms with our drop-ship suppliers caused freight expense as a percentage of net sales to drop from 15.8% to 13.1%. Although we are able to determine gross profit at the SKU level within our sales channels, we do not currently track gross profit separately for each sales channel. The drop-ship fulfillment method commenced largely in connection with the Partsbin acquisition and has generated lower product margins than our stock-and-ship distribution method. We expect, however, that this new distribution method will allow us to offer a broader product selection and facilitate a more scalable business.

The decline in gross margin was also due in part to the expansion of sales in our online marketplaces to include additional lower gross margin products sourced from our drop-ship suppliers. We expect our gross margins on our stock-and-ship products to be negatively impacted in the near term due to higher average freight costs with our primary carrier, which increase became effective in January 2007 and uses a new dimensional weight calculation to determine shipping charges, and also due to lower pricing on Partsbin performance and accessory products in general. We expect margins to stabilize in the second half of 2007, however, as we continue to focus on various initiatives designed to improve gross margins and overall profitability. In March 2007, we began to increase prices for some of our performance parts and accessories in order to increase our gross margins and consolidated our pricing function to our headquarters in Carson, California. We also recently implemented a base line pricing model that requires a minimum gross margin on products sold that we believe will provide us with better control over the pricing function. We plan to continue to improve our pricing strategy on many of our SKUs during the remainder of 2007.

General and Administrative Expense

	Three Months Ended March 31,		$ Change	% Change
	2007	2006
	(in thousands)
General and administrative expense	$2,876	$1,965	$911	46.4%
Percent of net sales	6.6%	10.9%		(4.3)%

The increase in general and administrative expense in 2007 was primarily due to an increase of $571,000 in merchant fees related to higher online sales; however, merchant fees remained relatively constant as a percentage of net sales for the quarter. In addition, this increase reflects higher payroll and related expenses in the amount of $251,000, which was largely due to the net addition of 17 additional administrative personnel since the first quarter of 2006. The increase also includes $313,000 of share-based compensation related to stock options, which represented an increase of $311,000 compared to the first quarter of 2006. Public company operating expenses, including higher legal and professional fees of $85,000, non-employee director costs of $60,000 and additional insurance of $71,000, contributed to the increase as well. The increase in general and administrative expense was partially offset by a $360,000 reduction in software amortization.

During the first quarter of 2007, we recognized share-based compensation of $406,000 determined in accordance with SFAS 123(R). Based on options outstanding as of March 31, 2007, we expect to recognize an additional $1.5 million, $2.0 million, $2.0 million, $921,000 and $20,000 of share-based compensation expense for the remaining nine months ending December 31, 2007 and the years ending December 31, 2008, 2009, 2010 and 2011, respectively. The total unrecognized compensation cost related to unvested stock options as of March 31, 2007 was $6.5 million.

We anticipate that we will incur increased general and administrative expenses throughout 2007 and future periods related to operating as a public company due to increased legal and accounting fees, higher insurance premiums, higher personnel and employee benefit costs and increased non-employee director costs. We expect that the costs of compliance associated with the transition to and operation as a public company, including the requirements relating to improving and documenting our internal controls and procedures, as well as changes in corporate governance practices, will be significant. In addition, we and certain of our officers and directors have recently been served with two complaints associated with class action lawsuits alleging violations of federal securities law in connection with our initial public offering. Based upon allegations made in the complaints that we have seen, we believe such actions are without merit and will defend any such claims vigorously. However, defending securities litigation against us could result in substantial costs, which could cause our general and administrative expense to increase in the future.

Marketing Expense

	Three Months Ended March 31,		$ Change	% Change
	2007	2006
	(in thousands)
Marketing expense	$5,900	$1,976	$3,924	198.6%
Percent of net sales	13.5%	11.0%		2.5%

The increase in marketing expense for the first quarter of 2007 was primarily due to a $2.2 million increase in advertising costs related to the expansion of our online marketing efforts, primarily in the area of paid search. In addition, marketing expense increased $1.4 million primarily due to the addition of 126 sales and marketing employees since the first quarter of 2006, higher share-based compensation of $72,000, as well as increased marketing services of $193,000. We anticipate our search engine marketing costs to decrease as a percentage of net sales in the second half of 2007 if we are able to increase the effectiveness of our paid search strategy and continue to balance our paid and organic traffic through the implementation of web analytics and our email initiative, as well as other marketing initiatives.

In addition, in April 2007, we completed the acquisition of our Philippines sales force from our outsourced call center provider. As of April 1, 2007, approximately 170 employees had agreed to transition to direct employment with our Philippines subsidiary. For the second quarter of 2007 and beyond, we expect our compensation costs included in marketing expense to increase as a result of this additional headcount. We anticipate this increase to be fully offset by a reduction in our outsourced services expense due to the assembled workforce purchase. These amounts are expected to be cost neutral for the remainder of 2007 and then be accretive to earnings once our new facility is operational. We anticipate opening our own call center facility in the Philippines during the second half of 2007. The purchase price for the transaction with Access Worldwide was approximately $1.7 million. Of this amount, approximately $420,000 was included as expense in the first quarter of 2007. We are in the process of obtaining a third party valuation to value the components of this contract. Should the valuation determine a value lower than the total purchase price less the amount already expensed in the first quarter, than additional expense may be recorded related to this transaction. We anticipate this final determination in the second quarter of 2007.

Fulfillment Expense

	Three Months Ended March 31,		$ Change	% Change
	2007	2006
	(in thousands)
Fulfillment expense	$1,717	$1,152	$565	49.0%
Percent of net sales	3.9%	6.4%		(2.5)%

The increase in fulfillment expense in the current period was primarily due to a $431,000 increase in personnel costs that was largely related to the addition of warehouse personnel. We expect our fulfillment costs to increase as a percentage of net sales in 2007 as we open our new distribution center in Tennessee.

Technology Expense

	Three Months Ended March 31,		$ Change	% Change
	2007	2006
	(in thousands)
Technology expense	$449	$194	$255	131.4%
Percent of net sales	1.0%	1.1%		(0.1)%

The increase in technology expense was primarily due to higher communication fees of $180,000 to support the expanded communications infrastructure and the addition of technology employees since the first quarter of 2006. During 2007, we expect technology expense as a percent of net sales to continue to increase in absolute dollars due to the hiring of additional programmers and increased investment in our overall technology platform.

Amortization of Intangibles

	Three Months Ended March 31,		$ Change	% Change
	2007	2006
	(in thousands)
Amortization of intangibles	$2,054	$4	$2,050	Not meaningful
Percent of net sales	4.7%	0.0%		4.7%

The increase in amortization of intangibles in the current period was primarily due to the intangible assets acquired pursuant to the acquisition of Partsbin completed in May 2006. We preliminarily estimate aggregate amortization expense related to this acquisition for the remaining nine months ending December 31, 2007, and the years ending December 31, 2008, 2009, 2010 and 2011 will be approximately $6.2 million, $8.2 million, $6.7 million, $5.8 million and $2.2 million, respectively.

Other Income (Expense), Net

	Three Months Ended March 31,		$ Change	% Change
	2007	2006
	(in thousands)
Other income (expense), net	$(278)	$109	$(387)	(355)%
Percent of net sales	(0.6)%	0.6%		(1.2)%

The decrease in other income (expense), net in the current period was primarily due to a $524,000 increase in interest expense from notes payable. Included in interest expense during the first quarter of 2007 was $273,000 of accelerated interest expense from the write-off of the remaining debt discount. In addition, we no longer receive commission income from website licensing fees. Upon completion of our initial public offering, we reduced our long-term indebtedness by approximately $28.0 million, which will significantly decrease our interest expense incurred for the balance of 2007.

Liquidity and Capital Resources

We have historically funded our operations from cash generated from operations, credit facilities, bank and stockholder loans, an equity financing and capital lease financings. At March 31, 2007, the only long-term debt outstanding related to $1.0 million of notes payable to the former stockholders of Partsbin. We had no balance outstanding under term loans or our bank line of credit, which expires on May 19, 2007 and bears interest at prime minus 0.5%.

We had cash and cash equivalents of $45.6 million as of March 31, 2007, representing a $43.2 million increase from $2.4 million as of December 31, 2006. The increase in our cash and cash equivalents as of March 31, 2007 was primarily due to the net proceeds from our initial public offering that was completed in February 2007. We received net cash proceeds from our initial public offering of approximately $71.5 million (after deducting the underwriting discounts and commissions and offering expenses). The aggregate purchase price of the shares sold by us in the offering was $80.0 million. The aggregate purchase price of the shares sold by the selling stockholders in the offering was $35.0 million. We and the selling stockholders paid to the underwriters underwriting discounts and commissions totaling $5.6 million and $2.5 million, respectively, in connection with the offering. In addition, we incurred approximately $2.9 million of offering costs. We did not receive any proceeds from the sale of shares by the selling stockholders. Approximately $28.0 million of the net proceeds from the offering was used to repay our outstanding indebtedness of approximately $18.0 million and $10.0 million under two term loans to our commercial lender. In addition, we paid $4.0 million on the notes payable to the former stockholders of Partsbin.

We had working capital of $41.9 million as of March 31, 2007, which was primarily due to the cash generated from our initial public offering. Due to the historical seasonality in our business during the first calendar quarter of each year, cash and cash equivalents, inventory and accounts payable are generally higher in this quarter, resulting in fluctuations in our working capital. We anticipate that our existing cash balances, cash generated from operations and funds available under our line of credit will be sufficient to meet our working capital needs and expected capital expenditures for at least the next twelve months. Our future capital requirements may, however, vary materially from those now planned or anticipated. Changes in our operating plans, lower than anticipated net sales, increased expenses or other events, including those described in “Risk Factors,” may cause us to seek additional debt or equity financings in the future. Financings may not be available on acceptable terms, on a timely basis, or at all, and our failure to raise adequate capital when needed could negatively impact our growth plans and our financial condition and results of operations.

We are in the process of adding a new distribution center in Tennessee that is expected to become operational during the second quarter of 2007. Once our new distribution center is fully operational, we plan to consolidate our current Nashville distribution center into our new facility. The capital outlay for this distribution center is expected to be between $3.0 million and $5.0 million.

We are also planning to add a new call center facility in the Philippines. We expect to spend up to $1.0 million on this facility in the second half of 2007. In April 2007, we entered into a contract with our outsourced call center provider in the Philippines to transition many of the provider’s employees to us. Our purchase price for this assembled workforce was approximately $1.7 million.

Seasonality

We believe our business is subject to seasonal fluctuations. We have historically experienced higher sales of body parts in winter months when inclement weather and hazardous road conditions typically result in more automobile collisions. Engine parts and performance parts and accessories have historically experienced higher sales in the summer months when consumers have more time to undertake elective projects to maintain and enhance the performance of their automobiles and the warmer weather during that time is conducive for such projects. We expect the historical seasonality trends to continue to have a material impact on our financial condition and results of operations.

Inflation

Inflation has not had a material impact upon our operating results, and we do not expect it to have such an impact in the near future. We cannot assure you that our business will not be affected by inflation in the future.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We do not use financial instruments for trading purposes, and do not hold any derivative financial instruments that could expose us to significant market risk. Our primary market risk exposure with regard to financial instruments is changes in interest rates. We also have some exposure related to foreign currency fluctuations.

Interest Rate Risk. Pursuant to the terms of our stockholder loans and our line of credit with our principal lender, changes in the monthly LIBOR rate could affect the existing rate of our outstanding loans and the rates at which we could borrow funds under our line of credit. At March 31, 2007, we had outstanding borrowings in the aggregate amount of $1.0 million under the notes to the former Partsbin stockholders. A 1% increase or decrease in LIBOR would result in an immaterial change in interest expense related to these outstanding borrowings.

Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. dollars, however a change in the foreign currency exchange rates could impact our product costs over time. While our operating expenses in the Philippines are generally paid in Philippine pesos, and Canadian website sales are denominated in Canadian dollars, fluctuations in currency rates have only had a nominal impact on our operations historically.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, the end of the period covered by this periodic report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Our Chief Executive Officer and Chief Financial Officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures under Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act are ineffective. A material weakness, as defined in standards established by the Public Company Accounting Oversight Board (United States), has been identified. A material weakness is a deficiency in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The identified material weakness consists of inadequate financial and accounting resources, our need to upgrade our accounting systems and improve our documentation of our key assumptions, estimates, accounting policies and procedures. We have also experienced certain deficiencies that we believe are related to our integration of Partsbin.

To address the identified material weakness, we are in the process of implementing remediation plans, including the following:

•

We hired a Vice President of Finance, a Manager of Finance and two Senior Accountants in the first four months of 2007, and plan to hire additional accounting resources, which are expected to be in place in the second quarter of 2007.

•	Additional information systems personnel are being recruited and system issues, including necessary alternatives, are being evaluated.

•	We are preparing process documentation related to our key assumptions, estimates and accounting policies and procedures.

Changes in Internal Control Over Financial Reporting

Except as set forth above, we did not make any changes in our internal control over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. Other Information

ITEM 1.	Legal Proceedings

The information set forth under Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item I of this Report, is incorporated herein by reference.

ITEM 1A.	Risk Factors

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC, including our subsequent reports on Forms 10-K, 10-Q and 8-K, and any amendments thereto. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

Purchasers of aftermarket auto parts may not choose to shop online, which would prevent us from acquiring new customers who are necessary to the growth of our business.

The online market for aftermarket auto parts is less developed than the online market for many other business and consumer products. Our success will depend in part on our ability to attract new customers and customers who have historically purchased auto parts through traditional retail and wholesale operations. Furthermore, we may have to incur significantly higher and more sustained advertising and marketing expenditures or price our products more competitively than we currently anticipate in order to attract additional online consumers and convert them into purchasing customers. Specific factors that could prevent prospective customers from purchasing from us include:

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

We depend on search engines and other online sources to attract visitors to our websites, and if we are unable to attract these visitors and convert them into customers in a cost-effective manner, our business and results of operations will be harmed.

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

We are dependent upon relationships with suppliers in Taiwan, China and the United States for the vast majority of our products.

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

At least two class action lawsuits have been filed against us and certain of our officers and directors, which could result in significant costs and a diversion of our management’s efforts.

We and certain of our officers and directors have been served with two complaints associated with class action lawsuits alleging violations of federal securities law in connection with our initial public offering. While we believe that such lawsuits are without merit and plan to defend vigorously any such claims made against us, we cannot assure you that these actions will be resolved without incurring significant costs and/or resulting in the diversion of the attention of management and other key employees. The resolution of this pending securities litigation and the defense of any additional litigation that may arise relating to our financial results of operations could result in significant costs and our business may be harmed.

Challenges by OEMs to the validity of aftermarket auto parts and claims of infringement could adversely affect our business and the viability of the aftermarket auto parts industry.

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

On May 1, 2007, we and other respondents petitioned the USITC to reconsider its March 2007 ruling not to review the determination made by the ALJ. The USITC issued a “Notice of Commission Determination To Waive Reconsideration Rule Deadline And To Extend Target Date” on May 4, 2007. In this Notice, the ITC indicated that it will consider the petition and has extended the target date for issuing a final order to June 6, 2007. Ford and the USITC’s Office of Unfair Import Investigations have opposed the Company’s petition for reconsideration. To date, our sales of these parts have been minimal, but as the design for the 2004 model is incorporated into later year models of the F-150 and these trucks have been on the road longer, sales of aftermarket replacement parts for these trucks may increase substantially. Furthermore, if Ford continues to pursue, expands or escalates its claims against us, or if other OEMs commence similar actions, and any of them are successful in these actions, we could be restricted or prohibited from selling certain aftermarket products and the aftermarket auto parts industry could decline significantly, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our integration of Partsbin has been time consuming and expensive and may not be successful in the long run, if at all.

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

The integration of Partsbin has, and may continue to, involve the consolidation of diverse business cultures, require substantial time and expenses, and distract management from other business matters. In addition, this acquisition includes significant intangible assets that are subject to periodic impairment testing which could result in substantial accounting charges. We have recently discovered some integration issues related to the Partsbin acquisition that were largely related to lower than expected order fill rates from drop-ship vendors in the fourth quarter of 2006 and lower pricing levels on our performance parts and accessories product category in the first quarter of 2007, which are expected to negatively impact our gross margins during the first half of 2007. We cannot assure you that we will be able to adequately address these or other integration issues related to this acquisition. If we are unable to complete the integration of Partsbin in an efficient and timely manner, our business and operating results will be harmed.

We rely on a single provider for the majority of our outsourced call center operations in the Philippines, and our net sales, profit margins and customer satisfaction may decline if this relationship is terminated.

In connection with our acquisition of Partsbin, we expanded our outsourced call center operations in the Philippines and rely on a single provider for substantially all of such operations. In April 2007, we entered into a contract with such outsourced provider to transition many of their employees to us. This resulted in a payment by the Company to acquire this assembled workforce of approximately $1.7 million. Under the terms of the agreement, approximately 182 of the provider’s employees were given the opportunity to become U.S. Auto Parts employees. Approximately 170 of these employees have already agreed to transition over to direct employment by U.S. Auto Parts’ Philippines subsidiary. In addition, we have entered into an agreement to lease workstations in the provider’s facility in the Philippines for a period of six months. We expect this transition will ultimately result in lower operating costs to us once complete, but we cannot assure you that we will be able to transition the employees on a timely basis, or at a reasonable cost. Any delay or decline in service by this provider or the termination of this relationship could harm our reputation, result in a significant decline in our net sales and increase our operating expenses.

We face intense competition and operate in an industry with limited barriers to entry, and some of our competitors may have greater resources than us and may be better positioned to capitalize on the growing e-commerce auto parts market.

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

We rely on key personnel and may need additional personnel for the success and growth of our business.

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

If our product catalog database is stolen or misappropriated or if a competitor is able to create a substantially similar catalog without infringing our rights, then we may lose an important competitive advantage.

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

Our future operating results may fluctuate and may fail to meet market expectations, which could adversely affect the market price of our common stock.

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

Economic conditions may have an adverse effect on the demand for aftermarket auto parts and could adversely affect our sales and operating results.

We sell aftermarket auto parts consisting of body and engine parts used for repair and maintenance, performance parts used to enhance performance or improve aesthetics and accessories that increase functionality or enhance a vehicle’s features. Demand for our products may be adversely affected by general economic conditions. In declining economies, consumers often defer regular vehicle maintenance and may forego purchases of nonessential performance products, which can result in a decrease in demand for auto parts in general. In expanding economies, consumers may be more likely to purchase new vehicles instead of repairing existing vehicles or they may be less price sensitive, leading to an increase in OEM parts sales at dealerships, either of which could also result in a decline in our sales. If such decreases in demand for our products are not offset by other factors, such as the deferral of new car purchases in declining economies, which may result in more required repairs for older vehicles, or the purchase of performance parts and accessories in expanding economies, our financial condition and results of operations would suffer.

If we are unable to manage the challenges associated with our international operations, the growth of our business could be limited and our business could suffer.

We maintain business operations in the United States and the Philippines and an outsourced call center in India. These international operations include development and maintenance of our websites, software development, enhancements of our online marketing technologies, and sales and customer support services. We also operate a Canadian subsidiary to facilitate sales in Canada. We are subject to a number of risks and challenges that specifically relate to our international operations. Our international operations may not be successful if we are unable to meet and overcome these challenges, which could limit the growth of our business and may have an adverse effect on our business and operating results. These risks and challenges include:

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

If our fulfillment operations are interrupted for any significant period of time or are not sufficient to accommodate increased demand, our sales would decline and our reputation could be harmed.

Our success depends on our ability to successfully receive and fulfill orders and to promptly deliver our products to our customers. The majority of orders for our body parts products are filled from our inventory in our distribution centers, where all our inventory management, packaging, labeling and product return processes are performed. Increased demand and other considerations may require us to expand our distribution centers or transfer our fulfillment operations to larger facilities in the future.

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

We are dependent upon third parties for distribution and fulfillment operations with respect to many of our products.

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on our distributors to manage inventory, process orders and distribute those products to our customers in a timely manner. For 2006, 12.3% of purchases were through a single supplier. Our agreements with this supplier may be terminated at any time by either party, with written notice and the appropriate notice period. In addition, we do not have definitive agreements with many of our primary domestic and international suppliers. If we do not maintain our existing relationships with our distributors on acceptable commercial terms, we will need to obtain other suppliers and may not be able to continue to offer a broad selection of merchandise at competitive prices, and our sales may decrease.

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

Our ability to sustain or increase our profitability will suffer if we fail to manage our growth effectively.

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

If we fail to offer a broad selection of products and brands at competitive prices to meet our customers’ demands, our revenue could decline.

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

Future acquisitions could disrupt our business and harm our financial condition.

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

We may be subject to liability for sales and other taxes and penalties, which could have an adverse effect on our business.

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

We could be liable for breaches of security on our websites.

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

The success of our business depends on the continued growth of the Internet as a retail marketplace and the related expansion of the Internet infrastructure.

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

If we do not respond to technological change, our websites could become obsolete and our financial results and conditions could be adversely affected.

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

System failures, including failures due to natural disasters or other catastrophic events, could prevent access to our websites, which could reduce our net sales and harm our reputation.

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

Capacity constraints on our technology infrastructure would harm our business, prospects, results of operations and financial condition.

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

We depend on third-party delivery services to deliver our products to our customers on a timely and consistent basis, and any deterioration in our relationship with any one of these third parties or increases in the fees that they charge could adversely affect our business and financial condition.

We rely on third parties for the shipment of our products and we cannot be sure that these relationships will continue on terms favorable to us, or at all. Increases in shipping costs could harm our business, prospects, financial condition and results of operations by increasing our costs of doing business and resulting in reduced gross margins. Our average cost per shipment with our primary carrier increased in January 2007. In addition, if our relationships with these third parties are terminated or impaired, or if these third parties are unable to deliver products for us, whether through labor shortage, slow down or stoppage, deteriorating financial or business condition, responses to terrorist attacks or for any other reason, we would be required to use alternative carriers for the shipment of products to our customers. Changing carriers could have a negative effect on our business and operating results due to reduced visibility of order status and package tracking and delays in order processing and product delivery, and we may be unable to engage alternative carriers on a timely basis, upon terms favorable to us, or at all.

We face exposure to product liability lawsuits.

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

If we fail to maintain an effective system of internal control over financial reporting or are not able to adequately address certain identified material weaknesses in our system of internal controls or comply with Section 404 of the Sarbanes-Oxley Act of 2002, we may not be able to accurately report our financial results or prevent fraud, and our stock price could decline.

Our auditors have identified certain material weaknesses in our system of internal control over financial reporting that are primarily related to our need to hire additional financial and accounting employees, as well as our need to upgrade our accounting systems and improve our documentation of our key assumptions, estimates, accounting policies and procedures. We have also experienced certain deficiencies that we believe are related to our integration of Partsbin, including the credit processing and pricing functions. If we fail to adequately address these material weaknesses and are not able to staff our accounting and finance department with the appropriate complement of experienced employees, we may not be able to improve our system of internal control over financial reporting to comply with the reporting requirements applicable to public companies in the United States. Furthermore, it is possible that we or our auditors will identify additional material weaknesses or significant deficiencies in the future in our system of internal control over financial reporting. Our failure to address any deficiencies or weaknesses in our internal control over financial reporting or to properly maintain an effective system of internal control over financial reporting could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

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

If we are unable to protect our intellectual property rights, our reputation and brand could be impaired and we could lose customers.

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

Our e-commerce system is dependent on open-source software, which exposes us to uncertainty and potential liability.

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

We rely on bandwidth and data center providers and other third parties to provide products to our customers, and any failure or interruption in the services provided by these third parties could disrupt our business and cause us to lose customers.

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

The United States government may substantially increase border controls and impose restrictions on cross-border commerce that may substantially harm our business.

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

Our stock price has been and may continue to be volatile, which may result in losses to our stockholders.

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

Since the completion of our initial public offering in February 2007, the trading price of our common stock has been volatile, declining from a high closing sales price of $12.49 per share to a low closing sales price per share of $5.12. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance, may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Recently, we and certain of our officers and directors have been served with two complaints associated with a class action lawsuit alleging violations of federal securities law in connection with our initial public offering, which could subject us to significant costs and liability.

Our executive officers and directors own a significant percentage of our stock.

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

A large number of additional shares may be sold into the public market in the near future, which may cause the market price of our common stock to decline significantly, even if our business is doing well.

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

We will incur increased costs and compliance risks as a result of being a public company.

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

We do not intend to pay dividends on our common stock.

We currently intend to retain any future earnings and do not expect to pay any cash dividends on our capital stock for the foreseeable future.

Our charter documents could deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

During the quarter ended March 31, 2007, we issued and sold the following unregistered securities:

•

We granted options to purchase an aggregate of 306,000 shares of common stock to our employees and directors under our equity incentive plans at exercise prices ranging from $6.08 to $11.68 per share. The issuances of these securities were effected without registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof or Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation. The recipients of these securities had adequate access, through their relationships with us, to information about us. The sales of these securities were made without general solicitation or advertising. No underwriters were involved in connection with the sale of these securities.

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

The aggregate purchase price of the shares sold by us in the offering was $80.0 million. The aggregate purchase price of the shares sold by the selling stockholders was $35.0 million. We and the selling stockholders paid to the underwriters underwriting discounts and commissions totaling $5.6 million and $2.5 million, respectively, in connection with the offering. In addition, we incurred offering costs of approximately $2.9 million in connection with the offering. After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $71.5 million. We did not receive any proceeds from the sale of shares by the selling stockholders.

Approximately $28.0 million of the net proceeds from the offering was used to repay our outstanding indebtedness under two term loans for approximately $18.0 million and $10.0 million, payable to our commercial lender. In addition, $4.0 million of the net proceeds from the offering has been paid on the notes payable to the former stockholders of Partsbin, including Richard Pine, one of our directors and who is also an officer. Except for the payment of such debt, none of the net proceeds from the offering were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliate, other than in the form of wages or salaries and bonuses paid out in the ordinary course of business. The remaining net proceeds from the offering have been invested in money market accounts. We will retain broad discretion over the use of the net proceeds received from our initial public offering. The amount and timing of our actual expenditures may vary significantly depending on a number of factors, including the growth of our sales and customer base, the type of efforts we make to build our brand and competitive developments in e-commerce.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

In January 2007, we submitted to a vote of our security holders the following matters: (i) an amendment to our then effective certificate of incorporation to effect a reverse split of our common stock, (ii) an increase in the number of shares of common stock reserved for issuance under our 2006 Equity Incentive Plan by an additional 900,000 shares, (iii) ratification of the indemnification agreement to be entered into by us and each of our directors and executive officers, (iv) approval of an amended and restated certificate of incorporation which became effective upon the completion of our initial public offering in February 2007, (v) approval of an amended and restated bylaws which became effective upon the completion of our initial public offering in February 2007, and (vi) approval of our 2007 Omnibus Incentive Plan. Each of the foregoing matters was approved by the unanimous written consent of all of our then existing stockholders.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a)	Exhibits

The following exhibits are filed herewith or are incorporated herein by reference to the location indicated.

Exhibit No.	Description
10.1	Purchase Agreement, dated April 20, 2007, by and among U.S. Auto Parts Network, Inc., Access Worldwide Communications, Inc. and their respective Philippines affiliates

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2007	U.S. AUTO PARTS NETWORK, INC.
(Registrant)

	By	/s/ MEHRAN NIA
Mehran Nia,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ MICHAEL J. McCLANE
Michael J. McClane,
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Purchase Agreement, dated April 20, 2007, by and among U.S. Auto Parts Network, Inc., Access Worldwide Communications, Inc. and their respective Philippines affiliates

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002