Form 10-Q
period 2007-06-30
U.S. Auto Parts Network, Inc.
filed 2007-08-14
CIK 1378950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
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

As of August 13, 2007, the registrant had 29,833,192 shares of common stock, $0.001 par value, outstanding.

U.S. AUTO PARTS NETWORK, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

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

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding our anticipated sales, revenue, expenses, profits, capital needs, capital deployment, product offerings, competition and the status of our facilities. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Part II, Item 1A of this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. AUTO PARTS NETWORK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,324	$2,381
Accounts receivable, net	2,779	2,789
Inventory, net	11,519	8,796
Deferred income taxes	934	934
Other current assets	1,912	1,149
Total current assets	59,468	16,049

Property and equipment, net	4,516	2,716
Intangible assets, net	30,493	33,362
Goodwill	14,201	14,179
Deferred income taxes	1,703	1,703
Other non-current assets	152	1,901
Total assets	$110,533	$69,910

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,045	$9,091
Accrued expenses	3,465	2,912
Line of credit	—	2,000
Notes payable	1,000	10,805
Capital leases payable, current portion	65	62
Other current liabilities	1,442	2,392
Total current liabilities	16,017	27,262
Notes payable, less current portion, net	—	21,922
Capital leases payable, less current portion	76	114
Total liabilities	16,093	49,298

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 and 11,100,000 shares authorized at June 30, 2007 and December 31, 2006, respectively; none and 11,055,425 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	—	11
Common stock, $0.001 par value; 100,000,000 and 50,000,000 shares authorized at June 30, 2007 and December 31, 2006, respectively; 29,832,927 and 15,199,672 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	30	15
Additional paid-in capital	141,692	68,906
Accumulated other comprehensive income	35	5
Accumulated deficit	(47,317)	(48,325)
Total stockholders’ equity	94,440	20,612
Total liabilities and stockholders’ equity	$110,533	$69,910

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$42,112	$26,966	$85,855	$44,971
Cost of sales	28,327	17,617	58,401	27,876
Gross profit	13,785	9,349	27,454	17,095
Operating expenses:
General and administrative	3,655	2,290	6,531	4,255
Marketing	4,921	3,179	10,821	5,155
Fulfillment	1,862	1,213	3,579	2,365
Technology	507	323	956	517
Amortization of intangibles	2,100	947	4,154	951
Total operating expenses	13,045	7,952	26,041	13,243
Income from operations	740	1,397	1,413	3,852
Other income (expense):
Loss from disposition of assets	—	—	—	(5)
Other income	3	3	5	157
Interest expense, net	545	(317)	265	(357)
Total other income (expense)	548	(314)	270	(205)
Income before income taxes	1,288	1,083	1,683	3,647
Income tax provision	515	472	675	316
Net income	$773	$611	$1,008	$3,331

Basic net income per share	$0.03	$0.04	$0.04	$0.24
Diluted net income per share	$0.03	$0.03	$0.04	$0.18
Shares used in computation of basic net income per share	29,832,927	14,120,952	26,679,905	13,663,020
Shares used in computation of diluted net income per share	29,853,346	20,772,428	28,142,830	18,099,520

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net income	$1,008	$3,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	542	1,082
Amortization of intangibles	4,154	951
Non-cash interest expense	273	19
Loss from disposition of assets	—	5
Share-based compensation and other	1,030	292
Deferred income taxes	—	(982)
Changes in operating assets and liabilities:
Accounts receivable, net	10	(2)
Inventory, net	(2,723)	1,538
Other current assets	(763)	2
Other non-current assets	1,749	(139)
Accounts payable and accrued expenses	1,469	703
Other current liabilities	(950)	(620)
Net cash provided by operating activities	5,799	6,180

Investing activities
Additions to property, equipment and intangibles	(2,080)	(633)
Acquisition of assembled workforce	(1,286)	—
Acquisition of business, net of cash acquired	(22)	(24,453)
Net cash used in investing activities	(3,388)	(25,086)

Financing activities
Payments on line of credit	(2,000)	—
Proceeds from notes payable, net of discount	—	31,705
Payments on notes payable	(32,000)	(96)
Proceeds from initial public offering, net of offering costs	71,537	—
Proceeds on issuance of Series A convertible preferred stock, net of offering costs	—	42,246
Payments of short-term financing	(35)	(223)
Proceeds from sale of common stock	—	150
Stockholder distributions	—	(1,700)
Recapitalization distribution	—	(50,000)
Net cash provided by financing activities	37,502	22,082

Effect of changes in foreign currencies	30	8
Net increase in cash and cash equivalents	39,943	3,184
Cash and cash equivalents at beginning of period	2,381	1,353
Cash and cash equivalents at end of period	$42,324	$4,537

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of U.S. Auto Parts Network, Inc. (collectively with its subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“ GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of June 30, 2007 and December 31, 2006, and the consolidated results of operations for the three and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of those to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the SEC on April 2, 2007.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Significant estimates made by management include, but are not limited to, the valuation of inventory, valuation of deferred tax assets and liabilities, estimated useful lives of property, equipment and software, valuation of intangible assets, including goodwill, recoverability of software development costs, estimation of sales returns and allowances, and the provision for doubtful accounts. Actual results could differ from these estimates.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of any fiscal year beginning after November 15, 2007. The Company does not anticipate any material impact to its financial statements from the adoption of this standard.

Seasonality

Historically, the market for auto parts has been seasonal. Inclement weather conditions drive the demand for automobile body parts. During the winter months or wet season, more damage to automobiles occurs. Consumers undertake these repairs as they occur, leading to increased demand for automobile body parts during the winter. During the summer months, consumers often undertake projects to maintain and enhance the performance of their automobiles. This factor increases the demand for the Company’s engine, performance and accessories products. The Company believes seasonality will continue to have a material impact on the Company’s financial condition and results of operations in future years.

Note 2—Inventory

Inventories consist of finished goods available-for-sale and are stated at the lower of cost or market value, determined using the first in, first out (“FIFO”) method. The Company purchases inventory from suppliers both domestically and internationally and has recently entered into supply agreements with U.S. based suppliers and its primary drop-ship vendors. The Company believes that its inventoried products are generally available from more than one supplier and seeks to maintain multiple sources for its products, both internationally and domestically.

The Company primarily purchases products in bulk quantities to take advantage of quantity discounts and to improve inventory availability. Inventory is reported net of inventory reserves for excess or obsolete products, which are established based on specific identification of slow moving items and the evaluation of overstock considering anticipated sales levels. Gross inventory, inventory reserves and net inventory at June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006
	(unaudited)
	(in thousands)
Gross inventory	$12,055	$9,488
Inventory reserves	(536)	(692)
Total net inventory	$11,519	$8,796

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

The total purchase price for the acquisition was $50.0 million and consisted of $25.0 million in cash, $5.0 million in notes payable to the former stockholders of Partsbin and 1,983,315 shares of the Company’s common stock. In addition, the Company incurred $573,000 of direct transaction costs related to the acquisition. Immediately following the Company’s initial public offering, the Company repaid $4.0 million on the notes payable, resulting in $1.0 million outstanding as of June 30, 2007. Interest expense on the notes payable was accrued in the accompanying consolidated statement of income.

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

Note 4—Intangibles

In May 2006, in connection with the acquisition of Partsbin, the Company recognized goodwill with an indefinite life in the amount of $14.2 million and other intangible assets described in the table below.  In April 2007, the Company acquired an assembled workforce, valued at $1.3 million, from its outsourced call center provider in the Philippines, Access Worldwide which consisted of bringing the services of 171 sales and customer service agents in-house.  See Note 5 below for further discussion regarding the details of this transaction.

Capitalized amounts are amortized on a straight-line basis.  Amortization expense relating to intangibles totaled $2.1 million, $947,000, $4.2 million and $951,000 for the three and six months ended June 30, 2007 and 2006, respectively.

Intangibles, excluding goodwill, consisted of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007			December 31, 2006
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
	(in thousands)
Intangible assets subject to amortization:
Websites (5 year useful life)	$28,988	$(6,468)	$22,520	$28,988	$(3,569)	$25,419
Software (2-5 year useful life)	4,089	(1,521)	2,568	4,089	(839)	3,250
Vendor agreements (3 year useful life)	2,996	(1,114)	1,882	2,996	(614)	2,382
Assembled workforce (7 year useful life)	1,286	(45)	1,241	—	—	—
Purchased domain names (3 year useful life)	165	(113)	52	165	(84)	81
	37,524	(9,261)	28,263	36,238	(5,106)	31,132
Intangible assets not subject to amortization:
Domain names (indefinite life)	2,230	—	2,230	2,230	—	2,230
Total	$39,754	$(9,261)	$30,493	$38,468	$(5,106)	$33,362

Note 5—Assembled Workforce

In April 2007, the Company entered into a purchase agreement with its outsourced call center provider to bring in-house certain sales and customer service employees based in the Philippines, who were providing support to the Company through this provider. The purchase price to acquire this assembled workforce was approximately $1.7 million. In order to determine the accounting impact of this transaction, the Company obtained an independent third party valuation of the components of this contract.  The valuation resulted in the recognition of an intangible asset, referred to as “assembled workforce,” with a fair value of $1.3 million and an estimated useful life of seven years.  The remaining $440,000 was recorded as marketing expense.

Under the terms of the purchase agreement, approximately 182 of the provider’s employees were given the opportunity to become U.S. Auto Parts employees. As of the closing of this transaction, 171 of these employees agreed to transition over to direct employment by the Company’s Philippines subsidiary. The Company has also entered into an agreement to lease workstations in the provider’s facility in the Philippines for a period of six months. The Company is currently anticipating opening its own call center facility in the Philippines in the second half of 2007.

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

Ford Global Technologies, LLC

On December 2, 2005, Ford Global Technologies, LLC (“Ford”) filed a complaint with the United States International Trade Commission (“USITC”) against the Company and five other named respondents, including four Taiwan-based manufacturers. On December 12, 2005, Ford filed an amended complaint. Both the complaint and the amended complaint charged the Company and the other respondents with infringement of 14 design patents that Ford alleges cover eight parts on the 2004-2005 Ford F-150 truck (the “Ford Design Patents”). Ford asked the USITC to issue a permanent general exclusion order excluding from entry into the United States all automotive parts that infringe the Ford Design Patents and that are imported into the United States, sold for importation in the United States, or sold within the United States after importation. Ford also sought a permanent order directing the Company and the other respondents to cease and desist from, among other things, selling, marketing, advertising, distributing and offering for sale imported automotive parts that infringe the Ford Design Patents. The Company filed its response to the complaint with the USITC in January 2006 denying, among other things, that any of the Ford Design Patents is valid and/or enforceable and, further, denying each and every allegation of infringement. The Company also asserted several affirmative defenses, any of which, if successful, would have precluded the USITC from granting any of Ford’s requested relief. Some of these defenses were struck by the Administrative Law Judge (“ALJ”) in response to motions by Ford. Additionally, four of the Ford Design Patents were dropped from the investigation at Ford’s request. A hearing before the ALJ occurred in August 2006.

On December 4, 2006, the ALJ issued an initial determination finding three of the ten Ford Design Patents invalid, but upholding the validity and enforceability of the other seven Ford Design Patents, and ruling that the importation of automotive parts allegedly covered by these seven patents violates Section 337 of the Tariff Act of 1930, as amended. This initial determination was subject to review by the USITC. The Company and the other respondents accordingly filed a petition urging the Commission to review and reverse the portions of the initial determination finding seven of the ten patents valid, enforceable, and infringed. Ford, in turn, petitioned for review of the portion of the initial determination finding three of its design patents invalid.  The ALJ’s initial determination on all issues became the final determination of the USITC upon notice by the USITC on March 20, 2007 of its decision not to review the initial determination.  On May 1, 2007, the Company and other respondents petitioned the USITC to reconsider its March 2007 ruling not to review the ALJ’s determination regarding the seven Ford Design Patents found valid and infringed, in light of the Supreme Court’s April 30, 2007 decision in KSRInternational, Inc, v. Teleflex, Inc. The USITC issued a “Notice of Commission Determination To Waive Reconsideration Rule Deadline And To Extend Target Date” on May 4, 2007. In this Notice, the USITC indicated that it would consider the petition and extended the target date for issuing a final order to June 6, 2007. Ford and the USITC’s Office of Unfair Import Investigations opposed the Company’s petition for reconsideration.

On June 6, 2007, the USITC denied the petition for reconsideration, terminated its investigation and issued a general exclusion order.  The Commission denied Ford’s request for a cease and desist order. The general exclusion order prohibits the importation, sale for importation, or sale in the United States after importation of aftermarket collision parts that infringe any of the seven Ford Design Patents previously determined to be valid. The final determination by the USITC was subject to review by the President of the United States, who is authorized to disapprove Commission orders for policy considerations. The mandatory 60-day Presidential review period ended on August 6, 2007, with the President taking no action.  The Company has sixty days from the expiration of the Presidential review period to file a petition for review with the United States Circuit Court of Appeals for the Federal Circuit.   The Company intends to vigorously pursue its appellate rights.

While the portion of the Commission’s March 20, 2007 ruling finding a violation of Section 337 did not become final appealable order until the end of the Presidential review period, the Commission’s finding of no violation of Section 337 as to the three of Ford’s Design Patents held invalid was not subject to Presidential review, and became a final appealable order as of March 20, 2007.  Accordingly, on May 18, 2007, Ford filed a Petition For Review at the United States Court of Appeals for the Federal Circuit seeking review and reversal of the portion of the USITC’s March 20, 2007 Final Determination finding three of the Ford Design Patents invalid.   That appeal is currently pending.

Securities Litigation

On March 24, 2007, a putative stockholder class action lawsuit was filed against the Company and certain officers and directors in the U.S. District Court for the Central District of California.  The complaint alleges that the Company filed a false Registration Statement in connection with the Company’s initial public offering in violation of Section 11 and Section 15 of the Securities Act of 1933, as amended (the “Securities Act”).  On April 26, 2007, a second complaint containing substantially similar allegations was filed, and also included a claim under Section 12(a)(2) of the Securities Act.  The complaints were consolidated on May 15, 2007.  Plaintiffs seek compensatory damages, restitution, unspecified equitable relief, as well as attorneys’ fees and costs.  Defendants believe they have meritorious defenses and intend to vigorously defend the lawsuit.  As such, the Company believes that a potential liability is not probable or reasonably estimable and has recorded no amount related to this matter as of June 30, 2007. On August 13, 2007, the Company received a letter from the SEC that indicated that the SEC had commenced an informal inquiry into the events leading up to the Company's announcement on March 20, 2007 of its financial results for the fourth quarter and year ended December 31, 2006.  The Company intends to fully cooperate with the SEC in this matter.

Note 7—Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” which defines comprehensive income as non-stockholder changes in equity. Comprehensive income for each of the three and six month periods ended June 30, 2007 and 2006, respectively, includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net income	$773	$611	$1,008	$3,331
Foreign currency translation adjustments	21	10	30	8
Comprehensive income	$794	$621	$1,038	$3,339

Note 8—Reserve For Sales Returns

Sales discounts are recorded in the period in which the related sale is recognized. Credits are issued to customers for returned products. Credits amounted to $4.9 million and $2.3 million for the three months ended June 30, 2007 and 2006, respectively.  Likewise, credits amounted to $8.9 million and $3.7 million for the six months ended June 30, 2007 and 2006, respectively. The Company’s sales returns and allowances reserve totaled $596,000 and $1.4 million at June 30, 2007 and December 31, 2006, respectively.

The following table provides an analysis of the reserve for sales returns:

	Balance at Beginning of Period	Charged to Revenue	Deductions	Balance at End of Period
	(in thousands)
Six months ended
Reserve for sales returns, June 30, 2006	$170	$3,674	$(3,322)	$522
Reserve for sales returns, June 30, 2007	1,408	8,871	(9,683)	596

Note 9—Income Taxes

For the three and six months ended June 30, 2007, the effective tax rate for the Company was 38.8% and 39.2%, respectively. The effective tax rate for the three and six months ended June 30, 2006 was 43.6% and 8.7%, respectively. The six months ended June 30, 2006 effective tax rate is significantly lower because the Company converted from S-corporation status to C-corporation status in March 2006. These rates differed from the statutory rates due to various permanent non-deductible tax items, including share-based compensation and other permanent differences. In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits and no corresponding interest or penalties. The tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 10—Net Income Per Share

Net income per share has been computed in accordance with FASB Statement No. 128, “Earnings Per Share.” The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Income Per Share	(in thousands, except share and per share data)
Numerator:
Net income	$773	$611	$1,008	$3,331
Denominator:
Weighted-average common shares outstanding (basic)	29,832,927	14,120,952	26,679,905	13,663,020
Common equivalent shares from conversion of preferred stock	—	6,633,255	1,429,265	4,397,738
Common equivalent shares from common stock options and warrants	20,419	18,221	33,660	38,762
Weighted-average common shares outstanding (diluted)	29,853,346	20,772,428	28,142,830	18,099,520
Basic net income per share	$0.03	$0.04	$0.04	$0.24
Diluted net income per share	$0.03	$0.03	$0.04	$0.18

Note 11—Share-Based Compensation

The Company accounts for share-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which was adopted on January 1, 2006. No stock options were granted prior to January 1, 2006. All stock options issued to employees are recognized as share-based compensation expense in the financial statements based on their respective grant date fair values, and are recognized within the statements of income as general and administrative, marketing, fulfillment or technology expense, based on employee departmental classifications.

Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. As of June 30, 2007, the Company did not have an adequate history of market prices of its common stock as the Company only recently became a public company, and as such the Company estimates volatility in accordance with SAB No. 107 using historical volatilities of similar public entities. The expected life of an award is based on a simplified method which defines the life as the average of the contractual term of the option and the weighted average vesting period for all open tranches. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of awards. The dividend yield assumption is based on the Company’s expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

There was $8.9 million of unrecognized compensation expense related to stock options as of June 30, 2007, which expense is expected to be recognized over a weighted-average period of 3.3 years. The table below summarizes stock option activity during the six months ended June 30, 2007, which resulted in share-based compensation expense as follows:

	Six Months Ended June 30, 2007
	Shares	Weighted Average Exercise Price
Options outstanding, December 31, 2006	2,786,532	$8.74
Granted	2,225,469	6.48
Exercised	—	—
Expired	—	—
Forfeited	(145,393)	8.88
Options outstanding, June 30, 2007	4,866,608	$7.70
Options exercisable, June 30, 2007	2,789,139	$8.86

Note 12—Subsequent Event

On August 8, 2007, the Company's Philippines subsidiary entered into two new lease agreements.  The Company plans to use this space to expand its current operations.  Under the terms of the first lease agreement, the Company will add an additional 526 square meters of space for a period of twelve months, effective September 1, 2007 for monthly rent of approximately $3,000.  Under the terms of the second lease agreement, the Company will add an additional 214 square meters of space for a period of eleven months, effective November 1, 2007 for monthly rent of approximately $1,000.

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

Overview

We are a leading online provider of aftermarket auto parts, including body parts, engine parts and performance parts and accessories. Our user-friendly websites provide customers with a broad selection of SKUs, with detailed product descriptions and photographs. Our proprietary product database maps our SKUs to product applications based on vehicle makes, models and years. We principally sell our products to individual consumers through our network of websites and online marketplaces. Our flagship websites are located at www.partstrain.com and www.autopartswarehouse.com. We believe our strategy of disintermediating the traditional auto parts supply channel and selling products directly to customers over the Internet allows us to more efficiently deliver products to our customers while generating higher margins.

Our History. We were formed in 1995 as a distributor of aftermarket auto parts and launched our first website in 2000. We rapidly expanded our online operations, increasing the number of SKUs sold through our e-commerce network, adding additional websites, improving our Internet marketing proficiency and commencing sales in online marketplaces. As a result, our business has grown consistently since 2000, generating net sales of $85.9 million for the six months ended June 30, 2007.

International Operations. In April 2007, we entered into a purchase agreement to bring in-house certain sales and customer service employees based in the Philippines who were providing support to us through our outsourced call center provider, Access Worldwide. Under the terms of this purchase agreement, approximately 182 employees of Access Worldwide were given the opportunity to become employees of our Philippines subsidiary and join our existing direct employees in the Philippines. As of the closing of this transaction, approximately 171 of the Access employees had agreed to transition over to direct employment by our Philippines subsidiary. The purchase price for the right to acquire this assembled workforce was approximately $1.7 million.  We are currently planning to open a new call center in the Philippines in the second half of 2007 to accommodate the additional employees and expect to spend up to $1.0 million on such facility in 2007. In addition to our Philippines operations, we have outsourced call center operations in India and own a Canadian subsidiary to facilitate sales of our products in Canada.  We believe that the cost advantages of our offshore operations provide us with the ability to grow our business in a cost-effective manner, and we expect to continue to add headcount and infrastructure to our offshore operations.

Partsbin Acquisition. In May 2006, we completed the acquisition of Partsbin. As a result of this acquisition, we expanded our product offering and product catalog to include performance parts and accessories and additional engine parts, enhanced our ability to reach more customers, significantly increased our net sales and added a complementary, drop-ship order fulfillment method. Partsbin also expanded our international operations by adding two outsourced call centers in the Philippines and in India, as well as a Canadian subsidiary to facilitate sales in Canada. We also augmented our technology platform and expanded our management team. The purchase price for Partsbin consisted of $25.0 million in cash, promissory notes in the aggregate principal amount of $5.0 million payable to the former stockholders of Partsbin and 1,983,315 shares of our common stock. We continue to integrate Partsbin and we may pursue additional acquisition opportunities in the future to increase our share of the aftermarket auto parts market or expand our product offerings.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, sales returns and allowances, uncollectible receivables, inventory reserves, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the six months ended June 30, 2007, as compared to those policies disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2006.

In June 2006, the FASB issued FIN 48, which became effective for us beginning January 1, 2007.  FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The impact of our reassessment of our tax positions in accordance with FIN 48 did not have a material impact on our results of operations, financial condition or liquidity. For additional information regarding the adoption of FIN 48, see Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Results of Operations

The following table sets forth certain unaudited statements of income data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)
	(in thousands)
Net sales	$42,112	$26,966	$85,855	$44,971
Cost of sales	28,327	17,617	58,401	27,876
Gross profit	13,785	9,349	27,454	17,095
Operating expenses:
General and administrative	3,655	2,290	6,531	4,255
Marketing	4,921	3,179	10,821	5,155
Fulfillment	1,862	1,213	3,579	2,365
Technology	507	323	956	517
Amortization of intangibles	2,100	947	4,154	951
Total operating expenses	13,042	7,952	26,041	13,243
Income from operations	740	1,397	1,413	3,852
Other income (expense):
Loss from disposition of assets	—	—	—	(5)
Other income	3	3	5	157
Interest income (expense), net	545	(317)	265	(357)
Total other income (expense)	548	(314)	270	(205)
Income before income taxes	1,288	1,083	1,683	3,647
Income tax provision	515	472	675	316
Net income	$773	$611	$1,008	$3,331

Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006

Net Sales and Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net sales	$42,112	$26,966	$85,855	$44,971
Cost of sales	28,327	17,617	58,401	27,876
Gross profit	$13,785	$9,349	$27,454	$17,095
Gross margin	32.7%	34.7%	32.0%	38.0%

Net sales increased 55.9% and 90.9% to $42.1 million and $85.9 million for the three and six months ended June 30, 2007, from the same periods in the previous year. The increase in net sales in both periods was the result of organic growth across all sales channels and the acquisition of Partsbin in May 2006. This acquisition added a significant number of SKUs in performance parts, accessories and engine parts to our product offering.  We believe organic sales growth in 2007 benefited from a broader product selection as well as an increase in the number of unique monthly visitors to our websites.

Our e-commerce sales grew by 61.3% and 111.3% to $32.1 million and $65.3 million for the three and six months ended June 30, 2007.  Our online marketplace sales grew by 48.6% and 69.6% to $5.2 million and $11.7 million for the three and six months ended June 30, 2007.  The increase in both e-commerce and online marketplace sales included the contribution from Partsbin product sales since May 2006.

The total number of e-commerce orders increased 60.0% and 111.7% to 256,000 and 525,000 orders for the three and six months ended June 30, 2007.  The average order value increased during the three months ended June 30, 2007 to $125 versus $124 during the same period in the previous year.  The average order value for the six months ended June 30, 2007 remained stable at $125 versus the same period in the previous year.

Net sales of our Kool-Vue product-line and sales of other products through our wholesale channel remained relatively constant in absolute dollars for both the three and six months ended June 30, 2007 compared to the same periods in the prior year, but declined as a percentage of net sales. We anticipate that sales through our wholesale channel and Kool-Vue product line will continue to decline as a percentage of net sales in the future due to our primary focus on our online business.

We have historically experienced seasonality in our business. We expect seasonality to continue in future years as automobile collisions during inclement weather generally creates increased demand for body parts in winter months and consumers often undertake projects to maintain and enhance the performance of their automobiles in the summer months. We anticipate that seasonality will continue to have a material impact on our financial condition and results of operations during any given year.

While gross profit increased largely as a function of higher sales volumes, as discussed above, the decrease in gross margins of 2.0% and 6.0% to 32.7% and 32.0% for the three and six months ended June 30, 2007 was primarily due to the partial inclusion of drop-ship products in the 2006 results, which generally carry lower gross margins. For the three and six months ended June 30, 2007, cost of freight increased in absolute dollars as a result of the increase in net sales, yet favorable shipping terms with our drop-ship suppliers caused freight expense as a percentage of net sales to drop from 13.5% of net sales for the six months ended June 30, 2006 to 12.8% of net sales for the six months ended June 30, 2007. Freight expense as a percentage of net sales for the three months ended June 30, 2007, however increased to 12.5% from 11.9% for the same period in the previous year.

General and Administrative Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
General and administrative expense	$3,655	$2,290	$6,531	$4,255
Percent of net sales	8.7%	8.5%	7.6%	9.5%

General and administrative expense increased 59.6% and 53.5% for the three and six months ended June 30, 2007, from the same periods in the previous year, which was primarily due to an increase of $307,000 and $878,000, in merchant fees related to higher online sales. Merchant fees remained relatively constant as a percentage of net sales, however during both periods.  In addition, this increase reflects higher payroll and related expenses in the amount of $203,000 for the three months ended June 30, 2007 and $454,000 for the six months ended June 30, 2007, which was largely due to additional personnel.  The increase also includes $494,000 and $806,000 of share-based compensation expense related to stock options for the three and six months ended June 30, 2007.  In addition, there were additional expenses incurred relating to legal and professional fees and insurance coverage not incurred in the previous year.  Legal and professional fees for the three and six months ended June 30, 2007 were $660,000 and $873,000, respectively.  The increase in legal and professional fees relates to costs incurred for the pending securities class action litigation and compliance related matters for operating as a public company. The increase in general and administrative expense was partially offset by a $351,000 reduction in software amortization for the three months ended June 30, 2007 and $712,000 for the six months ended June 30, 2007.

During the three and six months ended June 30, 2007, we recognized $494,000 and $806,000 of share-based compensation, determined in accordance with SFAS 123(R). Based on options outstanding as of June 30, 2007, we expect to recognize $8.9 million in additional expense in the following periods:

●	Remaining six months ending December 31, 2007	$1.6 million
●	Year ending December 31, 2008	$2.8 million
●	Year ending December 31, 2009	$2.7 million
●	Year ending December 31, 2010	$1.6 million
●	Five months ending May 31, 2011	$232,000

We anticipate that we will incur increased general and administrative expense throughout 2007 and in future periods related to operating as a public company due to increased legal and accounting fees, higher insurance premiums, higher personnel and employee benefit costs and increased non-employee director costs. We expect that the costs of compliance associated with the transition to and operation as a public company, including the requirements relating to improving and documenting our internal controls and procedures, as well as changes in corporate governance practices, will be significant. In addition, complying with SEC inquiries and defending securities litigation against us could result in substantial costs, which could cause our general and administrative expense to increase in the future.

Marketing Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Marketing expense	$4,921	$3,179	$10,821	$5,155
Percent of net sales	11.7%	11.8%	12.6%	11.5%

Marketing expense increased 54.8% and 109.9% for the three and six months ended June 30, 2007, respectively from the same periods in the previous year primarily due to higher personnel costs of $1.1 million and $2.4 million, respectively related to the expansion in our sales and marketing team.  Advertising cost during the three months ended June 30, 2007 was $2.2 million or $301,000 higher than the prior year period. For the six months ended June 30, 2007, advertising cost was $5.7 million or $2.5 million higher than in the six months period ended June 30, 2006.  The majority of the expense was incurred in the first quarter of 2007 and we have reduced this expense in the second quarter of 2007.

In addition, in April 2007, we completed the acquisition of our Philippines sales force from our outsourced call center provider.  As of June 30, 2007, 171 employees had transitioned to direct employment with our Philippines subsidiary. For the second half of 2007, we expect our personnel costs included in marketing expense to increase as a result of this additional headcount. We anticipate this increase to be fully offset, however by a reduction in our outsourced services expense as a result of bringing these capabilities in-house. The purchase price for the assembled workforce was approximately $1.7 million. Of this amount, approximately $420,000 was included as marketing expense during the first three months of 2007. The approximate remaining $1.3 million was capitalized as an intangible asset in accordance with SFAS 142 “Goodwill and Other Intangible Assets.”  This intangible will be amortized over seven years beginning in April 2007.

Fulfillment Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Fulfillment expense	$1,862	$1,213	$3,579	$2,365
Percent of net sales	4.4%	4.5%	4.2%	5.3%

Fulfillment expense increased 53.5% and 51.3% for the three and six months ended June 30, 2007 from the same periods in the previous year primarily due to $478,000 and $909,000, in additional personnel costs. We expanded the number of warehouse and purchasing employees during the first six months of 2007 in order to meet increased sales volume.

Technology Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Technology expense	$507	$323	$956	$517
Percent of net sales	1.2%	1.2%	1.1%	1.1%

Technology expense increased 57.0% and 84.9% for the three and six months ended June 30, 2007 from the same periods in the previous year primarily due to higher communication fees of $145,000 and $325,000, to support the expansion of our communications infrastructure. During 2007, we expect technology expense as a percent of net sales to continue to increase due to the hiring of additional employees and increased investment in our overall technology platform.

Amortization of Intangibles

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Amortization of intangibles	$2,100	$947	$4,154	$951
Percent of net sales	5.0%	3.5%	4.8%	2.1%

Amortization of intangibles increased 121.8% and 336.8% for the three and six months ended June 30, 2007 primarily due to the intangible assets acquired pursuant to the acquisition of Partsbin completed in May 2006 and the assembled workforce acquired in April 2007.  We preliminarily estimate aggregate amortization expense related to these acquisitions will be as follows:

●	Remaining six months ending December 31, 2007	$4.2 million
●	Year ending December 31, 2008	$8.4 million
●	Year ending December 31, 2009	$6.9 million
●	Year ending December 31, 2010	$6.0 million
●	Year ending December 31, 2011 and beyond	$2.9 million

Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Other income (expense), net	$548	$(314)	$270	$(205)
Percent of net sales	1.3%	(1.2%)	0.3%	(0.5%)

The increase in other income (expense), net during the three months ended June 30, 2007 was primarily due to an increase of $531,000 in interest income related to the higher cash balances. For the six months ended June 30, 2007, other income (expense), net included $273,000 of accelerated non-cash interest expense from the write-off of the remaining debt discount during the first three months of 2007. Upon completion of our initial public offering, we reduced our long-term indebtedness by approximately $28.0 million, which will significantly decrease our interest expense for the balance of 2007.

We expect to continue to record higher interest income throughout 2007 relative to 2006 due to investing the proceeds of the initial public offering.  Our investment policy seeks to preserve principal, maintain liquidity and provide for diversification.  All investments generally will be AAA rated to minimize credit and market risk exposure.  A tax efficient strategy may be used to maximize the ultimate return on investments.

Liquidity and Capital Resources

We have historically funded our operations from cash generated from operations, credit facilities, bank and stockholder loans, equity financing and capital lease financings. At June 30, 2007, the only notes payable outstanding related to $1.0 million payable to the former stockholders of Partsbin. We had no balance outstanding under our term loans or our bank line of credit, which expires on July 31, 2009 and bears interest at prime minus 0.5%.

We had cash and cash equivalents of $42.3 million as of June 30, 2007, representing a $39.9 million increase from $2.4 million as of December 31, 2006. The increase in our cash and cash equivalents as of June 30, 2007 was primarily due to the net proceeds from our initial public offering that was completed in February 2007. We received net cash proceeds from our initial public offering of approximately $71.5 million (after deducting the underwriting discounts and commissions and offering expenses).  Approximately $28.0 million of the net proceeds from the offering was used to repay our outstanding indebtedness of approximately $18.0 million and $10.0 million under two term loans to our commercial lender. In addition, we paid $4.0 million on the notes payable to the former stockholders of Partsbin.

We had working capital of $43.5 million as of June 30, 2007, which was primarily due to the cash generated from our initial public offering. We anticipate that our existing cash balances, cash generated from operations and funds available under our line of credit will be sufficient to meet our working capital needs and expected capital expenditures for at least the next twelve months. Our future capital requirements may, however, vary materially from those now planned or anticipated. Changes in our operating plans, lower than anticipated net sales, increased expenses or other events, including those described in “Risk Factors,” may cause us to seek additional debt or equity financings in the future. Financings may not be available on acceptable terms, on a timely basis, or at all, and our failure to raise adequate capital when needed could negatively impact our growth plans, our financial condition, and results of operations.

In June 2007, we opened a new distribution center in Tennessee.  This distribution center is operated by a third party and is intended to stock and distribute performance parts and accessories.  We intend to continue to add inventory to this location during the remainder of 2007.  In addition to this third party distribution center, we are assessing the feasibility and economic value of opening a separate distribution facility in Tennessee that would be operated by us and house a broader range of product categories.  We expect to finalize our plans on this distribution center in the second half of 2007.

Our Philippines subsidiary entered into two new lease agreements in August 2007.  This facility expansion will be used to expand our non-call center operations including marketing, catalog, technology and administrative personnel.   We anticipate this facility to be operational by the end of 2007.  While this new facility is being setup, we are renting workstations from a third party.  We expect to spend up to $1.0 million on this facility in the second half of 2007.

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

Interest Rate Risk. As of June 30, 2007, our only interest rate risk involved our line of credit with our principal lender and the $1.0 million in notes payable to the former Partsbin stockholders. Although there were no borrowings outstanding under our line of credit at June 30, 2007, changes in the monthly LIBOR rate could affect the rates at which we could borrow funds under the line of credit. A 1% increase or decrease in LIBOR, however would result in an immaterial change in interest expense related to these outstanding borrowings.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, the end of the period covered by this periodic report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

During the first quarter of this year, we began the implementation of remediation plans in order to eliminate the material weakness, including the following:

•	We hired a Vice President of Finance, a General Counsel, a Manager of Finance, three Senior Accountants and a Senior Financial Analyst.

•	Additional information systems personnel have been hired and system issues, including necessary alternatives, are being evaluated.

•	We are preparing process documentation related to our key assumptions, estimates and accounting policies and procedures.

As of June 30, 2007, we believe that we have remediated the material weakness related to the lack of finance and accounting personnel.  In addition, we have made significant progress in the area of documentation surrounding our accounting policies and procedures.  We will continue to implement remediation plans to address the identified material weakness during the third and fourth quarters of this year.

Changes in Internal Control Over Financial Reporting

Except as set forth above, we did not make any changes in our internal control over financial reporting during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. We are significantly dependent upon search engines, shopping comparison sites and other online sources for our website traffic. We are included in search results as a result of both paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our sites. Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. We rely on both algorithmic and purchased listings to attract and direct consumers to our websites. Search engines, shopping comparison sites and other online sources revise their algorithms from time to time in an attempt to optimize their search results. If one or more of the search engines, shopping comparison sites or other online sources on which we rely for website traffic were to modify its general methodology for how it displays our websites, resulting in fewer consumers clicking through to our websites, our financial results could be adversely affected. In particular, in February 2007, Yahoo! changed the manner in which it handles paid search listings to an approach similar to the one used by Google. This change makes it more difficult for us to ascertain what other companies are bidding for specific key words. The adoption of this approach by Yahoo! and other paid search providers could significantly increase the cost of our Internet advertising. In addition, if any free search engine or shopping comparison site on which we rely begins charging fees for listing or placement, or if one or more of the search engines, shopping comparison sites and other online sources on which we rely for purchased listings, modifies or terminates its relationship with us, our expenses could rise, we could lose customers and traffic to our websites could decrease. In addition, our success in attracting visitors who convert to customers will depend in part upon our ability to identify and purchase relevant search terms, provide relevant content on our sites, and effectively target our other marketing programs such as e-mail campaigns and affiliate programs. If we are unable to attract visitors to our websites and convert them to customers in a cost-effective manner, then our business and financial results may be harmed.

We are dependent upon relationships with suppliers in Taiwan, China and the United States for the vast majority of our products.

We acquire substantially all of our products from manufacturers and distributors located in Taiwan, China and the United States. Our top ten suppliers represented approximately 64% of our total product purchases during the first six months of 2007. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner.  We have recently entered into supply agreements with our U.S. based suppliers and our primary drop-ship vendors.  In addition, our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face may increase the cost of the products we purchase from them. In addition, the trend towards consolidation among auto parts suppliers may disrupt or end our relationship with some suppliers, and could lead to less competition and, consequently, higher prices.

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

Two class action lawsuits have been filed against us and certain of our officers and directors as well as a SEC informal inquiry into this matter, which could result in significant costs and a diversion of our management’s efforts.

We and certain of our officers and directors have been served with two complaints associated with class action lawsuits alleging violations of federal securities law in connection with our initial public offering. While we believe we have meritorious defenses and plan to defend vigorously any such claims made against us, we cannot assure you that these actions will be resolved without incurring significant costs and/or resulting in the diversion of the attention of management and other key employees. The resolution of this pending securities litigation and the defense of any additional litigation that may arise could result in significant costs and any unfavorable outcome could have a material adverse effect on our business.  In August 2007, we also received a letter from the SEC that indicated that the SEC had commenced an informal inquiry into the events leading up to the Company's announcement on March 20, 2007 of its financial results for the fourth quarter and year ended December 31, 2007.  We intend to fully cooperate with the SEC in this matter. The preparation of any response in connection with SEC inquiry could result in significant costs that could have a material adverse effect on the business.

Challenges by OEMs to the validity of aftermarket auto parts and claims of infringement could adversely affect our business and the viability of the aftermarket auto parts industry.

Original equipment manufacturers have attempted to use claims of intellectual property infringement against manufacturers and distributors of aftermarket auto parts to restrict or eliminate the sale of aftermarket auto parts that are the subject of the claims. We have received in the past, and we anticipate we may in the future receive, communications alleging that certain products we sell infringe third-party patents, copyrights, trademarks and trade names or other intellectual property rights. For example, in December 2005, Ford Global Technologies, LLC filed a complaint with the United States International Trade Commission, or USITC, against us and five other named respondents, including four Taiwan-based manufacturers. Ford alleged in this action that we and the other respondents infringed 14 design patents (four of which were subsequently dropped from the investigation at Ford’s request) that Ford claims cover eight parts for the 2004-2005 Ford F-150 truck. Ford asked the USITC to issue a permanent general exclusion order excluding from entry into the United States all auto parts that infringe the ten Ford design patents and that are imported into the United States, sold for importation in the United States, or sold within the United States after importation. Ford also sought a permanent order directing us and the other respondents to cease and desist from, among other things, selling, marketing, advertising, distributing and offering for sale imported auto parts that infringe the design patents. The administrative law judge issued an initial determination on December 4, 2006 finding three of the ten  Ford Design Patents invalid, but upholding the validity and enforceability of the other seven Ford Design Patents. The judge further ruled that the importation of automotive parts allegedly covered by these seven patents violates Section 337 of the Tariff Act of 1930, as amended. This initial determination was subject to review by the USITC but became final upon notice by the USITC in March 2007 of its decision not to review the determination made by the administrative law judge.

On May 1, 2007, we and other respondents petitioned the USITC to reconsider its March 2007 ruling not to review the determination made by the ALJ regarding the seven Ford Design Patents found valid and infringed, in light of the Supreme Court’s April 30, 2007 decision in KSR International, Inc, v. Teleflex, Inc. The USITC issued a “Notice of Commission Determination To Waive Reconsideration Rule Deadline And To Extend Target Date” on May 4, 2007. In this Notice, the USITC indicated that it would consider the petition and extended the target date for issuing a final order to June 6, 2007.  On June 6, 2007, the USITC denied the petition for reconsideration, terminated its investigation and issued a general exclusion order.  The commission denied Ford’s request for a cease and desist order. The general exclusion order prohibits the importation, sale for importation, or sale in the United Stated after importation of aftermarket collision parts that infringe any of Ford’s seven design patents previously determined to be valid. The final determination by the USITC was subject to review by the President of the United States, who is authorized to disapprove Commission orders for policy considerations.  The mandatory 60-day Presidential review period, ended on August 6, 2007, with the President taking no action.   We have sixty days from the expiration of the Presidential review period to file a petition for review with the United States Circuit Court of Appeals for the Federal Circuit.  We intend to vigorously pursue our appellate rights.

While the portion of the Commission’s March 20, 2007 ruling finding a violation of Section 337 did not become final appealable order until the end of the Presidential review period, the Commission’s finding of no violation of Section 337 as to the three of Ford’s Design Patents held invalid was not subject to Presidential review, and became a final appealable order as of March 20, 2007.  Accordingly, on May 18, 2007, Ford filed a Petition For Review at the United States Court of Appeals for the Federal Circuit seeking review and reversal of the portion of the USITC’s March 20, 2007 Final Determination finding three of the Ford Design Patents invalid.   That appeal is currently pending.

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

The integration of Partsbin has, and may continue to, involve the consolidation of diverse business cultures, require substantial time and expenses, and distract management from other business matters. In addition, this acquisition includes significant intangible assets that are subject to periodic impairment testing which could result in substantial accounting charges. We have recently discovered some integration issues related to the Partsbin acquisition that were largely related to lower than expected order fill rates from drop-ship vendors in the fourth quarter of 2006 and lower pricing levels on our performance parts and accessories product category in the first quarter of 2007, which negatively impacted our gross margins during the first half of 2007. We cannot assure you that we will be able to adequately address these or other integration issues related to this acquisition. If we are unable to complete the integration of Partsbin in an efficient and timely manner, our business and operating results will be harmed.

We rely on a single provider for the majority of our outsourced call center operations in the Philippines, and our net sales, profit margins and customer satisfaction may decline if this relationship is terminated.

In connection with our acquisition of Partsbin, we expanded our outsourced call center operations in the Philippines and rely on a single provider for substantially all of such operations. In April 2007, we entered into a contract with such outsourced provider to transition many of their employees to us. This resulted in a payment by the Company to acquire this assembled workforce of approximately $1.7 million. Under the terms of the agreement, approximately 182 of the provider’s employees were given the opportunity to become U.S. Auto Parts employees. As of June 30, 2007, 171 of these employees had transitioned over to direct employment by our Philippines subsidiary. In addition, we have entered into an agreement to lease workstations in the provider’s facility in the Philippines for a period of six months. We expect this transition will ultimately result in lower operating costs to us once complete, but we cannot assure you that we will be able to transition the employees on a timely basis, or at a reasonable cost. Any delay or decline in service by this provider or the termination of this relationship could harm our reputation, result in a significant decline in our net sales and increase our operating expenses.

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

We expect that our revenue and operating results will continue to fluctuate from quarter to quarter due to various factors, many of which are beyond our control. If our quarterly revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could significantly decline. In March 2007, our stock price recently decreased by approximately 45% following our announcement that our financial results for the quarter ended December 31, 2006 did not meet analysts’ expectations. The factors that could cause our operating results to continue to fluctuate include, but are not limited to:

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

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on our distributors to manage inventory, process orders and distribute those products to our customers in a timely manner. For the first six months of 2007, 11.6% of purchases were through a single supplier. Our agreement with this supplier may be terminated at any time by either party, with written notice and the appropriate notice period. If we do not maintain our existing relationships with our distributors on acceptable commercial terms, we will need to obtain other suppliers and may not be able to continue to offer a broad selection of merchandise at competitive prices, and our sales may decrease.

In addition, because we outsource to distributors a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our distributors purchase or keep in stock. Our distributors may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for sale on our websites. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers.

Our ability to sustain or increase our profitability will suffer if we fail to manage our growth effectively.

In recent years, we have experienced rapid growth that has placed, and will continue to place, pressures on our operational and financial infrastructure. Our workforce has increased from 114 employees as of December 31, 2003 to 739 employees as of June 30, 2007. Our net sales have increased from $31.7 million in 2003 to $120.1 million in 2006 and to $85.9 million for the six months ended June 30, 2007. Our recent expansion and planned growth have placed, and are expected to continue to place, a strain on our infrastructure, operations and managerial resources. We intend to further increase the size of our operations, and we expect our operating expenses to increase, as we, among other things:

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

As part of our growth strategy, we expect that we will selectively pursue acquisitions of businesses, technologies or services in order to expand our capabilities, enter new markets or increase our market share. Integrating any newly acquired businesses, technologies or services is likely to be expensive and time consuming. For example, our acquisition of Partsbin has resulted in significant costs and a number of challenges, including retaining employees of the acquired company, integrating our order processing and credit processing, integrating our product pricing strategy, and integrating the diverse technologies and differing e-commerce platforms and accounting systems used by each company. If we are unable to successfully complete this integration, we may not realize the synergies from the acquisition, and our business and results of operations could suffer. To finance any future acquisitions, it may also be necessary for us to raise additional capital through public or private financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. Future acquisitions by us could also result in large and immediate write-offs, assumption of debt and unforeseen liabilities and significant adverse accounting charges, any of which could substantially harm our business, financial condition and results of operations.

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

Since the completion of our initial public offering in February 2007, the trading price of our common stock has been volatile, declining from a high closing sales price of $12.49 per share to a low closing sales price per share of $5.12. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance, may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Recently, we and certain of our officers and directors have been served with three complaints associated with a class action lawsuit alleging violations of federal securities law in connection with our initial public offering, which could subject us to significant costs and liability.

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

Sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock. As of the closing of our initial public offering in February 2007, we had 29,832,927 shares of common stock outstanding, of which the 11,500,000 shares we and the selling stockholders sold in such offering may be resold in the public market immediately. The remaining outstanding shares are all subject to lock-up agreements with the underwriters for our initial public offering and with us. Pursuant to such agreements, of these remaining shares, 6,649,618 shares will become available for resale in the public market 12 months after the date of effectiveness of the registration statement filed with respect to such offering and 11,683,309 shares will become available for resale in the public market 18 months after such date. However, we and the underwriters can waive the lock-up restriction and allow these stockholders to sell their shares at any time, subject to applicable securities law and limitations. As restrictions on resale end, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them.

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

Provisions in our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Such provisions include the following:

•	our board of directors are authorized, without prior stockholder approval, to create and issue preferred stock which could be used to implement anti-takeover devices;

•	advance notice is required for director nominations or for proposals that can be acted upon at stockholder meetings;

•
our board of directors is classified such that not all members of our board are elected at one time, which may make it more difficult for a person who acquires control of a majority of our outstanding voting stock to replace all or a majority of our directors;

•	stockholder action by written consent is prohibited except with regards to an action that has been approved by the board;

•	special meetings of the stockholders are permitted to be called only by the chairman of our board of directors, our chief executive officer or by a majority of our board of directors;

•	stockholders are not be permitted to cumulate their votes for the election of directors; and

•
stockholders are permitted to amend certain provisions of our bylaws only upon receiving at least 66 2/3% of the votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Use of Proceeds from Sales of Registered Securities

On February 14, 2007, we completed the initial public offering of our common stock, pursuant to which we sold 8,000,000 shares of our common stock and the selling stockholders sold an aggregate of 3,500,000 shares of our common stock (which included 1,500,000 shares sold by the selling stockholders pursuant to the exercise of the underwriters’ over-allotment option) at the initial public offering price of $10.00 per share. The shares of common stock sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (File. No. 333-138379) that was declared effective by the SEC on February 8, 2007.

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

Approximately $28.0 million of the net proceeds from the offering was used to repay our outstanding indebtedness under two term loans for approximately $18.0 million and $10.0 million, payable to our commercial lender. In addition, $4.0 million of the net proceeds from the offering has been paid on the notes payable to the former stockholders of Partsbin, including Richard Pine, one of our directors and who is also an officer. Except for the payment of such debt, none of the net proceeds from the offering were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliate, other than in the form of wages or salaries and bonuses paid out in the ordinary course of business. The remaining net proceeds from the offering have been invested in money market accounts. We will retain broad discretion over the use of the net proceeds received from our initial public offering. The amount and timing of our actual expenditures may vary significantly depending on a number of factors, including the growth of our sales and customer base, the type of efforts we make to build our brand and competitive developments in e-commerce. For the period ending June 30, 2007 we did not make any business acquisition that would require use of such proceeds.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on June 22, 2007.  The following two items were voted on and approved at the Annual Meeting:

(i)	Election of two Class 1 directors to hold office for the term of three years or until their respective successor is elected and qualified. The nominees for election were:
Nominee	Votes For	Votes Withheld
Mehran Nia	27,088,826	1,146,526
Ellen F. Siminoff	28,116,738	118,616

     The Company’s directors whose terms continued after the Annual Meeting are:

•	Robert J. Majteles

•	Sol Khazani

•	Fredric W. Harman

•	Richard Pine

(ii)	Ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.
Votes
For	28,208,353
Against	26,001
Abstain	1,000
Broker Non-Votes	—

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a)	Exhibits

The following exhibits are filed herewith.

Exhibit No.	Description

10.1	Lease Agreements, dated August 8, 2007, by and among MBS Tek Corporation and Roshan Commercial Corp.
10.2	Form of Suppliers' Agreement entered into between U.S. Auto Parts Network, Inc. and certain of its U.S. based suppliers and primary drop-ship vendors
31.1	Certification of the principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2007	U.S. AUTO PARTS NETWORK, INC.
(Registrant)

	By	/s/ MEHRAN NIA
Mehran Nia,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ MICHAEL J. McCLANE
Michael J. McClane,
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Lease Agreements, dated August 8, 2007, by and among MBS Tek Corporation and Roshan Commercial Corp.

10.2	Form of Suppliers’ Agreement entered into between U.S. Auto Parts Network, Inc. and certain of its U.S. based suppliers and primary drop-ship vendors

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002