Form 10-Q
period 2007-09-30
U.S. Auto Parts Network, Inc.
filed 2007-11-14
CIK 1378950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
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

As of November 13, 2007, the registrant had 29,846,757 shares of common stock, $0.001 par value, outstanding.

U.S. AUTO PARTS NETWORK, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

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

1

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements
U.S. AUTO PARTS NETWORK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,186	$2,381
Short-term investments	25,000	—
Accounts receivable, net	2,486	2,789
Inventory, net	11,943	8,796
Deferred income taxes	934	934
Other current assets	1,898	1,149
Total current assets	59,447	16,049

Property and equipment, net	5,643	2,716
Intangible assets, net	28,429	33,362
Goodwill	14,201	14,179
Deferred income taxes	1,703	1,703
Other non-current assets	183	1,901
Total assets	$109,606	$69,910

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,311	$9,091
Accrued expenses	2,250	2,912
Line of credit	—	2,000
Notes payable	1,000	10,805
Capital leases payable, current portion	66	62
Other current liabilities	1,753	2,392
Total current liabilities	13,380	27,262
Notes payable, less current portion, net	—	21,922
Capital leases payable, less current portion	59	114
Total liabilities	13,439	49,298

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 and 11,100,000 shares authorized at September 30, 2007 and December 31, 2006, respectively; none and 11,055,425 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	—	11
Common stock, $0.001 par value; 100,000,000 and 50,000,000 shares authorized at September 30, 2007 and December 31, 2006, respectively; 29,846,757and 15,199,672 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	30	15
Additional paid-in capital	142,459	68,906
Accumulated other comprehensive income	102	5
Accumulated deficit	(46,424)	(48,325)
Total stockholders’ equity	96,167	20,612
Total liabilities and stockholders’ equity	$109,606	$69,910
See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$37,787	$38,324	$123,642	$83,295
Cost of sales	24,096	25,903	82,497	53,779
Gross profit	13,691	12,421	41,145	29,516

Operating expenses:
General and administrative	3,184	2,758	9,715	7,013
Marketing	4,917	4,979	15,738	10,134
Fulfillment	1,920	1,224	5,499	3,589
Technology	438	381	1,394	898
Amortization of intangibles	2,097	2,086	6,251	3,037
Total operating expenses	12,556	11,428	38,597	24,671

Income from operations	1,135	993	2,548	4,845

Other income (expense):
Loss from disposition of assets	—	—	—	(5)
Other income (expense)	3	(2)	8	155
Interest income (expense), net	389	(593)	654	(950)
Total other income (expense)	392	(595)	662	(800)
Income before income taxes	1,527	398	3,210	4,045
Income tax provision	633	211	1,309	527
Net income	$894	$187	$1,901	$3,518

Basic net income per share	$0.03	$0.01	$0.07	$0.25
Diluted net income per share	$0.03	$0.01	$0.07	$0.18
Shares used in computation of basic net income per share	29,837,538	15,199,681	27,744,016	14,180,869
Shares used in computation of diluted net income per share	30,009,891	21,876,868	28,749,521	19,362,189

See accompanying notes to unaudited condensed consolidated financial statements.

3

U.S. AUTO PARTS NETWORK, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net income	$1,901	$3,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	870	1,541
Amortization of intangibles	6,251	3,037
Non-cash interest expense	273	40
Loss from disposition of assets	—	5
Share-based compensation and other	1,562	607
Deferred income taxes	—	(1,090)
Changes in operating assets and liabilities:
Accounts receivable, net	302	(903)
Inventory, net	(3,147)	1,676
Other current assets	(748)	(1,732)
Other non-current assets	1,719	(79)
Accounts payable and accrued expenses	(1,442)	1,135
Other current liabilities	(639)	(82)
Net cash provided by operating activities	6,902	7,673

Investing activities
Purchase of marketable securities	(25,000)	—
Additions to property, equipment and intangibles	(3,466)	(1,236)
Acquisition of assembled workforce	(1,286)	—
Acquisition of business, net of cash acquired	(22)	(24,453)
Net cash used in investing activities	(29,774)	(25,689)

Financing activities
Payments on line of credit	(2,000)	—
Proceeds from notes payable, net of discount	—	31,705
Payments on notes payable	(32,000)	(2,111)
Proceeds from initial public offering, net of offering costs	71,537	—
Proceeds received on issuance of Series A convertible preferred stock, net of offering costs	—	42,246
Payments of short-term financing	(51)	(346)
Proceeds from sale of common stocks	—	150
Proceeds from exercise of stock option	94	—
Stockholder distributions	—	(1,700)
Recapitalization distribution	—	(50,000)
Net cash provided by financing activities	37,580	19,944

Effect of changes in foreign currencies	97	6
Net increase in cash and cash equivalents	14,805	1,934
Cash and cash equivalents at beginning of period	2,381	1,353
Cash and cash equivalents at end of period	$17,186	$3,287

See accompanying notes to unaudited condensed consolidated financial statements.
4

U.S. AUTO PARTS NETWORK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of U.S. Auto Parts Network, Inc. (collectively with its subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“ GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of September 30, 2007 and December 31, 2006, and the consolidated results of operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of those to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the SEC on April 2, 2007.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

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

Seasonality

The Company has historically experienced seasonality in its business. The Company expects seasonality to continue in future years as automobile collisions during inclement weather generally create increased demand for auto body parts in winter months and consumers often undertake projects to maintain and enhance the performance of their automobiles in the summer months. The Company anticipates that seasonality will continue to have a material impact on its financial condition and results of operations during any given year.

Note 2 – Investments in Marketable Securities

Investments in marketable securities are mainly comprised of Auction Rate Securities (“ARS”).  The underlying ARS are taxed exempt municipal bonds.  In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and based on  the Company’s ability to market and sell these instruments, the Company classifies ARS as available-for-sale and carries them at amortized cost, which approximates fair value.

During the three months ended September 30, 2007, the carrying amount of the investment in ARS’s approximated fair value due to the rapid turnover of the portfolio and the highly liquid nature of these investments.  Therefore, there were no significant unrealized holding gains or losses.

Note 3—Inventory

Inventories consist of finished goods available-for-sale and are stated at the lower of cost or market value, determined using the first in, first out (“FIFO”) method. The Company purchases inventory from suppliers both domestically and internationally and has entered into supply agreements with U.S. based suppliers and its primary drop-ship vendors. The Company believes that its inventoried products are generally available from more than one supplier and seeks to maintain multiple sources for many of its products, both internationally and domestically.

The Company primarily purchases products in bulk quantities to take advantage of quantity discounts and to improve inventory availability. Inventory is reported net of inventory reserves for excess or obsolete products, which are established based on specific identification of slow moving items and the evaluation of overstock considering anticipated sales levels. Gross inventory, inventory reserves and net inventory at September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007	December 31, 2006
	(unaudited)
	(in thousands)
Gross inventory	$12,450	$9,488
Inventory reserves	(507)	(692)
Total net inventory	$11,943	$8,796

 Note 4—Acquisition

On May 19, 2006, the Company acquired substantially all of the assets and liabilities of Partsbin, an online retailer of auto parts primarily selling engine parts, performance parts and accessories to Do-It-Yourself consumers. The acquisition has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations” and, accordingly, the acquired assets and liabilities have been recorded at fair value.

The total purchase price for the acquisition was $50.0 million and consisted of $25.0 million in cash, $5.0 million in notes payable to the former stockholders of Partsbin and 1,983,315 shares of the Company’s common stock. In addition, the Company incurred $573,000 of direct transaction costs related to the acquisition. Following the Company’s initial public offering, the Company repaid $4.0 million on the notes payable, resulting in $1.0 million outstanding as of September 30, 2007. Interest expense on the notes payable was accrued in the accompanying consolidated statement of income.

The current allocation of the purchase price to assets acquired and liabilities assumed and various finite and indefinite lived intangible assets as well as goodwill is based on a preliminary valuation study. Amounts are considered preliminary until the final purchase price allocation has been approved by both the Company and the selling stockholders of Partsbin according to the terms of the purchase agreement which includes the right of offset on the notes for any indemnification claims the Company could make against the selling stockholders of Partsbin.

The results of operations of Partsbin and the estimated fair market values of the acquired assets and liabilities have been included in the consolidated financial statements from the date of the acquisition.

Note 5—Intangibles

In May 2006, in connection with the acquisition of Partsbin, the Company recognized goodwill with an indefinite life in the amount of $14.2 million and other intangible assets described in the table below.  In April 2007, the Company acquired an assembled workforce, valued at $1.3 million, from its outsourced call center provider in the Philippines, Access Worldwide, which consisted of bringing the services of 171 sales and customer service agents in-house.  See Note 6 below for further discussion regarding the details of this transaction.

Capitalized amounts are amortized on a straight-line basis.  Amortization expense relating to intangibles totaled $2.1 million and $2.1 million for the three months, and $6.3 million and $3.0 million for the nine months ended September 30, 2007 and 2006, respectively.

Intangibles, excluding goodwill, consisted of the following at September 30, 2007 and December 31, 2006:

		September 30, 2007 (unaudited)			December 31, 2006
	Useful Life	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
		(in thousands)
Intangible assets subject to amortization:
Websites	5 years	$28,988	$(7,917)	$21,071	$28,988	$(3,569)	$25,419
Software	2 - 5 years	4,089	(1,861)	2,228	4,089	(839)	3,250
Vendor agreements	3 years	2,996	(1,364)	1,632	2,996	(614)	2,382
Assembled workforce	7 years	1,319	(93)	1,226	—	—	—
Purchased domain names	3 years	165	(123)	42	165	(84)	81
		37,557	(11,358)	26,199	36,238	(5,106)	31,132
Intangible assets not subject to amortization:
Domain names	indefinite life	2,230	—	2,230	2,230	—	2,230
Total		$39,787	$(11,358)	$28,429	$38,468	$(5,106)	$33,362

Note 6—Assembled Workforce

In April 2007, the Company entered into a purchase agreement with its outsourced call center provider to bring in-house certain sales and customer service employees based in the Philippines, who were providing support to the Company through this provider. The purchase price to acquire this assembled workforce was approximately $1.7 million. In order to properly account for this transaction, the Company obtained an independent third party valuation of the components of this contract.  The valuation resulted in the recognition of an intangible asset, “assembled workforce,” with a fair value of $1.3 million and an estimated useful life of seven years.  The remaining $400,000 of the purchase price was recorded as marketing expense.

Under the terms of the purchase agreement, approximately 182 of the provider’s employees were given the opportunity to become U.S. Auto Parts employees. As of the closing of this transaction, 171 of these employees agreed to transition over to direct employment by the Company’s Philippines subsidiary. The Company has also entered into an agreement to lease workstations in the provider’s facility in the Philippines for a period of six months after the closing date.

Note 7—Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the potential loss, if any, cannot be reasonably estimated. However, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flow of the Company, with the exception of the items noted below. The Company maintains various liability insurance coverages to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations.

Ford Global Technologies, LLC

On December 2, 2005, Ford Global Technologies, LLC (“Ford”) filed a complaint with the United States International Trade Commission (“USITC”) against the Company and five other named respondents, including four Taiwan-based manufacturers. On December 12, 2005, Ford filed an amended complaint. Both the complaint and the amended complaint charged the Company and the other respondents with infringement of 14 design patents that Ford alleges cover eight parts on the 2004-2005 Ford F-150 trucks (the “Ford Design Patents”). Ford asked the USITC to issue a permanent general exclusion order excluding from entry into the United States all automotive parts that infringe the Ford Design Patents and that are imported into the United States, sold for importation in the United States, or sold within the United States after importation. Ford also sought a permanent order directing the Company and the other respondents to cease and desist from, among other things, selling, marketing, advertising, distributing and offering for sale imported automotive parts that infringe the Ford Design Patents. The Company filed its response to the complaint with the USITC in January 2006 denying, among other things, that any of the Ford Design Patents is valid and/or enforceable and, further, denying each and every allegation of infringement. The Company also asserted several affirmative defenses, any of which, if successful, would have precluded the USITC from granting any of Ford’s requested relief. Some of these defenses were struck by the Administrative Law Judge (“ALJ”) in response to motions by Ford. Additionally, four of the Ford Design Patents were dropped from the investigation at Ford’s request. A hearing before the ALJ occurred in August 2006.

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

On August 23, 2007, the Company also appealed to the United States Court of Appeals for the Federal Circuit, seeking a review and reversal of the portion of the Commission’s March 20, 2007, Final Determination finding a violation of Section 337.  Ford’s Petition for Review and the Company’s appeal have been consolidated and are currently pending before the United States Court of Appeals for the Federal Circuit. Due to the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome of the litigation.  An unfavorable result could have a material adverse effect on the Company.  However, the Company believes the potential liability is not probable or reasonably estimatable and has recorded no amount related to this matter as of September 30, 2007.

Securities Litigation

On March 24, 2007, a putative stockholder class action lawsuit was filed against the Company and certain officers, directors and underwriters in the U.S. District Court for the Central District of California.  The complaint alleges that the Company filed a false Registration Statement in connection with the Company’s initial public offering in violation of Section 11 and Section 15 of the Securities Act of 1933, as amended (the “Securities Act”).  On April 26, 2007, a second complaint containing substantially similar allegations was filed, and also included a claim under Section 12(a)(2) of the Securities Act.  The complaints were consolidated on May 15, 2007.  A lead plaintiff was selected on August 9, 2007.  The amended consolidated complaint was filed on October 4, 2007, alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act.  The amended complaint is against the Company and certain current and former officers, as well as Oak Investment Partners XI, LP, and the underwriters involved in the initial public offering. The amended consolidated complaint alleges that the Company’s Registration Statement failed to disclose material information and misstated the Company’s financial results.  Plaintiffs seek compensatory damages, restitution, unspecified equitable relief, as well as attorneys’ fees and costs.  Defendants filed a motion to dismiss the amended consolidated complaint on October 31, 2007.  The hearing on the motion to dismiss is scheduled on December 20, 2007.  Defendants believe they have meritorious defenses and intend to vigorously defend the lawsuit.  Due to the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome of the litigation.  An unfavorable result could have a material adverse effect on the Company.  However, the Company believes the potential liability is not probable or reasonably estimatable and has recorded no amount related to this matter as of September 30, 2007.  On August 13, 2007, the Company received a letter from the SEC that indicated that the SEC had commenced an informal inquiry into the events leading up to the Company's announcement on March 20, 2007 of its financial results for the fourth quarter and year ended December 31, 2006.  The Company intends to fully cooperate with the SEC in this matter.

 Note 8—Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” which defines comprehensive income as non-stockholder changes in equity. Comprehensive income for each of the three and nine month periods ended September 30, 2007 and 2006, respectively, includes the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited, in thousands)
Net income	$894	$187	$1,901	$3,518
Foreign currency translation adjustments	67	(2)	97	6
Comprehensive income	$961	$185	$1,998	$3,524

Note 9—Reserve For Sales Returns

Sales discounts are recorded in the period in which the related sale is recognized. Credits are issued to customers for returned products. Credits amounted to $4.9 million and $3.8 million for the three months ended September 30, 2007 and 2006, respectively.  Likewise, credits amounted to $13.7 million and $7.5 million for the nine months ended September 30, 2007 and 2006, respectively. The Company’s sales returns and allowances reserve totaled $665,000 and $1.4 million at September 30, 2007 and December 31, 2006, respectively.

The following table provides an analysis of the reserve for sales returns:

	Balance at Beginning of Period	Charged to Revenue	Deductions	Balance at End of Period
	(unaudited, in thousands)
Reserve for sales returns
For the nine months ended, September 30, 2006	$170	$7,501	$(6,806)	$865
For the nine months ended September 30, 2007	1,408	13,737	(14,480)	665

Note 10—Income Taxes

For the three and nine months ended September 30, 2007, the effective tax rate for the Company was 41.5% and 40.8%, respectively. The effective tax rate for the three and nine months ended September 30, 2006 was 53.0% and 13.0%, respectively. The nine months ended September 30, 2006 effective tax rate is significantly lower because the Company converted from S-corporation status to C-corporation status in March 2006. These rates differed from the statutory rates due to various permanent non-deductible tax items, including share-based compensation and other permanent differences. In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has greater than 50 percent likelihood of being realized upon ultimate settlement. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits and no corresponding interest or penalties. The tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 11—Net Income Per Share

Net income per share has been computed in accordance with FASB Statement No. 128, “Earnings Per Share.” The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Income Per Share	(unaudited, in thousands, except share and per share data)
Numerator:
Net income	$894	$187	$1,901	$3,518
Denominator:
Weighted-average common shares outstanding (basic)	29,837,538	15,199,681	27,744,016	14,180,869
Common equivalent shares from conversion of preferred stock	—	6,633,255	947,608	5,151,099
Common equivalent shares from common stock options and warrants	172,353	43,932	57,897	30,221
Weighted-average common shares outstanding (diluted)	30,009,891	21,876,868	28,749,521	19,362,189

Basic net income per share	$0.03	$0.01	$0.07	$0.25
Diluted net income per share	$0.03	$0.01	$0.07	$0.18

Note 12—Share-Based Compensation

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

Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. As of September 30, 2007, the Company did not have an adequate history of market prices of its common stock as the Company only recently became a public company, and as such the Company estimates volatility in accordance with SAB No. 107 using historical volatilities of similar public entities. The expected life of an award is based on a simplified method which defines the life as the average of the contractual term of the option and the weighted average vesting period for all open tranches. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected life of the awards. The dividend yield assumption is based on the Company’s expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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
            There was $7.4 million of unrecognized compensation expense related to stock options as of September 30, 2007, which expense is expected to be recognized over a weighted-average period of 3.1 years. The table below summarizes stock option activity during the nine months ended September 30, 2007, which resulted in share-based compensation expense as follows:

	Nine Months Ended September 30, 2007 (unaudited)
	Shares	Weighted Average Exercise Price
Options outstanding, December 31, 2006	2,786,532	$8.74
Granted	2,563,469	6.76
Exercised	(13,830)	6.78
Expired	—	—
Forfeited	(939,484)	8.27
Options outstanding, September 30, 2007	4,396,687	$7.69
Options exercisable, September 30, 2007	2,221,561	$8.80

Note 13— Subsequent Events

On October 11, 2007, the Company's Philippines subsidiary entered into a new lease agreement for additional space to expand its current operations.  Under the terms of the lease, the Company will add approximately 10,000 square feet of space for a period of three years, effective September 1, 2007, for monthly rent of approximately $9,000.

On October 15, 2007, the Board of Directors adopted the 2007 New Employee Incentive Plan, without stockholder approval pursuant to Section 4350 (i)(1)(A)(iv) of the Nasdaq Marketplace Rules, and reserved 2,000,000 shares of common stock for issuance thereunder solely to new employees.

On October 12, 2007, the Company appointed Shane Evangelist as its Chief Executive Officer and entered into an Employment Agreement and two non-qualified stock option agreements with Mr. Evangelist to purchase up to an aggregate of one million shares of the Company’s common stock.  The two option agreements were issued pursuant to the 2007 New Employee Incentive Plan.  The first option entitles Mr. Evangelist to purchase up to 750,000 shares of the Company’s common stock, which vest over a four year period and a performance-based option to purchase up to an aggregate of 250,000 shares of the Company’s common stock, which vest based upon the attainment of certain stock price metrics.

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

Overview

We are a leading online provider of aftermarket auto parts, including body parts, engine parts and performance parts and accessories. Our user-friendly websites provide customers with a broad selection of SKUs, with detailed product descriptions and photographs. Our proprietary product database maps our SKUs to product applications based on vehicle makes, models and years. We principally sell our products to individual consumers through our network of websites and online marketplaces. Our flagship websites are located at www.partstrain.com and www.autopartswarehouse.com. We believe our strategy of disintermediating the traditional auto parts supply chain and selling products directly to customers over the Internet allows us to more efficiently deliver products to our customers while generating higher margins.

Our History. We were formed in 1995 as a distributor of aftermarket auto parts and launched our first website in 2000. We rapidly expanded our online operations, increasing the number of SKUs sold through our e-commerce network, adding additional websites, improving our Internet marketing proficiency and commencing sales in online marketplaces. As a result, our business has grown since 2000, generating net sales of $123.6 million for the nine months ended September 30, 2007.

International Operations. In April 2007, we entered into a purchase agreement to bring in-house certain sales and customer service employees based in the Philippines who were providing support to us through our outsourced call center provider, Access Worldwide. Under the terms of this purchase agreement, approximately 182 employees of Access Worldwide were given the opportunity to become employees of our Philippines subsidiary and join our existing direct employees in the Philippines. As of the closing of this transaction, approximately 171 of the Access employees had agreed to transition over to direct employment by our Philippines subsidiary. The purchase price for the right to acquire this assembled workforce was approximately $1.7 million.  We are in the process of opening a new call center in the Philippines to accommodate the additional employees and expect to spend up to $1.4 million on such facility in 2007. We anticipate completing this new call center in the fourth quarter of this year. In addition to our Philippines operations, we have outsourced call center operations in India and own a Canadian subsidiary to facilitate sales of our products in Canada.  We believe that the cost advantages of our offshore operations provide us with the ability to grow our business in a cost-effective manner, and we expect to continue to add headcount and infrastructure to our offshore operations.

Partsbin Acquisition. In May 2006, we completed the acquisition of Partsbin. As a result of this acquisition, we expanded our product offering and product catalog to include performance parts and accessories and additional engine parts, enhanced our ability to reach more customers, significantly increased our net sales and added a complementary, drop-ship order fulfillment method. Partsbin also expanded our international operations by adding a call center in the Philippines and an outsourced call center in India, as well as a Canadian subsidiary to facilitate sales in Canada. We also augmented our technology platform and expanded our management team. The purchase price for Partsbin consisted of $25.0 million in cash, promissory notes in the aggregate principal amount of $5.0 million payable to the former stockholders of Partsbin and 1,983,315 shares of our common stock. We continue to integrate Partsbin and we may pursue additional acquisition opportunities in the future to increase our share of the aftermarket auto parts market or expand our product offerings.

New Chief Executive Officer. Shane Evangelist succeeds Mehran Nia, who has served as the Company’s President and Chief Executive Officer since founding the Company in 1995 until October 12, 2007.  Mr. Nia will continue to serve on the Board of Directors of the Company and will be working with Mr. Evangelist to facilitate an orderly transition of his responsibilities. Prior to joining U.S. Auto Parts, Mr. Evangelist served as Senior Vice President and General Manager of Blockbuster Online where he was responsible for leading the creation, development and launch of Blockbuster’s online movie rental service.

 Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, sales returns and allowances, uncollectible receivables, inventory reserves, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the nine months ended September 30, 2007, as compared to those policies disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2006.

In June 2006, the FASB issued FIN 48, effective for us beginning January 1, 2007.  FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The impact of our reassessment of our tax positions in accordance with FIN 48 did not have a material impact on our results of operations, financial condition or liquidity. For additional information regarding the adoption of FIN 48, see Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Results of Operations

The following table sets forth certain unaudited statements of income data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited, in thousands)
Net sales	$37,787	$38,324	$123,642	$83,295
Cost of sales	24,096	25,903	82,497	53,779
Gross profit	13,691	12,421	41,145	29,516
Operating expenses:
General and administrative	3,184	2,758	9,715	7,013
Marketing	4,917	4,979	15,738	10,134
Fulfillment	1,920	1,224	5,499	3,589
Technology	438	381	1,394	898
Amortization of intangibles	2,097	2,086	6,251	3,037
Total operating expenses	12,556	11,428	38,597	24,671
Income from operations	1,135	993	2,548	4,845
Other income (expense):
Loss from disposition of assets	—	—	—	(5)
Other income (expense)	3	(2)	8	155
Interest income (expense), net	389	(593)	654	(950)
Total other income (expense)	392	(595)	662	(800)
Income before income taxes	1,527	398	3,210	4,045
Income tax provision	633	211	1,309	527
Net income	$894	$187	$1,901	$3,518

Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006

Net Sales and Gross Margin
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited, in thousands)
Net sales	$37,787	$38,324	$123,642	$83,295
Cost of sales	24,096	25,903	82,497	53,779
Gross profit	$13,691	$12,421	$41,145	$29,516
Gross margin	36.2%	32.4%	33.3%	35.4%

Net sales decreased 1.3% and increased 48.4% to $37.8 million and $123.6 million for the three and nine months ended September 30, 2007, respectively, from the same periods in the previous year. The quarter over quarter decrease was primarily driven by lower e-commerce sales while the nine month increase from the same period in the prior year was primarily the result of the acquisition of Partsbin in May 2006. This acquisition added a significant number of SKUs in performance parts, accessories and engine parts to our product offering.

Our e-commerce sales decreased 3.3% and grew 55.1% to $29.0 million and $94.3 million for the three and nine months ended September 30, 2007 compared to $30.0 million and $60.8 million for the three and nine months ended September 30, 2006, respectively.  Our online marketplace sales remained stable at $4.6 million and grew 42.6% to $16.4 million for the three and nine months ended September 30, 2007, respectively.  The decrease in sales for the three months reflects the strategic decision to continue to focus on higher margin sales to drive improved profitability.  During the third quarter, unprofitable revenue streams including international sales and special order sales were reduced, further strategic pricing increases were implemented and advertising spend was decreased to optimize marketing return on investment “ROI” in our paid search efforts. These strategies resulted in the desired consequences of gross margin improvement and higher profitability.  In addition, the initial roll-out of significant website navigation changes related to the implementation of the Unified Catalog negatively impacted sales, which is typical of this kind of complex roll-out.  The increase in both e-commerce and online marketplace sales for the nine months included the contribution from Partsbin product sales since May 2006.

The total number of e-commerce orders decreased 9.7% and increased 48.5% to 243,000 and 768,000 orders for the three and nine months ended September 30, 2007, respectively.  The average order value increased during the three months ended September 30, 2007 to $120 versus $111 during the same period in the previous year.

Net sales of our Kool-Vue product-line and sales of other products through our wholesale channel remained constant at $3.6 million and increased 8.3% to $11.8 million, respectively for the three and nine months ended September 30, 2007 compared to the same periods in the prior year, but declined as a percentage of net sales. We anticipate that sales through our wholesale channel and Kool-Vue product line will continue to decline as a percentage of net sales in the future due to our primary focus on our online business.

We have historically experienced seasonality in our business. We expect seasonality to continue in future years as automobile collisions during inclement weather generally creates increased demand for auto body parts in winter months and consumers often undertake projects to maintain and enhance the performance of their automobiles in the summer months. We anticipate that seasonality will continue to have a material impact on our financial condition and results of operations during any given year.

Gross profit increased during the three months ended September 30, 2007 due to higher product margins and during the nine months ended September 30, 2007 due to higher sales volumes compared to the same periods in the prior year. Gross margins increased for the three month period by 3.8% to 36.2% and decreased 2.2% to 33.3% for the nine months ended September 30, 2007 compared to the same period in the prior year.  The increase in gross margin during the three month period ended September 30, 2007 was primarily due to the reduction of unprofitable revenue streams, continued strategic pricing improvements, and added volume from the Tennessee distribution center.  The decrease in gross margin during the nine months ended September 30, 2007 was due to the full inclusion of Partsbin drop-ship products which generally carry lower gross margins, while for the nine months ended September 30, 2006 Partsbin was included since May 2006.  For the nine month period ended September 30, 2007, freight expense as a percentage of net sales was 12.5% compared to 12.2% of net sales for the nine months ended September 30, 2006. Freight expense as a percentage of net sales for the three months ended September 30, 2007 increased to 11.6% from 10.7% for the same period in the previous year.

General and Administrative Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited, in thousands)
General and administrative expense	$3,184	$2,758	$9,715	$7,013
Percent of net sales	8.4%	7.2%	7.9%	8.4%

General and administrative expense increased 15.4% and 38.5% for the three and nine months ended September 30, 2007, respectively from the same periods in the previous year primarily due to the following:   Increased payroll and related expenses in the amount of $90,000 for the three months ended September 30, 2007 and $500,000 for the nine months ended September 30, 2007, related to the hiring of additional personnel. Merchant fees for the three month period decreased by $100,000 relative to the same period in the prior year due to lower online sales and increased $700,000 for the nine months ended September 30, 2007 due to higher online sales but as a percentage of net sales, remained relatively constant during both the three and nine month periods.   The increase in general and administrative expense also included higher share-based compensation of $200,000 and $900,000 for the three and nine months ended September 30, 2007, respectively.  In the current year, we incurred additional expenses relating to legal and professional fees and insurance coverage not incurred in the previous year.  Legal and professional fees for the three and nine months ended September 30, 2007, were $500,000 and $1.4 million, respectively.  The increase in legal and professional fees primarily relates to costs incurred for the defense of our securities class action litigation and compliance related matters for operating as a public company. The increase in general and administrative expense was partially offset by a $200,000 reduction in software amortization for the three months ended September 30, 2007, and $900,000 for the nine months ended September 30, 2007.

During the three and nine months ended September 30, 2007, share-based compensation expense increased by $200,000 and $1.1 million, respectively.  Share-based compensation expense was determined in accordance with SFAS 123(R). Based on options outstanding as of September 30, 2007, we expect to recognize $7.4 million in additional expense in the following periods:

●	Three months ending December 31, 2007	$700,000
●	Year ending December 31, 2008	$2.5 million
●	Year ending December 31, 2009	$2.4 million
●	Year ending December 31, 2010	$1.5 million
●	Nine months ending September 30, 2011	$300,000

We anticipate that we will incur increased general and administrative expense for the remainder of 2007 and in future periods as a result of operating as a public company including increased legal and accounting fees, higher insurance premiums, higher personnel and employee benefit costs and increased non-employee director costs. We expect that the costs of compliance associated with our operation as a public company, including the requirements relating to improving and documenting our internal controls and procedures, as well as changes in corporate governance practices, will be significant. In addition, complying with SEC inquiries and defending securities litigation against us could result in substantial costs, which could cause our general and administrative expense to increase in the future.

Marketing Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited, in thousands)
Marketing expense	$4,917	$4,979	$15,738	$10,134
Percent of net sales	13.0%	13.0%	12.7%	12.2%

Marketing expense decreased 1.2% for the three month period and increased 55.3% for the nine months ended September 30, 2007, from the same periods in the previous year.  Marketing personnel costs increased during the three and nine month periods ending September 30, 2007 by $600,000 and $3.2 million due to the expansion of our sales and marketing team, offset by lower advertising expense of $800,000 for the three months, yet higher advertising of $1.7 million for the nine months.

In addition, in April 2007, we completed the acquisition of our Philippines sales force from our outsourced call center provider.  As of September 30, 2007, 171 employees had transitioned to direct employment with our Philippines subsidiary. Going forward, we expect our personnel costs included in marketing expense to increase as a result of this additional headcount. We anticipate this increase to be fully offset by a reduction in our outsourced services expense as a result of bringing these employees in-house. The purchase price for the assembled workforce was approximately $1.7 million. Of this amount, approximately $400,000 was included as marketing expense during the first three months of 2007. The approximate remaining $1.3 million was capitalized as an intangible asset in accordance with SFAS 142 “Goodwill and Other Intangible Assets.”  The intangible will be amortized over seven years beginning in April 2007.

Fulfillment Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited, in thousands)
Fulfillment expense	$1,920	$1,224	$5,499	$3,589
Percent of net sales	5.1%	3.2%	4.4%	4.3%

    Fulfillment expense increased 56.9% and 53.2% for the three and nine months ended September 30, 2007, respectively from the same periods in the previous year primarily due to $400,000 and $1.3 million in additional personnel costs. We expanded the number of warehouse and purchasing employees during the first nine months of 2007.

Technology Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited, in thousands)
Technology expense	$438	$381	$1,394	$898
Percent of net sales	1.2%	1.0%	1.1%	1.1%

Technology expense increased 15.0% and 55.2% for the three and nine months ended September 30, 2007 from the same periods in the previous year.  The primary reason for the increase in the three month period was an increase in computer related support expense of $50,000 and the nine month period increase was due to higher communication expense of $300,000.  Both increases were to support the expansion of our communications infrastructure. For the remainder of 2007, we expect technology expense as a percent of net sales to continue to increase due to the hiring of additional employees and increased investment in our overall technology platform.

Amortization of Intangibles
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited, in thousands)
Amortization of intangibles	$2,097	$2,086	$6,251	$3,037
Percent of net sales	5.5%	5.4%	5.1%	3.6%

Amortization of intangibles remained consistent for the three month period and increased 105.8% for the nine month period ended September 30, 2007, compared to the same period in the prior year primarily due to the intangible assets acquired pursuant to the acquisition of Partsbin in May 2006 and the assembled workforce acquired in April 2007.  We preliminarily estimate aggregate amortization expense related to these intangibles as follows:

●	Three months ending December 31, 2007	$2.1 million
●	Year ending December 31, 2008	$8.4 million
●	Year ending December 31, 2009	$6.9 million
●	Year ending December 31, 2010	$6.0 million
●	Year ending December 31, 2011 and beyond	$2.8 million

Other Income (Expense), Net
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited, in thousands)
Other income (expense), net	$392	$(595)	$662	$(800)
Percent of net sales	1.0%	(1.6)%	0.5%	(1.0)%

The increase in other income (expense), net during the three and nine months ended September 30, 2007 was primarily due to an increase of $400,000 and $1.2 million, respectively in interest income related to higher cash balances. For the nine months ended September 30, 2007, other income (expense), net included $273,000 of non-cash interest expense from the write-off of the remaining debt discount during the first three months of 2007. Upon completion of our initial public offering, we reduced our long-term indebtedness by approximately $28.0 million, which has and is expected to continue to significantly decrease our interest expense for the balance of 2007.

We expect to continue to record higher interest income throughout 2007 relative to 2006 due to investing the proceeds of the initial public offering.  Our investment policy seeks to preserve principal, maintain liquidity, provide for diversification and prohibits investments in any subprime issuance. Investments are generally tax exempt AAA rated auction rate securities to minimize credit and market risk exposure.

Liquidity and Capital Resources

We have historically funded our operations from cash generated from operations, credit facilities, bank and stockholder loans, equity financing and capital lease financings. At September 30, 2007, the only notes payable outstanding related to $1.0 million payable to the former stockholders of Partsbin. We had no balance outstanding under our term loans or our bank line of credit, which expires on July 31, 2009 and bears interest at prime minus 0.5%.

We had cash and cash equivalents of $17.2 million and short-term investments in auction rate securities of $25.0 million for a total of $42.2 million in highly liquid assets as of September 30, 2007, representing a $39.8 million increase from $2.4 million in cash and cash equivalents as of December 31, 2006. The increase in our cash and cash equivalents and short-term investments as of September 30, 2007 was primarily due to the net proceeds from our initial public offering that was completed in February 2007. We received net cash proceeds from our initial public offering of approximately $71.5 million after deducting the underwriting discounts and commissions and offering expenses.  Approximately $28.0 million of the net proceeds from the offering was used to repay our outstanding indebtedness of approximately $18.0 million and $10.0 million under two term loans to our commercial lender. In addition, we paid $4.0 million on the notes payable to the former stockholders of Partsbin.

We had working capital of $46.1 million as of September 30, 2007, which was primarily due to the cash generated from our initial public offering. We anticipate that our existing cash balances, cash generated from operations and funds available under our line of credit will be sufficient to meet our working capital needs and expected capital expenditures for at least the next twelve months. Our future capital requirements may, however, vary materially from those now planned or anticipated. Changes in our operating plans, lower than anticipated net sales, increased expenses or other events, including those described in “Risk Factors,” may cause us to seek additional debt or equity financings in the future. Financings may not be available on acceptable terms, on a timely basis, or at all, and our failure to raise adequate capital when needed could negatively impact our growth plans, our financial condition, and results of operations.

In June 2007, we opened a new distribution center in Tennessee.  This distribution center is operated by a third party and is intended to stock and distribute performance parts and accessories.  We intend to continue to add inventory to this location during the remainder of 2007.  In addition to this third party distribution center, we are assessing the feasibility and economic value of opening a separate distribution facility in Tennessee that would be operated by us and house a broader range of products.  We expect to finalize our plans on this distribution center in the fourth quarter of 2007. We also are assessing the feasibility of opening or relocating our distribution center in California, potentially resulting in moving the facility to a new location.

Our Philippines subsidiary entered into two new lease agreements in August 2007 and one additional lease in October 2007.  These facility expansions will be used to expand our call center operations as well as non-call center operations including marketing, catalog, technology and administrative personnel.   We anticipate these facilities to be operational by the end of 2007.  While these new facilities are being finished, we are renting workstations from a third party.  We expect to capitalize as leasehold improvements, up to $1.4 million on these facilities in the remainder of 2007.

Seasonality

We believe our business is subject to seasonal fluctuations. We have historically experienced higher sales of auto body parts in winter months when inclement weather and hazardous road conditions typically result in more automobile collisions. Engine parts and performance parts and accessories have historically experienced higher sales in the summer months when consumers have more time to undertake elective projects to maintain and enhance the performance of their automobiles and the warmer weather during that time is conducive for such projects. We expect the historical seasonality trends to continue to have a material impact on our financial condition and results of operations in any given year.

Inflation

Inflation has not had a material impact upon our operating results, and we do not expect it to have such an impact in the near future, however we cannot assure you that our business will not be affected by inflation in the future.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We do not hold any derivative financial instruments that could expose us to significant market risk. Our primary market risk exposure with regard to financial instruments is changes in interest rates and risk associated with holding auction rate securities. We also have some exposure related to foreign currency fluctuations.

Interest Rate Risk. As of September 30, 2007, our only interest rate risk involved our line of credit with our principal lender and the $1.0 million in notes payable to the former Partsbin stockholders. Although there were no borrowings outstanding under our line of credit at September 30, 2007, changes in the monthly LIBOR rate could affect the rate we pay on the $1.0 million notes payable and the rates at which we could borrow funds under the line of credit. A 1% increase or decrease in LIBOR, however, would result in an immaterial change in interest expense related to our outstanding borrowings.

Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. While our operating expenses in the Philippines are generally paid in Philippine pesos, and Canadian website sales are denominated in Canadian dollars, fluctuations in currency rates have only had a nominal impact on our operations historically, due to the low nominal dollars associated with the foreign operations.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, the end of the period covered by this periodic report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Beginning with the first quarter of this year, we implemented remediation plans in order to eliminate the material weakness, including the following:

•	We hired a Vice President of Finance, a General Counsel, a Manager of Finance, three Senior Accountants and a Senior Financial Analyst.

•	Additional information systems personnel have been hired and system issues, including necessary alternatives, have been evaluated and revised or corrected.

•	We have prepared process documentation related to our key assumptions, estimates and accounting policies and procedures.

•	We added an internal audit department.

As of September 30, 2007, we believe that we have remediated the material weakness related to the lack of finance and accounting personnel and improved process documentation surrounding our accounting policies and procedures.  We will continue to implement remediation plans to address the identified material weakness relating to technology and accounting systems during the fourth quarter of this year.

Changes in Internal Control Over Financial Reporting

Except as set forth above, we did not make any changes in our internal control over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information set forth under Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item I of this report, is incorporated herein by reference.

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

We acquire substantially all of our products from manufacturers and distributors located in Taiwan, China and the United States. Our top ten suppliers represented approximately 64% of our total product purchases during the first nine months of 2007. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner.  We continue to enter into supply agreements with our U.S. based suppliers and our primary drop-ship vendors.  In addition, our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face may increase the cost of the products we purchase from them. In addition, the trend towards consolidation among auto parts suppliers may disrupt or end our relationship with some suppliers, and could lead to less competition and, consequently, higher prices.

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

Two class action lawsuits have been filed against us and certain of our officers and directors and there is an SEC informal inquiry into this matter, which could result in significant costs and a diversion of our management’s efforts.

We and certain of our officers, directors, and underwriters have been served with two complaints associated with class action lawsuits alleging violations of federal securities law in connection with our initial public offering. While we believe we have meritorious defenses and plan to defend vigorously any such claims made against us, we cannot assure you that these actions will be resolved without incurring significant costs and/or resulting in the diversion of the attention of management and other key employees. The resolution of this pending securities litigation and the defense of any additional litigation that may arise could result in significant costs and any unfavorable outcome could have a material adverse effect on our business.  In August 2007, we also received a letter from the SEC that indicated that the SEC had commenced an informal inquiry into the events leading up to our announcement on March 20, 2007 of our financial results for the fourth quarter and year ended December 31, 2006.  We intend to fully cooperate with the SEC in this matter. The preparation of any response in connection with SEC inquiry and any unfavorable outcome could result in significant costs that could have a material adverse effect on the business.

Challenges by OEMs to the validity of aftermarket auto parts and claims of infringement could adversely affect our business and the viability of the aftermarket auto parts industry.

Original equipment manufacturers have attempted to use claims of intellectual property infringement against manufacturers and distributors of aftermarket auto parts to restrict or eliminate the sale of aftermarket auto parts that are the subject of the claims. We have received in the past, and we anticipate we may in the future receive, communications alleging that certain products we sell infringe third-party patents, copyrights, trademarks and trade names or other intellectual property rights. For example, in December 2005, Ford Global Technologies, LLC filed a complaint with the United States International Trade Commission, or USITC, against us and five other named respondents, including four Taiwan-based manufacturers. Ford alleged in this action that we and the other respondents infringed 14 design patents, or the Ford Design Patents (four of which were subsequently dropped from the investigation at Ford’s request) that Ford claims cover eight parts for the 2004-2005 Ford F-150 truck. Ford asked the USITC to issue a permanent general exclusion order excluding from entry into the United States all auto parts that infringe the ten Ford design patents and that are imported into the United States, sold for importation in the United States, or sold within the United States after importation. Ford also sought a permanent order directing us and the other respondents to cease and desist from, among other things, selling, marketing, advertising, distributing and offering for sale imported auto parts that infringe the design patents. The administrative law judge issued an initial determination on December 4, 2006 finding three of the ten  Ford Design Patents invalid, but upholding the validity and enforceability of the other seven Ford Design Patents. The judge further ruled that the importation of automotive parts allegedly covered by these seven patents violates Section 337 of the Tariff Act of 1930, as amended. This initial determination was subject to review by the USITC but became final upon notice by the USITC in March 2007 of its decision not to review the determination made by the administrative law judge.

On May 1, 2007, we and other respondents petitioned the USITC to reconsider its March 2007 ruling not to review the determination made by the ALJ regarding the seven Ford Design Patents found valid and infringed, in light of the U.S.Supreme Court’s April 30, 2007 decision in KSR International, Inc, v. Teleflex, Inc. The USITC issued a “Notice of Commission Determination To Waive Reconsideration Rule Deadline And To Extend Target Date” on May 4, 2007. In this Notice, the USITC indicated that it would consider the petition and extended the target date for issuing a final order to June 6, 2007.  On June 6, 2007, the USITC denied the petition for reconsideration, terminated its investigation and issued a general exclusion order.  The commission denied Ford’s request for a cease and desist order. The general exclusion order prohibits the importation, sale for importation, or sale in the United Stated after importation of aftermarket collision parts that infringe any of Ford’s seven design patents previously determined to be valid. The final determination by the USITC was subject to review by the President of the United States, who is authorized to disapprove Commission orders for policy considerations.  The mandatory 60-day Presidential review period, ended on August 6, 2007, with the President taking no action.

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

On August 23, 2007, the Company also appealed to the United States Court of Appeals for the Federal Circuit, seeking a review and reversal of the portion of the Commission's March 20, 2007, Final Determination finding a violation of Section 337.  Ford's Petition for Review and the Company's appeal have been consolidated and are currently pending before the United States Court of Appeals for the Federal Circuit.

To date, our sales of these parts have been minimal, but as the design for the 2004 model is incorporated into later year models of the F-150 and these trucks have been on the road longer, sales of aftermarket replacement parts for these trucks may increase substantially. Furthermore, if Ford continues to pursue, expands or escalates its claims against us, if there is an unfavorable outcome of the pending appeal, or if other OEMs commence similar actions, and any of them are successful in these actions, we could be restricted or prohibited from selling certain aftermarket products and the aftermarket auto parts industry could decline significantly, which could have a material adverse effect on our business, financial condition and results of operations.

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

The integration of Partsbin has, and may continue to, involve the consolidation of diverse business cultures, require substantial time and expenses, and distract management from other business matters. In addition, this acquisition includes significant intangible assets that are subject to periodic impairment testing which could result in substantial accounting charges. We have recently discovered some integration issues related to the Partsbin acquisition that were largely related to lower than expected order fill rates from drop-ship vendors in the fourth quarter of 2006 and lower pricing levels on our performance parts and accessories product category in the first quarter of 2007, which negatively impacted our gross margins during the second half of 2007. We cannot assure you that we will be able to adequately address these or other integration issues related to this acquisition. If we are unable to complete the integration of Partsbin in an efficient and timely manner, our business and operating results will be harmed.

We rely on a single provider for the majority of our outsourced call center operations in the Philippines, and our net sales, profit margins and customer satisfaction may decline if this relationship is terminated.

In connection with our acquisition of Partsbin, we expanded our outsourced call center operations in the Philippines and rely on a single provider for substantially all of such operations. In April 2007, we entered into a contract with such outsourced provider to transition many of their employees to us. This resulted in a payment by the Company to acquire this assembled workforce of approximately $1.7 million. Under the terms of the agreement, approximately 182 of the provider’s employees were given the opportunity to become U.S. Auto Parts employees. As of September 30, 2007, 171 of these employees had transitioned over to direct employment by our Philippines subsidiary. In addition, we entered into an agreement to lease workstations in the provider’s facility in the Philippines for a period of six months that we are looking to renew on favorable terms. We expect this transition will ultimately result in lower operating costs to us once complete, but we cannot assure you that we will be able to transition the employees on a timely basis, or at a reasonable cost. Any delay or decline in service by this provider or the termination of this relationship could harm our reputation, result in a significant decline in our net sales and increase our operating expenses.

We face intense competition and operate in an industry with limited barriers to entry, and some of our competitors may have greater resources than us and may be better positioned to capitalize on the growing e-commerce auto parts market.

The auto parts industry is competitive and highly fragmented, with products distributed through multi-tiered and overlapping channels. We compete with both online and offline retailers who offer OEM and aftermarket auto parts to either the do-it-yourself or do-it-for-me customer segments. Current or potential competitors include the following:

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

Our business is largely dependent on the personal efforts and abilities of key personnel including Shane Evangelist, our Chief Executive Officer,  and Michael McClane, our Chief Financial Officer, Executive Vice President of Finance, Treasurer and Secretary. Messrs. Evangelist, and McClane, as well as any of our other key employees, can terminate their employment relationship with us at any time. We do not maintain key person life insurance on any officer or employee. Our performance also depends on our ability to identify, attract, retain and motivate highly skilled technical, managerial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. The loss of any key employee or our inability to attract or retain other qualified employees could harm our business and results of operations.

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

We expect that our revenue and operating results will continue to fluctuate from quarter to quarter due to various factors, many of which are beyond our control. If our quarterly revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could significantly decline. In March 2007, our stock price decreased by approximately 45% following our announcement that our financial results for the quarter ended December 31, 2006 did not meet analysts’ expectations. The factors that could cause our operating results to continue to fluctuate include, but are not limited to:

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

We maintain business operations in the United States and the Philippines and an outsourced call center in India. These international operations include development and maintenance of our websites, software development, enhancements of our online marketing technologies, and sales and customer support services. We also operate a Canadian subsidiary to facilitate sales in Canada. We are subject to a number of risks and challenges that specifically relate to our international operations. Our international operations may not be successful if we are unable to meet and overcome these challenges, which could limit the growth of our business and may have an adverse effect on our business and operating results. These risks and challenges include:

•	difficulties and costs of staffing and managing foreign operations;

•	restrictions imposed by local labor practices and laws on our business and operations;

•	exposure to different business practices and legal standards;

•	unexpected changes in regulatory requirements;

•	the imposition of government controls and restrictions;

•	political, social and economic instability and the risk of war, terrorist activities or other international incidents;

•	The failure of telecommunications and connectivity infrastructure;

•	natural disasters and public health emergencies;

•	potentially adverse tax consequences;

•	the failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property; and

•	fluctuations in foreign currency exchange rates.

If our fulfillment operations are interrupted for any significant period of time or are not sufficient to accommodate increased demand, our sales would decline and our reputation could be harmed.

Our success depends on our ability to successfully receive and fulfill orders and to promptly deliver our products to our customers. The majority of orders for our auto body parts products are filled from our inventory in our distribution centers, where all our inventory management, packaging, labeling and product return processes are performed. Increased demand and other considerations may require us to expand our distribution centers or transfer our fulfillment operations to larger facilities in the future.

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

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on our distributors to manage inventory, process orders and distribute those products to our customers in a timely manner. For the first nine months of 2007, 10.3% of purchases were through a single supplier. Our agreement with this supplier may be terminated at any time by either party, with written notice and the appropriate notice period. If we do not maintain our existing relationships with our distributors on acceptable commercial terms, we will need to obtain other suppliers and may not be able to continue to offer a broad selection of merchandise at competitive prices, and our sales may decrease.

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

In recent years, we have experienced rapid growth that has placed, and will continue to place, pressures on our operational and financial infrastructure. Our workforce has increased from 114 employees as of December 31, 2003 to 735 employees as of September 30, 2007. Our net sales have increased from $31.7 million in 2003 to $120.1 million in 2006 and to $123.6 million for the nine months ended September 30, 2007. Our recent expansion and planned growth have placed, and are expected to continue to place, a strain on our infrastructure, operations and managerial resources. We intend to further increase the size of our operations, and we expect our operating expenses to increase, as we, among other things:

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

We have experienced brief computer system interruptions in the past, and we believe they will continue to occur from time to time in the future. Our systems and operations are also vulnerable to damage or interruption from a number of sources, including a natural disaster or other catastrophic event such as an earthquake, typhoon, volcanic eruption, fire, flood, terrorist attack, power loss, telecommunications failure, physical and electronic break-ins and other similar events. For example, our headquarters and the majority of our infrastructure, including some of our servers, are located in Southern California, a seismically active region. We also maintain offshore and outsourced operations in the Philippines, an area that has been subjected to a typhoon and a volcanic eruption in the past. In addition, California has in the past experienced power outages as a result of limited electrical power supplies due to recent fires in the southern part of the state. Such outages, natural disasters and similar events may recur in the future and could disrupt the operation of our business. Our technology infrastructure is also vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. Although the critical portions of our systems are redundant and backup copies are maintained offsite, not all of our systems and data are fully redundant. We do not presently have a formal disaster recovery plan in effect and may not have sufficient insurance for losses that may occur from natural disasters or catastrophic events. Any substantial disruption of our technology infrastructure could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders or operate our websites in a timely manner, or at all.

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

We regard our trademarks, trade secrets and similar intellectual property as important to our success. We rely on trademark and copyright law, and trade secret protection, and confidentiality and/or license agreements with employees, customers, partners and others to protect our proprietary rights. We cannot be certain that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, third parties may infringe or misappropriate our proprietary rights, and we could be required to incur significant expenses to preserve them. We have common law trademarks, as well as pending federal trademark registrations for several marks and one registered mark. Even if we obtain approval of such pending registrations, the resulting registrations may not adequately cover our inventions or protect us against infringement by others. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services may be made available online. We also currently own or control a number of Internet domain names, including www.usautoparts.net, www.partstrain.com and www.autopartswarehouse.com. We may be unable to protect these domain names or acquire or maintain relevant domain names in the United States and in other countries. If we are not able to protect our trademarks, domain names or other intellectual property, we may experience difficulties in achieving and maintaining brand recognition and customer loyalty.

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

Since the completion of our initial public offering in February 2007, the trading price of our common stock has been volatile, declining from a high closing sales price of $12.49 per share to a low closing sales price per share of $5.12. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance, may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Earlier this year, we and certain of our officers and directors and investment partner were served with two complaints associated with a class action lawsuit alleging violations of federal securities law in connection with our initial public offering, which could subject us to significant costs and liability. In addition, the SEC commenced an informal inquiry leading up to the Company’s announcement on March 20, 2007 of its financial results for the fourth quarter and year ended December 31, 2006

Our executive officers and directors own a significant percentage of our stock.

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

We completed our initial public offering in February 2007. As a public company, we have and expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company. These expenses are associated with our public company reporting requirements and certain corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and the new rules implemented by the SEC and the NASDAQ Stock Market. We expect that compliance with these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, will substantially increase our legal and financial compliance costs and will likely require us to hire additional personnel and/or consultants. Like many smaller public companies, we expect to face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The process of strengthening our internal control and complying with Section 404 will be expensive and time consuming, and will require significant time and attention from our management team. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a)	Exhibits

The following exhibits are filed herewith.

Exhibit No.	Description

10.1	Lease Agreement, dated October 11, 2007, by and between MBS Tek Corporation and Averon Holding Corporation.
31.1	Certification of the principal executive officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2007	U.S. AUTO PARTS NETWORK, INC.
(Registrant)

	By	/s/ SHANE EVANGELIST
Shane Evangelist,
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ MICHAEL J. McCLANE
Michael J. McClane,
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Lease Agreement, dated October 11, 2007, by and between MBS Tek Corporation and Averon Holding Corporation.
31.1	Certification of the principal executive officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002