Form 10-K
period 2007-12-31
U.S. Auto Parts Network, Inc.
filed 2008-03-28
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Registrant’s Telephone Number, Including Area Code: (310) 735-0085

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 29, 2007 was approximately $101,502,167 (based on the closing sales price of the registrant’s common stock on that date). For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 25, 2008, there were 29,846,757 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”).

U.S. AUTO PARTS NETWORK, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Unless the context requires otherwise, as used in this report, the terms “U.S. Auto Parts,” “we,” “us” and “our” refer to U.S. Auto Parts Network, Inc. and its subsidiaries, and the term “Partsbin” refers to All OEM Parts, Inc., ThePartsBin.com, Inc. and their affiliated companies, which we acquired in May 2006.

U.S. Auto Parts™, U.S. Auto Parts Network®, PartsTrain®, Partsbin™, Kool-Vue™ and Auto-Vend™ are our United States common law trademarks. All other trademarks and trade names appearing in this report are the property of their respective owners.

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

Overview

We are a leading online provider of aftermarket auto parts, including body parts, engine parts, performance parts and accessories. We principally sell our products, identified as stock keeping units (“SKUs”), to individual consumers through our network of websites and online marketplaces. Our user-friendly websites provide customers with a comprehensive selection of approximately 750,000 SKUs with detailed product descriptions and photographs. We have developed a proprietary product database that maps our SKUs to product applications based on vehicle makes, models and years.

Our online sales channel and relationships with suppliers enable us to eliminate several intermediaries in the traditional auto parts supply chain and offer a broad selection of SKUs. Additionally, as an online retailer, we believe greater economies of scale can be achieved than brick and mortar stores.

We were incorporated in 1995 as a distributor of aftermarket auto parts and launched our first website in 2000. Since then, we have continued to expand our online operations, increasing the number of SKUs sold through our e-commerce network, adding additional websites, improving our Internet marketing proficiency, and commencing sales on online marketplaces. In May 2006, we acquired Partsbin, an online retailer focused on selling engine parts and performance parts and accessories. This acquisition significantly expanded our product offerings and enhanced our ability to reach more customers. Our flagship websites are located at www.partstrain.com and www.autopartswarehouse.com, and our corporate website is located at www.usautoparts.net.

Our Products

We offer a broad selection of aftermarket auto parts. We frequently refine our product offering by introducing new merchandise lines and updating the existing product selection to offer a more complete and relevant product line and to remove low-selling or obsolete SKUs. We broadly classify our products into three categories — body parts, engine parts and accessories.

Body Parts. The body parts category is primarily comprised of parts for the exterior of an automobile. Our parts in this category are typically replacement parts for original body parts that have been damaged as a result of a collision or through general wear and tear. The majority of these products are sold through our websites. In addition, we sell an extensive line of mirror products, including our own private-label brand called Kool-Vue, which are marketed and sold as aftermarket replacement parts and as upgrades to existing parts. Body parts products are sold either primed or raw, which require additional steps such as priming and painting in order to create a finished product.

Engine Parts. The engine parts category is comprised of engine components and other mechanical and electrical parts, which are often referred to as hard parts. These parts serve as replacement parts for existing engine parts and are generally used by professionals and do-it-yourselfers for engine and mechanical maintenance and repair.

Accessories. The accessories category generally consists of parts designed to increase comfort, improve the physical appearance of the automobile’s interior or exterior or enhance a non-essential functionality. Our accessories are often used by our customers to make upgrades to the look and comfort of their automobiles.

Performance Parts. We offer performance versions of many parts sold in each of the above categories. Performance parts generally consist of parts that enhance the performance of the automobile, upgrade existing functionality of a specific part or improve the physical appearance of the automobile.

Our Sales Channels

Our sales channels include the online channel and the wholesale channel.

Online Sales Channel. Our online sales channel consists of our e-commerce channel and online marketplaces. Our e-commerce channel includes a network of e-commerce websites, supported by our call-center sales agents. Our e-commerce channel generated approximately 1.2 million placed orders for the year ended December 31, 2007. We also sell our products through our online marketplaces that provide us with access to additional consumer segments. The majority of our online sales are to individual consumers.

Wholesale Sales Channel. We sell to auto body shops and collision repair shops throughout Southern California via our wholesale sales channel. We also market our Kool-Vue products nationwide to auto parts wholesale distributors.

Our Fulfillment Operations

We fulfill customer orders using two primary methods: (i) stock-and-ship, where we take physical delivery of merchandise and store it in one of our distribution centers until it is shipped to a customer, and (ii) drop-ship, where merchandise is shipped directly to customers from our drop-ship suppliers. We believe that the flexibility of fulfilling orders using two different fulfillment methods allows us to offer a broader product selection, helps optimize product inventory and enhances our overall business profitability.

The selection of fulfillment methodology occurs at the time of order submission. When a customer submits an order, an invoice with an order number is created. Our fulfillment system then performs a check on the ordered item to determine if it is in stock at any of our distribution centers. Fulfillment teams in our distribution centers then process orders for in-stock products. Orders for non-stocked products are sent to our suppliers and processed via drop-ship. In most cases, our proprietary order processing technology allows us to monitor customer orders at each stage of the fulfillment process, from the time the customer places an order until the product is shipped.

Stock-and-Ship Fulfillment. Our stock-and-ship products are sourced primarily from manufacturers and other suppliers located in Asia and in the U.S. and are stored in one of our distribution centers in Carson, California or Clarksville, Tennessee. All products received into our distribution centers are entered into our inventory management systems, allowing us to closely monitor inventory availability. We consider a number of factors in determining which items to stock in our distribution centers, including which products can be purchased at a meaningful discount to domestic prices for similar items, which products have historically sold in high volumes, and which products may be out of stock when we attempt to fulfill via drop-ship.

Drop-Ship Fulfillment. We have developed relationships with several U.S.-based automobile parts distributors that operate their own distribution centers and will deliver products directly to our customers. We have internally developed a proprietary distributor selection system, Auto-Vend™, which allows us to electronically select multiple vendors for a given order. Auto-Vend™ will attempt to first vend an order to one of our warehouses. If the product is not in stock, the Auto-Vend™ will process the order to the next appropriate vendor based on contractual agreements and then service level history.

Suppliers

We source our products from foreign manufacturers and importers located in Taiwan and China, and from U.S. manufacturers and distributors. We typically order stock-and-ship products from our Asian manufacturers and importers, and utilize our U.S. based manufacturers and distributors for our drop-ship orders. We generally place large-volume orders with these suppliers and, as a result, may receive volume discounts on certain ordered products. Our domestic suppliers offer direct-to-customer shipping, allowing us to save on fulfillment costs and offer a broader selection of products. We have developed application programming interfaces with several of these suppliers that allow us to electronically transmit orders and check inventory availability. We are a significant customer for many of our drop-ship vendors and have long standing relationships with many of these suppliers. As a result, we generally enjoy favorable pricing as well as volume rebates, which we believe many of our competitors do not receive.

We have a contract with one of our major suppliers, WORLDPAC, Inc., which has an initial term of two years, and renews automatically, thereafter.

Marketing

Our online marketing efforts are designed to attract visitors to our websites, convert visitors into purchasing customers and encourage repeat purchases among our existing customer base. We use a variety of online marketing methods to attract visitors, including paid search advertising, search engine optimization, affiliate programs, e-mail marketing and inclusion in online shopping engines. To convert visitors into paying customers, we periodically run in-site promotions for discounted purchases. We seek to create cross-selling opportunities by displaying complementary and related products available for sale throughout the purchasing process. We utilize several marketing techniques, including targeted e-mails about specific vehicle promotions, to increase customer awareness of our products.

International Operations

We have established offshore operations in the Philippines and outsourced operations in India. Our offshore and outsourced operations allow us to access a workforce with the necessary technical skills at a significantly lower cost than comparably experienced U.S.-based professionals. Our offshore and outsourced operations are responsible for a majority of our website development, database management, customer service, phone sales, catalog management, and search engine marketing technologies. We currently use a single provider for our outsourced call center operations in India.

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

Competition

The auto parts industry is competitive and highly fragmented, with products distributed through multi-tiered and overlapping channels. We compete with both online and offline retailers who offer original equipment manufacturer (“OEM”) and aftermarket parts to either the do-it-yourself (“DIY”) or do-it-for-me (“DIFM”) customer segments. Current or potential competitors include the following:

•	national auto parts retailers such as Advance Auto Parts, AutoZone, CSK Auto, Napa Auto Parts, O’Reilly Automotive and Pep Boys;

•	large online marketplaces such as Amazon.com and sellers on eBay;

•	other online retailers;

•	local independent retailers or niche auto parts retailers; and

•	wholesale auto parts distributors such as LKQ Corporation.

We believe the principal competitive factors in our market are maintaining a proprietary product catalog that maps individual parts to relevant auto applications, broad product selection and availability, price, knowledgeable customer service, and rapid order fulfillment and delivery. We believe we compete favorably on the basis of these factors. However, some of our competitors may be larger, have stronger brand recognition or may have access to greater financial, technical and marketing resources or have been operating longer than we have.

Government Regulation

We are subject to federal and state consumer protection laws, including laws protecting the privacy of customer non-public information and the handling of customer complaints and regulations prohibiting unfair and deceptive trade practices. In addition, since 1998, most states have passed laws that prohibit or limit the use of aftermarket auto parts in collision repair work and/or require enhanced disclosure or vehicle owner consent before using aftermarket auto parts in such repair work. Additional legislation of this kind may be introduced in the future, and the growth and demand for online commerce has and may continue to result in more stringent consumer protection laws that impose additional compliance burdens on online companies. These laws may cover issues such as user privacy, spyware and the tracking of consumer activities, marketing e-mails and communications, other advertising and promotional practices, money transfers, pricing, content and quality of products and services, taxation, electronic contracts and other communications and information security.

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

Employees

As of December 31, 2007, we had 258 employees in the United States and 490 employees in the Philippines for a total of 748 employees. In addition, we also have approximately 29 people providing call center services to us in India through an outsourced relationship. None of our employees are represented by a labor union, and we have never experienced a work stoppage.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge on the Investor Relations section of our corporate website located at www.usautoparts.net as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The inclusion of our website address in this report does not include or incorporate by reference into this report any information on our website.

ITEM 1A.	RISK FACTORS

Our business is subject to a number of risks, some of which are discussed below. Other risks are presented elsewhere in this report and in the information incorporated by reference into this report. You should consider carefully the following risks in addition to the other information contained in this report and our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K, and amendments thereto, before deciding to buy, sell or hold our common stock. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe are not important may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline and you may lose all or part of your investment.

Purchasers of aftermarket auto parts may not choose to shop online, which would prevent us from acquiring new customers who are necessary to the growth of our business.

The online market for aftermarket auto parts is less developed than the online market for many other business and consumer products. Our success will depend in part on our ability to attract new customers and customers who have historically purchased auto parts through traditional retail and wholesale operations. Furthermore, we may have to incur significantly higher and more sustained advertising and marketing expenditures or may need to price our products more competitively than we currently anticipate in order to attract additional online consumers and convert them into purchasing customers. Specific factors that could prevent prospective customers from purchasing from us include:

•	concerns about buying auto parts without face-to-face interaction with sales personnel;

•	the inability to physically handle, examine and compare products;

•	delivery time associated with Internet orders;

•	concerns about the security of online transactions and the privacy of personal information;

•	delayed shipments or shipments of incorrect or damaged products;

•	increased shipping costs; and

•	the inconvenience associated with returning or exchanging items purchased online.

If the online market for auto parts does not gain widespread acceptance, our sales may decline and our business and financial results may suffer.

We depend on search engines and other online sources to attract visitors to our websites, and if we are unable to attract these visitors and convert them into customers in a cost-effective manner, our business and results of operations will be harmed.

Our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. We are significantly dependent upon search engines, shopping comparison sites and other online sources for our website traffic. We are included in search results as a result of both paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our sites. Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. We rely on both algorithmic and purchased listings to attract and direct consumers to our websites. Search engines, shopping comparison sites and other online sources revise their algorithms from time to time in an attempt to optimize their search results. If one or more of the search engines, shopping comparison sites or other online sources on which we rely for website traffic were to modify its general methodology for how it displays or selects our websites, resulting in fewer consumers clicking through to our websites, our financial results could be adversely affected. We operate a multiple website platform that generally allows us to provide multiple search results for a particular algorithmic search. If the search engines were to limit our display results to a single result or entirely eliminate our results from the algorithmic search, our website traffic would significantly decrease and our business would be materially harmed. If any free search engine or shopping comparison site on which we rely begins charging fees for listing or placement, or if one or more of the search engines, shopping comparison sites and other online sources on which we rely for purchased listings, modifies or terminates its relationship with us, our expenses could rise, we could lose customers and traffic to our websites could decrease. In addition, our success in attracting visitors who convert to customers will depend in part upon our ability to identify and purchase relevant search terms, provide relevant content on our sites, and effectively target our other marketing programs such as e-mail campaigns and affiliate programs. If we are unable to attract visitors to our websites and convert them to customers in a cost-effective manner, then our sales may decline and our business and financial results may be harmed.

If we are unable to manage the challenges associated with our international operations, the growth of our business could be limited and our business could suffer.

We maintain business operations in the United States and the Philippines and an outsourced call center in India. These international operations include development and maintenance of our websites, Internet marketing personnel, and sales and customer support services. We also operate a Canadian subsidiary to facilitate sales in Canada. We are subject to a number of risks and challenges that specifically relate to our international operations. Our international operations may not be successful if we are unable to meet and overcome these challenges, which could limit the growth of our business and may have an adverse effect on our business and operating results. These risks and challenges include:

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

Negative conditions in the global credit markets may impair the liquidity of a portion of our investments portfolio.

Our investment securities consist of high-grade auction rate securities. As of December 31, 2007, our short-term marketable securities were comprised of $22.7 million of high-grade (AAA rated) auction rate securities issued primarily by close end funds that primarily hold debt obligations from municipalities. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate securities. As of January 31, 2008, we held $24.9 million in auction rate securities. In response to the credit situation, on February 8, 2008, we instructed our investment advisor to liquidate all our investments in close end funds and move these funds into money market investments. Our investment manager successfully liquidated $17.1 million over the next three days in auctions. On February 13, 2008, we were informed that there was insufficient demand at auction for our remaining four of our high-grade auction rate securities, representing approximately $7.8 million. As a result, these affected securities currently are not liquid, and we do not know when we will have access to the capital in these investments. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal or until a future auction on these investments is successful, the securities are redeemed by the issuer or a secondary market emerges. If we cannot readily access these funds, we may be required to borrow funds or issue additional debt or equity securities to meet our capital requirements. At this time, management has not obtained sufficient evidence to conclude that these investments are impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.

Challenges by OEMs to the validity of aftermarket auto parts industry and claims of intellectual property infringement could adversely affect our business and the viability of the aftermarket auto parts industry.

OEMs have attempted to use claims of intellectual property infringement against manufacturers and distributors of aftermarket auto parts to restrict or eliminate the sale of aftermarket auto parts that are the subject of the claims. We have received in the past, and we anticipate we may in the future receive, communications alleging that certain products we sell infringe third-party patents, copyrights, trademarks and trade names or other intellectual property rights. For example, in December 2005, Ford Global Technologies, LLC filed a complaint with the United States International Trade Commission (“USITC” or the “Commission”), against us and five other named respondents, including four Taiwan-based manufacturers. Ford alleged in this action that we and the other respondents infringed 14 design patents, or the Ford Design Patents (four of which were subsequently dropped from the investigation at Ford’s request) that Ford claims cover eight parts for the 2004-2005 Ford F-150 truck. Ford asked the USITC to issue a permanent general exclusion order excluding from entry into the United States all auto parts that infringe the ten Ford design patents and that are imported into the United States, sold for importation in the United States, or sold within the United States after importation. Ford also sought a permanent order directing us and the other respondents to cease and desist from, among other things, selling, marketing, advertising, distributing and offering for sale imported auto parts that infringe the design patents. The administrative law judge issued an initial determination on December 4, 2006 finding three of the ten Ford Design Patents invalid, but upholding the validity and enforceability of the other seven Ford Design Patents. The judge further ruled that the importation of automotive parts allegedly covered by these seven patents violates Section 337 of the Tariff Act of 1930, as amended. This initial determination was subject to review by the USITC but became final upon notice by the USITC in March 2007 of its decision not to review the determination made by the administrative law judge.

On May 1, 2007, we and other respondents petitioned the USITC to reconsider its March 2007 ruling not to review the determination made by the ALJ regarding the seven Ford Design Patents found valid and infringed, in light of the U.S.Supreme Court’s April 30, 2007 decision in KSR International, Inc. v. Teleflex, Inc. The USITC issued a “Notice of Commission Determination To Waive Reconsideration Rule Deadline And To Extend Target Date” on May 4, 2007. In this Notice, the USITC indicated that it would consider the petition and extended the target date for issuing a final order to June 6, 2007. On June 6, 2007, the USITC denied the petition for reconsideration, terminated its investigation and issued a general exclusion order. The USITC denied Ford’s request for a cease and desist order. The general exclusion order prohibits the importation, sale for importation, or sale in the United Stated after importation of aftermarket collision parts that infringe any of Ford’s seven design patents previously determined to be valid. The final determination by the USITC was subject to review by the President of the United States, who is authorized to disapprove Commission orders for policy considerations. The mandatory 60-day Presidential review period ended on August 6, 2007 without the President taking any action.

While the portion of the Commission’s March 20, 2007 ruling finding a violation of Section 337 did not become final appealable order until the end of the Presidential review period, the Commission’s finding of no violation of Section 337 as to the three of Ford’s Design Patents held invalid was not subject to Presidential review, and became a final appealable order as of March 20, 2007. Accordingly, on May 18, 2007, Ford filed a Petition For Review at the United States Court of Appeals for the Federal Circuit seeking review and reversal of the portion of the USITC’s March 20, 2007 final determination that concluded three of the Ford Design Patents were invalid.

On August 23, 2007, we also appealed to the United States Court of Appeals for the Federal Circuit, seeking a review and reversal of the portion of the USITC’s March 20, 2007 final determination finding a violation of Section 337. Ford’s Petition for Review and our appeal have been consolidated and are currently pending before the United States Court of Appeals for the Federal Circuit.

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

We expect that our revenue and operating results will continue to fluctuate from quarter to quarter due to various factors, many of which are beyond our control. If our quarterly revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could significantly decline. In March 2007, our stock price decreased by approximately 45% following our announcement that our financial results for the quarter ended December 31, 2006 did not meet analysts’ expectations. Since our initial public offering in February 2007, the sales price per share of our common stock has fluctuated between a high of $12.61 and a low of $2.13. The factors that could cause our operating results to continue to fluctuate include, but are not limited to:

•	fluctuations in the demand for aftermarket auto parts;

•	price competition on the Internet or among offline retailers for auto parts;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	our ability to maintain and expand our supplier and distribution relationships;

•	the effects of seasonality on the demand for our products;

•	our ability to accurately forecast demand for our products, price our products at market rates and maintain appropriate inventory levels;

•	our ability to build and maintain customer loyalty;

•	infringement actions that could impact the viability of the auto parts aftermarket, or portions thereof;

•	the success of our brand-building and marketing campaigns;

•	our ability to accurately project our future revenues, earnings, and results of operations;

•	government regulations related to use of the Internet for commerce, including the application of existing tax regulations to Internet commerce and changes in tax regulations;

•	technical difficulties, system downtime or Internet brownouts; and

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure.

We are dependent upon relationships with suppliers in Taiwan, China and the United States for the vast majority of our products.

We acquire substantially all of our products from manufacturers and distributors located in Taiwan, China and the United States. Our top ten suppliers represented approximately 59% of our total product purchases during the year ended December 31, 2007. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. We continue to enter into supply agreements with our U.S. based suppliers and our primary drop-ship vendors. In addition, our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. In addition, the increasing consolidation among auto parts suppliers may disrupt or end our relationship with some suppliers, result in product shortages and/or could lead to less competition and, consequently, higher prices.

In addition, because many of our suppliers are outside of the United States, additional factors could interrupt our relationships or affect our ability to acquire the necessary products on acceptable terms, including:

•	political, social and economical instability and the risk of war or other international incidents in Asia or abroad;

•	fluctuations in foreign currency exchange rates that may increase our cost of products;

•	tariffs and protectionist laws and business practices that favor local businesses;

•	difficulties in complying with import and export laws, regulatory requirements and restrictions; and

•	natural disasters and public health emergencies.

If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

Two class action lawsuits have been filed against us and certain of our officers and directors and there is an SEC informal inquiry into this matter, which has resulted and may continue to result in significant costs and a diversion of our management’s efforts.

We and certain of our officers, directors and underwriters were served with two complaints associated with class action lawsuits alleging violations of federal securities law in connection with our initial public offering. In January 2008, we and the lead plaintiff’s counsel reached a non-binding proposed settlement agreement under a memorandum of understanding (“MOU”), which outlines the general terms to be included in the binding agreement. Under the MOU, a settlement payment of $10.0 million will be paid to the lead plaintiff’s counsel within thirty days of a court-approved settlement. We will be responsible for $3.8 million of the settlement payment and have included a reserve for this expense in our financial results for the year ended December 31, 2007. We cannot assure you that a court-approved settlement will be obtained, and therefore we could be subject to incur additional significant costs and/or result in the further diversion of the attention of management and other key employees. In August 2007, we also received a letter from the SEC indicating that the SEC had commenced an informal inquiry into the events leading up to our announcement on March 20, 2007 of our financial results for the fourth quarter and year ended December 31, 2006. We intend to fully cooperate with the SEC in this matter and prepared and submitted a response to the SEC in September 2007. The preparation of additional responses in connection with the SEC inquiry and any unfavorable outcome could result in significant costs that could have a material adverse effect on our business.

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

The auto parts industry is competitive and highly fragmented, with products distributed through multi-tiered and overlapping channels. We compete with both online and offline retailers who offer OEM and aftermarket auto parts to either the DIY or DIFM customer segments. Current or potential competitors include the following:

•	national auto parts retailers such as Advance Auto Parts, AutoZone, CSK Auto, Napa Auto Parts, O’Reilly Automotive and Pep Boys;

•	large online marketplaces such as Amazon.com and eBay;

•	online competitors;

•	local independent retailers or niche auto parts online retailers; and

•	wholesale auto parts distributors such as LKQ Corporation.

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

Our integration of Partsbin has been time consuming and expensive, and may not be successful in the long run, if at all.

In May 2006, we completed the acquisition of Partsbin, an online retailer of aftermarket auto parts. As a result of the acquisition, we added 47 employees, and our available SKUs and net sales increased significantly. The acquisition of Partsbin has involved significant costs, has resulted in challenges integrating the diverse technologies used by each company and has placed, and may continue to place, pressures on our operational and financial infrastructure. We cannot assure you that our current cost structure or infrastructure will be adequate for the combined companies. To successfully integrate Partsbin, we need to continue to improve our operational and financial systems, procedures and controls and maintain our cost structure at appropriate levels.

The Partsbin acquisition also expanded our product offerings, particularly in the area of engine parts and performance parts and accessories, and significantly increased our use of drop-ship as a method of fulfillment. We cannot assure you that we can effectively manage this new fulfillment model or address the market for these additional auto parts.

The integration of Partsbin has, and may continue to, involve the consolidation of diverse business cultures and technology infrastructures, require substantial time and expenses, and distract management from other business matters. In addition, this acquisition includes significant intangible assets that are subject to periodic impairment testing which could result in substantial accounting charges. In early 2007, we discovered some integration issues related to the Partsbin acquisition that were largely related to lower than expected order fill rates from drop-ship vendors in the fourth quarter of 2006 and lower pricing levels on our performance parts and accessories product category in the first quarter of 2007, which negatively impacted our gross margins during the second half of 2007. We cannot assure you that we will be able to adequately address these or other integration issues related to this acquisition.

Economic conditions may have an adverse effect on the demand for aftermarket auto parts and could adversely affect our sales and operating results.

We sell aftermarket auto parts consisting of body and engine parts used for repair and maintenance, performance parts used to enhance performance or improve aesthetics and accessories that increase functionality or enhance a vehicle’s features. Demand for our products may be adversely affected by general economic conditions. In declining economies, consumers often defer regular vehicle maintenance and may forego purchases of nonessential performance and accessories products, which can result in a decrease in demand for auto parts in general. In expanding economies, consumers may be more likely to purchase new vehicles instead of repairing existing vehicles or they may be less price sensitive, leading to an increase in OEM parts sales at dealerships, either of which could also result in a decline in our sales. If such decreases in demand for our products are not offset by other factors, such as the deferral of new car purchases in declining economies, which may result in more required repairs for older vehicles, or the purchase of performance parts and accessories in expanding economies, our financial condition and results of operations would suffer.

If our product catalog database is stolen, misappropriated or damaged, or if a competitor is able to create a substantially similar catalog without infringing our rights, then we may lose an important competitive advantage.

We have invested significant resources and time to build and maintain our product catalog, which is maintained in the form of an electronic database, and maps SKUs to relevant product applications based on vehicle makes, models and years. We believe that our product catalog provides us with an important competitive advantage in both driving traffic to our websites and converting that traffic to revenue by enabling customers to quickly locate the products they require. We cannot assure you that we will be able to protect our product catalog from unauthorized copying or theft by a third party or that our product catalog will continue to operate adequately, without any technological challenges. In addition, it is possible that a competitor could develop a catalog or database that is similar to or more comprehensive than ours, without infringing our rights. In the event our product catalog is damaged or is stolen, copied or otherwise replicated by a competitor, whether lawfully or not, we may lose an important competitive advantage and our business could be harmed.

We rely on key personnel and may need additional personnel for the success and growth of our business.

Our business is largely dependent on the personal efforts and abilities of key personnel including Shane Evangelist, our Chief Executive Officer and Michael McClane, our Chief Financial Officer, Executive Vice President of Finance, Treasurer and Secretary. Messrs. Evangelist and McClane, as well as any of our other key employees, can terminate their employment relationship with us at any time. We do not maintain key person life insurance on any officer or employee. Our performance also depends on our ability to identify, attract, retain and motivate highly skilled technical, managerial, merchandising, marketing and call center personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. The loss of any key employee or our inability to attract or retain other qualified employees could harm our business and results of operations.

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

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on our distributors to manage inventory, process orders and distribute those products to our customers in a timely manner. For the year ended December 31, 2007, our product purchases from a single supplier represented 10% or more of our total product purchases. If we do not maintain our existing relationships with our distributors on acceptable commercial terms, we will need to obtain other suppliers and may not be able to continue to offer a broad selection of merchandise at competitive prices, and our sales may decrease.

In addition, because we outsource to distributors a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our distributors purchase or keep in stock. Our distributors may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers.

Our ability to sustain or increase our profitability will suffer if we fail to manage our growth effectively.

In recent years, we have experienced rapid growth that has placed, and may continue to place, pressures on our operational and financial infrastructure. Our workforce has increased from 114 employees as of December 31, 2003 to 748 employees as of December 31, 2007. Our net sales have increased from $31.7 million in 2003 to $161.0 million in 2007. Our recent expansion and planned growth have placed, and are expected to continue to place, a strain on our infrastructure, operations and managerial resources. We intend to further increase the size of our operations, and we expect our operating expenses to increase, as we, among other things:

•	expand our domestic and international operations;

•	add additional distribution facilities;

•	increase our technology and development efforts to enhance and maintain our websites and technology infrastructure;

•	hire additional personnel, including customer service specialists, sales and marketing professionals and financial professionals;

•	upgrade our operational and financial systems, procedures and controls; and

•	address the responsibilities and costs of being a public company, including costs of complying with the Sarbanes-Oxley Act of 2002.

Our success depends upon our ability to manage our operations and our growth effectively. To be successful, we will need to improve our operational and financial systems, procedures and controls, maintain our cost structure at appropriate levels, manage international operations, and hire additional personnel. We cannot assure you that our efforts will be successful or that we can improve our systems, procedures and controls in a timely manner. Delays or problems associated with any improvements or expansion of our systems, procedures and controls could harm our business and operating results. In addition, we may fail to accurately estimate and assess our increased operating expenses as we grow. As our operating expenses increase, we will need to grow our revenue in order to maintain our profitability.

If we fail to offer a broad selection of products at competitive prices to meet our customers’ demands, our revenue could decline.

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

As part of our growth strategy, we expect that we will selectively pursue acquisitions of businesses, technologies or services in order to expand our capabilities, enter new markets or increase our market share. Integrating any newly acquired businesses’ websites, technologies or services is likely to be expensive and time consuming. For example, our acquisition of Partsbin has resulted in significant costs and a number of challenges, including retaining employees of the acquired company, integrating our order processing and credit processing, integrating our product pricing strategy, and integrating the diverse technologies and differing e-commerce platforms and accounting systems used by each company. If we are unable to successfully complete this integration, we may not realize the synergies from the acquisition, and our business and results of operations could suffer. To finance any future acquisitions, it may also be necessary for us to raise additional capital through public or private financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. Future acquisitions by us could also result in large and immediate write-offs, assumption of debt and unforeseen liabilities and significant adverse accounting charges, any of which could substantially harm our business, financial condition and results of operations.

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

We maintain a network of websites which requires substantial development and maintenance efforts, and entails significant technical and business risks. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our websites. The Internet and the e-commerce industry are characterized by rapid technological change, the emergence of new industry standards and practices and changes in customer requirements and preferences. Therefore, we may be required to license emerging technologies, enhance our existing websites, develop new services and technology that address the increasingly sophisticated and varied needs of our current and prospective customers, and adapt to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner. Our ability to remain technologically competitive may require substantial expenditures and lead time and our failure to do so may harm our business and results of operations.

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

We have experienced brief computer system interruptions in the past, and we believe they will continue to occur from time to time in the future. Our systems and operations are also vulnerable to damage or interruption from a number of sources, including a natural disaster or other catastrophic event such as an earthquake, typhoon, volcanic eruption, fire, flood, terrorist attack, computer viruses, power loss, telecommunications failure, physical and electronic break-ins and other similar events. For example, our headquarters and the majority of our infrastructure, including some of our servers, are located in Southern California, a seismically active region. We also maintain offshore and outsourced operations in the Philippines, an area that has been subjected to a typhoon and a volcanic eruption in the past. In addition, California has in the past experienced power outages as a result of limited electrical power supplies and due to recent fires in the southern part of the state. Such outages, natural disasters and similar events may recur in the future and could disrupt the operation of our business. Our technology infrastructure is also vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. Although the critical portions of our systems are redundant and backup copies are maintained offsite, not all of our systems and data are fully redundant. We do not presently have a formal disaster recovery plan in effect and may not have sufficient insurance for losses that may occur from natural disasters or catastrophic events. Any substantial disruption of our technology infrastructure could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders or operate our websites in a timely manner, or at all.

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

We rely on third parties for the shipment of our products and we cannot be sure that these relationships will continue on terms favorable to us, or at all. Shipping costs have increased from time to time, and may continue to increase, which could harm our business, prospects, financial condition and results of operations by increasing our costs of doing business and resulting in reduced gross margins. In addition, if our relationships with these third parties are terminated or impaired, or if these third parties are unable to deliver products for us, whether through labor shortage, slow down or stoppage, deteriorating financial or business condition, responses to terrorist attacks or for any other reason, we would be required to use alternative carriers for the shipment of products to our customers. Changing carriers could have a negative effect on our business and operating results due to reduced visibility of order status and package tracking and delays in order processing and product delivery, and we may be unable to engage alternative carriers on a timely basis, upon terms favorable to us, or at all.

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

If we fail to develop and maintain an effective system of internal control over financial reporting or are not able to adequately address certain identified material weaknesses in our system of internal controls or comply with Section 404 of the Sarbanes-Oxley Act of 2002, we may not be able to accurately report our financial results or prevent fraud, and our stock price could decline.

Management has identified a material weakness in our financial statement close process and contributing deficiencies in our information technology general controls and has concluded that our internal control over financial reporting were not effective as of December 31, 2007. If we fail to adequately address this material weakness, we may not be able to improve our system of internal control over financial reporting to comply with the reporting requirements applicable to public companies in the United States. Furthermore, because we have not completed the testing of the operation of our internal controls, it is possible that we or our auditors will identify additional material weaknesses or significant deficiencies in the future in our system of internal control over financial reporting. Our failure to address any deficiencies or weaknesses in our internal control over financial reporting or to properly maintain an effective system of internal control over financial reporting could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting beginning with this Annual Report on Form 10-K for the year ended December 31, 2007, and have our independent auditors attest to our evaluation, beginning with our Annual Report on Form 10-K for the year ending December 31, 2008. While we have prepared an internal plan of action for compliance with Section 404 and for strengthening and testing our system of internal control to provide the basis for our report and the attestation report by our independent auditing firm, we cannot assure you that this plan of action will be sufficient to meet the rigorous requirements of Section 404, and our independent auditors may issue an adverse opinion regarding management’s assessment of Section 404 compliance. Our failure to comply with Section 404 or our reporting requirements would reduce investors’ confidence in our financial statements and harm our stock price and could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the NASDAQ Global Market and the inability of registered broker/dealers to make a market in our common stock, which could also cause our stock price to decline.

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

We utilize open-source software such as Linux, Apache, MySQL, PHP, Fedora and Perl throughout our web properties and supporting infrastructure. Open-source software is maintained and upgraded by a general community of software developers under various open-source licenses, including the GNU General Public License (“GPL”). These developers are under no obligation to maintain, enhance or provide any fixes or updates to this software in the future. Additionally, under the terms of the GPL and other open-source licenses, we may be forced to release to the public source-code internally developed by us pursuant to such licenses. Furthermore, if any of these developers contribute any code of others to any of the software that we use, we may be exposed to claims and liability for intellectual property infringement. A number of lawsuits are currently pending against third parties over the ownership rights to the various components within some open-source software that we use. If the outcome of these lawsuits is unfavorable, we may be held liable for intellectual property infringement based on our use of these open-source software components. We may also be forced to implement changes to the code-base for this software or replace this software with internally developed or commercially licensed software.

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

Since the completion of our initial public offering in February 2007, the trading price of our common stock has been volatile, declining from a high of $12.61 per share to a low per share of $2.13. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. In March 2007, we and certain of our officers, directors and the underwriters for our initial public offering were served with two putative class action complaints alleging violations of federal securities law in connection with our initial public offering. These complaints were subsequently consolidated. In January 2008, the parties to the litigation reached an agreement to settle in principle, subject to confirmatory discovery, finalization of settlement document and Court approval. If the settlement is not consummated, the litigation would continue. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of the litigation if it were to continue. An unfavorable result could have a material adverse effect on our financial condition and results of operation.

The SEC’s informal inquiry in this regard is still pending and any negative development in that inquire may adversely impact our stock price in the future.

Our executive officers and directors own a significant percentage of our stock.

As of December 31, 2007, our executive officers and directors and entities that are affiliated with them beneficially owned approximately 51.5% of our outstanding shares of common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval including the election of our entire board of directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.

A large number of additional shares may be sold into the public market in the near future, which may cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock. Approximately 18 million shares of our common stock that were outstanding as of March 24, 2008 may be resold in the public market immediately. The remaining shares of our outstanding common stock are subject to lock-up agreements with us but will also become available for resale in the public market in August 2008. We can waive the lock-up restriction and allow these stockholders to sell their shares at any time, subject to applicable securities law and other limitations. As restrictions on resale end, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them.

We will incur increased costs and compliance risks as a result of being a public company.

We completed our initial public offering in February 2007. As a public company, we have and expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company. These expenses are associated with our public company reporting requirements and certain corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and the new rules implemented by the SEC and the NASDAQ Stock Market. Compliance with these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, has increased, and is expected to continue to substantially increase our legal and financial compliance costs and will likely require us to hire additional personnel and/or consultants. Like many smaller public companies, we expect to face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The process of strengthening our internal control and complying with Section 404 is expected to be expensive and time consuming, and will require significant time and attention from our management team. We continue to evaluate and monitor developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

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

Our corporate headquarters and primary distribution centers are located in Carson, California in approximately 153,000 square feet of office and warehouse space. We have a 6,000 square foot Trenton, New Jersey office and another 10,000 square foot distribution center in Nashville, Tennessee. We lease approximately 31,000 square feet of office space in the Philippines for our employees located in that country. We lease all of our facilities under leases which expire between August 31, 2008 and September 18, 2010. For additional information regarding our obligations under property leases, see Note 11 of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth under the caption “Legal Matters” in Note 11 and under the caption “Securities Litigation Settlement in Principle” in Note 15 of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of this report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock commenced trading on the NASDAQ Global Market on February 9, 2007 under the symbol “PRTS.” Prior to such time, there was no public market for our common stock. The table below sets forth the high and low sales prices of our common stock for the periods indicated:

	High	Low
Quarter ended March 31, 2007 (commencing at IPO on February 9, 2007)	$12.61	$5.07
Quarter ended June 30, 2007	$9.62	$5.34
Quarter ended September 30, 2007	$9.93	$7.02
Quarter ended December 31, 2007	$9.36	$6.75

On March 25, 2008, the last reported sale price of our common stock on the NASDAQ Global Market was $3.06 per share.

Holders

As of March 25, 2008, there were approximately 584 holders of record of our common stock. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Stock Performance Graph

The material in this section is not “soliciting material,” is not deemed “filed” with the SEC, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The following graph shows a comparison of the total cumulative returns of an investment of $100 in cash on February 9, 2007, the first trading day following our initial public offering in (i) our common stock, (ii) the S&P 500 Retail Index, (iii) Morgan Stanley Technology Index and (iv) NASDAQ Composite Index, in each case through December 31, 2007. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The graph assumes that all dividends have been reinvested (to date, we have not declared dividends).

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

Sales of Unregistered Securities

In October 2007, we granted options to purchase an aggregate of 1,000,000 shares of our common stock to our new Chief Executive Officer under our 2007 New Employee Incentive Plan at an exercise price of $8.65 per share, prior to the registration of such shares on a registration statement on Form S-8. The issuance of these securities were effected without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) thereof, or Rule 506 of Regulation D thereunder based on the status of the recipient of the securities as an accredited investor as defined under the Securities Act.

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

The aggregate purchase price of the shares sold by us in the offering was $80.0 million. The aggregate purchase price of the shares sold by the selling stockholders was $35.0 million. We and the selling stockholders paid to the underwriters underwriting discounts and commissions totaling $5.6 million and $2.5 million, respectively, in connection with the offering. In addition, we incurred additional expenses of approximately $2.9 million in connection with the offering. After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $71.5 million. We did not receive any proceeds from the sale of shares by the selling stockholders.

Approximately $28.0 million of the net proceeds from the offering was used to repay our outstanding indebtedness under two term loans for approximately $18.0 million and $10.0 million, payable to our commercial lender. In addition, $4.0 million of the net proceeds from the offering has been paid on the notes payable to the former stockholders of Partsbin. Except for the payment of such debt, none of the net proceeds from the offering were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliate, other than in the form of wages or salaries and bonuses paid out in the ordinary course of business. The remaining net proceeds from the offering have been invested in investment-grade securities and cash equivalents. We will retain broad discretion over the use of the net proceeds received from our initial public offering. The amount and timing of our actual expenditures may vary significantly depending on a number of factors, including the growth of our sales and customer base, the type of efforts we make to build our brand and invest in our business.

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

	Years Ended December 31,
	2003	2004	2005	2006(1)	2007
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Net sales	$31,657	$40,658	$59,698	$120,060	$160,957
Cost of sales	17,814	21,334	34,829	78,573	107,132

Gross profit	13,843	19,324	24,869	41,487	53,825
Operating expenses:
General and administrative	2,284	3,599	7,254	9,594	18,587 (2)
Marketing	3,617	4,526	5,802	15,102	21,551
Fulfillment	3,246	2,990	4,357	4,963	7,557
Technology	405	776	868	1,332	1,987
Amortization of intangibles	—	8	17	5,092	8,350

Total operating expenses	9,552	11,899	18,298	36,083	58,032
Income (loss) from operations	4,291	7,425	6,571	5,404	(4,207)
Other income (expense), net	(42)	36	85	(1,358)	1,148

Income (loss) before income taxes	4,249	7,461	6,656	4,046	(3,059)
Income tax provision (benefit)	478	328	(163)	550	538

Net income (loss)	$3,771	$7,133	$6,819	$3,496	$(3,597)

Basic net income (loss) per share	$0.33	$0.54	$0.52	$0.24	$(0.13)
Diluted net income (loss) per share	$0.33	$0.54	$0.52	$0.17	$(0.13)
Shares used in computation of basic net income (loss) per share	11,276,876	13,200,000	13,200,000	14,437,657	28,274,022
Shares used in computation of diluted net income (loss) per share	11,276,876	13,200,000	13,200,000	19,990,431	28,274,022

(1)	2006 includes the results of Partsbin, which was acquired in May 2006, and is not reflected in prior periods.

(2)	Includes a reserve of $4.5 million for the securities litigation settlement fee and associated expenses.

	December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,117	$2,130	$1,353	$2,381	$19,399
Working capital (deficit)	3,391	1,662	3,273	(11,213)	40,421
Total assets	8,289	13,111	14,484	69,910	110,056
Notes payable to stockholders	—	—	—	5,000	1,000
Long-term debt (excluding notes payable to stockholders and current portion)	80	83	357	20,786	48
Stockholders’ equity	4,543	5,960	5,239	20,612	91,643

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our History. We were formed in 1995 as a distributor of aftermarket auto parts and launched our first website in 2000. We rapidly expanded our online operations, increasing the number of SKUs sold through our e-commerce network, adding additional websites, improving our Internet marketing proficiency and commencing sales in online marketplaces. As a result, our business has grown since 2000, generating net sales of $161.0 million for the year ended December 31, 2007.

Partsbin Acquisition. In May 2006, we completed the acquisition of Partsbin. As a result of this acquisition, we expanded our product offering and product catalog to include performance parts and accessories and additional engine parts, enhanced our ability to reach more customers, significantly increased our net sales and added a complementary, drop-ship order fulfillment method. Partsbin also expanded our international operations by adding a call center in the Philippines and an outsourced call center in India, as well as a Canadian subsidiary to facilitate sales in Canada. We also augmented our technology platform and expanded our management team. The purchase price for Partsbin consisted of $25.0 million in cash, promissory notes in the aggregate principal amount of $5.0 million payable to the former stockholders of Partsbin and 1,983,315 shares of our common stock. We continue to integrate Partsbin, and we may pursue additional acquisition opportunities in the future to increase our share of the aftermarket auto parts market or expand our product offerings.

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

New Chief Executive Officer. Shane Evangelist succeeds Mehran Nia, who served as our President and Chief Executive Officer since founding U.S. Auto Parts in 1995 until October 2007. Mr. Nia continues to serve on our Board of Directors and is working with Mr. Evangelist to facilitate an orderly transition of his responsibilities. Prior to joining us, Mr. Evangelist served as Senior Vice President and General Manager of BLOCKBUSTER Online where he was responsible for leading the creation, development and launch of Blockbuster Inc.’s online movie rental service.

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

•

Average Order Value. Average order value represents our gross sales on a placed orders basis for a given period of time divided by the total number of orders recorded during the same period of time. We seek to increase the average order value as a means of increasing net sales. Average order values vary depending upon a number of factors, including the components of our product offering, the order volume in certain online sales channels and the general level of competition online.

Cost of Sales. Cost of sales consists of the direct costs associated with procuring parts from suppliers and delivering products to customers. These costs include product costs offset by purchase discounts, freight and shipping costs and warehouse supplies.

General and Administrative Expense. General and administrative expense consists primarily of administrative payroll and related expenses, payment processing fees, legal and professional fees, amortization of software and other administrative costs.

Marketing Expense. Marketing expense consists of online advertising spend, Internet commerce facilitator fees and other advertising costs, as well as payroll and related expenses associated with our marketing catalog customer service, and sales personnel. These costs are generally variable and are typically a function of net sales.

Fulfillment Expense. Fulfillment expense consists primarily of payroll and related costs associated with our warehouse employees and our purchasing group, facility rent, building maintenance, depreciation and other costs associated with inventory management and our wholesale operations.

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

Inventory. Inventory consists of finished goods available-for-sale and is stated at the lower of cost or market value, determined using the first in, first out (“FIFO”) method. We purchase inventory from suppliers both domestically and internationally, primarily in Taiwan and China. We believe that our products are generally available from more than one supplier, and we maintain multiple sources for many of our products, both internationally and domestically. We offer a broad line of auto parts for automobiles from model years 1965 to 2008. Because of the continued demand for our products, we primarily purchase products in bulk quantities to take advantage of quantity discounts and to ensure inventory availability. Inventory is reported net of inventory reserves for slow moving, obsolete or scrap product, which are established based on specific identification of slow moving items and the evaluation of overstock considering anticipated sales levels. If actual market conditions are less favorable than those anticipated by management, additional reserves may be required. Historically, our recorded reserve for returns has been adequate to provide for actual returns.

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

In accordance with SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess long-lived assets, including intangibles subject to amortization, and indefinite lived intangibles, including goodwill, for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable based on the undiscounted estimated future cash flows (or discounted cash flows in the case of goodwill and indefinite lived intangibles) expected to result from its use and eventual disposition. We recognize impairment in our operating results to the extent that the carrying value exceeds the discounted cash flows of future operations. We did not recognize any impairment losses for the years ended December 31, 2005, 2006 or 2007. If our key assumptions used to determine estimated discounted cash flows change in the future, we may be required to record impairment charges.

Income Taxes. In 1996, we elected to be taxed as an S corporation for income tax purposes under provisions of the Internal Revenue and California Taxation Codes, which required that our income or loss be reported on the individual income tax returns of our stockholders. In addition, we were subject to income taxes from the States of California and Tennessee at reduced rates. However, MBS Marketing, Inc., a former consolidated entity, was subject to federal income taxes and franchise taxes in California at normal rates. In connection with our recapitalization, our S corporation status was terminated in March 2006, and we became a Delaware C corporation. MBS Marketing, Inc. was merged into us in June 2005 and consolidated with us for all periods presented for financial reporting purposes.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS 109” (“FIN 48”), which became effective for us on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has greater than 50 percent likelihood of being realized upon ultimate settlement. As a result of the implementation of FIN 48, we did not recognize any material adjustment in the liability for unrecognized income tax benefits and no corresponding interest or penalties. The tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

Share-Based Compensation. We did not issue any stock options prior to March 2006. Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires that all share-based compensation to employees, including grants of employee stock options, be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payment awards, with the exception of options granted containing market conditions, which we estimate the fair value using a Monte Carlo model. The Black-Scholes and Monte Carlo valuation models require extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and, consequently, the related amount of share-based compensation expense recognized in the Consolidated Statement of Operations could have been significantly different than the amounts recorded. Prior to our initial public offering in February 2007, we did not have a history of market prices of our common stock, and as such we estimate volatility in accordance with SEC Staff Accounting Bulletin No. 107 (“SAB No. 107”) using historical volatilities of similar public entities. The expected life of the awards is based on a simplified method that defines the life as the average of the contractual term of the options and the weighted average vesting period for all open tranches. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation expense recognized in our financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions.

Valuation at the Time of Grant. We have granted to our employees options to purchase common stock at exercise prices equal to the fair market value of the underlying common stock at the time of each grant, which is the closing market price of our common stock. Prior to our initial public offering in February 2007, the common stock price was determined by our board of directors.

Under provisions of SFAS No. 123(R), we recognized $2.2 million and $856,000 of share-based compensation expense for the years ended December 31, 2007 and 2006, respectively. At December 31, 2007, the total compensation cost related to unvested stock-based awards granted to employees and non-employee directors under our equity incentive plans but not yet recognized was approximately $4.6 million, net of estimated forfeitures of approximately $227,000. This cost will be amortized over a weighted-average period of approximately 2.8 years and will be adjusted for subsequent changes in estimated forfeitures.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 was scheduled to be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are currently evaluating the impact of this statement on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of any fiscal year beginning after November 15, 2007. We are currently evaluating the impact of this statement on our consolidated financial statements.

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Years Ended December 31,
	2005	2006	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	58.3	65.4	66.6

Gross profit	41.7	34.6	33.4
Operating expenses:
General and administrative	12.2	8.0	11.5
Marketing	9.7	12.6	13.4
Fulfillment	7.3	4.1	4.7
Technology	1.5	1.1	1.2
Amortization of intangibles	0.0	4.3	5.2

Total operating expenses	30.7	30.1	36.0

Income (loss) from operations	11.0	4.5	(2.6)
Other income (expense):
Other income	0.3	0.1	—
Interest income (expense), net	(0.2)	(1.2)	0.7

Other income (expense), net	0.1	(1.1)	0.7
Income (loss) before income taxes	11.1	3.4	(1.9)
Income tax provision (benefit)	(0.3)	0.5	0.3

Net income (loss)	11.4%	2.9%	(2.2)%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2007

Net Sales and Gross Margin

	Year Ended December 31,		$ Change	% Change
	2006	2007
	(in thousands)
Net sales	$120,060	$160,957	$40,897	34.1%
Cost of sales	78,573	107,132	28,559	36.3%

Gross profit	$41,487	$53,825	$12,338	29.7%
Gross margin	34.6%	33.4%		(1.2)%

Net sales increased $40.9 million, or 34.1%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. This increase was primarily the result of the acquisition of Partsbin in May 2006, which added a significant number of SKUs for performance parts, accessories and engine parts to our product offering.

E-commerce sales increased $33.1 million, or 37.0%, to $122.6 million in the year ended December 31, 2007 compared to $89.5 million in the year ended December 31, 2006. The total number of our e-commerce orders increased to 1.2 million placed orders in 2007, with an average placed order value of $128 for the year ended December 31, 2007. Online marketplace sales increased $4.7 million, or 29.6%, to $20.6 million for the year ended December 31, 2007 compared to $15.9 million for the year ended December 31, 2006. The increase in both e-commerce and online marketplace sales was primarily due to the contribution from Partsbin sales since its acquisition in May 2006 and increased monthly unique visitors to our websites. We anticipate that sales in 2008 will not increase as much as they have in the past due to the impact of the full inclusion of the Partsbin sales in 2007and 2008.

Net sales of our Kool-Vue product line increased $1.8 million, or 22.7%, to $9.8 million for the year ended December 31, 2007 compared to $7.9 million for the year ended December 31, 2006, but declined as a percentage of net sales. There was no significant change in wholesale sales for 2007 compared to 2006. We anticipate that sales through our Kool-Vue product line and wholesale channel will continue to decline as a percentage of net sales in the future due to our primary focus on our online business, declining profit margins related to this line and the reliance of the Kool-Vue product line on one significant customer, which is expected to terminate its business relationship with us during the first half of 2008.

We have historically experienced seasonality in our business. We expect seasonality to continue in future years as automobile collisions during inclement weather create increased demand for body parts, in winter months and consumers often undertake projects to maintain and enhance the performance of their automobiles in the summer months. We anticipate that seasonality will continue to have a material impact on our financial condition and results of operations for the foreseeable future.

While gross profit increased largely as a function of the increase in net sales, gross margin declined in 2007 primarily due to the full-year inclusion of Partsbin drop-ship products, which generally carry lower gross margins, and in part due to the expansion of sales in our online marketplaces to include additional lower gross margin drop-shipped products. In addition, during 2007, we successfully negotiated improved pricing with our suppliers which resulted in lower inventory costs than the previous year. We anticipate that these changes will have positive impacts on our gross margin in 2008. Cost of freight increased in absolute dollars as a result of the increase in net sales, however, freight expense as a percentage of sales remains consistent with 2006.

General and Administrative Expense

	Year Ended December 31,
	2006	2007	$ Change	% Change
	(in thousands)
General and administrative expense	$9,594	$18,587	$8,993	93.7%
Percent of net sales	8.0%	11.5%		3.5%

General and administrative expense increased $9.0 million, or 93.7%, for the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily due to the $4.5 million incurred in settlement and legal fees associated with the preliminary settlement of the securities class action lawsuit; an increase of $2.9 million in personnel costs related to the hiring of additional personnel to support our growth and public company requirements, $1.1 million of which was derived from share-based compensation expense; an increase of $781,000 in accounting, legal and other professional fees primarily due to costs incurred for compliance related matters for operating as a public company, which were not incurred in the prior period; an increase of $723,000 in merchant fees due to higher online sales, although merchant fees remained relatively constant as a percentage of net sales; an increase of $524,000 in public company related expenses, such as insurance and non-employee director costs; and a $231,000 increase in bank and license fees and other expenses. The increase in general and administrative expense was partially offset by a decrease in software amortization of $882,000.

During the year ended December 31, 2007, share-based compensation expense increased by $1.3 million, primarily due to stock options granted to newly hired personnel. Share-based compensation expense was determined in accordance with SFAS No. 123(R). Based on options outstanding as of December 31, 2007, we expect to recognize $4.6 million in additional expense in the following periods:

Year ending December 31, 2008	$1,912
Year ending December 31, 2009	1,725
Year ending December 31, 2010	608
Year ending December 31, 2011	306

$4,551

Excluding the charge related to the proposed settlement of the securities class action lawsuit, we anticipate that we will continue to incur increased general and administrative expenses in 2008 and future periods as we incur costs related to SOX compliance and other public company compliance requirements, such as accounting and legal fees, higher insurance premiums, and increased personnel and employee benefit costs and non-employee director costs. We expect that the costs of compliance associated with the operation as a public company, including the requirements relating to improving, documenting and testing our internal controls and procedures, will be significant.

Marketing Expense

	Year Ended December 31,
	2006	2007	$ Change	% Change
	(in thousands)
Marketing expense	$15,102	$21,551	$6,449	42.7%
Percent of net sales	12.6%	13.4%		0.8%

Marketing expense increased $6.5 million, or 42.7%, for the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily due to a $3.2 million increase in personnel costs related to the expansion of our catalog, Internet marketing and call center teams, $188,000 of which was derived from share-based compensation expense; an increase of $2.1 million in advertising costs related to the expansion of our online marketing efforts, primarily in the area of paid search, as well as increased marketing services of $811,000; and an increase in operational expenses, such as rent, utilities and depreciation of $390,000. The increases in personnel and operating expenses were directly related to the completion of our acquisition of the Philippines sales force from our outsourced provider in April 2007 and included the transition of 171 employees to direct employment. The purchase price for this assembled workforce was approximately $1.7 million. Of this amount, approximately $400,000 was included in marketing expense during the first three months of 2007. The remaining $1.3 million was capitalized as an intangible asset in accordance with SFAS No. 142 and will be amortized over seven years.

We expect our personnel costs included in marketing expense will increase in 2008 as a result of hiring additional personnel to support our efforts to build category teams and expand our call center staff in the Philippines. We expect our search engine marketing costs to decrease as a percentage of sales in 2008, if we are able to increase the effectiveness of our paid search strategy, and continue to balance our paid and organic traffic through the implementation of web analytics, our email initiative, as well as other marketing initiatives. In addition, we anticipate that marketing services costs will increase as we expand our efforts in consumer research and branding initiatives.

Fulfillment Expense

	Year Ended December 31,
	2006	2007	$ Change	% Change
	(in thousands)
Fulfillment expense	$4,963	$7,557	$2,594	52.3%
Percent of net sales	4.1%	4.7%		0.6%

Fulfillment expense increased $2.6 million, or 52.3%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily due to a $1.9 million increase in personnel costs, $78,000 of which was derived from share-based compensation expense; an increase of $412,000 in operational expense such as rent and utilities and an increase of $306,000 in depreciation expense, primarily a result of our expansion of warehouse and purchasing personnel to support our increased direct distribution of performance parts and accessories. Our fulfillment costs may increase if we open a stand-alone distribution center on the East Coast to complement our existing facilities.

Technology Expense

	Year Ended December 31,
	2006	2007	$ Change	% Change
	(in thousands)
Technology expense	$1,332	$1,987	$655	49.2%
Percent of net sales	1.1%	1.2%		0.1%

Technology expense increased $655,000, or 49.2%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily due to higher communication fees of $337,000 to support the expanded communications infrastructure; an increase of $163,000 in computer-related support expense; and an increase of $160,000 in personnel costs, offset by a $12,000 decrease in share-based compensation expense. During 2007, we hired additional programmers and increased investment in our overall technology platform to improve our internal controls, increase visibility of operating trends, improve our pricing process and warehouse management systems and complete the rollout of our Unified Catalog.

Amortization of Intangibles

	Year Ended December 31,		$ Change	% Change
	2006	2007
	(in thousands)
Amortization of intangibles	$5,092	$8,350	$3,258	64.0%
Percent of net sales	4.3%	5.2%		0.9%

Amortization of intangibles increased $3.3 million, or 64.0%, primarily due to the intangible assets acquired pursuant to the acquisition of Partsbin completed in May 2006 and the assembled workforce in April 2007. We preliminary estimate aggregate amortization expense related to these intangibles as follows:

Year ending December 31, 2008	$8,400
Year ending December 31, 2009	6,915
Year ending December 31, 2010	6,007
Year ending December 31, 2011	2,438
Thereafter	454

$24,214

Other Income (Expense), Net

	Year Ended December 31,		$ Change	% Change
	2006	2007
	(in thousands)
Other income (expense), net	$(1,358)	$1,148	$2,506	184.5%
Percent of net sales	(1.1)%	0.7%		1.8%

Other income (expense), net increased $2.5 million, or 184.6% for the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily due to a $1.6 million increase in interest income related to higher cash balances as a result of cash proceeds from our initial public offering in February 2007 and a $1.1 million decrease in interest expense primarily due to the repayment of approximately $28.0 million of our long-term indebtedness upon completion of our initial public offering. This increase was partially offset by a $146,000 decrease in other income. We anticipate that our interest income will decline in future periods in response to decreases in interest rates.

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

The increase in other income (expense), net in the current period was primarily due to a $1,499,000 increase in interest expense from the notes payable incurred during 2006 as part of the recapitalization and acquisition of Partsbin. This increase was partially offset by an increase in interest income during the current period as a result of generally higher cash balances. Upon completion of our initial public offering, we reduced our long-term indebtedness by approximately $28.0 million.

Quarterly Results of Operations

The following tables present unaudited quarterly results of operations, in dollar amounts and as a percentage of net sales, for the last eight quarters. This information has been derived from our unaudited consolidated financial statements and has been prepared by us on a basis consistent with our audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the information for the periods presented. However, the sum of the four quarters in a given year may not agree to the annual results due to rounding within certain quarters.

	Three Months Ended
	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
	(in thousands, except share and per share data)
Consolidated Statement of Income Data:
Net sales	$18,005	$26,966	$38,324	$36,765	$43,743	$42,112	$37,786	$37,315
Cost of sales	10,259	17,617	25,903	24,794	30,074	28,327	24,096	24,635

Gross profit	7,746	9,349	12,421	11,971	13,669	13,785	13,691	12,680
Operating expenses:
General and administrative	1,965	2,290	2,758	2,581	2,876	3,655	3,184	8,872
Marketing	1,976	3,179	4,979	4,968	5,900	4,922	4,917	5,813
Fulfillment	1,152	1,213	1,224	1,374	1,717	1,862	1,920	2,058
Technology	194	323	381	434	449	507	439	593
Amortization of intangibles	4	947	2,086	2,055	2,054	2,100	2,097	2,099

Total operating expenses	5,291	7,952	11,428	11,412	12,996	13,045	12,556	19,435
Income (loss) from operations	2,455	1,397	993	559	673	740	1,135	(6,755)
Other income (expense):
Other income	149	3	(2)	2	2	3	3	3
Interest income (expense),net	(40)	(317)	(593)	(560)	(280)	545	389	483

Other income (expense), net	109	(314)	(595)	(558)	(278)	548	392	486
Income (loss) before income taxes	2,564	1,083	398	1	395	1,288	1,527	(6,269)
Income tax provision (benefit)	(156)	472	211	23	160	515	633	(771)

Net income (loss)	$2,720	$611	$187	$(22)	$235	$773	$894	$(5,498)

Basic net income (loss) per share	$0.21	$0.04	$0.01	$(0.00)	$0.01	$0.03	$0.03	$(0.18)
Diluted net income (loss) per share	$0.18	$0.03	$0.01	$(0.00)	$0.01	$0.03	$0.03	$(0.18)
Shares used in computation of basic net income (loss) per share	13,200,000	14,120,952	15,199,681	15,199,672	23,491,850	29,832,927	29,837,538	29,846,757
Shares used in computation of diluted net income (loss) per share	15,382,341	20,772,428	21,876,868	15,199,672	26,564,603	29,853,346	30,009,891	29,846,757

	Three Months Ended
	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
As a Percent of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.0	65.3	67.6	67.4	68.8	67.3	63.8	66.0

Gross profit	43.0	34.7	32.4	32.6	31.2	32.7	36.2	34.0
Operating expenses:
General and administrative	10.9	8.5	7.2	7.0	6.6	8.7	8.4	23.8
Marketing	11.0	11.8	13.0	13.5	13.5	11.7	13.0	15.6
Fulfillment	6.4	4.5	3.2	3.8	3.9	4.4	5.1	5.5
Technology	1.1	1.2	1.0	1.2	1.0	1.2	1.2	1.6
Amortization of intangibles	0.0	3.5	5.4	5.6	4.7	5.0	5.5	5.6

Total operating expenses	29.4	29.5	29.8	31.1	29.7	31.0	33.2	52.1

Income (loss) from operations	13.6	5.2	2.6	1.5	1.5	1.7	3.0	(18.1)
Other income (expense):
Other income	0.8	0.0	(0.0)	0.0	0.0	0.0	0.0	0.0
Interest income (expense), net	(0.2)	(1.2)	(1.5)	(1.5)	(0.6)	1.3	1.0	1.3

Other income (expense), net	0.6	(1.2)	(1.5)	(1.5)	(0.6)	1.3	1.0	1.3
Income (loss) before income taxes	14.2	4.0	1.1	0.0	0.9	3.0	4.0	(16.8)
Income tax provision (benefit)	(0.9)	1.7	0.6	0.1	0.4	1.2	1.6	(2.1)

Net income (loss)	15.1%	2.3%	0.5%	(0.1)%	0.5%	1.8%	2.4%	(14.7)%

In May 2006, we completed the acquisition of Partsbin, which resulted in lower gross margins related to the introduction of Partsbin’s drop-ship fulfillment method and lower margins on certain of the performance parts and accessories, higher marketing expense, higher interest expense related to the acquisition indebtedness and higher amortization of intangibles recognized. Beginning in the third quarter of 2007, we implemented strategies such as reducing unprofitable revenue streams including international sales and special order sales and strategic price increases and we successfully negotiated beneficial purchase prices with our suppliers. These strategies improved gross margin in the second half of 2007 for certain products. The completion of our initial public offering in February 2007, the hiring of our new CEO in October 2007 and the preliminary shareholder litigation settlement amount of $4.5 million charged in December 2007 resulted in higher general and administrative expense. The termination of our S corporation status in March 2006 and increased revenue also resulted in higher income tax provision in subsequent quarters.

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

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations from cash generated from operations, credit facilities, bank and stockholder loans, an equity financing and capital lease financings. At December 31, 2007, the only notes payable outstanding related to a $1.0 million payable to the former stockholders of Partsbin.

We currently maintain a $7.0 million bank line of credit, which expires on October 30, 2009 and bears interest at prime minus 0.5% (7.75% at December 31, 2006). As of December 31, 2007, we had no amount outstanding under this line of credit. The bank line of credit is with a commercial lender and is secured by substantially all of our assets. The notes payable to the former stockholders of Partsbin were also secured by substantially all of our assets.

Cash Flows

We had cash and cash equivalents of $19.4 million and short-term investments in auction rate securities of $22.7 million for a total of $42.1 million in highly-liquid assets as of December 31 2007, representing a $40.9 million increase from $1.2 million in cash and cash equivalents as of December 31, 2006. The increase in our cash and cash equivalents and short-term investments as of December 31, 2007 was primarily due to the net proceeds from our initial public offering that was completed in February 2007. We received net cash proceeds from our initial public offering of approximately $71.5 million after deducting the underwriting discounts and commissions and offering expenses. Approximately $28.0 million of the net proceeds from the offering was used to repay our outstanding indebtedness of approximately $18.0 million and $10.0 million under two term loans to our commercial lender. In addition, we repaid $4.0 million on the notes payable to the former stockholders of Partsbin.

Operating Activities

We generated $9.6 million of net cash from operating activities for the year ended December 31, 2007. The significant components of cash flows from operating activities were a net loss of $3.6 million primarily resulting from $9.8 million in non-cash depreciation and amortization expense, $2.2 million of non-cash stock-based compensation expense and an increase of $4.0 million in accounts payable and other current liabilities.

Investing Activities

Cash used in investing activities during the year ended December 31, 2007 totaled $29.0 million and was primarily attributable to our net investments of $22.7 million in auction rate securities, purchases of $5.0 million of property and equipment primarily for the expansion of our Philippine operations and the capitalized cost from software, hardware and technology infrastructure upgrades. We also acquired an assembled workforce in the Philippines valued at approximately $1.3 million.

Financing Activities

Cash provided in investing activities during the year ended December 31, 2007 totaled $37.6 million and was primarily due to the net proceeds from our initial public offering that was completed in February 2007.

Funding Requirements

We had working capital of $40.4 million as of December 31, 2007, which was primarily due to cash generated from our initial public offering. The historical seasonality in our business during the fourth and first calendar quarters of each year, cause cash and cash equivalents, inventory and accounts payable to be generally higher in these quarters, resulting in fluctuations in our working capital. We anticipate that funds generated from operations and funds available under our line of credit will be sufficient to meet our working capital needs and expected capital expenditures for at least the next twelve months. Our future capital requirements may, however, vary materially from those now planned or anticipated. Changes in our operating plans, lower than anticipated net sales, increased expenses or other events, including those described in “Risk Factors,” may cause us to seek additional debt or equity financings in the future. Our $7.8 million of short-term investments as of March 2008 was reclassified as long-term investments as a result of failed auctions and liquidity issues and we may not have access those funds. Financings may not be available on acceptable terms, on a timely basis, or at all, and our failure to raise adequate capital when needed could negatively impact our growth plans and our financial condition and results of operations.

We are currently evaluating the feasibility of opening a new distribution center and expect to spend approximately $5.0 million in 2008 on this facility should we move forward with these plans.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The following table sets forth our contractual cash obligations and commercial commitments as of December 31, 2007.

	Payment Due By Period (in thousands)
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$1,000	$1,000	$—	$—	$—
Capital lease obligations	127	79	48	—	—
Operating lease obligations	1,760	1,368	296	96	—
Total	$2,887	$2,447	$344	$96	$—

Operating Lease Obligations. Commitments under operating leases relate to our lease on our principal facility.

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

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial commodity market prices and rates. We are exposed to market risk primarily in the area of changes in United States interest rates and conditions in the credit markets. We also have some exposure related to foreign currency fluctuations. We do not have other derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities.

Interest Rate Risk. All of our investments are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of high-grade auction rate securities. As of December 31, 2007, our short-term marketable securities included $22.7 million of investments in close-end funds which hold high-grade (AAA rated) auction rate securities issued by municipalities. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for these securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than –temporary, we would be required to adjust the carrying value of the investment through an impairment charge. To date, we have not recorded any realized gains or losses on our investment portfolio or recognized any significant unrealized gains or losses on investments.

As of January 31, 2008, we held $24.9 million in auction rate securities and in early February 2008, we ordered the sale of our entire holdings of $24.9 million of auction rate securities. We successfully sold $17.1 million of our holdings and placed these funds in a money market account. On February 13, 2008, we were informed that there was insufficient demand at auctions for four of our high-grade auction rate securities, representing approximately $7.8 million. As a result, these affected securities are currently not liquid and the interest rates have been reset to the predetermined higher rates.

In the event we need to access the funds that are in an illiquid state, we will not be able to do so without the possible loss of principal, until a future auction for these investments is successful or they are redeemed by the issuer or they mature. At this time, management has not obtained sufficient evidence to conclude that these investments are impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. If we are unable to sell these securities in the market or they are not redeemed, then we may be required to hold them to maturity. We do not have a need to access these funds for operational purposes for the foreseeable future. We will continue to monitor and evaluate these investments on an ongoing basis for impairment or for a short-term to long-term reclassification. Based on our ability to access our cash and other short-term investments, our expected cash flows, and our other sources of cash, we do not anticipate that the potential illiquidity of these investments will affect our ability to execute our current business plan.

Pursuant to the terms of our line of credit with our principal lender, changes in the prime rate or monthly LIBOR rate could affect the existing rate of our outstanding loans and the rates at which we could borrow funds under our line of credit. At December 31, 2007, we had no outstanding borrowings under our line of credit with this lender. We had outstanding borrowings in the aggregate amount of $1.0 million under the notes to the former Partsbin stockholders. A 1% increase or decrease in LIBOR would not result in a material increase or decrease, respectively, in interest expense related to these outstanding borrowings.

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

None.

ITEM 9A(T).     CONTROLS A ND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007 pursuant to Rule 13a-15 and 15d-15 of the Exchange Act and concluded that, as of that date our disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of certain material weaknesses in our internal control over financial reporting, as described below, which we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). We assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). This assessment was conducted utilizing our documentation of policies and procedures, risk control matrices, gap analysis, key process walk-throughs and management’s knowledge of and interaction with its controls, but we did not complete the testing of our key controls.

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management determined that there was a material weakness related to the financial statement close process due in part to the lack of experienced knowledgeable staff, incomplete documentation and review of the financial statement close process and deficiencies in our information technology general controls. Based on this assessment, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on the specified criteria. In addition, because management has not fully completed the testing of the operation of our internal control over financial reporting, additional material weaknesses not described above may exist in those areas that were not tested.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Management’s Plan for Remediation

In connection with the development and implementation of our remediation plans, we intend to complete testing of our internal controls.

We are in the process of implementing remediation plans to address the identified material weakness as well as the gaps in our key controls. The focus of our remediation plans in the first quarter of 2008, has included the hiring of more knowledgeable accounting staff and the implementation of additional financial statement closing and review procedures.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2007, management implemented an internal control framework and began the documentation of internal controls using the COSO framework and the evaluation of the design of our internal control over financial reporting. In addition to utilizing internal resources, management also engaged outside consulting firms to assist in various aspects of its evaluation and compliance efforts. We are in the process of implementing the remediation plans to address the identified material weakness; however, except as discussed above, no changes to our internal control over financial reporting were made in the fourth quarter of the fiscal year covered by this report that have materially affected our then existing internal control over financial reporting.

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

(3) Exhibits.

The following exhibits are filed herewith or incorporated by reference to the location indicated below:

Exhibit No.	Description
2.1*	Acquisition Agreement dated May 19, 2006 by and among U.S. Auto Parts Network, Inc. and Partsbin, Inc., on the one hand, and The Partsbin.com, Inc., All OEM Parts, Inc., Power Host, Inc., Auto Parts Web Solutions, Inc., Web Chat Solutions, Inc., Everything Internet, LLC, Richard E. Pine, Lowell E. Mann, Brian Tinari and Todd Daugherty, on the other hand

3.1	Second Amended and Restated Certificate of Incorporation of U.S. Auto Parts Network, Inc. as filed with the Delaware Secretary of State on February 14, 2007 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

3.2	Amended and Restated Bylaws of U.S. Auto Parts Network, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

4.1*	Specimen common stock certificate

10.1+*	U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan

10.2+*	Form of Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.3+*	Form of Notice of Grant of Stock Option under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.4+*	Form of Acceleration Addendum to Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.5+*	U.S. Auto Parts Network, Inc. 2007 Omnibus Plan and forms of agreements

10.6*	Investors’ Rights Agreement dated March 3, 2006 by and between U.S. Auto Parts Network, Inc. and Oak Investment Partners XI, L.P.

10.7*	Note and Security Agreement dated May 19, 2006 by and among U.S. Auto Parts Network, Inc., Richard Pine, Lowell Mann, Brian Tinari and Todd Daugherty

Exhibit No.	Description
10.8+*	Offer Letter of Employment dated May 19, 2006 by and between U.S. Auto Parts Network, Inc. and Richard Pine

10.9+*	Non-Competition Agreement dated May 19, 2006 by and among U.S. Auto Parts Network, Inc. and Richard Pine, Lowell Mann, Brian Tinari and Todd Daugherty

10.10*	Shareholder’s Release dated May 19, 2006 by and between U.S. Auto Parts Network, Inc. and Richard Pine

10.11*	Business Loan Agreement dated February 24, 2006 by and between U.S. Auto Parts Network, Inc. and East West Bank

10.12*	Promissory Note dated February 24, 2006 by U.S. Auto Parts Network, Inc. in favor of East West Bank

10.13*	Teletransmission Agreement dated February 24, 2006 by and between U.S. Auto Parts Network, Inc. and East West Bank

10.14*	Business Loan Agreement dated February 24, 2006 by and between U.S. Auto Parts Network, Inc. and East West Bank

10.15*	Changes in Terms Agreement dated February 24, 2006 by and between U.S. Auto Parts Network, Inc. and East West Bank

10.16*	Loan Agreement dated May 18, 2006 by and between U.S. Auto Parts Network, Inc. and East West Bank

10.17*	Secured Promissory Note dated May 18, 2006 by U.S. Auto Parts Network, Inc. in favor of East West Bank

10.18*	Collateral Assignment Agreement dated May 18, 2006 by and between U.S. Auto Parts Network, Inc. and East West Bank

10.19*	Collateral Assignment Agreement dated May 18, 2006 by and between PartsBin, Inc. and East West Bank

10.20*	Security Agreement dated May 18, 2006 by and between U.S. Auto Parts Network, Inc. and East West Bank

10.21*	Security Agreement dated May 18, 2006 by and between PartsBin, Inc. and East West Bank

10.22*	Amendment to Existing Agreements dated May 18, 2006 by and between U.S. Auto Parts Network, Inc. and East West Bank

10.23*	Commercial Lease Agreement dated January 1, 2004 by and between U.S. Auto Parts Network, Inc. and Nia Chloe Enterprises, LLC

10.24*	Standard Industrial/Commercial Multi-Tenant Lease — Gross dated October 1, 2006 by and between U.S. Auto Parts Network, Inc. and Margay 2003, LLC

10.25*	Standard Industrial/Commercial Multi-Tenant Lease — Gross dated July 12, 2004 by and between U.S. Auto Parts Network, Inc. and Isadore Socransky

10.26*	Lease dated November 30, 2004 by and between U.S. Auto Parts Network, Inc. and William Coats

10.27†*	Catalog License and Parts Purchase Agreement dated November 20, 2006 by and between U.S. Auto Parts Network, Inc. and WORLDPAC, Inc.

10.28+*	Employment Agreement dated January 2007 by and between U.S. Auto Parts Network, Inc. and Michael J. McClane

10.29†*	Services Agreement dated October 3, 2006 by and between U.S. Auto Parts Network, Inc. and Efficient Frontier, Inc.

10.30+*	Offer Letter of Employment dated November 2006 by and between U.S. Auto Parts Network, Inc. and Howard Tong

10.31†*	Master Services Agreement dated August 5, 2005 by and between PartsBin, Inc. (as successor in interest to All OEM Parts, Inc.) and Access Worldwide Communications, Inc.

10.32+*	Offer Letter of Employment dated January 1, 2006 by and between U.S. Auto Parts Network, Inc. and Houman Akhavan

Exhibit No.	Description

10.33+*	Form of Indemnification Agreement for Officers and Directors

10.34+*	Indemnification Agreement dated March 3, 2006 by and between U.S. Auto Parts Network, Inc. and Frederic Harman

10.35*	Deeds of Assignment and Declarations of Trust executed September 2006 regarding MBS Tek Corporation stock transfer

10.36	Form of lock-up agreement, dated March 16, 2007, by and between U.S. Auto Parts Network, Inc. and each of the selling stockholders and the officers and/or directors affiliated with such selling stockholders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2007)

10.37

Form of lock-up agreement, dated March 16, 2007, by and between U.S. Auto Parts Network, Inc. and each other executive officer and director (incorporated by reference to Exhibit 10.2 to the Current Report on

Form 8-K filed with the Securities and Exchange Commission on March 20, 2007)

10.38	Lock-up agreement, dated March 16, 2007, by and between U.S. Auto Parts Network, Inc. and Oak Investment Partners XI, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2007)

10.39	Purchase Agreement, dated April 20, 2007, by and among U.S. Auto Parts Network, Inc., Access Worldwide Communications, Inc. and their respective Philippine affiliates (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2007)

10.40	Lease Agreements, dated August 8, 2007, by and among MBS Tek Corporation and Roshan Commercial Corp. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2007)

10.41	Form of Suppliers’ Agreement entered into between U.S. Auto Parts Network, Inc. and certain of its U.S. based suppliers and primary drop-ship vendors (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2007)

10.42+	Employment Agreement dated October 12, 2007 between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.43+	Non-Qualified Stock Option Agreement dated October 15, 2007 between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.44+	Non-Qualified Stock Option Agreement dated October 15, 2007 (performance grant) between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.45+	2007 New Employee Incentive Plan (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.46	Lease Agreement, dated October 11, 2007, by and between MBS Tek Corporation and Averon Holding Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007)

Exhibit No.	Description
10.47+	2008 Base Salaries and Target Bonuses of Certain Officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2008)

10.48	First Amendment to Collateral Assignment Agreements, dated October 31, 2007, by and between U.S. Auto Parts Network, Inc. and East West Bank

10.49+	Separation Agreement and Release of All Claims, effective March 10, 2008, by and between U.S. Auto Parts Network, Inc. and Howard Tong

10.50	Business Loan Agreement dated October 31, 2007 by and between U.S. Auto Parts Network, Inc. and East West Bank

10.51	Changes in Terms Agreement dated October 31, 2007 by and between U.S. Auto Parts Network, Inc. and East West Bank

10.52	Teletransmission Agreement dated October 31, 2007 by and between U.S. Auto Parts Network, Inc. and East West Bank

10.53	Commercial Security Agreement dated October 31, 2007 by and between U.S. Auto Parts Network, Inc. and East West Bank

21.1*	Subsidiaries of U.S. Auto Parts Network, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference tbo the exhibit of the same number from the registration statement on Form S-1 of U.S. Auto Parts Network, Inc. (File No. 333-138379) initially filed with the Securities and Exchange Commission on November 2, 2006, as amended.

+	Indicates a management contract or compensatory plan or arrangement

†	U.S. Auto Parts Network, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. AUTO PARTS NETWORK, INC.

Date: March 28, 2008	By:	/s/ SHANE EVANGELIST
Shane Evangelist Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned officers and directors of U.S. Auto Parts Network, Inc., do hereby constitute and appoint Shane Evangelist and Michael J. McClane, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SHANE EVANGELIST Shane Evangelist	Chief Executive Officer and Director (principal executive officer)	March 28, 2008

/s/ MICHAEL J. MCCLANE Michael J. McClane	Chief Financial Officer, Executive Vice President of Finance, Treasurer and Secretary (principal financial and accounting officer)	March 28, 2008

/s/ ROBERT J. MAJTELES Robert J. Majteles	Chairman of the Board	March 28, 2008

/s/ JOSHUA L. BERMAN Joshua L. Berman	Director	March 28, 2008

/s/ FREDRIC W. HARMAN Fredric W. Harman	Director	March 28, 2008

/s/ SOL KHAZANI Sol Khazani	Director	March 28, 2008

/s/ MEHRAN NIA Mehran Nia	Director	March 28, 2008

/s/ WARREN B. PHELPS III Warren B. Phelps III	Director	March 28, 2008

/s/ JEFFREY A. SCHWARTZ	Director	March 28, 2008
Jeffrey A. Schwartz

/s/ ELLEN F. SIMINOFF	Director	March 28, 2008
Ellen F. Siminoff

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

U.S. Auto Parts Network, Inc.

We have audited the accompanying consolidated balance sheet of U.S. Auto Parts Network, Inc. (the Company) as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Auto Parts Network, Inc. at December 31, 2006 and 2007, and the consolidated results of its operations and its cash flows for the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 28, 2008

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$1,183	$19,399
Marketable securities	—	22,650
Accounts receivable, net	2,789	2,907
Inventory, net	8,796	11,191
Deferred income taxes	934	831
Prepaid expenses and other current assets	1,149	1,808

Total current assets	14,851	58,786
Property and equipment, net	2,716	6,945
Intangible assets, net	33,362	26,444
Goodwill	14,179	14,201
Deferred income taxes	1,703	3,562
Other noncurrent assets	1,901	118

Total assets	$68,712	$110,056

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,893	$8,103
Accrued expenses	2,912	7,822
Line of credit	2,000	—
Notes payable	10,805	1,000
Capital leases payable, current portion	62	73
Other current liabilities	2,392	1,367

Total current liabilities	26,064	18,365
Notes payable less current portion, net	21,922	—
Capital leases payable, less current portion	114	48

Total liabilities	48,100	18,413
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, par value $0.001; 11,100,000 and 10,000,000 shares authorized as of December 31, 2006 and 2007, respectively; 11,055,425 and 0 shares issued and outstanding as of December 31, 2006 and 2007, respectively; (liquidation preference of $45,000 at December 31, 2006)	11	—
Common stock, par value $0.001; 50,000,000 and 100,000,000 shares authorized as of December 31, 2006 and 2007, respectively; 15,199,672 and 29,846,757 shares issued and outstanding as of December 31, 2006 and December 31, 2007, respectively	15	30
Additional paid-in capital	68,906	143,223
Accumulated other comprehensive income	5	312
Accumulated deficit	(48,325)	(51,922)

Total stockholders’ equity	20,612	91,643

Total liabilities and stockholders’ equity	$68,712	$110,056

See accompanying notes.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2005	2006	2007
Net sales	$59,698	$120,060	$160,957
Cost of sales	34,829	78,573	107,132

Gross profit	24,869	41,487	53,825
Operating expenses:
General and administrative(1)	7,254	9,594	18,587
Marketing(1)	5,802	15,102	21,551
Fulfillment(1)	4,357	4,963	7,557
Technology(1)	868	1,332	1,987
Amortization of intangibles	17	5,092	8,350

Total operating expenses	18,298	36,083	58,032

Income (loss) from operations	6,571	5,404	(4,207)
Other income (expense), net:
Loss from disposition of assets	—	(5)	—
Other income	191	157	11
Interest income	—	95	1,677
Interest expense	(106)	(1,605)	(540)

Other income (expense), net	85	(1,358)	1,148
Income (loss) before income taxes	6,656	4,046	(3,059)
Income tax (benefit) provision	(163)	550	538

Net income (loss)	$6,819	$3,496	$(3,597)

Basic net income (loss) per share	$0.52	$0.24	$(0.13)
Diluted net income (loss) per share	$0.52	$0.17	$(0.13)
Shares used in computation of basic net (loss) income per share	13,200,000	14,437,657	28,274,022
Shares used in computation of diluted net income (loss) per share	13,200,000	19,990,431	28,274,022
(1) Includes share-based compensation expense related to option grants, as follows:

	Years Ended December 31,
	2005	2006	2007
General and administrative expense	$—	$582	$1,645
Marketing expense	—	171	359
Fulfillment expense	—	25	103
Technology expense	—	78	67

	$—	$856	$2,174

See accompanying notes.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

					Additional Paid-in- Capital	Loans to Stockholders	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Comprehensive Income for the Period
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2004	—	—	13,200,000	13	526	(356)	132	5,645	5,960
Net income	—	—	—	—	—	—	—	6,819	6,819	$6,819
Distributions	—	—	—	—	—	—	—	(7,764)	(7,764)
Repayment of stockholder loans	—	—	—	—	—	356	—	—	356
Reclassification adjustment on available-for-sale investments	—	—	—	—	—	—	(132)	—	(132)	(132)

Total comprehensive income										$6,687

Balance, December 31, 2005	—	—	13,200,000	13	526	—	—	4,700	5,239
Net income	—	—	—	—	—	—	—	3,496	3,496	$3,496
Final S corporation distribution	—	—	—	—	—	—	—	(1,700)	(1,700)
Undistributed earnings related to terminated S corporation status	—	—	—	—	4,821	—	—	(4,821)	—
Recapitalization distribution	—	—	—	—	—	—		(50,000)	(50,000)
Contributions	—	—	—	—	110	—	—	—	110
Issuance of common stock	—	—	16,363	—	150	—	—	—	150
Issuance of preferred stock	11,055,425	11	—	—	42,127	—	—	—	42,138
Issuance of warrants	—	—	—	—	147	—	—	—	147
Share-based compensation	—	—	—	—	1,027	—	—	—	1,027
Issuance of common stock in connection with business acquisition	—	—	1,983,315	2	19,998	—	—	—	20,000
Fractional shares cancelled due to stock split	—	—	(6)	—	—	—	—	—	—
Effect of changes in foreign currencies	—	—	—	—	—	—	5	—	5	5

Total comprehensive income										$3,501

Balance, December 31, 2006	11,055,425	$11	15,199,672	$15	$68,906	$—	$5	$(48,325)	$20,612

Net loss	—	—	—	—	—	—	—	(3,597)	(3,597)	$(3,597)
Issuance of shares in connection with IPO, net of fees	—	—	8,000,000	8	71,537	—	—	—	71,545
Conversion of preferred stock	(11,055,425)	(11)	6,633,255	7	4	—	—	—	—
Issuance of shares in connection with exercise of stock options	—	—	13,830	—	94	—	—	—	94
Share-based compensation	—	—	—	—	2,682	—	—	—	2,682

Effect of changes in foreign currencies	—	—	—	—	—	—	307	—	307	307

Total comprehensive income										$(3,290)

Balance, December 31, 2007	—	$—	29,846,757	$30	$143,223	$—	$312	$(51,922)	$91,643

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2006	2007
Operating activities
Net income (loss)	$6,819	$3,496	$(3,597)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,976	1,786	1,469
Amortization of intangibles	17	5,092	8,350
Non-cash interest expense	—	61	273
Loss from disposition of assets	—	5	—
Share-based compensation	—	956	2,174
Realized gain on sale of marketable securities	(75)	—	—
Deferred income taxes	(101)	(2,615)	(1,756)
Changes in operating assets and liabilities:
Accounts receivable, net	(489)	(1,152)	(118)
Inventory, net	(3,336)	608	(2,394)
Prepaid expenses and other current assets	(264)	(716)	(641)
Other noncurrent assets	43	(1,824)	1,790
Accounts payable and accrued expenses	3,964	549	5,061
Other current liabilities	104	889	(1,025)

Net cash provided by (used in) operating activities	8,658	7,135	9,585
Investing activities
Additions to property, equipment and intangibles	(440)	(1,890)	(5,002)
Acquisition of assembled workforce	—	—	(1,296)
Acquisition of business, net of cash acquired	—	(24,381)	(23)
Proceeds from sale of equipment	154	—	—
Proceeds from sale of marketable securities	653	—	74,447
Purchase of marketable securities	—	—	(97,097)
Payments of related-party loans	356	—	—

Net cash provided by (used in) investing activities	723	(26,271)	(28,971)
Financing activities
Proceeds from credit line	2,000	2,000	750
Payments of credit line	(3,500)	—	(2,750)
Proceeds received from notes payable, net of discount	—	31,705	—
Payments made on notes payable	—	(4,111)	(32,000)
Proceeds from initial public offering, net of offering costs	—	—	71,537
Proceeds received on issuance of Series A convertible preferred stock, net of offering costs	—	42,246	—
Payments of short-term financing	(105)	(351)	(56)
Payments to related parties	(1,777)	—	—
Contributed capital	10	—	—
Proceeds from sale of common stock and exercise of stock options	—	150	94
Stockholder distributions	(7,764)	(1,700)	—
Recapitalization distribution	—	(50,000)	—

Net cash (used in) provided by financing activities	(11,136)	19,939	37,575

Effect of exchange rate changes on cash	—	5	27
Net (decrease) increase in cash and cash equivalents	(1,755)	808	18,216
Cash and cash equivalents, beginning of period	2,130	375	1,183

Cash and cash equivalents, end of period	$375	$1,183	$19,399

Supplemental disclosure of noncash financing activities:
Property acquired under capital leases	$500	$—	$—
Undistributed earnings related to terminated S corporation status	—	4,821	—
Issuance of common stock in connection with business acquisition	—	20,000	—
Issuance of note payable to selling shareholders in connection with business acquisition	—	5,000	—
Issuance of warrants for costs associated with debt and equity issuances	—	147	—
Cash paid during the period for:
Interest	$76	$1,330	$253
Income taxes	469	3,378	3,446

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

Principles of Consolidation

On June 30, 2005, the Company acquired MBS Marketing, Inc. (“MBS”), which provided Internet marketing services to support the Company’s online marketing program. Prior to June 30, 2005, the Company had no direct ownership interest in MBS but, as the Company was the primary beneficiary of MBS under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), the financial statements of MBS were consolidated with those of the Company. MBS and the Company were also under common ownership. Effective June 30, 2005, the Company merged MBS into its operations. Pursuant to the merger, all assets, liabilities, rights and obligations of MBS were transferred to, and assumed by, the Company, and the Company issued 2,200,440 shares of its common stock to the stockholders of MBS in exchange for their shares in MBS. The merger was accounted for as entities under common control, whereby the Company recognized the assets and liabilities of MBS at their carryover basis as of the date of the merger. Accordingly, adjustments have been made to combine MBS on a historical basis and all significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, but are not limited to, the valuation of inventory, valuation of deferred tax assets and liabilities, estimated useful lives of property, equipment and software, valuation of intangible assets, including goodwill, recoverability of software development costs, valuation of sales returns and allowances, and the ultimate collection of accounts receivables. Actual results could differ from these estimates.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain reclassifications have been made to prior year financial statements in order to conform to current year presentation.

Cash and Cash Equivalents

The Company considers all money market funds and short-term debt securities purchased with original maturities of ninety days or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying value of financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, accounts payable and borrowings, approximates fair value at December 31, 2006 and 2007 due to their short-term maturities and the relatively stable interest rate environment.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are stated net of allowance for doubtful accounts. At December 31, 2006 and 2007, amounts due from a single customer were $948,000 and $1.2 million, respectively, representing 34% and 40% of net accounts receivable, respectively. The allowance for doubtful accounts is determined primarily on the basis of past collection experience and general economic conditions. The Company determines terms and conditions for its customers primarily based on the volume purchased by the customer, customer creditworthiness and past transaction history. The allowance for doubtful accounts totaled $24,000 and $12,000 at December 31, 2006 and 2007, respectively.

Concentrations of credit risk are limited to the customer base to which the Company’s products are sold. There is one significant concentration of credit risk related to one customer. The balance of the amount receivable from this customer at December 31, 2007 was $1.2 million. The maximum amount of loss due to credit risk that the Company would incur should the customer fail to perform is the amount of the outstanding receivable. The Company does not believe other significant concentrations of credit risk exist.

Marketable Securities

Marketable securities are mainly comprised of close-end funds primarily invested in Auction Rate Securities (“ARS”). The underlying ARS are tax-exempt municipal bonds with maturities of thirty or more years, for which the interest rates are reset through a “Dutch auction” every seven days. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and based on the Company’s ability to market and sell these instruments, the Company classifies ARS as available-for-sale and carries them at amortized cost, which approximates fair value.

The Company held no marketable securities on December 31, 2005 or 2006. During the twelve months ended December 31, 2007, the carrying amount of the investment in ARSs approximated fair value due to the rapid turnover of the portfolio and the highly-liquid nature of these investments. Therefore, there were no significant realized or unrealized holding gains or losses.

Other-Than-Temporary Impairment

All of the Company’s marketable securities are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. No impairment charges were recorded on any investments during the year ended December 31, 2007. The Company holds auction rate securities and in February 2008, certain auction rate securities held by the Company failed, as described more fully in Note 15, under the caption Auction Rate Securities.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company primarily purchases products in bulk quantities to take advantage of quantity discounts and to assure inventory availability. Inventory is reported net of inventory reserves for slow moving, obsolete or scrap product, which are established based on specific identification of slow moving items and the evaluation of overstock considering anticipated sales levels. Gross inventory, inventory reserves and net inventory at December 31, 2006 and 2007 are as follows:

	Years Ended December 31,
	2005	2006	2007
	(in thousands)
Gross inventory	$9,760	$9,488	$11,794
Inventory reserves	(960)	(692)	(603)

Total net inventory	$8,800	$8,796	$11,191

The following table reconciles the inventory reserve:

(In thousands)	Balance at Beginning of Period	Charged to Cost or Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2005
Inventory reserve	$769	221	(30)	$960
Year Ended December 31, 2006
Inventory reserve	$960	(119)	(149)	$692
Year Ended December 31, 2007
Inventory reserve	$692	219	(308)	$603

Website and Software Development Costs

The Company capitalizes certain costs associated with website and software developed for internal use according to EITF No. 00-2, “Accounting for Website Development Costs” (“EITF 00-2”), and Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), when both the preliminary project design and testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website and software development such as payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use software project. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. The Company capitalized $889,000 and $2.3 million during the years ended December 31, 2006 and 2007, respectively. These amounts are amortized on a straight-line basis over two years once the software is placed into use.

Long-Lived Assets and Intangibles

The Company assesses long-lived assets, including intangibles subject to amortization, and indefinite lived intangibles, including goodwill, for impairment on an annual basis and whenever events and circumstances indicate that the carrying value of an asset may not be recoverable based on the undiscounted estimated future cash flows expected to result from its use and eventual disposition. For purposes of performing annual impairment tests, the Company identified reporting units in accordance with the guidance provided within SFAS No. 142, “Goodwill and Other Intangible Asset.” The Company identified one reporting unit, equivalent with its one segment. Impairments will be recognized in operating results to the extent that the carrying value exceeds the discounted cash flows (or undiscounted cash flows in the case of goodwill and indefinite lived intangibles) of future operations. The Company did not recognize any impairment losses for the years ended December 31, 2005, 2006 or 2007.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Sales discounts are recorded in the period in which the related sale is recognized. Sales returns and allowances are estimated based on historical amounts. Credits are issued to customers for returned products. Credits amounted to $5.6 million, $11.8 million and $18.1 million for the years ended December 31, 2005, 2006 and 2007, respectively. The Company’s sales returns and allowances reserves totaled $170,000, $1.4 million and $710,000 at December 31, 2005, 2006 and 2007, respectively.

No customer accounted for more than 10% of the Company’s net sales in the past three years.

The following table provides an analysis of the reserve for sales returns and the reserve for doubtful accounts:

(In thousands)	Balance at Beginning of Period	Charged to Revenue, Cost or Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2005
Reserve for sales returns	$200	(30)	—	$170
Reserve for doubtful accounts	51	16	—	67
Year Ended December 31, 2006
Reserve for sales returns	$170	1,238	—	$1,408
Reserve for doubtful accounts	67	(32)	(11)	24
Year Ended December 31, 2007
Reserve for sales returns	$1,408	(698)	—	$710
Reserve for doubtful accounts	24	(5)	(7)	12

Other Income

Other income consists of realized gains on available-for-sale investments, as well as commission income received from website licensing fees and other items.

	Years Ended December 31,
	2005	2006	2007
	(in thousands)
Commissions	$112	$23	$—
Insurance claim	—	128	—
Other income	4	6	11
Realized gains	75	—	—

Total other income	$191	$157	$11

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cost of Goods Sold

Cost of goods sold consists of the direct costs associated with procuring parts from suppliers and delivering products to customers. These costs include direct product costs, purchase discounts, outbound freight and warehouse supplies. The Company includes freight and shipping costs in cost of goods sold. Total freight and shipping expense included in cost of goods sold for the years ended December 31, 2005, 2006 and 2007 was $9.0 million, $14.5 million and $19.5 million, respectively.

Marketing

Marketing costs, including advertising, are expensed as incurred. The majority of marketing expense is paid to Internet search engine service providers and Internet commerce facilitators. For the years ended December 31, 2005, 2006 and 2007, the Company recognized advertising costs of $3.4 million, $9.2 million and $11.2 million, respectively.

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

Leases

The Company analyzes lease agreements for operating versus capital lease treatment in accordance with SFAS No. 13, “Accounting for Leases.” Rent expense for leases designated as operating is expensed on a straight-line basis over the term of the lease.

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

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When appropriate, a valuation reserve is established to reduce deferred tax assets, which include tax credits and loss carry forwards, to the amount that is more likely than not to be realized.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has greater than 50 percent likelihood of being realized upon ultimate settlement. As a result of the adoption of FIN 48 at January 1, 2007 and as of December 31, 2007 as a result of updating its current year analysis, the Company recognized no material adjustment in the liability for unrecognized income tax benefits and no corresponding interest or penalties, however the Company’s policy is to record interest and penalties as income tax expense. The tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Net Income (Loss) Per Share

Net income (loss) per share has been computed in accordance with FASB Statement No. 128, “Earnings Per Share” (see Note 8).

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

Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. The Company currently uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards, with the exception of options granted containing market conditions, which the Company estimates the fair value using a Monte Carlo model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes and Monte Carlo models is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. As of December 31, 2007, the Company did not have an adequate history of market prices of its common stock as the Company only recently became a public company, and as such the Company estimates volatility in accordance with Staff Accounting Bulletin No. 107 (“SAB 107”) using historical volatilities of similar public entities. The expected life of the awards is based on a simplified method which defines the life as the average of the contractual term of the options and the weighted average vesting period for all open tranches. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of awards. The dividend yield assumption is based on the Company’s expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Data

The Company manages its operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, the Company operates in one reportable segment and reporting revenues by product line or geographic location is impracticable.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 was scheduled to be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

2.	Property and Equipment, Net

The Company’s fixed assets consisted of computer software (internally developed and purchased), machinery and equipment, furniture and fixtures, and vehicles, and are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable and amortizable assets to operations over their estimated service lives. Depreciation expense for the years ended December 31, 2005, 2006 and 2007 was $181,000, $384,000 and $940,000, respectively. Software amortization expense for the years ended December 31, 2005, 2006 and 2007 was $1.8 million, $1.4 million and $529,000, respectively. The cost and related accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings.

Property and equipment consisted of the following at December 31, 2006 and 2007:

	December 31,
	2006	2007
	(in thousands)
Machinery and equipment	$2,046	$4,000
Computer software and equipment	4,271	5,390
Vehicles	152	152
Leasehold improvements	112	704
Furniture and fixtures	102	368
Construction in process	738	2,528

	7,421	13,142
Less accumulated depreciation and amortization	(4,705)	(6,197)

Property and equipment, net	$2,716	$6,945

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2007, $2.8 million of the Company’s net property and equipment was located in the Philippines. Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes, at rates based on the following estimated useful lives:

Years
Machinery and equipment	3 – 5
Computer software (purchased and developed)	2 – 5
Computer equipment	3 – 5
Vehicles	3 – 5
Leasehold improvements	3 – 5
Furniture and fixtures	5 – 7

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Intangibles

In May 2006, in connection with the acquisition of Partsbin, the Company recognized goodwill with an indefinite life in the amount of $14.2 million and other intangible assets described in the table below. In April 2007, the Company acquired an assembled workforce, valued at $1.3 million, from its outsourced call center provider in the Philippines, Access Worldwide, which consisted of bringing the services of 171 sales and customer service agents in-house. See Note 12 for further discussion regarding details of these acquisitions.

Intangibles subject to amortization are expensed on a straight-line basis. Amortization expense relating to intangibles totaled $17,000, $5.1 million and $8.4 million for the years ended December 31, 2005, 2006 and 2007, respectively. Included in the intangible asset, assembled workforce is an increase of approximately $159,000 due to foreign currency fluctuation.

Intangibles, excluding goodwill, consisted of the following at for the years ended:

		December 31, 2006			December 31, 2007
	Useful Life	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
		(in thousands)
Intangible assets subject to amortization:
Websites	5 years	$28,988	$(3,569)	$25,419	$28,988	$(9,367)	$19,621
Software	2 - 5 years	4,089	(839)	3,250	4,089	(2,202)	1,887
Vendor agreements	3 years	2,996	(614)	2,382	2,996	(1,613)	1,383
Assembled workforce	7 years	—	—	—	1,445	(155)	1,291
Purchased domain names	3 years	165	(84)	81	175	(143)	32

		36,238	(5,106)	31,132	37,670	(13,480)	24,214
Intangible assets not subject to amortization:
Domain names	indefinite life	2,230	—	2,230	2,230	—	2,230

Total		$38,468	$(5,106)	$33,362	$39,900	$(13,480)	$26,444

The following table summarizes the future estimated annual amortization expense for these assets over the next five years:

Years Ending December 31,
2008	$8,400
2009	6,915
2010	6,007
2011	2,438
Thereafter	454

Total	$24,214

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Line of Credit

At December 31, 2004, the Company had a $3.0 million committed line of credit agreement with a bank with interest at 0.25% above the lender’s reference rate. In 2006, the credit line was extended to July 31, 2007, and was increased to $7.0 million. In February 2007, the credit line was extended to October 31, 2009. At December 31, 2006, the Company had $2.0 million outstanding with a weighted-average interest rate of 7.75%. No amounts were outstanding at December 31, 2007. The credit agreement contains customary covenants that, among other things, requires compliance with certain financial ratios and targets and restricts the incurrence of additional indebtedness. During the year ended December 31, 2006, for purposes of complying with loan covenants, the bank amended the covenant related to EBITDA to add back share-based compensation. As a result of this amendment, the Company was compliant with all loan covenants as of December 31, 2006 and 2007. There are no compensating balance requirements. Substantially all the assets of the Company serve as collateral on the line of credit.

5.	Notes Payable

Notes payable consists of the following:

	December 31,
	2006	2007
	(in thousands)
Secured debt, payable beginning March 31, 2007, with interest at LIBOR for 12 months, then LIBOR plus 1.5%, due March 31, 2010	$10,000	$—
Secured debt, payable beginning June 30, 2007, with interest at LIBOR plus 1.75%, net, due May 31, 2010	17,727	—
Notes payable to stockholders, payable beginning June 30, 2007, with interest at LIBOR, due March 31, 2008	5,000	1,000

Total	32,727	1,000
Less current portion	(10,805)	(1,000)

Long-term notes payable	$21,922	$—

On March 3, 2006, the Company entered into a secured $10.0 million loan agreement with a bank in connection with the recapitalization described below. The loan bore interest at LIBOR for the first twelve months and LIBOR plus 1.5% thereafter. On May 19, 2006, the Company entered into a secured loan agreement with the same bank to provide financing for the cash portion of the purchase price for the acquisition of Partsbin in the amount of $22.0 million. During the third and fourth quarters of 2006, the Company paid $4.0 million toward the principal balance of the loan, reducing the balance to $18.0 million (consisting of the net $17.7 million balance shown above and a $273,000 discount). The loans bore interest at LIBOR plus 1.75% and were interest only until April 2007. The loans were secured by substantially all of the assets of the Company, and the term of each loan was four years with monthly payments of principal and interest required after the first year. The loans were also required to be paid off with the proceeds of a qualified initial public offering, as defined in such agreements. As a result, during the year ended December 31, 2007, these notes were fully repaid with the proceeds from the initial public offering which occurred on February 9, 2007 (see Note 6).

As a component of the purchase price for the acquisition of Partsbin, the Company entered into promissory notes in the aggregate principal amount of $5.0 million with the stockholders of Partsbin. The notes bore interest at LIBOR and were interest only until June 2007. Beginning in the quarter ending June 30, 2007, the notes were payable in equal quarterly installments until March 31, 2008. The notes became due and payable upon the completion of the Company’s initial public offering, as defined in such notes. The notes are secured by substantially all the assets of the Company. During the year ended December 31, 2007 $4.0 million was paid on these notes, with the proceeds from the initial public offering which occurred on February 9, 2007 (see Note 6).

The discount on notes payable represents fees paid to the lender plus the fair value of the warrant issued in connection with the loan.

Future maturities of notes payable will be $1.0 million in 2008.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Series A Convertible Preferred Stock and Stockholders’ Equity

Initial Public Offering

On February 8, 2007, the SEC declared effective the Company’s Registration Statement on Form S-1 for its initial public offering. The Company’s common stock commenced trading on February 9, 2007. The Company and the selling stockholders sold a total of 11.5 million shares of the Company’s common stock at a price of $10.00 per share, of which 3.5 million of the shares were offered by selling stockholders (which included 1.5 million shares sold pursuant to the exercise of the underwriters’ over-allotment option). A total of $115.0 million was generated through the offering, which was distributed as follows: $8.1 million for underwriting discounts and commissions; $32.5 million to the selling stockholders; and $74.4 million to the Company. The Company incurred additional offering costs of approximately $2.9 million, of which $1.7 million was included in other assets at December 31, 2006. RBC Capital Markets Corporation, Thomas Weisel Partners LLC, Piper Jaffray & Co., and JMP Securities LLC acted as the underwriters for the offering. Upon the closing of the Company’s initial public offering, 11,055,425 shares of the Company’s Series A convertible preferred stock (the “Preferred Stock”) converted into an aggregate of 6,633,255 shares of common stock.

Approximately $28.0 million of the net proceeds from the offering was used to repay outstanding indebtedness of approximately $18.0 million and $10.0 million under two term loans. In addition, $4.0 million of the net proceeds from the offering was used to repay the notes payable to the former stockholders of Partsbin. The remaining net proceeds from the offering have been invested in money market funds and tax exempt municipal bonds.

Authorized Capital Stock

On February 14, 2007, the Company filed a second amended and restated certificate of incorporation to provide for authorized capital stock of 100,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock.

Convertible Preferred Stock

The Preferred Stock was convertible on a one-to-one basis, at the option of the holders thereof, into shares of common stock. In the event of a liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock were entitled to receive, prior to any distribution to the holders of common stock, an amount equal to $4.07 per share. The Preferred Stock was also entitled to receive dividends, when and if declared by the board of directors. No dividends were declared during the year ended December 31, 2007. In addition to the foregoing rights and privileges, the holders of the Preferred Stock were entitled to elect two directors to the Company’s board of directors. Each share of the Preferred Stock automatically converted into common stock upon completion of the Company’s initial public offering in February 2007 discussed above.

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

Recapitalization

On March 3, 2006, the Company completed a recapitalization. As part of this transaction, the Company sold 11,055,425 shares of Preferred Stock at a purchase price of $4.07 per share, or $45.0 million in the aggregate. Issuance costs totaled approximately $2.9 million and included the value of the warrants issued. The warrants were valued at $108,000 using the Black-Scholes valuation model using the following assumptions: expected life of two years; risk-free interest rate of 4.75%; volatility (based upon historical volatilities of similar public entities) of 31%; and dividend yield of 0%. Total issuance costs were netted against the proceeds received.

To provide additional financing for the recapitalization, the Company borrowed $10.0 million from a bank on March 3, 2006 (see Note 5). This loan and a portion of the $45.0 million received from the sale of the Preferred Stock were used to fund the $51.7 million distribution made to the holders of the Company’s common stock as a part of the recapitalization, of which

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$50.0 million related to the transaction and $1.7 million represented the final S corporation distribution resulting from the termination of the Company’s S corporation status. Total undistributed earnings of $4.8 million on this date have been included in the Company’s consolidated financial statements as additional paid in capital. The amount distributed in excess of accumulated earnings was $45.2 million.

In addition, the stockholders approved a stock split of the Company’s common stock at a ratio of 1,100 shares for every one share previously held. The stock split became effective on March 3, 2006. All share and per share data included in these consolidated financial statements retroactively reflect this stock split as well as the reverse stock split described above.

Stock Options

The Company adopted the 2007 Omnibus Incentive Plan (the “2007 Omnibus Plan”) in Janaury 2007, which became effective on the effective date (February 8, 2007) of the registration statement filed in connection with the Company’s initial public offering. Under the 2007 Omnibus Plan, the Company is authorized to issue 2.4 million shares of common stock under various instruments plus an automatic annual increase on the first day of each of the Company’s fiscal years beginning on January 1, 2008 and ending on January 1, 2017 equal to (i) the lesser of (A) 1,500,000 shares of Common Stock or (B) five percent (5%) of the number of shares of Common Stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of Common Stock as determined by the Company’s board of directors. Options granted under the 2007 Omnibus Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must be equal to 100% of the fair market value on the date of grant. The 2007 Omnibus Plan provides for automatic grant of options to purchase common stock to non-employee directors.

At December 31, 2007, 385,937 shares were available for future grants under the 2007 Omnibus Plan.

The following table summarizes the Company’s stock option activity under the 2007 Omnibus Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2006	—	$—
Granted	2,664,069	6.66
Exercised	—	—
Expired	—	—
Forfeited	(773,006)	$6.44
Options outstanding, December 31, 2007	1,891,063	$6.75	3.15	$2,833,190
Vested and expected to vest at December 31, 2007	—	$—	—	$—
Options exercisable, December 31, 2007	—	$—	—	$—

The weighted-average fair value of options granted during the year ended December 31, 2007 was $6.66.

The intrinsic value of stock options at the date of exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During the year ended December 31, 2007, there were no exercises under the 2007 Omnibus Plan. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value price of the Company’s common stock for the 1,402,463 options that were in-the-money as of December 31, 2007.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information with respect to outstanding options under the 2007 Omnibus Plan as of December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$5.00-$6.00	1,049,963	2.90	$5.77	—	$—
$6.01-$7.00	183,000	3.25	$6.08	—	$—
$7.01-$9.00	618,100	3.57	$8.44	—	$—
$9.01-$10.00	40,000	2.50	$9.41	—	$—

Totals	1,891,063	3.15	$6.75	—	$—

The Company adopted the 2007 New Employee Incentive Plan (the “2007 New Employee Plan”) in October 2007. Under the 2007 New Employee Plan, the Company is authorized to issue 2.0 million shares of common stock under various instruments solely to new employees. Options granted under the 2007 New Employee Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must be equal to 100% of the fair market value on the date of grant.

At December 31, 2007, 1,000,000 shares were available for future grants under the 2007 New Employee Plan.

The following table summarizes the Company’s stock option activity under the 2007 New Employee Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2006	—	$—
Granted	1,000,000	8.65
Exercised	—	—
Expired	—	—
Forfeited
Options outstanding, December 31, 2007	1,000,000	$8.65	3.83	$—
Vested and expected to vest at December 31, 2007	—	$—	—	$—
Options exercisable, December 31, 2007	—	$—	—	$—

The weighted-average fair value of options granted during the year ended December 31, 2007 was $8.65.

The intrinsic value of stock options at the date of exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During the year ended December 31, 2007, there were no exercises under the 2007 New Employee Plan. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value price of the Company’s common stock for options that were in-the-money as of December 31, 2007. No options outstanding at December 31, 2007 were in-the-money.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information with respect to outstanding options under the 2007 New Employee Plan as of December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$8.65	1,000,000	3.83	$8.65	—	$—

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

At December 31, 2007, there were no shares available for future grants under the 2006 Plan.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2005	—	$—
Granted	2,891,304	$8.75
Exercised	—	$—
Expired	—	$—
Forfeited	(104,772)	$9.08
Options outstanding, December 31, 2006	2,786,532	$8.74
Granted	123,000	$11.68
Exercised	(13,830)	$8.12
Expired	—	$—
Forfeited	(887,364)	$9.70
Options outstanding, December 31, 2007	2,008,338	$8.74	2.32	$1,263,802
Vested and expected to vest at December 31, 2007	815,493	$8.30	2.31	$560,107
Options exercisable, December 31, 2007	2,008,338	$8.51	2.32	$1,263,802
Options exercisable, December 31, 2006	2,786,532	$8.74	3.36	$8,187,950

The weighted-average fair value of options granted during the year ended December 31, 2007 was $11.68.

The intrinsic value of stock options at the date of exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During the years ended December 31, 2007, the intrinsic value of options exercised was $18,524. In determining the intrinsic value of stock options exercised, the Company established the exercise price based on the fair value of the Company’s stock at the date of grant as determined by the Company’s board of directors until the Company’s stock was publicly traded upon the commencement of its initial public offering in February 2007. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value price of the Company’s common stock for the 957,978 options that were in-the-money as of December 31, 2007.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information with respect to outstanding options under the 2006 Plan as of December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$6.00-$7.00	915,738	2.25	$6.78	915,738	$6.78
$7.01-$9.00	42,240	2.17	$7.10	42,240	$7.10
$9.01-$10.00	668,280	2.42	$9.17	668,280	$9.17
$10.01-$12.00	382,080	2.36	$11.68	382,080	$11.68

Total	2,008,338	2.32	$8.51	2,008,338	$8.51

Warrants

At December 31, 2007, the Company had outstanding vested warrants to purchase up to 84,332 shares of common stock, which warrants terminate three years after their respective grant dates. The following table summarizes the warrants outstanding at December 31, 2007:

Security Issued Upon Exercise	No. of Shares	Grant Date	Exercise Price	Purpose of Grant
Common stock	66,332	March 3, 2006	$6.78	Financial advisory services
Common stock	18,000	May 22, 2006	$9.17	Lending arrangement

Total	84,332

The March 3, 2006 warrants were issued in connection with the placement of the Preferred Stock to the placement agent as a portion of their fee. The warrants are immediately exercisable and fully vested. The fair value of these warrants has been netted against the proceeds of the private placement and recorded as a reduction to the Preferred Stock. The May 22, 2006 warrants were issued as part of the $22.0 million secured debt financing associated with the Partsbin acquisition and were recorded as a discount on notes payable. Both issuances increased additional paid-in-capital on common stock.

The Company determined the fair value of the warrants at the date of grant using the Black-Scholes option pricing model based on the estimated fair value of the underlying common stock, a volatility rate ranging from 30% to 31%, zero dividends, a risk-free interest rate ranging from 4.75% to 5.00%, and an expected life of two years.

7.	Accounting for Share-Based Compensation

The Company accounts for share-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which was adopted on January 1, 2006. No stock options were granted prior to January 1, 2006. All stock options issued to employees are recognized as share-based compensation expense in the financial statements based on their respective grant date fair values, on a straight-line basis and are recognized within the statements of income as general and administrative, marketing, fulfillment or technology expense, based on employee departmental classifications.

Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. As of December 31, 2007, the Company did not have an adequate history of market prices of its common stock as the Company only recently became a public company, and as such the Company estimates volatility in accordance with SAB No. 107 using historical volatilities of similar public entities. The expected life of an award is based on a simplified method which defines the life as the average of the contractual term of the option and the weighted average vesting period for all open tranches. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected life of the awards. The dividend yield assumption is based on the Company’s expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the each of the years ended:

	December 31, 2006	December 31, 2007
Expected life	3– 4 years	1– 4 years
Risk-free interest rate	5%	3% – 5%
Expected volatility	30% –38%	32% –39%
Expected dividend yield	0%	0%

Using the Black-Scholes option-pricing model for the estimated weighted average fair value of an option to purchase one share of common stock granted during the year ended December 31, 2007, the resulting fair value was $2.66 per share of common stock subject to options.

In October 2007, the Board approved an option grant, which contained a market condition requirement. These options will vest based on the achievement of specified stock price appreciation milestones, which represents a market condition, over a five-year period commencing on October 15, 2007. The grant was for a total of 250,000 shares. The fair value of the option was estimated on the date of grant using the Monte Carlo option pricing model with the following average assumptions:

December 31, 2007
Expected life	2.4 years
Risk-free interest rate	4.20%
Expected volatility	39%
Expected dividend yield	0%
Initial stock price	$8.65

Share-Based Compensation Expense

The Company’s adoption of SFAS No. 123(R), effective January 1, 2006, resulted in the recognition of share-based compensation expense of $856,000 and $2.2 million, net of $171,000 and $508,000 of expense capitalized as internally- developed software, for each of the years ended December 31, 2006 and 2007, respectively. This share-based compensation expense caused the Company’s basic and diluted net income per share for the years ended December 31, 2006 and 2007 to be reduced by $0.06 and $0.05 and $0.08 and $0.08, respectively.

There was $4.6 million of unrecognized compensation expense related to stock options as of December 31, 2007, which expense is expected to be recognized over a weighted-average period of 2.9 years. The table below sets forth the expected amortization of share-based compensation expense for the next four years for all options granted as of December 31, 2007, assuming all employees remain employed by the Company for their remaining vesting periods:

	Years Ending December 31,
	2008	2009	2010	2011
	(in thousands)
Amortization of share-based compensation	$1,912	$1,725	$608	$306

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

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Net Income Per Share

Net income per share has been computed in accordance with FASB Statement No. 128, “Earnings Per Share.” The following table sets forth the computation of basic and diluted net income (loss) per share:

	Years Ended December 31,
	2005	2006	2007
	(in thousands, except share and per share data)
Net Income Per Share
Numerator:
Net income (loss)	$6,819	$3,496	$(3,597)
Denominator:
Weighted-average common shares outstanding (basic)	13,200,000	14,437,657	28,274,022
Common equivalent shares from conversion of preferred stock	—	5,524,683	—
Common equivalent shares from common stock options and warrants	—	28,091	—

Weighted-average common shares outstanding (diluted)	13,200,000	19,990,431	28,274,022
Basic net income (loss) per share	$0.52	$0.24	$(0.13)

Diluted net income (loss) per share	$0.52	$0.17	$(0.13)

Potentially dilutive securities not included in the calculation of diluted net income per share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	Years Ended December 31,
	2005	2006	2007
Common stock warrants	—	—	84,332
Options to purchase common stock	—	1,649,614	4,899,400
Shares of common stock subject to repurchase	—	—	—

Total	—	1,649,614	4,983,732

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Income Taxes

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” which became effective for the Company on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has greater than 50 percent likelihood of being realized upon ultimate settlement. As a result of the adoption of FIN 48 at January 1, 2007 and as of December 31, 2007 as a result of updating its current year analysis, the Company recognized no material adjustment in the liability for unrecognized income tax benefits and no corresponding interest or penalties; however the Company’s policy is to record interest and penalties as income tax expense. The tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Income tax expense as it relates to the Company’s consolidated entity which was a C corporation for the years ended December 31, 2005, 2006 and 2007 consists of the following:

	Years Ended December 31,
	2005	2006	2007
	(in thousands)
Current:
Federal tax	$(209)	$2,432	$1,634
State tax	148	733	570
Foreign tax	—	—	90

Total current taxes	(61)	3,165	2,294

Deferred:
Federal tax	(54)	(2,018)	(1,409)
State tax	(48)	(597)	(349)
Foreign tax	—	—	—

Total deferred taxes	(102)	(2,615)	(1,757)
Income tax expense (benefit), consolidated	$(163)	$550	$538

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense differs from the amount that would result from applying the federal statutory rate as follows:

	Years Ended December 31,
	2005	2006	2007
	(in thousands)
Income tax at U.S. federal statutory rate:
U.S. Auto Parts Network	$—	$1,374	$(1,114)
MBS Marketing	(3)	—	—
Share-based compensation	—	111	161
State income tax, net of federal tax effect	115	240	(192)
S-Corporation rate adjustment	—	(715)	—
Change in rate for deferred tax assets	(275)	(457)	—
Tax exempt interest	—	—	(210)
Legal settlement	—	—	1,789
Foreign tax	—	—	90
Other	—	(3)	14

Effective tax (benefit) provision	$(163)	$550	$538

The Company’s effective tax rate was also impacted by income taxes incurred in foreign and state jurisdictions. With respect to the income of its foreign subsidiaries, the Company takes the position that the earnings of the foreign subsidiaries are permanently invested in that jurisdiction. As a result, no additional income taxes have been provided on the possible repatriation of these earnings to the parent company. The Company has not calculated the amount of deferred liability that would result from such repatriation as such determinable is not practicable.

Deferred tax assets and deferred tax liabilities at December 31, 2005, 2006 and 2007 consisted of the following:

	December 31,
	2005	2006	2007
	(in thousands)
Deferred tax assets:
Inventory reserve	$14	$280	$259
Share-based compensation	—	248	1,003
Amortization	—	1,580	3,841
Book over tax depreciation	—	78	—
Sales reserve	3	606	305
Deferred state tax deduction	—	—	124
Other	5	260	197

Total deferred tax assets	22	3,052	5, 729
Deferred tax liability:
Tax over book depreciation	—	—	398
Tax over book goodwill amortization	—	203	609
State deferred tax liabilities	—	212	329
Accrual to cash adjustment	—	—	—

Total deferred tax liability	—	415	1,336

Net consolidated deferred tax assets (liabilities)	$22	$2,637	$4,393

Included in accrued expenses are income taxes receivable of $207,000 and $1.3 million for the years ended December 31, 2006 and 2007, respectively. Income taxes consist primarily of domestic taxes.

10.	Related-Party Transactions

Beginning in November 2003, the Company leased its corporate headquarters and primary warehouse from Nia Chloe, LLC (“Nia Chloe”), a related party with ownership which mirrored the then ownership of the Company. Lease payments and

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expenses associated with this related party arrangement totaled $475,000, $541,000 and $527,000, respectively, for the years ended December 31, 2005, 2006 and 2007. The Company had guaranteed Nia Chloe’s loans from two banks in the aggregate amount of $3.4 million with respect to the property that it leases from Nia Chloe. Such guarantees were terminated in March 2006. An unsecured, non-interest bearing loan of $94,000 was due to Nia Chloe and payable upon demand as of December 31, 2004. This loan was repaid in 2005. The Company has evaluated its relationship with Nia Chloe with regard to FIN 46R, “Consolidation of Variable Interest Entities”. The Company has determined that Nia Chloe does not meet the criteria for consolidation under FIN 46R and therefore this entity is not consolidated in the Company’s financial statements.

Prior to the merger of MBS into the Company in June 2005 (see Note 1), MBS provided marketing services to the Company and received an aggregate of $338,000 from the Company in the year ended December 31, 2005. The ownership of MBS, prior to the merger, mirrored the ownership of the Company.

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

In September 2002, the landlord of a related party filed a lawsuit in Los Angeles Superior Court alleging certain breaches of a lease relating to a property located in Los Angeles, California. The Company was a sub-lessee to the property and was added as a co-defendant in the lawsuit, which was settled in March 2003. In October 2004, a lawsuit was filed against the Company and an officer, director and stockholder of the Company in connection with another business that had been owned by the related party. The Company was dismissed from the lawsuit in October 2005. The Company paid approximately $118,000 and $77,000 during the years ended December 31, 2005 and 2006, respectively, to defend and settle these lawsuits.

During 2004, the Company purchased, through MBS, $2.9 million in software from a related party, to support its online marketing efforts. The Company supported the fair value of the software purchase through an independent third-party valuation. At December 31, 2004 and 2005, the Company had unsecured notes payable outstanding for this software purchase, totaling $1.5 million and $96,000, respectively, with an interest rate of 5.0% per annum. These notes were repaid in 2006. Since the software purchases in 2004, the Company continued to purchase software and other products and services from the related party through December 31, 2006. The Company’s payments to the related party for such services and products in 2005 and 2006 totaled $23,000 and $7,000, respectively.

From time to time, the Company has purchased inventory from an entity partially owned by a member of the Company’s board of directors. During the years ended December 31, 2005, 2006 and 2007, the Company purchased inventory totaling $415,000, $360,000 and $394,000, respectively, from the entity, which the Company believes to be at fair market value.

In addition, the Company purchased office and warehouse supplies during the years ended December 31, 2005 and 2006 from a related party in the amount of $114,000 and $131,000, respectively, which the Company believes was the fair market value of the supplies.

Since 2004, a related party has used a portion of the Company’s facility located in Nashville, Tennessee. For the years ended December 31, 2005, 2006 and 2007, the related party paid to the Company $36,000, $36,000 and $60,000, respectively, as payment for its use of such portion of the Company’s Tennessee facility.

The Company paid a related party consulting fees which totaled $120,000 and $30,000, respectively, for the years ended December 31, 2005 and 2006. The Company terminated this arrangement in April 2006.

A related entity also provides printing services for the Company. For the years ended December 31, 2005, 2006 and 2007, the Company paid this entity $101,000, $170,000 and $62,000, respectively, for such services.

A family member of a director, officer and stockholder of the Company received wages from the Company totaling approximately $79,000, $79,000, and $79,000 in 2005, 2006 and 2007, respectively, as an employee in the Company’s sales department. The family member terminated employment with the Company in December 2007.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2006, concurrent with the Company’s recapitalization and the termination of the Company’s S corporation status, the Company distributed to the Company’s stockholders an aggregate of $51.7 million in cash, in proportion to their ownership of the Company’s common stock. At the time of this event, those stockholders were directors and officers of the Company.

In connection with the Company’s acquisition of Partsbin in May 2006, the Company issued to a stockholder of Partsbin a promissory note in the principal amount of approximately $1.9 million, which bore interest at LIBOR, all of which was outstanding as of December 31, 2006. The stockholder served as a director and officer of the Company until October 2007.

Since October 2006, the Company has purchased paid search engine marketing services from an entity of which a member of the Company’s board of directors is the chairman. During the years ended December 31, 2006 and 2007, the Company purchased paid search engine marketing services totaling $5,000 and $344,000, respectively, from the entity, which the Company believes to be at fair market value.

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

11.	Commitments and Contingencies

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

In September 2004, the Company entered into a lease for warehouse space adjacent to its primary facility in Carson, California from a third party under an agreement that expired August 31, 2006. This lease was renewed through February 28, 2009. On October 1, 2006, the Company entered into a third lease agreement for additional warehouse space adjacent to its primary facilities in Carson, CA. This lease expires September 30, 2008. Additionally, the Company leases warehouse space in Tennessee and Kansas from a third party on a month to month basis and leases office space internationally, with minimal lease cost, to help support its Internet marketing and administrative functions.

As part of the Partsbin acquisition on May 19, 2006, the Company acquired a lease for office space in Trenton, New Jersey with monthly payments of $11,614 including common area maintenance charges, real estate taxes, water, sewer and utilities. This lease was entered into by Partsbin in November 2001, was extended and currently expires in October 2009.

In August 2007, the Company’s Philippines subsidiary entered into lease agreements to expand its current operations. Under the terms of the lease agreements, the Company added an additional 16,345 square feet of space for a period of twelve months, effective August 31, 2007, for monthly rent of approximately $11,000. In October 2007, the Company’s Philippines subsidiary entered into a new lease agreement for additional space to expand its current operations. Under the terms of the lease, the Company added approximately 11,000 square feet of space for a period of three years, effective September 1, 2007, for monthly rent of approximately $9,000.

Facility rent expense, inclusive of amounts paid to Nia Chloe, for the years ended December 31, 2005, 2006 and 2007, were $790,000, $974,000 and $1.4 million, respectively.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum facility lease payments required under the above operating leases as of December 31, 2007 are:

Years Ending December 31,	Related Parties	Unrelated Parties	Total
	(in thousands)

2008	$546	$822	$1,368
2009	—	296	296
2010	—	96	96

Total	$546	$1,214	$1,760

Obligations Under Capital Leases

The Company finances certain equipment under capital leases. Assets held under capital leases totaled $710,000, $252,000 and $264,000 for the years ended December 31, 2005, 2006 and 2007, respectively. Accumulated depreciation for assets held under capital leases totaled $208,000, $73,000 and $130,000 for the years ended December 31, 2005, 2006 and 2007, respectively. Depreciation of assets held under capital leases is included in depreciation expense and was $95,000, $55,000 and $52,000 for the years ended December 31, 2005, 2006 and 2007, respectively. Capitalized leases bear interest ranging from a nominal rate to 10.68%.

Future minimum lease payments under capital leases as of December 31, 2007 are:

Years Ending December 31,	(in thousands)
2008	$79
2009	48
2010	—
2011	—

Total minimum payment	127
Less amounts representing interest	(6)

Total obligation under capital leases	121
Less current portion	(73)

Long-term obligation	$48

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

Ford Global Technologies, LLC

On December 2, 2005, Ford Global Technologies, LLC (“Ford”) filed a complaint with the United States International Trade Commission (“USITC” or the “Commission”) against the Company and five other named respondents, including four Taiwan-based manufacturers. On December 12, 2005, Ford filed an amended complaint. Both the complaint and the amended complaint charged the Company and the other respondents with infringement of 14 design patents that Ford alleges cover eight parts on the 2004-2005 Ford F-150 trucks (the “Ford Design Patents”). Ford asked the USITC to issue a permanent general exclusion order excluding from entry into the United States all automotive parts that infringe the Ford Design Patents and that are imported into the United States, sold for importation in the United States, or sold within the United States after importation. Ford also sought a permanent order directing the Company and the other respondents to cease and desist from, among other

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

things, selling, marketing, advertising, distributing and offering for sale imported automotive parts that infringe the Ford Design Patents. The Company filed its response to the complaint with the USITC in January 2006 denying, among other things, that any of the Ford Design Patents is valid and/or enforceable and, further, denying each and every allegation of infringement. The Company also asserted several affirmative defenses, any of which, if successful, would have precluded the USITC from granting any of Ford’s requested relief. Some of these defenses were struck by the Administrative Law Judge (“ALJ”) in response to motions by Ford. Additionally, four of the Ford Design Patents were dropped from the investigation at Ford’s request. A hearing before the ALJ occurred in August 2006.

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

On August 23, 2007, the Company also appealed to the United States Court of Appeals for the Federal Circuit, seeking a review and reversal of the portion of the Commission’s March 20, 2007 final determination finding a violation of Section 337. Ford’s Petition for Review and the Company’s appeal have been consolidated and are currently pending before the United States Court of Appeals for the Federal Circuit. Due to the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome of the litigation. An unfavorable result could have a material adverse effect on the Company. However, the Company believes the potential liability is not probable or reasonably estimatable and has recorded no amount related to this matter as of December 31, 2007.

Securities Litigation

On March 24, 2007, a putative stockholder class action lawsuit was filed against the Company and certain officers, directors and underwriters in the U.S. District Court for the Central District of California. The complaint alleged that the Company filed a false Registration Statement in connection with the Company’s initial public offering in violation of Section 11 and Section 15 of the Securities Act of 1933, as amended (the “Securities Act”). On April 26, 2007, a second complaint containing substantially similar allegations was filed, and also included a claim under Section 12(a)(2) of the Securities Act. The complaints were consolidated on May 15, 2007. A lead plaintiff was selected on August 9, 2007. The amended consolidated complaint was filed on October 4, 2007, alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act. The amended complaint is against the Company and certain current and former officers, as well as Oak Investment

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Partners XI, LP, and the underwriters involved in the initial public offering. The amended consolidated complaint alleged that the Company’s Registration Statement failed to disclose material information and misstated the Company’s financial results. Plaintiffs sought compensatory damages, restitution, unspecified equitable relief, as well as attorneys’ fees and costs. As described more fully in Note 15, under the caption Securities Litigation Settlement in Principle, the Company and the lead plaintiff’s counsel reached a settlement in principle in January 2008. The settlement in principle is subject to confirmatory discovery, finalization of settlement documentation and Court approval. The Company’s contribution to the settlement consideration of approximately $3.8 million plus legal expenses have been included in the Company’s financial statements for the year ended December 31, 2007. In light of the settlement in principle, defendants have rescheduled the motion to dismiss to April 7, 2008.

In August 2007, we also received a letter from the SEC that indicated that the SEC had commenced an informal inquiry into the events leading up to the Company’s announcement on March 20, 2007 of its financial results for the fourth quarter and year ended December 31, 2006. The Company intends to fully cooperate with the SEC in this matter.

12.	Employee Retirement Plan

Effective February 17, 2006, the Company adopted a 401(k) defined contribution retirement plan covering all full time employees who have completed one month of service. The Company may, at its sole discretion, match fifty cents per dollar up to 6% of each participating employee’s salary. The Company’s contributions vest in annual installments over three years. Discretionary contributions made by the Company totaled $82,000 and $145,000 for the years ended December 31, 2006 and 2007, respectively.

13.	Recent Acquisition

In April 2007, the Company entered into a purchase agreement with its outsourced call center provider to bring in-house certain sales and customer service employees based in the Philippines, who were providing support to the Company through this provider. The purchase price to acquire this assembled workforce was approximately $1.7 million. In order to properly account for this transaction, the Company obtained an independent third party valuation of the components of this contract. The valuation resulted in the recognition of an intangible asset, “assembled workforce,” with a fair value of $1.3 million and an estimated useful life of seven years. The remaining $400,000 of the purchase price was recorded as marketing expense. Under the terms of the purchase agreement, approximately 182 of the provider’s employees were given the opportunity to become U.S. Auto Parts employees. As of the closing of this transaction, 171 of these employees agreed to transition over to direct employment by the Company’s Philippines subsidiary. The Company also entered into an agreement to lease workstations in the provider’s facility in the Philippines for a period of six months after the closing date.

On May 19, 2006, the Company acquired all of the assets of Partsbin, an online retailer of auto parts primarily selling engine parts, performance parts, and accessories to do-it-yourself consumers. The acquisition has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” and accordingly, the acquired assets and liabilities have been recorded at fair value. Because of this, different bases of accounting have been used to prepare the Company and Partsbin consolidated financial statements. The primary differences are related to additional interest expense on the debt (until paid off in February 2007 with the proceeds of the initial public offering) and amortization of the intangibles recorded at the date of the acquisition.

The total purchase price for the acquisition was $50.6 million and consisted of $25.0 million in cash, $5.0 million in notes payable to the former stockholders of Partsbin and 1,983,315 fully vested shares of the Company’s common stock. In addition, the Company incurred $551,000 of direct transaction costs related to the acquisition. In addition to the purchase price, the Company issued to the former stockholders of Partsbin options exercisable for 1.1 million shares of the Company’s common stock, which will vest over four years. The options vest with respect to 25% of the shares one year after the grant date with the remaining shares vesting in 36 monthly installments. In accordance with EITF Issue No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination,” these options will be recorded as compensation expense in the period in which they are earned, as the vesting of shares is directly linked to continued employment with the Company. The notes payable required payment of principal and accrued interest beginning June 30, 2007. The notes also became due and payable upon completion of the Company’s initial public offering. See Note 6. Interest expense on the notes payable was accrued in the accompanying consolidated statement of operations.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allocation of the purchase price to assets acquired and liabilities assumed and various finite and indefinite lived intangible assets as well as goodwill is based on a valuation study.

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

	Years Ended December 31,
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

The following quarterly information includes all adjustments which management considers necessary for a fair presentation of such information. For interim quarterly financial statements, the provision for income taxes is estimated using the best available information for projected results for the entire year. The sum of the four quarters will not agree to the year total due to rounding within a quarter.

	Three Months Ended
	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
	(in thousands, except share and per share data)
Consolidated Statement of Income Data:
Net sales	$18,005	$26,966	$38,324	$36,765	$43,743	$42,112	$37,787	$37,315
Gross profit	7,746	9,349	12,421	11,971	13,669	13,785	13,691	12,680
Income from operations	2,455	1,397	993	559	673	740	1,135	(6,755)
Income before income taxes	2,564	1,083	398	1	395	1,288	1,527	(6,269)
Net income (loss)	$2,720	$611	$187	$(22)	$235	$773	$894	$(5,498)
Basic net income (loss) per share	$0.21	$0.04	$0.01	$(0.00)	$0.01	$0.03	$0.03	$(0.18)
Diluted net income (loss) per share	$0.18	$0.03	$0.01	$(0.00)	$0.01	$0.03	$0.03	$(0.18)
Shares used in computation of basic net income (loss) per share	13,200,000	14,120,952	15,199,681	15,199,672	23,491,850	29,832,927	29,837,538	29,846,757
Shares used in computation of diluted net income (loss) per share	15,382,341	20,772,428	21,876,868	15,199,672	26,564,603	29,853,346	30,009,891	29,846,757

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Subsequent Events (Unaudited)

Securities Litigation Settlement in Principle

The Company and certain of its officers, directors, and underwriters have been served with two putative class action complaints alleging violations of federal securities law in connection with the Company’s initial public offering. These complaints were subsequently consolidated. In January 2008, the parties reached a settlement in principle, subject to confirmatory discovery, finalization of settlement documentation and Court approval. The Company’s contribution to the settlement consideration is approximately $3.8 million and legal costs, which expense it has included in its financial results for the year ended December 31, 2007, under general and administration expense. The Company cannot guarantee that a court-approved settlement will be obtained and therefore the Company could be subject to incur additional significant costs and/or result in the further diversion of the attention of management and other key employees.

Auction Rate Securities

The Company’s short-term marketable securities included $22.7 million and $24.9 million of auction rate securities issued primarily by municipalities as of December 31, 2007 and January 31, 2008, respectively. As of January 31, 2008, the Company held $24.9 million in auction rate securities and in early February 2008, the Company ordered the sale of its entire holdings of $24.9 million of auction rate securities. Sales of $17.1 million of the Company’s holdings in auction rate securities were successful and placed in a money market account. On February 13, 2008, the Company was informed that there was insufficient demand at auction (also known as a failure to settle) for four of its auction rate securities: Blackrock Muniholdings California Insured Fund, Nuveen Insured California Dividend Advantage Municipal Fund, Blackrock Muniyield California Insured Fund Inc. and Van Kampen Merritt California Quality Municipal Trust, representing $3.4 million, $1.9 million, $1.4 million and $1.1 million, respectively. As a result, these affected securities are currently not liquid. However, the Company now earns higher interest rates on these specific investments. In the event the Company needs to access the funds that are in an illiquid state, it will not be able to do so without the possible loss of principal, until a future auction for these investments is successful or they are redeemed by the issuer or they mature. At this time, management has not obtained sufficient evidence to conclude that these investments are impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. If we are unable to sell these securities in the market or they are not redeemed, then the Company could be required to hold them to maturity. The Company does not have a need to access these funds for operational purposes for the foreseeable future. The Company will continue to monitor and evaluate these investments on an ongoing basis for impairment or for the need to reclassify to long term investments.

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Acquisition Agreement dated May 19, 2006 by and among U.S. Auto Parts Network, Inc. and Partsbin, Inc., on the one hand, and The Partsbin.com, Inc., All OEM Parts, Inc., Power Host, Inc., Auto Parts Web Solutions, Inc., Web Chat Solutions, Inc., Everything Internet, LLC, Richard E. Pine, Lowell E. Mann, Brian Tinari and Todd Daugherty, on the other hand

3.1	Second Amended and Restated Certificate of Incorporation of U.S. Auto Parts Network, Inc. as filed with the Delaware Secretary of State on February 14, 2007 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

3.2	Amended and Restated Bylaws of U.S. Auto Parts Network, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

4.1*	Specimen common stock certificate

10.1+*	U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan

10.2+*	Form of Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.3+*	Form of Notice of Grant of Stock Option under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.4+*	Form of Acceleration Addendum to Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.5+*	U.S. Auto Parts Network, Inc. 2007 Omnibus Plan and forms of agreements

10.6*	Investors’ Rights Agreement dated March 3, 2006 by and between U.S. Auto Parts Network, Inc. and Oak Investment Partners XI, L.P.

10.7*	Note and Security Agreement dated May 19, 2006 by and among U.S. Auto Parts Network, Inc., Richard Pine, Lowell Mann, Brian Tinari and Todd Daugherty

10.8+*	Offer Letter of Employment dated May 19, 2006 by and between U.S. Auto Parts Network, Inc. and Richard Pine

10.9+*	Non-Competition Agreement dated May 19, 2006 by and among U.S. Auto Parts Network, Inc. and Richard Pine, Lowell Mann, Brian Tinari and Todd Daugherty

10.10*	Shareholder’s Release dated May 19, 2006 by and between U.S. Auto Parts Network, Inc. and Richard Pine

10.11*	Business Loan Agreement dated February 24, 2006 by and between U.S. Auto Parts Network, Inc. and East West Bank

10.12*	Promissory Note dated February 24, 2006 by U.S. Auto Parts Network, Inc. in favor of East West Bank

10.13*	Teletransmission Agreement dated February 24, 2006 by and between U.S. Auto Parts Network, Inc. and East West Bank

10.14*	Business Loan Agreement dated February 24, 2006 by and between U.S. Auto Parts Network, Inc. and East West Bank

Exhibit No.	Description

10.15*	Changes in Terms Agreement dated February 24, 2006 by and between U.S. Auto Parts Network, Inc. and East West Bank

10.16*	Loan Agreement dated May 18, 2006 by and between U.S. Auto Parts Network, Inc. and East West Bank

10.17*	Secured Promissory Note dated May 18, 2006 by U.S. Auto Parts Network, Inc. in favor of East West Bank

10.18*	Collateral Assignment Agreement dated May 18, 2006 by and between U.S. Auto Parts Network, Inc. and East West Bank

10.19*	Collateral Assignment Agreement dated May 18, 2006 by and between PartsBin, Inc. and East West Bank

10.20*	Security Agreement dated May 18, 2006 by and between U.S. Auto Parts Network, Inc. and East West Bank

10.21*	Security Agreement dated May 18, 2006 by and between PartsBin, Inc. and East West Bank

10.22*	Amendment to Existing Agreements dated May 18, 2006 by and between U.S. Auto Parts Network, Inc. and East West Bank

10.23*	Commercial Lease Agreement dated January 1, 2004 by and between U.S. Auto Parts Network, Inc. and Nia Chloe Enterprises, LLC

10.24*	Standard Industrial/Commercial Multi-Tenant Lease — Gross dated October 1, 2006 by and between U.S. Auto Parts Network, Inc. and Margay 2003, LLC

10.25*	Standard Industrial/Commercial Multi-Tenant Lease — Gross dated July 12, 2004 by and between U.S. Auto Parts Network, Inc. and Isadore Socransky

10.26*	Lease dated November 30, 2004 by and between U.S. Auto Parts Network, Inc. and William Coats

10.27†*	Catalog License and Parts Purchase Agreement dated November 20, 2006 by and between U.S. Auto Parts Network, Inc. and WORLDPAC, Inc.

10.28+*	Employment Agreement dated January 2007 by and between U.S. Auto Parts Network, Inc. and Michael J. McClane

10.29†*	Services Agreement dated October 3, 2006 by and between U.S. Auto Parts Network, Inc. and Efficient Frontier, Inc.

10.30+*	Offer Letter of Employment dated November 2006 by and between U.S. Auto Parts Network, Inc. and Howard Tong

10.31†*	Master Services Agreement dated August 5, 2005 by and between PartsBin, Inc. (as successor in interest to All OEM Parts, Inc.) and Access Worldwide Communications, Inc.

10.32+*	Offer Letter of Employment dated January 1, 2006 by and between U.S. Auto Parts Network, Inc. and Houman Akhavan

10.33+*	Form of Indemnification Agreement for Officers and Directors

10.34+*	Indemnification Agreement dated March 3, 2006 by and between U.S. Auto Parts Network, Inc. and Frederic Harman

10.35*	Deeds of Assignment and Declarations of Trust executed September 2006 regarding MBS Tek Corporation stock transfer

Exhibit No.	Description

10.36	Form of lock-up agreement, dated March 16, 2007, by and between U.S. Auto Parts Network, Inc. and each of the selling stockholders and the officers and/or directors affiliated with such selling stockholders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2007)

10.37

Form of lock-up agreement, dated March 16, 2007, by and between U.S. Auto Parts Network, Inc. and each other executive officer and director (incorporated by reference to Exhibit 10.2 to the Current Report on

Form 8-K filed with the Securities and Exchange Commission on March 20, 2007)

10.38	Lock-up agreement, dated March 16, 2007, by and between U.S. Auto Parts Network, Inc. and Oak Investment Partners XI, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2007)

10.39	Purchase Agreement, dated April 20, 2007, by and among U.S. Auto Parts Network, Inc., Access Worldwide Communications, Inc. and their respective Philippine affiliates (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2007)

10.40	Lease Agreements, dated August 8, 2007, by and among MBS Tek Corporation and Roshan Commercial Corp. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2007)

10.41	Form of Suppliers’ Agreement entered into between U.S. Auto Parts Network, Inc. and certain of its U.S. based suppliers and primary drop-ship vendors (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2007)

10.42+	Employment Agreement dated October 12, 2007 between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.43+	Non-Qualified Stock Option Agreement dated October 15, 2007 between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.44+	Non-Qualified Stock Option Agreement dated October 15, 2007 (performance grant) between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.45+	2007 New Employee Incentive Plan (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.46	Lease Agreement, dated October 11, 2007, by and between MBS Tek Corporation and Averon Holding Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007)

Exhibit No.	Description

10.47+	2008 Base Salaries and Target Bonuses of Certain Officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2008)

10.48	First Amendment to Collateral Assignment Agreements, dated October 31, 2007, by and between U.S. Auto Parts Network, Inc. and East West Bank

10.49+	Separation Agreement and Release of All Claims, effective March 10, 2008, by and between U.S. Auto Parts Network, Inc. and Howard Tong

10.50	Business Loan Agreement dated October 31, 2007 by and between U.S. Auto Parts Network, Inc. and East West Bank

10.51	Changes in Terms Agreement dated October 31, 2007 by and between U.S. Auto Parts Network, Inc. and East West Bank

10.52	Teletransmission Agreement dated October 31, 2007 by and between U.S. Auto Parts Network, Inc. and East West Bank

10.53	Commercial Security Agreement dated October 31, 2007 by and between U.S. Auto Parts Network, Inc. and East West Bank

21.1*	Subsidiaries of U.S. Auto Parts Network, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the exhibit of the same number from the registration statement on Form S-1 of U.S. Auto Parts Network, Inc. (File No. 333-138379) initially filed with the Securities and Exchange Commission on November 2, 2006, as amended.

+	Indicates a management contract or compensatory plan or arrangement

†	U.S. Auto Parts Network, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been separately filed with the Securities and Exchange Commission.