Form 10-Q
period 2008-03-31
U.S. Auto Parts Network, Inc.
filed 2008-05-13
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer   ☐             Accelerated Filer   ☐             Non-Accelerated Filer   ☒             Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

As of May 8, 2008, the registrant had 29,846,757 shares of common stock, $0.001 par value, outstanding.

U.S. AUTO PARTS NETWORK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2008

Unless the context requires otherwise, as used in this report, the terms “U.S. Auto Parts,” the “Company,” “we,” “us” and “our” refer to U.S. Auto Parts Network, Inc. and its subsidiaries, and the term “Partsbin” refers to All OEM Parts, Inc., ThePartsBin.com, Inc. and their affiliated companies, which we acquired in May 2006.

U.S. Auto Parts ™, U.S. Auto Parts Network ®, PartsTrain ®, Partsbin ™, Kool-Vue ™ and Auto-Vend ™ are our United States common law trademarks. All other trademarks and trade names appearing in this report are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding our anticipated sales, revenue, expenses, profits, capital needs, product offerings, competition and the status of our facilities. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Part II Item 1A of this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. AUTO PARTS NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,156	$19,399
Marketable securities	—	22,650
Accounts receivable, net	2,877	2,907
Inventory, net	12,639	11,191
Deferred income taxes	831	831
Other current assets	4,171	1,808

Total current assets	52,674	58,786
Property and equipment, net	7,302	6,945
Intangible assets, net	24,325	26,444
Goodwill	14,201	14,201
Deferred income taxes	3,562	3,562
Investments	7,601	—
Other non-current assets	113	118

Total assets	$109,778	$110,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,268	$8,103
Accrued expenses	9,468	7,822
Notes payable	—	1,000
Capital leases payable, current portion	75	73
Other current liabilities	1,579	1,367

Total current liabilities	18,390	18,365
Capital leases payable, less current portion	28	48

Total liabilities	18,418	18,413
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2008 and December 31, 2007; 29,846,757 shares issued and outstanding at March 31, 2008 and December 31, 2007	30	30
Additional paid-in capital	144,004	143,223
Accumulated other comprehensive income	123	312
Accumulated deficit	(52,797)	(51,922)

Total stockholders’ equity	91,360	91,643

Total liabilities and stockholders’ equity	$109,778	$110,056

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2008	2007
Net sales	$40,009	$43,743
Cost of sales	26,259	30,074

Gross profit	13,750	13,669
Operating expenses:
General and administrative (1)	4,623	2,876
Marketing (1)	5,967	5,900
Fulfillment (1)	2,088	1,717
Technology (1)	684	449
Amortization of intangibles	2,099	2,054

Total operating expenses	15,461	12,996
Income (loss) from operations	(1,711)	673
Other income (expense):
Other income	2	2
Interest expense, net	270	(280)

Other income (expense), net	272	(278)
Income (loss) before income taxes	(1,439)	395
Income tax provision (benefit)	(564)	160

Net income (loss)	$(875)	$235

Basic and diluted net income (loss) per share	$(0.03)	$0.01
Shares used in computation of basic net income (loss) per share	29,846,757	23,491,850
Shares used in computation of diluted net income (loss) per share	29,846,757	26,564,603

(1)	Includes share-based compensation expense as follows:

	Three Months Ended March 31,
	2008	2007
General and administrative	$503	$313
Marketing	83	74
Fulfillment	32	8
Technology	13	11

Total share-based compensation expense	$631	$406

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.

UNA UDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net income (loss)	$(875)	$235
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	795	243
Amortization of intangibles	2,099	2,054
Non-cash interest expense	—	273
Share-based compensation and other	631	406
Changes in operating assets and liabilities:
Accounts receivable, net	29	(235)
Inventory, net	(1,449)	(1,422)
Prepaid expense and other current assets	(2,364)	(541)
Other non-current assets	5	1,744
Accounts payable and accrued expenses	826	4,463
Other current liabilities	212	(420)

Net cash provided by (used in) operating activities	(91)	6,800
Investing activities
Additions to property, equipment and intangibles	(1,024)	(1,073)
Proceeds from the sale of marketable securities	20,400	—
Purchase of marketable securities	(5,500)	—
Adjustment in goodwill associated with business acquisition	—	(22)

Net cash provided by (used in) investing activities	13,876	(1,095)
Financing activities
Payments on credit line	—	(2,000)
Payments made on notes payable	(1,000)	(32,000)
Proceeds received on issuance of common stock in connection with initial public offering, net of offering costs	—	71,537
Payments on short-term financing	(18)	(21)

Net cash provided by (used in) financing activities	(1,018)	37,516

Effect of changes in foreign currencies	(10)	9
Net increase in cash and cash equivalents	12,757	43,230
Cash and cash equivalents at beginning of period	19,399	2,381

Cash and cash equivalents at end of period	$32,156	$45,611

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of U.S. Auto Parts Network, Inc. (collectively with its subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of March 31, 2008 and December 31, 2007, and the consolidated results of operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of those to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on March 28, 2008.

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

Seasonality

The Company has historically experienced seasonality in its business. The Company expects seasonality to continue in future years as automobile collisions during inclement weather generally create increased demand for auto body parts in winter months and consumers often undertake projects to maintain and enhance the performance of their automobiles in the summer months. The Company anticipates that seasonality will continue to have a material impact on the Company’s financial condition and results of operations in future years.

Note 2—Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued SFAS No. 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has adopted the provisions of SFAS 157 as of January 1, 2008.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

Level 1- defined as observable inputs such as quoted prices in active markets;

Level 2- defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3- defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of March 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s financial instruments, including investments associated with the auction rate preferred securities. We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at March 31, 2008:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$32,156	$32,156	$—	$—
Non-current investments available-for-sale (2)	7,601	—	—	7,601

Total	$39,757	$32,156	$—	$7,601

(1)	Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)

Investments available-for-sale consists of auction rate preferred securities (“ARPS”). ARPS are tax-exempt, long-term variable rate securities tied to short-term interest rates that are reset through a “Dutch Auction” process that occurs every seven days. The Company has the option to participate in the auction and sell ARPS to prospective buyers through a broker-dealer, but does not have the right to put the security back to the issuer. The investments in ARPS all had AAA credit ratings at the time of purchase and represent interests in collateralized debt obligations issued by municipal and state agencies. In the past, the auction process has allowed investors to obtain immediate liquidity if so desired by selling the securities at their face amounts. However, as has been recently reported in the financial press, the current disruptions in the credit markets have adversely affected the auction market for these types of securities. ARPS auctions “fail” when there are not enough buyers to absorb the amount of securities available for sale for that particular auction period. Historically, ARPS auctions have rarely failed since the investment banks and broker dealers have been willing to purchase the securities when investor demand was weak. However, beginning in mid-February 2008, due to uncertainty in the global credit and capital markets and other factors, investment banks and broker dealers have been less willing to support ARPS and many ARPS auctions have failed. The Company will not be able to access non-current investments until future auctions for these ARPS are successful, or until the Company sells the securities in a secondary market which currently is not active, although there have been certain instances of redemptions at par by municipalities through the refinancing of new instruments.

As of March 31, 2008, the Company had invested $7.6 million in auction rate security instruments, which are classified as available for sale securities and reflected at fair value. The Company has included its investments related to ARPS in the Level 3 category. Before utilizing Level 3 inputs in our fair value measurement, the Company considered significant Level 2 observable inputs of similar assets in active and inactive markets. The Company’s broker dealer received estimated market values from an independent pricing service as of the balance sheet date which carry these investments at par value due to the overall quality of the underlying investments and the anticipated future market for such investments. Further evidence includes the fact that these investments consist solely of collateralized debt obligations supported by municipal and state agencies; do not include mortgage-backed securities or student loans; have redemption features that call for redemption at 100% of par value; and have a current credit rating of A or AAA. However, the fact that there is not an active market to liquidate these certain investments was considered in classifying them as Level 3. Due to the uncertainty with regard to the short-term liquidity of these securities, the Company determined that it could not rely on par value to represent fair value. Therefore, the Company estimated the fair values of these securities utilizing a discounted cash flow valuation model as of March 31, 2008. This analysis considered the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

As a result of the temporary declines in fair value for the Company’s ARPS, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized loss of $149,000 to accumulated other comprehensive income. Due to the Company’s belief that the market for these collateralized instruments may take in excess of twelve months to fully recover, the Company has classified these investments as noncurrent and has included them in Investments on the unaudited Condensed Consolidated Balance Sheet at March 31, 2008. As of March 31, 2008, the Company continues to earn interest on all of its ARPS instruments. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment was other than temporary, it would record a charge to earnings as appropriate. The Company is not certain how long it may be required to hold each security. However, given the Company’s current cash position, liquid cash equivalents and expected cash flow from operations, it believes it has the ability to hold, and intends to continue to hold the failed ARPS as long-term investments until the market stabilizes.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at March 31, 2008:

Investments in Marketable Securities
(in thousands)
Balance at December 31, 2007	$—
Transfers to Level 3	7,750
Unrealized losses recorded to other comprehensive loss	(149)

Balance at March 31, 2008	$7,601

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

The Company primarily purchases products in bulk quantities to take advantage of quantity discounts and to improve inventory availability. Inventory is reported net of inventory reserves for excess or obsolete product, which are established based on specific identification of slow moving items and the evaluation of overstock considering anticipated sales levels. Gross inventory, inventory reserves and net inventory at March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
	(unaudited)
	(in thousands)
Gross inventory	$13,382	$11,794
Inventory reserves	(743)	(603)

Total net inventory	$12,639	$11,191

Note 4—Intangibles

Intangibles subject to amortization are expensed on a straight-line basis. Amortization expense relating to intangibles totaled $2.1 million for the each of three months ended March 31, 2008 and 2007. Included in the intangible assets, assembled workforce was increased by $140,000 and $159,000 due to foreign currency fluctuations as of March 31, 2008 and December 31, 2007, respectively.

Intangibles, excluding goodwill, consisted of the following at March 31, 2008 and December 31, 2007:

		(unaudited) March 31, 2008			December 31, 2007
	Useful Life	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
	(in thousands)
Intangible assets subject to amortization:
Websites	5 years	$28,988	$(10,816)	$18,172	$28,988	$(9,367)	$19,621
Software	2 - 5 years	4,089	(2,543)	1,546	4,089	(2,202)	1,887
Vendor agreements	3 years	2,996	(1,863)	1,133	2,996	(1,613)	1,383
Assembled workforce	7 years	1,426	(204)	1,222	1,446	(155)	1,291
Purchased domain names	3 years	175	(153)	22	175	(143)	32

		37,674	(15,579)	22,095	37,694	(13,480)	24,214
Intangible assets not subject to amortization:
Domain names	indefinite life	2,230	—	2,230	2,230	—	2,230

Total		$39,904	$(15,579)	$24,325	$39,924	$(13,480)	$26,444

Note 5—Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the potential loss, if any, cannot be reasonably estimated. However, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flow of the Company with the exception of the items noted below. The Company maintains various liability insurance coverages to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations.

Ford Global Technologies, LLC

On December 2, 2005, Ford Global Technologies, LLC (“Ford”) filed a complaint with the United States International Trade Commission (“USITC”) against the Company and five other named Respondents, including four Taiwan-based manufacturers. On December 12, 2005, Ford filed an Amended Complaint. Both the Complaint and the Amended Complaint contended that the Company and the other Respondents infringed 14 design patents that Ford alleges cover eight parts on the 2004-2005 Ford F-150 truck (the “Ford Design Patents”). Ford asked the USITC to issue a permanent general exclusion order excluding from entry into the United States all automotive parts that infringe the Ford Design Patents and that are imported into the United States, sold for importation in the United States, or sold within the United States after importation. Ford also sought a permanent order directing the Company and the other Respondents to cease and desist from, among other things, selling, marketing, advertising, distributing and offering for sale imported automotive parts that infringe the Ford Design Patents. On December 28, 2005, the USITC issued a Notice of Investigation based on Ford’s Amended Complaint. The USITC’s Notice of Investigation was published in the Federal Register on January 4, 2006.

On January 23, 2006, the Company filed its Response to the Complaint and Notice of Investigation. In the Response, the Company denied, among other things, that any of the Ford Design Patents is valid and/or enforceable and, accordingly, denied each and every allegation of infringement. The Company further asserted several affirmative defenses. In interlocutory rulings, the Administrative Law Judge (“ALJ”) struck the Company’s affirmative defenses of patent exhaustion, permissible repair, license and patent misuse and Keystone’s affirmative defense that each of the patents is invalid for failure to comply with the ornamentality requirement of 35 U.S.C.§171. Additionally, the ALJ granted Ford’s request to drop four patents from the investigation. A hearing before the ALJ took place the last week of August 2006.

On December 4, 2006, the ALJ issued an Initial Determination upholding seven of Ford’s design patents and declaring the remaining three design patents to be invalid. Both Ford and the Respondents petitioned the Commission to review and set aside portions of the ALJ’s Initial Determination. The Company’s petition also sought review of the ALJ’s interlocutory rulings concerning certain of its affirmative defenses. On March 20, 2007, the USITC decided not to review the ALJ’s Initial

Determination. Initially, the USITC determined that it would render its order on remedy, bonding, and public policy on May 4, 2007. However, on April 30, 2007, the United States Supreme Court decided the case of KSR International Co. v. Teleflex Inc. (“KSR”), which addressed claims of obviousness in patent law and which may have had potential implications relative to the Respondent’s case before the USITC. The Respondents filed a petition for reconsideration with the USITC on May 1, 2007 based on the decision in the KSR case. On May 4, 2007, the USITC extended the deadline for rendering its order on remedy, bonding, and public policy until June 6, 2007, so that it could review its decision not to review the ALJ’s Initial Determination in light of the KSR case.

On June 6, 2007, the USITC issued its Notice of Final Determination. The Notice of Final Determination denied Respondent’s petition for reconsideration and their motion for leave to supplement their petition. In addition, the USITC issued a general exclusion order prohibiting the importation of certain automotive parts found to infringe the seven Ford design patents found valid. The USITC’s decision became final on August 6, 2007 upon the expiration without action of the 60-day Presidential review period. On May 18, 2007, Ford filed a Notice of Appeal with the United States Federal Circuit Court of Appeals with regard to the three patents declared invalid in the ALJ’s Initial Determination. On August 23, 2007, the Respondents filed a Notice of Appeal with the United States Federal Court of Appeals. The appeals were consolidated, and the parties are submitting their respective briefs to the appellate court.

On May 2, 2008, Ford Global Technologies, LLC (“FGT”) filed with the United States International Trade Commission (“ITC”) another complaint under section 337 of the Tariff Act of 1930. The complaint alleges that the Company and seven other domestic and foreign entities import and sell certain automotive parts relating to the 2005 Ford Mustang that infringes eight FGT design patents. The ITC has 30 days from the date of filing to determine whether it is going to institute an investigation.

The Company will continue to defend this action vigorously. At the time the exclusion order was issued, the parts that are subject to the order comprised only a minimal amount of the Company’s sales. However, as such parts become incorporated into more vehicles over time; it is likely that the amount of the Company’s sales of such parts could have increased substantially. If the ten design patents in question are ultimately found on appeal to be valid and infringed, it is not anticipated that the loss of sales of these parts will be materially adverse to the Company’s financial condition, cash flows or results of operations. However, depending upon the nature and extent of any adverse ruling, other auto manufacturers may attempt to assert similar allegations based upon design patents on a significant number of parts for several of their models, which over time could have a material adverse impact on the entire aftermarket parts industry.

Securities Litigation

On March 24, 2007, a putative stockholder class action lawsuit was filed against the Company and certain officers, directors and underwriters in the U.S. District Court for the Central District of California. The complaint alleged that the Company filed a false Registration Statement in connection with the Company’s initial public offering in violation of Section 11 and Section 15 of the Securities Act of 1933, as amended (the “Securities Act”). On April 26, 2007, a second complaint containing substantially similar allegations was filed, and also included a claim under Section 12(a)(2) of the Securities Act. The complaints were consolidated on May 15, 2007. A lead plaintiff was selected on August 9, 2007. The amended consolidated complaint was filed on October 4, 2007, alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act. The amended complaint is against the Company and certain current and former officers, as well as Oak Investment Partners XI, LP, and the underwriters involved in the initial public offering. The amended consolidated complaint alleged that the Company’s Registration Statement failed to disclose material information and misstated the Company’s financial results. Plaintiffs sought compensatory damages, restitution, unspecified equitable relief, as well as attorneys’ fees and costs. In January 2008, the parties reached a settlement in principle. A definitive settlement agreement was filed on May 1, 2008, which settlement is subject to Court approval. The Company’s contribution to the settlement consideration of approximately $3.8 million plus legal expenses has been accrued in the Company’s financial statements as of March 31, 2008. The Company cannot guarantee that a court-approved settlement agreement will be obtained and therefore the Company could be subject to incur additional significant costs and or results in the further diversion of the attention of management and other key employees.

In August 2007, the Company also received a letter from the SEC that indicated that the SEC had commenced an informal inquiry into the events leading up to the Company’s announcement on March 20, 2007 of its financial results for the fourth quarter and year ended December 31, 2006. The Company intends to fully cooperate with the SEC in this matter.

Note 6—Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income,” which defines comprehensive income (loss) as non-stockholder changes in equity. Comprehensive income (loss) for the three month ended March 31, 2008 and 2007, respectively, includes the following:

	March 31,
	2008	2007
	(unaudited)
	(in thousands)
Net income (loss)	$(875)	$235
Unrealized loss on investments	(149)	—
Foreign currency translation adjustments	(40)	9

Comprehensive income (loss)	$(1,064)	$244

Note 7—Reserve For Sales Returns

Sales discounts are recorded in the period in which the related sale is recognized. Credits are issued to customers for returned products. Credits amounted to $4.4 million and $4.0 million for the three months ended March 31, 2008 and 2007, respectively. The Company’s sales returns and allowances reserve totaled $559,000 and $710,000 at March 31, 2008 and December 31, 2007, respectively.

The following table provides an analysis of the reserve for sales returns:

	Balance at 12/31/07	Charged to Revenue	Deductions	Balance at 3/31/08
	(in thousands)
Three Months Ended March 31, 2008
Reserve for sales returns	$710	$(1,949)	$1,798	$559

Note 8—Income Taxes

For the quarter ended March 31, 2008 and 2007, the effective tax rate for the Company was 39.2% and 40.5%, respectively. The Company’s effective tax rate is higher than the U.S. federal statutory rate primarily as a result of state income taxes, other non deductible permanent differences.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.

As of March 31, 2008, the Company has no material unrecognized tax benefits, interest or penalties related to various federal and state income tax matters. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense.

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2004 through 2007. The Company’s foreign and state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2003 through 2007. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Note 9—Net Income (Loss) Per Share

Net income (loss) per share has been computed in accordance with FASB Statement No. 128, “Earnings Per Share.” The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2008	2007
	(in thousands, except share and per share data) (unaudited)
Net Income (Loss) Per Share
Numerator:
Net income (loss)	$(875)	$235
Denominator:
Weighted-average common shares outstanding (basic)	29,846,757	23,491,850
Common equivalent shares from conversion of preferred stock	—	2,874,411
Common equivalent shares from common stock options and warrants	—	198,342

Weighted-average common shares outstanding (diluted)	29,846,757	26,564,603

Basic and diluted net income (loss) per share	$(0.03)	$0.01

Note 10—Share-Based Compensation

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

Under SFAS 123(R), the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. The Company currently uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards, with the exception of options granted containing market conditions, which the Company estimates the fair value using a Monte Carlo model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes and Monte Carlo models is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. As of March 31, 2008, the Company did not have an adequate history of market prices of its common stock as the Company only recently became a public company in February 2007, and as such the Company estimates volatility in accordance with Staff Accounting Bulletin No. 107 (“SAB 107”) using historical volatilities of similar public entities. The expected life of the awards is based on a simplified method which defines the life as the average of the contractual term of the options and the weighted average vesting period for all open tranches. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of awards. The dividend yield assumption is based on the Company’s expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For non-employees, the Company accounts for share-based compensation in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Equity instruments awarded to non-employees are periodically remeasured as the underlying awards vest unless the instruments are fully vested, immediately exercisable and non-forfeitable on the date of grant.

There was $8.1 million of unrecognized compensation expense related to stock options as of March 31, 2008, which expense is expected to be recognized over a weighted-average period of 3.3 years.

The Company granted 359,500 stock options under the 2007 Omnibus Incentive Plan during the three months ended March 31, 2008 at a weighted-average fair value of $4.91 per share. The intrinsic value of stock options at the date of exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During the three months ended March 31, 2008, there were no exercises under the 2007 Omnibus Incentive Plan. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value price of the Company’s common stock for options that were in-the-money as of March 31, 2008. No options outstanding at March 31, 2008 were in-the-money.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2007 and subsequent reports on Forms 10-Q and 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth below, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

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

Our History. We were formed in 1995 as a distributor of aftermarket auto parts and launched our first website in 2000. We rapidly expanded our online operations, increasing the number of SKUs sold through our e-commerce network, adding additional websites, improving our Internet marketing proficiency and commencing sales in online marketplaces. As a result, our business has grown consistently since 2000, generating net sales of $161.0 million for the year ended December 31, 2007.

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

International Operations. In April 2007, we entered into a purchase agreement to bring in-house certain sales and customer service employees based in the Philippines who were providing support to us through our outsourced call center provider, Access Worldwide. As of the closing of this transaction, approximately 171 of the Access Worldwide employees had agreed to transition over to direct employment by our Philippines subsidiary. The purchase price for the right to acquire this assembled workforce was approximately $1.7 million. In addition to our Philippines operations, we have outsourced call center operations in India and own a Canadian subsidiary to facilitate sales of our products in Canada. We believe that the cost advantages of our offshore operations provide us with the ability to grow our business in a cost-effective manner, and we expect to continue to add headcount and infrastructure to our offshore operations.

New Chief Executive Officer. In October 2007, Shane Evangelist joined the Company as its Chief Executive Officer, succeeding Mehran Nia, who served as our President and Chief Executive Officer since founding U.S. Auto Parts in 1995. Mr. Nia continues to serve on our Board of Directors and has been working with Mr. Evangelist to facilitate an orderly transition of his responsibilities. Prior to joining us, Mr. Evangelist served as Senior Vice President and General Manager of BLOCKBUSTER Online where he was responsible for leading the creation, development and launch of Blockbuster Inc.’s online movie rental service.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the three months ended March 31, 2008, as compared to those policies disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2007 except as noted below.

In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We have adopted the provisions of SFAS 157 as of January 1, 2008, for financial assets. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1-defined as observable inputs such as quoted prices in active markets; Level 2-defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3-defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. We have evaluated both Level 2 and Level 3 evidence to measure the fair value of our $7.6 million of auction rate preferred securities (“ARPS”) as of March 31, 2008. These investments consist solely of collateralized debt obligations supported by municipal and state agencies; do not include mortgage-backed securities or student loans; have redemption features that call for redemption at 100% of par value; and have a current credit rating of A or AAA. The fact that there is not an active market as of March 31, 2008 to liquidate these certain investments was the final determination in classifying them as Level 3. We used a discounted cash flow valuation model to estimate the fair value of the securities. As a result of the temporary declines in fair value of our ARPS, which we attribute to liquidity issues rather than credit issues, it has recorded an unrealized loss of $149,000 to accumulated other comprehensive income.

Results of Operations

The following table sets forth certain statements of income data as a percentage of total net sales for the periods indicated:

	Three Months Ended March 31,
	2008	% of Net Sales	2007	% of Net Sales
	(in thousands)		(in thousands)
Net sales	$40,009	100.0%	$43,743	100.0%
Cost of sales	26,259	65.6	30,074	68.8

Gross profit	13,750	34.4	13,669	31.2
Operating expenses:
General and administrative	4,623	11.6	2,876	6.6
Marketing	5,967	14.9	5,900	13.5
Fulfillment	2,088	5.2	1,717	3.9
Technology	684	1.7	449	1.0
Amortization of intangibles	2,099	5.2	2,054	4.7

Total operating expenses	15,461	38.6	12,996	29.7

Income (loss) from operations	(1,711)	(4.2)	673	1.5
Other income (expense):
Other income	2	0.0	2	0.0
Interest expense, net	270	0.7	(280)	(0.6)

Other income (expense), net	272	0.7	(278)	(0.6)
Income (loss) before income taxes	(1,439)	(3.5)	395	0.9
Income tax provision (benefit)	(564)	(1.4)	160	0.4

Net income (loss)	$(875)	(2.1)%	$235	0.5%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net Sales and Gross Margin

	Three Months Ended March 31,		$ Change	% Change
	2008	2007
	(in thousands)
Net sales	$40,009	$43,743	$(3,734)	(8.5)%
Cost of sales	26,259	30,074	3,815	12.7%

Gross profit	$13,750	$13,669	$81	0.6%
Gross margin	34.4%	31.2%		3.1%

Net sales decreased $3.7 million, or 8.5%, for the three months ended March 31, 2008 compared to the same period in the previous year, primarily due to a 10.1% decrease in our online business, which consists of our e-commerce and online marketplace channels. Our e-commerce channel includes a network of e-commerce websites, supported by our call-center sales agents who generate cross-sell and up-sell opportunities. We also sell our products through our online marketplaces, which primarily consist of auction and other third party websites.

E-commerce sales decreased $2.1 million, or 6.5%, from $33.3 million for the three months ended March 31, 2007 to $31.1 million for the three months ended March 31, 2008. The decrease was primarily attributable to a decline in our average order value from $129 per order at March 31, 2007 to $126 per order at March 31, 2008 which was caused by a decrease in sales of our higher priced products. The total number of our placed orders in our e-commerce channel increased from 315,000 orders in the first quarter of 2007 to 320,000 orders in the first quarter of 2008 primarily due to higher website traffic (monthly unique visitors), better staffing and improvements in our call center, partially offset by a lower conversion rate.

Online marketplace sales decreased $1.9 million, or 28.9%, from $6.5 million for the three months ended March 31, 2007 to $4.6 million in the current quarter This decrease was primarily due to a lower number of completed auctions in our eBay channel.

Net sales of our Kool-Vue product line increased $518,000, or 23.0%, to $2.8 million for the three months ended March 31, 2008 compared to $2.3 million for the same period in the previous year. There was no significant change in wholesale sales for the first quarter of 2008 compared to the first quarter of 2007. We anticipate that sales of our Kool-Vue product line and wholesale channel will decline as a percentage of net sales in the future primarily due to our online business. One significant Kool-Vue customer is expected to decrease its purchases from us in the second quarter and may ultimately terminate our business relationship. Net sales to this customer were approximately $6.0 million in 2007.

We have historically experienced seasonality in our business. We expect seasonality to continue in future years as automobile collisions during inclement weather create increased demand for body parts in winter months, and consumers often undertake projects to maintain and enhance the performance of their automobiles in the summer months. We anticipate that seasonality will continue to have a material impact on our financial condition and results of operations during any given year.

While gross profit remained relatively constant given the decrease in net sales, gross margin increased in 2008 primarily due to increased prices, lower direct product cost, a higher portion of sales from direct ship and lower outbound freight costs.

General and Administrative Expense

	Three Months Ended March 31,		$ Change	% Change
	2008	2007
	(in thousands)
General and administrative expense	$4,623	$2,876	$1,747	60.7%
Percent of net sales	11.6%	6.6%		5.10%

General and administrative expenses increased $1.7 million, or 60.7%, for the three months ended March 31, 2008 compared to the same period in the previous year. The increase in general and administrative reflects $514,000 in higher payroll and related expenses due to increased headcount; $191,000 of additional stock-based compensation expense; recruiting and relocation fees of $166,000; an increase of $676,000 related to administrative operating expenses including accounting, legal, SOX compliance, and insurance; increased amortization expense of $201,000, partially offset by a $208,000 reduction in merchant processing fees.

During the first quarter of 2008, we recognized share-based compensation of $631,000, net of capitalized internally developed software, determined in accordance with SFAS 123(R). Based on options outstanding as of March 31, 2008, we expect to recognize additional share-based compensation expense of $8.1 million in the following periods:

Nine months ending December 31, 2008	$2,333
Year ending December 31, 2009	2,989
Year ending December 31, 2010	1,919
Year ending December 31, 2011	826

$8,067

We anticipate that we will incur increased general and administrative expenses in 2008 and future periods as we incur costs related to compliance with the Sarbanes-Oxley Act of 2002 and other public company compliance requirements, such as accounting and legal fees, higher insurance premiums, increased personnel and employee benefit costs and non-employee director costs. We expect that the costs of compliance associated with the transition to and operation as a public company, including the requirements relating to improving, documenting and testing our internal controls and procedures, will be significant.

Marketing Expense

	Three Months Ended March 31,		$ Change	% Change
	2008	2007
	(in thousands)
Marketing expense	$5,967	$5,900	$67	1.1%
Percent of net sales	14.9%	13.5%		1.4%

Marketing expenses increased $67,000, or 1.1%, for the three months ended March 31, 2008 compared to the same period in the previous year. The increase in marketing expense for the first quarter of 2008 was primarily due to $486,000 of additional sales and marketing employees in our Philippines operation compared to the first quarter of 2007; higher depreciation and operating expenses of $313,000 due to the expansion of our call center facility; and an increase of $97,000 in marketing services. This increase was partially offset by an $876,000 decrease in advertising costs which reflects our decision to limit incremental spending on paid search to breakeven levels based on our estimated lifetime value of a customer.

Fulfillment Expense

	Three Months Ended March 31,		$ Change	% Change
	2008	2007
	(in thousands)
Fulfillment expense	$2,088	$1,717	$371	21.6%
Percent of net sales	5.2%	3.9%		1.3%

Fulfillment expense increased $371,000, or 21.6%, for the three months ended March 31, 2008 compared to the same period in the previous year, primarily due to a $216,000 increase in personnel costs that was largely related to the hiring of additional warehouse and purchasing personnel to support our increased direct distribution of performance parts and accessories and an increase of $129,000 in depreciation expense. Our fulfillment costs may increase if we open a stand-alone distribution center on the East Coast to complement our existing facilities.

Technology Expense

	Three Months Ended March 31,		$ Change	% Change
	2008	2007
	(in thousands)
Technology expense	$684	$449	$235	52.3%
Percent of net sales	1.7%	1.0%		0.7%

Technology expense increased $235,000, or 52.3%, for the three months ended March 31, 2008 compared to the same period in the previous year, primarily due to $194,000 of higher payroll and related expenses to support our expanded infrastructure. During 2008, we expect technology expense as a percent of net sales to continue to increase in absolute dollars due to the hiring of additional programmers and key management and increased investment in our overall technology platform.

Amortization of Intangibles

	Three Months Ended March 31,		$ Change	% Change
	2008	2007
	(in thousands)
Amortization of intangibles	$2,099	$2,054	$45	2.2%
Percent of net sales	5.2%	4.7%		0.5%

Amortization of intangibles increased $45,000, or 2.2%, for the three months ended March 31, 2008 compared to the same period in the previous year. This increase was primarily due to the intangible assets acquired pursuant to the acquisition of the assembled workforce in April 2007. We preliminarily estimate aggregate amortization expense for the remaining nine months ending December 31, 2008, and the years ending December 31, 2009, 2010, 2011 and thereafter to be approximately $6.2 million, $6.9 million, $6.0 million, $2.4 million and $450,000, respectively.

Other Income (Expense), Net

	Three Months Ended March 31,		$ Change	% Change
	2008	2007
	(in thousands)
Other income (expense), net	$272	$(278)	$550	197.9%
Percent of net sales	0.7%	(0.6)%		1.3%

Other income (expense), net increased $550,000 or 197.9%, for the three months ended March 31, 2008 compared to the same period in the previous year primarily due to $561,000 reduction of interest expense due to the repayment of approximately $28.0 million of our long-term indebtedness upon completion of our initial public offering in February 2007 and the interest income generated from investing available cash.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations from cash generated from operations, credit facilities, bank and stockholder loans, an equity financing and capital lease financings. At March 31, 2008, we had no balance outstanding under term loans or our bank line of credit, which expires on October 30, 2009 and bears interest at prime minus 0.5%.

Cash Flows

We had cash and cash equivalents of $32.2 million as of March 31, 2008, representing a $9.9 million decrease from $42.1 million of liquid assets as of December 31, 2007. The decrease in our cash and cash equivalents as of March 31, 2008 was primarily due to a reclassification of our investments in ARPS to long-term assets totaling $7.6 million.

Operating Activities

We used $91,000 of net cash from operating activities for the three months ended March 31, 2008. The significant components of cash flows from operating activities were a net loss of $875,000; a decrease of $1.4 million in inventory; a decrease of $1.3 million in other current assets and liabilities; offset by $2.9 million in non-cash depreciation and amortization expense and $631,000 of non-cash stock-based compensation expense.

Investing Activities

Cash provided by investing activities during the three months ended March 31, 2008 totaled $13.9 million and was primarily attributable to our net change in investments of $14.9 million in ARPS and purchases of $1.0 million of property and equipment.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2008 totaled $1.0 million and was primarily due to repayments made on notes payable.

Funding Requirements

We had working capital of $34.3 million as of March 31, 2008, which was primarily due to the cash generated from our initial public offering. The historical seasonality in our business during the fourth and first calendar quarters of each year cause cash and cash equivalents, inventory and accounts payable to be generally higher in these quarters, resulting in fluctuations in our working capital. We anticipate that funds generated from operations, cash on hand and funds available under our line of credit will be sufficient to meet our working capital needs and expected capital expenditures for at least the next twelve months. Our future capital requirements may, however, vary materially from those now planned or anticipated. Changes in our operating plans, lower than anticipated net sales, increased expenses or other events, including those described in “Risk Factors,” may cause us to seek additional debt or equity financings in the future. Financings may not be available on acceptable terms, on a timely basis, or at all, and our failure to raise adequate capital when needed could negatively impact our growth plans and our financial condition and results of operations. In addition, our $7.6 million of short-term investments as of March 2008 was reclassified as long-term investments as a result of failed auctions and liquidity issues and we may not have access to those funds.

We are currently evaluating the feasibility of opening a new distribution center which would result in a significant capital investment, should we move forward with these plans.

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

Interest Rate Risk. All of our investments are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of high-grade auction rate preferred securities. As of March 31, 2008, our long-term investments included $7.6 million of investments in ARPS which hold high-grade (AAA rated) debt issued by municipalities. Our ARPS are invested in debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of ARPS because the amount of securities submitted for sale has exceeded the amount of purchase orders for these securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge. We have recorded $149,000 of unrealized losses on our investment portfolio as of March 31, 2008.

On February 13, 2008, we were informed that there was insufficient demand at auctions for four of our high-grade ARPS, representing approximately $7.8 million. As a result, these affected securities are currently not liquid and the interest rates have been reset to the predetermined higher rates.

In the event we need to access the funds that are in an illiquid state, we will not be able to do so without the possible loss of principal, until a future auction for these investments is successful or they are redeemed by the issuer. At this time, management has not obtained sufficient evidence to conclude that these investments are impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. If we are unable to sell these securities in the market or they are not redeemed, then we may be required to hold them indefinitely. We do not have a need to access these funds for operational purposes for the foreseeable future. We will continue to monitor and evaluate these investments on an ongoing basis for impairment or for a short-term to long-term reclassification. Based on our ability to access our cash and other short-term investments, our expected cash flows, and our other sources of cash, we do not anticipate that the potential illiquidity of these investments will affect our ability to execute our current business plan.

Pursuant to the terms of our line of credit with our principal lender, changes in the prime rate or monthly LIBOR rate could affect the existing rate of our outstanding loans and the rates at which we could borrow funds under our line of credit. At March 31, 2008, we had no outstanding borrowings under our line of credit with this lender.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of the end of the period covered by this report.

Disclosure control and procedures provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of certain material weaknesses in our internal control over financial reporting, as described in our 2007 Form 10-K, which we view as an integral part of our disclosures controls and procedures.

Changes in Internal Control of Financial Reporting

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

However, to address the identified material weakness, we are in the process of implementing remediation plans, including the following:

•	We hired several key finance and accounting professionals in the first three months of 2008 and we plan to hire additional accounting resources in the second half of 2008.

•	Additional information systems executives have been hired who are evaluating our current systems, including necessary alternatives.

•

We completed our documentation of policies and procedures, risk control matrices, gap analysis, and initial remediation plans and are in the process of implementing those plans and testing key controls.

Inherent Limitations on Internal Controls

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

PART II. Other Information

ITEM 1.	Legal Proceedings

The information set forth under Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item I of this report, is incorporated herein by reference.

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

Our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. We are significantly dependent upon search engines, shopping comparison sites and other online sources for our website traffic. We are included in search results as a result of both paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our sites. Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. We rely on both algorithmic and purchased listings to attract and direct consumers to our websites. Search engines, shopping comparison sites and other online sources revise their algorithms from time to time in an attempt to optimize their search results. Recently, a search engine changed its algorithm for natural search which significantly reduced traffic to many of our websites. If one or more of the search engines, shopping comparison sites or other online sources on which we rely for website traffic were to modify its general methodology for how it displays or selects our websites, resulting in fewer consumers clicking through to our websites, our financial results could be adversely affected. We operate a multiple website platform that generally allows us to provide multiple search results for a particular algorithmic search. If the search engines were to limit our display results to a single result or entirely eliminate our results from the algorithmic search, our website traffic would significantly decrease and our business would be materially harmed. If any free search engine or shopping comparison site on which we rely begins charging fees for listing or placement, or if one or more of the search engines, shopping comparison sites and other online sources on which we rely for purchased listings, modifies or terminates its relationship with us, our expenses could rise, we could lose customers and traffic to our websites could decrease. In addition, our success in attracting visitors who convert to customers will depend in part upon our ability to identify and purchase relevant search terms, provide relevant content on our sites, and effectively target our other marketing programs such as e-mail campaigns and affiliate programs. If we are unable to attract visitors to our websites and convert them to customers in a cost-effective manner, then our sales may decline and our business and financial results may be harmed.

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

Our investment securities consist of high-grade ARPS. As of March 31, 2008, our long-term marketable securities were comprised of $7.6 million of high-grade (AAA rated) ARPS issued primarily by close end funds that primarily hold debt obligations from municipalities. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of ARPS. In response to the credit situation, on February 8, 2008, we instructed our investment advisor to liquidate all our investments in close end funds and move these funds into money market investments. On February 13, 2008, we were informed that there was insufficient demand at auction for our remaining four high-grade ARPS, representing approximately $7.8 million. As a result, these affected securities currently are not liquid, and we do not know when we will have access to the capital in these investments. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal or until a future auction on these investments is successful, the securities are redeemed by the issuer or a secondary market emerges. If we cannot readily access these funds, we may be required to borrow funds or issue additional debt or equity securities to meet our capital requirements. At this time, management has not obtained sufficient evidence to conclude that these investments are impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.

Challenges by Original Equipment Manufacturers (“OEMs”) to the validity of aftermarket auto parts industry and claims of intellectual property infringement could adversely affect our business and the viability of the aftermarket auto parts industry.

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

On May 2, 2008, Ford Global Technologies, LLC (“FGT”) filed with the United States International Trade Commission (“ITC”) another complaint under section 337 of the Tariff Act of 1930. The complaint alleges that the Company and seven other domestic and foreign entities import and sell certain automotive parts relating to the 2005 Ford Mustang that infringes eight FGT design patents. The ITC has 30 days from the date of filing to determine whether it is going to institute an investigation.

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

We acquire substantially all of our products from manufacturers and distributors located in Taiwan, China and the United States. Our top ten suppliers represented approximately 65.4% of our total product purchases during the three months ended March 31, 2008. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. We continue to enter into supply agreements with our U.S. based suppliers and our primary drop-ship vendors. In addition, our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. In addition, the increasing consolidation among auto parts suppliers may disrupt or end our relationship with some suppliers, result in product shortages and/or could lead to less competition and, consequently, higher prices.

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

We and certain of our officers, directors and underwriters were served with two complaints associated with class action lawsuits alleging violations of federal securities law in connection with our initial public offering. In January 2008, we and the lead plaintiff’s counsel reached a non-binding proposed settlement agreement under a memorandum of understanding (“MOU”), which outlines the general terms to be included in the binding agreement. We entered into a settlement agreement in this regard in May 2008, but such settlement remains subject to court approval under such agreement, a settlement payment of $10.0 million will be paid to the lead plaintiff’s counsel within thirty days of a court-approved settlement. We will be responsible for $3.8 million of the settlement payment and have included a reserve for this expense in our financial results as of March 31, 2008. We cannot assure you that a court-approved settlement will be obtained, and therefore we could be subject to incur additional significant costs and/or result in the further diversion of the attention of management and other key employees. In August 2007, we also received a letter from the SEC indicating that the SEC had commenced an informal inquiry into the events leading up to our announcement on March 20, 2007 of our financial results for the fourth quarter and year ended December 31, 2006. We intend to fully cooperate with the SEC in this matter and prepared and submitted a response to the SEC in September 2007. The preparation of additional responses in connection with the SEC inquiry and any unfavorable outcome could result in significant costs that could have a material adverse effect on our business.

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

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on our distributors to manage inventory, process orders and distribute those products to our customers in a timely manner. For the quarter ended March 31, 2008, our product purchases from a single supplier represented 14.9% or more of our total product purchases. If we do not maintain our existing relationships with our distributors on acceptable commercial terms, we will need to obtain other suppliers and may not be able to continue to offer a broad selection of merchandise at competitive prices, and our sales may decrease.

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

In recent years, we have experienced rapid growth that has placed, and may continue to place, pressures on our operational and financial infrastructure. Our workforce has increased from 114 employees as of December 31, 2003 to 963 employees as of March 31, 2008. Our net sales have increased from $31.7 million in 2003 to $161.0 million in 2007. Our recent expansion and planned growth have placed, and are expected to continue to place, a strain on our infrastructure, operations and managerial resources. We intend to further increase the size of our operations, and we expect our operating expenses to increase, as we, among other things:

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

We currently collect sales or other similar taxes only on the shipment of goods to the states of California, New Jersey, Kansas and Tennessee. The U.S. Supreme Court has ruled that vendors whose only connection with customers in a state is by common carrier or the U.S. mail are free from state-imposed duties to collect sales and use taxes in that state. However, states could seek to impose additional income tax obligations or sales tax collection obligations on out-of-state companies such as ours, which engage in or facilitate online commerce, based on their interpretation of existing laws, including the Supreme Court ruling, or specific facts relating to us. If sales tax obligations are successfully imposed upon us by a state or other jurisdiction, we could be exposed to substantial tax liabilities for past sales and penalties and fines for failure to collect sales taxes. We could also suffer decreased sales in that state or jurisdiction as the effective cost of purchasing goods from us increases for those residing in that state or jurisdiction.

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

In addition, Section 404 of the Sarbanes-Oxley Act of 2002 required us to evaluate and report on our internal control over financial reporting with the Annual Report on Form 10-K for the year ended December 31, 2007, and have our independent auditors attest to our evaluation, beginning with our Annual Report on Form 10-K for the year ending December 31, 2008. While we have prepared an internal plan of action for compliance with Section 404 and for strengthening and testing our system of internal control to provide the basis for our report and the attestation report by our independent auditing firm, we cannot assure you that this plan of action will be sufficient to meet the rigorous requirements of Section 404, and our independent auditors may issue an adverse opinion regarding management’s assessment of Section 404 compliance. Our failure to comply with Section 404 or our reporting requirements would reduce investors’ confidence in our financial statements and harm our stock price and could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the NASDAQ Global Market and the inability of registered broker/dealers to make a market in our common stock, which could also cause our stock price to decline.

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

We regard our trademarks, trade secrets and similar intellectual property as important to our success. We rely on trademark and copyright law, and trade secret protection, and confidentiality and/or license agreements with employees, customers, partners and others to protect our proprietary rights. We cannot be certain that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, third parties may infringe or misappropriate our proprietary rights, and we could be required to incur significant expenses to preserve them. We have common law trademarks, as well as pending federal trademark registrations for several marks and one registered mark. Even if we obtain approval of such pending registrations, the resulting registrations may not adequately cover our inventions or protect us against infringement by others. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services may be made available online. We also currently own or control a number of Internet domain names, including www.usautoparts.net , www.partstrain.com and www.autopartswarehouse.com . We may be unable to protect these domain names or acquire or maintain relevant domain names in the United States and in other countries. If we are not able to protect our trademarks, domain names or other intellectual property, we may experience difficulties in achieving and maintaining brand recognition and customer loyalty.

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

As of March 31, 2008, our executive officers and directors and entities that are affiliated with them beneficially owned approximately 51.5% of our outstanding shares of common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval including the election of our entire board of directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.

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

Sales of Unregistered Securities

None.

Use of Proceeds from Sales of Registered Securities

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a)	Exhibits

The following exhibits are filed herewith or are incorporated herein by reference to the location indicated.

Exhibit No.	Description

10.1+	Separation Agreement and Release of All Claims, effective March 10, 2008, by and between U.S. Auto Parts Network, Inc. and Howard Tong (incorporated by reference to Exhibit 10.49 to the Current Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008)

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2008	U.S. AUTO PARTS NETWORK, INC. (Registrant)

	By	/s/ SHANE EVANGELIST
Shane Evangelist
Chief Executive Officer
(Principal Executive Officer)

By	/s/ MICHAEL J. McCLANE
Michael J. McClane,
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1+	Separation Agreement and Release of All Claims, effective March 10, 2008, by and between U.S. Auto Parts Network, Inc. and Howard Tong (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008)

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002