Form 10-Q
period 2008-06-30
U.S. Auto Parts Network, Inc.
filed 2008-08-13
CIK 1378950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

            Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

 Large Accelerated Filer  ☐                 Accelerated Filer           ☐
Non-Accelerated Filer    ☐ (Do not check if a smaller reporting company)        Smaller Reporting Company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of August 8, 2008, the registrant had 29,846,757 shares of common stock, $0.001 par value, outstanding.

U.S. AUTO PARTS NETWORK, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

Unless the context requires otherwise, as used in this report, the terms “U.S. Auto Parts,” the “Company,” “we,” “us” and “our” refer to U.S. Auto Parts Network, Inc. and its subsidiaries, and the term “Partsbin” refers to All OEM Parts, Inc., ThePartsBin.com, Inc. and their affiliated companies, which we acquired and merged into our wholly-owned subsidiary, Partsbin, Inc., in May 2006.

U.S. Auto Parts ®, U.S. Auto Parts Network ™, PartsTrain ®, Partsbin ™, Kool-Vue ™ and Auto-Vend ™ are our United States common law trademarks. All other trademarks and trade names appearing in this report are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding our anticipated sales, revenue, expenses, profits and losses, capital needs, capital deployment, contracts, litigation, product offerings, customers, acquisitions, competition and the status of our facilities. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Part II, Item 1A of this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
U.S. AUTO PARTS NETWORK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts and par value)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,120	$19,399
Marketable securities	—	22,650
Accounts receivable, net	2,435	2,907
Inventory, net	13,842	11,191
Deferred income taxes	831	831
Prepaid expenses and other current assets	3,334	1,808
Total current assets	54,562	58,786

Property and equipment, net	7,307	6,945
Intangible assets, net	3,707	26,444
Goodwill	14,201	14,201
Deferred income taxes	12,014	3,562
Investments	6,726	—
Other non-current assets	119	118
Total assets	$98,636	$110,056

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,989	$8,103
Accrued expenses	11,192	7,822
Notes payable	—	1,000
Capital leases payable, current portion	75	73
Other current liabilities	1,385	1,367
Total current liabilities	18,641	18,365
Capital leases payable, less current portion	15	48
Total liabilities	18,656	18,413

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2008 and December 31, 2007; 29,846,757 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	30	30
Additional paid-in capital	144,801	143,223
Accumulated other comprehensive income	9	312
Accumulated deficit	(64,860)	(51,922)
Total stockholders’ equity	79,980	91,643
Total liabilities and stockholders’ equity	$98,636	$110,056

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$43,105	$42,112	$83,114	$85,855
Cost of sales	28,518	28,327	54,777	58,401
Gross profit	14,587	13,785	28,337	27,454
Operating expenses:
General and administrative (1)	4,588	3,655	9,211	6,531
Marketing (1)	6,635	4,921	12,602	10,821
Fulfillment (1)	2,377	1,862	4,465	3,579
Technology (1)	787	507	1,471	956
Amortization of intangibles and impairment loss	20,541	2,100	22,640	4,154
Total operating expenses	34,928	13,045	50,389	26,041
Income (loss) from operations	(20,341)	740	(22,052)	1,413
Other income:
Other income	2	3	6	5
Interest income, net	234	545	502	265
Total other income, net	236	548	508	270
Income (loss) before income taxes	(20,105)	1,288	(21,544)	1,683
Income tax provision (benefit)	(8,042)	515	(8,606)	675
Net income (loss)	$(12,063)	$773	$(12,938)	$1,008

Basic and diluted net income per share	$(0.40)	$0.03	$(0.43)	$0.04
Shares used in computation of basic net income per share	29,846,757	29,832,927	29,846,757	26,679,905
Shares used in computation of diluted net income per share	29,846,757	29,853,346	29,846,757	28,142,830

(1)	Includes share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
General and administrative	$500	$494	$1,003	$806
Marketing	112	81	196	155
Fulfillment	30	33	63	41
Technology	44	15	56	28
Total share-based compensation expense	$686	$623	$1,318	$1,030

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net income (loss)	$(12,938)	$1,008
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,758	542
Amortization of intangibles	4,195	4,154
Impairment loss on intangibles	18,445	—
Non-cash interest expense	—	273
Share-based compensation expense	1,318	1,030
Deferred income taxes	(8,452)	—
Changes in operating assets and liabilities:
Accounts receivable, net	472	10
Inventory, net	(2,651)	(2,723)
Prepaid expense and other current assets	(1,532)	(763)
Other non-current assets	(8)	1,749
Accounts payable and accrued expenses	1,321	1,469
Other current liabilities	19	(950)
Net cash provided by operating activities	1,947	5,799

Investing activities
Additions to property and equipment	(1,975)	(2,080)
Proceeds from the sale of marketable securities	21,275	—
Purchases of marketable securities	(5,500)	—
Acquisition of assembled workforce	—	(1,286)
Acquisition of business, net of cash acquired	—	(22)
Net cash provided by (used in) investing activities	13,800	(3,388)

Financing activities
Payments on line of credit	—	(2,000)
Payments on notes payable	(1,000)	(32,000)
Proceeds received on issuance of common stock in connection with initial public offering, net of offering costs	—	71,537
Payments of short-term financing	(31)	(35)
Net cash provided by (used in) financing activities	(1,031)	37,502

Effect of changes in foreign currencies	5	30
Net increase in cash and cash equivalents	14,721	39,943
Cash and cash equivalents at beginning of period	19,399	2,381
Cash and cash equivalents at end of period	$34,120	$42,324

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of U.S. Auto Parts Network, Inc. (collectively with its subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of June 30, 2008 and December 31, 2007, and the consolidated results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company’s results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of those to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on April 2, 2008.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, but are not limited to, the valuation of investments, the valuation of inventory, valuation of deferred tax assets and liabilities, estimated useful lives of property, equipment and software, valuation of intangible assets, including goodwill, recoverability of software development costs, estimation of sales returns and allowances, and the provision for doubtful accounts. These estimates are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances.  Actual results could differ from these estimates.

Impairment of Long-Lived Assets

During the second quarter of 2008, the Company recorded a non-cash impairment charge on long-lived assets totaling $18.4 million as further described in Note 4 to the unaudited condensed consolidated financial statements included in this report.

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

Note 2—Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued SFAS No. 157-2, “ Effective Date of FASB Statement No. 157” (“SFAS 157-2”), which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has adopted the provisions of SFAS 157 as of January 1, 2008 for financials assets including cash and cash equivalents and marketable securities and SFAS 157-2 as of June 30, 2008 for intangible assets.

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

As of June 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets included the Company’s financial instruments, including investments associated with auction rate preferred securities. The Company measures the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at June 30, 2008:

	Total as of June 30, 2008	Quoted Prices in Active Markets or Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$34,120	$34,120	$—	$—
Non-current investments available-for-sale (2)	6,726	—	—	6,726

Total	$40,846	$34,120	$—	$6,726

(1)	Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)
Investments available-for-sale consists of auction rate preferred securities (“ARPS”). ARPS are tax-exempt, long-term variable rate securities tied to short-term interest rates that are reset through a “Dutch Auction” process that occurs every seven days. The Company has the option to participate in the auction and sell ARPS to prospective buyers through a broker-dealer, but does not have the right to put the security back to the issuer. The investments in ARPS all had AAA credit ratings at the time of purchase and represent interests in collateralized debt obligations issued by municipal and state agencies. In the past, the auction process has allowed investors to obtain immediate liquidity if so desired by selling the securities at their face amounts. However, as has been recently reported in the financial press, the current disruptions in the credit markets have adversely affected the auction market for these types of securities. ARPS auctions “fail” when there are not enough buyers to absorb the amount of securities available for sale for that particular auction period. Historically, ARPS auctions have rarely failed since the investment banks and broker dealers have been willing to purchase the securities when investor demand was weak. However, beginning in mid-February 2008, due to uncertainty in the global credit and capital markets and other factors, investment banks and broker dealers have been less willing to support ARPS and many ARPS auctions have failed. The Company will not be able to access non-current investments until future auctions for these ARPS are successful, or until the Company sells the securities in a secondary market, which currently is not active, although there have been certain instances of redemptions at par by municipalities through the refinancing of new instruments.

As of June 30, 2008, the Company had invested $6.7 million in ARPS, which are classified as available for sale non-current investments and reflected at fair value. In June and July 2008, $0.9 million and $0.2 million of its investment in ARPS were redeemed, respectively.  The Company has included its investments related to ARPS in the Level 3 category. Before utilizing Level 3 inputs in its fair value measurement, the Company considered significant Level 2 observable inputs of similar assets in active and inactive markets. The Company’s broker dealer received estimated market values from an independent pricing service as of the balance sheet date, which carry these investments at par value due to the overall quality of the underlying investments and the anticipated future market for such investments. Further evidence includes the fact that these investments consist solely of collateralized debt obligations supported by municipal and state agencies; do not include mortgage-backed securities or student loans; have redemption features that call for redemption at 100% of par value; and have a current credit rating of A or AAA. However, the fact that there is not an active market to liquidate these certain investments was considered in classifying them as Level 3. Due to the uncertainty with regard to the short-term liquidity of these securities, the Company determined that it could not rely on par value to represent fair value. Therefore, the Company estimated the fair values of these securities utilizing a discounted cash flow valuation model as of June 30, 2008. This analysis considered the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

As a result of the temporary declines in fair value for the Company’s ARPS, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized loss of $149,000 to accumulated other comprehensive income. Due to the Company’s belief that the market for these collateralized instruments may take in excess of twelve months to fully recover, the Company has classified these investments as non-current and has included them in investments on the unaudited condensed consolidated balance sheet at June 30, 2008.  As of June 30, 2008, the Company continues to earn interest on all of its ARPS instruments. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment was other than temporary, it would record a charge to earnings as appropriate. The Company is not certain how long it may be required to hold each security. However, given the Company’s current cash position, liquid cash equivalents and expected cash flow from operations, it believes it has the ability to hold, and intends to continue to hold the failed ARPS as long-term investments until the market stabilizes.

As of June 30, 2008, the Company held certain assets that are measured at fair value on a non-recurring basis. These included the Company’s long-lived and indefinite lived intangible assets. The fair value of these non-financial assets was determined using the following inputs at June 30, 2008:
	Total as of June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)

Intangible assets	$3,707	$—	$—	$3,707	$(18,445)
Total	$3,707	$—	$—	$3,707	$(18,445)

    In accordance with the provisions of SFAS No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets”, intangible assets subject to amortization with a carrying value of $19.9 million were written down to their fair value of $2.2 million, resulting in an impairment charge of $17.7 million, which was included in earnings for the period and is further described in Note 4 to the Company’s unaudited condensed consolidated financial statements included in this report.

In accordance with the provisions of SFAS No. 142 (“SFAS 142”) “Goodwill and other Intangible Assets”, indefinite lived intangible assets with a carrying value of $2.2 million were written down to their fair value of $1.5 million, resulting in an impairment charge of $0.7 million, which was included in earnings for the period and is further described in Note 4 to the Company’s unaudited condensed consolidated financial statements included in this report.

The following table presents the Company’s assets measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at June 30, 2008:
	Investments in Marketable Securities	Intangibles Assets
	(in thousands)
Balance at December 31, 2007	$—	$—
Transfers to Level 3	7,750	22,152
Redemption	(875)
Unrealized losses recorded to other comprehensive income	(149)
Impairment loss on intangible assets	—	(18,445)

Balance at June 30, 2008	$6,726	$3,707

    In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure at fair value certain financial instruments and other items that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008 and elected not to measure any additional financial instruments or other items at fair value.

Note 3—Inventory

Inventories consist of finished goods available-for-sale and are stated at the lower of cost or market value, determined using the first in, first out (“FIFO”) method. The Company purchases inventory from suppliers both domestically and internationally, and have recently entered into supply agreements with U.S. based suppliers and its primary drop-ship vendors. The Company believes that its inventoried products are generally available from more than one supplier and seeks to maintain multiple sources for its products, both internationally and domestically.

The Company primarily purchases products in bulk quantities to take advantage of quantity discounts and to improve inventory availability. Inventory is reported net of inventory reserves for excess or obsolete products, which are established based on specific identification of slow moving items and the evaluation of overstock considering anticipated sales levels. Gross inventory, inventory reserves and net inventory at June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008 (unaudited)	December 31, 2007
	(in thousands)
Gross inventory	$14,696	$11,794
Inventory reserves	(854)	(603)
Total net inventory	$13,842	$11,191

 Note 4—Intangibles

Intangibles subject to amortization are expensed on a straight-line basis. Amortization expense relating to intangibles totaled $4.2 million for the six months ended June 30, 2008 and 2007. Included in the intangible assets, assembled workforce was decreased by $116,000 and increased by $159,000 due to foreign currency fluctuations as of June 30, 2008 and December 31, 2007, respectively.

During the quarter ended June 30, 2008, the Company recorded, in accordance with SFAS 142 and SFAS 144, a non-cash impairment charge totaling $18.4 million related to the intangibles associated with the Partsbin business, which the Company acquired in May 2006.  The impairment was comprised of $16.7 million for its websites; $0.1 million for software; $0.9 million for vendor agreements; and $0.7 million for domain names. The interim impairment charge was primarily the result of:  i) the recent deterioration in the economic environment and the Company’s stock price, ii) lower sales and profitability which generated losses from certain Partsbin websites, iii) deficiencies in the software platform also acquired from Partsbin, and iii) the termination of volume discounts and marketing co-ops from certain vendor agreements.  Given the indicators of impairment and the excess of carrying value over the undiscounted cash flows associated with these intangibles, the Company utilized a discounted cash flow approach in determining fair value for both the websites and vendor agreement intangible assets.  The decrease in future cash flows from certain acquired websites and vendor agreements resulted in the long-lived assets being impaired, as the carrying value of the website assets and vendor agreement assets exceeded the fair value of those assets.  Fair value is determined as the net present value of future projected cash flows.  The software and domain name assets’ fair value was determined using a relief from royalty approach which also resulted in a lower fair value than the carrying value.   As of June 30, 2008, the Company did not record an impairment charge related to goodwill.  The intangible assets listed below as of June 30, 2008 represent the adjusted basis after the impairment loss.

Intangibles, excluding goodwill, consisted of the following at June 30, 2008 and December 31, 2007:
		June 30, 2008 (unaudited)			December 31, 2007
	Useful Life	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
		(in thousands)
Intangible assets subject to amortization:
Websites	0 years	$—	$—	$—	$28,988	$(9,367)	$19,621
Software	2 - 5 years	1,040	—	1,040	4,089	(2,202)	1,887
Vendor agreements	3 years	—	—	—	2,996	(1,613)	1,383
Assembled workforce	7 years	1,330	(237)	1,093	1,446	(155)	1,291
Purchased domain names	3 years	175	(157)	18	175	(143)	32

		2,545	(394)	2,151	37,694	(13,480)	24,214
Intangible assets not subject to amortization:
Domain names	indefinite life	1,556	—	1,556	2,230	—	2,230

Total		$4,101	$(394)	$3,707	$39,924	$(13,480)	$26,444

Note 5—Contingencies

    The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the potential loss, if any, cannot be reasonably estimated. However, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flow of the Company with the exception of the items noted below. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations.

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

On May 2, 2008, Ford filed with the USITC another complaint under section 337 of the Tariff Act of 1930. The complaint alleges that the Company and seven other domestic and foreign entities import and sell certain automotive parts relating to the 2005 Ford Mustang that infringes eight Ford design patents.  The USITC voted to institute an investigation, notice of which was published in the Federal Register on June 5, 2008.  On July 9, 2008 the Administrative Law Judge issued an order tentatively setting September 7, 2009 as the latest date for the USITC's final determination of the investigation.  The Company has obtained extensions of its response date to Ford's complaint.  These extensions are enabling the Company to explore its options.

Securities Litigation

On March 24, 2007, a putative stockholder class action lawsuit was filed against the Company and certain officers, directors and underwriters in the U.S. District Court for the Central District of California. The complaint alleged that the Company filed a false Registration Statement in connection with the Company’s initial public offering in violation of Section 11 and Section 15 of the Securities Act of 1933, as amended (the “Securities Act”). On April 26, 2007, a second complaint containing substantially similar allegations was filed, and also included a claim under Section 12(a)(2) of the Securities Act. The complaints were consolidated on May 15, 2007. A lead plaintiff was selected on August 9, 2007. The amended consolidated complaint was filed on October 4, 2007, alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act. The amended complaint is against the Company and certain current and former officers, as well as Oak Investment Partners XI, LP, and the underwriters involved in the initial public offering. The amended consolidated complaint alleged that the Company’s Registration Statement failed to disclose material information and misstated the Company’s financial results. Plaintiffs sought compensatory damages, restitution, unspecified equitable relief, as well as attorneys’ fees and costs. In January 2008, the parties reached a settlement in principle. A definitive settlement agreement was filed on May 1, 2008, which settlement was preliminarily approved by the Court on June 13, 2008. The Company’s contribution to the settlement consideration of approximately $3.4 million plus legal expenses has been accrued in the Company’s financial statements as of June 30, 2008. The settlement consideration was funded in July 2008 to an escrow account pending final approval at a Court hearing on September 29, 2008.  The Company cannot guarantee that the final approval will be obtained, and therefore the Company could incur additional significant costs and or further diversion of the attention of management and other key employees.

In August 2007, the Company also received a letter from the SEC that indicated that the SEC had commenced an informal inquiry into the events leading up to the Company’s announcement on March 20, 2007 of its financial results for the fourth quarter and year ended December 31, 2006. The Company intends to fully cooperate with the SEC in this matter.

Note 6—Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income,” which defines comprehensive income (loss) as net income (loss) affected by non-stockholder changes in equity. Comprehensive income (loss) for each of the three and six months ended June 30, 2008 and 2007, respectively, includes the following:
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net income (loss)	$(12,063)	$773	$(12,938)	$1,008
Foreign currency translation adjustments	(114)	21	(154)	30
Unrealized loss in investments	—	—	(149)	—
Comprehensive income (loss)	$(12,177)	$794	$(13,241)	$1,038

Note 7—Reserve For Sales Returns

Sales discounts are recorded in the period in which the related sale is recognized. Credits are issued to customers for returned products which totaled $10.6 million for the six months ended June 30, 2008. The Company’s sales returns and allowances reserve totaled $570,000 and $710,000 at June 30, 2008 and December 31, 2007, respectively.

The following table provides an analysis of the reserve for the Company’s sales returns:
	Balance at Beginning of Period	Charged to Revenue	Deductions	Balance at End of Period
	(in thousands)
Reserve for sales returns:
Six months ended, June 30, 2008	$710	$10,424	$(10,564)	$570

Note 8—Income Taxes

For the three and six months ended June 30, 2008, the effective tax rate for the Company was 40.0% and 39.9%, respectively.  For the three and six months ended June 30, 2007, the effective tax rate for the Company was 38.8% and 39.2%, respectively. The Company’s effective tax rate is higher than the U.S. federal statutory rate primarily as a result of state income taxes and other non-deductible permanent differences.

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

As of June 30, 2008, the Company has no material unrecognized tax benefits, interest or penalties related to various federal and state income tax matters. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense.

The Company is subject to U.S. federal income tax, as well as income tax of foreign and state tax jurisdictions. The Company is currently under audit by the Internal Revenue Service for the year ended December 31, 2006. The Company is currently open to audit under the statute of limitations for the years ending December 31, 2003 through 2007.  The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Note 9—Net Income (Loss) Per Share

Net income (loss) per share has been computed in accordance with FASB Statement No. 128, “Earnings Per Share.” The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Income (Loss) Per Share	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$(12,063)	$773	$(12,938)	$1,008
Denominator:
Weighted-average common shares outstanding (basic)	29,846,757	29,832,927	29,846,757	26,679,905
Common equivalent shares from conversion of preferred stock	—	—	—	1,429,265
Common equivalent shares from common stock options and warrants	—	20,419	—	33,660
Weighted-average common shares outstanding (diluted)	29,846,757	29,853,346	29,846,757	28,142,830
Basic and diluted net income (loss) per share	$(0.40)	$0.03	$(0.43)	$0.04

Note 10—Share-Based Compensation

The Company accounts for share-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which was adopted on January 1, 2006. No stock options were granted prior to January 1, 2006. All stock options issued to employees are recognized as share-based compensation expense in the financial statements based on their respective grant date fair values, and are recognized within the statement of operations as general and administrative, marketing, fulfillment or technology expense, based on employee departmental classifications.

Under SFAS 123(R), the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. The Company currently uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards, with the exception of options granted containing market conditions, which the Company estimates the fair value using a Monte Carlo model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes and Monte Carlo models is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. As of June 30, 2008, the Company did not have an adequate history of market prices of its common stock as the Company only recently became a public company in February 2007, and as such, the Company estimates volatility in accordance with Staff Accounting Bulletin No. 107 (“SAB 107”) using historical volatilities of similar public entities. The expected life of the awards is based on a simplified method which defines the life as the average of the contractual term of the options and the weighted average vesting period for all open tranches. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of awards. The dividend yield assumption is based on the Company’s expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

There was $8.0 million of unrecognized compensation expense related to stock options as of June 30, 2008, which expense is expected to be recognized over a weighted-average period of 2.9 years.

The Company granted 1,680,500 stock options under the 2007 Omnibus Incentive Plan (the “Plan”) at a weighted-average exercise price of $3.71 per share during the six months ended June 30, 2008. The intrinsic value of stock options at the date of exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During the three and six months ended June 30, 2008, there were no exercises under the Plan. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value price of the Company’s common stock for options that were in-the-money as of June 30, 2008. No options outstanding at June 30, 2008 were in-the-money.

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

Overview

We are a leading online provider of aftermarket auto parts, including body parts, engine parts and performance parts and accessories. Our user-friendly websites provide customers with a broad selection of automotive parts, with detailed product descriptions and photographs. Our proprietary product database maps our SKUs to product applications based on vehicle makes, models and years. We principally sell our products to individual consumers through our network of websites and online marketplaces. Our flagship websites are located at www.partstrain.com and www.autopartswarehouse.com. We believe our strategy of disintermediating the traditional auto parts supply channels and selling products directly to customers over the Internet allows us to more efficiently deliver products to our customers while generating higher margins.

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

International Operations. Since 2003, we have maintained operations in the Philippines.  As our ability to manage offshore operations has improved, we have increased our offshore capacity.  In the Philippines, we operate in a call center, information systems, application and web development, category management, and  internet marketing, all supported by Philippine based accounting and human resources.  In addition to our Philippines operations, we have outsourced call center operations in India and own a Canadian subsidiary to facilitate sales of our products in Canada. We believe that the cost advantages of our offshore operations provide us with the ability to grow our business in a cost-effective manner, and we expect to continue to add headcount and infrastructure to our offshore operations.

New Management. Following the appointment of Shane Evangelist, our new Chief Executive Officer in October 2007, we have added several new members to our management team.  These additions include a new Chief Information Officer and Chief Technology Officer focused on improving our technology platform.  We have also added leadership in our distribution center operations, product sourcing, business analytics, category management and marketing.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the three and six  months ended June 30, 2008, as compared to those policies disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2007 except as noted below.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “ Fair Value Measurements ” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We have adopted the provisions of SFAS 157 as of January 1, 2008, for financial assets. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1-defined as observable inputs such as quoted prices in active markets; Level 2-defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3-defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. We have evaluated both Level 2 and Level 3 evidence to measure the fair value of our $6.7 million of auction rate preferred securities (“ARPS”) as of June 30, 2008. These investments consist solely of collateralized debt obligations supported by municipal and state agencies; do not include mortgage-backed securities or student loans; have redemption features that call for redemption at 100% of par value; and have a current credit rating of A or AAA. In June and July 2008, we received partial redemptions at par on our investments totaling $0.9 million and $0.2 million, respectively. The fact that there is not an active market as of June 30, 2008 to liquidate 100% of these certain investments was the final determination in classifying them as Level 3. We used a discounted cash flow valuation model to estimate the fair value of the securities. As a result of the temporary declines in fair value of our ARPS, which we attribute to liquidity issues rather than credit issues, we have recorded an unrealized loss of $149,000 to accumulated other comprehensive income.

    In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure at fair value certain financial instruments and other items that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008 and elected not to measure any additional financial instruments or other items at fair value.

    The Company recorded, in accordance with SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS 142”) and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), an impairment charge totaling $18.4 million on intangible assets associated with the Partsbin business, which we acquired in May 2006.  The impairment charge related to its websites, software, vendor agreements and domain name intangible assets. The interim impairment charge was primarily the result of:  i) the recent deterioration in the economic environment and the Company’s stock price, ii) lower sales and profitability which generated losses from certain Partsbin websites, iii) deficiencies in the software platform also acquired from Partsbin, and iii) the termination of volume discounts and marketing co-ops from certain vendor agreements.  Given the indicators of impairment and the excess of the carrying value over the undiscounted cash flows associated with these intangibles, the Company utilized a discounted cash flow approach in determining fair value for both the websites and vendor agreement intangible assets.  The decrease in future cash flows from certain acquired websites and vendor agreements resulted in the long-lived assets being impaired, as the carrying value of the website assets and vendor agreement assets exceeded the fair value of those assets determined as the net present value of future projected cash flows.  The software and domain name assets’ fair value was determined using a relief from royalty approach which also resulted in a lower fair value than the carrying value of the assets.

Results of Operations

The following table sets forth certain unaudited statements of operations data for the periods indicated:
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.2	67.3	65.9	68.0
Gross profit	33.8	32.7	34.1	32.0
Operating expenses:
General and administrative	10.6	8.6	11.0	7.6
Marketing	15.4	11.7	15.2	12.6
Fulfillment	5.5	4.4	5.4	4.2
Technology	1.8	1.2	1.8	1.1
Amortization of intangibles	47.7	5.0	27.2	4.8
Total operating expenses	81.0	30.9	60.6	30.3
Income (loss) from operations	(47.2)	1.8	(26.5)	1.7
Other income (expense):
Other income	0.0	0.0	0.0	0.0
Interest income (expense), net	0.5	1.3	0.6	0.3
Other income (expense), net	0.5	1.3	0.6	0.3
Income (loss) before income taxes	(46.7)	3.1	(25.9)	2.0
Income tax provision (benefit)	(18.7)	1.3	(10.3)	0.8
Net income (loss)	(28.0)%	1.8%	(15.6)%	1.2%

Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007

Net Sales and Gross Margin
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net sales	$43,105	$42,112	$83,114	$85,855
Cost of sales	28,518	28,327	54,777	58,401
Gross profit	$14,587	$13,785	$28,337	$27,454
Gross margin	33.8%	32.7%	34.1%	32.0%

Net sales increased 2.4% to $43.1 million and decreased 3.2% to $83.1 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in the previous year.  The three month quarter over quarter increase was primarily due to a 4.2% increase in our online business, which consists of our e-commerce and online marketplaces channels.  Our e-commerce channel includes a network of e-commerce websites, supported by our call-center sales agents who generate cross-sell and up-sell opportunities. We also sell our products through our online marketplaces, which primarily consist of auction and other third-party websites.  The six month year over year decrease was primarily due to 3.1% decrease in our online business and a 3.8% decrease in our offline business, which consists of our wholesale operations.

E-commerce sales increased 1.9% from $32.6 million for the three months ended June 30, 2007 to $33.2 million for the three months ended June 30, 2008. The total number of placed orders in our e-commerce channel increased from 306,000 orders in the second quarter of 2007 to 334,000 orders in the second quarter of 2008 primarily due a higher conversion rate.  For the six months ended June 30, 2007 and 2008, ecommerce sales were $65.9 million and $64.4 million, respectively.  The 2.3% decrease for the six months ended June 30, 2008 compared to the six months ended 2007 was due to higher product pricing in the 2007 period.

Online marketplaces net sales increased 18.9% from $5.2 million for the three months ended June 30, 2007 to $6.2 million for the three months ended June 30, 2008.  This increase was primarily due to the successful launch of a new channel strategy.   For the six months ended June 30, 2007 and 2008, online marketplaces sales were $11.8 million and $10.9 million, respectively.  The 7.6% decrease for the six months ended June 30, 2008 compared to the same period in the prior year was primarily due to the timing of the new strategy rollout in 2008.

Net sales from our Wholesale operations decreased 14.3% to $3.6 million and 3.8% to $7.9 million for the three and six months ended June 30, 2008, respectively, which reflects our previously announced focus on our online business.

We anticipate that sales from our wholesale operations will decline as a percentage of net sales in the future primarily due to focus on our online business. In addition, a significant customer decreased its purchases from us in the second quarter.  We expect sales from this significant customer to continue to decline in the future.

We have historically experienced seasonality in our business which generally has resulted in higher sales in winter and summer months. We expect seasonality to continue in future years as automobile collisions during inclement weather create increased demand for body parts in winter months, and consumers often undertake projects to maintain and enhance the performance of their automobiles in the summer months. We anticipate that seasonality will continue to have a material impact on our financial condition and results of operations during any given year.

Gross profit increased during the three and six months ended June 30, 2008 due to an increase in sales from in stock products and higher prices on products from our e-commerce channel compared to the same periods in the prior year. Gross margins increased by 1.1% to 33.8% and 2.1% to 34.1% for the three and six months ended June 30, 2008, respectively, compared to the same periods in the prior year. The increase in gross margins for both periods was primarily due to a mix shift to in stock distribution, lower direct product costs from certain suppliers, partially offset by higher outbound freight expense.

General and Administrative Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
General and administrative expense	$4,588	$3,655	$9,211	$6,531
Percent of net sales	10.6%	8.6%	11.0%	7.6%

General and administrative expense increased 25.5% and 41.0% for the three and six months ended June 30, 2008, from the same periods in the previous year. The increase for the three months ended June 30, 2008 primarily reflects higher payroll and related expenses in the amount of $400,000 due to increased headcount; increased amortization expense of $300,000; an increase of $200,000 related to administrative operating expenses related to public company compliance costs; partially offset by $300,000 of legal costs that the Company incurred in the prior year period.  The increase for the six months ended June 30, 2008 primarily reflects higher payroll and related expenses in the amount of $1.1 million due to increased headcount; an increase of $200,000 of share-based compensation expense related to stock options; an increase of $900,000 of administrative operating costs; increased amortization expense of $500,000; partially offset by a decrease of $300,000 in legal costs.

During the three and six months ended June 30, 2008, we recognized $700,000 and $1.3 million, respectively, of share-based compensation, determined in accordance with SFAS 123(R). Based on options outstanding as of June 30, 2008, we expect to recognize $8.0 million in additional share based compensation expense over a weighted average period of 2.9 years.

Marketing Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Marketing expense	$6,635	$4,921	$12,602	$10,821
Percent of net sales	15.4%	11.7%	15.2%	12.6%

Marketing expense increased 34.8% and 16.5% for the three and six months ended June 30, 2008, respectively from the same periods in the previous year.  The increase in both periods was due to $900,000 and $1.4 million of  increased personnel costs added in our Philippines operations, partially offset by the elimination of the U.S. based call center costs; higher depreciation and operating expenses of $300,000 and $600,000 due to the expansion of our call center facility; and higher marketing services totaling $200,000 and $300,000, respectively.   Advertising costs during the three months ended June 30, 2008 increased $300,000 but decreased for the six months ended June 30, 2008 by $600,000 compared to the same periods in the previous year, which was a result of the termination of certain marketing co-op reimbursements from a significant supplier now included as a reduction of direct product costs, partially offset by increased efficiency in our marketing spend.

Fulfillment Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Fulfillment expense	$2,377	$1,862	$4,465	$3,579
Percent of net sales	5.5%	4.4%	5.4%	4.2%

Fulfillment expense increased 27.7% and 24.7% for the three and six months ended June 30, 2008 from the same periods in the previous year due to an increase of $400,000 and $600,000 in additional payroll and associated personnel costs related to the expansion of our warehousing and purchasing personnel; and higher depreciation of $100,000 and $300,000 related to the addition of our Tennessee distribution center.

    Technology Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Technology expense	$787	$507	$1,471	$956
Percent of net sales	1.8%	1.2%	1.8%	1.1%

Technology expense increased 55.2% and 53.9% for the three and six months ended June 30, 2008, respectively, from the same periods in the previous year primarily due to costs incurred to build out the technology leadership team to support the Company’s strategic plan and non-recurring severance costs.

Amortization of Intangibles and impairment loss
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Amortization of intangibles and impairment loss	$20,541	$2,100	$22,640	$4,154
Percent of net sales	47.7%	5.0%	27.2%	4.8%

Amortization of intangibles and impairment loss increased by $18.5 million to $20.5 million and $22.6 million for the three and six months ended June 30, 2008, respectively, due to a non-cash impairment charge totaling $18.4 million on intangible assets associated with the Partsbin business, which we acquired in May 2006.  The Company recorded an impairment loss of $16.7 million for its websites; $0.1 million for software; $0.9 million for vendor agreements; and $0.7 million for its domain names. The interim impairment charges were primarily the result of:  i) the recent deterioration in the economic environment and the Company’s stock price, ii) lower sales and profitability which generated losses from certain Partsbin websites, iii) deficiencies in the software platform also acquired from Partsbin, and iii) the termination of volume discounts and marketing co-ops from certain vendor agreements.  The Company utilized a discounted cash flow approach in determining fair value for both the websites and vendor agreement intangible assets.  The decrease in future cash flows from certain acquired websites and vendor agreements resulted in the long-lived assets being impaired, as the carrying value of the website assets and vendor agreement assets exceeded the fair value of those assets determined as the net present value of future projected cash flows.  The software and domain name assets’ fair value was determined using a relief from royalty approach which also resulted in a lower fair value than the carrying value of the assets.  We estimate aggregate amortization expense for the remaining six months ending December 31, 2008, and the years ending December 31, 2009, 2010, 2011 and thereafter to be approximately $700,000, $600,000, $200,000, $200,000 and $400,000, respectively.

Other Income, Net
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Other income, net	$236	$548	$508	$270
Percent of net sales	0.5%	1.3%	0.6%	0.3%

The decrease in other income, net during the three months ended June 30, 2008 was primarily due to $300,000 less interest income received related to lower interest rates in the second quarter of 2008 compared to the prior year period. The increase in other income, net during the six months ended June 30, 2008 was primarily due to a $600,000 reduction of interest expense due to the repayment of approximately $28.0 million of our long-term indebtedness upon completion of our initial public offering in February 2007 offset by $300,000 of interest income generated from investing the IPO proceeds.

Income Tax Provision (Benefit)
	Three Months Ended June 30,			Six Months Ended June 30,
	2008		2007	2008		2007
	(in thousands)
Income tax provision (benefit)	$(8,042)		$515	$(8,606)		$675
Percent of net sales	(18.7%	)	1.3%	(10.3%	)	0.8%

The decrease in income tax provision (benefit) during the three and six months ended June 30, 2008 was primarily due to the tax effect of the $18.4 million impairment loss on our intangible assets.  This is a temporary timing difference as we expect to reduce our cash paid for taxes over the remaining asset life for tax purposes.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations from cash generated from operations, credit facilities, bank and stockholder loans, equity financings and capital lease financings. At June 30, 2008, we had no balance outstanding under our bank line of credit, which expires on October 30, 2009 and bears interest at prime minus 0.5%.

Cash Flows

We had cash and cash equivalents of $34.1 million as of June 30, 2008, representing an $8.0 million decrease from $42.1 million of liquid assets as of December 31, 2007. The decrease in our cash and cash equivalents as of June 30, 2008 was primarily due to a reclassification of $6.7 million of our investments in ARPS to long-term.

Operating Activities

We generated $1.9 million of net cash from operating activities for the six months ended June 30, 2008. The significant components of cash flows from operating activities were a net loss of $13.0 million; an increase of $8.5 million to deferred tax assets related to the impairment loss on our intangibles; an increase of $2.6 million to our inventory; a $0.3 million net change in other current assets and liabilities; offset by $6.0 million in non-cash depreciation and amortization expense; $18.4 million of a non-cash impairment loss on intangibles; and $1.3 million of non-cash stock-based compensation expense.

Investing Activities

Cash provided by investing activities during the six months ended June 30, 2008 totaled $13.8 million and was primarily attributable to our net change in investments of $15.8 million in ARPS and purchases of $2.0 million of property and equipment.

Financing Activities

Cash used in financing activities during the six months ended June 30, 2008 totaled $1.0 million and was primarily due to repayments made on notes payable.

Funding Requirements

We had working capital of $35.9 million as of June 30, 2008, which was primarily due to the cash generated from our initial public offering. The historical seasonality in our business during the first and fourth calendar quarters of each year cause cash and cash equivalents, inventory and accounts payable to be generally higher in these quarters, resulting in fluctuations in our working capital. We anticipate that funds generated from operations, cash on hand and funds available under our line of credit will be sufficient to meet our working capital needs and expected capital expenditures for at least the next twelve months. Our future capital requirements may, however, vary materially from those now planned or anticipated. Changes in our operating plans, lower than anticipated net sales, increased expenses or other events, including those described in “Risk Factors,” may cause us to seek additional debt or equity financings in the future. Financings may not be available on acceptable terms, on a timely basis, or at all, and our failure to raise adequate capital when needed could negatively impact our growth plans and our financial condition and results of operations. In addition, our $6.7 million of ARPS investments as of June 30, 2008 were classified as long-term investments as a result of failed auctions and liquidity issues and we may not have access to those funds.

We are currently evaluating the feasibility of opening a new distribution center which would result in a significant capital investment, should we move forward with these plans.

Seasonality

We believe our business is subject to seasonal fluctuations, generally resulting in higher sales in the winter and summer months. We have historically experienced higher sales of body parts in winter months when inclement weather and hazardous road conditions typically result in more automobile collisions. Engine parts and performance parts and accessories have historically experienced higher sales in the summer months when consumers have more time to undertake elective projects to maintain and enhance the performance of their automobiles and the warmer weather during that time is conducive for such projects. We expect the historical seasonality trends to continue to have a material impact on our financial condition and results of operations in any given year.

Inflation

Inflation has not had a material impact upon our operating results to date, and we do not expect it to have such an impact in the near future. We cannot assure you that our business will not be affected by inflation in the future.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We do not use financial instruments for trading purposes, and do not hold any derivative financial instruments that could expose us to significant market risk. Our primary market risk exposure with regard to financial instruments is changes in interest rates. We also have some exposure related to foreign currency fluctuations.

Interest Rate Risk. All of our investments are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of high-grade auction rate preferred securities. As of June 30, 2008, our long-term investments included $6.7 million of investments in ARPS, which consist of high-grade (AAA rated) collateralized debt obligations issued by municipal and state agencies. Our ARPS have an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of ARPS because the amount of securities submitted for sale has exceeded the amount of purchase orders for these securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge. We have recorded $149,000 of unrealized losses on our investment portfolio as of June 30, 2008.

On February 13, 2008, we were informed that there was insufficient demand at auctions for four of our high-grade ARPS, representing approximately $7.8 million. As a result, these affected securities are currently not liquid and the interest rates have been reset to the predetermined higher rates. On June 26, 2008, we received partial redemptions at par on three of the four ARPS totaling $0.9 million with a remaining principal balance on our ARPS of $6.9 million.

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

Pursuant to the terms of our line of credit with our principal lender, changes in the prime rate or monthly LIBOR rate could affect the rates at which we could borrow funds under our line of credit. At June 30, 2008, we had no outstanding borrowings under our line of credit with this lender.

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

Disclosure controls and procedures provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

However, to address the identified material weakness, we are in the process of implementing remediation plans, including the following:

•	We hired several key finance and accounting professionals in the first six months of 2008, and we plan to hire additional accounting resources in the second half of 2008.

•	We hired additional information systems management who are evaluating our current systems, including viable alternatives.

•
We completed our documentation of policies and procedures, risk control matrices, gap analysis and initial remediation plans, and are in the process of implementing those plans and testing key controls.

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

Risks Related To Our Business

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

Our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. We are significantly dependent upon search engines, shopping comparison sites and other online sources for our website traffic. We are included in search results as a result of both paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our sites. Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. We rely on both algorithmic and purchased listings to attract and direct consumers to our websites. Search engines, shopping comparison sites and other online sources revise their algorithms from time to time in an attempt to optimize their search results. Recently, Google changed its algorithm for natural search which significantly reduced traffic to many of our websites. If one or more of the search engines, shopping comparison sites or other online sources on which we rely for website traffic were to modify its general methodology for how it displays or selects our websites, resulting in fewer consumers clicking through to our websites, our financial results could be adversely affected. We operate a multiple website platform that generally allows us to provide multiple search results for a particular algorithmic search. If the search engines were to limit our display results to a single result or entirely eliminate our results from the algorithmic search, our website traffic would significantly decrease and our business would be materially harmed. If any free search engine or shopping comparison site on which we rely begins charging fees for listing or placement, or if one or more of the search engines, shopping comparison sites and other online sources on which we rely for purchased listings, modifies or terminates its relationship with us, our expenses could rise, we could lose customers and traffic to our websites could decrease. In addition, our success in attracting visitors who convert to customers will depend in part upon our ability to identify and purchase relevant search terms, provide relevant content on our sites, and effectively target our other marketing programs such as e-mail campaigns and affiliate programs. If we are unable to attract visitors to our websites and convert them to customers in a cost-effective manner, then our sales may decline and our business and financial results may be harmed.

Future acquisitions could disrupt our business and harm our financial condition.

As part of our growth strategy, we expect that we will selectively pursue acquisitions of businesses, technologies or services in order to expand our capabilities, enter new markets or increase our market share. Integrating any newly acquired businesses’ websites, technologies or services is likely to be expensive and time consuming. For example, our acquisition of Partsbin has resulted in significant costs, including an impairment charge, and a number of challenges, including retaining employees of the acquired company, integrating our order processing and credit processing, integrating our product pricing strategy, and integrating the diverse technologies and differing e-commerce platforms and accounting systems used by each company. If we are unable to successfully complete this integration or if others present the same challenges, we may not realize the synergies from the acquisition, and our business and results of operations could suffer. To finance any future acquisitions, it may also be necessary for us to raise additional capital through public or private financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. Future acquisitions by us could also result in large and immediate write-offs, assumption of debt and unforeseen liabilities and significant adverse accounting charges, any of which could substantially harm our business, financial condition and results of operations.

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

The integration of Partsbin has, and may continue to, involve the consolidation of diverse business cultures and technology infrastructures, require substantial time and expenses, and distract management from other business matters. In addition, this acquisition includes significant intangible assets that are subject to periodic impairment testing which could result in substantial accounting charges. In early 2007, we discovered some integration issues related to the Partsbin acquisition that were largely related to lower than expected order fill rates from drop-ship vendors in the fourth quarter of 2006 and lower pricing levels on our performance parts and accessories product category in the first quarter of 2007, which negatively impacted our gross margins during 2007. We cannot assure you that we will be able to adequately address these or other integration issues related to this acquisition.

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

We acquire substantially all of our products from manufacturers and distributors located in Taiwan, China and the United States. Our top ten suppliers represented approximately 60.9% of our total product purchases during the six months ended June 30, 2008. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. We continue to enter into supply agreements with our U.S. based suppliers and our primary drop-ship vendors. In addition, our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. In addition, the increasing consolidation among auto parts suppliers may disrupt or end our relationship with some suppliers, result in product shortages and/or could lead to less competition and, consequently, higher prices.

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

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on our distributors to manage inventory, process orders and distribute those products to our customers in a timely manner. For the six months ended June 30, 2008, our product purchases from a single supplier represented 14.4% or more of our total product purchases. If we do not maintain our existing relationships with our distributors on acceptable commercial terms, we will need to obtain other suppliers and may not be able to continue to offer a broad selection of merchandise at competitive prices, and our sales may decrease.

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

In recent years, we have experienced rapid growth that has placed, and may continue to place, pressures on our operational and financial infrastructure. Our workforce has increased from 114 employees as of December 31, 2003 to 845 employees as of June 30, 2008. Our net sales have increased from $31.7 million in 2003 to $161.0 million in 2007. Our recent expansion and planned growth have placed, and are expected to continue to place, a strain on our infrastructure, operations and managerial resources. We intend to further increase the size of our operations, and we expect our operating expenses to increase, as we, among other things:

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

On May 1, 2007, we and other respondents petitioned the USITC to reconsider its March 2007 ruling not to review the determination made by the ALJ regarding the seven Ford Design Patents found valid and infringed, in light of the U.S. Supreme Court’s April 30, 2007 decision in KSR International, Inc. v. Teleflex, Inc. The USITC issued a “Notice of Commission Determination To Waive Reconsideration Rule Deadline And To Extend Target Date” on May 4, 2007. In this Notice, the USITC indicated that it would consider the petition and extended the target date for issuing a final order to June 6, 2007. On June 6, 2007, the USITC denied the petition for reconsideration, terminated its investigation and issued a general exclusion order. The USITC denied Ford’s request for a cease and desist order. The general exclusion order prohibits the importation, sale for importation, or sale in the United Stated after importation of aftermarket collision parts that infringe any of Ford’s seven design patents previously determined to be valid. The final determination by the USITC was subject to review by the President of the United States, who is authorized to disapprove Commission orders for policy considerations. The mandatory 60-day Presidential review period ended on August 6, 2007 without the President taking any action.

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

On May 2, 2008, Ford filed with the USITC another complaint under section 337 of the Tariff Act of 1930. The complaint alleges that the Company and seven other domestic and foreign entities import and sell certain automotive parts relating to the 2005 Ford Mustang that infringes eight Ford design patents.  The USITC voted to institute an investigation, notice of which was published in the Federal Register on June 5, 2008.  On July 9, 2008 the Administrative Law Judge issued an order tentatively setting September 7, 2009 as the latest date for the USITC's final determination of the investigation.  The Company has obtained extensions of its response date to Ford's complaint.  These extensions are enabling the Company to explore its settlement options

Future infringement claims could also result in increased costs of doing business arising from increased legal expenses, adverse judgments or settlements or changes to our business practices required to settle such claims or satisfy any judgments. Litigation could result in interpretations of the law that require us to change our business practices or otherwise increase our costs and harm our business. We do not maintain insurance coverage to cover the types of claims that could be asserted. If a successful claim were brought against us, it could expose us to significant liability.

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

Risks Related To Our Common Stock

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

The SEC’s informal inquiry in this regard is still pending and any negative development in that inquiry may adversely impact our stock price in the future.

We do not intend to pay dividends on our common stock.

We currently intend to retain any future earnings and do not expect to pay any cash dividends on our capital stock for the foreseeable future.

Our executive officers and directors own a significant percentage of our stock.

As of June 30, 2008, our executive officers and directors and entities that are affiliated with them beneficially owned approximately 56.9% of our outstanding shares of common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval including the election of our entire board of directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.

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

Sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock. Approximately 18 million shares of our common stock that were outstanding as of June 30, 2008 may be resold in the public market immediately. The remaining shares of our outstanding common stock are subject to lock-up agreements with us but will also become available for resale in the public market in August 2008. We can waive the lock-up restriction and allow these stockholders to sell their shares at any time, subject to applicable securities law and other limitations. As restrictions on resale end, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them.

Two class action lawsuits have been filed against us and certain of our officers and directors and there is an SEC informal inquiry into this matter, which has resulted and may continue to result in significant costs and a diversion of our management’s efforts.

We and certain of our officers, directors and underwriters were served with two complaints associated with class action lawsuits alleging violations of federal securities law in connection with our initial public offering. In January 2008, we and the lead plaintiff’s counsel reached a non-binding proposed settlement agreement under a memorandum of understanding (“MOU”), which outlines the general terms to be included in the binding agreement. We entered into a settlement agreement in this regard in May 2008, but such settlement remains subject to court approval under such agreement, a settlement payment of $10.0 million will be paid to the lead plaintiff’s counsel within thirty days of a court-approved settlement. We will be responsible for $3.8 million of the settlement payment and have included a reserve for this expense in our financial results as of June 30, 2008. The settlement consideration was funded in July 2008 to an escrow account pending final approval at a Court hearing on September 29, 2008.  We cannot assure you that a court-approved settlement will be obtained, and therefore we could be subject to incur additional significant costs and/or result in the further diversion of the attention of management and other key employees.

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

In addition, Section 404 of the Sarbanes-Oxley Act of 2002 required us to evaluate and report on our internal control over financial reporting with the Annual Report on Form 10-K for the year ended December 31, 2007, and have our independent auditors attest to our evaluation, beginning with our Annual Report on Form 10-K for the year ending December 31, 2009. While we have prepared an internal plan of action for compliance with Section 404 and for strengthening and testing our system of internal control to provide the basis for our report and the attestation report by our independent auditing firm, we cannot assure you that this plan of action will be sufficient to meet the rigorous requirements of Section 404, and our independent auditors may issue an adverse opinion regarding management’s assessment of Section 404 compliance. Our failure to comply with Section 404 or our reporting requirements would reduce investors’ confidence in our financial statements and harm our stock price and could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the NASDAQ Global Market and the inability of registered broker/dealers to make a market in our common stock, which could also cause our stock price to decline.

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

General Market and Industry Risk

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

Our investment securities consist of high-grade ARPS. As of June 30, 2008, our long-term marketable securities were comprised of $6.7 million of high-grade (AAA rated) ARPS issued primarily by close end funds that primarily hold debt obligations from municipalities. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of ARPS. In response to the credit situation, on February 8, 2008, we instructed our investment advisor to liquidate all our investments in close end funds and move these funds into money market investments. On February 13, 2008, we were informed that there was insufficient demand at auction for our remaining four high-grade ARPS, representing approximately $7.8 million. As a result, these affected securities currently are not liquid, and have been reclassified as long-term investments.  In June 2008, $0.9 million of its investments in ARPS were redeemed.  We do not know when we will have access to the capital in these remaining investments. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal or until a future auction on these investments is successful, the securities are redeemed by the issuer or a secondary market emerges. If we cannot readily access these funds, we may be required to borrow funds or issue additional debt or equity securities to meet our capital requirements. At this time, management has concluded that these remaining investments are impaired and has recorded an impairment charge to other comprehensive income totaling $149,000.  Management is not sure that these investments will not be settled in the short term, although the market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an additional impairment charge.

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

Our sales would decline and we could lose existing or potential customers if they are not able to access our websites or if our websites, transactions processing systems or network infrastructure do not perform to our customers’ satisfaction. Any Internet network interruptions or problems with our websites could:

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

Additionally, in 2008, New York enacted a measure that requires many online retailers to begin collecting sales taxes on purchases shipped to the state, even if they have no operations or employees working there.

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

    We purchase a substantial portion of our products from foreign manufacturers and other suppliers who source products internationally. Restrictions on shipping goods into the United States from other countries pose a substantial risk to our business. Particularly since the terrorist attacks on September 11, 2001, the United States government has substantially increased border surveillance and controls. If the United States were to impose further border controls and restrictions, impose quotas, tariffs or import duties, increase the documentation requirements applicable to cross border shipments or take other actions that have the effect of restricting the flow of goods from other countries to the United States, we may have greater difficulty acquiring our inventory in a timely manner, experience shipping delays, or incur increased costs and expenses, all of which would substantially harm our business and results of operations

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

    Approximately $28.0 million of the net proceeds from the offering was used to repay our outstanding indebtedness under two term loans for approximately $18.0 million and $10.0 million, payable to our commercial lender. In addition, $5.0 million of the net proceeds from the offering has been paid on the notes payable to the former stockholders of Partsbin. Except for the payment of such debt, none of the net proceeds from the offering were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliate, other than in the form of wages or salaries and bonuses paid out in the ordinary course of business. The remaining net proceeds from the offering have been invested in investment-grade securities and cash equivalents. We will retain broad discretion over the use of the net proceeds received from our initial public offering. The amount and timing of our actual expenditures may vary significantly depending on a number of factors, including the growth of our sales and customer base, the type of efforts we make to build our brand and invest in our business.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of the Stockholders was held on May 2, 2008.  The following items were voted on and approved at the Annual Meeting:

(i)	Election of three Class II directors to hold office for the term of three years or until their respective successor is elected and qualified. The nominees for election were:
	Nominee	Votes For	Votes Withheld
	Joshua Berman	26,073,375	115,284
	Sol Khazani	26,065,366	123,293
	Robert J. Majteles	26,045,771	142,888

        The Company’s directors whose terms continued after the Annual Meeting are:

•	Barry Phelps
•	Mehran Nia
•	Fredric W. Harman
•	Ellen F. Siminoff
•	Jeffrey A. Schwartz
•	Shane Evangelist

(ii)	Ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.
Shares Voted
For	25,942,052
Against	10,267
Abstain	236,340
Broker Non-Votes	—

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a)	Exhibits

The following exhibits are filed herewith.

Exhibit No.	Description

10.1+
Employment Agreement, dated April 3, 2008, between the Company and Aaron Coleman (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2008)

10.2
Support Continuity Agreement, dated April 28, 2008, between the Company and Alexander Adegan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2008)

10.3
Consulting Agreement, dated April 28, 2008, among the Company, uParts.com, Inc. and Alexander Adegan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2008)

10.4
Non-Incentive Stock Option Agreement, dated April 28, 2008, between the Company and Alexander Adegan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2008)

10.5+
Non-Qualified Stock Option Agreement, dated May 15, 2008, by and between the Company and Shane Evangelist (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2008)

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

Dated: August 13, 2008	U.S. AUTO PARTS NETWORK, INC.
(Registrant)

	By	/s/ SHANE EVANGELIST
Shane Evangelist
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ MICHAEL J. McCLANE
Michael J. McClane,
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1+
Employment Agreement, dated April 3, 2008, between the Company and Aaron Coleman (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2008)

10.2
Support Continuity Agreement, dated April 28, 2008, between the Company and Alexander Adegan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2008)

10.3
Consulting Agreement, dated April 28, 2008, among the Company, uParts.com, Inc. and Alexander Adegan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2008)

10.4
Non-Incentive Stock Option Agreement, dated April 28, 2008, between the Company and Alexander Adegan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2008)

10.5+
Non-Qualified Stock Option Agreement, dated May 15, 2008, by and between the Company and Shane Evangelist (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2008)

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