Form 10-Q
period 2008-09-30
U.S. Auto Parts Network, Inc.
filed 2008-11-06
CIK 1378950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to _______

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

As of November 3, 2008, the registrant had 29,846,757 shares of common stock, $0.001 par value, outstanding.

U.S. AUTO PARTS NETWORK, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that do not relate strictly to historical or current facts, and anticipate results based on management's beliefs and assumptions and on information currently available to management.  These statements are forward looking statements for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933 (the “Securities Act”).  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding our anticipated sales, revenue, expenses, profits and losses, capital needs, capital deployment, liquidity, contracts, litigation, product offerings, customers, acquisitions, competition and the status of our facilities. Forward-looking statements, no matter where they occur in this document or in other statements attributable to the Company involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Part II, Item 1A of this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. AUTO PARTS NETWORK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts and par value)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,122	$19,399
Marketable securities	—	22,650
Accounts receivable, net	1,489	2,907
Inventory, net	12,105	11,191
Deferred income taxes	831	831
Other current assets	2,953	1,808
Total current assets	50,500	58,786

Property and equipment, net	7,210	6,945
Intangible assets, net	3,710	26,444
Goodwill	14,201	14,201
Deferred income taxes	12,428	3,562
Investments	6,351	—
Other non-current assets	116	118
Total assets	$94,516	$110,056

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,821	$8,103
Accrued expenses	6,916	7,822
Notes payable	—	1,000
Capital leases payable, current portion	66	73
Other current liabilities	1,573	1,367
Total current liabilities	14,376	18,365
Capital leases payable, less current portion	—	48
Total liabilities	14,376	18,413

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2008 and December 31, 2007; 29,846,757 shares issued and outstanding at September 30, 2008 and December 31, 2007	30	30
Additional paid-in capital	145,534	143,223
Accumulated other comprehensive income (loss)	(73)	312
Accumulated deficit	(65,351)	(51,922)
Total stockholders’ equity	80,140	91,643
Total liabilities and stockholders’ equity	$94,516	$110,056

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$36,554	$37,787	$119,668	$123,642
Cost of sales	24,485	24,096	79,262	82,497
Gross profit	12,069	13,691	40,406	41,145
Operating expenses (1):
General and administrative	4,170	3,184	13,381	9,715
Marketing	5,240	4,917	17,842	15,738
Fulfillment	2,322	1,920	6,787	5,499
Technology	1,041	438	2,512	1,394
Amortization of intangibles and impairment loss	365	2,097	23,005	6,251
Total operating expenses	13,138	12,556	63,527	38,597
Income (loss) from operations	(1,069)	1,135	(23,121)	2,548
Other income:
Other income (loss)	(22)	3	(17)	8
Interest income, net	238	389	741	654
Total other income	216	392	724	662
Income (loss) before income taxes	(853)	1,527	(22,397)	3,210
Income tax provision (benefit)	(362)	633	(8,968)	1,309
Net income (loss)	$(491)	$894	$(13,429)	$1,901

Basic and diluted net income (loss) per share	$(0.02)	$0.03	$(0.45)	$0.07
Shares used in computation of basic net income (loss) per share	29,846,757	29,837,538	29,846,757	27,744,016
Shares used in computation of diluted net income (loss) per share	29,846,757	30,009,891	29,846,757	28,749,521

(1)	Includes share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
General and administrative	$541	$389	$1,545	$1,196
Marketing	62	93	257	248
Fulfillment	37	29	100	70
Technology	110	21	166	48
Total share-based compensation expense	$750	$532	$2,068	$1,562

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net income (loss)	$(13,429)	$1,901
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,674	870
Amortization of intangibles	4,560	6,251
Impairment loss on intangibles	18,445	—
Non-cash interest expense	—	273
Loss from disposition of assets	23	—
Share-based compensation expense	2,068	1,562
Deferred income taxes	(8,866)	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,418	302
Inventory, net	(914)	(3,147)
Other current assets	(1,162)	(748)
Other non-current assets	(8)	1,719
Accounts payable and accrued expenses	(3,080)	(1,442)
Other current liabilities	207	(639)
Net cash provided by operating activities	1,936	6,902

Investing activities
Additions to property and equipment	(2,894)	(3,488)
Proceeds from the sale of marketable securities	21,650	—
Purchases of marketable securities	(5,500)	(25,000)
Cash paid for intangible assets	(414)	(1,286)
Net cash provided by (used in) investing activities	12,842	(29,774)

Financing activities
Payments on line of credit	—	(2,000)
Payments on notes payable	(1,000)	(32,000)
Proceeds received on issuance of common stock in connection with initial public offering, net of offering costs	—	71,537
Payments of short-term financing	(56)	(51)
Proceeds from exercise of stock options	—	94
Net cash provided by (used in) financing activities	(1,056)	37,580

Effect of changes in foreign currencies	1	97

Net increase in cash and cash equivalents	13,723	14,805
Cash and cash equivalents at beginning of period	19,399	2,381
Cash and cash equivalents at end of period	$33,122	$17,186

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of U.S. Auto Parts Network, Inc. (collectively with its subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of September 30, 2008 and December 31, 2007, and the consolidated results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company’s results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of those to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on April 2, 2008.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations” and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of SFAS 141R is prohibited. The Company will apply SFAS 141R to any acquisition occurring after January 1, 2008.

        In April 2008, the FASB issued FASB Staff Position ("FSP") No. 142-3, "Determination of the Useful Life of Intangible Assets" (“FSP 142-3”).  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life or recognized intangible assets under SFAS  No. 142, "Goodwill and Other Intangible Assets" (“SFAS 142”).  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  The Company does not expect the adoption of FSP 142-3 will have a material effect on its financial position and results of operations.

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

Recurring Financial Assets

As of September 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets included the Company’s financial instruments, including investments associated with auction rate preferred securities (“ARPS”). The Company measures the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at September 30, 2008:
	Total as of September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents (1)	$33,122	$33,122	$—	$—
Non-current investments available-for-sale (2)	6,351	—	—	6,351
Total	$39,473	$33,122	$—	$6,351

(1)	Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which the Company determines fair value through quoted market prices.

(2)
Investments available-for-sale consists of ARPS. ARPS are tax-exempt, long-term variable rate securities tied to short-term interest rates that are reset through a “Dutch Auction” process that occurs every seven days. The Company has the option to participate in the auction and sell ARPS to prospective buyers through a broker-dealer, but does not have the right to put the security back to the issuer. The investments in ARPS all had AAA credit ratings at the time of purchase and represent interests in collateralized debt obligations issued by municipal and state agencies. In the past, the auction process has allowed investors to obtain immediate liquidity if so desired by selling the securities at their face amounts. However, as has been recently reported in the financial press, the current disruptions in the credit markets have adversely affected the auction market for these types of securities. ARPS auctions “fail” when there are not enough buyers to absorb the amount of securities available for sale for that particular auction period. Historically, ARPS auctions have rarely failed since the investment banks and broker dealers have been willing to purchase the securities when investor demand was weak. However, beginning in mid-February 2008, due to uncertainty in the global credit and capital markets and other factors, investment banks and broker dealers have been less willing to support ARPS and many ARPS auctions have failed. The Company will not be able to access non-current investments until future auctions for these ARPS are successful, or until the Company sells the securities in a secondary market, which currently is not active, although there have been certain instances of redemptions at par by municipalities through the refinancing of new instruments.

As of September 30, 2008, the Company had invested $6.5 million par value in ARPS, which are classified as available for sale non-current investments and reflected at fair value in the financial statements totaling $6.4 million. As of September 30, 2008, $1.3 million of investments in ARPS had been redeemed.  The Company has included its investments related to ARPS in the Level 3 category.

Before utilizing Level 3 inputs in its fair value measurement, the Company considered significant Level 2 observable inputs of similar assets in active and inactive markets. The Company’s broker dealer received estimated market values from an independent pricing service as of the balance sheet date, which carry these investments at par value due to the overall quality of the underlying investments and the anticipated future market for such investments. Further evidence includes the fact that these investments consist solely of collateralized debt obligations supported by municipal and state agencies; do not include mortgage-backed securities or student loans; have redemption features that call for redemption at 100% of par value; and have a current credit rating of A or AAA. However, the fact that there is not an active market to liquidate these certain investments was considered in classifying them as Level 3. Due to the uncertainty with regard to the short-term liquidity of these securities, the Company determined that it could not rely on par value to represent fair value. Therefore, the Company estimated the fair values of these securities utilizing a discounted cash flow valuation model as of September 30, 2008. This analysis considered the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

As a result of the temporary declines in fair value for the Company’s ARPS, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized loss of $149,000 to accumulated other comprehensive income (loss). Due to the Company’s belief that the market for these collateralized instruments may take in excess of twelve months to fully recover, the Company has classified these investments as non-current and has included them in investments on the unaudited condensed consolidated balance sheet at September 30, 2008.  As of September 30, 2008, the Company continues to earn interest on all of its ARPS instruments. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income (loss). If the Company determines that any future valuation adjustment was other than temporary, it would record a charge to earnings as appropriate. The Company is not certain how long it may be required to hold each security. However, given the Company’s current cash position, liquid cash equivalents and expected cash flow from operations, it believes it has the ability to hold, and intends to continue to hold the failed ARPS as long-term investments until the market stabilizes.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at September 30, 2008:
Long-term Investments
(in thousands)
Balance at December 31, 2007	$—
Transfers to Level 3	7,750
Redemption	(1,250)
Unrealized losses recorded to other comprehensive income	(149)
Balance at September 30, 2008	$6,351

Non-Recurring Financial Assets

As of September 30, 2008, the Company held certain assets that are measured at fair value on a non-recurring basis. These included the Company’s long-lived and indefinite lived intangible assets. The fair value of these non-financial assets was determined using the following inputs at June 30, 2008 and were not revalued to their fair value as of September 30, 2008:

	Total as of June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
	(in thousands)
Intangible assets	$3,707	$—	$—	$3,707	$(18,445)

In accordance with the provisions of SFAS No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets”, intangible assets subject to amortization with a carrying value of $19.9 million were written down to their fair value of $2.2 million, resulting in an impairment charge of $17.7 million during the quarter ended June 30, 2008, which was included in earnings for the period and is further described in Note 4 to the Company’s unaudited condensed consolidated financial statements included in this report.

    In accordance with the provisions of SFAS 142 indefinite lived intangible assets with a carrying value of $2.2 million were written down during the quarter ended June 30, 2008 to their fair value of $1.5 million, resulting in an impairment charge of $0.7 million, which was included in earnings for the period and is further described in Note 4 to the Company’s unaudited condensed consolidated financial statements included in this report.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure at fair value certain financial instruments and other items that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008 and elected not to measure any additional financial instruments or other items at fair value.

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

The Company primarily purchases products in bulk quantities to take advantage of quantity discounts and to improve inventory availability. Inventory is reported net of inventory reserves for excess or obsolete products, which are established based on specific identification of slow moving items and the evaluation of overstock considering anticipated sales levels. Gross inventory, inventory reserves and net inventory at September 30, 2008 and December 31, 2007 are as follows:
	September 30, 2008 (unaudited)	December 31, 2007
	(in thousands)
Gross inventory	$13,180	$11,794
Inventory reserves	(1,075)	(603)
Total net inventory	$12,105	$11,191

 Note 4—Intangibles

Intangibles subject to amortization are expensed on a straight-line basis. Amortization expense relating to intangibles totaled $4.6 million for the nine months ended September 30, 2008 and 2007.  Assembled workforce included in the intangible assets was decreased by $174,000 and increased by $159,000 due to foreign currency fluctuations as of September 30, 2008 and December 31, 2007, respectively.

During the quarter ended June 30, 2008, the Company recorded, in accordance with SFAS 144, a non-cash impairment charge totaling $18.4 million related to the intangibles associated with the Partsbin business, which the Company acquired in May 2006.  The impairment was comprised of $16.7 million for its websites; $0.1 million for software; $0.9 million for vendor agreements; and $0.7 million for domain names. The interim impairment charge was primarily the result of:  (i) the recent deterioration in the economic environment and the Company’s stock price, (ii) lower sales and profitability which generated losses from certain Partsbin websites, (iii) deficiencies in the software platform also acquired from Partsbin, and (iv) the termination of volume discounts and marketing co-ops from certain vendor agreements.  Given the indicators of impairment and the excess of carrying value over the undiscounted cash flows associated with these intangibles, the Company utilized a discounted cash flow approach in determining fair value for both the websites and vendor agreement intangible assets.  The decrease in future cash flows from certain acquired websites and vendor agreements resulted in the long-lived assets being impaired, as the carrying value of the website assets and vendor agreement assets exceeded the fair value of those assets.  Fair value is determined as the net present value of future projected cash flows.  The software and domain name assets’ fair value was determined using a relief from royalty approach which also resulted in a lower fair value than the carrying value.  The intangible assets listed below as of September 30, 2008 represent the adjusted basis after the impairment loss.

During the quarter ended September 30, 2008, the Company acquired certain websites and domain names for a purchase price of $415,000, of which $386,000 was allocated to amortizable intangibles.  The intangible assets were valued using a discounted cash flow model and the estimated useful life of the amortizable assets was determined to be five years.

Intangibles, excluding goodwill, consisted of the following at September 30, 2008 and December 31, 2007:

		September 30, 2008 (unaudited)			December 31, 2007
	Useful Life	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
		(in thousands)
Intangible assets subject to amortization:
Websites	5 years	$386	$—	$386	$28,988	$(9,367)	$19,621
Software	2 - 5 years	1,040	(318)	722	4,089	(2,202)	1,887
Vendor agreements	3 years	—	—	—	2,996	(1,613)	1,383
Assembled workforce	7 years	1,271	(272)	999	1,446	(155)	1,291
Purchased domain names	3 years	175	(157)	18	175	(143)	32
Subtotal		2,872	(747)	2,125	37,694	(13,480)	24,214
Intangible assets not subject to amortization:
Domain names	indefinite life	1,585	—	1,585	2,230	—	2,230

Total		$4,457	$(747)	$3,710	$39,924	$(13,480)	$26,444

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

Ford Global Technologies, LLC

On December 2, 2005, Ford Global Technologies, LLC (“Ford”) filed a complaint, subsequently amended, with the United States International Trade Commission (“USITC”) against the Company and five other named Respondents, including four Taiwan-based manufacturers, contending that the Company and the other Respondents infringed 14 design patents that Ford alleged cover eight parts on the 2004-2005 Ford F-150 truck (the “Ford Design Patents”).  Ford asked the USITC to issue a permanent general exclusion order excluding from entry into the United States all automotive parts that infringe the Ford Design Patents and that are imported into the United States, sold for importation in the United States, or sold within the United States after importation. Ford also sought a permanent order directing the Company and the other Respondents to cease and desist from, among other things, selling, marketing, advertising, distributing and offering for sale imported automotive parts that infringe the Ford Design Patents.

On June 6, 2007, the USITC issued its Notice of Final Determination. The Notice of Final Determination denied Respondent’s petition for reconsideration and their motion for leave to supplement their petition. In addition, the USITC issued a general exclusion order prohibiting the importation of certain automotive parts found to infringe the seven Ford design patents found valid. The USITC’s decision became final on August 6, 2007. On May 18, 2007, Ford filed a Notice of Appeal with the United States Federal Circuit Court of Appeals with regard to the three patents declared invalid in the ALJ’s Initial Determination. On August 23, 2007, the Respondents filed a Notice of Appeal with the United States Federal Court of Appeals for the federal circuit.  The appeals were consolidated. On October 17, 2008, the parties finished briefing the appeal.  The federal circuit will likely hear oral arguments from the parties during the first quarter of 2009.

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

On May 2, 2008, Ford filed with the USITC another complaint under Section 337 of the Tariff Act of 1930. The complaint alleges that the Company and seven other domestic and foreign entities import and sell certain automotive parts relating to the 2005 Ford Mustang that infringes eight Ford design patents.  The USITC voted to institute an investigation, notice of which was published in the Federal Register on June 5, 2008.  The Company has obtained extensions of its response date to Ford's complaint because the parties have been negotiating settlement.   The Company expects settlement to be completed during the first half of 2009.

Securities Litigation

On March 24, 2007, a putative stockholder class action lawsuit was filed against the Company and certain officers, directors and underwriters in the U.S. District Court for the Central District of California. The complaint alleged that the Company filed a false Registration Statement in connection with the Company’s initial public offering in violation of Section 11 and Section 15 of the Securities Act of 1933, as amended (the “Securities Act”). On April 26, 2007, a second complaint containing substantially similar allegations was filed, and also included a claim under Section 12(a)(2) of the Securities Act. The complaints were consolidated on May 15, 2007. A lead plaintiff was selected on August 9, 2007. The amended consolidated complaint was filed on October 4, 2007, alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act. The amended complaint was against the Company and certain current and former officers, as well as Oak Investment Partners XI, LP, and the underwriters involved in the initial public offering. The amended consolidated complaint alleged that the Company’s Registration Statement failed to disclose material information and misstated the Company’s financial results. Plaintiffs sought compensatory damages, restitution, unspecified equitable relief, as well as attorneys’ fees and costs. In January 2008, the parties reached a settlement in principle. A definitive settlement agreement was filed on May 1, 2008, which settlement was preliminarily approved by the Court on June 13, 2008. The Company’s contribution to the settlement consideration of approximately $3.4 million plus legal expenses has been accrued in the Company’s financial statements as of December 31, 2007. The settlement consideration was funded in July 2008 to an escrow account.  On October 15, 2008, the United States District Court Judge for the Central District of California issued a final order and judgment approving the settlement and dismissing the case with prejudice.

In August 2007, the Company also received a letter from the SEC that indicated that the SEC had commenced an informal inquiry into the events leading up to the Company’s announcement on March 20, 2007 of its financial results for the fourth quarter and year ended December 31, 2006.  On October 30, 2008, the Company received correspondence from the SEC concluding the inquiry and recommending no enforcement action.

Note 6—Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” which defines comprehensive income as net income affected by non-stockholder changes in equity. Comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007, respectively, includes the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(in thousands)
Net income (loss)	$(491)	$894	$(13,429)	$1,901
Foreign currency translation adjustments	(81)	67	(235)	97
Unrealized loss in investments	—	—	(149)	—
Comprehensive income (loss)	$(572)	$961	$(13,813)	$1,998

Note 7—Reserve For Sales Returns

Sales discounts are recorded in the period in which the related sale is recognized. Credits are issued to customers for returned products which totaled $15.6 million for the nine months ended September 30, 2008. The Company’s sales returns and allowances reserve totaled $669,000 and $710,000 at September 30, 2008 and December 31, 2007, respectively.

The following table provides an analysis of the reserve for the Company’s sales returns:
	Balance at Beginning of Period	Charged to Revenue	Deductions	Balance at End of Period
	(in thousands)
Reserve for sales returns:
Nine months ended September 30, 2008	$710	$15,575	$(15,616)	$669

Note 8—Income Taxes

For the three and nine months ended September 30, 2008, the effective tax rate for the Company was 42.4% and 40.0%, respectively.  For the three and nine months ended September 30, 2007, the effective tax rate for the Company was 41.5% and 40.8%, respectively. The company’s effective tax rate is higher than the U.S. federal statutory rate primarily as a result of state income taxes and other non-deductible permanent differences.

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

As of September 30, 2008, the Company had no material unrecognized tax benefits, interest or penalties related to various federal and state income tax matters. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense.

The Company is subject to U.S. federal income tax, as well as income tax of foreign and state tax jurisdictions. The Company is currently under audit by the Internal Revenue Service for the year ended December 31, 2006. The Company is currently open to audit under the statute of limitations for the years ending December 31, 2003 through 2007.

Note 9—Net Income (Loss) Per Share

Net income (loss) per share has been computed in accordance with SFAS 128. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Income (Loss) Per Share	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$(491)	$894	$(13,429)	$1,901
Denominator:
Weighted-average common shares outstanding (basic)	29,846,757	29,837,538	29,876.757	27,744,016
Common equivalent shares from conversion of preferred stock	—	—	—	947,608
Common equivalent shares from common stock options and warrants	—	172,353	—	57,897
Weighted-average common shares outstanding (diluted)	29,846,757	30,009,891	29,846,757	28,749,521
Basic and diluted net income (loss) per share	$(0.02)	$0.03	$(0.45)	$0.07

Note 10—Share-Based Compensation

The Company accounts for share-based compensation expense in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which was adopted on January 1, 2006. No stock options were granted prior to January 1, 2006. All stock options issued to employees are recognized as share-based compensation expense in the financial statements based on their respective grant date fair values, and are recognized within the statement of operations as general and administrative, marketing, fulfillment or technology expense, based on employee departmental classifications.

Under SFAS 123(R), the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. The Company currently uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards, with the exception of options granted containing market conditions, which the Company estimates the fair value using a Monte-Carlo model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes and Monte-Carlo models is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. As of September 30, 2008, the Company did not have an adequate history of market prices of its common stock as the Company only recently became a public company in February 2007, and as such, the Company estimates volatility in accordance with Staff Accounting Bulletin No. 107 (“SAB 107”) using historical volatilities of similar public entities. The expected life of the awards is based on a simplified method which defines the life as the average of the contractual term of the options and the weighted average vesting period for all open tranches. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of awards. The dividend yield assumption is based on the Company’s expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Under SFAS 123(R), forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Our estimated forfeiture rate was calculated based on actual historical forfeitures experienced under our equity plans. In the third quarter of fiscal 2008, the Company performed its periodic review of the estimated forfeiture rate and based on turnover during the last twelve months, adjusted the weighted-average forfeiture rate from 5% to 16.7%. This change in estimated forfeiture rate was not material to the third quarter of 2008 but did result in a decrease of approximately $2.9 million in share-based compensation expense for the remaining weighted-average period.  As of September 30, 2008, there was $7.1 million of unrecognized compensation expense related to stock options, which expense is expected to be recognized over a weighted-average period of 2.7 years.

The Company granted options to purchase up to 2,013,000 shares of its common stock under the Company’s 2007 Omnibus Incentive Plan (the “Plan”) at a weighted-average exercise price of $3.63 per share during the nine months ended September 30, 2008. The intrinsic value of stock options at the date of exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During the three and nine months ended September 30, 2008, there were no option exercises under the Plan. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value price of the Company’s common stock for options that were in-the-money as of September 30, 2008. No options outstanding at September 30, 2008 were in-the-money.

Note 11—Line of Credit

At September 30, 2008, the Company had no balance outstanding under its bank line of credit, which expires on October 31, 2009.  The credit agreement contains customary covenants that, among other things, require compliance with certain financial ratios and targets and restrict the incurrence of additional indebtedness.  As of September 30, 2008, the Company was in violation of its minimum EBITDA requirement; however, it has received a waiver from the lender.

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

Our History. We were formed in 1995 as a distributor of aftermarket auto parts and launched our first website in 2000. We rapidly expanded our online operations, increasing the number of SKUs sold through our e-commerce network, adding additional websites, improving our Internet marketing proficiency and commencing sales in online marketplaces. As a result, our business has grown significantly since 2000, generating net sales of $161.0 million for the year ended December 31, 2007.

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

International Operations. Since 2003, we have maintained operations in the Philippines.  As our ability to manage offshore operations has improved, we have increased our offshore capacity.  In the Philippines, we operate  a call center, information systems, application and web development, category management, and  internet marketing, all supported by Philippine-based accounting and human resources.  In addition to our Philippines operations, we have outsourced call center operations in India and own a Canadian subsidiary to facilitate sales of our products in Canada. We believe that the cost advantages of our offshore operations provide us with the ability to grow our business in a cost-effective manner, and we expect to continue to add headcount and infrastructure to our offshore operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the three and nine months ended September 30, 2008, as compared to those policies disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2007 except as noted below.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “ Fair Value Measurements ” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. We have adopted the provisions of SFAS 157 as of January 1, 2008 for financial assets. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1-defined as observable inputs such as quoted prices in active markets; Level 2-defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3-defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. We have evaluated both Level 2 and Level 3 evidence to measure the fair value of our $6.5 million of auction rate preferred securities (“ARPS”) as of September 30, 2008. These investments consist solely of collateralized debt obligations supported by municipal and state agencies; do not include mortgage-backed securities or student loans; have redemption features that call for redemption at 100% of par value; and have a current credit rating of A or AAA. As of September 30, 2008, we received partial redemptions at par on our investments totaling $1.3 million. The fact that there is not an active market as of September 30, 2008 to liquidate 100% of these certain investments was the final determination in classifying them as Level 3. We used a discounted cash flow valuation model to estimate the fair value of the securities. As a result of the temporary declines in fair value of our ARPS, which we attribute to liquidity issues rather than credit issues, we have recorded an unrealized loss of $149,000 to accumulated other comprehensive income (loss).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities“ (“SFAS 159”). SFAS 159 permits companies to choose to measure at fair value certain financial instruments and other items that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008 and elected not to measure any additional financial instruments or other items at fair value.

In accordance with SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS 142”) and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we recorded an impairment charge totaling $18.4 million in the quarter ended June 30, 2008  on intangible assets associated with the Partsbin business, which we acquired in May 2006.  The impairment charge related to its websites, software, vendor agreements and domain name intangible assets. The interim impairment charge was primarily the result of:  (i) the recent deterioration in the economic environment and the Company’s stock price, (ii) lower sales and profitability which generated losses from certain Partsbin websites, (iii) deficiencies in the software platform also acquired from Partsbin, and (iv) the termination of volume discounts and marketing co-ops from certain vendor agreements.  Given the indicators of impairment and the excess of the carrying value over the undiscounted cash flows associated with these intangibles, we utilized a discounted cash flow approach in determining fair value for both the websites and vendor agreement intangible assets.  The decrease in future cash flows from certain acquired websites and vendor agreements resulted in the long-lived assets being impaired, as the carrying value of the website assets and vendor agreement assets exceeded the fair value of those assets determined as the net present value of future projected cash flows.  The software and domain name assets’ fair value was determined using a relief from royalty approach, which also resulted in a lower fair value than the carrying value of the assets.

Results of Operations

The following table sets forth certain unaudited statements of operations data as a % of net sales for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008		2007	2008		2007

Net sales	100.0%		100.0%	100.0%		100.0%
Cost of sales	67.0		63.8	66.2		66.7
Gross profit	33.0		36.2	33.8		33.3
Operating expenses:
General and administrative	11.4		8.4	11.2		7.9
Marketing	14.3		13.0	14.9		12.7
Fulfillment	6.4		5.1	5.7		4.4
Technology	2.8		1.2	2.1		1.1
Amortization of intangibles	1.0		5.5	19.2		5.1
Total operating expenses	35.9		33.2	53.1		31.2
Income (loss) from operations	(2.9)		3.0	(19.3)		2.1
Other income:
Other income (loss)	(0.1)		0.0	0.0		0.0
Interest income, net	0.7		1.0	0.6		0.5
Total other income	0.6		1.0	0.6		0.5
Income (loss) before income taxes	(2.3)		4.0	(18.7)		2.6
Income tax provision (benefit)	(1.0)		1.6	(7.5)		1.1
Net income (loss)	(1.3	) %	2.4%	(11.2	) %	1.5%

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

Net Sales and Gross Margin
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net sales	$36,554	$37,787	$119,668	$123,642
Cost of sales	24,485	24,096	79,262	82,497
Gross profit	$12,069	$13,691	$40,406	$41,145
Gross margin	33.0%	36.2%	33.8%	33.3%

Net sales decreased 3.3% to $36.6 million and decreased 3.2% to $119.7 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in the previous year.  The three month year-over-year decrease was primarily due to a $1.0 million or 26.6% decrease in our offline business, which consists of our Kool Vue and wholesale operations.  The nine month year-over-year decrease was due to 2.4% decrease in our online business and a 10.8% decrease in our offline business. Our online business consists of two sales channels, e-commerce and online marketplaces.  Our e-commerce channel includes a network of e-commerce websites supported by our call-center sales agents who generate cross-sell and up-sell opportunities. Our online marketplaces consist primarily of auction and other third-party websites.

E-commerce sales decreased 3.2% to $28.6 million for the three months ended September 30, 2008 from $29.5 million for the prior year period. This decrease is primarily due to a decline of 6,000 placed orders in our e-commerce channel over the prior-year period and a $6 decrease in our average order value to $121 for the third quarter of 2008 from $127 in the third quarter of 2007.  For the nine months ended September 30, 2008 and 2007, e-commerce sales were $92.9 million and $95.4 million, respectively.  The 2.6% decrease was primarily due to a $4 decrease in average order value compared to the prior-year period.

Online marketplaces sales increased 14.5% to $5.3 million for the three months ended September 30, 2008 from $4.6 million for the same period in the prior year.  This increase was primarily due to increased sales on our auction platform.   For the nine months ended September 30, 2008 and 2007, online marketplaces sales were $16.2 million and $16.4 million, respectively.

Net sales from our offline business decreased 26.6% to $2.7 million and 10.8% to $10.6 million for the three and nine months ended September 30, 2008, compared to the same periods in the prior year.  This decrease in net sales is primarily due to reduced purchases from a significant customer in the second and third quarters of 2008.  We anticipate that sales from our wholesale operations will continue to decline as a percentage of net sales in the future.

We have historically experienced seasonality in our business, which generally has resulted in higher sales in winter and summer months. We expect seasonality to continue in future years as automobile collisions during inclement weather create increased demand for body parts in winter months, and consumers often undertake projects to maintain and enhance the performance of their automobiles in the summer months. We anticipate that seasonality will continue to have a material impact on our financial condition and results of operations during any given year.

Gross profit was $12.1 million or 33.0% of net sales and $40.4 million or 33.8% of net sales for the three and nine months ended September 30, 2008, compared to $13.7 million or 36.2% of net sales and $41.1 million or 33.3% of net sales in the same periods in the prior year. The decrease of 3.2% in gross margins for the three months ended September 30, 2008 compared to the same period in the prior year was primarily due to higher fuel costs and third party shipping costs, higher raw material costs, and lower vendor rebates.  The 0.5% increase in gross margins for the nine months ended September 30, 2008 compared to the same periods in the prior year was primarily due to a mix-shift to in stock distribution, partially offset by higher outbound freight costs.

General and Administrative Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
General and administrative expense	$4,170	$3,184	$13,381	$9,715
Percent of net sales	11.4%	8.4%	11.2%	7.9%

General and administrative expense increased $1.0 million or 31.0% and $3.7 million or 37.7% for the three and nine months ended September 30, 2008, from the same periods in the previous year. The increase for the three months ended September 30, 2008 primarily reflects $400,000 higher payroll related costs; $300,000 of increased amortization expense; a $200,000 increase in share-based compensation expense; and $100,000 of additional professional fees.  The increase for the nine months ended September 30, 2008 primarily reflects $1.5 million higher payroll costs; $800,000 of increased professional fees and public company operating expenses; $800.000 of higher amortization expense; and $300,000 of  increased share-based compensation expense.

During the three and nine months ended September 30, 2008, we recognized $800,000 and $2.1 million, respectively, of share-based compensation, determined in accordance with SFAS 123(R). Based on options outstanding as of September 30, 2008, we expect to recognize $7.1 million in additional share-based compensation expense over a weighted average period of 2.7 years.

Marketing Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Marketing expense	$5,240	$4,917	$17,842	$15,738
Percent of net sales	14.3%	13.0%	14.9%	12.7%

Marketing expense increased $300,000 or 6.6% and $2.1 million or 13.4% for the three and nine months ended September 30, 2008, from the same periods in the previous year.  As a percentage of net sales, marketing expense increased 1.3% to 14.3% for the three months ended September 30, 2008 compared to the prior-year period primarily due to higher depreciation expense related to the expansion of our offshore facilities.  As a percentage of net sales, marketing expense increased 2.2% to 14.9% for the nine months ended September 30, 2008 compared to the prior-year period primarily due to $1.3 million of increased personnel costs in our offshore operations; partially offset by the elimination of our U.S. based call center costs; and $600,000 of higher depreciation expense.

Fulfillment Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Fulfillment expense	$2,322	$1,920	$6,787	$5,499
Percent of net sales	6.4%	5.1%	5.7%	4.4%

Fulfillment expense increased $400,000 or 20.9% and $1.3 million or 23.4% for the three and nine months ended September 30, 2008, from the same periods in the previous year.  As a percentage of net sales, fulfillment expense increased 1.3% to 6.4% for the three months ended September 30, 2008 compared to the prior-year period primarily due to $100,000 of additional payroll related costs; a $200,000 increase in our fulfillment center costs; and $100,000 higher depreciation expense.  As a percentage of net sales, fulfillment expense increased 1.3% to 5.7% for the nine months ended September 30, 2008 compared to the prior-year period primarily due to $600,000 in payroll costs; a $300,000 increase in our fulfillment center costs; and $400,000 of higher depreciation expense.

Technology Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Technology expense	$1,041	$438	$2,512	$1,394
Percent of net sales	2.8%	1.2%	2.1%	1.1%

Technology expense increased 137.7% to $1.0 million and increased 80.2% to $2.5 million for the three and nine months ended September 30, 2008, respectively.  The increase in both periods was due to increased investments in our technology platform with increased headcount and third-party service providers.

Amortization of Intangibles and Impairment Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Amortization of intangibles and impairment loss	$365	$2,097	$23,005	$6,251
Percent of net sales	1.0%	5.5%	19.2%	5.1%

Amortization of intangibles and impairment loss decreased $1.7 million or 82.6% for the three months ended September 30, 2008 and increased by $16.8 million to $23.0 million for the nine months ended September 30, 2008.  The decrease for the three months ended September 30, 2008 was primarily due to lower pre-tax income from the prior year period.  The increase for the nine months ended September 30, 2008 was primarily due to a non-cash impairment charge in the second quarter of 2008 totaling $18.4 million on intangible assets associated with the Partsbin business, which we acquired in May 2006.  For further discussion, refer to our SFAS 144 disclosure in the Critical Accounting Policies section.  We estimate aggregate amortization expense for the remaining three months ending December 31, 2008, and the years ending December 31, 2009, 2010, 2011 and thereafter to be approximately $400,000, $700,000, $300,000, $300,000 and $400,000, respectively.

Other Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Other income	$216	$392	$724	$662
Percent of net sales	0.6%	1.0%	0.6%	0.5%

The decrease in other income during the three months ended September 30, 2008 was primarily due to $200,000 lower interest income related to lower interest rates in the third quarter of 2008 compared to the prior year period. The increase in other income during the nine months ended September 30, 2008 compared to the prior-year period was primarily due to interest income generated from investing the IPO proceeds, which was partially offset by a $600,000 reduction of interest expense due to the repayment of approximately $28.0 million of our long-term indebtedness upon completion of our initial public offering in February 2007.

Income Tax Provision (Benefit)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Income tax provision (benefit)	$(362)	$633	$(8,968)	$1,309
Percent of net sales	(1.0%)	1.6%	(7.5%)	1.1

The decrease in income tax provision (benefit) during the three and nine months ended September 30, 2008 was primarily due to the tax effect of the $18.4 million impairment loss on our intangible assets.  This is a temporary timing difference as we expect to reduce our cash paid for taxes over the remaining asset life of twelve years for tax purposes.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations from cash generated from operations, credit facilities, bank loans, equity financings and capital lease financings. At September 30, 2008, we had no balance outstanding under our bank line of credit, which expires on October 31, 2009.  The credit agreement contains customary covenants that, among other things, require compliance with certain financial ratios and targets and restrict the incurrence of additional indebtedness.  As of September 30, 2008, we were in violation of our minimum EBITDA requirement; however, we have received a waiver from our lender.

Cash Flows

We had cash and cash equivalents of $33.1 million as of September 30, 2008, representing a $9.0 million decrease from $42.1 million of liquid assets as of December 31, 2007. The decrease in our cash and cash equivalents as of September 30, 2008 was primarily due to a reclassification of $6.4 million of our investments in ARPS to long-term and a $3.4 million payment related to our securities litigation settlement in July 2008.

Operating Activities

We generated $1.9 million of net cash from operating activities for the nine months ended September 30, 2008. The significant components of cash flows from operating activities were a net loss of $13.4 million; an increase of $8.9 million in deferred tax assets primarily related to the tax benefit from the impairment loss on our intangibles; an increase of $0.9 million to our inventory; a $2.6 million net change in other current assets and liabilities, which primarily relates to the $3.4 million settlement in our securities class action litigation; offset by $7.2 million in non-cash depreciation and amortization expense; $18.4 million of a non-cash impairment loss on intangibles; and $2.1 million of non-cash stock-based compensation expense.

Investing Activities

Cash provided by investing activities during the nine months ended September 30, 2008 totaled $12.8 million and was primarily attributable to our net change in investments of $16.2 million in ARPS and purchases of $2.9 million of property and equipment.

Financing Activities

Cash used in financing activities during the nine months ended September 30, 2008 totaled $1.0 million and was primarily due to repayments made on notes payable.

Funding Requirements

We had working capital of $36.1 million as of September 30, 2008, which was primarily due to the cash generated from our initial public offering. The historical seasonality in our business during the first and fourth calendar quarters of each year cause cash and cash equivalents, inventory and accounts payable to be generally higher in these quarters, resulting in seasonal fluctuations in our working capital. We anticipate that funds generated from operations, and cash on hand will be sufficient to meet our working capital needs and expected capital expenditures for at least the next twelve months. Our future capital requirements may, however, vary materially from those now planned or anticipated. Changes in our operating plans, lower than anticipated net sales, increased expenses or other events, including those described in “Risk Factors,” may cause us to seek additional debt or equity financings in the future. Financing may not be available on acceptable terms, on a timely basis, or at all, and our failure to raise adequate capital when needed could negatively impact our growth plans and our financial condition and results of operations. In addition, our $6.4 million of ARPS investments as of September 30, 2008 were classified as long-term investments as a result of failed auctions and liquidity issues and we may not have access to those funds.

We are currently planning on opening a new distribution center on the east coast which would result in a significant capital investment. We expect to incur approximately $2.0 million in facility start-up costs which includes a new warehouse technology platform and up to an additional $3.0 million in inventory.  We are also accelerating our technology investments in an effort to improve our websites, operating systems and backend platforms.  We anticipate these decisions will increase our technology costs as a percentage of sales as well as increase our capitalized software and website development costs over the next several quarters.

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

Inflation

Inflation has not had a material impact upon our operating results to date, and we do not expect it to have such an impact in the near future. We cannot assure you that our business will not be affected by inflation in the future.  We have experienced gross margin pressure from rising fuel costs, steel costs, and other component material.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We do not use financial instruments for trading purposes, and do not hold any derivative financial instruments that could expose us to significant market risk. Our primary market risk exposure with regard to financial instruments is changes in interest rates. We also have some risk related to foreign currency fluctuations.

Interest Rate Risk. All of our investments are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of high-grade ARPS. As of September 30, 2008, our long-term investments included $6.4 million of investments in ARPS, which consist of high-grade (A or AAA rated) collateralized debt obligations issued by municipal and state agencies. Our ARPS have an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of ARPS because the amount of securities submitted for sale has exceeded the amount of purchase orders for these securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.

On February 13, 2008, we were informed that there was insufficient demand at auctions for four of our high-grade ARPS, representing approximately $7.8 million. As a result, these affected securities are currently not liquid and the interest rates have been reset to the predetermined higher rates. As of September 30, 2008, we received partial redemptions at par on all four ARPS totaling $1.3 million with a remaining principal balance on our ARPS of $6.5 million.

In the event we need to access the funds that are in an illiquid state, we will not be able to do so without the possible loss of principal, until a future auction for these investments is successful or they are redeemed by the issuer. At this time, management has not obtained sufficient evidence to conclude that these investments are impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. If we are unable to sell these securities in the market or they are not redeemed, then we may be required to hold them indefinitely. We do not have a need to access these funds for operational purposes for the foreseeable future. We will continue to monitor and evaluate these investments on an ongoing basis for impairment or for a short-term to long-term reclassification. Based on our ability to access our cash and other short-term investments, our expected cash flows, and our other sources of cash, we do not anticipate that the potential illiquidity of these investments will affect our ability to execute our current business plan.  However, due to the illiquidity of the market, we have recorded $149,000 of unrealized losses on our investment portfolio as of September 30, 2008.

Pursuant to the terms of our line of credit with our principal lender, changes in the prime rate or monthly LIBOR rate could affect the rates at which we could borrow funds under our line of credit. At September 30, 2008, we had no outstanding borrowings under our line of credit with this lender.

Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. dollars and a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. Dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. Dollar weakens year-over-year relative to currencies in our international locations, our consolidated net sales, gross profit, and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. Dollar strengthens year-over-year relative to currencies in our international locations, our consolidated net sales, gross profit, and operating expenses will be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, we believe that a fluctuation of 10% in the Peso/U.S. Dollar exchange rate would have approximately a $600,000 impact on our operating expenses for the nine months ended September 30, 2008.  Our Canadian website sales are denominated in Canadian Dollars; however, fluctuations in exchange rates from these operations would have only a nominal impact on our operating results.  We also believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation required by the Securities Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act.

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

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter, no change in our internal control over financial reporting has occurred that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

However, to address the identified material weakness, we are in the process of implementing remediation plans, including the following:

•	We hired several key accounting and SOX professionals during the nine months ended September 30, 2008.

•	We hired additional information technology management who are documenting and testing our information technology general controls.

•	We are completing our documentation of policies and procedures, and are in the process of testing our key controls.

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

As part of our growth strategy, we expect that we will selectively pursue acquisitions of businesses, technologies or services in order to expand our capabilities, enter new markets or increase our market share. Integrating any newly acquired businesses’ websites, technologies or services is likely to be expensive and time consuming. For example, our acquisition of Partsbin has resulted in significant costs, including a material impairment charge, and a number of challenges, including retaining employees of the acquired company, integrating our order processing and credit processing, integrating our product pricing strategy, and integrating the diverse technologies and differing e-commerce platforms and accounting systems used by each company. If we are unable to successfully complete the integration of acquisitions, we may not realize the synergies from such acquisition, and our business and results of operations could suffer. To finance any future acquisitions, it may also be necessary for us to raise additional capital through public or private financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. Future acquisitions by us could also result in large and immediate write-offs, assumption of debt and unforeseen liabilities and significant adverse accounting charges, any of which could substantially harm our business, financial condition and results of operations.

Our integration of Partsbin has been time consuming and expensive, and may continue to negatively impact our business.

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

The integration of Partsbin has, and may continue to, involve the consolidation of diverse business cultures and technology infrastructures, require substantial time and expenses, and distract management from other business matters. In early 2007, we discovered some integration issues related to the Partsbin acquisition that were largely related to lower than expected order fill rates from drop-ship vendors in the fourth quarter of 2006 and lower pricing levels on our performance parts and accessories product category in the first quarter of 2007, which negatively impacted our gross margins during 2007. In addition, this acquisition included significant intangible assets that are subject to periodic impairment testing which in the second quarter of 2008 resulted in an impairment charge in the amount of the total intangible asset related to the acquisition. We cannot assure you that we will be able to adequately address these or other integration issues related to this acquisition.

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

We maintain business operations in the United States and the Philippines and an outsourced call center in India. These international operations include development and maintenance of our websites, Internet marketing personnel, and sales and customer support services. We also operate a Canadian subsidiary to facilitate sales in Canada. We are subject to a number of risks and challenges that specifically relate to our international operations. Our international operations may not be successful if we are unable to meet and overcome these challenges, which could limit the growth of our business and may have an adverse effect on our business and operating results. These risks and challenges include:

•	difficulties and costs of staffing and managing foreign operations;
•	restrictions imposed by local labor practices and laws on our business and operations;
•	exposure to different business practices and legal standards;
•	unexpected changes in regulatory requirements;
•	the imposition of government controls and restrictions;
•	political, social and economic instability and the risk of war, terrorist activities or other international incidents;
•	the failure of telecommunications and connectivity infrastructure;
•	natural disasters and public health emergencies;
•	potentially adverse tax consequences;
•	the failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property; and
•	fluctuations in foreign currency exchange rates and relative weakness in the U.S. dollar.

We are dependent upon relationships with suppliers in Taiwan, China and the United States for the vast majority of our products.

We acquire substantially all of our products from manufacturers and distributors located in Taiwan, China and the United States. Our top ten suppliers represented approximately 60.6% of our total product purchases during the nine months ended September 30, 2008. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. We continue to enter into supply agreements with our U.S. based suppliers and our primary drop-ship vendors. In addition, our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. In addition, the increasing consolidation among auto parts suppliers may disrupt or end our relationship with some suppliers, result in product shortages and/or could lead to less competition and, consequently, higher prices.

In addition, because many of our suppliers are outside of the United States, additional factors could interrupt our relationships or affect our ability to acquire the necessary products on acceptable terms, including:

•	political, social and economic instability and the risk of war or other international incidents in Asia or abroad;
•	fluctuations in foreign currency exchange rates that may increase our cost of products;
•	tariffs and protectionist laws and business practices that favor local businesses;
•	difficulties in complying with import and export laws, regulatory requirements and restrictions; and
•	natural disasters and public health emergencies.

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

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on our distributors to manage inventory, process orders and distribute those products to our customers in a timely manner. For the nine months ended September 30, 2008, our product purchases from a single supplier represented 14.7% or more of our total product purchases. If we do not maintain our existing relationships with our distributors on acceptable commercial terms, we will need to obtain other suppliers and may not be able to continue to offer a broad selection of merchandise at competitive prices, and our sales may decrease.

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

If commodity prices such as fuel, plastic and steel continue to increase, our margins may shrink.

Our third party delivery services have increased fuel surcharges that have negatively impacted our margins, as we have been unable to pass all of these costs directly to consumers. Increasing prices in the component materials for the parts we sell may impact the availability, the quality and the price of our products, as suppliers search for alternatives to existing materials and as they increase the prices they charge. We cannot ensure that we can recover all the increased costs through price increases, our suppliers may not continue to provide the consistent quality of product as they may substitute lower cost materials to maintain pricing levels, all of which may have a negative impact on our business and results of operations.

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

In recent years, we have experienced rapid growth that has placed, and may continue to place, pressures on our operational and financial infrastructure. Our workforce has increased from 114 employees as of December 31, 2003 to 824 employees as of September 30, 2008. Our net sales have increased from $31.7 million in 2003 to $161.0 million in 2007. Our recent expansion and planned growth have placed, and are expected to continue to place, a strain on our infrastructure, operations and managerial resources. We intend to further increase the size of our operations, and we expect our operating expenses to increase, as we, among other things:

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

Challenges by Original Equipment Manufacturers (“OEMs”) to the validity of the aftermarket auto parts industry and claims of intellectual property infringement could adversely affect our business and the viability of the aftermarket auto parts industry.

          Original equipment manufacturers have attempted to use claims of intellectual property infringement against manufacturers and distributors of aftermarket products to restrict or eliminate the sale of aftermarket products that are the subject of the claims. The OEM’s have brought such claims in federal court and with the United States International Trade Commission. We have received in the past, and we anticipate we may in the future receive, communications alleging that certain products we sell infringe the patents, copyrights, trademarks and trade names or other intellectual property rights of OEM’s or other third parties.  For instance, in December 2005, Ford Global Technologies, LLC initiated a complaint with the International Trade Commission against six companies, including us, alleging that certain aftermarket parts imported into the United States infringed on 14 design patents held by Ford Global. Ford also sought a permanent order directing us and the other respondents to cease and desist from, among other things, selling, marketing, advertising, distributing and offering for sale imported auto parts that infringe the design patents. In December 2006, an administrative law judge of the International Trade Commission preliminarily ruled that seven of the Ford Global design patents were valid and that the importation of automotive parts covered by these seven patents violated Section 337 of the Tariff Act of 1930. The International Trade Commission affirmed the ruling of the administrative law judge and issued an order prohibiting further importation of automotive parts covered by the patents. The parties to the action have appealed the decision to the United States Circuit Court of Appeals for the Federal Circuit. On October 17, 2008, the parties finished briefing the appeal.  The federal circuit will likely hear oral arguments from the parties during the first half of 2009.

          The United States Patent and Trademark Office records indicate that OEMs are seeking and obtaining more design patents then they have in the past. To the extent that the OEMs are successful with intellectual property infringement claims, we could be restricted or prohibited from selling certain aftermarket products which could have an adverse effect on our business. Future infringement claims could also result in increased costs of doing business arising from increased legal expenses, adverse judgments or settlements or changes to our business practices required to settle such claims or satisfy any judgments. Litigation could result in interpretations of the law that require us to change our business practices or otherwise increase our costs and harm our business. We do not maintain insurance coverage to cover the types of claims that could be asserted. If a successful claim were brought against us, it could expose us to significant liability.

 If we are unable to protect our intellectual property rights, our reputation and brand could be impaired and we could lose customers.

We regard our trademarks, trade secrets and similar intellectual property as important to our success. We rely on trademark and copyright law, and trade secret protection, and confidentiality and/or license agreements with employees, customers, partners and others to protect our proprietary rights. We cannot be certain that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, third parties may infringe or misappropriate our proprietary rights, and we could be required to incur significant expenses to preserve them. We have common law trademarks, as well as pending federal trademark registrations for several marks and one registered mark. Even if we obtain approval of such pending registrations, the resulting registrations may not adequately cover our inventions or protect us against infringement by others. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services may be made available online. We also currently own or control a number of Internet domain names, including www.usautoparts.net, www.partstrain.com and www.autopartswarehouse.com, and have invested time and money in the purchase of domain names and other intellectual property, which may be impaired if we cannot protect such intellectual property. We may be unable to protect these domain names or acquire or maintain relevant domain names in the United States and in other countries. If we are not able to protect our trademarks, domain names or other intellectual property, we may experience difficulties in achieving and maintaining brand recognition and customer loyalty.

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

Since the completion of our initial public offering in February 2007, the trading price of our common stock has been volatile, declining from a high of $12.61 per share to a low per share of $1.40. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. In March 2007, we and certain of our officers, directors and the underwriters for our initial public offering were served with two putative class action complaints alleging violations of federal securities law in connection with our initial public offering. These complaints were subsequently consolidated. In January 2008, the parties to the litigation reached an agreement to settle in principle, subject to confirmatory discovery, finalization of settlement document and Court approval. If the settlement is not consummated, the litigation would continue. In October 2008, final court approval was obtained but is still subject to appeal.  Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of the litigation if it were to continue. An unfavorable result could have a material adverse effect on our financial condition and results of operation.

We do not intend to pay dividends on our common stock.

We currently intend to retain any future earnings and do not expect to pay any cash dividends on our capital stock for the foreseeable future.

Our executive officers and directors own a significant percentage of our stock.

As of September 30, 2008, our executive officers and directors and entities that are affiliated with them beneficially owned approximately 56.9% of our outstanding shares of common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval including the election of our entire board of directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.

Our future operating results may fluctuate and may fail to meet market expectations, which could adversely affect the market price of our common stock.

We expect that our revenue and operating results will continue to fluctuate from quarter to quarter due to various factors, many of which are beyond our control. If our quarterly revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could significantly decline. In March 2007, our stock price decreased by approximately 45% following our announcement that our financial results for the quarter ended December 31, 2006 did not meet analysts’ expectations. Since our initial public offering in February 2007, the sales price per share of our common stock has fluctuated between a high of $12.61 and a low of $1.40. The factors that could cause our operating results to continue to fluctuate include, but are not limited to:
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

We and certain of our officers, directors and underwriters were served with two complaints associated with class action lawsuits alleging violations of federal securities law in connection with our initial public offering. In January 2008, we and the lead plaintiff’s counsel reached a non-binding proposed settlement agreement under a memorandum of understanding (“MOU”), which outlines the general terms to be included in the binding agreement. We entered into a settlement agreement in this regard in May 2008, and the court approved the settlement in October 2008. A settlement payment of $10.0 million will be paid to the lead plaintiff’s counsel within thirty days of a court-approved settlement. We funded the settlement consideration in July 2008 to an escrow account  which will be disbursed after the 30-day appeal period has expired.  We cannot assure you that an appeal will not be filed, and therefore we could be subject to incur additional significant costs and/or result in the further diversion of the attention of management and other key employees.

We will incur increased costs and compliance risks as a result of being a public company.

We completed our initial public offering in February 2007. As a public company, we have and expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company. These expenses are associated with our public company reporting requirements and certain corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and the new rules implemented by the SEC and the NASDAQ Stock Market. Compliance with these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, has increased, and is expected to continue to substantially increase our legal and financial compliance costs and will likely require us to hire additional personnel and/or consultants. Like many smaller public companies, we expect to face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The process of strengthening our internal control and complying with Section 404 has been and is expected to continue to be expensive and time consuming, and has and is expected to continue to require significant time and attention from our management team. We continue to evaluate and monitor developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

Negative conditions in the global credit markets may impair the liquidity of a portion of our investments portfolio, and adversely affect our results of operations and access to financing.

Our investment securities consist of high-grade ARPS. As of September 30, 2008, our long-term marketable securities were comprised of $6.5 million of high-grade (AAA rated) ARPS issued primarily by close end funds that primarily hold debt obligations from municipalities. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of ARPS. In response to the credit situation, on February 8, 2008, we instructed our investment advisor to liquidate all our investments in close end funds and move these funds into money market investments. On February 13, 2008, we were informed that there was insufficient demand at auction for our remaining four high-grade ARPS, representing approximately $7.8 million. As a result, these affected securities currently are not liquid, and have been reclassified as long-term investments.  As of September 30, 2008, $1.3 million of its investments in ARPS were redeemed.  We do not know when we will have access to the capital in these remaining investments. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal or until a future auction on these investments is successful, the securities are redeemed by the issuer or a secondary market emerges. If we cannot readily access these funds, we may be required to borrow funds or issue additional debt or equity securities to meet our capital requirements. At this time, management has concluded that these remaining investments are impaired and has recorded an impairment charge to other comprehensive income totaling $149,000.  Management is not sure that these investments will not be settled in the short term, although the market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an additional impairment charge.

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

We sell aftermarket auto parts consisting of body and engine parts used for repair and maintenance, performance parts used to enhance performance or improve aesthetics and accessories that increase functionality or enhance a vehicle’s features. Demand for our products may be adversely affected by general economic conditions. In declining economies, consumers often defer regular vehicle maintenance and may forego purchases of nonessential performance and accessories products, which can result in a decrease in demand for auto parts in general. In expanding economies, consumers may be more likely to purchase new vehicles instead of repairing existing vehicles or they may be less price sensitive, leading to an increase in OEM parts sales at dealerships, either of which could also result in a decline in our sales. If such decreases in demand for our products are not offset by other factors, such as the deferral of new car purchases in declining economies, which may result in more required repairs for older vehicles, or the purchase of performance parts and accessories in expanding economies, our financial condition and results of operations would suffer.  In addition, during economic downturns some competitors may become more aggressive in their pricing practices, which would adversely impact our gross margin and could cause large fluctuations in our stock price.

Vehicle miles driven may decrease, resulting in a decline of our revenues and negatively affecting our results of operations.

We and our industry depend on the number of vehicle miles driven. Factors that may cause the number of vehicle miles and our revenues and our results of operations to decrease include; the economy, as described above; gas prices, as increases in gas prices may deter consumers from using their vehicles; and travel patterns, as changes in travel patterns may cause consumers to rely more heavily on train and airplane transportation.

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

 Sales of Unregistered Securities

None.

Use of Proceeds from Sales of Registered Securities

On February 14, 2007, we completed the initial public offering of our common stock, pursuant to which we sold 8,000,000 shares of our common stock and the selling stockholders sold an aggregate of 3,500,000 shares of our common stock (which included 1,500,000 shares sold by the selling stockholders pursuant to the exercise of the underwriters’ over-allotment option) at the initial public offering price of $10.00 per share. The shares of common stock sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (File. No. 333-138379) that was declared effective by the SEC on February 8, 2007. RBC Capital Markets Corporation, Thomas Weisel Partners LLC, Piper Jaffray & Co., and JMP Securities LLC were the co-managing underwriters for the offering.

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

Approximately $28.0 million of the net proceeds from the offering was used to repay our outstanding indebtedness under two term loans for approximately $18.0 million and $10.0 million, payable to our commercial lender. In addition, $5.0 million of the net proceeds from the offering has been paid on the notes payable to the former stockholders of Partsbin. Except for the payment of such debt, none of the net proceeds from the offering were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliate, other than in the form of wages or salaries and bonuses paid out in the ordinary course of business. In July 2008, the Company used $3.4 million to pay litigation settlement costs related to the stockholder class action lawsuit.  See Note 5 of Notes to the Unaudited Condensed Consolidated Financial Statements in Part I of this report.  The remaining net proceeds from the offering have been invested in investment-grade securities and cash equivalents. We will retain broad discretion over the use of the net proceeds received from our initial public offering. The amount and timing of our actual expenditures may vary significantly depending on a number of factors, including, but not limited to, the growth of our sales and customer base, the type of efforts we make to build our brand, and investments in our business.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a)	Exhibits

        The following exhibits are filed herewith.

Exhibit No.	Description

10.1	Stipulation of settlement in the matter entitled: In re U.S. Auto Parts Network, Inc. Securities Litigation, Case No. CV 07-2030-GW (JC)

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2008	U.S. AUTO PARTS NETWORK, INC.
(Registrant)

	By	/s/ SHANE EVANGELIST
Shane Evangelist
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ MICHAEL J. McCLANE
Michael J. McClane
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Stipulation of settlement in the matter entitled: In re U.S. Auto Parts Network, Inc. Securities Litigation, Case No. CV 07-2030-GW (JC)

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002