Form 10-K
period 2008-12-31
U.S. Auto Parts Network, Inc.
filed 2009-03-26
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Registrant’s Telephone Number, Including Area Code: (310) 735-0553

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $46,208,942 (based on the closing sales price of the registrant’s common stock on that date). For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 16, 2009, there were 29,846,757 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

U.S. AUTO PARTS NETWORK, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Unless the context requires otherwise, as used in this report, the terms “U.S. Auto Parts,” the “Company,” “we,” “us” and “our” refer to U.S. Auto Parts Network, Inc. and its subsidiaries, and the term “Partsbin” refers to All OEM Parts, Inc., ThePartsBin.com, Inc. and their affiliated companies, which we acquired and merged into our wholly owned subsidiary, Partsbin, Inc, in May 2006.

U.S. Auto Parts®, U.S. Auto Parts Network™, PartsTrain®, Partsbin™, Kool-Vue™ and Auto-Vend™ are our United States trademarks. All other trademarks and trade names appearing in this report are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements included in this report, other than statements or characterizations of historical or current fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. Any forward-looking statements included herein are based on management’s beliefs and assumptions and on information currently available to management. We have attempted to identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” “will likely continue,” “will likely result” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding future events, our future operating and financial results, financial expectations, expected growth and strategies, current business indicators, capital needs, capital deployment, liquidity, contracts, litigation, product offerings, customers, acquisitions, competition and the status of our facilities. Forward-looking statements, no matter where they occur in this document or in other statements attributable to the Company involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Part I, Item 1A of this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1.	BUSINESS

Overview

We are one of the largest online providers of aftermarket auto parts, including body parts, engine parts, and performance parts and accessories. We principally sell our products, identified as stock keeping units (“SKUs”), to individual consumers through our network of websites and online marketplaces. Our user-friendly websites provide customers with a comprehensive selection of approximately 700,000 SKUs with detailed product descriptions and photographs. We have developed a proprietary product database that maps our SKUs to product applications based on vehicle makes, models and years.

Our online sales channel and relationships with suppliers enable us to eliminate several intermediaries in the traditional auto parts supply chain and offer a broad selection of SKUs. Additionally, as an online retailer, we believe greater economies of scale can be achieved online than in brick and mortar stores.

We were incorporated in 1995 as a distributor of aftermarket auto parts and launched our first website in 2000. Since then, we have continued to expand our online operations, increasing the number of SKUs sold through our e-commerce network, adding additional websites, improving our Internet marketing proficiency, and commencing sales on online marketplaces. In October 2008, we acquired AutoMD.com for the purpose of developing content and a user community to educate consumers on maintenance and service of their vehicles. Our flagship websites are located at www.autopartswarehouse.com and www.partstrain.com, and our corporate website is located at www.usautoparts.net.

Our Products

We offer a broad selection of aftermarket auto parts. We frequently refine our product offering by introducing new merchandise lines and updating the existing product selection to offer a more complete and relevant product line and to remove low-selling or obsolete SKUs. We broadly classify our products into three categories: body parts, engine parts, and performance parts and accessories.

Body Parts. The body parts category is primarily comprised of parts for the exterior of an automobile. Our parts in this category are typically replacement parts for original body parts that have been damaged as a result of a collision or through general wear and tear. The majority of these products are sold through our websites. In addition, we sell an extensive line of mirror products, including our own private-label brand called Kool-Vue™, which are marketed and sold as aftermarket replacement parts and as upgrades to existing parts.

Engine/Hard Parts. The engine parts category is comprised of engine components and other mechanical and electrical parts, which are often referred to as hard parts. These parts serve as replacement parts for existing engine parts and are generally used by professionals and do-it-yourselfers for engine and mechanical maintenance and repair.

Performance Parts and Accessories. We offer performance versions of many parts sold in each of the above categories. Performance parts and accessories generally consist of parts that enhance the performance of the automobile, upgrade existing functionality of a specific part or improve the physical appearance or comfort of the automobile.

Our Sales Channels

Our sales channels include the online channel and the offline channel.

Online Sales Channel. Our online sales channel consists of our e-commerce channel and online marketplaces. Our e-commerce channel includes a network of e-commerce websites, supported by our call-center sales agents. Our e-commerce channel generated approximately 1.2 million orders for the year ended December 31, 2008. We also sell our products through online marketplaces, which provide us with access to additional consumer segments. The majority of our online sales are to individual consumers.

Offline Sales Channel. We sell and deliver to collision repair shops throughout Southern California via our offline sales channel. We also market our Kool-Vue™ products nationwide to auto parts wholesale distributors.

Our Fulfillment Operations

We fulfill customer orders using two primary methods: (i) stock-and-ship, where we take physical delivery of merchandise and store it in one of our distribution centers until it is shipped to a customer, and (ii) drop-ship, where merchandise is shipped directly to customers from our suppliers. We believe that the flexibility of fulfilling orders using two different fulfillment methods allows us to offer a broader product selection, helps optimize product inventory and enhances our overall business profitability.

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

Stock-and-Ship Fulfillment. Our stock-and-ship products are sourced primarily from manufacturers and other suppliers located in Asia and in the U.S. and are stored in one of our distribution centers in Carson, California, Clarksville, Tennessee, and Chesapeake, Virginia. All products received into our distribution centers are entered into our inventory management systems, allowing us to closely monitor inventory availability. We consider a number of factors in determining which items to stock in our distribution centers, including which products can be purchased at a meaningful discount to domestic prices for similar items, which products have historically sold in high volumes, and which products may be out of stock when we attempt to fulfill via drop-ship.

Drop-Ship Fulfillment. We have developed relationships with several U.S.-based automobile parts distributors that operate their own distribution centers and will deliver products directly to our customers. We have internally developed a proprietary distributor selection system, Auto-Vend™, which allows us to electronically select multiple vendors for a given order. Auto-Vend™ will attempt to first direct an order to one of our warehouses. If the product is not in stock, the Auto-Vend™ will process the order to the next appropriate vendor based on contractual agreements and then service level history.

Suppliers

We source our products from foreign manufacturers and importers located in Taiwan and China, and from U.S. manufacturers and distributors. We typically order stock-and-ship products from our Asian manufacturers and importers, and utilize our U.S. based manufacturers and distributors for our drop-ship orders. We generally place large-volume orders with these suppliers and, as a result, may receive volume discounts on certain ordered products. Our domestic suppliers offer direct-to-customer shipping, allowing us to save on fulfillment costs and offer a broader selection of products. We have developed application programming interfaces with several of these suppliers that allow us to electronically transmit orders and check inventory availability. We are a significant customer for many of our drop-ship vendors and have long standing relationships and contracts with many of these suppliers.

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

International Operations

We have established offshore operations in the Philippines. Our offshore operations allow us to access a workforce with the necessary technical skills at a significantly lower cost than comparably experienced U.S.-based professionals. Our offshore operations are responsible for a majority of our website development, database management, customer service, phone sales, catalog management, and search engine marketing technologies.

In addition to our operations in the Philippines, we also have a Canadian subsidiary to facilitate sales of our products in Canada.

Competition

The auto parts industry is competitive and highly fragmented, with products distributed through multi-tiered and overlapping channels. We compete with both online and offline retailers who offer original equipment manufacturer (“OEM”) and aftermarket parts to either the do-it-yourself (“DIY”) or do-it-for-me (“DIFM”) customer segments. Current or potential competitors include the following:

•	national auto parts retailers such as Advance Auto Parts, AutoZone, Napa Auto Parts, CarQuest, O’Reilly Automotive and Pep Boys;

•	large online marketplaces such as Amazon.com and sellers on eBay;

•	other online retailers;

•	local independent retailers or niche auto parts retailers; and

•	wholesale auto parts distributors such as LKQ Corporation.

We believe the principal competitive factors in our market are helping customers easily find their parts, educating consumers on the service and maintenance of their vehicles, maintaining a proprietary product catalog that maps individual parts to relevant vehicle applications, broad product selection and availability, price, knowledgeable customer service, and rapid order fulfillment and delivery. We believe we compete favorably on the basis of these factors. However, some of our competitors may be larger, have stronger brand recognition or may have access to greater financial, technical and marketing resources or have been operating longer than we have.

Government Regulation

We are subject to federal and state consumer protection laws, including laws protecting the privacy of customer non-public information and the handling of customer complaints and regulations prohibiting unfair and deceptive trade practices. The growth and demand for online commerce has and may continue to result in more stringent consumer protection laws that impose additional compliance burdens on online companies. These laws may cover issues such as user privacy, spyware and the tracking of consumer activities, marketing e-mails and communications, other advertising and promotional practices, money transfers, pricing, content and quality of products and services, taxation, electronic contracts and other communications and information security. In addition, since 1998, most states have passed laws that prohibit or limit the use of aftermarket auto parts in collision repair work and/or require enhanced disclosure or vehicle owner consent before using aftermarket auto parts in such repair work and additional legislation of this kind may be introduced in the future.

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

Environmental

We are subject to environmental regulation as it affects certain of the products we sell. For instance, California currently only allows catalytic converters approved by the state to be sold within the state. There has been an indication that thirteen other states may be pursuing the enactment of similar regulations. In addition, if we expanded our product lines, we may be subject to additional environmental regulation.

Employees

As of December 31, 2008, we had 217 employees in the United States and 583 employees in the Philippines for a total of 800 employees. None of our employees are represented by a labor union, and we have never experienced a work stoppage.

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

Risks Related To Our Business

Purchasers of aftermarket auto parts may not choose to shop online, which would prevent us from acquiring new customers who are necessary for the growth of our business.

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

As part of our growth strategy, we expect that we will selectively pursue acquisitions of businesses, technologies or services in order to expand our capabilities, enter new markets or increase our market share. Integrating any newly acquired businesses’ websites, technologies or services is likely to be expensive and time consuming. For example, our acquisition of Partsbin resulted in significant costs, including a material impairment charge, a write-down of goodwill associated with the acquisition, and a number of challenges, including retaining employees of the acquired company, integrating our order processing and credit processing, integrating our product pricing strategy, and integrating the diverse technologies and differing e-commerce platforms and accounting systems used by each company. If we are unable to successfully complete the integration of acquisitions, we may not realize the synergies from such acquisition, and our business and results of operations could suffer. To finance any future acquisitions, it may also be necessary for us to raise additional capital through public or private financings or to obtain bank financing. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. Future acquisitions by us could also result in large and immediate write-offs, assumption of debt and unforeseen liabilities and significant adverse accounting charges, any of which could substantially harm our business, financial condition and results of operations.

If we are unable to manage the challenges associated with our international operations, the growth of our business could be limited and our business could suffer.

We maintain business operations in the United States and the Philippines. These international operations include development and maintenance of our websites, Internet marketing personnel, and sales and customer support services. We also operate a Canadian subsidiary to facilitate sales in Canada. We are subject to a number of risks and challenges that specifically relate to our international operations. Our international operations may not be successful if we are unable to meet and overcome these challenges, which could limit the growth of our business and may have an adverse effect on our business and operating results. These risks and challenges include:

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

We acquire substantially all of our products from manufacturers and distributors located in Taiwan, China and the United States. Our top ten suppliers represented approximately 60.2% of our total product purchases during the twelve months ended December 31, 2008. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. We continue to enter into supply agreements with our U.S. based suppliers and our primary drop-ship vendors. In addition, our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. In addition, the increasing consolidation among auto parts suppliers may disrupt or end our relationship with some suppliers, result in product shortages and/or could lead to less competition and, consequently, higher prices.

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

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on our distributors to manage inventory, process orders and distribute those products to our customers in a timely manner. For the twelve months ended December 31, 2008, our product purchases from a single supplier represented 14.6% or more of our total product purchases. If we do not maintain our existing relationships with our distributors on acceptable commercial terms, we will need to obtain other suppliers and may not be able to continue to offer a broad selection of merchandise at competitive prices, and our sales may decrease.

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

Our distribution centers are susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failures, terrorist attacks, acts of war, break-ins, earthquakes and similar events. We do not currently maintain back-up power systems at our fulfillment centers. We do not presently have a formal disaster recovery plan and our business interruption insurance may be insufficient to compensate us for losses that may occur in the event operations at our fulfillment center are interrupted. Any interruptions in our fulfillment operations for any significant period of time, including interruptions resulting from the expansion of our existing facilities or the transfer of operations to a new facility, could damage our reputation and brand and substantially harm our business and results of operations and alternate arrangements may increase the cost of fulfillment. In addition, if we do not successfully expand our fulfillment capabilities in response to increases in demand, we may not be able to substantially increase our net sales.

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

The auto parts industry is competitive and highly fragmented, with products distributed through multi-tiered and overlapping channels. We compete with both online and offline retailers who offer OEM and aftermarket auto parts to either the do-it-yourself or do-it-for-me customer segments. Current or potential competitors include the following:

•	national auto parts retailers such as Advance Auto Parts, AutoZone, CSK Auto, Napa Auto Parts, CarQuest, O’Reilly Automotive and Pep Boys;

•	large online marketplaces such as Amazon.com and eBay;

•	online competitors;

•	local independent retailers or niche auto parts online retailers; and

•	wholesale auto parts distributors such as LKQ Corporation.

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

Original equipment manufacturers have attempted to use claims of intellectual property infringement against manufacturers and distributors of aftermarket products to restrict or eliminate the sale of aftermarket products that are the subject of the claims. The OEM’s have brought such claims in federal court and with the United States International Trade Commission. We have received in the past, and we anticipate we may in the future receive, communications alleging that certain products we sell infringe the patents, copyrights, trademarks and trade names or other intellectual property rights of OEM’s or other third parties. For instance, in December 2005, Ford Global Technologies, LLC initiated a complaint with the International Trade Commission against six companies, including us, alleging that certain aftermarket parts imported into the United States infringed on 14 design patents held by Ford Global. Ford also sought a permanent order directing us and the other respondents to cease and desist from, among other things, selling, marketing, advertising, distributing and offering for sale imported auto parts that infringe the design patents. In December 2006, an administrative law judge of the International Trade Commission preliminarily ruled that seven of the Ford Global design patents were valid and that the importation of automotive parts covered by these seven patents violated Section 337 of the Tariff Act of 1930. The International Trade Commission affirmed the ruling of the administrative law judge and issued an order prohibiting further importation of automotive parts covered by the patents. The parties to the action have appealed the decision to the United States Circuit Court of Appeals for the Federal Circuit. On October 17, 2008, the parties finished briefing the appeal. The federal circuit heard oral arguments from the parties in February 2009, and the parties await the court’s ruling. Ford Global initiated a second complaint alleging patent infringement on an additional three design patents held by Ford Global, and we have submitted a consent order to the Administrative Law Judge that agrees that we will not import parts that were alleged to infringe on the seven patents.

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

We regard our trademarks, trade secrets and similar intellectual property as important to our success. We rely on trademark and copyright law, and trade secret protection, and confidentiality and/or license agreements with employees, customers, partners and others to protect our proprietary rights. We cannot be certain that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, our proprietary rights may be infringed or misappropriated, and we could be required to incur significant expenses to defend them. We have registered and common law trademarks, as well as pending federal trademark registrations for several marks. Even if we obtain approval of such pending registrations, the resulting registrations may not adequately cover our inventions or protect us against infringement by others. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services may be made available online. We also currently own or control a number of Internet domain names, including www.usautoparts.net, www.autopartswarehouse.com, and www.partstrain.com and have invested time and money in the purchase of domain names and other intellectual property, which may be impaired if we cannot protect such intellectual property. We may be unable to protect these domain names or acquire or maintain relevant domain names in the United States and in other countries. If we are not able to protect our trademarks, domain names or other intellectual property, we may experience difficulties in achieving and maintaining brand recognition and customer loyalty.

If our product catalog database is stolen, misappropriated or damaged, or if a competitor is able to create a substantially similar catalog without infringing our rights, then we may lose an important competitive advantage.

We have invested significant resources and time to build and maintain our product catalog, which is maintained in the form of an electronic database, and maps SKUs to relevant product applications based on vehicle makes, models and years. We believe that our product catalog provides us with an important competitive advantage in both driving traffic to our websites and converting that traffic to revenue by enabling customers to quickly locate the products they require. We cannot assure you that we will be able to protect our product catalog from unauthorized copying or theft or that our product catalog will continue to operate adequately, without any technological challenges. In addition, it is possible that a competitor could develop a catalog or database that is similar to or more comprehensive than ours, without infringing our rights. In the event our product catalog is damaged or is stolen, copied or otherwise replicated to compete with us, whether lawfully or not, we may lose an important competitive advantage and our business could be harmed.

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

The automotive industry in general has been subject to a large number of product liability claims due to the nature of personal injuries that result from car accidents or malfunctions. As a distributor of auto parts, including parts obtained overseas, we could be held liable for the injury or damage caused if the products we sell are defective or malfunction. While we carry insurance against product liability claims, if the damages in any given action were high or we were subject to multiple lawsuits, the damages and costs could exceed the limits of our insurance coverage. If we were required to pay substantial damages as a result of these lawsuits, it may seriously harm our business and financial condition. Even defending against unsuccessful claims could cause us to incur significant expenses and result in a diversion of management’s attention. In addition, even if the money damages themselves did not cause substantial harm to our business, the damage to our reputation and the brands offered on our websites could adversely affect our future reputation and our brand, and could result in a decline in our net sales and profitability.

We rely on key personnel and may need additional personnel for the success and growth of our business.

Our business is largely dependent on the personal efforts and abilities of highly skilled executive technical, managerial, merchandising, marketing and call center personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. The loss of any key employee or our inability to attract or retain other qualified employees could harm our business and results of operations.

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

Since the completion of our initial public offering in February 2007, the trading price of our common stock has been volatile, declining from a high of $12.61 per share to a low per share of $1.00. We have also experienced significant fluctuations in the trading volume of our common stock. In March 2007, we and certain of our officers, directors and the underwriters for our initial public offering were served with two putative class action complaints alleging violations of federal securities law in connection with our initial public offering. These complaints were subsequently consolidated. In October 2008, final court approval was obtained for a settlement agreement reached by the parties. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of the litigation if it were to continue. An unfavorable result could have a material adverse effect on our financial condition and results of operation.

Our executive officers and directors own a significant percentage of our stock.

As of December 31, 2008, our executive officers and directors and entities that are affiliated with them beneficially owned in the aggregate approximately 67.0% of our outstanding shares of common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval including the election of our entire Board of Directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.

Our future operating results may fluctuate, which could adversely affect the market price of our common stock.

We expect that our revenue and operating results will continue to fluctuate from quarter to quarter due to various factors, many of which are beyond our control. If our quarterly revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could significantly decline. The factors that could cause our operating results to continue to fluctuate include, but are not limited to:

•	fluctuations in the demand for aftermarket auto parts;

•	price competition on the Internet or among offline retailers for auto parts;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	our ability to maintain and expand our supplier and distribution relationships;

•	the effects of seasonality on the demand for our products;

•	our ability to accurately forecast demand for our products, price our products at market rates and maintain appropriate inventory levels;

•	our ability to build and maintain customer loyalty;

•	infringement actions that could impact the viability of the auto parts aftermarket, or portions thereof;

•	the success of our brand-building and marketing campaigns;

•	our ability to accurately project our future revenues, earnings, and results of operations;

•	government regulations related to use of the Internet for commerce, including the application of existing tax regulations to Internet commerce and changes in tax regulations;

•	technical difficulties, system downtime or Internet brownouts;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; and

•	the impact of adverse economic conditions on retail sales, in general

If we fail to maintain an effective system of internal control over financial reporting or comply with Section 404 of the Sarbanes-Oxley Act of 2002, we may not be able to accurately report our financial results or prevent fraud, and our stock price could decline.

While management has concluded that our internal controls over financial reporting were effective as of December 31, 2008, we have in the past, and could in the future, have a material weakness or significant deficiency in our control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

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

General Market and Industry Risk

Economic conditions have had, and may continue to have an adverse effect on the demand for aftermarket auto parts and could adversely affect our sales and operating results.

We sell aftermarket auto parts consisting of body and engine parts used for repair and maintenance, performance parts used to enhance performance or improve aesthetics and accessories that increase functionality or enhance a vehicle’s features. Demand for our products has been and may continue to be adversely affected by general economic conditions. In declining economies, consumers often defer regular vehicle maintenance and may forego purchases of nonessential performance and accessories products, which can result in a decrease in demand for auto parts in general. Consumers also defer purchases of new vehicles, which immediately impacts performance parts and accessories, which are generally purchased in the first six months of a vehicle’s lifespan. In addition, during economic downturns some competitors may become more aggressive in their pricing practices, which would adversely impact our gross margin and could cause large fluctuations in our stock price. Certain suppliers may exit the industry which may impact our ability to procure parts and may adversely impact gross margin as the remaining suppliers increase prices to take advantage of limited competition.

Vehicle miles driven have decreased and may continue to decrease, resulting in a decline in the demand for auto parts, which has negatively affected our revenues and results of operations.

We and our industry depend on the number of vehicle miles driven. Decreased miles driven reduce the number of accidents and corresponding demand for crash parts, and reduce the wear and tear on vehicles with a corresponding reduction in demand for vehicle repairs and replacement or hard parts, all of which may reduce our revenues and adversely impact our results of operations.

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

Our investment securities consist of high-grade auction rate preferred securities (“ARPS”). As of December 31, 2008, our long-term marketable securities were comprised of $6.5 million (par value) of high-grade (AAA rated) ARPS issued primarily by closed end funds that primarily hold debt obligations from municipalities. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of ARPS. In response to the credit situation, in February 2008, we instructed our investment advisor to liquidate all our investments in close end funds and move these funds into money market investments but there was insufficient demand at auction for our remaining four high-grade ARPS, representing approximately $7.8 million at that time. As a result, these affected securities currently are not liquid, and have been reclassified as long-term investments. For the period February 13, 2008 through December 31, 2008, an additional $1.3 million of our investments in ARPS were redeemed but we do not know when we will have access to the capital in these remaining investments. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal or until a future auction on these investments is successful, the securities are redeemed by the issuer or a secondary market emerges. If we cannot readily access these funds, we may be required to borrow funds or issue additional debt or equity securities to meet our capital requirements. At this time, management has concluded that these remaining investments are impaired and has recorded an impairment charge to other comprehensive income totaling $149,000. Management is not sure that these investments will not be settled in the short term, although the market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an additional impairment charge.

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

We are subject to federal and state consumer protection laws and regulations, including laws protecting the privacy of customer non-public information and regulations prohibiting unfair and deceptive trade practices, as well as laws and regulations governing businesses in general and the Internet and e-commerce and certain environmental laws. Additional laws and regulations may be adopted with respect to the Internet, the effect of which on e-commerce is uncertain. These laws may cover issues such as user privacy, spyware and the tracking of consumer activities, marketing e-mails and communications, other advertising and promotional practices, money transfers, pricing, content and quality of products and services, taxation, electronic contracts and other communications, intellectual property rights, and information security. Furthermore, it is not clear how existing laws such as those governing issues such as property ownership, sales and other taxes, trespass, data mining and collection, and personal privacy apply to the Internet and e-commerce. California has enacted legislation banning the sale of catalytic converters that do not meet California emissions regulations, and the current federal administration has indicated that 13 additional states will be allowed to enact their own legislation that mirrors California. This will impact sale of products for emissions systems to those states and may adversely impact our sales and operating results. To the extent we expand into international markets, we will be faced with complying with local laws and regulations, some of which may be materially different than U.S. laws and regulations. Any such foreign law or regulation, any new U.S. law or regulation, or the interpretation or application of existing laws and regulations to the Internet or other online services, may have a material adverse effect on our business, prospects, financial condition and results of operations by, among other things, impeding the growth of the Internet, subjecting us to fines, penalties, damages or other liabilities, requiring costly changes in our business operations and practices, and reducing customer demand for our products and services. We do not maintain insurance coverage to cover the types of claims or liabilities that could arise as a result of such regulation.

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

Our corporate headquarters and primary distribution centers are located in Carson, California in approximately 153,000 square feet of office and warehouse space. We have a 10,000 square foot distribution center in Nashville, Tennessee, and recently opened a 73,000 square foot distribution center in Chesapeake, Virginia. We lease approximately 7,000 square feet of office space in the Philippines for our employees located in that country. We lease all of our facilities under leases which expire between August 31, 2008 and December 31, 2013. For additional information regarding our obligations under property leases, see Note 12 of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth under the caption “Legal Matters” in Note 12 of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, and is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of this report.

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

Market Information

Our common stock commenced trading on the NASDAQ Global Market on February 9, 2007 under the symbol “PRTS.” Prior to such time, there was no public market for our common stock. The table below sets forth the high and low sales prices of our common stock for the periods indicated:

	High	Low
Quarter ended March 31, 2007 (commencing at our IPO on February 9, 2007)	$12.61	$5.07
Quarter ended June 30, 2007	9.62	5.34
Quarter ended September 30, 2007	9.93	7.02
Quarter ended December 31, 2007	9.36	6.75
Quarter ended March 31, 2008	3.32	3.11
Quarter ended June 30, 2008	3.65	3.58
Quarter ended September 30, 2008	2.15	2.04
Quarter ended December 31, 2008	1.65	1.32

On March 16, 2009, the last reported sale price of our common stock on the NASDAQ Global Market was $1.53 per share.

Holders

As of March 16, 2009, there were approximately 970 holders of record of our common stock. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Stock Performance Graph

The material in this section is not “soliciting material,” is not deemed “filed” with the SEC, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The following graph shows a comparison of the total cumulative returns of an investment of $100 in cash on February 9, 2007, the first trading day following our initial public offering in (i) our common stock, (ii) the S&P 500 Retail Index, (iii) Morgan Stanley Technology Index and (iv) NASDAQ Composite Index, in each case through December 31, 2008. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The graph assumes that all dividends have been reinvested (to date, we have not declared dividends).

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

Approximately $28.0 million of the net proceeds from the offering was used to repay our outstanding indebtedness under two term loans for approximately $18.0 million and $10.0 million, payable to our commercial lender. In addition, $5.0 million of the net proceeds from the offering was paid on the notes payable to the former stockholders of Partsbin. Except for the payment of such debt, none of the net proceeds from the offering were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliate, other than in the form of wages or salaries and bonuses paid out in the ordinary course of business. In March 2007, a class action lawsuit was filed alleging violations of federal securities law in connection with our initial public offering. The Company entered into a settlement agreement in this regard in May 2008. In July 2008, the Company funded the settlement consideration to an escrow account totaling $3.4 million which was court approved in October 2008 and subsequently disbursed. See Note 12 of Notes to the Consolidated Financial Statements in Part IV of this report. The remaining net proceeds from the offering have been invested in investment-grade securities and cash equivalents. We will retain broad discretion over the use of the net proceeds received from our initial public offering. The amount and timing of our actual expenditures may vary significantly depending on a number of factors, including, but not limited to, the growth of our sales and customer base, the type of efforts we make to build our brand and investments in our business.

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

	Years Ended December 31,
	2004	2005	2006 (1)	2007	2008
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Net sales	$40,658	$59,698	$120,060	$160,957	$153,424
Cost of sales	21,334	34,829	78,573	107,132	100,869

Gross profit	19,324	24,869	41,487	53,825	52,555
Operating expenses:
General and administrative (2)	3,599	7,254	9,594	18,587	18,234
Marketing	4,526	5,802	15,102	21,551	22,965
Fulfillment	2,990	4,357	4,963	7,557	9,116
Technology	776	868	1,332	1,987	3,642
Amortization of intangibles and impairment loss (3)	8	17	5,092	8,350	28,326

Total operating expenses	11,899	18,298	36,083	58,032	82,283
Income (loss) from operations	7,425	6,571	5,404	(4,207)	(29,728)
Other income (expense), net	36	85	(1,358)	1,148	1,000

Income (loss) before income taxes	7,461	6,656	4,046	(3,059)	(28,728)
Income tax provision (benefit)	328	(163)	550	538	(11,822)

Net income (loss)	$7,133	$6,819	$3,496	$(3,597)	$(16,906)

Basic net income (loss) per share	$0.54	$0.52	$0.24	$(0.13)	$(0.57)
Diluted net income (loss) per share	$0.54	$0.52	$0.17	$(0.13)	$(0.57)
Shares used in computation of basic net income (loss) per share	13,200,000	13,200,000	14,437,657	28,274,022	29,846,757
Shares used in computation of diluted net income (loss) per share	13,200,000	13,200,000	19,990,431	28,274,022	29,846,757

(1)	2006 includes the results of Partsbin, which was acquired in May 2006, and is not reflected in prior periods.

(2)	2007 includes a reserve of $4.5 million for the securities litigation settlement fee and associated expenses.

(3)	2008 includes a $23.4 million non-cash impairment charge on goodwill and intangible assets.

	December 31,
	2004	2005	2006	2007	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,130	$1,353	$2,381	$19,399	$32,473
Working capital (deficit)(1)	1,662	3,273	(11,213)	40,421	36,013
Total assets	13,111	14,484	69,910	110,056	90,430
Notes payable to stockholders	—	—	5,000	1,000	—
Long-term debt (excluding notes payable to stockholders and current portion)	83	357	20,786	48	—
Stockholders’ equity	5,960	5,239	20,612	91,643	77,522

(1)	2008 excludes $6.5 million of investments which were reclassified to long-term due to illiquidity in the market.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are one of the largest online providers of aftermarket auto parts, including body parts, engine parts, and performance parts and accessories. Our user-friendly websites provide customers with a broad selection of SKUs, with detailed product descriptions and photographs. Our proprietary product database maps our SKUs to product applications based on vehicle makes, models and years. We principally sell our products to individual consumers through our network of websites and online marketplaces. Our flagship websites are located at www.autopartswarehouse.com and www.partstrain.com. We believe our strategy of disintermediating the traditional auto parts supply chain and selling products directly to customers over the Internet allows us to more efficiently deliver products to our customers while generating higher margins.

Our History. We were formed in 1995 as a distributor of aftermarket auto parts and launched our first website in 2000. We rapidly expanded our online operations, increasing the number of SKUs sold through our e-commerce network, adding additional websites, acquiring the Partsbin business, improving our Internet marketing proficiency and commencing sales in online marketplaces. As a result, our business has grown since 2000, generating net sales of $153.4 million for the year ended December 31, 2008.

International Operations. In April 2007, we entered into a purchase agreement to bring in-house certain sales and customer service employees based in the Philippines who were providing support to us through our outsourced call center provider, Access Worldwide. Under the terms of this purchase agreement, approximately 182 employees of Access Worldwide were given the opportunity to become employees of our Philippines subsidiary and join our existing direct employees in the Philippines. As of the closing of this transaction, approximately 171 of the Access employees had agreed to transition over to direct employment by our Philippines subsidiary, and as of December 31, 2008 we had 583 employees. The purchase price for the right to acquire this assembled workforce was approximately $1.7 million. In addition to our Philippines operations, we own a Canadian subsidiary to facilitate sales of our products in Canada which currently has no employees. We believe that the cost advantages of our offshore operations provide us with the ability to grow our business in a cost-effective manner, and we expect to continue to add headcount and infrastructure to our offshore operations.

Acquisitions. From time to time, we may acquire certain businesses, websites, domain names, or other assets. During 2008, we acquired several websites and domain name assets. In May 2006, we completed the acquisition of Partsbin, which expanded our product offering, and enhanced our ability to reach more customers. The Partsbin acquisition significantly increased our net sales and added a complementary, drop-ship order fulfillment method, and operations in Canada. We may pursue additional acquisition opportunities in the future to increase our share of the aftermarket auto parts market or expand our product offerings.

Basis of Presentation

Net Sales. Online and offline sales represent two different sales channels for our products. We generate online net sales primarily through the sale of auto parts to individual consumers through our network of e-commerce websites and online marketplaces. E-commerce sales are derived from our network of websites, which are company owned and operated. E-commerce and online marketplace sales also include inbound telephone sales through our call center that supports these sales channels. Online marketplaces consist primarily of sales of our products on online auction websites, where we sell through auctions as well as through storefronts that we maintain on these third-party owned websites. Our offline sales channel represents our distribution of products directly to commercial customers by selling auto parts to collision repair shops located in Southern California. Our offline sales channel also includes the distribution of our Kool-Vue mirror line to auto parts distributors nationwide. To understand revenue generation through our network of e-commerce websites, we monitor several key business metrics, including the following:

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

•

Total Number of Orders. We monitor the total number of orders as an indicator of revenue trends. We recognize revenue associated with an order when the products have been shipped, consistent with our revenue recognition policy discussed in “Critical Accounting Policies” below.

•

Average Order Value. Average order value represents our net sales on a placed orders basis for a given period of time divided by the total number of orders recorded during the same period of time. We seek to increase the average order value as a means of increasing net sales. Average order values vary depending upon a number of factors, including the components of our product offering, the order volume in certain online sales channels, macro-economic conditions, and the general level of competition online.

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

Marketing Expense. Marketing expense consists of online advertising spend, Internet commerce facilitator fees and other advertising costs, as well as payroll and related expenses associated with our marketing catalog, customer service, and sales personnel. These costs are generally variable and are typically a function of net sales.

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

Amortization of Intangibles and Impairment Loss. Amortization of intangibles and impairment loss consists primarily of the amortization expense associated with certain intangibles and a non-cash impairment loss recorded as a result of the Partsbin business.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income on investments and interest expense on our outstanding loan balances and capital leases.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, costs and expenses, as well as the disclosure of contingent assets and liabilities and other related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of our assets and liabilities that are not readily apparent from other sources. In many instances, we could have reasonably used different accounting estimates. Actual results could differ from those estimates, and we include any revisions to our estimates in our results for the period in which the actual amounts become known.

We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations:

Revenue Recognition. We recognize revenue from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, shipment has occurred, the selling price is fixed or determinable and collectability is reasonably assured.

We evaluate the criteria of Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent” (“EITF 99-19”), in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When we are the primary party obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers or have several but not all of these indicators, revenue is recorded gross.

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

Fair Value Measurements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “ Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. We have adopted the provisions of SFAS 157 as of January 1, 2008 for financial assets. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1-defined as observable inputs such as quoted prices in active markets; Level 2-defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3-defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. We have evaluated both Level 2 and Level 3 evidence to measure the fair value of our $6.5 million (par value) of auction rate preferred securities (“ARPS”) as of December 31, 2008. These investments consist solely of collateralized debt obligations supported by municipal and state agencies; do not include mortgage-backed securities or student loans; have redemption features that call for redemption at 100% of par value; and have a current credit rating of A or AAA. For the period February 13, 2008 through December 31, 2008, we received partial redemptions at par on our investments totaling $1.3 million. The fact that there is not an active market as of December 31, 2008 to liquidate 100% of these certain investments was the final determination in classifying them as Level 3. We used a discounted cash flow valuation model to estimate the fair value of the securities. As a result of the temporary declines in fair value of our ARPS, which we attribute to liquidity issues rather than credit issues, we have recorded an unrealized loss of $149,000 to accumulated other comprehensive income (loss). If our key assumptions used to determine estimated discounted cash flows change in the future, we may be required to record additional losses.

In February 2008, the FASB issued SFAS No. 157-2, “ Effective Date of FASB Statement No. 157” (“SFAS 157-2”) , which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We elected the deferral allowed by SFAS 157-2 except as related to certain intangible assets impaired as of June 30, 2008 and December 31, 2008 as disclosed in Note 2 to the consolidated financial statements.

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

Long-Lived Assets and Intangibles. We acquire tangible and intangible assets in the normal course of business. We evaluate the recoverability of the carrying amount of these long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). An impairment loss is recognized when the carrying value exceeds the undiscounted cash flows estimated to result from the use and eventual disposition of the asset. Impairment losses are recognized in operating earnings. We continually use judgment when applying these impairment rules to determine the timing of the impairment tests, undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. The reasonableness of our judgments could significantly affect the carrying value of our long-lived assets. During the year ended December 31, 2008, we recorded a non-cash impairment charge on long-lived assets totaling $18.3 million as further described in Note 4 to the Consolidated Financial Statements included in Part IV of this report. We did not recognize any impairment losses for the years ended December 31, 2006 or 2007.

Goodwill and Indefinite-Lived Intangibles. We account for goodwill under the guidance set forth in SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which specifies that goodwill and indefinite-lived intangibles should not be amortized. We evaluate goodwill and indefinite-lived intangibles for impairment on an annual basis or more frequently if events or circumstances occur that would indicate a reduction in fair value. Our annual impairment testing date is October 31. In addition, we identified a single reporting unit (the Company itself) in accordance with SFAS 142. The goodwill impairment test is a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount including goodwill. We estimate the fair value of the reporting unit based on an equal weighting of two market approaches and an income approach, which utilizes discounted future cash flows. The market approaches utilized market multiples of invested capital from 1) comparable publicly traded companies and 2) comparable transactions. The market multiples from invested capital include revenues, total assets, book equity plus debt and earnings before interest, taxes, depreciation and amortization (“EBITDA”). Assumptions critical to the fair value estimates under the discounted cash flow model include discount rates, cash flow projections, projected long-term growth rates and the determination of terminal values. Management has performed a sensitivity analysis on its significant assumptions and has determined that a change in its assumptions within selected sensitivity testing levels would not impact its conclusion. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss by comparing the implied fair value of the reporting unit to its carrying value. We performed our annual test as of October 31, 2008 and passed step one. However, due to the significant decline in the Company’s stock price to a level indicating a market capitalization below book value during the fourth quarter ended December 31, 2008, we performed an additional impairment analysis as of December 31, 2008 and failed. As a result of step two, we recorded a non-cash impairment charge on goodwill totaling $4.4 million during the year ended December 31, 2008. We also recorded a $0.7 million impairment loss on indefinite-lived intangible assets as further described in Note 4 to the Consolidated Financial Statements included in Part IV of this report. We did not recognize any impairment loss for the years ended December 31, 2006 and 2007. Although we believe our estimates are reasonable, if our key assumptions used to determine estimated discounted cash flows change in the future, we may be required to record additional impairment charges.

Income Taxes. In 1996, we elected to be taxed as an S corporation for income tax purposes under provisions of the Internal Revenue, California, and Tennessee taxation codes, which required that our income or loss be reported on the individual income tax returns of our stockholders. In addition, we were subject to income taxes from the States of California and Tennessee at reduced rates. However, MBS Marketing, Inc., a former consolidated entity which was incorporated as a C corporation, was subject to federal income taxes and franchise taxes in California at normal rates. MBS Marketing, Inc. was merged into us in June 2005 and consolidated with us for all periods presented for financial reporting purposes. In connection with our recapitalization, our S corporation status was terminated in March 2006, and we became a Delaware C corporation.

We account for income taxes for MBS Marketing, Inc., incorporated as a C corporation, and after March 3, 2006, for U.S. Auto Parts, in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When appropriate, we establish a valuation reserve to reduce deferred tax assets, which includes tax credits and loss carry forwards, to the amount that is more likely than not to be realized. Should future income be less than anticipated by management, we may be required to record a valuation allowance against our deferred tax assets. Based on the Company’s pre-tax book income and taxable income during the past three years, management believes that there is sufficient positive evidence that a valuation allowance is not needed. At December 31, 2008, the Company has federal and state net operating loss carryforwards totaling $3.5 million and $2.8 million, respectively. Federal net operating losses begin to expire in 2029, while state net operating loss carryforwards begin to expire in 2019.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS 109” (“FIN 48”), which became effective for us on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has greater than 50 percent likelihood of being realized upon ultimate settlement. As a result of the implementation of FIN 48, we did not recognize any material adjustment in the liability for unrecognized income tax benefits and no corresponding interest or penalties. During 2008, we were under audit by the Internal Revenue Service for the year ended December 31, 2006; the audit was resolved through payment of a non-material sum of money for one calculation error. The tax years 2004, 2005 and 2007 remain open to examination by the major taxing jurisdictions to which we are subject.

Share-Based Compensation. We did not issue any stock options prior to March 2006. Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires that all share-based compensation to employees, including grants of employee stock options, be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payment awards, with the exception of options granted containing market conditions, for which we estimate the fair value using a Monte Carlo model. The Black-Scholes and Monte Carlo valuation models require extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and, consequently, the related amount of share-based compensation expense recognized in the Consolidated Statement of Operations could have been significantly different than the amounts recorded. Prior to our initial public offering in February 2007, we did not have a history of market prices of our common stock, and as such we estimate volatility in accordance with SEC Staff Accounting Bulletin No. 107 (“SAB 107”) using historical volatilities of similar public entities. The expected life of the awards is based on a simplified method that defines the life as the average of the contractual term of the options and the weighted average vesting period for all open tranches. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of paying no dividends.

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

Under provisions of SFAS 123(R), we recognized $856,000, $2.2 million and $2.9 million of share-based compensation expense for the years ended December 31, 2006, 2007 and 2008, respectively. At December 31, 2008, the total compensation cost related to unvested stock-based awards granted to employees and non-employee directors under our equity incentive plans but not yet recognized was approximately $6.5 million, net of estimated forfeitures of approximately $4.0 million. This cost will be amortized over a weighted-average period of approximately 2.85 years and will be adjusted for subsequent changes in estimated forfeitures.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations” and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of SFAS 141R is prohibited. We will apply SFAS 141R to any acquisition occurring after January 1, 2009.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life or recognized intangible assets under SFAS 142. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of FSP 142-3 will have a material effect on its financial position and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We anticipate the adoption of SFAS 161 will not have a material impact on its financial position or results of operations.

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Years Ended December 31,
	2006	2007	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	65.4	66.6	65.7

Gross profit	34.6	33.4	34.3
Operating expenses:
General and administrative	8.0	11.5	11.9
Marketing	12.6	13.4	15.0
Fulfillment	4.1	4.7	5.9
Technology	1.1	1.2	2.4
Amortization of intangibles and impairment loss	4.3	5.2	18.5

Total operating expenses	30.1	36.0	53.7

Income (loss) from operations	4.5	(2.6)	(19.4)
Other income (expense):
Other income	0.1	—	—
Interest income (expense), net	(1.2)	0.7	0.6

Other income (expense), net	(1.1)	0.7	0.6
Income (loss) before income taxes	3.4	(1.9)	(18.8)
Income tax provision (benefit)	0.5	0.3	(7.8)

Net income (loss)	2.9%	(2.2)%	(11.0)%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2008

Net Sales and Gross Margin

	Year Ended December 31,		$ Change	% Change
	2007	2008
	(in thousands)
Net sales	$160,957	$153,424	$(7,533)	(4.7)%
Cost of sales	107,132	100,869	(6,263)	(5.8)%

Gross profit	$53,825	$52,555	$(1,269)	(2.4)%
Gross margin	33.4%	34.3%		0.9%

Net sales decreased $7.5 million, or 4.7%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. This decrease was primarily attributable to a decrease in our online sales of $4.4 million, or 3.1%, and a decrease of $3.1 million, or 19.0%, in our offline business, which consists of our Kool-Vue™ and wholesale operations. Our online business consists of two sales channels, e-commerce and online marketplaces. Our e-commerce channel includes a network of e-commerce websites supported by our call-center sales agents who generate cross-sell and up-sell opportunities. Our online marketplaces consist primarily of auction and other third-party websites.

E-commerce sales decreased $4.9 million, or 4.0%, to $119.3 million in the year ended December 31, 2008 compared to $122.6 million in the year ended December 31, 2007. The total number of our e-commerce orders remained relatively consistent year over year but our average order value was $128 and $124 for the years ended December 31, 2007 and 2008, respectively. The decline in average order value was primarily attributable to a reduction in the number of higher dollar items ordered and a reflection of unfavorable economic conditions in the second half of 2008, which has adversely impacted retail sales in general. During 2009, we plan to expand our product categories.

Online marketplace sales increased $0.5 million, or 2.3%, to $21.0 million for the year ended December 31, 2008 compared to $20.5 million for the prior year due to more efficient merchandising strategies.

Net sales from our offline business decreased $3.1 million, or 19.0%, to $13.1 million for the year ended December 31, 2008, compared to the prior year. This decrease in net sales was primarily due to reduced purchases from a significant customer in the second half of 2008. We anticipate that sales from our wholesale operations will continue to decline as a percentage of net sales in the future.

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

Gross profit was $52.6 million or 34.3% of net sales for the year ended December 31, 2008, compared to $53.8 million or 33.4% of net sales in the prior year. The 0.9% increase in gross margin for the year ended December 31, 2008 compared to the prior year was primarily due to lower product costs, and a change in product mix to higher margin products, which was partially offset by higher freight costs. During 2008, we successfully negotiated improved pricing with our suppliers which resulted in lower inventory costs than the previous year. Freight expense as a percentage of sales increased due to higher fuel surcharges in the first half of 2008. In 2008, we experienced and expect to continue to experience an increase in price competition, which could result in increased pressure on our gross margins.

General and Administrative Expense

	Year Ended December 31,
	2007	2008	$ Change	% Change
	(in thousands)
General and administrative expense	$18,587	$18,234	$(353)	(1.9)%
Percent of net sales	11.5%	11.9%		0.4%

General and administrative expense decreased $353,000 or 1.9%, for the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily due to the $4.5 million incurred in settlement and legal fees associated with the securities class action lawsuit in 2007 which was partially offset by a) an increase of $1.8 million in personnel costs related to the hiring of additional personnel to support our growth as well as severance expense related to management changes, $500,000 of which was derived from share-based compensation expense; b) an increase of $900,000 in accounting, legal and other professional fees primarily due to costs incurred for compliance related matters for operating as a public company; and c) a $1.1 million increase in depreciation and amortization for internally-developed software that was placed into production in 2008.

During the year ended December 31, 2008, share-based compensation expense increased by $0.7 million, primarily due to stock options granted to newly hired personnel. Share-based compensation expense was determined in accordance with SFAS 123(R). Based on options outstanding as of December 31, 2008, we expect to recognize $6.5 million in additional expense in the following periods:

Year ending December 31, 2009	$2,735
Year ending December 31, 2010	1,872
Year ending December 31, 2011	1,219
Year ending December 31, 2012	704

$6,530

Marketing Expense

	Year Ended December 31,
	2007	2008	$ Change	% Change
	(in thousands)
Marketing expense	$21,551	$22,965	$1,414	6.6%
Percent of net sales	13.4%	15.0%		1.6%

Marketing expense increased $1.4 million, or 6.6%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. As a percentage of net sales, marketing expense increased 1.6% to 15.0% for the year ended December 31, 2008 compared to the prior-year primarily due to $1.7 million of increased personnel costs in our offshore operations; $600,000 of higher depreciation expense; partially offset by a decrease of $1.1 million in advertising costs due to our implementation of a more focused and efficient paid search strategy.

Fulfillment Expense

	Year Ended December 31,
	2007	2008	$ Change	% Change
	(in thousands)
Fulfillment expense	$7,557	$9,116	$1,559	20.6%
Percent of net sales	4.7%	5.9%		1.2%

Fulfillment expense increased $1.6 million, or 20.6%, for the year ended December 31, 2008 compared to the prior year. As a percentage of net sales, fulfillment expense increased 1.2% to 5.9% for the year ended December 31, 2008 primarily due to a $800,000 increase in additional payroll related costs, which included $200,000 in severance; a $200,000 increase in our outsourced fulfillment center costs; and $500,000 higher depreciation expense.

Technology Expense

	Year Ended December 31,
	2007	2008	$ Change	% Change
	(in thousands)
Technology expense	$1,987	$3,642	$1,655	83.3%
Percent of net sales	1.2%	2.4%		1.2%

Technology expense increased $1.7 million, or 83.3%, for the year ended December 31, 2008 compared to the prior year. The increase in both periods was due to increased investments in our technology platform with increased headcount and outsourced IT consultants. During 2008, we hired additional IT personnel and increased investment in our overall technology platform to improve our internal processes, increase visibility of operating trends, and improve our pricing process and warehouse management systems.

Amortization of Intangibles and Impairment Loss

	Year Ended December 31,		$ Change	% Change
	2007	2008
	(in thousands)
Amortization of intangibles and impairment loss	$8,350	$28,326	$19,976	239.2%
Percent of net sales	5.2%	18.5%		13.3%

Amortization of intangibles and impairment loss increased $20.0 million, or 239.2%, primarily due to a non-cash impairment charge during 2008 totaling $4.4 million on goodwill and $19.0 million on intangible assets primarily associated with the Partsbin business, which we acquired in May 2006. For further discussion refer to our SFAS 142 and SFAS 144 disclosures in the Critical Accounting Policies section. We estimate aggregate amortization expense related to these intangibles for the years ending December 31, 2009, 2010, 2011, 2012 and thereafter to be approximately $600,000, $200,000, $200,000, $200,000 and $200,000, respectively.

Other Income (Expense), Net

	Year Ended December 31,		$ Change	% Change
	2007	2008
	(in thousands)
Other income (expense), net	$1,148	$1,000	$(148)	(12.9)%
Percent of net sales	0.7%	0.7%		0.0%

Other income (expense), net decreased $148,000, or 12.9% for the year ended December 31, 2008 compared to the prior year primarily due to $700,000 lower interest income from decreases in interest rates, which was partially offset by a $500,000 reduction of interest expense due to the repayment of approximately $28.0 million of our long-term indebtedness upon completion of our initial public offering in February 2007.

Income Tax Provision (Benefit)

	Year Ended December 31,		$ Change	% Change
	2007	2008
	(in thousands)
Income tax provision (benefit)	$538	$(11,822)	$(12,360)	(2297.4)%
Percent of net sales	0.3%	(7.7)%		(8.0	) %

The decrease in income tax provision (benefit) during the year ended December 31, 2008 was primarily due to the tax effect of the $4.4 million and $19.0 million impairment losses on our goodwill and intangible assets, respectively. This is a temporary timing difference as we expect to reduce our cash paid for taxes over the remaining asset life of twelve years for tax purposes.

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

General and administrative expense increase $9.0 million, or 93.7%, for the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily due to the $4.5 million incurred in settlement and legal fees associated with the preliminary settlement of the securities class action lawsuit; an increase of $2.9 million in personnel costs related to the hiring of additional personnel to support our growth and public company requirements, $1.1 million of which was derived from share-based compensation expense; an increase of $781,000 in accounting, legal and other professional fees primarily due to costs incurred for compliance related matters for operating as a public company, which were not incurred in the prior period; an increase of $723,000 in merchant fees due to higher online sales, although merchant fees remained relatively constant as a percentage of net sales; an increase of $524,000 in public company related expenses, such as insurance and non-employee director costs; and a $231,000 increase in bank and license fees and other expenses. The increase in general and administrative expense was partially offset by a decrease in software amortization of $882,000.

During the year ended December 31, 2007, share-based compensation expense increased by $1.3 million, primarily due to stock options granted to newly hired personnel. Share-based compensation expense was determined in accordance with SFAS 123(R).

Marketing Expense

	Year Ended December 31,
	2006	2007	$ Change	% Change
	(in thousands)
Marketing expense	$15,102	$21,551	$6,449	42.7%
Percent of net sales	12.6%	13.4%		0.8%

Marketing expense increased $6.5 million, or 42.7%, for the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily due to a $3.2 million increase in personnel costs related to the expansion of our catalog, Internet marketing and call center teams, $188,000 of which was derived from share-based compensation expense; an increase of $2.1 million in advertising costs related to the expansion of our online marketing efforts, primarily in the area of paid search, as well as increased marketing services of $811,000; and an increase in operational expenses, such as rent, utilities and depreciation of $390,000. The increases in personnel and operating expenses were directly related to the completion of our acquisition of the Philippines sales force from our outsourced provider in April 2007 and included the transition of 171 employees to direct employment. The purchase price for this assembled workforce was approximately $1.7 million. Of this amount, approximately $400,000 was included in marketing expense during the first three months of 2007. The remaining $1.3 million was capitalized as an intangible asset in accordance with SFAS 142 and will be amortized over seven years.

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

Technology expense increased $655,000 or 49.2%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily due to higher communication fees of $337,000 to support the expanded communications infrastructure; an increase of $163,000 in computer-related support expense; and an increase of $160,000 in personnel costs, offset by a $12,000 decrease in share-based compensation expense. During 2007, we hired additional programmers and increased investment in our overall technology platform to improve our internal controls, increased visibility of operating trends, improved our pricing process and warehouse management systems and completed the rollout of our Unified Catalog.

Amortization of Intangibles

	Year Ended December 31,
	2006	2007	$ Change	% Change
	(in thousands)
Amortization of intangibles	$5,092	$8,350	$3,258	64.0%
Percent of net sales	4.3%	5.2%		0.9%

Amortization of intangibles increased $3.3 million, or 64.0%, primarily due to the intangible assets acquired pursuant to the acquisition of Partsbin completed in May 2006 and the assembled workforce in April 2007.

Other Income (Expense), Net

	Year Ended December 31,
	2006	2007	$ Change	% Change
	(in thousands)
Other income (expense), net	$(1,358)	$1,148	$2,506	184.5%
Percent of net sales	(1.1)%	0.7%		1.8%

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

	Three Months Ended
	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
	(in thousands, except share and per share data)
Consolidated Statement of Income Data:
Net sales	$43,743	$42,112	$37,786	$37,315	$40,009	$43,105	$36,554	$33,756
Cost of sales	30,074	28,327	24,096	24,635	26,259	28,518	24,485	21,607

Gross profit	13,669	13,785	13,691	12,680	13,750	14,587	12,069	12,149
Operating expenses:
General and administrative	2,876	3,655	3,184	8,872	4,623	4,588	4,170	4,852
Marketing	5,900	4,922	4,917	5,813	5,967	6,635	5,240	5,124
Fulfillment	1,717	1,862	1,920	2,058	2,088	2,377	2,322	2,329
Technology	449	507	439	593	684	787	1,041	1,130
Amortization of intangibles and impairment loss	2,054	2,100	2,097	2,099	2,099	20,541	365	5,321

Total operating expenses	12,996	13,045	12,556	19,435	15,461	34,928	13,138	18,756
Income (loss) from operations	673	740	1,135	(6,755)	(1,711)	(20,341)	(1,069)	(6,607)
Other income (expense):
Other income (expense)	2	3	3	3	2	2	(22)	54
Interest income (expense), net	(280)	545	389	483	270	234	238	222

Other income (expense), net	(278)	548	392	486	272	236	216	276
Income (loss) before income taxes	395	1,288	1,527	(6,269)	(1,439)	(20,105)	(853)	(6,331)
Income tax provision (benefit)	160	515	633	(771)	(564)	(8,042)	(362)	(2,854)

Net income (loss)	$235	$773	$894	$(5,498)	$(875)	$(12,063)	$(491)	$(3,477)

Basic net income (loss) per share	$0.01	$0.03	$0.03	$(0.18)	$(0.03)	$(0.40)	$(0.02)	$(0.12)
Diluted net income (loss) per share	$0.01	$0.03	$0.03	$(0.18)	$(0.03)	$(0.40)	$(0.02)	$(0.12)
Shares used in computation of basic net income (loss) per share	23,491,850	29,832,927	29,837,538	29,846,757	29,846,757	29,846,757	29,846,757	29,846,757
Shares used in computation of diluted net income (loss) per share	26,564,603	29,853,346	30,009,891	29,846,757	29,846,757	29,846,757	29,846,757	29,846,757

	Three Months Ended
	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
As a Percent of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.8	67.3	63.8	66.0	65.6	66.2	67.0	64.0

Gross profit	31.2	32.7	36.2	34.0	34.4	33.8	33.0	36.0
Operating expenses:
General and administrative	6.6	8.7	8.4	23.8	11.6	10.6	11.4	14.4
Marketing	13.5	11.7	13.0	15.6	14.9	15.4	14.3	15.2
Fulfillment	3.9	4.4	5.1	5.5	5.2	5.5	6.4	6.9
Technology	1.0	1.2	1.2	1.6	1.7	1.8	2.8	3.3
Amortization of intangibles and impairment loss	4.7	5.0	5.5	5.6	5.2	47.7	1.0	15.8

Total operating expenses	29.7	31.0	33.2	52.1	38.6	81.0	35.9	55.6

Income (loss) from operations	1.5	1.7	3.0	(18.1)	(4.2)	(47.2)	(2.9)	(19.6)
Other income (expense):
Other income	0.0	0.0	0.0	0.0	0.0	0.0	(0.1)	0.2
Interest income (expense), net	(0.6)	1.3	1.0	1.3	0.7	0.5	0.7	0.6

Other income (expense), net	(0.6)	1.3	1.0	1.3	0.7	0.5	0.6	0.8
Income (loss) before income taxes	0.9	3.0	4.0	(16.8)	(3.5)	(46.7)	(2.3)	(18.8)
Income tax provision (benefit)	0.4	1.2	1.6	(2.1)	(1.4)	(18.7)	(1.0)	(8.5)

Net income (loss)	0.5%	1.8%	2.4%	(14.7)%	(2.1)%	(28.0)%	(1.3)%	(10.3)%

Beginning in the third quarter of 2007, we implemented strategies such as reducing unprofitable revenue streams including international and special order sales, strategic price increases, and we successfully negotiated beneficial purchase prices with our suppliers. These strategies improved direct costs for certain products. However, these reductions in cost were offset by increasing fuel prices and shipping costs. In the fourth quarter of 2008, we renegotiated our freight contracts and incurred lower fuel prices, which improved our gross margins in the fourth quarter of 2008. The hiring of our new CEO in October 2007, the preliminary shareholder litigation settlement amount of $4.5 million charged in December 2007, continued investment in key personnel throughout 2008 and higher professional fees related to public company requirements, resulted in higher general and administrative expense. Fulfillment expense increased throughout 2008 primarily as a result of the investment in key personnel and higher payroll-related costs in preparation for the opening of our distribution center on the East Coast and additional costs incurred related to our outsourced fulfillment center, which will be closed in 2009. In the second and fourth quarters of 2008, we incurred $18.4 million and $5.0 million, respectively in impairment losses on our goodwill and intangible assets, which is discussed more fully in Note 4 in Part IV of this report.

We expect that our revenue, operating results and cash flows generally will vary from quarter to quarter depending on a variety of factors, including but not limited to the following:

•	fluctuations in the demand for aftermarket auto parts;

•	price competition on the Internet or among offline retailers for auto parts;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	our ability to offer a broad range of aftermarket auto parts;

•	our ability to maintain and expand our supplier and distribution relationships;

•	the effects of seasonality on the demand for our products;

•	our ability to accurately forecast demand for our products and maintain appropriate inventory levels;

•	our ability to build and maintain customer loyalty;

•	the success of our brand-building and marketing campaigns;

•	technical difficulties, system downtime or Internet brownouts;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

•	general economic, industry and market conditions; and

•	government regulations related to use of the Internet for commerce, including the application of existing tax regulations to Internet commerce and changes in tax regulations.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations from cash generated from operations, credit facilities, bank and stockholder loans, an equity financing and capital lease financings. We had no balance outstanding under our bank line of credit during 2008. In connection with the transition of our commercial banking relationship to a new bank in the fourth quarter of 2008, we cancelled our line of credit effective December 31, 2008.

Cash Flows

We had cash and cash equivalents of $32.5 million as of December 31, 2008, representing a $9.6 million decrease from $42.1 million of liquid assets as of December 31, 2007. The decrease in our cash and cash equivalents as of December 31, 2008 was primarily due to a reclassification of $6.4 million of our investments in ARPS to long-term and a $3.4 million payment related to our securities litigation settlement in July 2008.

Operating Activities

We generated $3.0 million of net cash from operating activities for the year ended December 31, 2008. The significant components of cash flows from operating activities were a net loss of $16.9 million; an increase of $11.7 million in deferred tax assets primarily related to the tax benefit from the impairment loss on our intangibles; a $3.3 million net change in other current assets and liabilities, which primarily related to the $3.4 million settlement in our securities class action litigation; offset by $8.6 million in non-cash depreciation and amortization expense; $23.4 million of a non-cash impairment loss on goodwill and intangibles; and $2.9 million of non-cash stock-based compensation expense.

Investing Activities

Cash provided by investing activities during the year ended December 31, 2008 totaled $11.2 million and was primarily attributable to our net change in investments of $16.2 million in ARPS and purchases of $5.0 million of property and equipment and other intangible assets.

Financing Activities

Cash used in financing activities during the year ended December 31, 2008 totaled $1.0 million and was primarily due to repayments made on notes payable.

Funding Requirements

We had working capital of $36.0 million as of December 31, 2008, which was primarily due to cash generated from our initial public offering. The historical seasonality in our business during the fourth and first calendar quarters of each year cause cash and cash equivalents, inventory and accounts payable to be generally higher in these quarters, resulting in fluctuations in our working capital. We anticipate that funds generated from operations and our existing cash balance of $32.5 million will be sufficient to meet our working capital needs and expected capital expenditures for at least the next twelve months. Our future capital requirements may, however, vary materially from those now planned or anticipated. Changes in our operating plans, lower than anticipated net sales, increased expenses or other events, including those described in “Risk Factors,” may cause us to seek additional debt or equity financings in the future. Financing may not be available on acceptable terms, on a timely basis, or at all, and our failure to raise adequate capital when needed could negatively impact our growth plans and our financial condition and results of operations. In addition, our $6.4 million (fair value) of ARPS investments as of December 31, 2008 were classified as long-term investments as a result of failed auctions and liquidity issues and we may not have immediate access to those funds.

We opened a new distribution center on the East Coast in the first quarter of 2009, which is expected to result in a significant capital investment in that quarter. We expect to incur approximately $2.0 million in facility start-up costs which includes a new warehouse technology platform and up to an additional $3.0 million for inventory. We are also accelerating our technology investments in an effort to improve our websites, operating systems and backend platforms. We anticipate these decisions will increase our technology costs as a percentage of sales as well as increase our capitalized software and website development costs over the next several quarters.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The following table sets forth our contractual cash obligations and commercial commitments as of December 31, 2008.

	Payment Due By Period (in thousands)
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	$47	$47	$—	$—	$—
Operating lease obligations	2,121	486	815	820	—

Total	$2,168	$533	$815	$820	$—

Operating Lease Obligations. Commitments under operating leases relate primarily to our lease on our principal facility in Carson, California and our distribution center in Chesapeake, Virginia.

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

Interest Rate Risk. All of our investments are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of high-grade ARPS. As of December 31, 2008, our long-term investments included $6.4 million (fair value) of investments in ARPS, which consist of high-grade (A or AAA rated) collateralized debt obligations issued by municipal and state agencies. Our ARPS have an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of ARPS because the amount of securities submitted for sale has exceeded the amount of purchase orders for these securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.

On February 13, 2008, we were informed that there was insufficient demand at auctions for four of our high-grade ARPS, representing approximately $7.8 million. As a result, these affected securities are currently not liquid and the interest rates have been reset to the predetermined higher rates. For the period February 13, 2008 through December 31, 2008, we have received partial redemptions at par on all four ARPS totaling $1.3 million with a remaining principal balance on our ARPS of $6.5 million.

In the event we need to access the funds that are in an illiquid state, we will not be able to do so without the possible loss of principal, until a future auction for these investments is successful or they are redeemed by the issuer. At this time, management has not obtained sufficient evidence to conclude that these investments are impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. If we are unable to sell these securities in the market or they are not redeemed, then we may be required to hold them indefinitely. We do not have a need to access these funds for operational purposes for the foreseeable future. We will continue to monitor and evaluate these investments on an ongoing basis for impairment or for a short-term to long-term reclassification. Based on our ability to access our cash and other short-term investments, our expected cash flows, and our other sources of cash, we do not anticipate that the potential illiquidity of these investments will affect our ability to execute our current business plan. However, due to the illiquidity of the market, we have recorded $149,000 of unrealized losses on our investment portfolio as of December 31, 2008.

Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. Dollars and a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. Dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. Dollar weakens year-over-year relative to currencies in our international locations, our consolidated net sales, gross profit, and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. Dollar strengthens year-over-year relative to currencies in our international locations, our consolidated net sales, gross profit, and operating expenses will be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, we believe that a fluctuation of 10% in the Peso/U.S. Dollar exchange rate would have approximately a $1.0 million impact on our operating expenses for the year ended December 31, 2008. Our Canadian website sales are denominated in Canadian Dollars; however, fluctuations in exchange rates from these operations would have only a nominal impact on our operating results. We also believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are set forth in Part IV, Item 15 of this report and are hereby incorporated into this Item 8 by reference. The quarterly financial information required by this Item 8 is set forth in Item 7 of this report and is hereby incorporated into this Item 8 by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008 pursuant to Rule 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objectives for which they were designed and generate at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). We assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). This assessment was conducted utilizing our documentation of policies and procedures, risk control matrices, gap analysis, key process walk-throughs and management’s knowledge of and interaction with its controls and testing of our key controls.

However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on such assessment and criteria, management has concluded that the internal control over financial reporting were effective, and were operating at the reasonable assurance level as of December 31, 2008.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report except as described below.

Remediation of December 31, 2007 Material Weakness

As of December 31, 2007, management determined that there was a material weakness related to the financial statement close process due in part to the lack of experienced, knowledgeable staff, incomplete documentation and review of the financial statement close process and deficiencies in our information technology general controls.

To address the material weakness relating to the financial statement close process, the following remediation activities were implemented by management during 2008:

•	We hired several key accounting and experienced SOX professionals during the year ended December 31, 2008;

•

Developed more robust accounting policies and procedures, which provide the framework for the accounting close process. We implemented several changes including a detailed close calendar and task list and we formalized the review process; the accounting group has also received periodic training and have clearly defined roles and responsibilities;

•

An Internal Audit department was created that is responsible for documenting and evaluating internal controls, executing an annual internal audit plan starting in 2009 and performing ad hoc audits as requested by the Audit Committee; and

•

We hired additional information technology management, including a Chief Information Officer and Chief Technology Officer, who improved, documented and tested our information technology general control environment.

Management concluded that the above control enhancements implemented during 2008 successfully remediated the material weakness relating to the financial statement close process as of December 31, 2008.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors. The information under the caption “Election of Directors,” appearing in the Proxy Statement for the Annual Meeting of Stockholders to be held May 5, 2009 (“Proxy Statement”), is hereby incorporated by reference.

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

(3) Exhibits.

The following exhibits are filed herewith or incorporated by reference to the location indicated below:

Exhibit No.	Description

2.1*	Acquisition Agreement dated May 19, 2006 by and among U.S. Auto Parts Network, Inc. and Partsbin, Inc., on the one hand, and The Partsbin.com, Inc., All OEM Parts, Inc., Power Host, Inc., Auto Parts Web Solutions, Inc., Web Chat Solutions, Inc., Everything Internet, LLC, Richard E. Pine, Lowell E. Mann, Brian Tinari and Todd Daugherty, on the other hand

3.1	Second Amended and Restated Certificate of Incorporation of U.S. Auto Parts Network, Inc. as filed with the Delaware Secretary of State on February 14, 2007 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

3.2	Amended and Restated Bylaws of U.S. Auto Parts Network, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

4.1*	Specimen common stock certificate

10.1+*	U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan

10.2+*	Form of Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.3+*	Form of Notice of Grant of Stock Option under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.4+*	Form of Acceleration Addendum to Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.5+*	U.S. Auto Parts Network, Inc. 2007 Omnibus Plan and forms of agreements

10.8+*	Offer Letter of Employment dated May 19, 2006 by and between U.S. Auto Parts Network, Inc. and Richard Pine

10.9+*	Non-Competition Agreement dated May 19, 2006 by and among U.S. Auto Parts Network, Inc. and Richard Pine, Lowell Mann, Brian Tinari and Todd Daugherty

10.10*	Shareholder’s Release dated May 19, 2006 by and between U.S. Auto Parts Network, Inc. and Richard Pine

Exhibit No.	Description

10.23*	Commercial Lease Agreement dated January 1, 2004 by and between U.S. Auto Parts Network, Inc. and Nia Chloe Enterprises, LLC

10.24*	Standard Industrial/Commercial Multi-Tenant Lease — Gross dated October 1, 2006 by and between U.S. Auto Parts Network, Inc. and Margay 2003, LLC

10.25*	Standard Industrial/Commercial Multi-Tenant Lease — Gross dated July 12, 2004 by and between U.S. Auto Parts Network, Inc. and Isadore Socransky

10.26*	Lease dated November 30, 2004 by and between U.S. Auto Parts Network, Inc. and William Coats

10.27†*	Catalog License and Parts Purchase Agreement dated November 20, 2006 by and between U.S. Auto Parts Network, Inc. and WORLDPAC, Inc.

10.28+*	Employment Agreement dated January 2007 by and between U.S. Auto Parts Network, Inc. and Michael J. McClane

10.29†*	Services Agreement dated October 3, 2006 by and between U.S. Auto Parts Network, Inc. and Efficient Frontier, Inc.

10.32+*	Offer Letter of Employment dated January 1, 2006 by and between U.S. Auto Parts Network, Inc. and Houman Akhavan

10.33+*	Form of Indemnification Agreement for Officers and Directors

10.34+*	Indemnification Agreement dated March 3, 2006 by and between U.S. Auto Parts Network, Inc. and Frederic Harman

10.35*	Deeds of Assignment and Declarations of Trust executed September 2006 regarding MBS Tek Corporation stock transfer

10.39	Purchase Agreement, dated April 20, 2007, by and among U.S. Auto Parts Network, Inc., Access Worldwide Communications, Inc. and their respective Philippine affiliates (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2007)

10.40	Lease Agreements, dated August 8, 2007, by and among MBS Tek Corporation and Roshan Commercial Corp. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2007)

10.41	Form of Suppliers’ Agreement entered into between U.S. Auto Parts Network, Inc. and certain of its U.S. based suppliers and primary drop-ship vendors (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2007)

10.42+	Employment Agreement dated October 12, 2007 between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.43+	Non-Qualified Stock Option Agreement dated October 15, 2007 between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.44+	Non-Qualified Stock Option Agreement dated October 15, 2007 (performance grant) between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.45+	2007 New Employee Incentive Plan (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.46	Lease Agreement, dated October 11, 2007, by and between MBS Tek Corporation and Averon Holding Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007)

Exhibit No.	Description

10.47+	2008 Base Salaries and Target Bonuses of Certain Officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2008)

10.54+	Employment Agreement, dated April 3, 2008, between the Company and Aaron Coleman (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2008)

10.55	Support Continuity Agreement, dated April 28, 2008, between the Company and Alexander Adegan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2008)

10.56	Consulting Agreement, dated April 28, 2008, among the Company, uParts.com, Inc. and Alexander Adegan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2008)

10.57	Non-Incentive Stock Option Agreement, dated April 28, 2008, between the Company and Alexander Adegan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2008)

10.58+	Non-Qualified Stock Option Agreement, dated May 15, 2008, by and between the Company and Shane Evangelist (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2008)

10.59	Stipulation of settlement in the matter entitled: In re U.S. Auto Parts Network, Inc. Securities Litigation, Case No. CV 07-2030-GW (JC) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2008)

10.60+	Separation Agreement and Release of Claims, dated December 9, 2008, between the Company and Michael J. McClane (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008)

10.61	Consulting Agreement, dated December 9, 2008, between the Company and Michael J. McClane (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008)

10.62+	2009 Base Salaries and Target Bonuses of Certain Officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2009)

10.63+	Employment Agreement, dated February 16, 2009 between the Company and Theodore Sanders (incorporated by reference to Exhibit 10.62 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2009)

10.64+	Non-Qualified Stock Option Agreement, dated February 16, 2009, between the Company and Theodore Sanders (incorporated by reference to Exhibit 10.63 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2009)

10.65+	Non-Qualified Stock Option Agreement (performance grant), dated February 16, 2009, between the Company and Theodore Sanders (incorporated by reference to Exhibit 10.64 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2009)

10.66	Lease agreement dated December 16, 2008 by and between U.S. Auto Parts Network, Inc. and Ashley Indian River, LLC

21.1*	Subsidiaries of U.S. Auto Parts Network, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit No.	Description

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the exhibit of the same number from the registration statement on Form S-1 of U.S. Auto Parts Network, Inc. (File No. 333-138379) initially filed with the Securities and Exchange Commission on November 2, 2006, as amended.

+	Indicates a management contract or compensatory plan or arrangement

†	U.S. Auto Parts Network, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2009	U.S. AUTO PARTS NETWORK, INC.

	By:	/s/ SHANE EVANGELIST
Shane Evangelist
Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned officers and directors of U.S. Auto Parts Network, Inc., do hereby constitute and appoint Shane Evangelist and Theodore Sanders, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SHANE EVANGELIST Shane Evangelist	Chief Executive Officer and Director (principal executive officer)	March 26, 2009

/s/ THEODORE SANDERS Theodore Sanders	Chief Financial Officer (principal financial and accounting officer)	March 26, 2009

/s/ ROBERT J. MAJTELES Robert J. Majteles	Chairman of the Board	March 26, 2009

/s/ JOSHUA L. BERMAN Joshua L. Berman	Director	March 26, 2009

/s/ FREDRIC W. HARMAN Fredric W. Harman	Director	March 26, 2009

/s/ SOL KHAZANI Sol Khazani	Director	March 26, 2009

/s/ MEHRAN NIA Mehran Nia	Director	March 26, 2009

/s/ WARREN B. PHELPS III Warren B. Phelps III	Director	March 26, 2009

/s/ JEFFREY A. SCHWARTZ Jeffrey A. Schwartz	Director	March 26, 2009

/s/ ELLEN F. SIMINOFF Ellen F. Siminoff	Director	March 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

U.S. Auto Parts Network, Inc.

We have audited the accompanying consolidated balance sheet of U.S. Auto Parts Network, Inc. (the Company) as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Auto Parts Network, Inc. at December 31, 2007 and 2008, and the consolidated results of its operations and its cash flows for the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 26, 2009

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and per share data)

	December 31,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$19,399	$32,473
Marketable securities	22,650	—
Accounts receivable, net	2,907	1,353
Inventory, net	11,191	10,910
Deferred income taxes	831	2,095
Other current assets	1,808	2,090

Total current assets	58,786	48,921
Property and equipment, net	6,945	8,203
Intangible assets, net	26,444	3,028
Goodwill	14,201	9,772
Deferred income taxes	3,562	14,061
Investments	—	6,351
Other noncurrent assets	118	94

Total assets	$110,056	$90,430

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,103	$5,702
Accrued expenses	7,822	5,663
Notes payable	1,000	—
Capital leases payable, current portion	73	47
Other current liabilities	1,367	1,496

Total current liabilities	18,365	12,908
Capital leases payable, less current portion	48	—

Total liabilities	18,413	12,908
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001; 100,000,000 shares authorized at December 31, 2007 and 2008; 29,846,757 shares issued and outstanding as of December 31, 2007 and 2008	30	30
Additional paid-in capital	143,223	146,408
Accumulated other comprehensive income (loss)	312	(88)
Accumulated deficit	(51,922)	(68,828)

Total stockholders’ equity	91,643	77,522

Total liabilities and stockholders’ equity	$110,056	$90,430

See accompanying notes.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2006	2007	2008
Net sales	$120,060	$160,957	$153,424
Cost of sales	78,573	107,132	100,869

Gross profit	41,487	53,825	52,555
Operating expenses:
General and administrative(1)	9,594	18,587	18,234
Marketing(1)	15,102	21,551	22,965
Fulfillment(1)	4,963	7,557	9,116
Technology(1)	1,332	1,987	3,642
Amortization of intangibles and impairment loss	5,092	8,350	28,326

Total operating expenses	36,083	58,032	82,283

Income (loss) from operations	5,404	(4,207)	(29,728)
Other income (expense), net:
Loss from disposition of assets	(5)	—	—
Other income	157	11	38
Interest income	95	1,677	962
Interest expense	(1,605)	(540)	—

Other income (expense), net	(1,358)	1,148	1,000
Income (loss) before income taxes	4,046	(3,059)	(28,728)
Income tax provision (benefit)	550	538	(11,822)

Net income (loss)	$3,496	$(3,597)	$(16,906)

Basic net income (loss) per share	$0.24	$(0.13)	$(0.57)
Diluted net income (loss) per share	$0.17	$(0.13)	$(0.57)
Shares used in computation of basic net income (loss) per share	14,437,657	28,274,022	29,846,757
Shares used in computation of diluted net income (loss) per share	19,990,431	28,274,022	29,846,757
(1) Includes share-based compensation expense related to option grants, as follows:

	Years Ended December 31,
	2006	2007	2008
General and administrative expense	$582	$1,645	$2,181
Marketing expense	171	359	344
Fulfillment expense	25	103	149
Technology expense	78	67	227

	$856	$2,174	$2,901

See accompanying notes.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

					Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Comprehensive Income (Loss) for the Period
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2005	—	$—	13,200,000	$13	$526	$—	$4,700	$5,239
Net income	—	—	—	—	—	—	3,496	3,496	$3,496
Final S corporation distribution	—	—	—	—	—	—	(1,700)	(1,700)
Undistributed earnings related to terminated S corporation status	—	—	—	—	4,821	—	(4,821)	—
Recapitalization distribution	—	—	—	—	—		(50,000)	(50,000)
Contributions	—	—	—	—	110	—	—	110
Issuance of common stock	—	—	16,363	—	150	—	—	150
Issuance of preferred stock	11,055,425	11	—	—	42,127	—	—	42,138
Issuance of warrants	—	—	—	—	147	—	—	147
Share-based compensation	—	—	—	—	1,027	—	—	1,027
Issuance of common stock in connection with business acquisition	—	—	1,983,315	2	19,998	—	—	20,000
Fractional shares cancelled due to stock split	—	—	(6)	—	—	—	—	—
Effect of changes in foreign currencies	—	—	—	—	—	5	—	5	5

Total comprehensive income									$3,501

Balance, December 31, 2006	11,055,425	11	15,199,672	15	68,906	5	(48,325)	20,612

Net loss	—	—	—	—	—	—	(3,597)	(3,597)	$(3,597)
Issuance of shares in connection with IPO, net of fees	—	—	8,000,000	8	71,537	—	—	71,545
Conversion of preferred stock	(11,055,425)	(11)	6,633,255	7	4	—	—	—
Issuance of shares in connection with exercise of stock options	—	—	13,830	—	94	—	—	94
Share-based compensation	—	—	—	—	2,682	—	—	2,682
Effect of changes in foreign currencies	—	—	—	—	—	307	—	307	307

Total comprehensive loss									$(3,290)

Balance, December 31, 2007	—	—	29,846,757	30	143,223	312	(51,922)	91,643

Net loss	—	—	—	—	—	—	(16,906)	(16,906)	$(16,906)
Share-based compensation	—	—	—	—	3,185	—	—	3,185
Unrealized loss on investments, net of tax of $59	—	—	—	—	—	(90)	—	(90)	(90)
Effect of changes in foreign currencies	—	—	—	—	—	(310)	—	(310)	(310)

Total comprehensive loss									$(17,306)

Balance, December 31, 2008	—	$—	29,846,757	$30	$146,408	$(88)	$(68,828)	$77,522

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2007	2008
Operating activities
Net income (loss)	$3,496	$(3,597)	$(16,906)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,786	1,469	3,674
Amortization of intangibles	5,092	8,350	4,958
Impairment loss on goodwill and intangibles	—	—	23,368
Non-cash interest expense	61	273	—
Loss from disposition of assets	5	—	26
Share-based compensation	956	2,174	2,901
Deferred income taxes	(2,615)	(1,756)	(11,703)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,152)	(118)	1,553
Inventory, net	608	(2,394)	280
Other current assets	(716)	(641)	(300)
Other noncurrent assets	(1,824)	1,790	15
Accounts payable and accrued expenses	549	5,061	(5,000)
Other current liabilities	889	(1,025)	130

Net cash provided by operating activities	7,135	9,585	2,996
Investing activities
Additions to property and equipment	(1,890)	(5,025)	(4,331)
Acquisition of assembled workforce and other intangibles	—	(1,296)	(641)
Acquisition of business, net of cash acquired	(24,381)	—	—
Proceeds from sale of marketable securities	—	74,447	21,650
Purchase of marketable securities	—	(97,097)	(5,500)

Net cash provided by (used in) investing activities	(26,271)	(28,971)	11,178
Financing activities
Proceeds from credit line	2,000	750	—
Payments of credit line	—	(2,750)	—
Proceeds received from notes payable, net of discount	31,705	—	—
Payments made on notes payable	(4,111)	(32,000)	(1,000)
Proceeds from initial public offering, net of offering costs	—	71,537	—
Proceeds received on issuance of Series A convertible preferred stock, net of offering costs	42,246	—	—
Payments of short-term financing	(351)	(56)	(75)
Proceeds from sale of common stock and exercise of stock options	150	94	—
Stockholder distributions	(1,700)	—	—
Recapitalization distribution	(50,000)	—	—

Net cash provided by (used in) financing activities	19,939	37,575	(1,075)

Effect of exchange rate changes on cash	5	27	(25)
Net increase in cash and cash equivalents	808	18,216	13,074
Cash and cash equivalents, beginning of period	375	1,183	19,399

Cash and cash equivalents, end of period	$1,183	$19,399	$32,473

Supplemental disclosure of non-cash financing activities:
Undistributed earnings related to terminated S corporation status	4,821	—	—
Issuance of common stock in connection with business acquisition	20,000	—	—
Issuance of note payable to selling shareholders in connection with business acquisition	5,000	—	—
Issuance of warrants for costs associated with debt and equity issuances	147	—	—
Accrued asset purchases	—	—	527
Unrealized loss on investments	—	—	(149)
Cash paid during the period for:
Interest	$1,330	$253	$103
Income taxes	3,378	3,446	87

See accompanying notes.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies and Nature of Operations

U.S. Auto Parts Network, Inc. (including its subsidiaries, the “Company”) is a distributor of aftermarket auto parts and accessories and was established in 1995. The Company entered the e-commerce sector by launching its first website in 2000 and currently derives the majority of its revenues from online sales channels. The Company sells its products to individual consumers through a network of websites and online marketplaces. The Company’s flagship websites are located at www.autopartswarehouse.com and www.partstrain.com, and the corporate website is located at www.usautoparts.net.

The Company’s products consist of body parts, engine parts, performance parts and accessories. Body parts include bumpers, doors, door handles, fenders, grilles, hoods, lamps, mirrors, tailgates, wheels and window regulators. Engine parts include alternators, brake discs, catalytic converters, climate control, clutches, drive shafts, exhausts, fuel injection/delivery, headers, oxygen sensors, radiators and shocks and struts. Accessories include air deflectors, bug shields, car bras, car covers, cargo liners, cold air intakes, floor mats/carpeting, nerf bars, running boards, seat covers, tonneau covers and vent visors. The Company also offers performance versions of many of these parts.

The Company is a Delaware C corporation and is headquartered in Carson, California. The Company also has employees located in Clarkesville, Tennessee, Lenexa, Kansas, as well as in the Philippines.

Principles of Consolidation

In September 2005, the stockholders of the Company established MBS Tek Corporation (“MBS Tek”) to conduct business internationally. As the Company was the primary beneficiary of MBS Tek, it has been consolidated under FIN 46R. All significant inter-company transactions and balances have been eliminated in consolidation. On May 19, 2006, U.S. Auto Parts acquired All OEM Parts, Inc., ThePartsBin.com, Inc. and their affiliated companies (collectively “Partsbin”) pursuant to a merger involving a wholly-owned subsidiary of U.S. Auto Parts (the “Merger Sub”). Prior to the acquisition, Partsbin consisted of seven entities accounted for as entities under common control. Upon the consummation of the merger, five of the Partsbin entities merged with and into the Merger Sub, and the sixth entity, a Canadian company, survived as a wholly-owned subsidiary of the Merger Sub. The Company did not acquire the seventh entity, TPB Real Estate, LLC. Subsequent to the acquisition, the combined financial statements of Merger Sub and the Canadian company, which remains a wholly-owned subsidiary of Merger Sub, are included in the consolidated financial statements of U.S. Auto Parts.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, but are not limited to, the valuation of investments, valuation of inventory, valuation of deferred tax assets and liabilities, estimated useful lives of property, equipment and software, valuation of intangible assets, including goodwill, recoverability of software development costs, valuation of sales returns and allowances, and the ultimate collection of accounts receivables. Actual results could differ from these estimates.

Reclassifications

Certain reclassifications have been made to prior year financial statements in order to conform to current year presentation.

Cash and Cash Equivalents

The Company considers all money market funds and short-term marketable securities purchased with original maturities of ninety days or less to be cash equivalents.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The carrying value of financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, accounts payable and borrowings, approximates fair value at December 31, 2007 and 2008 due to their short-term maturities and the relatively stable interest rate environment.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are stated net of allowance for doubtful accounts. At December 31, 2007 and 2008, amounts due from a single customer were $1.2 million and $118,000, respectively, representing 40% and 9% of net accounts receivable, respectively. The allowance for doubtful accounts is determined primarily on the basis of past collection experience and general economic conditions. The Company determines terms and conditions for its customers primarily based on the volume purchased by the customer, customer creditworthiness and past transaction history. The allowance for doubtful accounts totaled $12,000 and $115,000 at December 31, 2007 and 2008, respectively.

Concentrations of credit risk are limited to the customer base to which the Company’s products are sold. The Company does not believe significant concentrations of credit risk exist.

Marketable Securities and Investments

Marketable securities and investments are mainly comprised of closed-end funds primarily invested in Auction Rate Preferred Securities (“ARPS”). The underlying investments in ARPS are tax-exempt municipal bonds with maturities of thirty or more years, for which the interest rates are reset through a “Dutch auction” every seven days. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and based on the Company’s ability to market and sell these instruments, the Company classifies ARPS as available-for-sale and carries them at fair value.

During the twelve months ended December 31, 2007, the carrying amount of the investment in ARPS approximated fair value due to the rapid turnover of the portfolio and the highly-liquid nature of these investments which are classified as marketable securities. Therefore, there were no significant realized or unrealized holding gains or losses. However, in 2008, the Company discounted the fair value of the investment for illiquidity in the market as further described in Note 2, under the caption “Recurring Financial Assets.”

Other-Than-Temporary Impairment

All of the Company’s marketable securities and investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. No other-than-temporary impairment charges were recorded on any investments during the years ended December 31, 2007 and 2008. In February 2008, certain ARPS held by the Company failed at auctions, as described more fully in Note 2, under the caption “Recurring Financial Assets.”

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

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company primarily purchases products in bulk quantities to take advantage of quantity discounts and to assure inventory availability. Inventory is reported net of inventory reserves for slow moving, obsolete or scrap product, which are established based on specific identification of slow moving items and the evaluation of overstock considering anticipated sales levels. Gross inventory, inventory reserves and net inventory at December 31, 2007 and 2008 are as follows:

	December 31,
	2007	2008
Gross inventory	$11,794	$12,205
Inventory reserves	(603)	(1,295)

Total net inventory	$11,191	$10,910

The following table reconciles the inventory reserve:

(In thousands)	Balance at Beginning of Period	Charged to Cost or Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2007
Inventory reserve	$692	219	(308)	$603
Year Ended December 31, 2008
Inventory reserve	$603	645	47	$1,295

Website and Software Development Costs

The Company capitalizes certain costs associated with website and software developed for internal use according to Emerging Issues Task Force (“EITF”) No. 00-2, “Accounting for Website Development Costs” (“EITF 00-2”), and Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), when both the preliminary project design and testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website and software development such as payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use software project. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. The Company capitalized $2.3 million and $2.8 million during the years ended December 31, 2007 and 2008, respectively. These amounts are amortized on a straight-line basis over two to five years once the software is placed into use.

Long-Lived Assets and Intangibles

The Company accounts for the impairment and disposition of long-lived assets, including intangibles subject to amortization, in accordance with SFAS 144. Management assesses potential impairments whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment losses will be recognized in operating results to the extent that the carrying value exceeds the discounted future cash flows estimated to result from the use and eventual disposition of the asset. The Company did not recognize any impairment losses for the year ended December 31, 2007. During 2008, the Company recorded a non-cash impairment charge on long-lived assets totaling $18.2 million as further described in Note 4, under the caption “Goodwill and Intangibles.”

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Indefinite-Lived Intangibles

The Company accounts for goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Asset” (SFAS 142). Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually or more frequently if events or circumstances occur that would indicate a reduction in fair value. In addition, the Company identified a single reporting unit (the Company itself) in accordance with SFAS 142.

The goodwill impairment test is a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount including goodwill. The Company estimates the fair value of the reporting unit based on an equal weighting of two market approaches and an income approach, which utilizes discounted future cash flows. The market approaches utilized market multiples of invested capital from 1) comparable publicly traded companies and 2) comparable transactions. The market multiples from invested capital include revenues, total assets, book equity plus debt and earnings before interest, taxes, depreciation and amortization (“EBITDA”). Assumptions critical to the fair value estimates under the discounted cash flow model include discount rates, cash flow projections, projected long-term growth rates and the determination of terminal values. Management has performed a sensitivity analysis on its significant assumptions and has determined that a change in its assumptions within selected sensitivity testing levels would not impact its conclusion. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss.

Impairment losses will be recognized in operating results. The Company did not recognize any impairment losses for the years ended December 31, 2006 and 2007. The Company recorded a non-cash impairment charge on goodwill and intangible assets totaling $5.1 million during the year ended December 31, 2008 as further described in Note 4, under the caption “Goodwill and Intangibles.”

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

Sales discounts are recorded in the period in which the related sale is recognized. Sales returns and allowances are estimated based on historical amounts. Credits are issued to customers for returned products. Credits amounted to $11.8 million, $18.1 million and $19.5 million for the years ended December 31, 2006, 2007 and 2008, respectively. The Company’s sales returns and allowances reserves totaled $710,000 and $662,000 at December 31, 2007 and 2008, respectively.

No customer accounted for more than 10% of the Company’s net sales in the past three years.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides an analysis of the reserve for sales returns and the reserve for doubtful accounts:

(In thousands)	Balance at Beginning of Period	Charged to Revenue, Cost or Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2006
Reserve for sales returns	$170	1,238	—	$1,408
Reserve for doubtful accounts	67	(32)	(11)	24
Year Ended December 31, 2007
Reserve for sales returns	$1,408	(698)	—	$710
Reserve for doubtful accounts	24	(5)	(7)	12
Year Ended December 31, 2008
Reserve for sales returns	$710	(48)	—	$662
Reserve for doubtful accounts	12	119	(16)	115

Other Income

Other income (expense), net consists primarily of interest income from investments and interest expense on outstanding loan balances and capital leases.

Cost of Goods Sold

Cost of goods sold consists of the direct costs associated with procuring parts from suppliers and delivering products to customers. These costs include direct product costs, purchase discounts, outbound freight and warehouse supplies. The Company includes freight and shipping costs in cost of goods sold. Total freight and shipping expense included in cost of goods sold for the years ended December 31, 2006, 2007 and 2008 was $14.5 million, $19.5 million and $19.3 million, respectively.

Marketing

Marketing costs, including advertising, are expensed as incurred. The majority of marketing expense is paid to Internet search engine service providers and Internet commerce facilitators. For the years ended December 31, 2006, 2007 and 2008, the Company recognized advertising costs of $9.2 million, $11.2 million and $10.1 million, respectively.

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

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Income Taxes

For income tax purposes, until March 2006, the Company was taxed as an S corporation under provisions of the Internal Revenue, California, and Tennessee Taxation Codes, which required that income or loss of the Company be reported on the individual income tax returns of the stockholders. In addition, the Company was subject to income taxes from the States of California and Tennessee at reduced rates. However, MBS, which was consolidated with the Company for financial reporting in all periods presented (see Note 1, under the caption “Principles of Consolidation”), was subject to federal income taxes and franchise taxes in California at normal rates. On March 3, 2006, the Company completed a recapitalization which resulted in the revocation of its subchapter S corporation status. The entire Company now operates as a C corporation and is subject to tax in the United States.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has greater than 50 percent likelihood of being realized upon ultimate settlement. As a result of the adoption of FIN 48 at January 1, 2007 and as of December 31, 2008 as a result of updating its current year analysis, the Company recognized no material adjustment in the liability for unrecognized income tax benefits and no corresponding interest or penalties, however the Company’s policy is to record interest and penalties as income tax expense. During 2008, the Company was under audit by the Internal Revenue Service for the year ended December 31, 2006; the audit was resolved through payment of a non-material sum of money for one calculation error. The tax years 2004, 2005, and 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. The Company currently uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards, with the exception of options granted containing market conditions, which the Company estimates the fair value using a Monte Carlo model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes and Monte Carlo models is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. As of December 31, 2008, the Company did not have an adequate history of market prices of its common stock as the Company only recently became a public company, and as such the Company estimates volatility in accordance with Staff Accounting Bulletin No. 107 (“SAB 107”) using historical volatilities of similar public entities. The expected life of the awards is based on a simplified method which defines the life as the average of the contractual term of the options and the weighted average vesting period for all open tranches. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of awards. The dividend yield assumption is based on the Company’s expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations” and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of SFAS 141R is prohibited. The Company will apply SFAS 141R to any acquisition occurring after January 1, 2009.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life or recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Asset” (“SFAS 142”). This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of FSP 142-3 will have a material effect on its financial position and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company anticipates the adoption of SFAS 161 will not have a material impact on its financial position or results of operations.

Note 2—Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued SFAS No. 157-2, “ Effective Date of FASB Statement No. 157” (“SFAS 157-2”) , which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has adopted the provisions of SFAS 157 as of January 1, 2008 for financials assets including cash and cash equivalents and marketable securities and elected the deferral allowed by SFAS 157-2 except as related to certain intangible assets impaired as of June 30, 2008 and December 31, 2008 as described below.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1- defined as observable inputs such as quoted prices in active markets;

•	Level 2- defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3- defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Assets Valued on a Recurring Basis

As of December 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets included the Company’s financial instruments, including investments associated with auction rate preferred securities (“ARPS”). The Company measures the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at December 31, 2008:

	Total as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents (1)	$32,473	$32,473	$—	$—
Non-current investments available-for-sale (2)	6,351	—	—	6,351

Total	$38,824	$32,473	$—	$6,351

(1)	Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which the Company determines fair value through quoted market prices.

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

As of December 31, 2008, the Company had invested $6.5 million (par value) in ARPS, which are classified as available for sale non-current investments and reflected at $6.4 million (fair value), which includes an unrealized loss of $149,000. For the period February 13, 2008 through December 31, 2008, $1.3 million of investments in ARPS had been redeemed. The Company has included its investments related to ARPS in the Level 3 category.

Before utilizing Level 3 inputs in its fair value measurement, the Company considered significant Level 2 observable inputs of similar assets in active and inactive markets. The Company’s broker dealer received estimated market values from an independent pricing service as of the balance sheet date, which carry these investments at par value due to the overall quality of the underlying investments and the anticipated future market for such investments. Further evidence includes the fact that these investments consist solely of collateralized debt obligations supported by municipal and state agencies; do not include mortgage-backed securities or student loans; have redemption features that call for redemption at 100% of par value; and have a current credit rating of A or

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AAA. However, the fact that there is not an active market to liquidate these certain investments was considered in classifying them as Level 3. Due to the uncertainty with regard to the short-term liquidity of these securities, the Company determined that it could not rely on par value to represent fair value. Therefore, the Company estimated the fair values of these securities utilizing a discounted cash flow valuation model as of December 31, 2008. This analysis considered the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

As a result of the temporary declines in fair value for the Company’s ARPS, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized loss of $149,000 to accumulated other comprehensive income (loss). Due to the Company’s belief that the market for these collateralized instruments may take in excess of twelve months to fully recover, the Company has classified these investments as non-current and has included them in investments on the consolidated balance sheet at December 31, 2008. As of December 31, 2008, the Company continues to earn interest on all of its ARPS instruments. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income (loss). If the Company determines that any future valuation adjustment was other-than-temporary, it would record a charge to earnings as appropriate. The Company is not certain how long it may be required to hold each security. However, given the Company’s current cash position, liquid cash equivalents and expected cash flow from operations, it believes it has the ability to hold, and intends to continue to hold the failed ARPS as long-term investments until the market stabilizes.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at December 31, 2008:

Long-Term Investments
(in thousands)
Balance at December 31, 2007	$—
Transfers to Level 3	7,750
Redemption	(1,250)
Unrealized losses recorded to other comprehensive income	(149)

Balance at December 31, 2008	$6,351

Non-Financial Assets Valued on a Non-recurring Basis

As of December 31, 2008, the Company held certain impaired intangible assets that are measured at fair value on a non-recurring basis, which included certain of the Company’s long-lived and indefinite lived intangible assets that were impaired as of June 30, 2008 and December 31, 2008.

The fair value of these non-financial assets was determined using the following inputs at June 30, 2008:

	Total as of June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Realized (Losses)
	(in thousands)
Total intangible assets	$3,707	$—	$—	$3,707	$(18,445)

In accordance with the provisions of SFAS 142 indefinite-lived intangible assets with a carrying value of $2.2 million were written down during the quarter ended June 30, 2008 to their fair value of $1.5 million, resulting in an impairment charge of $0.7 million, which was included in earnings for the period and is further described in Note 4 under the caption “Goodwill and Intangible Assets.”

In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) intangible assets subject to amortization with a carrying value of $19.9 million were written down to their fair value of $2.2 million, resulting in an impairment charge of $17.7 million during the quarter ended June 30, 2008, which was included in earnings for the period and is further described in Note 4 under the caption “Goodwill and Intangible Assets.”

The fair value of these non-financial assets was determined using the following inputs at December 31, 2008:

	Total as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Realized (Losses)
	(in thousands)
Goodwill	$9,772	$—	$—	$9,772	$(4,429)
Intangible assets	445	—	—	445	(494)

Total goodwill and intangible assets	$10,217	$—	$—	$10,217	$(4,923)

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with the provisions of SFAS 142, goodwill with a carrying value of $14.2 million was written down during the quarter ended December 31, 2008 to its fair value of $9.8 million, resulting in an impairment charge of $4.4 million, which was included in earnings for the period and is further described in Note 4 under the caption “Goodwill and Intangible Assets.”

In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) intangible assets subject to amortization with a carrying value of $0.9 million were written down to their fair value of $0.4 million, resulting in an impairment charge of $0.5 million during the quarter ended December 31, 2008, which was included in earnings for the period and are further described in Note 4 under the caption “Goodwill and Intangible Assets.”

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

Note 3 - Property and Equipment, Net

The Company’s fixed assets consisted of computer software (internally developed and purchased), machinery and equipment, furniture and fixtures, and vehicles, and are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable and amortizable assets to operations over their estimated service lives. Depreciation expense for the years ended December 31, 2006, 2007 and 2008 was $384,000, $940,000 and $2.0 million, respectively. Software amortization expense for the years ended December 31, 2006, 2007 and 2008 was $1.4 million, $529,000 and $1.7 million, respectively. The cost and related accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings.

Property and equipment consisted of the following at December 31, 2007 and 2008:

	December 31,
	2007	2008
	(in thousands)
Machinery and equipment	$4,000	$5,172
Computer software and equipment	5,390	8,356
Vehicles	152	181
Leasehold improvements	704	1,052
Furniture and fixtures	368	465
Construction in process	2,528	2,686

	13,142	17,912
Less accumulated depreciation and amortization	(6,197)	(9,709)

Property and equipment, net	$6,945	$8,203

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2007 and 2008, $2.8 million and $1.2 million, respectively, of the Company’s net property and equipment were located in the Philippines. Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes, at rates based on the following estimated useful lives:

Years
Machinery and equipment	3 – 5
Computer software (purchased and developed)	2 – 5
Computer equipment	3 – 5
Vehicles	3 – 5
Leasehold improvements	3 – 5
Furniture and fixtures	5 – 7

Note 4 – Goodwill and Intangibles

As of October 31, 2008, the Company performed its annual goodwill impairment test and passed step one. However, the Company’s stock price continued to decline significantly to a level indicating a market capitalization below book value during the fourth quarter ended December 31, 2008. In analyzing the decline in stock price, the Company’s management considered the decline to be primarily attributable to overall stock market volatility experienced during the quarter ended December 31, 2008. As a result of the significant reduction in the Company’s public market valuation, management performed an additional impairment test of its goodwill as of December 31, 2008. As a result of completing the first step of the impairment test under SFAS 142, the Company determined that the carrying value of its single reporting segment exceeded its fair value. The Company determined the fair value of its goodwill using an equal weighting of two market approaches and an income approach to determine the fair value of its single reporting unit. The second step of the impairment test indicated that goodwill was impaired and, as a result, a $4.4 million impairment charge was recorded.

Intangibles subject to amortization are expensed on a straight-line basis. Amortization expense relating to intangibles totaled $5.1 million, $8.4 million, and $5.0 million for the years ended December 31, 2006, 2007 and 2008. Assembled workforce included in the intangible assets was increased by $159,000 and decreased by $188,000 due to foreign currency fluctuations as of December 31, 2007 and 2008, respectively.

During the year ended December 31, 2008, the Company acquired certain websites and domain names for a purchase price of $641,000, of which $566,000 was allocated to amortizable intangibles. The intangible assets were valued using a discounted cash flow model and the estimated useful life of the amortizable assets was determined to be five years.

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

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the quarter ended December 31, 2008, the Company recorded, in accordance with SFAS 144, a non-cash impairment charge totaling $0.5 million related to the assembled workforce, which the Company acquired in April 2007. The impairment charge was primarily the result of a reduction during 2008 of the workforce originally acquired in the Philippines. The Company utilized a replacement cost approach in determining fair value which resulted in a lower fair value than the carrying value of the asset. The intangible assets listed below as of December 31, 2008 represent the adjusted basis after the impairment loss.

Intangibles, excluding goodwill, consisted of the following at for the years ended:

		December 31, 2007			December 31, 2008
	Useful Life	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
		(in thousands)
Intangible assets subject to amortization:
Websites	5 years	$28,988	$(9,367)	$19,621	$566	$(35)	$531
Software	2 - 5 years	4,089	(2,202)	1,887	1,040	(624)	416
Vendor agreements	3 years	2,996	(1,613)	1,383	—	—	—
Assembled workforce	7 years	1,445	(155)	1,291	445	—	445
Purchased domain names	3 years	175	(143)	32	175	(170)	5

		37,670	(13,480)	24,214	2,226	(829)	1,397
Intangible assets not subject to amortization:
Domain names	indefinite life	2,230	—	2,230	1,631	—	1,631

Total		$39,900	$(13,480)	$26,444	$3,857	$(829)	$3,028

The following table summarizes the future estimated annual amortization expense for these assets over the next five years:

Years Ending December 31,
2009	$619
2010	198
2011	198
2012	198
2013	163
Thereafter	21

Total	$1,397

Note 5 - Line of Credit

At December 31, 2007, the Company had a $7.0 million committed line of credit agreement with a bank with interest at 0.25% above the lender’s reference rate maturing on October 31, 2009. There were no compensating balance requirements and substantially all the assets of the Company served as collateral on the line of credit. No amounts were outstanding at December 31, 2007 and 2008. The credit agreement contained customary covenants that, among other things, requires compliance with certain financial ratios and targets and restricts the incurrence of additional indebtedness. The Company was compliant with all loan covenants as of December 31, 2007 and 2008. In connection with the transition of the Company’s commercial banking relationship to a new bank in the fourth quarter of 2008, the line of credit was cancelled effective December 31, 2008.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6 - Notes Payable

As a component of the purchase price for the acquisition of Partsbin, the Company entered into promissory notes (“Notes”) in the aggregate principal amount of $5.0 million with the stockholders of Partsbin. The Notes bore interest at LIBOR and were interest only until June 2007. Beginning in the quarter ending June 30, 2007, the Notes were payable in equal quarterly installments until March 31, 2008. The Notes became due and payable upon the completion of the Company’s initial public offering, as defined. The Notes were secured by substantially all the assets of the Company. During the year ended December 31, 2007 and 2008, $4.0 million and $1.0 million was paid on these Notes, respectively, with the proceeds from the initial public offering which occurred on February 9, 2007, see Note 7 under the caption “Initial Public Offering.”

Note 7 - Series A Convertible Preferred Stock and Stockholders’ Equity

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

Approximately $28.0 million of the net proceeds from the offering was used to repay outstanding indebtedness of approximately $18.0 million and $10.0 million under two term loans. In addition, $5.0 million of the net proceeds from the initial public offering was used to repay the notes payable to the former stockholders of Partsbin. Except for the payment of such debt, none of the net proceeds from the offering were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliate, other than in the form of wages or salaries and bonuses paid out in the ordinary course of business. In March 2007, a class action lawsuit was filed alleging violations of federal securities law in connection with our initial public offering. The Company entered into a settlement agreement in this regard in May 2008. In July 2008, the Company funded the settlement consideration to an escrow account totaling $3.4 million, which was court approved in October 2008 and subsequently disbursed. The remaining net proceeds from the initial public offering have been invested in investment-grade securities and cash equivalents.

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

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Split

In January 2007, the Company completed a reverse stock split of the Company’s common stock pursuant to which each share of the Company’s outstanding common stock was converted into 0.6 shares of the Company’s common stock. All 2006 share and per share data included in these consolidated financial statements retroactively reflect the stock split. The allocation of the split to certain stockholder trusts resulted in the cancellation of 6 shares in order to prevent the existence of partial shares.

Stock Options

The Company adopted the 2007 Omnibus Incentive Plan (the “2007 Omnibus Plan”) in January 2007, which became effective on the effective date (February 8, 2007) of the registration statement filed in connection with the Company’s initial public offering. Under the 2007 Omnibus Plan, the Company is authorized to issue 2.4 million shares of common stock under various instruments plus an automatic annual increase on the first day of each of the Company’s fiscal years beginning on January 1, 2008 and ending on January 1, 2017 equal to (i) the lesser of (A) 1,500,000 shares of Common Stock or (B) five percent (5%) of the number of shares of Common Stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of Common Stock as determined by the Company’s Board of Directors. Options granted under the 2007 Omnibus Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must be equal to 100% of the fair market value on the date of grant. The 2007 Omnibus Plan provides for automatic grant of options to purchase common stock to non-employee directors.

At December 31, 2008, 200,681 shares were available for future grants under the 2007 Omnibus Plan.

The following table summarizes the Company’s stock option activity under the 2007 Omnibus Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2007	1,891,063	$6.75
Granted	2,663,000	$3.18
Exercised	—	—
Expired	(87,572)	$6.42
Forfeited	(774,834)	$6.56
Options outstanding, December 31, 2008	3,691,657	$4.22	8.67	$—
Vested and expected to vest at December 31, 2008	2,869,189	$4.36	8.57	$—
Options exercisable, December 31, 2008	794,653	$5.62	7.28	$—
Options exercisable, December 31, 2007	—	$—	—	$—

The weighted-average fair value of options granted during the years ended December 31, 2007 and 2008 was $6.66 and $1.20, respectively.

The intrinsic value of stock options at the date of exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During the year ended December 31, 2008, there were no exercises under the 2007 Omnibus Plan. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value price of the Company’s common stock for options that were in-the-money as of December 31, 2008. No options outstanding at December 31, 2008 were in-the-money.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information with respect to outstanding options under the 2007 Omnibus Plan as of December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$1.74-$3.06	1,262,666	9.53	$2.39	81,666	$3.06
$3.16-$3.72	720,000	9.46	$3.40	43,636	$3.51
$4.01-$5.55	744,500	8.83	$4.74	150,000	$5.55
$5.81-$6.78	606,579	5.86	$5.85	384,200	$5.83
$7.10-$8.65	272,912	8.45	$8.31	96,425	$8.28
$8.70-$9.41	85,000	8.60	$9.03	38,726	$9.07

Totals	3,691,657	8.67	$4.22	794,653	$5.62

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

At December 31, 2008, 1,000,000 shares were available for future grants under the 2007 New Employee Plan.

The following table summarizes the Company’s stock option activity under the 2007 New Employee Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2007	1,000,000	$8.65
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Options outstanding, December 31, 2008	1,000,000	$8.65	8.79	$—
Vested and expected to vest at December 31, 2008	625,308	$8.65	8.79	$—
Options exercisable, December 31, 2008	218,750	$8.65	8.79	$—
Options exercisable, December 31, 2007	—	$—	—	$—

The weighted-average fair value of options granted during the year ended December 31, 2007 was $8.65.

The intrinsic value of stock options at the date of exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During the year ended December 31, 2008, there were no exercises under the 2007 New Employee Plan. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value price of the Company’s common stock for options that were in-the-money as of December 31, 2008. No options outstanding at December 31, 2008 were in-the-money.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information with respect to outstanding options under the 2007 New Employee Plan as of December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$8.65	1,000,000	8.79	$8.65	218,750	$8.65

The Company adopted the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) in March 2006. All stock options to purchase common stock granted to employees in 2006 were granted under the 2006 Plan and had exercise prices equal to the fair value of the underlying stock, as determined by the Company’s Board of Directors on the applicable option grant date. The Board of Directors determined the value of the underlying stock by considering a number of factors, including historical and projected financial results, the risks the Company faced at the time, the preferences of the Company’s Preferred Stock holders and the lack of liquidity of the Company’s common stock. No stock options were granted by the Company prior to the adoption of the 2006 Plan. At December 31, 2008, there were no shares available for future grants under the 2006 Plan.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2007	2,008,338	$8.74
Granted	—	$—
Exercised	—	$—
Expired	(478,633)	$9.30
Forfeited	(551,701)	$8.79
Options outstanding, December 31, 2008	978,004	$7.97	5.92	$—
Vested and expected to vest at December 31, 2008	952,466	$7.96	5.88	$—
Options exercisable, December 31, 2008	735,899	$7.87	5.42	$—
Options exercisable, December 31, 2007	2,008,338	$8.51	2.32	$1,263,802
Options exercisable, December 31, 2006	2,786,532	$8.74	3.36	$8,187,950

The weighted-average fair value of options granted during the years ended December 31, 2006 and 2007 was $11.68 for each year.

The intrinsic value of stock options at the date of exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During the year ended December 31, 2007, the intrinsic value of options exercised was $18,524. During the year ended December 31, 2008, there were no exercises under the 2006 Plan. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value price of the Company’s common stock for options that were in-the-money as of December 31, 2008. No options outstanding at December 31, 2008 were in-the-money.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information with respect to outstanding options under the 2006 Plan as of December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$5.81-$6.78	700,144	5.45	$6.78	536,075	$6.78
$7.10-$8.64	29,040	0.19	$7.10	29,040	$7.10
$8.70-$9.41	27,360	7.39	$9.17	17,670	$9.17
$11.68	221,460	7.97	$11.68	153,114	$11.68

Total	978,004	5.92	$7.97	735,899	$7.87

Warrants

At December 31, 2008, the Company had outstanding vested warrants to purchase up to 84,332 shares of common stock, which warrants terminate three years after their respective grant dates. The following table summarizes the warrants outstanding at December 31, 2008:

Security Issued Upon Exercise	No. of Shares	Grant Date	Exercise Price	Purpose of Grant
Common stock	66,332	March 3, 2006	$6.78	Financial advisory services
Common stock	18,000	May 22, 2006	$9.17	Lending arrangement

Total	84,332

The March 3, 2006 warrants were issued in connection with the placement of the Preferred Stock to the placement agent as a portion of their fee. The warrants are immediately exercisable and fully vested. The fair value of these warrants has been netted against the proceeds of the private placement and recorded as a reduction to the Preferred Stock. The May 22, 2006 warrants were issued as part of the $22.0 million secured debt financing associated with the Partsbin acquisition and was recorded as a discount on notes payable. Both issuances increased additional paid-in-capital on common stock.

The Company determined the fair value of the warrants at the date of grant using the Black-Scholes option pricing model based on the estimated fair value of the underlying common stock, a volatility rate ranging from 30% to 31%, zero dividends, a risk-free interest rate ranging from 4.75% to 5.00%, and an expected life of two years.

Note 8 - Accounting for Share-Based Compensation

The Company accounts for share-based compensation in accordance with SFAS 123(R), which was adopted on January 1, 2006. No stock options were granted prior to January 1, 2006. All stock options issued to employees are recognized as share-based compensation expense in the financial statements based on their respective grant date fair values, on a straight-line basis and are recognized within the statements of income as general and administrative, marketing, fulfillment or technology expense, based on employee departmental classifications.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. As of December 31, 2008, the Company did not have an adequate history of market prices of its common stock as the Company only recently became a public company, and as such the Company estimates volatility in accordance with SAB No. 107 using historical volatilities of similar public entities. The expected life of an award is based on a simplified method which defines the life as the average of the contractual term of the option and the weighted average vesting period for all open tranches. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected life of the awards. The dividend yield assumption is based on the Company’s expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the each of the years ended:

	December 31,
	2006	2007	2008
Expected life	3– 4 years	1– 4 years	1– 6.24 years
Risk-free interest rate	5%	3% – 5%	1% – 3%
Expected volatility	30% –38%	32% –39%	40% – 50%
Expected dividend yield	0%	0%	0%

Using the Black-Scholes option-pricing model for the estimated weighted average fair value of an option to purchase one share of common stock granted during the year ended December 31, 2008, the resulting fair value was $1.20 per share of common stock subject to options.

In October 2007 and May 2008, respectively, the Board approved option grants, which contained market condition requirements. These options will vest based on the achievement of specified stock price appreciation milestones, which represents a market condition, over a five-year period commencing on October 15, 2007 and May 15, 2008. The October 2007 and May 2008 option grants were for 250,000 shares each. The fair value of the option was estimated on the date of grant using the Monte Carlo option pricing model with the following average assumptions:

	December 31,
	2007	2008
Expected life	2.4 years	2 years
Risk-free interest rate	4.20%	3.01%
Expected volatility	39%	41%
Expected dividend yield	0%	0%
Initial stock price	$8.65	$3.72

Share-Based Compensation Expense

The Company’s adoption of SFAS 123(R), effective January 1, 2006, resulted in the recognition of share-based compensation expense of $856,000, $2.2 million and $2.9 million, net of $171,000, $508,000 and $287,000 of expense capitalized as internally-developed software, for each of the years ended December 31, 2006, 2007 and 2008, respectively. This share-based compensation expense caused the Company’s basic net income (loss) per share for the years ended December 31, 2006, 2007 and 2008 to be reduced by $0.06, $0.08 and $0.10, respectively.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under SFAS 123(R), forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rate was calculated based on actual historical forfeitures experienced under our equity plans. In the third quarter of 2008, the Company performed its periodic review of the estimated forfeiture rate and based on turnover during the last twelve months, adjusted the weighted-average forfeiture rate from 5% to 16.7%. This change in estimated forfeiture rate was not material to the third quarter of 2008 but did result in a decrease of approximately $2.9 million in share-based compensation expense for the remaining weighted-average period.

There was $6.5 million of unrecognized compensation expense related to stock options as of December 31, 2008, which expense is expected to be recognized over a weighted-average period of 2.85 years. The table below sets forth the expected amortization of share-based compensation expense for the next four years for all options granted as of December 31, 2008, assuming all employees remain employed by the Company for their remaining vesting periods:

	Years Ending December 31,
	2009	2010	2011	2012
	(in thousands)
Amortization of share-based compensation	$2,735	$1,872	$1,219	$704

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

Note 9 - Net Income (Loss) Per Share

Net income (loss) per share has been computed in accordance with FASB Statement No. 128, “Earnings Per Share.” The following table sets forth the computation of basic and diluted net income (loss) per share:

	Years Ended December 31,
	2006	2007	2008
	(in thousands, except share and per share data)
Net Income (Loss) Per Share
Numerator:
Net income (loss)	$3,496	$(3,597)	$(16,906)
Denominator:
Weighted-average common shares outstanding (basic)	14,437,657	28,274,022	29,846,757
Common equivalent shares from conversion of preferred stock	5,524,683	—	—
Common equivalent shares from common stock options and warrants	28,091	—	—

Weighted-average common shares outstanding (diluted)	19,990,431	28,274,022	29,846,757
Basic net income (loss) per share	$0.24	$(0.13)	$(0.57)

Diluted net income (loss) per share	$0.17	$(0.13)	$(0.57)

Potentially dilutive securities not included in the calculation of diluted net income per share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	Years Ended December 31,
	2006	2007	2008
Common stock warrants	—	84,332	84,332
Options to purchase common stock	1,649,614	4,899,400	5,669,661

Total	1,649,614	4,983,732	5,753,993

Note 10 - Income Taxes

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” which became effective for the Company on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has greater than 50 percent likelihood of being realized upon ultimate settlement. As a result of the adoption of FIN 48 at January 1, 2007 and as of December 31, 2008 as a result of updating its current year analysis, the Company recognized no material adjustment in the liability for unrecognized income tax benefits and no corresponding interest or penalties; however the Company’s policy is to record interest and penalties as income tax expense. During 2008, the Company was under audit by the Internal Revenue Service for the year ended December 31, 2006; the audit was resolved through payment of a non-material sum of money for one calculation error. The tax years 2004, 2005 and 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense as it relates to the Company’s consolidated entity which was a C corporation for the years ended December 31, 2006, 2007 and 2008 consists of the following:

	Years Ended December 31,
	2006	2007	2008
	(in thousands)
Current:
Federal tax	$2,432	$1,634	$(50)
State tax	733	570	(121)
Foreign tax	—	90	52

Total current taxes	3,165	2,294	(119)

Deferred:
Federal tax	(2,018)	(1,409)	(9,097)
State tax	(597)	(349)	(2,606)
Foreign tax	—	—	—

Total deferred taxes	(2,615)	(1,757)	(11,703)

Income tax expense (benefit), consolidated	$550	$538	$(11,822)

Income tax expense differs from the amount that would result from applying the federal statutory rate as follows:

	Years Ended December 31,
	2006	2007	2008
	(in thousands)
Income tax at U.S. federal statutory rate	$1,374	$(1,114)	$(9,768)
Share-based compensation	111	161	(1,880)
State income tax, net of federal tax effect	240	(192)	161
S-Corporation rate adjustment	(715)	—	—
Change in rate for deferred tax assets	(457)	—	—
Tax exempt interest	—	(210)	(220)
Legal settlement	—	1,789	—
Foreign tax	—	90	60
Other	(3)	14	(175)

Effective tax (benefit) provision	$550	$538	$(11,822)

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

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and deferred tax liabilities at December 31, 2006, 2007 and 2008 consisted of the following:

	December 31,
	2007	2008
	(in thousands)
Deferred tax assets:
Inventory reserve	$241	$517
Share-based compensation	933	1,941
Amortization	3,573	12,535
Book over tax depreciation	—	—
Sales reserve	284	264
Deferred state tax deduction	115	—
Other comprehensive income	—	60
Net operating loss carryforwards	—	1,361
Other	183	240

Total deferred tax assets	5,330	16,918
Deferred tax liability:
Tax over book depreciation	370	762
Tax over book goodwill amortization	567	—

Total deferred tax liability	937	762

Net consolidated deferred tax assets (liabilities)	$4,393	$16,156

Included in accrued expenses are income taxes receivable of $1.3 million and $32,000 for the years ended December 31, 2007 and 2008, respectively. Income taxes consist primarily of domestic taxes.

At December 31, 2008, federal and state net operating loss carryforwards were $3.5 million and $2.8 million, respectively. Federal net operating loss carryforwards begin to expire in 2029, while state net operating loss carryforwards begin to expire in 2019.

Note 11 - Related-Party Transactions

Beginning in November 2003, the Company leased its corporate headquarters and primary warehouse from Nia Chloe, LLC (“Nia Chloe”), whose members include two of our board members. Lease payments and expenses associated with this related party arrangement totaled $541,000, $527,000 and $548,000, respectively, for the years ended December 31, 2006, 2007 and 2008. The Company has evaluated its relationship with Nia Chloe with regard to FIN 46R, “Consolidation of Variable Interest Entities.” The Company has determined that Nia Chloe does not meet the criteria for consolidation under FIN 46R and therefore this entity is not consolidated in the Company’s financial statements.

In September 2006, MBS Tek was recapitalized and became a majority-owned subsidiary of the Company. The Company owns all of the outstanding shares of MBS Tek except for five shares in the aggregate, representing approximately 0.1% of the total outstanding shares of MBS Tek, of which two of the Company’s officers each hold one share. Prior to September 2006, MBS Tek was owned by certain stockholders of the Company and mirrored the ownership of the Company. For the nine months ended September 30, 2006, the Company paid MBS Tek an aggregate of $759,000 in connection with marketing, software development, sales and customer service. Subsequent to September 30, 2006, MBS Tek has been consolidated into the Company and expenses are no longer treated as payments subject to related party treatment.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From time to time, the Company has purchased inventory from an entity partially owned by a member of the Company’s Board of Directors. During the years ended December 31, 2006, 2007 and 2008, the Company purchased inventory totaling $360,000, $394,000 and $242,000, respectively, from the entity, which the Company believes to be at fair market value.

In addition, the Company purchased office and warehouse supplies during the year ended December 31, 2006 from a related party in the amount of $131,000, which the Company believes was the fair market value of the supplies.

Since 2004, a related party has used a portion of the Company’s facility located in Nashville, Tennessee. For the years ended December 31, 2006, 2007 and 2008, the related party paid to the Company $36,000, $60,000 and $60,000, respectively, as payment for its use of such portion of the Company’s Tennessee facility.

A related entity also provided printing services for the Company. For the years ended December 31, 2006 and 2007, the Company paid this entity $170,000 and $62,000, respectively, for such services.

In March 2006, concurrent with the Company’s recapitalization and the termination of the Company’s S corporation status, the Company distributed to the Company’s stockholders an aggregate of $51.7 million in cash, in proportion to their ownership of the Company’s common stock. At the time of this event, those stockholders were directors and officers of the Company.

In connection with the Company’s acquisition of Partsbin in May 2006, the Company issued to a stockholder of Partsbin a promissory note in the principal amount of approximately $1.9 million, which bore interest at LIBOR, all of which was outstanding as of December 31, 2006. The stockholder served as a director and officer of the Company until October 2007. The note was fully paid in the first quarter of 2008.

Since October 2006, the Company has purchased paid search engine marketing services from an entity of which a member of the Company’s Board of Directors is the chairman. During the years ended December 31, 2006, 2007 and 2008, the Company purchased paid search engine marketing services totaling $5,000, $344,000 and $281,000, respectively, from the entity, which the Company believes to be at fair market value.

In September 2008, the Company entered into a verbal agreement with a member of the Company’s Board of Directors to provide consulting services. The arrangement may be terminated by either party at anytime, and the director will be paid $10,000 per month. For the year ended December 31, 2008, the total consulting fees paid were $40,000.

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

Note 12 - Commitments and Contingencies

The Company’s corporate headquarters and primary warehouse facilities are under a lease, which commenced in November 2003 and expired in December 2008. The facilities are now being leased on a month to month basis. The rent for the facilities is increased annually by the greater of 2% or the increase in the U.S. Consumer Price Index.

In September 2004, the Company entered into a lease for warehouse space adjacent to its primary facility in Carson, California from a third-party under an agreement that expired August 31, 2006. This lease was renewed through February 28, 2009 and is currently month-to-month. On October 1, 2006, the Company entered into a third lease agreement for additional warehouse space adjacent to its primary facilities in Carson, CA. This lease expires May 31, 2009. Additionally, the Company leases warehouse space in Tennessee and Kansas from a third-party on a month to month basis and leases office space internationally, with minimal lease cost, to help support its Internet marketing and administrative functions.

As part of the Partsbin acquisition on May 19, 2006, the Company acquired a lease for office space in Trenton, New Jersey with monthly payments of $11,614 including common area maintenance charges, real estate taxes, water, sewer and utilities. This lease was entered into by Partsbin in November 2001 and was cancelled in the quarter ended December 31, 2008.

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

In December 2008, the Company entered into a five-year operating lease for warehouse space in Chesapeake, Virginia, which commences in January 2009 and expires in December 2013. Under the terms of the lease, the Company added approximately 72,500 square feet of space for initial monthly rent of approximately $15,000 with annual rent escalations. Additionally, the Company has one option to extend the terms for an additional five years on or before June 30, 2013 and one option to terminate the lease effective December 31, 2011 with six months prior written notice.

Facility rent expense, inclusive of amounts paid to Nia Chloe, for the years ended December 31, 2006, 2007 and 2008, were $974,000, $1.4 million and $1.6 million, respectively.

Future minimum facility lease payments required under the above operating leases as of December 31, 2008 are $486,000, $416,000, $399,000, 406,000 and $414,000 for 2009 to 2013, respectively.

Obligations Under Capital Leases

The Company finances certain equipment under capital leases. Assets held under capital leases totaled $264,000 and $264,000 for the years ended December 31, 2007 and 2008, respectively. Accumulated depreciation for assets held under capital leases totaled $130,000 and $188,000 for the years ended December 31, 2007 and 2008, respectively. Depreciation of assets held under capital leases is included in depreciation expense and was $52,000 and $57,000 for the years ended December 31, 2007 and 2008, respectively. Capitalized leases bear interest ranging from a nominal rate to 10.68%.

Future minimum lease payments under capital leases as of December 31, 2008 are $47,000 for the year ending December 31, 2009.

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

On June 6, 2007, the USITC issued its Notice of Final Determination. The Notice of Final Determination denied Respondent’s petition for reconsideration and their motion for leave to supplement their petition. In addition, the USITC issued a general exclusion order prohibiting the importation of certain automotive parts found to infringe the seven Ford design patents found valid. The USITC’s decision became final on August 6, 2007. On May 18, 2007, Ford filed a Notice of Appeal with the United States Federal Circuit Court of Appeals with regard to the three patents declared invalid in the ALJ’s Initial Determination. On August 23, 2007, the Respondents filed a Notice of Appeal with the United States Federal Court of Appeals for the federal circuit. The appeals were consolidated. On October 17, 2008, the parties finished briefing the appeal. The federal circuit heard oral arguments from the parties during the first quarter of 2009, and the parties await a ruling.

The Company will continue to defend this action vigorously. At the time the exclusion order was issued, the parts that are subject to the order comprised only a minimal amount of the Company’s sales. However, as such parts become incorporated into more vehicles over time, it is likely that the amount of the Company’s sales of such parts could have increased substantially. If the ten design patents in question are ultimately found on appeal to be valid and infringed, it is not anticipated that the loss of sales of these parts will be materially adverse to the Company’s financial condition, cash flows or results of operations. However, depending upon the nature and extent of any adverse ruling, other auto manufacturers may attempt to assert similar allegations based upon design patents on a significant number of parts for several of their models, which over time could have a material adverse impact on the entire aftermarket parts industry.

On May 2, 2008, Ford filed with the USITC another complaint under Section 337 of the Tariff Act of 1930. The complaint alleges that the Company and seven other domestic and foreign entities import and sell certain automotive parts relating to the 2005 Ford Mustang that infringes eight Ford design patents. The USITC voted to institute an investigation, notice of which was published in the Federal Register on June 5, 2008. The Company has obtained extensions of its response date to Ford’s complaint because the parties have been negotiating settlement. The Company expects settlement to be completed during the first half of 2009.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In August 2007, the Company also received a letter from the SEC that indicated that the SEC had commenced an informal inquiry into the events leading up to the Company’s announcement on March 20, 2007 of its financial results for the fourth quarter and year ended December 31, 2006. On October 30, 2008, the Company received correspondence from the SEC indicating that it was concluding the inquiry and recommending no enforcement action.

Note 13 - Employee Retirement Plan

Effective February 17, 2006, the Company adopted a 401(k) defined contribution retirement plan covering all full time employees who have completed one month of service. The Company may, at its sole discretion, match fifty cents per dollar up to 6% of each participating employee’s salary. The Company’s contributions vest in annual installments over three years. Discretionary contributions made by the Company totaled $82,000, $145,000 and $147,000 for the years ended December 31, 2006, 2007 and 2008, respectively.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14 - Quarterly Information (Unaudited)

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

	Three Months Ended
	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	March 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
	(in thousands, except share and per share data)
Consolidated Statement of Income Data:
Net sales	$43,743	$42,112	$37,787	$37,315	$40,009	$43,105	$36,554	$33,756
Gross profit	13,669	13,785	13,691	12,680	13,750	14,587	12,069	12,149
Income (loss) from operations	673	740	1,135	(6,755)	(1,711)	(20,341)	(1,069)	(6,607)
Income (loss) before income taxes	395	1,288	1,527	(6,269)	(1,439)	(20,105)	(853)	(6,331)
Net income (loss)	$235	$773	$894	$(5,498)	$(875)	$(12,063)	$(491)	$(3,477)
Basic net income (loss) per share	$0.01	$0.03	$0.03	$(0.18)	$(0.03)	$(0.40)	$(0.02)	$(0.12)
Diluted net income (loss) per share	$0.01	$0.03	$0.03	$(0.18)	$(0.03)	$(0.40)	$(0.02)	$(0.12)
Shares used in computation of basic net income (loss) per share	23,491,850	29,832,927	29,837,538	29,846,757	29,846,757	29,846,757	29,846,757	29,846,757
Shares used in computation of diluted net income (loss) per share	26,564,603	29,853,346	30,009,891	29,846,757	29,846,757	29,846,757	29,846,757	29,846,757

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Acquisition Agreement dated May 19, 2006 by and among U.S. Auto Parts Network, Inc. and Partsbin, Inc., on the one hand, and The Partsbin.com, Inc., All OEM Parts, Inc., Power Host, Inc., Auto Parts Web Solutions, Inc., Web Chat Solutions, Inc., Everything Internet, LLC, Richard E. Pine, Lowell E. Mann, Brian Tinari and Todd Daugherty, on the other hand

3.1	Second Amended and Restated Certificate of Incorporation of U.S. Auto Parts Network, Inc. as filed with the Delaware Secretary of State on February 14, 2007 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

3.2	Amended and Restated Bylaws of U.S. Auto Parts Network, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

4.1*	Specimen common stock certificate

10.1+*	U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan

10.2+*	Form of Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.3+*	Form of Notice of Grant of Stock Option under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.4+*	Form of Acceleration Addendum to Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.5+*	U.S. Auto Parts Network, Inc. 2007 Omnibus Plan and forms of agreements

10.8+*	Offer Letter of Employment dated May 19, 2006 by and between U.S. Auto Parts Network, Inc. and Richard Pine

10.9+*	Non-Competition Agreement dated May 19, 2006 by and among U.S. Auto Parts Network, Inc. and Richard Pine, Lowell Mann, Brian Tinari and Todd Daugherty

10.10*	Shareholder’s Release dated May 19, 2006 by and between U.S. Auto Parts Network, Inc. and Richard Pine

10.23*	Commercial Lease Agreement dated January 1, 2004 by and between U.S. Auto Parts Network, Inc. and Nia Chloe Enterprises, LLC

10.24*	Standard Industrial/Commercial Multi-Tenant Lease — Gross dated October 1, 2006 by and between U.S. Auto Parts Network, Inc. and Margay 2003, LLC

10.25*	Standard Industrial/Commercial Multi-Tenant Lease — Gross dated July 12, 2004 by and between U.S. Auto Parts Network, Inc. and Isadore Socransky

10.26*	Lease dated November 30, 2004 by and between U.S. Auto Parts Network, Inc. and William Coats

10.27†*	Catalog License and Parts Purchase Agreement dated November 20, 2006 by and between U.S. Auto Parts Network, Inc. and WORLDPAC, Inc.

10.28+*	Employment Agreement dated January 2007 by and between U.S. Auto Parts Network, Inc. and Michael J. McClane

10.29†*	Services Agreement dated October 3, 2006 by and between U.S. Auto Parts Network, Inc. and Efficient Frontier, Inc.

10.32+*	Offer Letter of Employment dated January 1, 2006 by and between U.S. Auto Parts Network, Inc. and Houman Akhavan

10.33+*	Form of Indemnification Agreement for Officers and Directors

Exhibit No.	Description

10.34+*	Indemnification Agreement dated March 3, 2006 by and between U.S. Auto Parts Network, Inc. and Frederic Harman

10.35*	Deeds of Assignment and Declarations of Trust executed September 2006 regarding MBS Tek Corporation stock transfer

10.39	Purchase Agreement, dated April 20, 2007, by and among U.S. Auto Parts Network, Inc., Access Worldwide Communications, Inc. and their respective Philippine affiliates (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2007)

10.40	Lease Agreements, dated August 8, 2007, by and among MBS Tek Corporation and Roshan Commercial Corp. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2007)

10.41	Form of Suppliers’ Agreement entered into between U.S. Auto Parts Network, Inc. and certain of its U.S. based suppliers and primary drop-ship vendors (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2007)

10.42+	Employment Agreement dated October 12, 2007 between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.43+	Non-Qualified Stock Option Agreement dated October 15, 2007 between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.44+	Non-Qualified Stock Option Agreement dated October 15, 2007 (performance grant) between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.45+	2007 New Employee Incentive Plan (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.46	Lease Agreement, dated October 11, 2007, by and between MBS Tek Corporation and Averon Holding Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007)

10.47+	2008 Base Salaries and Target Bonuses of Certain Officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2008)

10.54+	Employment Agreement, dated April 3, 2008, between the Company and Aaron Coleman (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2008)

10.55	Support Continuity Agreement, dated April 28, 2008, between the Company and Alexander Adegan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2008)

10.56	Consulting Agreement, dated April 28, 2008, among the Company, uParts.com, Inc. and Alexander Adegan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2008)

10.57	Non-Incentive Stock Option Agreement, dated April 28, 2008, between the Company and Alexander Adegan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2008)

10.58+	Non-Qualified Stock Option Agreement, dated May 15, 2008, by and between the Company and Shane Evangelist (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2008)

Exhibit No.	Description

10.59	Stipulation of settlement in the matter entitled: In re U.S. Auto Parts Network, Inc. Securities Litigation, Case No. CV 07-2030-GW (JC) (incorporated by reference to Exhibit 10.1 on the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2008)

10.60+	Separation Agreement and Release of Claims, dated December 9, 2008, between the Company and Michael J. McClane (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008)

10.61	Consulting Agreement, dated December 9, 2008, between the Company and Michael J. McClane (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008)

10.62+	2009 Base Salaries and Target Bonuses of Certain Officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2009)

10.63+	Employment Agreement, dated February 16, 2009 between the Company and Theodore Sanders (incorporated by reference to Exhibit 10.62 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2009)

10.64+	Non-Qualified Stock Option Agreement, dated February 16, 2009, between the Company and Theodore Sanders (incorporated by reference to Exhibit 10.63 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2009)

10.65+	Non-Qualified Stock Option Agreement (performance grant), dated February 16, 2009, between the Company and Theodore Sanders (incorporated by reference to Exhibit 10.64 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2009)

10.66	Lease agreement dated December 16, 2008 by and between U.S. Auto Parts Network, Inc. and Ashley Indian River, LLC

21.1*	Subsidiaries of U.S. Auto Parts Network, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the exhibit of the same number from the registration statement on Form S-1 of U.S. Auto Parts Network, Inc. (File No. 333-138379) initially filed with the Securities and Exchange Commission on November 2, 2006, as amended.

+	Indicates a management contract or compensatory plan or arrangement

†	U.S. Auto Parts Network, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been separately filed with the Securities and Exchange Commission.