Form 10-Q
period 2009-04-04
U.S. Auto Parts Network, Inc.
filed 2009-05-14
CIK 1378950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒      No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 11, 2009, the registrant had 29,846,757 shares of common stock, $0.001 par value, outstanding.

U.S. AUTO PARTS NETWORK, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THIRTEEN WEEKS ENDED APRIL 4, 2009

Unless the context requires otherwise, as used in this report, the terms “U.S. Auto Parts,” the “Company,” “we,” “us” and “our” refer to U.S. Auto Parts Network, Inc. and its subsidiaries, and the term “Partsbin” refers to All OEM Parts, Inc., ThePartsBin.com, Inc. and their affiliated companies, which we acquired in May 2006.

 U.S. Auto Parts®, U.S. Auto Parts Network™, and PartsTrain® are our United States registered marks. Partsbin™, Kool-Vue™ and Auto-Vend™ are our United States common law trademarks. All other trademarks and trade names appearing in this report are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that do not relate strictly to historical or current facts, and anticipate results based on management's beliefs and assumptions and on information currently available to management.  These statements are forward looking statements for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933 (the “Securities Act”).  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “will likely continue,” “will likely result” and similar expressions intended to identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding our anticipated sales, revenue, expenses, profits and losses, capital needs, capital deployment, liquidity, contracts, litigation, product offerings, customers, acquisitions, competition and the status of our facilities. Forward-looking statements, no matter where they occur in this document or in other statements attributable to the Company involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Part II, Item 1A of this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

 PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. AUTO PARTS NETWORK, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data and par value)

	April 4, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,939	$32,473
Accounts receivable, net	2,008	1,353
Inventory, net	11,337	10,910
Deferred income taxes	2,095	2,095
Other current assets	2,934	2,090
Total current assets	52,313	48,921

Property and equipment, net	9,035	8,203
Intangible assets, net	2,658	3,028
Goodwill	9,772	9,772
Deferred income taxes	12,744	14,061
Investments	6,351	6,351
Other non-current assets	93	94
Total assets	$92,966	$90,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,677	$5,702
Accrued expenses	8,426	5,663
Capital leases payable, current portion	28	47
Other current liabilities	1,911	1,496
Total current liabilities	15,042	12,908
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at April 4, 2009 and December 31, 2008; 29,846,757 shares issued and outstanding at April 4, 2009 and December 31, 2008	30	30
Additional paid-in capital	147,490	146,408
Accumulated other comprehensive loss	(89)	(88)
Accumulated deficit	(69,507)	(68,828)
Total stockholders’ equity	77,924	77,522

Total liabilities and stockholders’ equity	$92,966	$90,430

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Thirteen Weeks Ended April 4, 2009	Three Months Ended March 31, 2008

Net sales	$39,664	$40,009
Cost of sales	25,024	26,259
Gross profit	14,640	13,750
Operating expenses:
Marketing (1)	5,335	5,967
General and administrative (1)	4,765	4,623
Fulfillment (1)	2,652	2,088
Technology (1)	928	684
Amortization of intangibles	367	2,099
Total operating expenses	14,047	15,461
Income (loss) from operations	593	(1,711)
Other income, net	91	272
Income (loss) before income taxes	684	(1,439)
Income tax provision (benefit)	1,363	(564)
Net loss	$(679)	$(875)

Basic and diluted net loss per share	$(0.02)	$(0.03)
Shares used in computation of basic and diluted net loss per share	29,846,757	29,846,757

(1)	Includes share-based compensation expense as follows:

	Thirteen Weeks Ended April 4, 2009	Three Months Ended March 31, 2008
Marketing	$106	$83
General and administrative	822	503
Fulfillment	47	32
Technology	52	13
Total share-based compensation expense	$1,027	$631

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Thirteen Weeks Ended	Three Months Ended
	April 4, 2009	March 31, 2008
Operating activities
Net loss	$(679)	$(875)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,018	795
Amortization of intangibles	367	2,099
Share-based compensation expense	1,027	631
Deferred taxes	1,317	—
Changes in operating assets and liabilities:
Accounts receivable, net	(655)	29
Inventory, net	(427)	(1,449)
Other assets	(843)	(2,359)
Accounts payable and accrued expenses	1,501	826
Other current liabilities	415	212
Net cash provided by (used in) operating activities	3,041	(91)
Investing activities
Additions to property, equipment and intangibles	(1,565)	(1,024)
Proceeds from the sale of marketable securities	—	20,400
Purchase of marketable securities	—	(5,500)
Net cash provided by (used in) investing activities	(1,565)	13,876
Financing activities
Payments made on notes payable	—	(1,000)
Payments on short-term financing	(19)	(18)
Net cash used in financing activities	(19)	(1,018)

Effect of changes in foreign currencies	9	(10)
Net increase in cash and cash equivalents	1,466	12,757
Cash and cash equivalents at beginning of period	32,473	19,399
Cash and cash equivalents at end of period	$33,939	$32,156

Supplemental disclosure of non-cash investing activities:
Accrued asset purchases	$237	$—

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of U.S. Auto Parts Network, Inc. (collectively with its subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of April 4, 2009 and December 31, 2008, and the consolidated results of operations for the thirteen weeks ended April 4, 2009 and three months ended March 31, 2008, and cash flows for the thirteen weeks ended April 4, 2009 and three months ended March 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the thirteen weeks ended April 4, 2009 are not necessarily indicative of those to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 26, 2009.

Change in Fiscal Year

The Company changed its fiscal year from a calendar year ending on December 31 to a 52/53 week fiscal year ending on the first Saturday following December 31. The change in the Company’s fiscal year took effect on January 1, 2009; therefore there was no transition period in connection with this change in the Company’s fiscal year-end. As a result, the first quarter of 2009 consists of the thirteen weeks ended April 4, 2009 and the first quarter of 2008 consists of the three months ended March 31, 2008.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, but are not limited to, the valuation of investments, the valuation of inventory, valuation of deferred tax assets and liabilities, estimated useful lives of property, equipment and software, valuation of intangible assets, including goodwill, recoverability of software development costs, valuation of sales returns and allowances, and the collectibility of accounts receivable. Actual results could differ from these estimates.

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

    Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations” and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS 141R as of January 1, 2009. The adoption did not have a material impact on its financial position and results of operation.

In April 2008, the FASB issued FASB Staff Position ("FSP") No. 142-3, "Determination of the Useful Life of Intangible Assets" (“FSP 142-3”).  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS  No. 142, "Goodwill and Other Intangible Asset" (“SFAS 142”).  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  The Company adopted FSP 142-3 as of January 1, 2009. The adoption did not have a material effect on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted SFAS 161 on January 1, 2009.  The adoption did not have a material impact on its financial position or results of operations.

Note 2—Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

In February 2008, the FASB issued SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As of January 1, 2009, the Company has adopted the provisions of SFAS 157 for all non-financial assets and non-financial liabilities.

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

Financial Assets Valued on a Recurring Basis

As of April 4, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s financial instruments, including investments associated with the auction rate preferred securities (“ARPS’). The Company measures the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at April 4, 2009 and December 31, 2008 (in thousands):

	April 4, 2009
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$33,939	$33,939	$—	$—
Non-current investments available-for-sale (2)	6,351	—	—	6,351
Total	$40,290	$33,939	$—	$6,351

	December 31, 2008
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$32,473	$32,473	$—	$—
Non-current investments available-for-sale (2)	6,351	—	—	6,351
Total	$38,824	$32,473	$—	$6,351
_______________

(1)	Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

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

As of April 4, 2009, the Company had invested $6.5 million (par value) in ARPS, which are classified as available for sale securities and reflected at $6.4 million (fair value), which includes an unrealized loss of $149,000. For the period February 13, 2008 through April 4, 2009, $1.3 million of investments in ARPS had been redeemed. The Company has included its investments related to ARPS in the Level 3 category.

Before utilizing Level 3 inputs in our fair value measurement, the Company considered significant Level 2 observable inputs of similar assets in active and inactive markets. The Company’s broker dealer received estimated market values from an independent pricing service as of the balance sheet date which carry these investments at par value due to the overall quality of the underlying investments and the anticipated future market for such investments. Further evidence includes the fact that these investments consist solely of collateralized debt obligations supported by municipal and state agencies; do not include mortgage-backed securities or student loans; have redemption features that call for redemption at 100% of par value; and have a current credit rating of A or AAA. However, the fact that there is not an active market to liquidate these investments was considered in classifying them as Level 3. Due to the uncertainty with regard to the short-term liquidity of these securities, the Company determined that it could not rely on par value to represent fair value. Therefore, the Company estimated the fair values of these securities utilizing a discounted cash flow valuation model as of April 4, 2009. This analysis considered the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

As a result of the temporary declines in fair value for the Company’s ARPS, which the Company attributes to liquidity issues rather than credit issues, the Company has recorded an unrealized loss of $149,000 to accumulated other comprehensive income in 2008. Due to the Company’s belief that the market for these collateralized instruments may take in excess of twelve months to fully recover, the Company has classified these investments as noncurrent and has included them in Investments on the unaudited Condensed Consolidated Balance Sheet at April 4, 2009. As of April 4, 2009, the Company continues to earn interest on all of its ARPS instruments. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment was temporary, including any recoveries of previous write-downs, the adjustment would be recorded to accumulated other comprehensive income (loss).  If the Company determines that any future valuation adjustment was other-than-temporary, it would record a charge to earnings as appropriate. The Company is not certain how long it may be required to hold each security. However, given the Company’s current cash position, liquid cash equivalents and expected cash flow from operations, it believes it has the ability to hold, and intends to continue to hold the failed ARPS as long-term investments until the market stabilizes.

The following tables present the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at April 4, 2009 and December 31, 2008 (in thousands):
Long-Term Investments
Balance as of January 1, 2009	$6,351
Transfers in/out of Level 3	—
Balance as of April 4, 2009	$6,351

Long-Term Investments
Balance as of January 1, 2008	$—
Transfers to Level 3	7,750
Redemption	(1,250)
Unrealized losses recorded to other comprehensive loss	(149)
Balance at December 31, 2008	$6,351

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

The Company primarily purchases products in bulk quantities to take advantage of quantity discounts and to improve inventory availability. Inventory is reported net of inventory reserves for excess or obsolete product, which are established based on specific identification of slow moving items and the evaluation of overstock considering anticipated sales levels. Gross inventory, inventory reserves and net inventory at April 4, 2009 and December 31, 2008 are as follows (in thousands):
	April 4, 2009	December 31, 2008
	(unaudited)
Gross inventory	$13,141	$12,205
Inventory reserves	(1,804)	(1,295)
Total net inventory	$11,337	$10,910

Note 4—Intangibles

Intangibles subject to amortization are expensed on a straight-line basis. Amortization expense relating to intangibles totaled $0.4 million and $2.1 million for the quarter ended April 4, 2009 and March 31, 2008, respectively.  Assembled workforce, which is included in intangible assets, decreased by $4,000 as of April 4, 2009 due to foreign currency fluctuations.

Intangibles, excluding goodwill, consisted of the following at April 4, 2009 and December 31, 2008 (in thousands):

		April 4, 2009 (unaudited)			December 31, 2008
	Useful Life	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Intangible assets subject to amortization:
Websites	5 years	$566	$(63)	$503	$566	$(35)	$531
Software	2 - 5 years	1,040	(936)	104	1,040	(624)	416
Assembled workforce	7 years	441	(21)	420	445	—	445
Purchased domain names	3 years	175	(175)	0	175	(170)	5
		2,222	(1,195)	1,027	2,226	(829)	1,397
Intangible assets not subject to amortization:
Domain names	indefinite life	1,631	—	1,631	1,631	—	1,631
Total		$3,853	$(1,195)	$2,658	$3,857	$(829)	$3,028

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

Ford Global Technologies, LLC

On April 16, 2009, the Company entered into a settlement agreement with Ford Motor Company and Ford Global Technologies, LLC (“Ford”) that ended the two pending legal actions that were initiated by Ford with the United States International Trade Commission. The first action was filed in December 2005 against the Company and five other named respondents alleging that certain aftermarket parts imported into the United States infringed on 14 design patents that Ford claimed cover eight parts on the 2004-2005 Ford F-150 trucks. The second action was filed in May 2008 alleging design patent infringement on certain automotive parts relating to the 2005 Ford Mustang automobile.  As part of the settlement against the Company and seven other entities, the Company agreed to not challenge the validity of the patents on Ford parts.

Note 6—Comprehensive Loss

The Company reports comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income,” which defines comprehensive loss as non-stockholder changes in equity. Comprehensive loss for the quarter ended April 4, 2009 and March 31, 2008, respectively, includes the following (in thousands):
	April 4, 2009	March 31, 2008
	(unaudited)
Net loss	$(679)	$(875)
Unrealized loss on investments	—	(149)
Foreign currency translation adjustments	(1)	(40)
Comprehensive loss	$(680)	$(1,064)

Note 7—Reserve for Sales Returns

Sales discounts are recorded in the period in which the related sale is recognized. Credits are issued to customers for returned products. Credits amounted to $4.6 million and $4.4 million for the quarter ended April 4, 2009 and March 31, 2008, respectively. The Company’s sales returns and allowances reserve totaled $762,000 and $662,000 at April 4, 2009 and December 31, 2008, respectively.

The following table provides an analysis of the reserve for sales returns (in thousands):

	As of December 31, 2008	Charged to Revenue	Deductions	(unaudited) As of April 4, 2009
Thirteen Weeks Ended April 4, 2009
Reserve for sales returns	$662	$4,715	$(4,615)	$762

Note 8—Income Taxes

For the quarter ended April 4, 2009 and March 31, 2008, the effective tax rate for the Company was 199.3% and 39.2%, respectively. The Company’s effective tax rate is higher than the U.S. federal statutory rate during the first quarter of 2009 primarily as a result of state income taxes, and other non deductible permanent differences. The increase in income tax provision during the first quarter of 2009 was primarily due to a $1.0 million tax effect of stock option forfeitures and other non-deductible permanent differences.

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

As of April 4, 2009, the Company has no material unrecognized tax benefits, interest or penalties related to various federal and state income tax matters. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense.

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. During 2008, the Company was under audit by the Internal Revenue Service for the year ended December 31, 2006; the audit was resolved through payment of a non-material sum of money for one calculation error. The tax years 2004, 2005, and 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company’s foreign and state income tax returns are open to audit under the statute of limitations for the tax years 2003 through 2007. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Note 9—Net Loss Per Share

Net loss per share has been computed in accordance with FASB Statement No. 128, “Earnings Per Share.” The following table sets forth the computation of basic and diluted net loss per share (unaudited):

	Thirteen Weeks Ended	Three Months Ended
	April 4, 2009	March 31, 2008
	(in thousands, except share and per share data)
Net Loss Per Share
Numerator:
Net loss	$(679)	$(875)
Denominator:
Weighted-average common shares outstanding (basic)	29,846,757	29,846,757
Common equivalent shares from common stock options and warrants	—	—
Weighted-average common shares outstanding (diluted)	29,846,757	29,846,757

Basic and diluted net loss per share	$(0.02)	$(0.03)

Note 10—Share-Based Compensation

The Company accounts for share-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which was adopted on January 1, 2006.  No stock options were granted prior to January 1, 2006. All stock options issued to employees are recognized as share-based compensation expense in the financial statements based on their respective grant date fair values, and are recognized within the statement of operations as general and administrative, marketing, fulfillment or technology expenses, based on employee departmental classifications.

Under SFAS 123(R), the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. The Company currently uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards, with the exception of options granted containing market conditions, which the Company estimates the fair value using a Monte Carlo model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes and Monte Carlo models is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. As of April 4, 2009, the Company did not have an adequate history of market prices of its common stock as the Company only recently became a public company in February 2007, and as such, the Company estimates volatility in accordance with Staff Accounting Bulletin No. 107 (“SAB 107”) using historical volatilities of similar public entities. The expected life of the awards is based on a simplified method which defines the life as the average of the contractual term of the options and the weighted average vesting period for all open tranches. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of awards. The dividend yield assumption is based on the Company’s expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For non-employees, the Company accounts for share-based compensation expense in accordance with Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Equity instruments awarded to non-employees are periodically re-measured as the underlying awards vest unless the instruments are fully vested, immediately exercisable and non-forfeitable on the date of grant.

The Company granted 1,335,000 stock options under the Company’s 2007 Omnibus Incentive Plan and 2007 New Employee Incentive Plan (collectively, the “Plans”) during the quarter ended April 4, 2009 at a weighted-average fair value of $1.40 per share. There was $6.1 million of unrecognized share-based compensation expense related to stock options as of April 4, 2009, which expense is expected to be recognized over a weighted-average period of 3.01 years. During the quarter ended April 4, 2009, there were no exercises under the Plans.

Note 11—Subsequent Events

The Company’s Annual Meeting of the Stockholders was held on May 5, 2009.  The stock option exchange program, pursuant to which up to 1,486,464 options would be exchanged for up to 743,232 new options was approved at the Annual Meeting.  The option exchange has not yet commenced. Should the Board of Directors determine to proceed with and commence the program, the Company will have up to six months after stockholder approval to do so. US Auto Parts Network, Inc. will file a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission, or SEC, upon the commencement of the option exchange.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent reports on Forms 10-Q and 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth below, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

Overview

We are one of the largest online providers of aftermarket auto parts, including body parts, engine parts, performance parts and accessories. Our user-friendly websites provide customers with a broad selection of SKUs, with detailed product descriptions and photographs. Our proprietary product database maps our SKUs to product applications based on vehicle makes, models and years. We principally sell our products to individual consumers through our network of websites and online marketplaces. Our flagship websites are located at www.autopartswarehouse.com and www.partstrain.com. We believe our strategy of disintermediating the traditional auto parts supply chain and selling products directly to customers over the Internet allows us to more efficiently deliver products to our customers while generating higher margins.

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

International Operations. In April 2007, we entered into a purchase agreement to bring in-house certain sales and customer service employees based in the Philippines who were providing support to us through our outsourced call center provider, Access Worldwide. As of the closing of this transaction, approximately 171 of the Access Worldwide employees had agreed to transition over to direct employment by our Philippines subsidiary.  The purchase price for the right to acquire this assembled workforce was approximately $1.7 million. We had 650 employees in our Philippines operations as of April 4, 2009. In addition to our Philippines operations, we own a Canadian subsidiary to facilitate sales of our products in Canada which currently has no employees. We believe that the cost advantages of our offshore operations provide us with the ability to grow our business in a cost-effective manner, and we expect to continue to add headcount and infrastructure to our offshore operations.

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

Change in Fiscal Year

We changed our fiscal year from a calendar year ending on December 31 to a 52/53 week fiscal year ending on the first Saturday following December 31st. The change in the fiscal year took effect on January 1, 2009; therefore there was no transition period in connection with this change of fiscal year-end. As a result, the first quarter of 2009 consists of the thirteen weeks ended April 4, 2009 and the first quarter of 2008 consists of the three months ended March 31, 2008.

Stock Option Exchange Program

Our Annual Meeting of the Stockholders was held on May 5, 2009.  The stock option exchange program, pursuant to which up to 1,486,464 options would be exchanged for up to 743,232 new options was approved at the Annual Meeting. The option exchange has not yet commenced. Should the Board of Directors determine to proceed with and commence the program, we will have up to six months after stockholder approval to do so. US Auto Parts Network, Inc. will file a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission, or SEC, upon the commencement of the option exchange.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the quarter  ended April 4, 2009, as compared to those policies disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

Results of Operations

The following table sets forth certain unaudited statements of operations data as a percentage of total net sales for the periods indicated:

	Thirteen Weeks Ended	% of	Three Months Ended	% of
	April 4, 2009	Net Sales	March 31, 2008	Net Sales
	(in thousands)		(in thousands)
Net sales	$39,664	100.0%	$40,009	100.0%
Cost of sales	25,024	63.1	26,259	65.6
Gross profit	14,640	36.9	13,750	34.4
Operating expenses:
Marketing	5,335	13.5	5,967	14.9
General and administrative	4,765	12.0	4,623	11.6
Fulfillment	2,652	6.7	2,088	5.2
Technology	928	2.3	684	1.7
Amortization of intangibles	367	0.9	2,099	5.2
Total operating expenses	14,047	35.4	15,461	38.6

Income (loss) from operations	593	1.5	(1,711)	(4.2)
Other income, net	91	0.2	272	0.7
Income (loss) before income taxes	684	1.7	(1,439)	(3.5)
Income tax provision (benefit)	1,363	3.4	(564)	(1.4)
Net loss	$(679)	(1.7)%	$(875)	(2.1)%

Estimated Impact of the Change in Fiscal Year to a 52/53 Week in the First Quarter of 2009

•	Net sales increased by $1.4 million for the first quarter of 2009 due to three additional business days. Excluding these additional days, net sales would have been $38.3 million.
•	Net loss would have been $0.8 million or $0.03 per diluted share.
•	We do not anticipate that the change to the 52/53 week fiscal year will have a material effect on future quarters.

Thirteen Weeks Ended April 4, 2009 Compared to Three Months Ended March 31, 2008

Net Sales and Gross Margin
	Thirteen Weeks Ended April 4, 2009	Three Months Ended March 31, 2008	$ Change	% Change
	(in thousands)
Net sales	$39,664	$40,009	$(345)	(0.9)%
Cost of sales	25,024	26,259	(1,235)	(4.7)%
Gross profit	$14,640	$13,750	$890	6.5%
Gross margin	36.9%	34.4%		2.5%

Net sales decreased $0.3 million, or 0.9%, for the first quarter of 2009 compared to the first quarter of 2008.  The decrease was primarily attributable to a 25.9% decrease in our offline channels, partially offset by a 2.1% increase in our online channels. The first quarter of 2009 was partially impacted by an additional three business days in the current period due to our change from a calendar year to a 52/53 week fiscal year.   Excluding the three additional business days, net sales on a calendar basis would have been $38.3 million on a calendar basis or a 4.3% decrease over the prior year period.

Net sales in our online channels consist of our e-commerce and online marketplaces.  Our e-commerce channel includes a network of e-commerce websites, supported by our call-center sales agents who generate cross-sell and up-sell opportunities. We also sell our products through our online marketplaces, which primarily consist of auction and other third party websites.

E-commerce sales on a calendar basis decreased 2.3% for the first quarter of 2009 compared to the first quarter of 2008. The decrease was primarily attributable to a decline in the average order value, a lower conversion rate, and an extra business day in 2008 (leap year), which was partially offset by improvements in our revenue capture.  The total number of our e-commerce orders for the quarter remained relatively consistent year-over-year but our average order value was $126 and $120 for the first quarters of 2008 and 2009, respectively. The decline in our average order value was caused by a reduction in the number of higher dollar items ordered and a reflection of unfavorable economic conditions that have affected, and may continue to adversely affect retail sales in general. During 2009, we plan to continue to expand our product categories.

Online marketplace sales on a calendar basis increased 4.6% in the first quarter of 2009 compared to the first quarter of 2008. The increase was primarily due to a higher number of completed auctions in our eBay channel.

Net sales of our offline business, which consists of our Kool-Vue™ and wholesale operations, on a calendar basis decreased 27.5% for the first quarter of 2009 compared to the first quarter of 2008. The decline in offline sales was primarily due to the loss of sales from a significant customer in the third quarter of 2008.

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

Gross profit was $14.6 million, or 36.9% of net sales, for the first quarter of 2009, compared to $13.8 million or 34.4% of net sales in the first quarter of 2008. The 2.5% increase in gross margin was primarily due to initiatives to lower freight costs and a contract change with one of our suppliers regarding marketing co-op, which is now included as a reduction in product cost.

Marketing Expense
	Thirteen Weeks Ended April 4, 2009	Three Months Ended March 31, 2008	$ Change	% Change
	(in thousands)
Marketing expense	$5,335	$5,967	$(632)	(10.6)%
Percent of net sales	13.5%	14.9%		(1.4)%

Marketing expenses decreased $632,000, or 10.6%, for the first quarter of 2009 compared to the first quarter of 2008. As a percentage of net sales, marketing expense decreased 1.4% primarily due to lower personnel-related costs, lower depreciation expense, and a decrease in online advertising spending from continued improvements in our ROI-based spending model, fee reductions from eBay and the removal of marketing co-op related to a contract change with one of our suppliers which is now included in product cost.

General and Administrative Expense
	Thirteen Weeks Ended April 4, 2009	Three Months Ended March 31, 2008	$ Change	% Change
	(in thousands)
General and administrative expense	$4,765	$4,623	$142	3.1%
Percent of net sales	12.0%	11.6%		0.4%

General and administrative expenses increased $142,000, or 3.1%, for the first quarter of 2009 compared to the first quarter of 2008. The increase was primarily due to a $600,000 reduction in professional fees; partially offset by $500,000 higher personnel-related expenses, which included a charge of $300,000 in share-based compensation expense related to the voluntary forfeiture of certain stock options by our CEO.

During the first quarter of 2008, we recognized share-based compensation expense of $1.0 million, net of capitalized internally developed software, determined in accordance with SFAS 123(R). Based on options outstanding as of April 4, 2009, we expect to recognize additional share-based compensation expense of $6.1 million over a weighted-average period of 3.01 years.

Fulfillment Expense
	Thirteen Weeks Ended April 4, 2009	Three Months Ended March 31, 2008	$ Change	% Change
	(in thousands)
Fulfillment expense	$2,652	$2,088	$564	27.0%
Percent of net sales	6.7%	5.2%		1.5%

Fulfillment expense increased $564,000, or 27.0%, for the first quarter of 2009 compared to the first quarter of 2008, primarily due to an increase in personnel-related costs and facility expenses to support the opening of our new distribution center on the East Coast in the first quarter of 2009.

Technology Expense
	Thirteen Weeks Ended April 4, 2009	Three Months Ended March 31, 2008	$ Change	% Change
	(in thousands)
Technology expense	$928	$684	$244	35.7%
Percent of net sales	2.3%	1.7%		0.6%

Technology expense increased $244,000, or 35.7%, for the first quarter of 2009 compared to the first quarter of 2008, primarily due to higher personnel-related expenses to support our expanded infrastructure and investment in our overall technology platform.

Amortization of Intangibles
	Thirteen Weeks Ended April 4, 2009	Three Months Ended March 31, 2008	$ Change	% Change
	(in thousands)
Amortization of intangibles	$367	$2,099	$(1,732)	(82.5)%
Percent of net sales	0.9%	5.2%		(4.3)%

Amortization of intangibles decreased $1.7 million, or 82.5%, for the first quarter of 2009 compared to the first quarter of 2008. This decrease was primarily due to the impairment write-off of certain intangible assets during 2008. We estimate aggregate amortization expense for the balance of the fiscal year ending January 2, 2010, and the fiscal years ending 2011, 2012, 2013 and thereafter to be approximately $252,000, $197,000, $197,000, $197,000 and $184,000, respectively.

Income Tax Provision (Benefit)
	Thirteen Weeks Ended April 4, 2009	Three Months Ended March 31, 2008	$ Change	% Change
	(in thousands)
Income tax provision (benefit)	$1,363	$(564)	$1,927	342%
Percent of net sales	3.4%	(1.4)%		4.8%

The effective tax rate for the quarter ended April 4, 2009 and March 31, 2008 was 199.3% and 39.2%, respectively. The increase in income tax provision during the first quarter of 2009 was primarily due to a $1.0 million tax effect of stock option forfeitures and other non-deductible permanent differences.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations from cash generated from operations, credit facilities, bank and stockholder loans, an equity financing and capital lease financings.

Cash Flows

We had cash and cash equivalents of $33.9 million as of April 4, 2009, representing a $1.5 million increase from $32.5 million of liquid assets as of December 31, 2008. The increase in our cash and cash equivalents as of April 4, 2009 was primarily due to cash generated from operations less our investment in property and equipment.

Operating Activities

We generated $3.0 million of net cash from operating activities for the first quarter of 2009. The significant components of cash flows from operating activities were a net loss of $679,000; a decrease of $1.3 million in deferred tax assets primarily related to the tax effect of stock option forfeitures and other non-deductible permanent differences; $1.4 million in non-cash depreciation and amortization expense; and $1.0 million of non-cash share-based compensation expense.

Investing Activities

Cash used in investing activities during the first quarter of 2009 totaled $1.6 million which was attributable to purchases of property and equipment related to technology investments to improve our websites, operating systems and back-end platforms, as well as the opening of our East Coast distribution center.

Financing Activities

Cash used in financing activities during the first quarter of 2009 totaled $19,000 and was primarily due to repayments made on short-term financing.

Funding Requirements

We had working capital of $37.3 million as of April 4, 2009, which was primarily due to the cash generated from our initial public offering. The historical seasonality in our business during the fourth and first calendar quarters of each year cause cash and cash equivalents, inventory and accounts payable to be generally higher in these quarters, resulting in fluctuations in our working capital. We anticipate that funds generated from operations and cash on hand will be sufficient to meet our working capital needs and expected capital expenditures for at least the next twelve months. Our future capital requirements may, however, vary materially from those now planned or anticipated. Changes in our operating plans, lower than anticipated net sales, increased expenses, continued or worsened economic conditions, or other events, including those described in “Risk Factors,” may cause us to seek additional debt or equity financings in the future. Financings may not be available on acceptable terms, on a timely basis, or at all, and our failure to raise adequate capital when needed could negatively impact our growth plans and our financial condition and results of operations. In addition, our $6.4 million (fair value) of ARPS investments as of April 4, 2009 remain classified as long-term investments as a result of failed auctions and liquidity issues, and we may not have immediate access to those funds.

We opened a new distribution center on the East Coast in the first quarter of 2009. We are also accelerating our technology investments in an effort to improve our websites, operating systems and back-end platforms. We anticipate these decisions will increase our technology costs as a percentage of sales, as well as increase our capitalized software and website development costs over the next several quarters.

Seasonality

We believe our business is subject to seasonal fluctuations. We have historically experienced higher sales of body parts in winter months when inclement weather and hazardous road conditions typically result in more automobile collisions. Engine parts and performance parts and accessories have historically experienced higher sales in the summer months when consumers have more time to undertake elective projects to maintain and enhance the performance of their automobiles and the warmer weather during that time is conducive for such projects. We expect the historical seasonality trends to continue to have a material impact on our financial condition and results of operations in subsequent periods.

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

Interest Rate Risk. All of our investments are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of high-grade auction rate preferred securities. As of April 4, 2009, our long-term investments included $6.4 million (fair value) of investments in ARPS, which consist of high-grade (A or AAA rated) collateralized debt obligations issued by municipalities and state agencies. Our ARPS have an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of ARPS because the amount of securities submitted for sale has exceeded the amount of purchase orders for these securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.

On February 13, 2008, we were informed that there was insufficient demand at auctions for four of our high-grade ARPS, representing approximately $7.8 million. As a result, these affected securities are currently not liquid and the interest rates have been reset to the predetermined higher rates. For the period February 13, 2008 through April 4, 2009, we have received partial redemptions at par on all four ARPS totaling $1.3 million with a remaining principal balance on our ARPS of $6.5 million.

In the event we need to access the funds that are in an illiquid state, we will not be able to do so without the possible loss of principal, until a future auction for these investments is successful or they are redeemed by the issuer. At this time, management has not obtained sufficient evidence to conclude that these investments are impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. If we are unable to sell these securities in the market or they are not redeemed, then we may be required to hold them indefinitely. We do not have a need to access these funds for operational purposes for the foreseeable future. We will continue to monitor and evaluate these investments on an ongoing basis for impairment or for a short-term to long-term reclassification. Based on our ability to access our cash and other short-term investments, our expected cash flows, and our other sources of cash, we do not anticipate that the potential illiquidity of these investments will affect our ability to execute our current business plan. However, due to the illiquidity in the market, we have recorded $149,000 of unrealized losses on our investment portfolio as of April 4, 2009.

Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. dollars; however a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. Dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. Dollar weakens year-over-year relative to currencies in our international locations, our consolidated net sales, gross profit, and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. Dollar strengthens year-over-year relative to currencies in our international locations, our consolidated net sales, gross profit and operating expenses will be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, we believe that a fluctuation of 10% in the Peso/U.S. Dollar exchange rate would have approximately a $0.2 million impact on our operating expenses for the quarter ended April 4, 2009. Our Canadian website sales are denominated in Canadian Dollars; however, fluctuations in exchange rates from these operations are only expected to have a nominal impact on our operating results. We also believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.

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

Based on this evaluation, our CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objectives for which they were designed.

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

Our business is subject to a number of risks, some of which are discussed below. Other risks are presented elsewhere in this report and in the information incorporated by reference into this report. You should consider carefully the following risks in addition to the other information contained in this report and our other filings with the SEC, including our report on Form 10-K and our subsequent reports on Forms 10-Q and 8-K, and amendments thereto, before deciding to buy, sell or hold our common stock.   The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe are not important may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline and you may lose all or part of your investment.

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

We acquire substantially all of our products from manufacturers and distributors located in Taiwan, China and the United States. Our top ten suppliers represented approximately 68.6% of our total product purchases during the first quarter ended April 4, 2009. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. We continue to enter into supply agreements with our U.S. based suppliers and our primary drop-ship vendors. In addition, our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. In addition, the increasing consolidation among auto parts suppliers may disrupt or end our relationship with some suppliers, result in product shortages and/or could lead to less competition and, consequently, higher prices.

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

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on our distributors to manage inventory, process orders and distribute those products to our customers in a timely manner. For the first quarter ended April 4, 2009, our product purchases from a single supplier represented 15.9% or more of our total product purchases. If we do not maintain our existing relationships with our distributors on acceptable commercial terms, we will need to obtain other suppliers and may not be able to continue to offer a broad selection of merchandise at competitive prices, and our sales may decrease.

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

           Original equipment manufacturers have attempted to use claims of intellectual property infringement against manufacturers and distributors of aftermarket products to restrict or eliminate the sale of aftermarket products that are the subject of the claims. The OEMs have brought such claims in federal court and with the United States International Trade Commission. We have received in the past, and we anticipate we may in the future receive, communications alleging that certain products we sell infringe the patents, copyrights, trademarks and trade names or other intellectual property rights of OEMs or other third parties.  For instance, after 3 and a half years of litigation and related costs and expenses, on April 16, 2009, we entered into a settlement agreement with Ford Motor Company and Ford Global Technologies, LLC that ended the two pending legal actions that were initiated by Ford with the United States International Trade Commission.  For further information, see Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item I of this report.

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

We regard our trademarks, trade secrets and similar intellectual property as important to our success. We rely on trademark and copyright law, and trade secret protection, and confidentiality and/or license agreements with employees, customers, partners and others to protect our proprietary rights. We cannot be certain that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, our proprietary rights may be infringed or misappropriated, and we could be required to incur significant expenses to preserve them. We have common law trademarks, as well as pending federal trademark registrations for several marks and one registered mark. Even if we obtain approval of such pending registrations, the resulting registrations may not adequately cover our inventions or protect us against infringement by others. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services may be made available online. We also currently own or control a number of Internet domain names, including www.usautoparts.net, www.autopartswarehouse.com, and www.partstrain.com and have invested time and money in the purchase of domain names and other intellectual property, which may be impaired if we cannot protect such intellectual property. We may be unable to protect these domain names or acquire or maintain relevant domain names in the United States and in other countries. If we are not able to protect our trademarks, domain names or other intellectual property, we may experience difficulties in achieving and maintaining brand recognition and customer loyalty.

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

Our business is largely dependent on the personal efforts and abilities of highly skilled executive, technical, managerial, merchandising, marketing and call center personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. The loss of any key employee or our inability to attract or retain other qualified employees could harm our business and results of operations.

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

As of April 4, 2009, our executive officers and directors and entities that are affiliated with them beneficially owned approximately 67.0% of our outstanding shares of common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval including the election of our entire Board of Directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.

Our future operating results may fluctuate and may fail to meet market expectations.

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

While management has concluded that our internal controls over financial reporting were effective as of April 4, 2009, we have in the past, and could in the future, have a material weakness or significant deficiency in our control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

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

Vehicle miles driven have and may continue to decrease, resulting in a decline of our revenues and negatively affecting our results of operations.

We and our industry depend on the number of vehicle miles driven. Decreased miles driven reduce the number of accidents and corresponding demand for crash parts, and reduce the wear and tear on vehicles with a corresponding reduction in demand for vehicle repairs and replacement or hard parts.

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

Our investment securities consist of high-grade ARPS. As of April 4, 2009, our long-term marketable securities were comprised of $6.5 million (par value) of high-grade (AAA rated) ARPS issued primarily by close end funds that primarily hold debt obligations from municipalities. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of ARPS. In response to the credit situation, on February 8, 2008, we instructed our investment advisor to liquidate all our investments in close end funds and move these funds into money market investments. On February 13, 2008, we were informed that there was insufficient demand at auction for our remaining four high-grade ARPS, representing approximately $7.8 million. As a result, these affected securities currently are not liquid, and have been reclassified as long-term investments.  As of April 4, 2009, $1.3 million of our investments in ARPS were redeemed.  We do not know when we will have access to the capital in these remaining investments. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal or until a future auction on these investments is successful, the securities are redeemed by the issuer or a secondary market emerges. If we cannot readily access these funds, we may be required to borrow funds or issue additional debt or equity securities to meet our capital requirements. At this time, management has concluded that these remaining investments are impaired and has recorded an impairment charge to other comprehensive income totaling $149,000.  Management is not sure that these investments will not be settled in the short term, although the market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an additional impairment charge.

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

Dated: May 14, 2009	U.S. AUTO PARTS NETWORK, INC. (Registrant)

	By	/s/ SHANE EVANGELIST
Shane Evangelist
Chief Executive Officer
(Principal Executive Officer)

By	/s/ THEODORE R. SANDERS
Theodore R. Sanders,
Chief Financial Officer
(Principal Accounting Officer)