Form 10-Q
period 2009-07-04
U.S. Auto Parts Network, Inc.
filed 2009-08-10
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 5, 2009, the registrant had 29,846,757 shares of common stock, $0.001 par value, outstanding.

U.S. AUTO PARTS NETWORK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIOD ENDED JULY 4, 2009

		Page
PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Condensed Consolidated Balance Sheets at July 4, 2009 (unaudited) and December 31, 2008	4
	Unaudited Condensed Consolidated Statements of Operations for the Thirteen and Twenty-Six Weeks Ended July 4, 2009 and the Three and Six Months Ended June 30, 2008	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 4, 2009 and Six Months Ended June 30, 2008	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	21
ITEM 3T.	Controls and Procedures	23

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	24
ITEM 1A.	Risk Factors	24
ITEM 2.	Unregistered Sales of Equity Securities	36
ITEM 3.	Defaults upon Senior Securities	36
ITEM 4.	Submission of Matters to a Vote of Security Holders	36
ITEM 5.	Other Information	37
ITEM 6.	Exhibits	37

Unless the context requires otherwise, as used in this report, the terms “U.S. Auto Parts,” the “Company,” “we,” “us” and “our” refer to U.S. Auto Parts Network, Inc. and its subsidiaries, and the term “Partsbin” refers to All OEM Parts, Inc., ThePartsBin.com, Inc. and their affiliated companies, which we acquired in May 2006.

U.S. Auto Parts®, and PartsTrain® are our United States registered marks. U.S. Auto Parts Network™, Partsbin™, Kool-Vue™ and Auto-Vend™ are our United States common law trademarks. All other trademarks and trade names appearing in this report are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that do not relate strictly to historical or current facts, and anticipate results based on management’s beliefs and assumptions and on information currently available to management. These statements are forward looking statements for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933 (the “Securities Act”). In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “will likely continue,” “will likely result” and similar expressions intended to identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding our anticipated sales, revenue, expenses, profits and losses, capital needs, capital deployment, liquidity, contracts, litigation, product offerings, customers, acquisitions, competition and the status of our facilities. Forward-looking statements, no matter where they occur in this document or in other statements attributable to the Company involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Part II, Item 1A of this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. AUTO PARTS NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts and par value)

	July 4, 2009	December 31, 2008
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$32,597	$32,473
Short-term investments	4,096	—
Accounts receivable, net	1,864	1,353
Inventory, net	12,185	10,910
Deferred income taxes	2,095	2,095
Other current assets	3,133	2,090

Total current assets	55,970	48,921
Property and equipment, net	9,927	8,203
Intangible assets, net	2,508	3,028
Goodwill	9,772	9,772
Deferred income taxes	12,329	14,061
Investments	5,876	6,351
Other non-current assets	93	94

Total assets	$96,475	$90,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,090	$5,702
Accrued expenses	8,466	5,663
Capital leases payable, current portion	8	47
Other current liabilities	2,421	1,496

Total current liabilities	16,985	12,908
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at July 4, 2009 and December 31, 2008; 29,846,757 shares issued and outstanding at July 4, 2009 and December 31, 2008	30	30
Additional paid-in capital	148,366	146,408
Accumulated other comprehensive loss	(28)	(88)
Accumulated deficit	(68,878)	(68,828)

Total stockholders’ equity	79,490	77,522

Total liabilities and stockholders’ equity	$96,475	$90,430

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Thirteen Weeks Ended	Three Months Ended	Twenty-Six Weeks Ended	Six Months Ended
	July 4, 2009	June 30, 2008	July 4, 2009	June 30, 2008
Net sales	$43,805	$43,105	$83,469	$83,114
Cost of sales	27,937	28,518	52,961	54,777

Gross profit	15,868	14,587	30,508	28,337
Operating expenses:
Marketing (1)	5,680	6,635	11,015	12,602
General and administrative (1)	4,811	4,588	9,576	9,211
Fulfillment (1)	2,809	2,377	5,461	4,465
Technology (1)	1,343	787	2,271	1,471
Amortization of intangibles and impairment loss	153	20,541	520	22,640

Total operating expenses	14,796	34,928	28,843	50,389
Income (loss) from operations	1,072	(20,341)	1,665	(22,052)
Other income (expense):
Other income (expense)	(23)	2	(23)	6
Interest income, net	49	234	140	502

Total other income (expense), net	26	236	117	508
Income (loss) before income taxes	1,098	(20,105)	1,782	(21,544)
Income tax provision (benefit)	469	(8,042)	1,832	(8,606)

Net income (loss)	$629	$(12,063)	$(50)	$(12,938)

Basic net income (loss) per share	$0.02	$(0.40)	$(0.00)	$(0.43)
Diluted net income (loss) per share	$0.02	$(0.40)	$(0.00)	$(0.43)
Shares used in computation of basic net income (loss) per share	29,846,757	29,846,757	29,846,757	29,846,757
Shares used in computation of diluted net income (loss) per share	30,395,189	29,846,757	29,846,757	29,846,757

(1)	Includes share-based compensation expense as follows:

	Thirteen Weeks Ended	Three Months Ended	Twenty-Six Weeks Ended	Six Months Ended
	July 4, 2009	June 30, 2008	July 4, 2009	June 30, 2008
Marketing	$110	$112	$216	$196
General and administrative	495	500	1,317	1,003
Fulfillment	57	30	104	63
Technology	158	44	210	56

Total share-based compensation expense	$820	$686	$1,847	$1,318

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twenty-Six Weeks Ended	Six Months Ended
	July 4, 2009	June 30, 2008
Operating activities
Net loss	$(50)	$(12,938)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,153	1,758
Amortization of intangibles	520	4,195
Impairment loss on intangibles	—	18,445
Share-based compensation expense	1,847	1,318
Deferred income taxes	1,731	(8,452)
Changes in operating assets and liabilities:
Accounts receivable, net	(511)	472
Inventory, net	(1,274)	(2,651)
Prepaid expense and other current assets	(1,044)	(1,532)
Other non-current assets	—	(8)
Accounts payable and accrued expenses	3,267	1,321
Other current liabilities	925	19

Net cash provided by operating activities	7,564	1,947

Investing activities
Additions to property and equipment	(3,862)	(1,975)
Proceeds from sale of marketable securities	475	21,275
Purchases of marketable securities	(4,096)	(5,500)
Net cash (used in) provided by investing activities	(7,483)	13,800

Financing activities
Payments on notes payable	—	(1,000)
Payments of short-term financing	(39)	(31)

Net cash used in financing activities	(39)	(1,031)

Effect cash of changes in foreign currencies	82	5
Net increase in cash and cash equivalents	124	14,721
Cash and cash equivalents at beginning of period	32,473	19,399

Cash and cash equivalents at end of period	$32,597	$34,120

Supplemental disclosure of non-cash investing activities:
Accrued asset purchases	$75	—

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of U.S. Auto Parts Network, Inc. (collectively with its subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of July 4, 2009 and December 31, 2008, and the consolidated results of operations for the thirteen and twenty-six weeks ended July 4, 2009 and three and six months ended June 30, 2008, and cash flows for the twenty-six weeks and six months ended July 4, 2009 and June 30, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company’s results of operations for the thirteen and twenty-six weeks ended July 4, 2009 are not necessarily indicative of those to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 26, 2009.

Change in Fiscal Year

The Company changed its fiscal year from a calendar year ending on December 31 to a 52/53 week fiscal year ending on the first Saturday following December 31. The change in the Company’s fiscal year took effect on January 1, 2009; therefore, there was no transition period in connection with this change in the Company’s fiscal year end. As a result, the first and second quarters of 2009 consisted of the thirteen weeks ended April 4, 2009 and July 4, 2009, respectively. The first and second quarters of 2008 consisted of the three months ended March 31, 2008 and June 30, 2008.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations” and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS 141R as of January 1, 2009. The adoption of SFAS 141R did not have a material impact on its financial position and results of operation.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 13”3 (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted SFAS 161 on January 1, 2009. The adoption did not have a material impact on its financial position or results of operations.

In April 2009, the FASB released FSP Financial Accounting Standard (“FAS”) 107-1 and Accounting Principles Board (“APB’) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FAS 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This FSP is effective for interim periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 in the second quarter of 2009, and has provided the disclosures required for the period ended July 4, 2009.

In April 2009, the FASB released FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FAS 157-4). This FSP provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS 157-4 is effective for interim periods ending after June 15, 2009. The Company adopted the provisions of FSP FAS 157-4 for the period ended July 4, 2009, which did not have any effect on the Company’s consolidated statement of operations and financial condition for the thirteen and twenty-six weeks ended July 4, 2009.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-than-Temporary Impairments.” This FSP provides guidance in determining whether impairments in debt securities are other-than-temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009. The Company adopted the provisions of this FSP for the period ended July 4, 2009, which did not have any effect on the consolidated statement of operations and financial condition for the thirteen and twenty-six weeks ended July 4, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009. The Company adopted SFAS 165 for the period ended July 4, 2009, and have provided the disclosures required for such period.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” given that once in effect, the Codification will carry the same level of authority. The Company does not anticipate that the adoption of this Statement will have a material impact on the consolidated statement of operations or financial condition.

Subsequent Events

On July 9, 2009, the Company received $1,675,000 in redemptions of its investments in auction rate preferred securities (“ARPS”). These investments are discussed more fully in Note 2, under the caption “Fair Value.”

The Company has been advised that Mehran Nia, Director of the Company, intends to enter into a written sales plan intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (the “Plan”) to sell shares of the Company’s common stock. The Plan shall be established during an “open window” consistent with the Company’s insider trading policy, and while Mr. Nia is not in possession of material inside information, consistent with Rule 10b5-1.

Shares may be sold under the Plan at any time that the Company’s stock attains certain pre-arranged minimum prices as set forth in the Plan. Sales may take place beginning as early as August 24, 2009 and shall end with the sale of all the shares or December 31, 2010, or as otherwise may be provided under the plan. Mr. Nia shall have no control over the timing of any sales under the Plan, and there is no guarantee that the shares covered by the Plan will actually be sold. Mr. Nia entered into the Plan, which shall cover up to 1.2 million shares (or approximately 19%) of Mr. Nia’s holdings, which currently total 6.4 million shares, including vested options.

Actual sales made pursuant to the Plan will be disclosed publicly through Form 4 and Form 144 filings with the Securities and Exchange Commission.

The Company has evaluated all subsequent events through August 10, 2009, the date the financial statements were issued.

Note 2—Fair Value

At July 4, 2009, the Company held the following securities and investments, recorded at either fair value or cost (in thousands).

		Unamortized / Unrealized
	Amortized Cost	Gains	Losses	Fair Value / Carrying Value
US Treasury Bills	$4,094	$2	$—	$4,096
Auction Rate Preferred Securities in Municipal and State Agencies	6,025	—	(149)	5,876

Total	$10,119	$2	$(149)	$9,972

Fair Value Measurements

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

Financial Assets Valued on a Recurring Basis

As of July 4, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s financial instruments, including investments associated with the auction rate preferred securities (“ARPS’). The Company measures the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at July 4, 2009 and December 31, 2008 (in thousands):

	As of July 4, 2009
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$32,597	$32,597	$—	$—
Non-current investments available-for-sale (2)	5,876	—	—	5,876

Total	$38,473	$32,597	$—	$5,876

	As of December 31, 2008
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$32,473	$32,473	$—	$—
Non-current investments available-for-sale (2)	6,351	—	—	6,351

Total	$38,824	$32,473	$—	$6,351

(1)	Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.
(2)

As of July 4, 2009, the Company had invested $6.1 million (par value) in ARPS, which are classified as available-for-sale securities and reflected at $5.9 million (fair value), which includes an unrealized loss of $149,000. For the period February 13, 2008 through July 4, 2009, $1.7 million of investments in ARPS had been redeemed. The Company has included its investments related to ARPS in the Level 3 category.

Before utilizing Level 3 inputs in our fair value measurement, the Company considered significant Level 2 observable inputs of similar assets in active and inactive markets. The Company’s broker dealer received estimated market values from an independent pricing service as of the balance sheet date which carry these investments at par value due to the overall quality of the underlying investments and the anticipated future market for such investments. Further evidence includes the fact that these investments consist solely of collateralized debt obligations supported by municipal and state agencies; do not include mortgage-backed securities or student loans; have redemption features that call for redemption at 100% of par value; and have a current credit rating of A or AAA. However, the fact that there is not an active market to liquidate these investments was considered in classifying them as Level 3. Due to the uncertainty with regard to the short-term liquidity of these securities, the Company determined that it could not rely on par value to represent fair value. Therefore, the Company estimated the fair values of these securities utilizing a discounted cash flow valuation model as of July 4, 2009. This analysis considered the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

As a result of the temporary declines in fair value for the Company’s ARPS, which the Company attributes to liquidity issues rather than credit issues, the Company recorded an unrealized loss of $149,000 to accumulated other comprehensive income (loss) in 2008. Due to the Company’s belief that the market for these collateralized instruments may take in excess of twelve months to fully recover, the Company has classified these investments as noncurrent and has included them in investments on the unaudited Condensed Consolidated Balance Sheet at July 4, 2009. As of July 4, 2009, the Company continues to earn interest on all of its ARPS instruments. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income (loss). If the Company determines that any future valuation adjustment was temporary, including any recoveries of previous write-downs, the adjustment would be recorded to accumulated other comprehensive income (loss). If the Company determines that any future valuation adjustment was other-than-temporary, it would record a charge to earnings as appropriate. The Company is not certain how long it may be required to hold each security. However, given the Company’s current cash position, liquid cash equivalents and expected cash provided by operations, it believes it has the ability to hold, and intends to continue to hold the failed ARPS as long-term investments until the market stabilizes.

The following tables present the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at July 4, 2009 and December 31, 2008:

Long-Term Investments
(in thousands)
Balance as of January 1, 2009	$6,351
Transfers in/out of Level 3	—
Redemption	(475)

Balance as of July 4, 2009	$5,876

Long-Term Investments
(in thousands)
Balance as of January 1, 2008	$—
Transfers to Level 3	7,750
Redemption	(1,250)
Unrealized losses recorded to accumulated other comprehensive loss	(149)

Balance at December 31, 2008	$6,351

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

The Company primarily purchases products in bulk quantities to take advantage of quantity discounts and to improve inventory availability. Inventory is reported net of inventory reserves for excess or obsolete products, which are established based on specific identification of slow moving items and the evaluation of overstock considering anticipated sales levels. Gross inventory, inventory reserves and net inventory at July 4, 2009 and December 31, 2008 are as follows (in thousands):

	July 4, 2009	December 31, 2008
	(unaudited)

Gross inventory	$13,870	$12,205
Inventory reserves	(1,685)	(1,295)

Total net inventory	$12,185	$10,910

Note 4—Intangibles

Intangibles subject to amortization are expensed on a straight-line basis. Amortization expense relating to intangibles totaled $0.2 million and $20.5 million for the quarter ended July 4, 2009 and June 30, 2008, respectively. Assembled workforce, which is included in intangible assets, decreased by $6,000 as of July 4, 2009 due to foreign currency fluctuations.

Intangibles, excluding goodwill, consisted of the following at July 4, 2009 and December 31, 2008 (in thousands):

		July 4, 2009 (unaudited)			December 31, 2008
	Useful Life	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Intangible assets subject to amortization:
Websites	5 years	$566	$(91)	$475	$566	$(35)	$531
Software	2 - 5 years	1,040	(1,040)	0	1,040	(624)	416
Assembled workforce	7 years	439	(43)	396	445		445
Purchased domain names	3 years	175	(175)	0	175	(170)	5

		2,220	(1,349)	871	2,226	(829)	1,397

Intangible assets not subject to amortization:
Domain names	indefinite life	1,637	—	1,637	1,638	—	1,631

Total		$3,857	$(1,349)	$2,508	$3,857	$(829)	$3,028

Note 5—Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the potential loss, if any, of such matters cannot be reasonably estimated. However, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flow of the Company with the exception of the items noted below. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations.

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

Note 6—Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income,” which defines comprehensive income (loss) as net income (loss) affected by non-stockholder changes in equity. Comprehensive income (loss) for each of the thirteen and twenty-six weeks ended July 4, 2009 and the three and six months ended June 30, 2008, respectively, includes the following:

	Thirteen Weeks Ended July 4, 2009	Three Months Ended June 30, 2008	Twenty-Six Weeks Ended July 4, 2009	Six Months Ended June 30, 2008
	(in thousands)
Net income (loss)	$629	$(12,063)	$(50)	$(12,938)
Foreign currency translation adjustments	61	(114)	60	(154)
Unrealized loss in investments	—	—	—	(149)

Comprehensive income (loss)	$690	$(12,177)	$10	$(13,241)

Note 7—Reserve for Sales Returns

Sales discounts are recorded in the period in which the related sale is recognized. Credits are issued to customers for returned products which totaled $9.3 million for the twenty-six weeks ended July 4, 2009. The Company’s sales returns and allowances reserve totaled $835,000 and $662,000 at July 4, 2009 and December 31, 2008, respectively.

The following table provides an analysis of the reserve for the Company’s sales returns:

	Balance at Beginning of Period	Charged to Revenue	Deductions	Balance at End of Period
	(in thousands)
Reserve for sales returns:
Twenty-six weeks ended, July 4, 2009	$662	$9,469	$(9,296)	$835

Note 8—Income Taxes

For the thirteen and twenty-six weeks ended July 4, 2009, the effective tax rate for the Company was 42.7% and 102.8%, respectively. For the three and six months ended June 30, 2008, the effective tax rate for the Company was 40.0% and 39.9%, respectively. The Company’s effective tax rate is higher than the U.S. federal statutory rate primarily as a result of state income taxes and other non-deductible permanent differences. The increase in income tax provision during the first quarter of 2009 was primarily due to a $1.1 million tax effect of stock option forfeitures and other non-deductible permanent differences.

As of July 4, 2009, the Company had no material unrecognized tax benefits, interest or penalties related to various federal and state income tax matters. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense.

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. During 2008, the Company was under audit by the Internal Revenue Service for the year ended December 31, 2006; however, the audit was resolved through payment of a an immaterial sum of money for one calculation error. The tax years 2004, 2005 and 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company’s foreign and state income tax returns are open to audit under the statute of limitations for the tax years 2003 through 2007. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Note 9—Net Income (Loss) Per Share

Net income (loss) per share has been computed in accordance with FASB Statement No. 128, “Earnings Per Share.” The following table sets forth the computation of basic and diluted net income (loss) per share:

	Thirteen Weeks Ended July 4, 2009	Three Months Ended June 30, 2008	Twenty-Six Weeks Ended July 4, 2009	Six Months Ended June 30, 2008
	(in thousands, except share and per share data)
Net Income (Loss) Per Share
Numerator:
Net income (loss)	$629	$(12,063)	$(50)	$(12,938)
Denominator:
Weighted-average common shares outstanding (basic)	29,846,757	29,846,757	29,846,757	29,846,757
Common equivalent shares	—	—	—	—
Common equivalent shares from common stock options and warrants	548,432	—	—	—

Weighted-average common shares outstanding (diluted)	30,395,189	29,846,757	29,846,757	29,846,757

Basic and diluted net income (loss) per share	$0.02	$(0.40)	$(0.00)	$(0.43)

Common equivalent shares from common stock options and warrants exclude 4,379,754 stock options and 12,629 warrants, as their inclusion would be anti-dilutive.

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

Under SFAS 123(R), the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. The Company currently uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards, with the exception of options granted containing market conditions, which the Company estimates the fair value using a Monte Carlo model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes and Monte Carlo models is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. As of July 4, 2009, the Company did not have an adequate history of market prices of its common stock as the Company only recently became a public company in February 2007, and as such, the Company estimates volatility in accordance with SAB No. 107 (“SAB 107”) using historical volatilities of similar public entities. The expected life of the awards is based on a simplified method which defines the life as the average of the contractual term of the options and the weighted average vesting period for all open tranches. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of awards. The dividend yield assumption is based on the Company’s expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For non-employees, the Company accounts for share-based compensation in accordance with EITF No. 96-18, “ Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Equity instruments awarded to non-employees are periodically remeasured as the underlying awards vest unless the instruments are fully vested, immediately exercisable and non-forfeitable on the date of grant.

The Company granted an aggregate of 1,625,000 stock options to purchase shares of the Company’s common stock under the Company’s 2007 Omnibus Incentive Plan and 2007 New Employee Incentive Plan (collectively, the “Plans”) during the twenty-six weeks ended July 4, 2009 at a weighted-average exercise price of $1.53 per share. The Company had $5.4 million of unrecognized share-based compensation expense related to stock options outstanding as of July 4, 2009, which expense is expected to be recognized over a weighted-average period of 2.85 years. During the quarter ended July 4, 2009, no options were exercised.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent reports on Forms 10-Q and 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth below, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, results of operations and financial condition in the future. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

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

International Operations. In April 2007, we entered into a purchase agreement to bring in-house certain sales and customer service employees based in the Philippines who were providing support to us through our outsourced call center provider, Access Worldwide. As of the closing of this transaction, approximately 171 of the Access Worldwide employees had agreed to transition over to direct employment by our Philippines subsidiary. The purchase price for the right to acquire this assembled workforce was approximately $1.7 million. We had 626 employees in our Philippines operations as of July 4, 2009. In addition to our Philippines operations, we own a Canadian subsidiary to facilitate sales of our products in Canada which currently has no employees. We believe that the cost advantages of our offshore operations provide us with the ability to grow our business in a cost-effective manner, and we expect to continue to add headcount and infrastructure to our offshore operations.

Acquisitions. From time to time, we may acquire certain businesses, websites, domain names or other assets. During 2008, we acquired several websites and domain name assets. In May 2006, we completed the acquisition of Partsbin, which expanded our product offering, and enhanced our ability to reach more customers. The Partsbin acquisition significantly increased our net sales and added a complementary, drop-ship order fulfillment method, and operations in Canada. We may pursue additional acquisition opportunities in the future to increase our share of the aftermarket auto parts market or expand our product offerings.

Change in Fiscal Year

We changed our fiscal year from a calendar year ending on December 31 to a 52/53 week fiscal year ending on the first Saturday following December 31st. The change in the fiscal year took effect on January 1, 2009. Therefore, there was no transition period in connection with this change in our fiscal year end. As a result, the first and second quarters of 2009 consisted of the thirteen weeks ended April 4, 2009 and July 4, 2009, respectively. The first and second quarters of 2008 consisted of the three months ended March 31, 2008 and June 30, 2008, respectively.

Stock Option Exchange Program

Our Annual Meeting of the Stockholders was held on May 5, 2009. At the meeting, the stockholders approved a stock option exchange program, pursuant to which up to 1,486,464 options would be exchanged for up to 743,232 new options. The option exchange has not yet commenced. The Compensation Committee of the Company’s Board of Directors may elect to commence this program at any time within six months of the stockholder approval but has not yet elected to do so. Should the Compensation Committee determine to proceed with and commence the program, the Company will file a Tender Offer Statement on Schedule TO with SEC with further information regarding this program.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the quarter ended July 4, 2009, as compared to those policies disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

Results of Operations

The following table sets forth certain unaudited statements of operations data for the periods indicated:

	Thirteen Weeks Ended July 4, 2009	Three Months Ended June 30, 2008	Twenty-Six Weeks Ended July 4, 2009	Six Months Ended June 30, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.8	66.2	63.4	65.9

Gross profit	36.2	33.8	36.6	34.1
Operating expenses:
Marketing	13.0	15.4	13.2	15.2
General and administrative	11.0	10.6	11.5	11.0
Fulfillment	6.4	5.5	6.5	5.4
Technology	3.1	1.8	2.7	1.8
Amortization of intangibles and impairment loss	0.3	47.7	0.6	27.2

Total operating expenses	33.8	81.0	34.5	60.6

Income (loss) from operations	2.4	(47.2)	2.1	(26.5)
Other income (expense):
Other income	(0.1)	0.0	0.0	0.0
Interest income (expense), net	0.1	0.5	0.0	0.6

Total other income (expense), net	0.0	0.5	0.0	0.6
Income (loss) before income taxes	2.4	(46.7)	2.1	(25.9)
Income tax provision (benefit)	1.0	(18.7)	2.2	(10.3)

Net income (loss)	1.4%	(28.0)%	(0.1)%	(15.6)%

Estimated Impact of the Change in Fiscal Year to a 52/53 Week During the First Six Months of 2009

•

Net sales increased by $0.4 million for the twenty-six weeks ended July 4, 2009 due to three additional business days during the first quarter of 2009 and one less business day in the second quarter of 2009. Excluding these additional days, net sales would have been $82.3 million compared to $83.5 million as reported.

•	Net loss would remain $0.1 million or $0.00 per diluted share.

•	We do not anticipate that the change to the 52/53 week fiscal year will have a material effect on future quarters.

Thirteen and Twenty-Six Weeks Ended July 4, 2009 Compared to Three and Six Months Ended June 30, 2008

Net Sales and Gross Margin

	Thirteen Weeks Ended July 4, 2009	Three Months Ended June 30, 2008	Twenty-Six Weeks Ended July 4, 2009	Six Months Ended June 30, 2008
	(in thousands)
Net sales	$43,805	$43,105	$83,469	$83,114
Cost of sales	27,937	28,518	52,961	54,777

Gross profit	$15,868	$14,587	$30,508	$28,337
Gross margin	36.2%	33.8%	36.6%	34.1%

Net sales increased $700,000 or 1.6% to $43.8 million and increased 50 basis points to $83.5 million for the thirteen and twenty-six weeks ended July 4, 2009, respectively, compared to the three and six months ended June 30, 2008. The quarter over quarter increase was primarily due to a 3.1% increase in our Internet business, which consists of our e-commerce and online marketplaces channels. Our e-commerce channel includes a network of e-commerce websites, supported by our call-center sales agents who generate cross-sell and up-sell opportunities. We also sell our products through our online marketplaces, which primarily consist of auction and other third-party websites. The year over year increase was primarily due to a 2.4% increase in our Internet business and a 22.8% decrease in our offline business, which consists of our wholesale operations. Excluding the two additional business days, net sales on a calendar basis would have been $82.3 million for the current six month period or a 1.0% decrease over the prior year.

E-commerce sales increased $2.5 million or 8.0% from $32.7 million for the three months ended June 30, 2008 to $35.3 million for the thirteen weeks ended July 4, 2009. The total number of placed orders in our e-commerce channel increased from 334,000 orders in the second quarter of 2008 to 363,000 orders in the second quarter of 2009 primarily due to a higher number of unique visitors. For the six months ended June 30, 2008 and twenty-six weeks ended July 4, 2009, e-commerce sales were $63.3 million and $66.1 million, respectively. The 4.4% increase for the twenty-six weeks ended July 4, 2009 compared to the six months ended June 30, 2008 was primarily due to less traffic and better revenue capture associated with a lower return rate in the 2009 period. Excluding the two additional business days, net sales on a calendar basis would have been $65.1 million for the current six month period or a 2.8% increase over the prior year.

Online marketplaces net sales decreased $1.4 million or 22.6% from $6.2 million for the three months ended June 30, 2008 to $4.8 million for the thirteen weeks ended July 4, 2009. This decrease was primarily due to lower unique visitors in 2009. For the six months ended June 30, 2008 and twenty-six weeks ended July 4, 2009, online marketplaces sales were $10.9 million and $9.8 million, respectively. The 10.1% decrease for the twenty-six weeks ended July 4, 2009 compared to the six months ended June 30, 2008 was due in part, to more aggressive pricing on our e-commerce platform, which may have caused cannibalization of online marketplace sales and less traffic on our eBay auctions in 2009. Excluding the two additional business days, net sales on a calendar basis would have been $9.8 million for the current six month period or a 10.1% decrease over the prior year.

Net sales from our wholesale operations decreased 19.4% to $3.0 million and 22.8% to $6.1 million for the thirteen and twenty-six weeks ended July 4, 2009, respectively, which primarily reflected the loss of sales to a large customer in the third quarter of 2008. Excluding the two additional business days, net sales on a calendar basis would have been $6.1 million for the six month period or a 22.8% decrease over the prior year. We anticipate that sales from our wholesale operations will continue to decline as a percentage of net sales in the future primarily due to a focus on our online business.

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

Gross profit increased during the thirteen and twenty-six weeks ended July 4, 2009 primarily due to an increase in sales from our e-commerce channel that was largely related to higher unique visitors and better revenue capture associated with a lower return rate in 2009. In addition, lower outbound freight expense contributed significantly to higher gross profit. Gross margins increased 240 basis points to 36.2% and 250 basis points to 36.6% for the thirteen and twenty-six weeks ended July 4, 2009, respectively, compared to the three and six months ended June 30, 2008. The increase in gross margins for both periods was primarily due to lower outbound freight expense.

Marketing Expense

	Thirteen Weeks Ended July 4, 2009	Three Months Ended June 30, 2008	Twenty-Six Weeks Ended July 4, 2009	Six Months Ended June 30, 2008
	(in thousands)
Marketing expense	$5,680	$6,635	$11,015	$12,602
Percent of net sales	13.0%	15.4%	13.2%	15.2%

Marketing expense decreased $955,000 or 14.4% and $1,587,000 or 12.6% for the thirteen and twenty-six weeks ended July 4, 2009, respectively, from the three and six months ended June 30, 2008. As a percentage of net sales, marketing expense decreased 2.4% and 2.0% for the thirteen and twenty-six weeks July 4, 2009, respectively from the three and six months ended June 30, 2008 primarily due to lower personnel-related costs, lower depreciation expense, and a decrease in eBay advertising spending and less vendor related marketing co-op in 2009. Excluding the three additional business days, online advertising spend, excluding marketing co-op on a calendar basis would have been $5.2 million compared to $5.3 million as reported or an 8.8% decrease over the prior year period.

General and Administrative Expense

	Thirteen Weeks Ended July 4, 2009	Three Months Ended June 30, 2008	Twenty-Six Weeks Ended July 4, 2009	Six Months Ended June 30, 2008
	(in thousands)
General and administrative expense	$4,811	$4,588	$9,576	$9,211
Percent of net sales	11.0%	10.6%	11.5%	11.0%

General and administrative expenses increased $223,000 or 4.9% and $365,000 or 4.0%, respectively, for the thirteen and twenty-six weeks ended July 4, 2009 from the three and six months ended June 30, 2008. The increase the in the current quarter was primarily due to a $300,000 increase in personnel-related expenses related to higher incentives due to better company performance, $200,000 increase in depreciation and amortization related to increased capital investment, partially offset by a $300,000 reduction in professional fees. The increase for the twenty-six weeks ended July 4, 2009 was primarily due to a $700,000 increase in personnel-related expenses, which included a charge of $300,000 in share-based compensation expense related to the voluntary forfeiture of certain stock options by our CEO, $300,000 increase in depreciation and amortization, partially offset by an $800,000 reduction in professional fees. We expect professional fees to increase in the second half of 2009, however, as we incur litigation expenses and external audit fees to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

During the thirteen and twenty-six weeks ended July 4, 2009, we recognized $820,000 and $1.8 million, respectively, of share-based compensation, net of capitalized internally developed software, determined in accordance with SFAS 123(R). Based on options outstanding as of July 4, 2009, we expect to recognize $5.4 million in additional share based compensation expense over a weighted average period of 2.9 years.

Fulfillment Expense

	Thirteen Weeks Ended July 4, 2009	Three Months Ended June 30, 2008	Twenty-Six Weeks Ended July 4, 2009	Six Months Ended June 30, 2008
	(in thousands)
Fulfillment expense	$2,809	$2,377	$5,461	$4,465
Percent of net sales	6.4%	5.5%	6.5%	5.4%

Fulfillment expense increased $432,000 or 18.2% and $996,000 or 22.3%, for the thirteen and twenty-six weeks ended July 4, 2009, respectively, from the three and six months ended June 30, 2008 primarily due to an increase in personnel-related costs and facility expenses to support the opening of our new distribution center on the East Coast in the first quarter of 2009.

Technology Expense

	Thirteen Weeks Ended July 4, 2009	Three Months Ended June 30, 2008	Twenty-Six Weeks Ended July 4, 2009	Six Months Ended June 30, 2008
	(in thousands)
Technology expense	$1,343	$787	$2,271	$1,471
Percent of net sales	3.1%	1.8%	2.7%	1.8%

Technology expense increased $556,000 or 70.6% and $800,000 or 54.4% for the thirteen and twenty-six weeks ended July 4, 2009, respectively, from the three and six months ended June 30, 2008 primarily due to higher personnel-related expenses to support our expanded infrastructure and investment in our overall technology platform.

Amortization of Intangibles and Impairment Loss

	Thirteen Weeks Ended July 4, 2009	Three Months Ended June 30, 2008	Twenty-Six Weeks Ended July 4, 2009	Six Months Ended June 30, 2008
	(in thousands)
Amortization of intangibles and impairment loss	$153	$20,541	$520	$22,640
Percent of net sales	0.3%	47.7%	0.6%	27.2%

Amortization of intangibles and impairment loss decreased by $20.4 million to $0.2 million and $22.1 million to $0.5 million for the thirteen and twenty-six weeks ended July 4, 2009, respectively, due to a non-cash impairment charge recorded in the second quarter of 2008, totaling $18.4 million on intangible assets associated with the Partsbin business, which we acquired in May 2006. We estimate aggregate amortization expense for the remaining six months ending January 2, 2010, and the years ending the first Saturday after December 31, 2010, 2011, 2012 and thereafter to be approximately $99,000, $197,000, $197,000, $197,000 and $184,000, respectively.

Other Income, Net

	Thirteen Weeks Ended July 4, 2009	Three Months Ended June 30, 2008	Twenty-Six Weeks Ended July 4, 2009	Six Months Ended June 30, 2008
	(in thousands)
Other income, net	$26	$236	$117	$508
Percent of net sales	0.0%	0.5%	0.0%	0.6%

The decrease in other income, net during the thirteen and twenty-six weeks ended July 4, 2009 was primarily due to less interest income received related to lower interest rates in the three and six months ended July 4, 2009, compared to the three and six months ended June 30, 2008.

Income Tax Provision (Benefit)

	Thirteen Weeks Ended July 4, 2009	Three Months Ended June 30, 2008	Twenty-Six Weeks Ended July 4, 2009	Six Months Ended June 30, 2008
	(in thousands)
Income tax provision (benefit)	$469	$(8,042)	$1,832	$(8,606)
Percent of net sales	1.0%	(18.7)%	2.2%	(10.3)%

The effective tax rate for the thirteen and twenty-six weeks ended July 4, 2009 was 42.7% and 102.8%, respectively, compared to 40.0% and 39.9% for the three and six months ended June 30, 2008, respectively. The increase in income tax provision during the thirteen and twenty-six weeks ended July 4, 2009 was primarily due to the tax effect of the $18.4 million impairment loss on our intangible assets recorded in the second quarter of 2008 and due to a $1.0 million tax effect of stock option forfeitures and other non-deductible permanent differences recorded in the first quarter of 2009.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations from cash generated from operations, credit facilities, bank and stockholder loans, an equity financing and capital lease financings.

Cash Flows

We had cash and cash equivalents of $32.6 million as of July 4, 2009, representing a $0.1 million increase from $32.5 million of liquid assets as of December 31, 2008. The increase in our cash and cash equivalents as of July 4, 2009 was primarily due to cash generated from operations less our investment in property and equipment.

Operating Activities

We generated $7.6 million of net cash from operating activities for the first half of 2009. The significant components of cash flows from operating activities were a net loss of $50,000; $2.7 million in non-cash depreciation and amortization expense; $1.8 million of non-cash share-based compensation expense; and a decrease of $1.3 million in deferred tax assets primarily related to the tax effect of stock option forfeitures and other non-deductible permanent differences;.

Investing Activities

Cash used in investing activities during the first half of 2009 totaled $7.5 million, of which was $3.9 million related to purchases of property and equipment related to technology investments to improve our websites, operating systems and back-end platforms, as well as the opening of our East Coast distribution center and $4.1 million purchases of short-term investments, offset by $475,000 of redemptions of our ARPS.

Financing Activities

Cash used in financing activities during the first half of 2009 totaled $39,000 and was primarily due to repayments made on short-term financing.

Funding Requirements

We had working capital of $39.0 million as of July 4, 2009, which was primarily due to the cash generated from our initial public offering. The historical seasonality in our business during the fourth and first calendar quarters of each year cause cash and cash equivalents, inventory and accounts payable to be generally higher in these quarters, resulting in fluctuations in our working capital. We anticipate that funds generated from operations and cash on hand will be sufficient to meet our working capital needs and expected capital expenditures for at least the next twelve months. Our future capital requirements may, however, vary materially from those now planned or anticipated. Changes in our operating plans, lower than anticipated net sales, increased expenses, continued or worsened economic conditions, or other events, including those described in “Risk Factors,” may cause us to seek additional debt or equity financings in the future. Financings may not be available on acceptable terms, on a timely basis, or at all, and our failure to raise adequate capital when needed could negatively impact our growth plans and our financial condition and results of operations. In addition, our $5.9 million (fair value) of ARPS investments as of July 4, 2009 remain classified as long-term investments as a result of failed auctions and liquidity issues, and we may not have immediate access to those funds.

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

Interest Rate Risk. All of our investments are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of high-grade auction rate preferred securities. As of July 4, 2009, our long-term investments included $5.9 million (fair value) of investments in ARPS, which consist of high-grade (A or AAA rated) collateralized debt obligations issued by municipalities and state agencies. Our ARPS have an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of ARPS because the amount of securities submitted for sale has exceeded the amount of purchase orders for these securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.

On February 13, 2008, we were informed that there was insufficient demand at auctions for four of our high-grade ARPS, representing approximately $7.8 million. As a result, these affected securities are currently not liquid and the interest rates have been reset to the predetermined higher rates. For the period February 13, 2008 through July 4, 2009, we have received partial redemptions at par on all four ARPS totaling $1.7 million with a remaining principal balance on our ARPS of $6.1 million.

In the event we need to access the funds that are in an illiquid state, we will not be able to do so without the possible loss of principal, until a future auction for these investments is successful or they are redeemed by the issuer. At this time, management has not obtained sufficient evidence to conclude that these investments are impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. If we are unable to sell these securities in the market or they are not redeemed, then we may be required to hold them indefinitely. We do not have a need to access these funds for operational purposes for the foreseeable future. We will continue to monitor and evaluate these investments on an ongoing basis for impairment or for a short-term to long-term reclassification. Based on our ability to access our cash and other short-term investments, our expected cash flows, and our other sources of cash, we do not anticipate that the potential illiquidity of these investments will affect our ability to execute our current business plan. However, due to the illiquidity in the market, we have recorded $149,000 of unrealized losses on our investment portfolio as of July 4, 2009.

Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. Dollars; however a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. Dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. Dollar weakens year-over-year relative to currencies in our international locations, our consolidated net sales, gross profit, and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. Dollar strengthens year-over-year relative to currencies in our international locations, our consolidated net sales, gross profit and operating expenses will be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, we believe that a fluctuation of 10% in the Peso/U.S. Dollar exchange rate would have approximately a $0.1 million impact on our operating expenses for the twenty-six week period ended July 4, 2009. Our Canadian website sales are denominated in Canadian Dollars; however, fluctuations in exchange rates from these operations are only expected to have a nominal impact on our operating results. We also believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.

ITEM T.	Controls and Procedures

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

We acquire substantially all of our products from manufacturers and distributors located in Taiwan, China and the United States. Our top ten suppliers represented approximately 69% of our total product purchases during the twenty-six weeks ended July 4, 2009. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. In addition, our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. In addition, the increasing consolidation among auto parts suppliers may disrupt or end our relationship with some suppliers, result in product shortages and/or could lead to less competition and, consequently, higher prices.

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

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on our distributors to manage inventory, process orders and distribute those products to our customers in a timely manner. For the twenty-six weeks ended July 4, 2009, our product purchases from a single supplier represented 19.7% or more of our total product purchases. If we do not maintain our existing relationships with our distributors on acceptable commercial terms, we will need to obtain other suppliers and may not be able to continue to offer a broad selection of merchandise at competitive prices, and our sales may decrease.

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

Our third party delivery services have increased fuel surcharges from time to time, and that occurrence negatively impacts our margins, as we are generally unable to pass all of these costs directly to consumers. Increasing prices in the component materials for the parts we sell may impact the availability, the quality and the price of our products, as suppliers search for alternatives to existing materials and as they increase the prices they charge. We cannot ensure that we can recover all the increased costs through price increases, our suppliers may not continue to provide the consistent quality of product as they may substitute lower cost materials to maintain pricing levels, all of which may have a negative impact on our business and results of operations.

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

We regard our trademarks, trade secrets and similar intellectual property as important to our success. We rely on trademark and copyright law, and trade secret protection, and confidentiality and/or license agreements with employees, customers, partners and others to protect our proprietary rights. We cannot be certain that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, our proprietary rights may be infringed or misappropriated, and we could be required to incur significant expenses to preserve them. For instance, on June 25, 2009, we filed a lawsuit in United States District Court, Central District of California against PartsGeek LLC, its shareholders and several of its employees (“Defendant”), alleging that they have misappropriated trade secrets, breach of contract and unfair competition. We requested both monetary and injunctive relief from the Defendant, but the cost of prosecuting the litigation may have an impact on our earnings. We have common law trademarks, as well as pending federal trademark registrations for several marks and two registered marks. Even if we obtain approval of such pending registrations, the resulting registrations may not adequately cover our inventions or protect us against infringement by others. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services may be made available online. We also currently own or control a number of Internet domain names, including www.usautoparts.net, www.autopartswarehouse.com, and www.partstrain.com and have invested time and money in the purchase of domain names and other intellectual property, which may be impaired if we cannot protect such intellectual property. We may be unable to protect these domain names or acquire or maintain relevant domain names in the United States and in other countries. If we are not able to protect our trademarks, domain names or other intellectual property, we may experience difficulties in achieving and maintaining brand recognition and customer loyalty.

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

As of July 4, 2009, our executive officers and directors and entities that are affiliated with them beneficially owned approximately 67% of our outstanding shares of common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval including the election of our entire Board of Directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.

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

Our investment securities consist of high-grade ARPS. As of July 4, 2009, our long-term marketable securities were comprised of $6.0 million (par value) of high-grade (AAA rated) ARPS issued primarily by close end funds that primarily hold debt obligations from municipalities. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of ARPS. In response to the credit situation, on February 8, 2008, we instructed our investment advisor to liquidate all our investments in close end funds and move these funds into money market investments. On February 13, 2008, we were informed that there was insufficient demand at auction for our remaining four high-grade ARPS, representing approximately $7.8 million. As a result, these affected securities currently are not liquid, and have been reclassified as long-term investments. As of July 4, 2009, $1.5 million of our investments in ARPS were redeemed. We do not know when we will have access to the capital in these remaining investments. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal or until a future auction on these investments is successful, the securities are redeemed by the issuer or a secondary market emerges. If we cannot readily access these funds, we may be required to borrow funds or issue additional debt or equity securities to meet our capital requirements. At this time, management has concluded that these remaining investments are impaired and has recorded an impairment charge to other comprehensive income totaling $149,000. Management is not sure that these investments will not be settled in the short term, although the market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an additional impairment charge.

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

A number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s apparent position regarding sales and use taxes on Internet sales. Also in 2008, New York enacted a measure that requires many online retailers to begin collecting sales taxes on purchases shipped to the state, even if they have no operations or employees working there, and New York and Rhode Island have both enacted legislation making it more difficult for e-commerce retailers to avoid paying sales taxes, through extending the nexus of any affiliates a company uses within that state to the company, unless certain guidelines are followed. We expect other states to enact similar legislations. If any of these initiatives are enacted, we could be required to collect sales and use taxes in additional states and our revenue could be adversely affected. Furthermore, the U.S. Congress has not yet extended a moratorium, which was first imposed in 1998 but has since expired, on state and local governments’ ability to impose new taxes on Internet access and Internet transactions. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us as well as substantially impair the growth of e-commerce and adversely affect our revenue and profitability. Since our service is available over the Internet in multiple states, these jurisdictions may also require us to qualify to do business in these states. If we fail to qualify in a jurisdiction that requires us to do so, we could face liabilities for taxes and penalties.

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

ITEM 2.	Unregistered Sales of Equity Securities

Sales of Unregistered Securities

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of the Stockholders was held on May 5, 2009. The following items were voted on and approved at the Annual Meeting:

(i)	Election of three Class III directors to hold office for a term of three years or until their respective successor is elected and qualified. The nominees for election were:

Nominee	Votes For	Votes Withheld
Fredric W. Harman	25,990,265	123,855
Warren B. Phelps III	25,990,265	123,855
Jeffrey Schwartz	25,963,968	150,152

The Company’s directors whose terms continued after the Annual Meeting are:

•	Joshua Berman

•	Mehran Nia

•	Sol Khazani

•	Ellen F. Siminoff

•	Robert J. Majteles

•	Shane Evangelist

(ii)	Approval of the stock option exchange program, pursuant to which up to 1,486,464 options would be exchanged for up to 743,232 new options.

Shares Voted
For	20,970,902
Against	180,445
Abstain	1,883
Broker Non-Votes	4,960,890

(iii)	Ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 2, 2010.

Shares Voted
For	25,999,925
Against	112,395
Abstain	1,800

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a)	Exhibits

The following exhibits are filed herewith.

Exhibit No.	Description
31.1	Certification of the principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2009	U.S. AUTO PARTS NETWORK, INC.
(Registrant)

	By	/s/ SHANE EVANGELIST
Shane Evangelist
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ THEODORE R. SANDERS
Theodore R. Sanders
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

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