Form 10-Q
period 2009-10-03
U.S. Auto Parts Network, Inc.
filed 2009-11-06
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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

As of November 6, 2009, the registrant had 29,850,507 shares of common stock, $0.001 par value, outstanding.

U.S. AUTO PARTS NETWORK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIOD ENDED OCTOBER 3, 2009

		Page
PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Condensed Consolidated Balance Sheets at October 3, 2009 (unaudited) and December 31, 2008	4
	Unaudited Condensed Consolidated Statements of Operations for the Thirteen and Thirty-nine Weeks Ended October 3, 2009 and the Three and Nine Months Ended September 30, 2008	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Thirty-nine Weeks Ended October 3, 2009 and, Nine Months Ended September 30, 2008	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	19
ITEM 4T.	Controls and Procedures	20

PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	21
ITEM 1A.	Risk Factors	21
ITEM 2.	Unregistered Sales of Equity Securities	31
ITEM 3.	Defaults upon Senior Securities	31
ITEM 4.	Submission of Matters to a Vote of Security Holders	31
ITEM 5.	Other Information	32
ITEM 6.	Exhibits	32

Unless the context requires otherwise, as used in this report, the terms “U.S. Auto Parts,” the “Company,” “we,” “us” and “our” refer to U.S. Auto Parts Network, Inc. and its subsidiaries, and the terms “Partsbin” refers to All OEM Parts, Inc., ThePartsBin.com, Inc. and their affiliated companies, which we acquired in May 2006.

U.S. Auto Parts®, and PartsTrain® are our United States registered marks. U.S. Auto Parts Network™, Partsbin™, Kool-Vue™ Auto-Vend™ and AutoPartsGiant™ are our United States common law trademarks. All other trademarks and trade names appearing in this report are the property of their respective owners.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. AUTO PARTS NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts and par value)

	October 3, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,609	$32,473
Short-term investments	4,100	—
Accounts receivable, net	2,816	1,353
Inventory, net	15,365	10,910
Deferred income taxes	1,021	2,095
Other current assets	4,221	2,090

Total current assets	61,132	48,921
Property and equipment, net	11,567	8,203
Intangible assets, net	3,184	3,028
Goodwill	9,772	9,772
Deferred income taxes	12,475	14,061
Investments	4,251	6,351
Other non-current assets	97	94

Total assets	$102,478	$90,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,411	$5,702
Accrued expenses	9,596	5,663
Capital leases payable, current portion	1	47
Other current liabilities	2,156	1,496

Total current liabilities	21,164	12,908
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at October 3, 2009 and December 31, 2008; 29,850,507 shares issued and outstanding at October 3, 2009 and 29,846,757 at December 31, 2008	30	30
Additional paid-in capital	149,299	146,408
Accumulated other comprehensive income (loss)	82	(88)
Accumulated deficit	(68,097)	(68,828)

Total stockholders’ equity	81,314	77,522

Total liabilities and stockholders’ equity	$102,478	$90,430

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Thirteen Weeks Ended October 3, 2009	Three Months Ended September 30, 2008	Thirty-Nine Weeks Ended October 3, 2009	Nine Months Ended September 30, 2008
Net sales	$47,043	$36,554	$130,512	$119,668
Cost of sales	30,144	24,485	83,105	79,262

Gross profit	16,899	12,069	47,407	40,406
Operating expenses:
Marketing (1)	6,351	5,240	17,367	17,842
General and administrative (1)	5,131	4,170	14,707	13,381
Fulfillment (1)	2,926	2,322	8,386	6,787
Technology (1)	1,103	1,041	3,374	2,512
Amortization of intangibles and impairment loss	60	365	580	23,005

Total operating expenses	15,571	13,138	44,414	63,527
Income (loss) from operations	1,328	(1,069)	2,993	(23,121)
Other income (expense):
Other income (expense)	25	(22)	2	(17)
Interest income, net	32	238	172	741

Total other income, net	57	216	174	724
Income (loss) before income taxes	1,385	(853)	3,167	(22,397)
Income tax provision (benefit)	604	(362)	2,436	(8,968)

Net income (loss)	$781	$(491)	$731	$(13,429)

Basic net income (loss) per share	$0.03	$(0.02)	$0.02	$(0.45)
Diluted net income (loss) per share	$0.03	$(0.02)	$0.02	$(0.45)
Shares used in computation of basic net income (loss) per share	29,848,694	29,846,757	29,847,398	29,846,757
Shares used in computation of diluted net income (loss) per share	31,004,035	29,846,757	30,385,534	29,846,757

(1)	Includes share-based compensation expense as follows:

	Thirteen Weeks Ended October 3, 2009	Three Months Ended September 30, 2008	Thirty-Nine Weeks Ended October 3, 2009	Nine Months Ended September 30, 2008
Marketing	$106	$62	$322	$257
General and administrative	575	541	1,892	1,545
Fulfillment	49	37	153	100
Technology	124	110	334	166

Total share-based compensation expense	$854	$750	$2,701	$2,068

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Thirty-Nine Weeks Ended October 3, 2009	Nine Months Ended September 30, 2008
Operating activities
Net income (loss)	$731	$(13,429)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,454	2,674
Amortization of intangibles	580	4,560
Impairment loss on intangibles	—	18,445
Loss from disposition of assets	—	23
Share-based compensation expense	2,701	2,068
Deferred income taxes	2,660	(8,866)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,463)	1,418
Inventory, net	(4,454)	(914)
Prepaid expense and other current assets	(2,128)	(1,162)
Other non-current assets	(3)	(8)
Accounts payable and accrued expenses	7,623	(3,080)
Other current liabilities	660	207

Net cash provided by operating activities	10,361	1,936

Investing activities
Additions to property and equipment	(6,641)	(2,894)
Proceeds from sale of marketable securities	2,150	21,650
Purchases of marketable securities	(4,100)	(5,500)
Cash paid for intangible assets	(736)	(414)

Net cash (used in) provided by investing activities	(9,327)	12,842

Financing activities
Payments on notes payable	—	(1,000)
Payments of capital lease obligations	(46)	(56)
Proceeds from exercise of stock options	12	—

Net cash used in financing activities	(34)	(1,056)

Effect cash of changes in foreign currencies	136	1
Net increase in cash and cash equivalents	1,136	13,723
Cash and cash equivalents at beginning of period	32,473	19,399

Cash and cash equivalents at end of period	$33,609	$33,122

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of U.S. Auto Parts Network, Inc. (collectively with its subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of October 3, 2009 and December 31, 2008, and the consolidated results of operations for the thirteen and thirty-nine weeks ended October 3, 2009 and three and nine months ended September 30, 2008, and cash flows for the thirty-nine weeks and nine months ended October 3, 2009 and September 30, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company’s results of operations for the thirteen and thirty-nine weeks ended October 3, 2009 are not necessarily indicative of those to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 26, 2009.

Change in Fiscal Year

The Company changed its fiscal year from a calendar year ending on December 31 to a 52/53 week fiscal year ending on the first Saturday following December 31. The change in the Company’s fiscal year took effect on January 1, 2009; therefore, there was no transition period in connection with this change in the Company’s fiscal year end. As a result, the first, second, and, third quarters of 2009 consisted of the thirteen weeks ended April 4, 2009, July 4, and October 3, 2009, respectively. The first, second, and, third quarters of 2008 consisted of the three months ended March 31, 2008, June 30, and September 30 2008.

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

Recent Accounting Pronouncements

During the third quarter of 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The ASC is the single official source of authoritative, nongovernmental U.S. GAAP, other than guidance issued by the SEC. The Company’s adoption of the ASC did not have any impact on the financial statements included herein.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05 (“ASU 2009-05”), an update to ASC 820, Fair Value Measurements and Disclosures. ASU 2009-05 amends ASC 820 by providing additional guidance (including illustrative examples) clarifying the measurement of liabilities at fair value. When a quoted price in an active market for the identical liability is not available, the amendments in ASU 2009-05 require that the fair value of a liability be measured using one or more of the listed valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, the amendments in ASU 2009-05 clarify that when estimating the fair value of a liability, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments also clarify how the price of a traded debt security, (i.e., an asset value) should be considered in estimating the fair value of the issuer’s liability. The amendments in ASU 2009-05 are effective the first reporting period (including interim periods) beginning after its issuance, or as of October 4, 2009 for the Company. The Company does not expect the adoption will have a material impact to the financial statements.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequent Events

The Company has been advised that Robert J. Majteles, Chairman of the Board of the Company, intends to enter into a written sales plan in the near future, which is intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (the “Plan”) to sell shares of the Company’s common stock both held directly by Mr. Majteles and to be issued upon the exercise of stock options granted by the Company to Mr. Majteles. The Plan will be established during an “open window” consistent with the Company’s insider trading policy, and when Mr. Majteles is not in possession of material non-public information.

Shares may be sold under the Plan at any time that the Company’s stock attains certain pre-arranged minimum prices as set forth in the Plan, which prices are at a significant premium to the current trading price for our common stock. Sales may take place beginning as early as the next open trading window and will terminate upon the earlier of the sale of all the shares in the plan or December 31, 2014, or as otherwise may be provided under the Plan. Mr. Majteles will have no control over the timing of any sales under the Plan, and there is no guarantee that the shares covered by the Plan will actually be sold. The Plan covers up to 375,000 shares, which represents all of Mr. Majteles’ holdings as of November 2, 2009, including his unvested options.

Actual sales made pursuant to the Plan will be disclosed publicly through Form 4 and Form 144 filings with the SEC.

Certain legal proceedings are described in Note 5 of Notes to Unaudited Consolidated Financial Statements, included in Part 1, Item 1 of this Report.

The Company has evaluated all subsequent events through November 6, 2009, the date the financial statements were issued.

Note 2—Fair Value

As of October 3, 2009, the Company held the following securities and investments, recorded at either fair value or cost (in thousands).

		Unamortized / Unrealized
	Amortized Cost	Gains	Losses	Fair Value / Carrying Value
US Treasury Bills	$4,094	$6	$—	$4,100
Auction Rate Preferred Securities in Municipal and State Agencies	4,350	—	(99)	4,251

Total	$8,444	$6	$(99)	$8,351

US Treasury Bills are classified as Short-term investments with maturities of less than 12 months and it is the intention of Management to hold these securities to maturity.

Fair Value Measurements

In April 2009, the FASB released ASC 820, Fair Value Measurements and Disclosures, (formerly SFAS No. 157, “Fair Value Measurements”) that defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. This guideline was to be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB delayed the effective date to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As of January 1, 2009, the Company has adopted the provisions for all non-financial assets and non-financial liabilities.

This ASC 820 guideline establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

Level 1- defined as observable inputs such as quoted prices in active markets;

Level 2- defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3- defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Assets Valued on a Recurring Basis

As of October 3, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s financial instruments, including investments associated with the auction rate preferred securities (“ARPS”). The Company measures the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at October 3, 2009 and December 31, 2008 (in thousands):

	As of October 3, 2009
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$33,609	$33,609	$—	$—
Non-current investments available-for-sale (2)	4,251	—	—	4,251

Total	$37,860	$33,609	$—	$4,251

	As of December 31, 2008
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$32,473	$32,473	$—	$—
Non-current investments available-for-sale (2)	6,351	—	—	6,351

Total	$38,824	$32,473	$—	$6,351

(1)

Cash and cash equivalents as of December 31, 2008 consisted primarily of money market funds with original maturity dates of three months or less, for which we determined fair value through quoted market prices. Cash and cash equivalents as of October 3, 2009 consist primarily of FDIC insured operating account balances.

(2)

As of October 3, 2009, the Company had invested $4.4 million (par value) in ARPS, which are classified as available-for-sale securities and reflected at $4.3 million (fair value), which includes an unrealized loss of $99,000. For the period February 13, 2008 through October 3, 2009, $3.4 million of investments in ARPS had been redeemed. The Company has included its investments related to ARPS in the Level 3 category.

Before utilizing Level 3 inputs in our fair value measurement, the Company considered significant Level 2 observable inputs of similar assets in active and inactive markets. The Company’s broker dealer received estimated market values from an independent pricing service as of the balance sheet date which carry these investments at par value due to the overall quality of the underlying investments and the anticipated future market for such investments. Further evidence includes the fact that these investments consist solely of collateralized debt obligations supported by municipal and state agencies; do not include mortgage-backed securities or student loans; have redemption features that call for redemption at 100% of par value; and have a current credit rating of A or AAA. However, the fact that there is not an active market to liquidate these investments was considered in classifying them as Level 3. Due to the uncertainty with regard to the short-term liquidity of these securities, the Company determined that it could not rely on par value to represent fair value. Therefore, the Company estimated the fair values of these securities utilizing a discounted cash flow valuation model as of October 3, 2009. This analysis considered the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation the security will have a successful auction or market liquidity. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

As a result of the temporary declines in fair value for the Company’s ARPS, which the Company attributes to liquidity issues rather than credit issues, the Company recorded an unrealized loss of $99,000 to accumulated other comprehensive income (loss) in 2009. Due to the Company’s belief that the market for these collateralized instruments may take in excess of twelve months to fully recover, the Company has classified these investments as noncurrent and has included them in investments on the unaudited Condensed Consolidated Balance Sheet at October 3, 2009. As of October 3, 2009, the Company continues to earn interest on all of its ARPS instruments. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income (loss). If the Company determined that any future valuation adjustment was other-than-temporary, it would record a charge to earnings as appropriate. The Company is not certain how long it may be required to hold each security. However, given the Company’s current cash position, liquid cash equivalents and expected cash provided by operations, it believes it has the ability to hold, and intends to continue to hold the ARPS as long-term investments until the market stabilizes.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at October 3, 2009 and December 31, 2008:

Long-Term Investments
(in thousands)
Balance as of January 1, 2009	$6,351
Transfers in/out of Level 3	—
Redemption	(2,100)

Balance as of October 3, 2009	$4,251

Long-Term Investments
(in thousands)
Balance as of January 1, 2008	$—
Transfers to Level 3	7,750
Redemption	(1,250)
Unrealized losses recorded to accumulated other comprehensive loss	(149)

Balance at December 31, 2008	$6,351

Note 3—Inventory

Inventories consist of finished goods available-for-sale and are stated at the lower of cost or market value, determined using the first in, first out (“FIFO”) method. The Company purchases inventory from suppliers both domestically and internationally, and routinely enters into supply agreements with U.S. based suppliers and its primary drop-ship vendors. The Company believes that its inventoried products are generally available from more than one supplier and seeks to maintain multiple sources for its products, both internationally and domestically.

The Company primarily purchases products in bulk quantities to take advantage of quantity discounts and to improve inventory availability. Inventory is reported net of inventory reserves for excess or obsolete products, which are established based on specific identification of slow moving items and the evaluation of inventory levels and the relative anticipated sales levels. Gross inventory, inventory reserves and net inventory at October 3, 2009 and December 31, 2008 are as follows (in thousands):

	October 3, 2009	December 31, 2008
	(unaudited)
Gross inventory	$16,797	$12,205
Inventory reserves	(1,432)	(1,295)

Total net inventory	$15,365	$10,910

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Intangibles

During the quarter ended October 3, 2009, the Company acquired certain websites and domain names for the purchase price of $730,000, of which $625,000 was preliminarily allocated to amortizable intangibles. Amortization of intangibles is expensed on a straight-line basis over five years and totaled $60,000 and $365,000 for the quarter ended October 3, 2009 and September 30, 2008, respectively.

Intangibles, excluding goodwill, consisted of the following at October 3, 2009 and December 31, 2008 (in thousands):

		October 3, 2009 (unaudited)			December 31, 2008
	Useful Life	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Intangible assets subject to amortization:
Websites	5 years	$1,191	$(130)	$1,061	$566	$(35)	$531
Software	2 - 5 years	1,040	(1,040)	0	1,040	(624)	416
Assembled workforce	7 years	445	(64)	381	445		445
Purchased domain names	3 years	175	(175)	0	175	(170)	5

		2,851	(1,409)	1,442	2,226	(829)	1,397
Intangible assets not subject to amortization:
Domain names	indefinite life	1,742	—	1,742	1,631	—	1,631

Total		$4,593	$(1,409)	$3,184	$3,857	$(829)	$3,028

Note 5—Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the potential loss, if any, of such matters cannot be reasonably estimated. However, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flow of the Company. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. On June 25, 2009, we filed a lawsuit in United States District Court, Central District of California against PartsGeek LLC, its shareholders and several of its employees (“Defendant”), alleging that they have misappropriated trade secrets, breach of contract and unfair competition. We requested collectively both monetary and injunctive relief from the Defendant. The Company learned on November 4, 2009 that it was a defendant in a lawsuit initiated by Parts Geek LLC against the Company and Google on November 2, 2009 in the United States District Court for the District of New Jersey, alleging trademark infringement and related unfair advertising practices, as well as web crawling. The Company believes that the lawsuit is without merit and intends to vigorously defend against the claims. Outside of litigation costs, the outcome is neither probable nor estimable.

Note 6—Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with ASC 220, Comprehensive Income (formerly SFAS 130, “Reporting Comprehensive Income,”) which defines comprehensive income (loss) as net income (loss) affected by non-stockholder changes in equity. Comprehensive income (loss) for each of the thirteen weeks and thirty-nine weeks ended October 3, 2009 and the three, and nine months ended September 30, 2008, respectively, includes the following:

	Thirteen Weeks Ended October 3, 2009	Three Months Ended September 30, 2008	Thirty-Nine Weeks Ended October 3, 2009	Nine Months Ended September 30, 2008
	(in thousands)
Net income (loss)	$781	$(491)	$731	$(13,429)
Foreign currency translation adjustments	59	(81)	119	(235)
Unrealized loss in investments	51	—	51	(149)

Comprehensive income (loss)	$891	$(572)	$901	$(13,813)

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Reserve for Sales Returns

Sales discounts are recorded in the period in which the related sale is recognized. Credits are issued to customers for returned products which totaled $14.4 million for the thirty-nine weeks ended October 3, 2009. The Company’s sales returns and allowances reserve totaled $676,000 and $662,000 at October 3, 2009 and December 31, 2008, respectively.

The following table provides an analysis of the reserve for the Company’s sales returns:

	Balance at Beginning of Period	Charged to Revenue	Deductions	Balance at End of Period
	(in thousands)
Reserve for sales returns:
Thirty-nine weeks ended, October 3, 2009	$662	$14,365	$(14,351)	$676

Note 8—Income Taxes

For the thirteen and thirty-nine weeks ended October 3, 2009, the effective tax rate for the Company was 43.6% and 76.9%, respectively. For the three and nine months ended September 30, 2008, the effective tax rate for the Company was 42.4% and 40.0%, respectively. The Company’s effective tax rate is higher than the U.S. federal statutory rate primarily as a result of state income taxes and other non-deductible permanent differences. The increase in income tax provision during the year 2009 was primarily due to a $1.1 million tax effect of stock option forfeitures and other non-deductible permanent differences.

As of October 3, 2009, the Company had no material unrecognized tax benefits, interest or penalties related to various federal and state income tax matters. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense.

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. During 2008, the Company was under audit by the Internal Revenue Service for the years ended December 31, 2006 and 2007; however, the audit was resolved through payment of an immaterial sum of money. The 2008 tax year remains open to examination by the IRS. The Company’s foreign and state income tax returns are open to audit under the statute of limitations for the tax years 2004 through 2008. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Note 9—Net Income (Loss) Per Share

Net income (loss) per share has been computed in accordance with ASC 260 (formerly SFAS 128) guidelines for calculating earnings per share. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Thirteen Weeks Ended October 3, 2009	Three Months Ended September 30, 2008	Thirty-Nine Weeks Ended October 3, 2009	Nine Months Ended September 30, 2008
	(in thousands, except share and per share data)
Net Income (Loss) Per Share
Numerator:
Net income (loss)	$781	$(491)	$731	$(13,429)
Denominator:
Weighted-average common shares outstanding (basic)	29,848,694	29,846,757	29,847,398	29,876,757
Common equivalent shares	—	—	—	—
Common equivalent shares from common stock options and warrants	1,155,341	—	538,136	—

Weighted-average common shares outstanding (diluted)	31,004,035	29,846,757	30,385,534	29,846,757

Basic net income (loss) per share	$0.03	$(0.02)	$0.02	$(0.45)
Diluted net income (loss) per share	$0.03	$(0.02)	$0.02	$(0.45)

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC 505-50 (formerly SFAS 123(R)) “Share-Based Payment”, which was adopted on January 1, 2006. No stock options were granted prior to January 1, 2006. All stock options issued to employees are recognized as share-based compensation expense in the financial statements based on their respective grant date fair values, and are recognized within the statement of operations as general and administrative, marketing, fulfillment or technology expense, based on employee departmental classifications.

Under these guidelines, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. The Company currently uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards, with the exception of options granted containing market conditions, which the Company estimates the fair value using a Monte Carlo model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes and Monte Carlo models is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. As of October 3, 2009, the Company did not have an adequate history of market prices of its common stock as the Company only recently became a public company in February 2007, and as such, the Company estimates volatility using historical volatilities of similar public entities. The expected life of the awards is based on a simplified method which defines the life as the average of the contractual term of the options and the weighted average vesting period for all open tranches. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of awards. The dividend yield assumption is based on the Company’s expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees and non-employee directors in accordance with ASC 505-50 (formerly SFAS 123(R)), “Share-Based Payment” and the conclusions reached by the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company granted an aggregate of 1,910,000 stock options to purchase shares of the Company’s common stock under the Company’s 2007 Omnibus Incentive Plan and 2007 New Employee Incentive Plan (collectively, the “Plans”). As of the thirty-nine weeks ended October 3, 2009, weighted-average exercise price was $2.09 per share. The Company had $5.1 million of unrecognized share-based compensation expense related to stock options outstanding as of October 3, 2009, which expense is expected to be recognized over a weighted-average period of 2.76 years. Stock options for an aggregate of 3,750 shares were exercised during the quarter ended October 3, 2009.

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

Overview

We are one of the largest online providers of aftermarket auto parts, including body parts, engine parts, performance parts and accessories. Our user-friendly websites provide customers with a broad selection of Stock Keeping Units, or SKUs, with detailed product descriptions and photographs. Our proprietary product database maps our SKUs to product applications based on vehicle makes, models and years. We principally sell our products to individual consumers through our network of websites and online marketplaces. Our flagship websites are located at www.autopartswarehouse.com and www.partstrain.com. We believe our strategy of disintermediating the traditional auto parts supply chain and selling products directly to customers over the Internet allows us to more efficiently deliver products to our customers while generating higher margins.

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

International Operations. In April 2007, we entered into a purchase agreement to bring in-house certain sales and customer service employees based in the Philippines who were providing support to us through our outsourced call center provider, Access Worldwide. As of the closing of this transaction, approximately 171 of the Access Worldwide employees had agreed to transition over to direct employment by our Philippines subsidiary. The purchase price for the right to acquire this assembled workforce was approximately $1.7 million. We had 735 employees in our Philippines operations as of October 3, 2009. In addition to our Philippines operations, we own a Canadian subsidiary to facilitate sales of our products in Canada which currently has no employees. We believe that the cost advantages of our offshore operations provide us with the ability to grow our business in a cost-effective manner, and we expect to continue to add headcount and infrastructure to our offshore operations.

Acquisitions. From time to time, we may acquire certain businesses, websites, domain names or other assets. During 2008, we acquired several websites and domain name assets. In May 2006, we completed the acquisition of Partsbin, which expanded our product offering and enhanced our ability to reach more customers. The Partsbin acquisition significantly increased our net sales and added a complementary, drop-ship order fulfillment method, and operations in Canada. In the third quarter of 2009, we completed the acquisition of AutoPartsGiant.com which further expanded and enhanced our product offering and our ability to reach more customers. We believe the AutoPartsGiant.com acquisition will increase our net sales and internet traffic. We may pursue additional acquisition opportunities in the future to increase our share of the aftermarket auto parts market or expand our product offerings.

Change in Fiscal Year

We changed our fiscal year from a calendar year ending on December 31 to a 52/53 week fiscal year ending on the first Saturday following December 31st. The change in the fiscal year took effect on January 1, 2009. Therefore, there was no transition period in connection with this change in our fiscal year end. As a result, the first, second, and third quarters of 2009 consisted of the thirteen weeks ended April 4, 2009, July 4, 2009 and October 3, 2009, respectively. The first, second and third quarters of 2008 consisted of the three months ended March 31, 2008, June 30, 2008 and September 30, 2008, respectively.

Stock Option Exchange Program

Our Annual Meeting of the Stockholders was held on May 5, 2009. At the meeting, the stockholders approved a stock option exchange program, pursuant to which up to 1,486,464 outstanding options would be exchanged for up to 743,232 new options. The Compensation Committee of the Company’s Board of Directors has elected not to commence this program at this time. In the event the Company elects to implement a stock exchange program in the future, it plans to seek stockholder approval of such program at that time.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the quarter ended October 3, 2009, as compared to those policies disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

Results of Operations

The following table sets forth certain unaudited statements of operations data for the periods indicated:

	Thirteen Weeks Ended October 3, 2009	Three Months Ended September 30, 2008	Thirty-Nine Weeks Ended October 3, 2009	Nine Months Ended September 30, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.1	67.0	63.7	66.2

Gross profit	35.9	33.0	36.3	33.8
Operating expenses:
Marketing	13.5	14.3	13.3	14.9
General and administrative	10.9	11.4	11.3	11.2
Fulfillment	6.2	6.4	6.4	5.7
Technology	2.3	2.8	2.6	2.1
Amortization of intangibles	.1	1.0	0.4	19.2

Total operating expenses	33.1	35.9	34.0	53.1

Income (loss) from operations	2.8	(2.9)	2.3	(19.3)
Other income (expense):
Other (expense)	—	(0.1)	—	—
Interest income, net	0.1	0.7	0.1	0.6

Total other income (expense), net	0.1	0.6	0.1	0.6
Income (loss) before income taxes	2.9	(2.3)	2.4	(18.7)
Income tax provision (benefit)	1.3	(1.0)	1.9	(7.5)

Net income (loss)	1.7%	(1.3)%	.6%	(11.2)%

Estimated Impact of the Change in Fiscal Year to a 52/53 Week on the First Nine Months of 2009

•

Net sales increased by $1.4 million for the thirty-nine weeks ended October 3, 2009 due to three additional business days during the first quarter of 2009, (There was no impact of the one less business day in the second quarter of 2009 because it was offset by the one additional business day in the third quarter of 2009). Excluding these additional three business days, net sales would have been $129.1 million compared to $130.5 million as reported.

•	Net income would have been $0.6 million or $0.02 per diluted share.

•	We do not anticipate that the change to the 52/53 week fiscal year will have a material effect on future quarters.

Thirteen and Thirty-nine Weeks Ended October 3, 2009 Compared to Three and Nine Months Ended September 30, 2008

Net Sales and Gross Margin

	Thirteen Weeks Ended October 3, 2009	Three Months Ended September 30, 2008	Thirty-Nine Weeks Ended October 3, 2009	Nine Months Ended September 30, 2008
	(in thousands)
Net sales	$47,043	$36,554	$130,512	$119,668
Cost of sales	30,144	24,485	83,105	79,262

Gross profit	$16,899	$12,069	$47,407	$40,406
Gross margin	35.9%	33.0%	36.3%	33.8%

Net sales increased 28.7% to $47.0 million and increased 9.1% to $130.5 million for the thirteen and thirty- nine weeks ended October 3, 2009, respectively, compared to the three and nine months ended September 30, 2008. The year over year increase for the quarter was primarily due to a 29.3% increase in our internet business, which consists of our e-commerce and online marketplaces channels. Our e-commerce channel includes a network of e-commerce websites, supported by our call-center sales agents who generate cross-sell and up-sell opportunities. We also sell our products through our online marketplaces, which primarily consist of auction and other third-party websites. The thirty-nine week or nine month year over year increase was primarily due to a 10.8% increase in our internet business, partially offset by a 14.9% decline in our offline business, which consists of our Kool-Vue™ and wholesale operations. Excluding the three additional days, net sales on a calendar basis would have been $129.1 million for the current nine month period or a 7.9% increase over the prior year.

E-commerce net sales increased $9.9 million or 35.2% from $28.1 million for the three months ended September 30, 2008 to $38.0 million for the thirteen weeks ended October 3, 2009. The total number of placed orders in our e-commerce channel increased from 291,000 orders in the third quarter of 2008 to 386,000 orders in the third quarter of 2009 primarily due to an increase in unique visitors and a higher conversion rate. E-commerce sales increased $12.7 million or 13.9% from $91.4 million for the nine months ended September 30, 2008 to $104.1 million for the thirty-nine weeks ended October 3, 2009. The 13.9% growth was primarily due to increased unique visitors and a higher conversion rate, partially offset by a lower average order value. Excluding the three additional days, e-commerce sales on a calendar basis would have been $103.1 million for the current nine month period or a 12.8% increase over the prior year.

Online marketplace net sales decreased $0.1 million or 2.6% from $5.3 million for the three months ended September 30, 2008 to $5.2 million for the thirteen weeks ended October 3, 2009. This decrease was primarily due to lower unique visitors in 2009. Online marketplace net sales decreased 7.5% from $16.2 million for the nine months ended September 30, 2008 to $15.0 million for the thirty-nine weeks ended October 3, 2009. The 7.4% decrease was due to less traffic on our eBay auctions in 2009. Excluding the three additional days, online marketplace net sales on a calendar basis would have been $14.8 million for the current nine month period or an 8.6% decrease over the prior year.

Net sales from our offline business, which consist of sales from our Kool-VueTM and wholesale operations, increased $0.2 million or 8.2% to $2.9 million for the thirteen weeks ended October 3, 2009 due to an increase in our customer base. Offline sales decreased $1.6 million or 14.9% to $9.0 million for the thirty-nine weeks ended October 3, 2009 primarily due to the loss of sales to a large customer in the third quarter of 2008. We anticipate that sales from our offline operations will decline as a percentage of net sales in the future due to our continued focus in growing our online business. Excluding the three additional days, offline net sales on a calendar basis would have been $8.9 million for the current nine month period or a 15.6% decrease over the prior year.

We have historically experienced seasonality in our business which generally has resulted in higher sales in winter and summer months. While our revenues for the thirteen weeks ended October 3, 2009 were higher than our historically strongest second quarter; we expect seasonality to continue in future years as automobile collisions during inclement weather create increased demand for body parts in winter months, and consumers often undertake projects to maintain and enhance the performance of their automobiles in the summer months. We anticipate that seasonality will continue to have a material impact on our financial condition and results of operations during any given year.

Gross profit increased during the thirteen and thirty-nine weeks ended October 3, 2009 due to an increase in sales from our e-commerce channel related to increased unique visitors, higher conversion and better revenue capture, which is the amount of actual dollars retained after taking into consideration credit card declines, returns and product fulfillment. Gross margins increased by 290 basis points to 35.9% and 250 basis points to 36.3% for the thirteen and thirty-nine weeks ended October 3, 2009, respectively, compared to the three and nine months ended September 30, 2008. The increase in gross margins for both periods was primarily due to lower outbound freight expense.

Marketing Expense

	Thirteen Weeks Ended October 3, 2009	Three Months Ended September 30, 2008	Thirty-Nine Weeks Ended October 3, 2009	Nine Months Ended September 30, 2008
	(in thousands)
Marketing expense	$6,351	$5,240	$17,367	$17,842
Percent of net sales	13.5%	14.3%	13.3%	14.9%

Marketing expense increased $1.1 million or 21.2% and decreased $0.5 million or 2.7% for the thirteen and thirty-nine weeks ended October 3, 2009, respectively from the three and nine months ended September 30, 2008. Marketing expense as a percentage of net sales decreased 0.8% for the thirteen weeks ended October 3, 2009 from the three months ended September 30, 2008 primarily due to fixed cost leverage on higher sales. Marketing expense as a percentage of net sales decreased 1.6% for the thirty-nine weeks ended October 3, 2009 from the nine months ended September 30, 2008 primarily due to lower personnel-related costs, lower depreciation expense and a lower online advertising spend rate. Excluding the three additional days, online advertising spend excluding marketing co-op on a calendar basis would have been $8.5 million for the current nine month period or a 1.3% increase over the prior year.

General and Administrative Expense

	Thirteen Weeks Ended October 3, 2009	Three Months Ended September 30, 2008	Thirty-Nine Weeks Ended October 3, 2009	Nine Months Ended September 30, 2008
	(in thousands)
General and administrative expense	$5,131	$4,170	$14,707	$13,381
Percent of net sales	10.9%	11.4%	11.3%	11.2%

General and administrative expenses increased $1.0 million or 23.1% and $1.3 million or 9.9%, respectively for the thirteen and thirty-nine weeks ended October 3, 2009, from the three and six months ended September 30, 2008. The increase in the current quarter was primarily due to a $0.4 million increase in depreciation and amortization associated with software investments, $0.3 million increase in personnel-related expenses related to incentive programs from improved company performance, and $0.2 million increase in legal services to protect our intellectual property. The increase for the thirty-nine weeks ended October 3, 2009 was primarily due to a $0.7 million increase in personnel-related expenses related to incentive programs from improved company performance, $0.8 million increase in depreciation and amortization related to software investments, partially offset by an $0.8 million reduction in professional fees. During the thirteen and thirty-nine weeks ended October 3, 2009, we recognized $0.9 million and $2.7 million, respectively, of share-based compensation, net of capitalized internally developed software. Based on options outstanding as of October 3, 2009, we expect to recognize approximately $5.0 million in additional share-based compensation expense over a weighted average period of 2.7 years.

Fulfillment Expense

	Thirteen Weeks Ended October 3, 2009	Three Months Ended September 30, 2008	Thirty-Nine Weeks Ended October 3, 2009	Nine Months Ended September 30, 2008
	(in thousands)
Fulfillment expense	$2,926	$2,322	$8,386	$6,787
Percent of net sales	6.2%	6.4%	6.4%	5.7%

Fulfillment expense increased $0.6 million or 26.0% and $1.6 million or 23.6%, respectively, for the thirteen and thirty-nine weeks ended October 3, 2009 from the three and nine months ended September 30, 2008. This increase was primarily due to an increase in personnel-related costs and facility expenses to support the opening of our new distribution center on the East Coast in the first quarter of 2009 and an increase in shipment volume related to higher sales.

Technology Expense

	Thirteen Weeks Ended October 3, 2009	Three Months Ended September 30, 2008	Thirty-Nine Weeks Ended October 3, 2009	Nine Months Ended September 30, 2008
	(in thousands)
Technology expense	$1,103	$1,041	$3,374	$2,512
Percent of net sales	2.3%	2.8%	2.6%	2.1%

Technology expense increased $0.1 million or 6.0% and $0.9 million or 34.3% for the thirteen and thirty-nine weeks ended October 3, 2009, respectively, from the three and nine months ended September 30, 2008 primarily due to increased communication bandwidth to support growth.

Amortization of Intangibles and Impairment Loss

	Thirteen Weeks Ended October 3, 2009	Three Months Ended September 30, 2008	Thirty-Nine Weeks Ended October 3, 2009	Nine Months Ended September 30, 2008
	(in thousands)
Amortization of intangibles and impairment loss	$60	$365	$580	$23,005
Percent of net sales	0.1%	1.0%	0.4%	19.2%

Amortization of intangibles and impairment loss decreased by $0.3 million to $0.1 million and $22.4 million to $0.6 million for the thirteen and thirty-nine weeks ended October 3, 2009, respectively. The decrease in the current quarter is the result of full amortization of certain assets. The decrease for the thirty-nine weeks ended October 3, 2009 is primarily due to a non-cash impairment charge recorded in the second quarter of 2008, totaling $18.4 million on intangible assets associated with the Partsbin business, which we acquired in May 2006. We estimate aggregate amortization expense for the remaining thirteen weeks ending January 2, 2010 will be $81,000, and for the fiscal years ending 2011, 2012, 2013 and thereafter to be approximately $323,000, $323,000, $323,000 and $393,000, respectively.

Other Income, Net

	Thirteen Weeks Ended October 3, 2009	Three Months Ended September 30, 2008	Thirty-Nine Weeks Ended October 3, 2009	Nine Months Ended September 30, 2008
	(in thousands)
Other income, net	$57	$216	$174	$724
Percent of net sales	0.1%	0.6%	0.1%	0.6%

The decrease in other income, net during the thirteen and thirty-nine weeks ended October 3, 2009 was primarily related to less interest income received due to lower interest rates compared to the three and nine months ended September 30, 2008.

Income Tax Provision (Benefit)

	Thirteen Weeks Ended October 3, 2009	Three Months Ended September 30, 2008	Thirty-Nine Weeks Ended October 3, 2009	Nine Months Ended September 30, 2008
	(in thousands)
Income tax provision (benefit)	$604	$(362)	$2,436	$(8,968)
Percent of net sales	1.3%	(1.0)%	1.9%	(7.5)%

The effective tax rate for the thirteen and thirty-nine weeks ended October 3, 2009 was 43.6% and 76.9%, respectively. For the three and nine months ended September 30, 2008, the effective tax rate for the Company was 42.4% and 40.0% respectively. The Company’s effective tax rate is higher than the U.S federal statutory rate primarily as a result of state income taxes and other non-deductible permanent differences. The increase in income tax provision for 2009 is primarily due to a $1.1 million tax effect of stock option forfeitures and other non-deductible permanent differences.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations from cash generated from operations, credit facilities, bank and stockholder loans, an equity financing and capital lease financings.

Cash Flows

We had cash and cash equivalents of $33.6 million as of October 3, 2009, representing a $1.1 million increase from $32.5 million of liquid assets as of December 31, 2008. The increase in our cash and cash equivalents as of October 3, 2009 was primarily due to cash generated from operations less our investment in property and equipment.

Operating Activities

We generated $10.3 million of net cash from operating activities for the 39 weeks ended October 3, 2009. The significant components of cash flows from operating activities were net income of $0.7 million $4.0 million in non-cash depreciation and amortization expense; $2.7 million of non-cash share-based compensation expense; and a decrease of $2.7 million in deferred tax assets primarily related to the tax effect of stock option forfeitures and other non-deductible permanent differences;.

Investing Activities

Cash used in investing activities for the 39 weeks ended October 3, 2009 totaled $9.3 million, of which $7.4 million was related to purchases of property and equipment related to technology investments to improve our websites, operating systems, back-end platforms and the acquisition of AutoPartsGiant.com, as well as the opening of our East Coast distribution center. Additionally $4.1 million purchases of short-term investments were partially offset by $2.2 million of redemptions of our ARPS.

Financing Activities

Cash used in financing activities for the 39 weeks ended October 3, 2009 totaled $46,000 primarily due to repayments made on short-term financing and partially offset by proceeds from the exercise of stock options of $12,000.

Funding Requirements

We had working capital of $40.0 million as of October 3, 2009, which was primarily due to the cash generated from our initial public offering. The historical seasonality in our business during the fourth and first calendar quarters of each year cause cash and cash equivalents, inventory and accounts payable to be generally higher in these quarters, resulting in fluctuations in our working capital. We anticipate that funds generated from operations and cash on hand will be sufficient to meet our working capital needs and expected capital expenditures for at least the next twelve months. Our future capital requirements may, however, vary materially from those now planned or anticipated. Changes in our operating plans, lower than anticipated net sales, increased expenses, continued or worsened economic conditions, or other events, including those described in “Risk Factors,” may cause us to seek additional debt or equity financings in the future. Financings may not be available on acceptable terms, on a timely basis, or at all, and our failure to raise adequate capital when needed could negatively impact our growth plans and our financial condition and results of operations. In addition, our $4.3 million (fair value) of ARPS investments as of October 3, 2009 remain classified as long-term investments as a result of failed auctions and market liquidity issues. We may not have immediate access to those funds.

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

Interest Rate Risk. All of our investments are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of high-grade auction rate preferred securities. As of October 3, 2009, our long-term investments included $4.3 million (fair value) of investments in ARPS, which consist of high-grade (A or AAA rated) collateralized debt obligations issued by municipalities and state agencies. Our ARPS have an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of ARPS because the amount of securities submitted for sale has exceeded the amount of purchase orders for these securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.

On February 13, 2008, we were informed that there was insufficient demand at auctions for four of our high-grade ARPS, representing approximately $7.8 million. As a result, these affected securities are currently not liquid and the interest rates have been reset to the predetermined higher rates. For the period February 13, 2008 through October 3, 2009, we have received partial redemptions at par on all four ARPS totaling $3.4 million with a remaining principal balance on our ARPS of $4.4 million.

In the event we need to access the funds that are in an illiquid state, we will not be able to do so without the possible loss of principal until a future auction for these investments is successful or they are redeemed by the issuer. At this time, management has not obtained sufficient evidence to conclude that these investments are impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. If we are unable to sell these securities in the market or they are not redeemed, then we may be required to hold them indefinitely. We do not have a need to access these funds for operational purposes for the foreseeable future. We will continue to monitor and evaluate these investments on an ongoing basis for impairment. Based on our ability to access our cash and other short-term investments, our expected cash flows, and our other sources of cash, we do not anticipate that the potential illiquidity of these investments will affect our ability to execute our current business plan. However, due to the illiquidity in the market, we have recorded $99,000 of unrealized losses on our investment portfolio as of October 3, 2009.

Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. Dollars; however a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. Dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. Dollar weakens year-over-year relative to currencies in our international locations, our consolidated net sales, gross profit, and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. Dollar strengthens year-over-year relative to currencies in our international locations, our consolidated net sales, gross profit and operating expenses will be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, we believe that a fluctuation of 10% in the Peso/U.S. Dollar exchange rate would have approximately a $0.6 million impact on our operating expenses for the thirty-nine week period ended October 3, 2009. Our Canadian website sales are denominated in Canadian Dollars; however, fluctuations in exchange rates from these operations are only expected to have a nominal impact on our operating results. We also believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.

ITEM 4T.	Controls and Procedures

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

The information set forth under Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

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

The online market for aftermarket auto parts is less developed than the online market for many other business and consumer products. Our success will depend in part on our ability to attract new customers and to convert customers who have historically purchased auto parts through traditional retail and wholesale operations. Furthermore, we may have to incur significantly higher and more sustained advertising and marketing expenditures or may need to price our products more competitively than we currently anticipate in order to attract additional online consumers and convert them into purchasing customers. Specific factors that could prevent prospective customers from purchasing from us include:

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

We acquire substantially all of our products from manufacturers and distributors located in Taiwan, China and the United States. Our top ten suppliers represented approximately 68% of our total product purchases during the thirty-nine weeks ended October 3, 2009. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. In addition, our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. In addition, the increasing consolidation among auto parts suppliers may disrupt or end our relationship with some suppliers, result in product shortages and/or lead to less competition and, consequently, higher prices.

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

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on our distributors to manage inventory, process orders and distribute those products to our customers in a timely manner. For the thirty-nine weeks ended October 3, 2009, our product purchases from a single supplier represented 20.9% of our total product purchases. If we do not maintain our existing relationships with our distributors on acceptable commercial terms, we will need to obtain other suppliers and may not be able to continue to offer a broad selection of merchandise at competitive prices, and our sales may decrease.

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

We regard our trademarks, trade secrets and similar intellectual property as important to our success. We rely on trademark and copyright law, and trade secret protection, and confidentiality and/or license agreements with employees, customers, partners and others to protect our proprietary rights. We cannot be certain that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, our proprietary rights may be infringed or misappropriation of, and we could be required to incur significant expenses to preserve them. For instance, on June 25, 2009, we filed a lawsuit in United States District Court, Central District of California against PartsGeek LLC, its shareholders and several of its employees (“Defendant”), alleging that they have misappropriated trade secrets, breach of contract and unfair competition. We requested collectively both monetary and injunctive relief from the Defendant, but the cost of prosecuting the litigation may have an adverse impact on our earnings. We have common law trademarks, as well as pending federal trademark registrations for several marks and two registered marks. Even if we obtain approval of such pending registrations, the resulting registrations may not adequately cover our inventions or protect us against infringement by others. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services may be made available online. We also currently own or control a number of Internet domain names, including www.usautoparts.net, www.autopartswarehouse.com, and www.partstrain.com, and have invested time and money in the purchase of domain names and other intellectual property, which may be impaired if we cannot protect such intellectual property. We may be unable to protect these domain names or acquire or maintain relevant domain names in the United States and in other countries. If we are not able to protect our trademarks, domain names or other intellectual property, we may experience difficulties in achieving and maintaining brand recognition and customer loyalty.

If our product catalog database is stolen, misappropriated or damaged, or if a competitor is able to create a substantially similar catalog without infringing our rights, then we may lose an important competitive advantage.

We have invested significant resources and time to build and maintain our product catalog, which is maintained in the form of an electronic database, which maps SKUs to relevant product applications based on vehicle makes, models and years. We believe that our product catalog provides us with an important competitive advantage in both driving traffic to our websites and converting that traffic to revenue by enabling customers to quickly locate the products they require. We cannot assure you that we will be able to protect our product catalog from unauthorized copying or theft or that our product catalog will continue to operate adequately, without any technological challenges. In addition, it is possible that a competitor could develop a catalog or database that is similar to or more comprehensive than ours, without infringing our rights. In the event our product catalog is damaged or is stolen, copied or otherwise replicated to compete with us, whether lawfully or not, we may lose an important competitive advantage and our business could be harmed.

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

Our business is largely dependent on the personal efforts and abilities of highly skilled executive, technical, managerial, merchandising, marketing, and call center personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. The loss of any key employee or our inability to attract or retain other qualified employees could harm our business and results of operations.

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

As of October 3, 2009, our executive officers and directors and entities that are affiliated with them beneficially owned approximately 67% of our outstanding shares of common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval including the election of our entire Board of Directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.

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

General Market and Industry Risks

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

        Our investment securities consist of high-grade ARPS. As of October 3, 2009, our long-term marketable securities were comprised of $4.4 million (par value) of high-grade (“A or AAA” rated) ARPS issued primarily by close end funds that primarily hold debt obligations from municipalities. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of ARPS. In response to the credit situation, on February 8, 2008, we instructed our investment advisor to liquidate all our investments in close end funds and move these funds into money market investments. On February 13, 2008, we were informed that there was insufficient demand at auction for our remaining four high-grade ARPS, representing approximately $7.8 million. As a result, these affected securities currently are not liquid, and have been reclassified as long-term investments. As of October 3, 2009, $3.4 million of our investments in ARPS were redeemed. We do not know when we will have access to the capital in these remaining investments. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal or until a future auction on these investments is successful, the securities are redeemed by the issuer or a secondary market emerges. If we cannot readily access these funds, we may be required to borrow funds or issue additional debt or equity securities to meet our capital requirements. At this time, management has concluded that these remaining investments are impaired and has recorded an impairment charge to other comprehensive income totaling $99,000. Management is not sure that these investments will not be settled in the short term, although the market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an additional impairment charge.

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

A number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s apparent position regarding sales and use taxes on Internet sales. New York enacted a measure in 2008 that requires many online retailers to begin collecting sales taxes on purchases shipped to the state, even if they have no operations or employees working there, and New York and Rhode Island have both enacted legislation making it more difficult for e-commerce retailers to avoid paying sales taxes, through extending the nexus of any affiliates a company uses within that state to the company, unless certain guidelines are followed. We expect other states to enact similar legislations. If any such initiatives are applicable to us, we could be required to collect sales and use taxes in additional states and our revenue could be adversely affected. Furthermore, the U.S. Congress has not yet extended a moratorium, which was first imposed in 1998 but has since expired, on state and local governments’ ability to impose new taxes on Internet access and Internet transactions. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us as well as substantially impair the growth of e-commerce and adversely affect our revenue and profitability. Since our service is available over the Internet in multiple states, these jurisdictions may also require us to qualify to do business in these states. If we fail to qualify in a jurisdiction that requires us to do so, we could face liabilities for taxes and penalties.

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

Dated: November 6, 2009	U.S. AUTO PARTS NETWORK, INC.
(Registrant)

	By	/s/ SHANE EVANGELIST
Shane Evangelist
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ THEODORE R. SANDERS
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