Form 10-K
period 2010-01-02
U.S. Auto Parts Network, Inc.
filed 2010-03-15
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of July 4, 2009 was approximately $35,911,470 (based on the closing sales price of the registrant’s common stock on that date). For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 11, 2010, there were 29,961,721 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

U.S. AUTO PARTS NETWORK, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 2, 2010

Unless the context requires otherwise, as used in this report, the terms “U.S. Auto Parts,” the “Company,” “we,” “us” and “our” refer to U.S. Auto Parts Network, Inc. and its subsidiaries.

U.S. Auto Parts®, U.S. Auto Parts Network™, PartsTrain®, Partsbin™, Kool-Vue™ and Auto-Vend™ are our United States trademarks. All other trademarks and trade names appearing in this report are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements included in this report, other than statements or characterizations of historical or current fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. Any forward-looking statements included herein are based on management’s beliefs and assumptions and on information currently available to management. We have attempted to identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would”, “will likely continue,” “will likely result” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding future events, our future operating and financial results, financial expectations, expected growth and strategies, current business indicators, capital needs, capital deployment, liquidity, contracts, litigation, product offerings, customers, acquisitions, competition and the status of our facilities. Forward-looking statements, no matter where they occur in this document or in other statements attributable to the Company involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Part I, Item 1A of this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1.	BUSINESS

Overview

We are one of the largest online providers of aftermarket auto parts, including body parts, engine parts, and performance parts and accessories. We principally sell our products, identified as stock keeping units (“SKUs”), to individual consumers through our network of websites and online marketplaces. Our user-friendly websites provide customers with a comprehensive selection of approximately 975,000 SKUs with detailed product descriptions and photographs. We have developed a proprietary product database that maps our SKUs to product applications based on vehicle makes, models and years.

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

Our Products

We offer a broad selection of aftermarket auto parts. We frequently refine our product offering by introducing new merchandise and updating the existing product selection to offer a more complete and relevant product line and to remove low-selling or obsolete SKUs. We broadly classify our products into three categories: body parts, engine parts, and performance parts and accessories.

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

Online Sales Channel. Our online sales channel consists of our e-commerce channel and online marketplaces. Our e-commerce channel includes a network of e-commerce websites, supported by our call-center sales agents. Our e-commerce channel generated approximately 1.4 million orders for the fifty-two weeks ended January 2, 2010. We also sell our products through online marketplaces, including third-party auction sites and shopping portals, which provide us with access to additional consumer segments. The majority of our online sales are to individual consumers.

Offline Sales Channel. We sell and deliver to collision repair shops throughout Southern California via our offline sales channel. We also market our Kool-Vue™ products nationwide to auto parts wholesale distributors.

Media Sales Channel. We sell advertising and sponsorship positions on our e-commerce websites to highlight vendor brands and offer complimentary products and services that benefit our customers. Advertising is targeted to specific sections of the websites and can also be targeted to specific users based on the vehicles they drive. Advertising partners primarily include part vendors, national automotive aftermarket brands, and automobile manufacturers.

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

The selection of fulfillment methodology occurs at the time of order submission. When a customer submits an order, our fulfillment system performs a check on the ordered item to determine if it is in stock at any of our distribution centers. Fulfillment teams in our distribution centers then process orders for in-stock products. Orders for non-stocked products are sent to our suppliers and processed via drop-ship.

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

Drop-Ship Fulfillment. We have developed relationships with several U.S.-based automobile parts distributors that operate their own distribution centers and will deliver products directly to our customers. We internally developed a proprietary distributor selection system, Auto-Vend™, which allows us to electronically select multiple vendors for a given order. Auto-Vend™ will attempt to first direct an order to one of our warehouses. If the product is not in stock, Auto-Vend™ will process the order to the next appropriate vendor based on customer location, contractual agreements, and then service level history.

Suppliers

We source our products from foreign manufacturers and importers located in Taiwan and China, and from U.S. manufacturers and distributors. We typically order stock-and-ship products from our Asian manufacturers and importers and from U.S. manufacturers or distributors for our high demand U.S. manufactured products. We drop-ship orders for low demand products manufactured in the U.S. directly from our manufacturers and distributors. Over time, we have increased the percentage of orders stock shipped and our inventory will likely increase as a result. We generally place large-volume orders with these suppliers and, as a result, may receive volume discounts on certain ordered products. Our domestic suppliers offer direct-to-customer shipping, allowing us to save on fulfillment costs and offer a broader selection of products. We have developed application programming interfaces with several of these suppliers that allow us to electronically transmit orders and check inventory availability. We are a significant customer for many of our drop-ship vendors and have long standing relationships and contracts with many of these suppliers. Additionally, one of our drop-ship vendors provides 19.8% of our total product purchases.

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

International Operations

We have established offshore operations in the Philippines. Our offshore operations allow us to access a workforce with the necessary technical skills at a significantly lower cost than comparably experienced U.S.-based professionals. Our offshore operations are responsible for a majority of our website development, database management, catalog management, and search engine marketing technologies. Our offshore operations also house our call center, which is comprised of over 800 employees.

In addition to our operations in the Philippines, we have a Canadian subsidiary to facilitate sales of our products in Canada. We also ship parts directly to Canada and through a freight forwarding partner throughout the world. In 2009 we shipped auto parts to over 160 different countries.

Competition

The auto parts industry is competitive and highly fragmented, with products distributed through multi-tiered and overlapping channels. We compete with both online and offline retailers who offer original equipment manufacturer (“OEM”) and aftermarket parts to either the do-it-yourself (“DIY”) or do-it-for-me (“DIFM”) customer segments. Current or potential competitors include the following:

•	national auto parts retailers such as Advance Auto Parts, AutoZone, Napa Auto Parts, CarQuest, O’Reilly Automotive and Pep Boys

•	large online marketplaces such as Amazon.com and sellers on eBay;

•	other online retailers;

•	local independent retailers or niche auto parts retailers; and

•	wholesale aftermarket auto parts distributors such as LKQ Corporation.

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

Government Regulation

We are subject to federal and state consumer protection laws, including laws protecting the privacy of customer non-public information and the handling of customer complaints and regulations prohibiting unfair and deceptive trade practices. The growth and demand for online commerce has and may continue to result in more stringent consumer protection laws that impose additional compliance burdens on online companies. These laws may cover issues such as user privacy, spyware and the tracking of consumer activities, marketing e-mails and communications, other advertising and promotional practices, money transfers, pricing, content and quality of products and services, taxation, electronic contracts and other communications and information security. In addition, most states have passed laws that prohibit or limit the use of aftermarket auto parts in collision repair work and/or require enhanced disclosure or vehicle owner consent before using aftermarket auto parts in such repair work and additional legislation of this kind may be introduced in the future.

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

Environmental

We are subject to environmental regulation as it affects certain of the products we sell. For instance, California currently only allows catalytic converters approved by the state to be sold within the state and, on March 4, 2010, the Company met with the California Air Resources Board (“CARB”) to discuss alleged sales of catalytic converters into California by the Company and third-party suppliers that are not compliant with California regulations. CARB informed the Company that penalties may be assessed with regard to any non-compliant sales; discussions are ongoing, and any penalties are not estimable at this time. There has been an indication that thirteen other states may be pursuing the enactment of similar regulations. In addition, if we expanded our product lines, we may be subject to additional environmental regulation.

Employees

As of February 27, 2010, we had 231 employees in the United States and 791 employees in the Philippines for a total of 1,022 employees. None of our employees are represented by a labor union, and we have never experienced a work stoppage.

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

Our business is subject to a number of risks, some of which are discussed below. Other risks are presented elsewhere in this report and in the information incorporated by reference into this report. You should consider carefully the following risks in addition to the other information contained in this report and our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K, and any amendments thereto, before deciding to buy, sell or hold our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

Risks Related To Our Business

Purchasers of aftermarket auto parts may not choose to shop online, which would prevent us from acquiring new customers who are necessary to the growth of our business.

The online market for aftermarket auto parts is less developed than the online market for many other business and consumer products, and currently represents only a small part. Our success will depend in part on our ability to attract new customers and to convert customers who have historically purchased auto parts through traditional retail and wholesale operations. Furthermore, we may have to incur significantly higher and more sustained advertising and marketing expenditures or may need to price our products more competitively than we currently anticipate in order to attract additional online consumers and convert them into purchasing customers. Specific factors that could prevent prospective customers from purchasing from us include:

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

Our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. We are significantly dependent upon search engines, shopping comparison sites and other online sources for our website traffic. We are included in search results as a result of both paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our sites. Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. Search engines, shopping comparison sites and other online sources revise their algorithms from time to time in an attempt to optimize their search results. If one or more of the search engines, shopping comparison sites or other online sources on which we rely for website traffic were to modify its general methodology for how it displays or selects our websites, it could result in fewer consumers clicking through to our websites, and our financial results could be adversely affected. We operate a multiple website platform that generally allows us to provide multiple search results for a particular algorithmic search. If the search engines were to limit our display results to a single result or entirely eliminate our results from the algorithmic search, our website traffic would significantly decrease and our business would be materially harmed. If any free search engine or shopping comparison site on which we rely begins charging fees for listing or placement, or if one or more of the search engines, shopping comparison sites and other online sources on which we rely for purchased listings, modifies or terminates its relationship with us, our expenses could rise, we could lose customers and traffic to our websites could decrease. In addition, our success in attracting visitors who convert to customers will depend in part upon our ability to identify and purchase relevant search terms, provide relevant content on our sites, and effectively target our other marketing programs such as e-mail campaigns and affiliate programs. If we are unable to attract visitors to our websites and convert them to customers in a cost-effective manner, then our sales may decline and our business and financial results may be harmed.

Future acquisitions could disrupt our business and harm our financial condition.

As part of our growth strategy, we expect that we will selectively pursue acquisitions of businesses, technologies or services in order to expand our capabilities, enter new markets or increase our market share. Integrating any newly acquired businesses’ websites, technologies or services is likely to be expensive and time consuming. For example, our acquisition of All OEM Parts, Inc., the Partsbin.com, Inc., and other affiliated companies (collectively “Partsbin”), resulted in significant costs, including a material impairment charge, a write-down of goodwill associated with the acquisition, and a number of challenges, including retaining employees of the acquired company, integrating our order processing and credit processing, integrating our product pricing strategy, and integrating the diverse technologies and differing e-commerce platforms and accounting systems used by each company. If we are unable to successfully complete the integration of acquisitions, we may not realize the anticipated synergies from such acquisition, and our business and results of operations could suffer. To finance any future acquisitions, it may also be necessary for us to raise additional capital through public or private financings or to obtain bank financing. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. Future acquisitions by us could also result in large and immediate write-offs, assumption of debt and unforeseen liabilities and significant adverse accounting charges, any of which could substantially harm our business, financial condition and results of operations.

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

We acquire substantially all of our products from manufacturers and distributors located in Taiwan, China and the United States. Our top ten suppliers represented approximately 64% of our total product purchases during the fiscal year ended January 2, 2010. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. In addition, our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. In addition, the increasing consolidation among auto parts suppliers may disrupt or end our relationship with some suppliers, result in product shortages and/or lead to less competition and, consequently, higher prices.

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

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on our distributors to manage inventory, process orders and distribute those products to our customers in a timely manner. For the fifty-two weeks ended January 2, 2010, our product purchases from a single supplier represented 19.8% of our total product purchases. If we do not maintain our existing relationships with this supplier and our other distributors on acceptable commercial terms, we will need to obtain other suppliers and may not be able to continue to offer a broad selection of merchandise at competitive prices, and our sales may decrease.

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

We depend on third-party delivery services to deliver our products to our customers on a timely and consistent basis, and any deterioration in our relationship with any one of these third parties or increases in the fees that they charge could harm our reputation and adversely affect our business and financial condition.

We rely on third parties for the shipment of our products and we cannot be sure that these relationships will continue on terms favorable to us, or at all. Shipping costs have increased from time to time, and may continue to increase, which could harm our business, prospects, financial condition and results of operations by increasing our costs of doing business and resulting in reduced gross margins. In addition, if our relationships with these third parties are terminated or impaired, or if these third parties are unable to deliver products for us, whether due to labor shortage, slow down or stoppage, deteriorating financial or business condition, responses to terrorist attacks or for any other reason, we would be required to use alternative carriers for the shipment of products to our customers. Changing carriers could have a negative effect on our business and operating results due to reduced visibility of order status and package tracking and delays in order processing and product delivery, and we may be unable to engage alternative carriers on a timely basis, upon terms favorable to us, or at all.

If commodity prices such as fuel, plastic and steel continue to increase, our margins may shrink.

Our third party delivery services have increased fuel surcharges from time to time, and such increases negatively impact our margins, as we are generally unable to pass all of these costs directly to consumers. Increasing prices in the component materials for the parts we sell may impact the availability, the quality and the price of our products, as suppliers search for alternatives to existing materials and as they increase the prices they charge. We cannot ensure that we can recover all the increased costs through price increases, our suppliers may not continue to provide the consistent quality of product as they may substitute lower cost materials to maintain pricing levels, all of which may have a negative impact on our business and results of operations.

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

The auto parts industry is competitive and highly fragmented, with products distributed through multi-tiered and overlapping channels. We compete with both online and offline retailers who offer OEM and aftermarket auto parts to either the do-it-yourself or do-it-for-me customer segments. Current or potential competitors include the following:

•	national auto parts retailers such as Advance Auto Parts, AutoZone, Napa Auto Parts, CarQuest, O’Reilly Automotive and Pep Boys;

•	large online marketplaces such as Amazon.com and eBay;

•	other online retailers;

•	local independent retailers or niche auto parts online retailers; and

•	wholesale aftermarket auto parts distributors such as LKQ Corporation.

Barriers to entry are low, and current and new competitors can launch websites at a relatively low cost. Many of our current and potential offline competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical, management and other resources than we do. In addition, some of our competitors have used and may continue to use aggressive pricing tactics and devote substantially more financial resources to website and system development than we do. We expect that competition will further intensify in the future as Internet use and online commerce continue to grow worldwide. Increased competition may result in reduced sales, lower operating margins, reduced profitability, loss of market share and diminished brand recognition.

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

Original equipment manufacturers have attempted to use claims of intellectual property infringement against manufacturers and distributors of aftermarket products to restrict or eliminate the sale of aftermarket products that are the subject of the claims. The OEMs have brought such claims in federal court and with the United States International Trade Commission. We have received in the past, and we anticipate we may in the future receive, communications alleging that certain products we sell infringe the patents, copyrights, trademarks and trade names or other intellectual property rights of OEMs or other third parties. For instance, after the 3 and a half years of litigation and related costs and expenses, on April 16, 2009, we entered into a settlement agreement with Ford Motor Company and Ford Global Technologies, LLC that ended the two pending legal actions that were initiated by Ford against us. For additional information, see Note 12 – Commitments and Contingencies of Notes to the Consolidated Financial Statements.

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

We regard our trademarks, trade secrets and similar intellectual property as important to our success. We rely on trademark and copyright law, and trade secret protection, and confidentiality and/or license agreements with employees, customers, partners and others to protect our proprietary rights. We cannot be certain that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, our proprietary rights may be infringed or misappropriated, and we could be required to incur significant expenses to preserve them. For instance, on June 25, 2009, we filed a lawsuit in United States District Court, Central District of California against PartsGeek LLC, its shareholders and several of its employees (“Defendant”), alleging (among other things), misappropriation of trade secrets, breach of contract and unfair competition. We are requesting both monetary and injunctive relief. The outcome of such litigation is uncertain, and the cost of prosecuting the litigation may have an adverse impact on our earnings. We have common law trademarks, as well as pending federal trademark registrations for several marks and two registered marks. Even if we obtain approval of such pending registrations, the resulting registrations may not adequately cover our inventions or protect us against infringement by others. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services may be made available online. We also currently own or control a number of Internet domain names, including www.usautoparts.net, www.autopartswarehouse.com, and www.partstrain.com, and have invested time and money in the purchase of domain names and other intellectual property, which may be impaired if we cannot protect such intellectual property. We may be unable to protect these domain names or acquire or maintain relevant domain names in the United States and in other countries. If we are not able to protect our trademarks, domain names or other intellectual property, we may experience difficulties in achieving and maintaining brand recognition and customer loyalty.

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

Since the completion of our initial public offering in February 2007, the trading price of our common stock has been volatile, declining from a high of $12.61 per share to a low per share of $1.00. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operation.

Our executive officers and directors own a significant percentage of our stock.

As of January 2, 2010, our executive officers and directors and entities that are affiliated with them beneficially owned in the aggregate approximately 46.6% of our outstanding shares of common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval including the election of our entire Board of Directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.

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

We expect that our revenue and operating results will continue to fluctuate from quarter to quarter due to various factors, many of which are beyond our control. If our quarterly revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could significantly decline. The factors that could cause our operating results to continue to fluctuate include, but are not limited to:

•	fluctuations in the demand for aftermarket auto parts;

•	price competition on the Internet or among offline retailers for auto parts;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	our ability to maintain and expand our supplier and distribution relationships without significant price increases or reduced service levels;

•	the effects of seasonality on the demand for our products;

•	our ability to accurately forecast demand for our products, price our products at market rates and maintain appropriate inventory levels;

•	our ability to build and maintain customer loyalty;

•	infringement actions that could impact the viability of the auto parts aftermarket or portions thereof;

•	the success of our brand-building and marketing campaigns;

•	our ability to accurately project our future revenues, earnings, and results of operations;

•	government regulations related to use of the Internet for commerce, including the application of existing tax regulations to Internet commerce and changes in tax regulations;

•	technical difficulties, system downtime or Internet brownouts;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; and

•	the impact of adverse economic conditions on retail sales, in general.

If we fail to maintain an effective system of internal control over financial reporting or comply with Section 404 of the Sarbanes-Oxley Act of 2002, we may not be able to accurately report our financial results or prevent fraud, and our stock price could decline.

While management has concluded that our internal controls over financial reporting were effective as of January 2, 2010, we have in the past, and could in the future, have a material weakness or significant deficiency in our control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

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

Our investment securities consist of high-grade auction rate preferred securities (“ARPS”). As of January 2, 2010, our long-term marketable securities were comprised of $4.4 million (par value) of high-grade (AAA rated) ARPS issued primarily by closed end funds that primarily hold debt obligations from municipalities. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of ARPS. In response to the credit situation, in February 2008, we instructed our investment advisor to liquidate all our investments in close end funds and move these funds into money market investments but there was insufficient demand at auction for our remaining four high-grade ARPS, representing approximately $7.8 million at that time. As a result, these affected securities currently are not liquid, and have been reclassified as long-term investments. For the period May 19, 2009 through January 2, 2010, an additional $2.2 million of our investments in ARPS were redeemed but we do not know when we will have access to the capital in these remaining investments. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal or until a future auction on these investments is successful, the securities are redeemed by the issuer or a secondary market emerges. If we cannot readily access these funds, we may be required to borrow funds or issue additional debt or equity securities to meet our capital requirements. As of January 2, 2010, management concluded that these remaining investments were impaired and has recorded an impairment charge to other comprehensive income totaling $0.1 million. Management is not sure that these investments will not be settled in the short term, although the market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an additional impairment charge.

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

We are subject to federal and state consumer protection laws and regulations, including laws protecting the privacy of customer non-public information and regulations prohibiting unfair and deceptive trade practices, as well as laws and regulations governing businesses in general and the Internet and e-commerce and certain environmental laws. Additional laws and regulations may be adopted with respect to the Internet, the effect of which on e-commerce is uncertain. These laws may cover issues such as user privacy, spyware and the tracking of consumer activities, marketing e-mails and communications, other advertising and promotional practices, money transfers, pricing, content and quality of products and services, taxation, electronic contracts and other communications, intellectual property rights, and information security. Furthermore, it is not clear how existing laws such as those governing issues such as property ownership, sales and other taxes, trespass, data mining and collection, and personal privacy apply to the Internet and e-commerce. California has enacted legislation banning the sale of catalytic converters that do not meet California emissions regulations, and the current federal administration has indicated that 13 additional states will be allowed to enact their own legislation that mirrors California. By way of example, on March 4, 2010 the Company met with the California Air Resources Board (“CARB”) to discuss alleged sales of catalytic converters into California by the Company and third-party suppliers that are not compliant with California regulations. CARB informed the Company that penalties may be assessed with regard to any non-compliant sales; discussions are ongoing, and any penalties are not estimable at this time. This will impact sale of products for emissions systems to those states and may adversely impact our sales and operating results. To the extent we expand into international markets, we will be faced with complying with local laws and regulations, some of which may be materially different than U.S. laws and regulations. Any such foreign law or regulation, any new U.S. law or regulation, or the interpretation or application of existing laws and regulations to the Internet or other online services, may have a material adverse effect on our business, prospects, financial condition and results of operations by, among other things, impeding the growth of the Internet, subjecting us to fines, penalties, damages or other liabilities, requiring costly changes in our business operations and practices, and reducing customer demand for our products and services. We do not maintain insurance coverage to cover the types of claims or liabilities that could arise as a result of such regulation.

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

Our corporate headquarters and primary distribution centers are located in Carson, California in approximately 173,000 square feet of office and warehouse space. We have a 116,000 square foot distribution center in Chesapeake, Virginia. We currently lease approximately 39,500 square feet of office space in the Philippines for our employees located in that country. We lease all of our facilities under leases which expire between September 10, 2010 and December 31, 2013. For additional information regarding our obligations under property leases, see Note 12 of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth under the caption “Legal Matters” in Note 12 of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, and is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of this report.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock commenced trading on the NASDAQ Global Market on February 9, 2007 under the symbol “PRTS.” Prior to such time, there was no public market for our common stock. The table below sets forth the high and low sales prices of our common stock for the periods indicated:

	High	Low
Quarter ended March 31, 2008	$8.20	$2.13
Quarter ended June 30, 2008	4.40	3.01
Quarter ended September 30, 2008	3.67	1.41
Quarter ended December 31, 2008	2.35	1.00
Quarter ended April 4, 2009	1.80	1.01
Quarter ended July 4, 2009	4.13	1.61
Quarter ended October 3, 2009	6.35	3.53
Quarter ended January 2, 2010	6.24	4.28

On March 11, 2010, the last reported sale price of our common stock on the NASDAQ Global Market was $7.25 per share.

Holders

As of March 11, 2010, there were approximately 1,206 non-objecting holders of record of our common stock.

Stock Performance Graph

The material in this section is not “soliciting material,” is not deemed “filed” with the SEC, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The following graph shows a comparison of the total cumulative returns of an investment of $100 in cash on February 9, 2007, the first trading day following our initial public offering in (i) our common stock, (ii) the S&P 500 Retail Index, (iii) Morgan Stanley Technology Index and (iv) NASDAQ Composite Index, in each case through December 31, 2009. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The graph assumes that all dividends have been reinvested (to date, we have not declared dividends).

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

	Years Ended December 31,				52 Weeks Ended January 2,
	2005	2006 (1)	2007 (2)	2008 (3)	2010
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Net sales	$59,698	$120,060	$160,957	$153,424	$176,288
Cost of sales	34,829	78,573	107,132	100,869	112,415

Gross profit	24,869	41,487	53,825	52,555	63,873
Operating expenses:
General and administrative	7,254	9,594	18,587	18,234	19,640
Marketing	5,802	15,102	21,551	22,965	23,419
Fulfillment	4,357	4,963	7,557	9,116	11,437
Technology	868	1,332	1,987	3,642	4,467
Amortization of intangibles and impairment loss	17	5,092	8,350	28,326	661

Total operating expenses	18,298	36,083	58,032	82,283	59,624
Income (loss) from operations	6,571	5,404	(4,207)	(29,728)	4,249
Other income (expense), net	85	(1,358)	1,148	1,000	191

Income (loss) before income taxes	6,656	4,046	(3,059)	(28,728)	4,440
Income tax provision (benefit)	(163)	(550)	538	(11,822)	3,123

Net income (loss)	$6,819	$3,496	$(3,597)	$(16,906)	$1,317

Basic net income (loss) per share	$0.52	$0.24	$(0.13)	$(0.57)	$0.04
Diluted net income (loss) per share	$0.52	$0.17	$(0.13)	$(0.57)	$0.04
Shares used in computation of basic net income (loss) per share	13,200,000	14,437,657	28,274,022	29,846,757	29,851,873
Shares used in computation of diluted net income (loss) per share	13,200,000	19,990,431	28,274,022	29,846,757	30,809,111

(1)	2006 includes the results of Partsbin, which was acquired in May 2006, and is not reflected in prior periods.

(2)	2007 includes a reserve of $4.5 million for the securities litigation settlement fee and associated expenses.

(3)	2008 includes a $23.4 million non-cash impairment charge on goodwill and intangible assets.

	Years Ended December 31,				52 Weeks Ended January 2,
	2005	2006	2007	2008	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,353	$2,381	$19,399	$32,473	$26,251
Working capital (deficit)(1)	3,273	(11,213)	40,421	36,013	42,049
Total assets	14,484	69,910	110,056	90,430	104,614
Notes payable to stockholders	—	5,000	1,000	—	—
Long-term debt (excluding notes payable to stockholders and current portion)	357	20,786	48	—	—
Stockholders’ equity	5,239	20,612	91,643	77,522	82,687

(1)	2008 excludes $6.5 million of investments which were reclassified to long-term due to illiquidity in the market. Additionally, 2009 excludes $4.3 million of the same investments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are one of the largest online providers of aftermarket auto parts, including body parts, engine parts, and performance parts and accessories. Our user-friendly websites provide customers with a broad selection of SKUs, with detailed product descriptions and photographs. Our proprietary product database maps our SKUs to product applications based on vehicle year, make, model, cylinder and, sub model. We principally sell our products to individual consumers through our network of websites and online marketplaces. Our flagship websites are located at www.autopartswarehouse.com and www.partstrain.com. We believe our strategy of disintermediating the traditional auto parts supply chain and selling products directly to customers over the Internet allows us to more efficiently deliver products to our customers while generating higher margins.

Our History. We were formed in 1995 as a distributor of aftermarket auto parts and launched our first website in 2000. We rapidly expanded our online operations, increasing the number of SKUs sold through our e-commerce network, adding additional websites, acquiring the Partsbin business, improving our Internet marketing proficiency and commencing sales in online marketplaces. As a result, our business has grown since 2000, generating net sales of $176.3 million for the fifty-two weeks ended January 2, 2010.

International Operations. In April 2007, we entered into a purchase agreement to bring in-house certain sales and customer service employees based in the Philippines, who were providing support to us through our outsourced call center provider, Access Worldwide. Under the terms of this purchase agreement, approximately 182 employees of Access Worldwide were given the opportunity to become employees of our Philippines subsidiary and join our existing direct employees in the Philippines. As of the closing of this transaction, approximately 171 of the Access employees had agreed to transition over to direct employment by our Philippines subsidiary, and as of January 2, 2010 we had 744 employees. The purchase price for the right to acquire this assembled workforce was approximately $1.7 million. In addition to our Philippines operations, we own a Canadian subsidiary to facilitate sales of our products in Canada which currently has no employees. We believe that the cost advantages of our offshore operations provide us with the ability to grow our business in a cost-effective manner, and we expect to continue to add headcount and infrastructure to our offshore operations.

Acquisitions. From time to time, we may acquire certain businesses, websites, domain names, or other assets. During 2009, we acquired several websites and domain name assets. In May 2006, we completed the acquisition of Partsbin, which expanded our product offering, and enhanced our ability to reach more customers. The Partsbin acquisition significantly increased our net sales and added a complementary, drop-ship order fulfillment method, and operations in Canada. We may pursue additional acquisition opportunities in the future to increase our share of the aftermarket auto parts market or expand our product offerings.

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

•

Total Number of Orders. We monitor the total number of orders as an indicator of revenue trends. We recognize revenue associated with an order when the products have been shipped, consistent with our revenue recognition policy discussed in “Critical Accounting Policies and Estimates” below.

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

Amortization of Intangibles and Impairment Loss. Amortization of intangibles and impairment loss consists primarily of the amortization expense associated with certain intangibles and non-cash impairment loss recorded as a result of the Partsbin business.

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

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 105 Generally Accepted Accounting Principles (“ASC 105”), which establishes the FASB ASC as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants.

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

We evaluated the criteria of ASC 605-45 Revenue Recognition Principal Agent Considerations (“ASC 605-45”), (formerly referenced as “Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent”), in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When we are the primary party obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers or have several but not all of these indicators, revenue is recorded gross.

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

Fair Value Measurements. During the first quarter of 2009, the Company adopted ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly referenced as Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. We have adopted the provisions of ASC 820 as of January 1, 2008 for financial assets. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1-defined as observable inputs such as quoted prices in active markets; Level 2-defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3-defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. We have evaluated both Level 2 and Level 3 evidence to measure the fair value of our $4.4 million (par value) of auction rate preferred securities (“ARPS”) as of January 2, 2010. These investments consist solely of collateralized debt obligations supported by municipal and state agencies; do not include mortgage-backed securities or student loans; have redemption features that call for redemption at 100% of par value; and have a current credit rating of A or AAA. For the period May 19, 2009 through January 2, 2010, we received partial redemptions at par on our investments totaling $2.2 million. The fact that there is not an active market as of January 2, 2010 to liquidate 100% of these certain investments was the final determination in classifying them as Level 3. We used a discounted cash flow valuation model to estimate the fair value of the securities. As a result of the temporary declines in fair value of our ARPS, which we attribute to liquidity issues rather than credit issues, we have recorded an unrealized loss of $0.1 million to accumulated other comprehensive income (loss). If our key assumptions used to determine estimated discounted cash flows change in the future, we may be required to record additional losses.

Inventory. Inventory consists of finished goods available-for-sale and is stated at the lower of cost or market value, determined using the first in, first out (“FIFO”) method. We purchase inventory from suppliers both domestically and internationally, primarily in Taiwan and China. We believe that our products are generally available from more than one supplier, and we maintain multiple sources for many of our products, both internationally and domestically. We offer a broad line of auto parts for automobiles from model years 1965 to 2009. Because of the continued demand for our products, we primarily purchase products in bulk quantities to take advantage of quantity discounts and to ensure inventory availability. Inventory is reported net of inventory reserves for slow moving, obsolete or scrap product, which are established based on specific identification of slow moving items and the evaluation of overstock considering anticipated sales levels. If actual market conditions are less favorable than those anticipated by management, additional reserves may be required. Historically, our recorded reserve for returns has been adequate to provide for actual returns.

Website and Software Development Costs. We capitalize certain costs associated with software developed for internal use according to ASC 350-50 Intangibles – Goodwill and Other – Website Development Costs (“ASC 350-50”) (formerly referenced as EITF No. 00-2, “Accounting for Website Development Costs” and ASC 350-40 Intangibles – Goodwill and Other –Internal-Use Software (“ASC 350-40”) (formerly referenced as Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”). Under the provisions of ASC 350-40 and ASC 350-50, we capitalize costs associated with website development and software developed for internal use when both the preliminary project design and testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website development and software development such as payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use software project. Capitalization of these costs ceases when the project is substantially complete and ready for its intended use.

Long-Lived Assets and Intangibles. We acquire tangible and intangible assets in the normal course of business. We evaluate the recoverability of the carrying amount of these long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with ASC 360 Property, Plant, and Equipment (“ASC 360”) (formerly referenced as SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”). An impairment loss is recognized when the carrying value exceeds the undiscounted cash flows estimated to result from the use and eventual disposition of the asset. Impairment losses are recognized in operating earnings. We continually use judgment when applying these impairment rules to determine the timing of the impairment tests, undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. The reasonableness of our judgments could significantly affect the carrying value of our long-lived assets. During the year ended December 31, 2008, we recorded a non-cash impairment charge on long-lived assets totaling $18.4 million as further described in Note 4 to the Consolidated Financial Statements included in Part IV of this report. We did not recognize any impairment losses for the fifty-two weeks ended January 2, 2010 and the year ended December 31, 2007.

Goodwill and Indefinite-Lived Intangibles. We account for goodwill under the guidance set forth in ASC 350 Intangibles – Goodwill and Other (“ASC 350”) (formerly referenced as SFAS No. 142, “Goodwill and Other Intangible Assets”), which specifies that goodwill and indefinite-lived intangibles should not be amortized. We evaluate goodwill and indefinite-lived intangibles for impairment on an annual basis or more frequently if events or circumstances occur that would indicate a reduction in fair value. Our annual impairment testing date is October 31. In addition, we identified a single reporting unit (the Company itself) in accordance with ASC 350. The goodwill impairment test is a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount including goodwill. We estimate the fair value of the reporting unit based on an equal weighting of two market approaches and an income approach, which utilizes discounted future cash flows. The market approaches utilized market multiples of invested capital from 1) comparable publicly traded companies and 2) comparable transactions. The market multiples from invested capital include revenues, total assets, book equity plus debt and earnings before interest, taxes, depreciation and amortization (“EBITDA”). Assumptions critical to the fair value estimates under the discounted cash flow model include discount rates, cash flow projections, projected long-term growth rates and the determination of terminal values. Management has performed a sensitivity analysis on its significant assumptions and has determined that a change in its assumptions within selected sensitivity testing levels would not impact its conclusion. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss by comparing the implied fair value of the reporting unit to its carrying value. We completed our annual testing and passed the first step of the impairment test. We did not recognize any impairment loss for the fifty-two weeks ended January 2, 2010. During the year ended December 31, 2008, we recorded a non-cash impairment charge on goodwill totaling $4.4 million, due to the significant decline in the Company’s stock price to a level indicating a market capitalization below book value during the fourth quarter ended December 31, 2008. We also recorded a $0.7 million impairment loss on indefinite-lived intangible assets as further described in Note 4 to the Consolidated Financial Statements included in Part IV of this report. We did not recognize any impairment loss for the year ended December 31, 2007.

Income Taxes. We account for income taxes in accordance with ASC 740 Income Taxes (“ASC 740”) (formerly referenced as SFAS No. 109, “Accounting for Income Taxes”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When appropriate, we establish a valuation reserve to reduce deferred tax assets, which includes tax credits and loss carry forwards, to the amount that is more likely than not to be realized. Our ability to realize our deferred tax assets depends on our ability to generate sufficient taxable income within the carry-back or carry-forward periods provided for in the tax law for each applicable tax jurisdiction. We consider the following possible sources of taxable income when assessing the realization of our deferred tax assets:

•	Future reversals of existing taxable temporary differences;

•	Future taxable income exclusive of reversing temporary differences and carry-forwards;

•	Taxable income in prior carry-back years; and

•	Tax-planning strategies.

During the assessment of realization of deferred tax assets, we also consider, among others, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carry-forward periods, our experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified.

The Company utilizes a rolling three years of actual and current year anticipated results as a primary measure of its cumulative losses in recent years. The Company has a cumulative pre-tax loss of $27.3 million for the respective years 2007, 2008 and 2009. A substantial portion of the cumulative losses relates to non-recurring matters such as the $4.5 million class action lawsuit settlement and the $23.4 million write-off of goodwill and other intangible assets resulted largely from the 2008-2009 stock market crash. These events are unlikely to reoccur in the future, and the Company adjusts the cumulative results for the effect of these items. Excluding the non-recurring items, the Company has a cumulative income of $508,000 for the respective three years.

The Company’s significant positive evidence at January 2, 2010 is also summarized as follows:

•	Based on the estimated taxable income for fifty-two weeks ended January 2, 2010, the Company will have net operating loss carry-back potential of $1.4 million.

•	The Company has cumulative three year taxable income of $2.5 million.

•

The Company has cumulative three year taxable income (exclusive of 2008 net operating loss carry-back) of $6.2 million. The Company’s 2008 net operating loss was carried back to 2006. As of January 2, 2010, the Company has estimated federal and state net operating loss carry-forwards of $0 and $1.5 million, respectively.

For the deferred tax asset to be realized the Company would have to achieve approximately $29.4 million in taxable income in future periods.

Based on the significant positive evidence above related to the historical pre-tax and taxable income and the earnings projection, we determined that it was more likely than not that its net deferred tax assets would be realized. No valuation allowance is necessary as of January 2, 2010. The valuation of deferred tax assets requires judgment and our accounting for deferred tax consequences of events that have been recognized in our financial statements or in our tax returns, and our future profitability represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations.

In 2008, the Company adopted ASC 740 (formerly referenced as FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS 109”) which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has greater than 50 percent likelihood of being realized upon ultimate settlement. As a result of the implementation of ASC 740, we did not recognize any material adjustment in the liability for unrecognized income tax benefits or corresponding interest or penalties. During 2008, we were under audit by the Internal Revenue Service for the year ended December 31, 2006 and 2007; the audit was resolved through payment of a non-material sum of money. The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject.

Share-Based Compensation. We did not issue any stock options prior to March 2006. Effective January 1, 2006, we adopted ASC 718 Compensation – Stock Compensation (“ASC 718”) (formerly referenced as SFAS No. 123 (revised 2004), “Share-Based Payment”). ASC 718 requires that all share-based compensation to employees, including grants of employee stock options, be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payment awards, with the exception of options granted containing market conditions, for which we estimate the fair value using a Monte Carlo model. The Black-Scholes and Monte Carlo valuation models require extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and, consequently, the related amount of share-based compensation expense recognized in the Consolidated Statement of Operations could have been significantly different than the amounts recorded. We estimate volatility in accordance with ASC 718 (formerly referenced as SEC Staff Accounting Bulletin No. 107) using historical volatilities of similar public entities. The expected life of the awards is based on a simplified method that defines the life as the average of the contractual term of the options and the weighted average vesting period for all open tranches. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of paying no dividends.

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

Under provisions of ASC 718, we recognized $2.2 million, $2.9 million and $3.3 million of share-based compensation expense for the years ended December 31, 2007 and 2008 and the fifty-two weeks ended January 2, 2010, respectively. At January 2, 2010, the total compensation cost related to unvested stock-based awards granted to employees and non-employee directors under our equity incentive plans but not yet recognized was approximately $4.5 million, net of estimated forfeitures of approximately $3.0 million. This cost will be amortized over a weighted-average period of approximately 2.63 years and will be adjusted for subsequent changes in estimated forfeitures.

Recent Accounting Pronouncements

Effective July 1, 2009, Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 105 Generally Accepted Accounting Principles (“Topic 105”) establishes the FASB ASC as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and is effective for the Company beginning July 1, 2009. Following Topic 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. As the Codification was not intended to change or alter existing GAAP, the adoption of the Codification did not have any impact on the Company’s consolidated financial statements.

During the third quarter of 2009, the Company adopted ASC Topic 855 (formerly referenced as Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events). The ASC is the single official source of authoritative, nongovernmental U.S. GAAP, other than guidance issued by the SEC. The Company’s adoption of the ASC did not have any impact on the financial statements included herein. In February 2010, FASB issued Accounting Standards Update No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09”) that removed the requirement to disclose a date through which subsequent events have been evaluated in issued financial statements. ASU No. 2010-09 is effective as of February 24, 2010 and has not significantly impacted the Company’s consolidated financial statements.

In December 2007, the FASB issued FASB ASC 805, “Business Combinations” (formerly referenced as SFAS No. 141 (revised 2007), “Business Combinations”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. ASC 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We applied ASC 805 to all acquisitions occurring after January 1, 2009.

In January 2009, we adopted ASC 820 Fair Value Measurements and Disclosures (formerly referenced as Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. We elected the deferral allowed by the guidance except as related to certain intangible assets impaired as of June 30, 2008 and December 31, 2008 as disclosed in Note 2 to the consolidated financial statements.

In 2009, we adopted Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements (Topic 820)—Measuring Liabilities at Fair Value. ASU 2009-5 amends ASC topic 820 by providing additional guidance clarifying the measurement of liabilities at fair value. When a quoted price in an active market for the identical liability is not available, the amendments require that the fair value of a liability be measured using one or more of the listed valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. The adoption did not have a material impact on the Company’s financial position or results from operations.

In 2009, we adopted an update to FASB ASC 320 (formerly FSP SFAS 115-2 and FAS 124-2) related to the recognition and presentation of other-than-temporary impairments. This update replaces the existing requirement that management assert it has both the intent and ability to hold an impaired security until recovery with the requirement that management assert: (i) it does not have the intent to sell the security; and (ii) it is more likely than not it will not have to sell the security before recovery of its cost basis. The update also incorporates examples of factors from existing literature that should be considered in determining whether a debt security is other-than-temporarily impaired. The adoption did not have a material impact on the Company’s financial position or results from operations.

In 2009, we adopted an update to FASB ASC topic 820 (formerly FSP SFAS 157-4) related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This update affirms that the objective of fair value, when the market for an asset is not active, is the price that would be received to sell the asset in an orderly transaction and clarifies and includes additional factors for determining whether potentially comparative transactions are orderly transactions or transactions that are not orderly (that is, distressed or forced). The adoption did not have a material impact on the Company’s financial position or results from operations.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (“ASC 605”) Multiple Deliverable Arrangements, which modifies the requirements for determining whether a deliverable in a multiple element arrangement can be treated as a separate unit of accounting by removing the criteria that objective and reliable evidence of fair value exists for the undelivered elements. The new guidance requires consideration be allocated to all deliverables based on their relative selling price using vendor specific objective evidence (VSOE) of selling price, if it exists; otherwise selling price is determined based on third-party evidence (TPE) of selling price. If neither VSOE nor TPE exist, management must use its best estimate of selling price (ESP) to allocate the arrangement consideration. The Company will adopt this update effective January 3, 2010. The Company has not completed the process of evaluating the effects that will result from adopting the amendments and is therefore unable to disclose the effects that adopting the amendments in ASU 2009-13 will have on its consolidated financial position and the results of its operations when such amendment is adopted.

In April 2008, the FASB issued ASC 350 Intangibles – Goodwill and Other (“ASC350”) (formerly referenced as FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”). ASC 350 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life or recognized intangible assets in accordance with ASC 350. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. ASC 350 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption did not have a material effect on the Company’s financial position and results of operations.

In March 2008, the FASB issued ASC 815 Derivatives and Hedging (“ASC 815”) (formerly referenced as Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133). ASC 815 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. ASC 815 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of ASC 815 have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows. ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption did not have a material effect on the Company’s financial position and results of operations.

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Years Ended December 31,		52 Weeks Ended January 2,
	2007	2008	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	66.6	65.7	63.8

Gross profit	33.4	34.3	36.2
Operating expenses:
General and administrative	11.5	11.9	11.1
Marketing	13.4	15.0	13.3
Fulfillment	4.7	5.9	6.5
Technology	1.2	2.4	2.5
Amortization of intangibles and impairment loss	5.2	18.5	0.4

Total operating expenses	36.0	53.7	33.8

Income (loss) from operations	(2.6)	(19.4)	2.4
Other income (expense):
Other income	—	—	—
Interest income (expense), net	0.7	0.6	0.1

Other income (expense), net	0.7	0.6	0.1
Income (loss) before income taxes	(1.9)	(18.8)	2.5
Income tax provision (benefit)	0.3	(7.8)	1.8

Net income (loss)	(2.2)%	(11.0)%	0.7%

Year Ended December 31, 2008 Compared to the Fifty-Two Weeks Ended January 2, 2010

Net Sales and Gross Margin

	Year Ended December 31,	52 Weeks Ended January 2,	$ Change	% Change
	2008	2010
	(in thousands)
Net sales	$153,424	$176,288	$22,864	14.9%
Cost of sales	100,869	112,415	11,546	11.4%

Gross profit	$52,555	$63,873	$11,318	21.5%
Gross margin	34.3%	36.2%		1.9%

Net sales increased $22.9 million, or 14.9%, for the fifty-two weeks ended January 2, 2010 (“fiscal year 2009”) compared to the year ended December 31, 2008 (“calendar year 2008”). This increase was mainly attributable to an increase in our online sales of $23.6 million, or 16.8%, offset in part by a decrease of $0.8 million, or 5.9%, in our offline business, which consists of our Kool-Vue™ and wholesale operations. Our online business consists of our e-commerce and online marketplace sales channels and includes online advertising. Our e-commerce channel includes our e-commerce websites supported by our call-center sales agents who generate cross-sell and up-sell opportunities. Our online marketplaces consist primarily of auction and other third-party websites. Online advertising is sold on our e-commerce websites.

E-commerce sales increased $22.9 million, or 19.5%, to $140.1 million for fiscal year 2009 compared to $117.2 million for calendar year 2008. The increase is primarily due to increased traffic of 9.5 million or 9.9% to 106.1 million unique visitors and a 10 basis point increase in conversion rate to 1.35% for fiscal year 2009 compared to 96.6 million unique visitors and a conversion rate of 1.25% for calendar year 2008. The increase in unique visitors primarily resulted from increased marketing spend driving higher paid traffic and better content on our websites driving more organic traffic. The increase in conversion was largely due to more effective pricing, better catalog data and a better customer experience. Total e-commerce orders increased by 222,000 or 18.3% to 1.4 million orders for fiscal year 2009. Our average order value declined to $119 for fiscal year 2009 compared with $124 for calendar year 2008 which was primarily attributable to increased pricing competition and increased sales of lower cost direct sourced products.

Online marketplace sales decreased $0.5 million, or 2.2%, to $20.5 million for fiscal year 2009 compared to $21.0 million for calendar year 2008 due in part to a decline in marketplace traffic.

Net sales from our offline business declined by $0.8 million, or 5.9%, to $12.3 million for fiscal year 2009 from calendar year 2008. The decrease in net sales was the result of reduced purchases from a significant customer in fiscal year 2009.

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

Gross profit was $63.9 million, or 36.2% of net sales, for fiscal year 2009, compared to $52.6 million, or 34.3% of net sales, in the prior year. The 1.9% increase in gross margin for fiscal year 2009 compared to the prior year was primarily due to lower outbound freight expense, lower product costs, purchase discounts, and increased revenue from sales of advertising on our websites.

General and Administrative Expense

	Year Ended December 31,	52 Weeks Ended January 2,
	2008	2010	$ Change	% Change
	(in thousands)
General and administrative expense	$18,234	$19,640	$1,406	7.7%
Percent of net sales	11.9%	11.1%		(0.8)%

General and administrative expense increased $1.4 million or 7.7% for fiscal year 2009 compared to calendar year 2008 primarily due to an increase in bonuses and share-based compensation for our employees, increased merchant fees due to a higher sales volume, increased legal fees related to the litigation to protect our intellectual property, and increased depreciation and amortization expense for internally-developed software that was placed into production in 2009; partially offset by lower professional fees and labor expense.

During fiscal year 2009, share-based compensation expense increased by $0.4 million primarily due to performance-based option awards.

Based on options outstanding as of January 2, 2010, we expect to recognize $4.5 million in additional expense in the following periods:

(in thousands)
Year ending January 1, 2011	$2,386
Year ending December 31, 2011	1,781
Year ending December 29, 2012	301

$4,468

Marketing Expense

	Year Ended December 31,	52 Weeks Ended January 2,	$ Change	% Change
	2008	2010
	(in thousands)
Marketing expense	$22,965	$23,419	$454	2.0%
Percent of net sales	15.0%	13.3%		(1.7)%

Marketing expense increased $0.5 million, or 2.0%, for fiscal year 2009 compared to calendar year 2008. As a percentage of net sales, marketing expense decreased 1.7% to 13.3% for fiscal year 2009 compared to the prior-year primarily due to reduced personnel costs, partially offset by higher e-commerce advertising spending from increased unique visitors. Marketing spend as a percentage of sales was 7.1% for fiscal year 2009 compared to 7.3% in the prior year. Reduced spend in our online marketplaces sales channel also contributed to this percentage decrease for fiscal year 2009.

Fulfillment Expense

	Year Ended December 31,	52 Weeks Ended January 2,	$ Change	% Change
	2008	2010
	(in thousands)
Fulfillment expense	$9,116	$11,437	$2,321	25.5%
Percent of net sales	5.9%	6.5%		0.6%

Fulfillment expense increased $2.3 million, or 25.5%, for fiscal year 2009 compared to the prior year. As a percentage of net sales, fulfillment expense increased 0.6% to 6.5% for fiscal year 2009 primarily due to expenses related to our new distribution center in Virginia that opened in 2009.

Technology Expense

	Year Ended December 31,	52 Weeks Ended January 2,	$ Change	% Change
	2008	2010
	(in thousands)
Technology expense	$3,642	$4,467	$825	22.7%
Percent of net sales	2.4%	2.5%		0.1%

Technology expense increased $0.8 million, or 22.7% for fiscal year 2009 compared to the prior year. As a percentage of sales, technology expense increased 0.1% to 2.5% mainly due to higher personnel related expenses and increased communication bandwidth to support our growing infrastructure and investments in our overall technology platform.

Amortization of Intangibles and Impairment Loss

	Year Ended December 31,	52 Weeks Ended January 2,	$ Change	% Change
	2008	2010
	(in thousands)
Amortization of intangibles and impairment loss	$28,326	$661	$(27,665)	(97.7)%
Percent of net sales	18.5%	0.4%		(18.1)%

Amortization of intangibles and impairment loss declined by $27.7 million, or 97.7%, in fiscal year 2009. Calendar year 2008 included non-cash impairment of $18.3 million on intangible assets. For further discussion refer to our ASC 350 (formerly SFAS 142) and ASC 360 (formerly SFAS 144) disclosures in the Critical Accounting Policies section. We estimate aggregate amortization expense related to these intangibles for the years 2010, 2011, 2012, 2013 and 2014 to be approximately $323,000, $323,000, $323,000, $288,000 and $112,000, respectively.

Other Income (Expense), Net

	Year Ended December 31,	52 Weeks Ended January 2,	$ Change	% Change
	2008	2010
	(in thousands)
Other income (expense), net	$1,000	$191	$(809)	(80.9)%
Percent of net sales	0.7%	0.1%		(0.6	) %

Other income, net decreased $0.8 million, or 80.9% for fiscal year 2009 compared to the prior year, resulted from lower interest income from a decline in interest rates during fiscal year 2009 compared to calendar year 2008.

Income Tax Provision (Benefit)

	Year Ended December 31,		52 Weeks Ended January 2,	$ Change	% Change
	2008		2010
	(in thousands)
Income tax provision (benefit)	$(11,822)		$3,123	$14,945	126.4%
Percent of net sales	(7.7	) %	1.8%		9.5%

For the fifty-two weeks ended January 2, 2010, and the year ended December 31, 2008, the effective tax rate for the Company was 70.33% and 41.36%, respectively. The Company’s effective tax rate is higher than the U.S. federal statutory rate primarily as a result of state income taxes and other non-deductible permanent differences. The increase in income tax provision during the fifty-two weeks ended January 2, 2010 was primarily due to a $1.1 million tax effect of stock option forfeitures and other non-deductible permanent differences. The decrease in income tax provision (benefit) during the year ended December 31, 2008 was primarily due to the tax effect of the $4.5 million and $23.4 million impairment losses on our goodwill and intangible assets, respectively.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2008

Net Sales and Gross Margin

	Year Ended December 31,		$ Change	% Change
	2007	2008
	(in thousands)
Net sales	$160,957	$153,424	$(7,533)	(4.7)%
Cost of sales	107,132	100,869	(6,263)	(5.8)%

Gross profit	$53,825	$52,555	$(1,270)	(2.4)%
Gross margin	33.4%	34.3%		0.9%

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

Gross profit was $52.6 million or 34.3% of net sales for the year ended December 31, 2008, compared to $53.8 million or 33.4% of net sales in the prior year. The 0.9% increase in gross margin for the year ended December 31, 2008 compared to the prior year was primarily due to lower product costs, and a change in product mix to higher margin products, which was partially offset by higher freight costs. During 2008, we successfully negotiated improved pricing with our suppliers which resulted in lower inventory costs than the previous year. Freight expense as a percentage of sales increased due to higher fuel surcharges in the first half of 2008. In 2008, we experienced an increase in price competition, which resulted in increased pressure on our gross margins.

General and Administrative Expense

	Year Ended December 31,		$ Change	% Change
	2007	2008
	(in thousands)
General and administrative expense	$18,587	$18,234	$(353)	(1.9)%
Percent of net sales	11.5%	11.9%		0.4%

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

During the year ended December 31, 2008, share-based compensation expense increased by $0.7 million, primarily due to stock options granted to newly hired personnel. Based on options outstanding as of December 31, 2008, we expect to recognize $6.5 million in additional expense in the following periods:

Year ending December 31, 2009	$2,735
Year ending December 31, 2010	1,872
Year ending December 31, 2011	1,219
Year ending December 31, 2012	704

$6,530

Marketing Expense

	Year Ended December 31,		$ Change	% Change
	2007	2008
	(in thousands)
Marketing expense	$21,551	$22,965	$1,414	6.6%
Percent of net sales	13.4%	15.0%		1.6%

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

Fulfillment Expense

	Year Ended December 31,		$ Change	% Change
	2007	2008
	(in thousands)
Fulfillment expense	$7,557	$9,116	$1,559	20.6%
Percent of net sales	4.7%	5.9%		1.2%

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

Technology Expense

	Year Ended December 31,		$ Change	% Change
	2007	2008
‘	(in thousands)
Technology expense	$1,987	$3,642	$1,655	83.3%
Percent of net sales	1.2%	2.4%		1.2%

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

Amortization of Intangibles

	Year Ended December 31,		$ Change	% Change
	2007	2008
	(in thousands)
Amortization of intangibles	$8,350	$28,326	$19,976	239.2%
Percent of net sales	5.2%	18.5%		13.3%

Amortization of intangibles and impairment loss increased $20.0 million, or 239.2%, primarily due to a non-cash impairment charge during 2008 totaling $4.4 million on goodwill and $19.0 million on intangible assets primarily associated with the Partsbin business, which we acquired in May 2006. For further discussion refer to our ASC 350 (formerly SFAS 142) and ASC 360 (formerly SFAS 144) disclosures in the Critical Accounting Policies section. We estimate aggregate amortization expense related to these intangibles for the years ending December 31, 2009, 2010, 2011, and 2012 and thereafter to be approximately $600,000, $200,000, $200,000, $200,000 and $200,000, respectively.

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

Income Tax Provision (Benefit)

	Year Ended December 31,		$ Change	% Change
	2007	2008
	(in thousands)
Income tax provision (benefit)	$538	$(11,822)	$(12,360)	(2,297.4)%
Percent of net sales	0.3%	(7.7)%		(8.0)%

The decrease in income tax provision (benefit) during the year ended December 31, 2008 was primarily due to the tax effect of the $4.4 million and $19.0 million impairment losses on our goodwill and intangible assets, respectively. This is a temporary timing difference as we expect to reduce our cash paid for taxes over the remaining asset life of twelve years for tax purposes.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations from cash generated from operations, credit facilities, bank and stockholder loans, an equity financing and capital lease financings. We had no balance outstanding under our bank line of credit during 2008. In connection with the transition of our commercial banking relationship to a new bank in the fourth quarter of 2008, we cancelled our line of credit effective December 31, 2008. No new line of credit was established in 2009.

Cash Flows

We had cash and cash equivalents of $26.3 million as of January 2, 2010, representing a $6.2 million decrease from $32.5 million of liquid assets as of December 31, 2008. The decrease in our cash and cash equivalents as of January 2, 2010 was primarily due to the purchases of $7.0 million in short-term marketable securities.

Operating Activities

We generated $11.6 million of net cash from operating activities for the fifty-two weeks ended January 2, 2010. The significant components of cash flows from operating activities were an increase of $7.6 million in accounts payable & accrued expenses; and an increase of $7.7 million in inventory.

Investing Activities

Cash used in investing activities during the fifty-two weeks ended January 2, 2010 totaled $18.1 million and was primarily attributable to purchases of $8.4 million in property and equipment; and the purchases of $11.1 million in short term marketable securities.

Financing Activities

Cash provided in financing activities during the fifty-two weeks ended January 2, 2010 totaled $0.2 million and was attributable to stock option exercises.

Funding Requirements

We had working capital of $42.0 million as of January 2, 2010, which was primarily due to cash generated from our initial public offering. The historical seasonality in our business during the fourth and first calendar quarters of each year cause cash and cash equivalents, inventory and accounts payable to be generally higher in these quarters, resulting in fluctuations in our working capital. We anticipate that funds generated from operations and our existing cash balance of $26.3 million and our $11.1 million in short term marketable securities will be sufficient to meet our working capital needs and expected capital expenditures for at least the next twelve months. Our future capital requirements may, however, vary materially from those now planned or anticipated. Changes in our operating plans, lower than anticipated net sales, increased expenses or other events, including those described in “Risk Factors,” may cause us to seek additional debt or equity financings in the future. Financing may not be available on acceptable terms, on a timely basis, or at all, and our failure to raise adequate capital when needed could negatively impact our growth plans and our financial condition and results of operations. In addition, our $4.3 million (fair value) of ARPS investments as of January 2, 2010 were classified as long-term investments as a result of failed auctions and liquidity issues and we may not have immediate access to those funds.

We are consolidating our offices in the Philippines into one office for operational efficiency in the first half of 2010. We expect to spend $1.5 million in capital improvements to build out the new facility. We will also continue our technology investments in an effort to improve our websites, operating systems, and backend platforms. However the level of investment is expected to decline to $5.0-$6.0 million annually.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The following table sets forth our contractual cash obligations and commercial commitments as of January 2, 2010.

	Payment Due By Period (in thousands)
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	3,944	745	2,764	297	138

Operating Lease Obligations. Commitments under operating leases relate primarily to our lease on our principal facility in Carson, California, our distribution center in Chesapeake, Virginia, and our call center in the Philippines.

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

Interest Rate Risk. All of our investments are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of high-grade ARPS. As of January 2, 2010, our long-term investments included $4.3 million (fair value) of investments in ARPS, which consist of high-grade (A or AAA rated) collateralized debt obligations issued by municipal and state agencies. Our ARPS have an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of ARPS because the amount of securities submitted for sale has exceeded the amount of purchase orders for these securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.

On February 13, 2008, we were informed that there was insufficient demand at auctions for four of our high-grade ARPS, representing approximately $7.8 million. As a result, these affected securities are currently not liquid and the interest rates have been reset to the predetermined higher rates. For the fifty-two weeks ended January 2, 2010 we have received partial redemptions at par on three of our four ARPS totaling $2.2 million with a remaining principal balance on our ARPS of $4.4 million.

In the event we need to access the funds that are in an illiquid state, we will not be able to do so without the possible loss of principal, until a future auction for these investments is successful or they are redeemed by the issuer. At this time, management has not obtained sufficient evidence to conclude that these investments are impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. If we are unable to sell these securities in the market or they are not redeemed, then we may be required to hold them indefinitely. We do not have a need to access these funds for operational purposes for the foreseeable future. We will continue to monitor and evaluate these investments on an ongoing basis for impairment or for a short-term to long-term reclassification. Based on our ability to access our cash and other short-term investments, our expected cash flows, and our other sources of cash, we do not anticipate that the potential illiquidity of these investments will affect our ability to execute our current business plan. However, due to the illiquidity of the market, we have recorded $86,000 of unrealized losses on our investment portfolio as of January 2, 2010.

Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. Dollars and a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. Dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. Dollar weakens year-over-year relative to currencies in our international locations, our consolidated net sales, gross profit, and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. Dollar strengthens year-over-year relative to currencies in our international locations, our consolidated net sales, gross profit, and operating expenses will be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, we believe that a fluctuation of 10% in the Peso/U.S. Dollar exchange rate would have approximately a $0.2 million impact on our operating expenses for the fifty-two weeks ended January 2, 2010. Our Canadian website sales are denominated in Canadian Dollars; however, fluctuations in exchange rates from these operations would have only a nominal impact on our operating results. We also believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.

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

None.

ITEM 9A(T).    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 2, 2010 pursuant to Rule 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objectives for which they were designed and generate at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). We assessed the effectiveness of our internal control over financial reporting as of January 2, 2010, based on the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). This assessment was conducted utilizing our documentation of policies and procedures, risk control matrices, gap analysis, key process walk-throughs and management’s knowledge of and interaction with its controls and testing of our key controls.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on such assessment and criteria, management has concluded that the internal controls over financial reporting were effective, and were operating at the reasonable assurance level as of January 2, 2010.

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

Changes in Internal Control Over Financial Reporting

The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter ended January 2, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors. The information under the caption “Election of Directors,” appearing in the Proxy Statement (“Proxy Statement”), is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2009.

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

(d) Code of Ethics. The information under the caption “Corporate Governance – Code of Ethics and Business Conduct,” appearing in the Proxy Statement, is hereby incorporated by reference.

(e) Board Committees. The information under the caption “Corporate Governance — Board Committees and Meetings,” appearing in the Proxy Statement, is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation and Other Information”, appearing in the Proxy Statement, is incorporated herein by reference.

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

(3) Exhibits.

The following exhibits are filed herewith or incorporated by reference to the location indicated below:

Exhibit No.	Description

2.1*	Acquisition Agreement dated May 19, 2006 by and among U.S. Auto Parts Network, Inc. and Partsbin, Inc., on the one hand, and The Partsbin.com, Inc., All OEM Parts, Inc., Power Host, Inc., Auto Parts Web Solutions, Inc., Web Chat Solutions, Inc., Everything Internet, LLC, Richard E. Pine, Lowell E. Mann, Brian Tinari and Todd Daugherty, on the other hand

3.1	Second Amended and Restated Certificate of Incorporation of U.S. Auto Parts Network, Inc. as filed with the Delaware Secretary of State on February 14, 2007 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

3.2	Amended and Restated Bylaws of U.S. Auto Parts Network, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

4.1*	Specimen common stock certificate

10.1+*	U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan

10.2+*	Form of Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.3+*	Form of Notice of Grant of Stock Option under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.4+*	Form of Acceleration Addendum to Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.5+*	U.S. Auto Parts Network, Inc. 2007 Omnibus Plan and forms of agreements

10.8+*	Offer Letter of Employment dated May 19, 2006 by and between U.S. Auto Parts Network, Inc. and Richard Pine

10.9+*	Non-Competition Agreement dated May 19, 2006 by and among U.S. Auto Parts Network, Inc. and Richard Pine, Lowell Mann, Brian Tinari and Todd Daugherty

10.10*	Shareholder’s Release dated May 19, 2006 by and between U.S. Auto Parts Network, Inc. and Richard Pine

Exhibit No.	Description

10.23*	Commercial Lease Agreement dated January 1, 2004 by and between U.S. Auto Parts Network, Inc. and Nia Chloe Enterprises, LLC, amended effective February 1, 2010

10.24*	Standard Industrial/Commercial Multi-Tenant Lease — Gross dated October 1, 2006 by and between U.S. Auto Parts Network, Inc. and Margay 2003, LLC, amended effective February 1, 2010

10.25*	Standard Industrial/Commercial Multi-Tenant Lease — Gross dated July 12, 2004 by and between U.S. Auto Parts Network, Inc. and Isadore Socransky, amended effective February 1, 2010

10.26*	Lease dated November 30, 2004 by and between U.S. Auto Parts Network, Inc. and William Coats

10.27†*	Catalog License and Parts Purchase Agreement dated November 20, 2006 by and between U.S. Auto Parts Network, Inc. and WORLDPAC, Inc.

10.29†*	Services Agreement dated October 3, 2006 by and between U.S. Auto Parts Network, Inc. and Efficient Frontier, Inc.

10.32+*	Offer Letter of Employment dated January 1, 2006 by and between U.S. Auto Parts Network, Inc. and Houman Akhavan

10.33+	Form of Indemnification Agreement for Officers and Directors

10.35*	Deeds of Assignment and Declarations of Trust executed September 2006 regarding MBS Tek Corporation stock transfer

10.36	Purchase Agreement, dated April 20, 2007, by and among U.S. Auto Parts Network, Inc., Access Worldwide Communications, Inc. and their respective Philippine affiliates (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2007)

10.37	Lease Agreements, dated August 8, 2007, by and among MBS Tek Corporation and Roshan Commercial Corp. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2007)

10.38	Form of Suppliers’ Agreement entered into between U.S. Auto Parts Network, Inc. and certain of its U.S. based suppliers and primary drop-ship vendors (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2007)

10.39+	Employment Agreement dated October 12, 2007 between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.40+	Non-Qualified Stock Option Agreement dated October 15, 2007 between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.41+	Non-Qualified Stock Option Agreement dated October 15, 2007 (performance grant) between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.42+	2007 New Employee Incentive Plan (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.43	Lease Agreement, dated October 11, 2007, by and between MBS Tek Corporation and Averon Holding Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007)

Exhibit No.	Description

10.44+	Employment Agreement, dated April 3, 2008, between the Company and Aaron Coleman (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2008)

10.45	Support Continuity Agreement, dated April 28, 2008, between the Company and Alexander Adegan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2008)

10.46	Consulting Agreement, dated April 28, 2008, among the Company, uParts.com, Inc. and Alexander Adegan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2008)

10.47	Non-Incentive Stock Option Agreement, dated April 28, 2008, between the Company and Alexander Adegan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2008)

10.48+	Non-Qualified Stock Option Agreement, dated May 15, 2008, by and between the Company and Shane Evangelist (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2008)

10.49	Stipulation of settlement in the matter entitled: In re U.S. Auto Parts Network, Inc. Securities Litigation, Case No. CV 07-2030-GW (JC) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2008)

10.50+	Separation Agreement and Release of Claims, dated December 9, 2008, between the Company and Michael J. McClane (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008)

10.51	Consulting Agreement, dated December 9, 2008, between the Company and Michael J. McClane (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008)

10.52+	Employment Agreement, dated February 16, 2009 between the Company and Theodore Sanders (incorporated by reference to Exhibit 10.62 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2009)

10.53+	Non-Qualified Stock Option Agreement, dated February 16, 2009, between the Company and Theodore Sanders (incorporated by reference to Exhibit 10.63 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2009)

10.54+	Non-Qualified Stock Option Agreement (performance grant), dated February 16, 2009, between the Company and Theodore Sanders (incorporated by reference to Exhibit 10.64 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2009)

10.55	Commercial Lease Agreement dated December 16, 2008 by and between U.S. Auto Parts Network, Inc. and Ashley Indian River, LLC

10.56	Commercial lease dated January 7, 2010 by and between U.S. Autoparts Network Philippines Corporation and Robinsons Land Corporation

10.63+	2010 Base Salaries and Target Bonuses of certain officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2009)

21.1	Subsidiaries of U.S. Auto Parts Network, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit No.	Description

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the exhibit of the same number from the registration statement on Form S-1 of U.S. Auto Parts Network, Inc. (File No. 333-138379) initially filed with the Securities and Exchange Commission on November 2, 2006, as amended.

+	Indicates a management contract or compensatory plan or arrangement

†	U.S. Auto Parts Network, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2010	U.S. AUTO PARTS NETWORK, INC.

	By:	/s/ Shane Evangelist
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Shane Evangelist Shane Evangelist	Chief Executive Officer and Director (principal executive officer)	March 12, 2010

/s/ Theodore Sanders Theodore Sanders	Chief Financial Officer (principal financial and accounting officer)	March 12, 2010

/s/ Robert J. Majteles Robert J. Majteles	Chairman of the Board	March 12, 2010

/s/ Joshua L. Berman Joshua L. Berman	Director	March 12, 2010

/s/ Fredric W. Harman Fredric W. Harman	Director	March 12, 2010

/s/ Sol Khazani Sol Khazani	Director	March 12, 2010

/s/ Warren B. Phelps III Warren B. Phelps III	Director	March 12, 2010

/s/ Jeffrey A. Schwartz Jeffrey A. Schwartz	Director	March 12, 2010

/s/ Ellen F. Siminoff Ellen F. Siminoff	Director	March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

U.S. Auto Parts Network, Inc.

We have audited the accompanying consolidated balance sheet of U.S. Auto Parts Network, Inc. and subsidiaries (the Company) as of December 31, 2008 and January 2, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 2, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Auto Parts Network, Inc. and subsidiaries at December 31, 2008 and January 2, 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 2, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 12, 2010

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and per share data)

	December 31, 2008	January 2, 2010
Assets
Current assets:
Cash and cash equivalents	$32,473	$26,251
Short-term Investments	—	11,071
Accounts receivable, net	1,353	3,383
Inventory, net	10,910	18,610
Deferred income taxes	2,095	1,513
Other current assets	2,090	3,148

Total current assets	48,921	63,976
Property and equipment, net	8,203	12,405
Intangible assets, net	3,028	3,114
Goodwill	9,772	9,772
Deferred income taxes	14,061	10,985
Investments	6,351	4,264
Other noncurrent assets	94	98

Total assets	$90,430	$104,614

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,702	$11,371
Accrued expenses	5,663	8,038
Capital leases payable	47	—
Other current liabilities	1,496	2,518

Total current liabilities	12,908	21,927

Total liabilities	12,908	21,927
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001; 100,000,000 shares authorized at December 31, 2008 and January 2, 2010; 29,846,757 and 29,893,631 shares issued and outstanding as of December 31, 2008 and January 2, 2010, respectively	30	30
Additional paid-in capital	146,408	150,084
Accumulated other comprehensive (loss) income	(88)	84
Accumulated deficit	(68,828)	(67,511)

Total stockholders’ equity	77,522	82,687

Total liabilities and stockholders’ equity	$90,430	$104,614

See accompanying notes.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,		52 Weeks Ended January 2,
	2007	2008	2010
Net sales	$160,957	$153,424	$176,288
Cost of sales	107,132	100,869	112,415

Gross profit	53,825	52,555	63,873
Operating expenses:
General and administrative(1)	18,587	18,234	19,640
Marketing(1)	21,551	22,965	23,419
Fulfillment(1)	7,557	9,116	11,437
Technology(1)	1,987	3,642	4,467
Amortization of intangibles and impairment loss	8,350	28,326	661

Total operating expenses	58,032	82,283	59,624

(Loss) income from operations	(4,207)	(29,728)	4,249
Other income (expense):
Other income	11	38	2
Interest income, net	1,137	962	189

Total other income, net	1,148	1,000	191
Income (loss) before income taxes	(3,059)	(28,728)	4,440
Income tax provision (benefit)	538	(11,822)	3,123

Net (loss) income	$(3,597)	$(16,906)	$1,317

Basic net (loss) income per share	$(0.13)	$(0.57)	$0.04
Diluted net (loss) income per share	$(0.13)	$(0.57)	$0.04
Shares used in computation of basic net (loss) income per share	28,274,022	29,846,757	29,851,873
Shares used in computation of diluted net (loss) income per share	28,274,022	29,846,757	30,809,111
(1) Includes share-based compensation expense related to option grants, as follows:
	Years Ended December 31,		52 Weeks Ended January 2,
	2007	2008	2010
General and administrative expense	$1,645	$2,181	$2,276
Marketing expense	359	344	436
Fulfillment expense	103	149	213
Technology expense	67	227	345

Total share-based compensation expense	$2,174	$2,901	$3,270

See accompanying notes.

U.S AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Comprehensive Income (Loss) for the Period
	Shares	Amount	Shares	Amount
Balance, December 31, 2006	11,055,425	11	15,199,672	15	68,906	5	(48,325)	20,612

Net loss	—	—	—	—	—	—	(3,597)	(3,597)	$(3,597)
Issuance of shares in connection with IPO, net of fees	—	—	8,000,000	8	71,537	—	—	71,545
Conversion of preferred stock	(11,055,425)	(11)	6,633,255	7	4	—	—	—
Issuance of shares in connection with exercise of stock options	—	—	13,830	—	94	—	—	94
Share-based compensation	—	—	—	—	2,682	—	—	2,682
Effect of changes in foreign currencies	—	—	—	—	—	307	—	307	307

Total comprehensive loss									$(3,290)

Balance, December 31, 2007	—	—	29,846,757	30	143,223	312	(51,922)	91,643

Net loss	—	—	—	—	—	—	(16,906)	(16,906)	$(16,906)
Share-based compensation	—	—	—	—	3,185	—	—	3,185
Unrealized loss on investments, net of tax of $59	—	—	—	—	—	(90)	—	(90)	(90)
Effect of changes in foreign currencies	—	—	—	—	—	(310)	—	(310)	(310)

Total comprehensive loss									$(17,306)

Balance, December 31, 2008	—	$—	29,846,757	$30	$146,408	$(88)	$(68,828)	$77,522

Net Income	—	—	—	—	—	—	$1,317	$1,317	$1,317
Issuance of shares in connection with stock option exercise			46,874		162			162
Share-based compensation	—	—	—	—	3,514	—	—	3,514
Unrealized gain on investments, net of tax of $24						19		19	19
Effect of changes in foreign currencies						153		153	153

Total comprehensive income									$1,489

Balance, January 2, 2010	—	$—	29,893,631	$30	$150,084	$84	$(67,511)	$82,687

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,		52 Weeks Ended January 2,
	2007	2008	2010
Operating activities
Net (loss) income	$(3,597)	$(16,906)	$1,317
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,469	3,674	4,910
Amortization of intangibles	8,350	4,958	661
Impairment loss on goodwill and intangibles	—	23,368	—
Non-cash interest expense	273	—	—
Loss from disposition of assets	—	26	—
Share-based compensation	2,174	2,901	3,270
Deferred income taxes	(1,756)	(11,703)	3,634
Changes in operating assets and liabilities:
Accounts receivable, net	(118)	1,553	(2,030)
Inventory, net	(2,394)	280	(7,700)
Prepaid expense and other current assets	(641)	(300)	(1,055)
Other noncurrent assets	1,790	15	(3)
Accounts payable and accrued expenses	5,061	(5,000)	7,560
Other current liabilities	(1,025)	130	1,023

Net cash provided by operating activities	9,585	2,996	11,587
Investing activities
Additions to property and equipment	(5,025)	(4,331)	(8,400)
Acquisition of assembled workforce and other intangibles	(1,296)	(641)	(739)
Proceeds from sale of marketable securities	74,447	21,650	2,150
Purchases of marketable securities	(97,097)	(5,500)	(11,090)

Net cash (used in) provided by investing activities	(28,971)	11,178	(18,079)
Financing activities
Payments on credit line, net of proceeds	(2,000)	—	—
Payments made on notes payable	(32,000)	(1,000)	—
Proceeds from initial public offering, net of offering costs	71,537	—	—
Payments of short-term financing	(56)	(75)	(47)
Proceeds from sale of common stock and exercise of stock options	94	—	162

Net cash provided by (used in) financing activities	37,575	(1,075)	115

Effect of exchange rate changes on cash	27	(25)	155
Net change in cash and cash equivalents	18,216	13,074	(6,222)
Cash and cash equivalents, beginning of period	1,183	19,399	32,473

Cash and cash equivalents, end of period	$19,399	$32,473	$26,251

Supplemental disclosure of non-cash financing activities:
Accrued asset purchases	—	527	451
Unrealized (loss) gain on investments	—	(149)	19
Cash paid during the period for:
Interest	$253	$103	$2
Income taxes	3,446	87	589

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

The Company is a Delaware C corporation and is headquartered in Carson, California. The Company also has employees located in Nashville, Tennessee, Lenexa, Kansas, and Chesapeake, Virginia, as well as in the Philippines.

Change in Fiscal Year

The Company changed its fiscal year from a calendar year ending on December 31 to a 52/53 week fiscal year ending on the first Saturday following December 31. The change in the Company’s fiscal year took effect on January 1, 2009; therefore, there was no transition period in connection with this change in the Company’s fiscal year end. As a result, the first, second, third and fourth quarters of 2009 consisted of the thirteen weeks ended April 4, 2009, July 4, October 3, 2009, and January 2, 2010 respectively. The first, second, third, and fourth quarters of 2008 consisted of the three months ended March 31, 2008, June 30, September 30 and December 31, 2008.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, but are not limited to, the valuation of investments, valuation of inventory, valuation of deferred tax assets and liabilities, estimated useful lives of property, equipment and software, valuation of intangible assets, including goodwill, recoverability of software development costs, valuation of sales returns and allowances, and the ultimate collection of accounts receivables. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all money market funds and short-term marketable securities purchased with original maturities of ninety days or less to be cash equivalents.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The carrying value of financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, accounts payable and borrowings, approximates fair value at December 31, 2008 and January 2, 2010 due to their short-term maturities and the relatively stable interest rate environment.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are stated net of allowance for doubtful accounts. The allowance for doubtful accounts is determined primarily on the basis of past collection experience and general economic conditions. The Company determines terms and conditions for its customers primarily based on the volume purchased by the customer, customer creditworthiness and past transaction history. The allowance for doubtful accounts totaled $115,000 and $135,000 at December 31, 2008 and January 2, 2010, respectively.

Concentrations of credit risk are limited to the customer base to which the Company’s products are sold. The Company does not believe significant concentrations of credit risk exist.

Marketable Securities and Investments

Marketable securities and investments are comprised of closed-end funds primarily invested in Auction Rate Preferred Securities (“ARPS”), Certificates of Deposit, Municipal Bonds, and US Treasuries. The underlying investments in ARPS are tax-exempt municipal bonds with maturities of thirty or more years, for which the interest rates are reset through a “Dutch auction” every seven days. In accordance with ASC 320 Investments – Debt and Equity Securities (formerly referenced as Statement of Financial Accounting Standards (“SFAS”) No. 115, “ Accounting for Certain Investments in Debt and Equity Securities ”) and based on the Company’s ability to market and sell these instruments, the Company classifies ARPS as available-for-sale and carries them at fair value. US Treasuries are classified as short-term investments with maturities of less than 12 months and it is the intention of management to hold these securities to maturity.

During the twelve months ended December 31, 2007, the carrying amount of the investment in ARPS approximated fair value due to the rapid turnover of the portfolio and the highly-liquid nature of these investments which are classified as marketable securities. Therefore, there were no significant realized or unrealized holding gains or losses. However, in 2008, the Company discounted the fair value of the investment for illiquidity in the market as further described in Note 2, under the caption “Financial Assets Valued on a Recurring Basis”. In 2009 there was a substantial increase in liquidity which was evidenced by redemptions of $2.2 million (33% of the carrying amount at December 31, 2008 balance).

Other-Than-Temporary Impairment

All of the Company’s marketable securities and investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. No other-than-temporary impairment charges were recorded on any investments during the years ended December 31, 2008 and January 2, 2010. In February 2008, certain ARPS held by the Company failed at auctions, as described more fully in Note 2, under the caption “Financial Assets Valued on a Recurring Basis”.

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

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company primarily purchases products in bulk quantities to take advantage of quantity discounts and to assure inventory availability. Inventory is reported net of inventory reserves for slow moving, obsolete or scrap product, which are established based on specific identification of slow moving items and the evaluation of overstock considering anticipated sales levels. Gross inventory, inventory reserves and net inventory at December 31, 2008 and January 2, 2010 are as follows:

	December 31, 2008	January 2, 2010
Gross inventory	$12,205	$19,877
Inventory reserves	(1,295)	(1,267)

Total net inventory	$10,910	$18,610

The following table reconciles the inventory reserve:

	Balance at Beginning of Period	Charged to Cost or Expenses	Deductions	Balance at End of Period
	(In thousands)
Year Ended December 31, 2008
Inventory reserve	$603	645	47	$1,295
Fifty-two weeks ended January 2, 2010
Inventory reserve	$1,295	104	(132)	$1,267

Website and Software Development Costs

The Company capitalizes certain costs associated with website and software developed for internal use according to ASC 350-50 Intangibles – Goodwill and Other – Website Development Costs (“ASC 350-50”) (formerly referenced as “Emerging Issues Task Force (“EITF”)No. 00-2, “ Accounting for Website Development Costs ” and FASB ASC 350-50 Intangibles – Goodwill and Other –Internal-Use Software (“ASC 350-40”) (formerly referenced as Statement of Position 98-1, “ Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ”), when both the preliminary project design and testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website and software development such as payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use software project. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. The Company capitalized $2.8 million and $5.7 million during the year ended December 31, 2008 and fifty-two weeks ended January 2, 2010, respectively. These amounts are amortized on a straight-line basis over two to five years once the software is placed into use.

Long-Lived Assets and Intangibles

The Company accounts for the impairment and disposition of long-lived assets, including intangibles subject to amortization, in accordance with ASC 360 (formerly SFAS No. 144). Management assesses potential impairments whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment losses will be recognized in operating results to the extent that the carrying value exceeds the discounted future cash flows estimated to result from the use and eventual disposition of the asset. During 2008, the Company recorded a non-cash impairment charge on long-lived assets totaling $18.2 million as further described in Note 4, under the caption “Goodwill and Intangibles”. The Company did not recognize any impairment losses for the fifty-two weeks ended January 2, 2010.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Indefinite-Lived Intangibles

The Company accounts for goodwill and indefinite-lived intangible assets in accordance with ASC 350 (formerly SFAS No. 142). Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually or more frequently if events or circumstances occur that would indicate a reduction in fair value. In addition, the Company identified a single reporting unit (the Company itself) in accordance with ASC 280.

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

Impairment losses will be recognized in operating results. The Company did not recognize any impairment losses for the fifty-two weeks ended January 2, 2010. During the year ended December 31, 2008, the Company recorded a non-cash impairment charge on goodwill and intangible assets totaling $5.1 million, as further described in Note 4, under the caption “Goodwill and Intangibles”. The Company did not recognize any impairment losses for the year ended December 31, 2007.

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

The Company evaluates the criteria of FASB ASC 605-45 Revenue Recognition Principal Agent Considerations (formerly EITF No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent”), in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when the Company is the primary party obligated in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded gross.

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

Sales discounts are recorded in the period in which the related sale is recognized. Sales returns and allowances are estimated based on historical amounts. Credits are issued to customers for returned products. Credits amounted to $18.1 million, $19.5 million, and $19.0 million for the years ended December 31, 2007, 2008 and January 2, 2010, respectively. The Company’s sales returns and allowances reserves totaled $710,000, $662,000, and $957,000 at December 31, 2007, 2008 and January 2, 2010, respectively.

No customer accounted for more than 10% of the Company’s net sales in the past three years.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides an analysis of the reserve for sales returns and the reserve for doubtful accounts:

(In thousands)	Balance at Beginning of Period	Charged to Revenue, Cost or Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2007
Reserve for sales returns	$1,408	(698)	—	$710
Reserve for doubtful accounts	24	(5)	(7)	12
Year Ended December 31, 2008
Reserve for sales returns	$710	(48)	—	$662
Reserve for doubtful accounts	12	119	(16)	115
Fifty-Two Weeks Ended January 2, 2010
Reserve for sales returns	$662	295	—	$957
Reserve for doubtful accounts	115	27	(7)	135

Other Income

Other income (expense), net consists primarily of interest income from investments and interest expense on outstanding loan balances and capital leases.

Cost of Goods Sold

Cost of goods sold consists of the direct costs associated with procuring parts from suppliers and delivering products to customers. These costs include direct product costs, purchase discounts, outbound freight and, warehouse supplies. The Company includes freight and shipping costs in cost of goods sold. Total freight and shipping expense included in cost of goods sold for the years ended December 31, 2007, 2008 and January 2, 2010 was $19.5 million, $19.3 million and $19.2 million, respectively.

Marketing

Marketing costs, including advertising, are expensed as incurred. The majority of marketing expense is paid to Internet search engine service providers and Internet commerce facilitators. For the years ended December 31, 2007, 2008 and January 2, 2010, the Company recognized advertising costs of $11.2 million, $10.1 million and $11.4 million, respectively.

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

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income

The Company reports comprehensive income in accordance with ASC 220 Comprehensive Income (formerly SFAS No. 130, “Reporting Comprehensive Income”). Accumulated other comprehensive income includes net income, foreign currency translation adjustments related to the Company’s foreign operations and unrealized gains and losses from equity investments and investments in mutual funds that hold both debt and equity securities in various publicly traded companies.

Leases

The Company analyzes lease agreements for operating versus capital lease treatment in accordance with ASC 840 Leases (formerly SFAS No. 13, “Accounting for Leases”). Rent expense for leases designated as operating is expensed on a straight-line basis over the term of the lease.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 Income Taxes (formerly SFAS No. 109, “Accounting for Income Taxes”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When appropriate, a valuation reserve is established to reduce deferred tax assets, which include tax credits and loss carry forwards, to the amount that is more likely than not to be realized.

In 2008 the Company adopted ASC 740 Income Taxes (formerly referenced as FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”). ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has greater than 50 percent likelihood of being realized upon ultimate settlement. As a result of the adoption of ASC 740 the Company did not recognize a material adjustment in the liability for unrecognized income tax benefits nor corresponding interest or penalties, however the Company’s policy is to record interest and penalties as income tax expense. During 2008, the Company was under audit by the Internal Revenue Service for the year ended December 31, 2006 and 2007; the audit was resolved through payment of a non-material sum of money. The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC 718 Compensation – Stock Compensation (formerly SFAS No. 123, “Share-Based Payment”), which was adopted on January 1, 2006. All stock options issued to employees are recognized as share-based compensation expense in the financial statements based on their respective grant date fair values, and are recognized within the statement of operations as general and administrative, marketing, fulfillment or technology, based on employee departmental classifications.

Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. The Company currently uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards, with the exception of options granted containing market conditions, which the Company estimates the fair value using a Monte Carlo model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes and Monte Carlo models is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. As of January 2, 2010, the Company did not have an adequate history of market prices of its common stock as the Company only recently became a public company, and as such the Company estimates volatility in accordance with ASC 718 (formerly Staff Accounting Bulletin No. 107) using historical volatilities of similar public entities. The expected life of the awards is based on a simplified method which defines the life as the average of the contractual term of the options and the weighted average vesting period for all open tranches. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of awards. The dividend yield assumption is based on the Company’s expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For non-employees, the Company accounts for share-based compensation in accordance with ASC 505 Equity (formerly EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”). Equity instruments awarded to non-employees are periodically re-measured as the underlying awards vest unless the instruments are fully vested, immediately exercisable and non-forfeitable on the date of grant.

Segment Data

The Company manages its operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, the Company operates in one reportable segment and reporting revenues by product line or geographic location is impracticable.

Recent Accounting Pronouncements

During the third quarter of 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 105 Generally Accepted Accounting Principles (“ASC 105”), which identifies the FASB ASC as the single official source of authoritative, nongovernmental U.S. GAAP, other than guidance issued by the SEC. The Company’s adoption of the ASC did not have any impact on the financial statements included herein.

During the third quarter of 2009, the Company adopted ASC Topic 855 (formerly referenced as Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events). The ASC is the single official source of authoritative, nongovernmental U.S. GAAP, other than guidance issued by the SEC. The Company’s adoption of the ASC did not have any impact on the financial statements included herein. In February 2010, FASB issued Accounting Standards Update No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09”) that removed the requirement to disclose a date through which subsequent events have been evaluated in issued financial statements. ASU No. 2010-09 is effective as of February 24, 2010 and has not significantly impacted the Company’s consolidated financial statements.

In December 2007, the FASB issued FASB ASC 805, “Business Combinations” (formerly referenced as SFAS No. 141 (revised 2007), “ Business Combinations ”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. ASC 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We applied ASC 805 to all acquisitions occurring after January 1, 2009.

In January 2009, we adopted ASC 820 Fair Value Measurements and Disclosures (formerly referenced as Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. We elected the deferral allowed by the guidance except as related to certain intangible assets impaired as of June 30, 2008 and December 31, 2008 as disclosed in Note 2 to the consolidated financial statements.

In 2009, we adopted Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements (Topic 820)—Measuring Liabilities at Fair Value. ASU 2009-5 amends ASC topic 820 by providing additional guidance clarifying the measurement of liabilities at fair value. When a quoted price in an active market for the identical liability is not available, the amendments require that the fair value of a liability be measured using one or more of the listed valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. The adoption did not have a material impact on the Company’s financial position or results from operations.

In 2009, we adopted an update to FASB ASC 320 (formerly FSP SFAS 115-2 and FAS 124-2) related to the recognition and presentation of other-than-temporary impairments. This update replaces the existing requirement that management assert it has both the intent and ability to hold an impaired security until recovery with the requirement that management assert: (i) it does not have the intent to sell the security; and (ii) it is more likely than not it will not have to sell the security before recovery of its cost basis. The update also incorporates examples of factors from existing literature that should be considered in determining whether a debt security is other-than-temporarily impaired. The adoption did not have a material impact on the Company’s financial position or results from operations.

In 2009, we adopted an update to FASB ASC topic 820 (formerly FSP SFAS 157-4) related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This update affirms that the objective of fair value, when the market for an asset is not active, is the price that would be received to sell the asset in an orderly transaction and clarifies and includes additional factors for determining whether potentially comparative transactions are orderly transactions or transactions that are not orderly (that is, distressed or forced). The adoption did not have a material impact on the Company’s financial position or results from operations.

In April 2008, the FASB issued ASC 350 Intangibles – Goodwill and Other (“ASC350”) (formerly referenced as FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”). ASC 350 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life or recognized intangible assets in accordance with ASC 350. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. ASC 350 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption did not have a material effect on the Company’s financial position and results of operations.

In March 2008, the FASB issued ASC 815 Derivatives and Hedging (“ASC 815”) (formerly referenced as Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133). ASC 815 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. ASC 815 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of ASC 815 have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows. ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption did not have a material effect on the Company’s financial position and results of operations.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (“ASC 605”) Multiple Deliverable Arrangements, which modifies the requirements for determining whether a deliverable in a multiple element arrangement can be treated as a separate unit of accounting by removing the criteria that objective and reliable evidence of fair value exists for the undelivered elements. The new guidance requires consideration be allocated to all deliverables based on their relative selling price using vendor specific objective evidence (VSOE) of selling price, if it exists; otherwise selling price is determined based on third-party evidence (TPE) of selling price. If neither VSOE nor TPE exist, management must use its best estimate of selling price (ESP) to allocate the arrangement consideration. The Company will adopt this update effective January 3, 2010. The Company has not completed the process of evaluating the effects that will result from adopting the amendments and is therefore unable to disclose the effects that adopting the amendments in ASU 2009-13 will have on its consolidated financial position and the results of its operations when such amendment is adopted.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Investments and Fair Value Measurements

As of January 2, 2010, the Company held the following securities and investments, recorded at either fair value or cost (in thousands).

	Amortized Cost	Gains	Losses	Fair Value / Carrying Value
US Treasury Bills	$4,106	$5	$—	$4,111
Auction Rate Preferred Securities in Municipal and State Agencies	4,350	—	(86)	4,264
Certificates of Deposit and Municipal Bonds	6,984	—	(24)	6,960

Total	$15,440	$5	$(110)	$15,335

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

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

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

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Assets Valued on a Recurring Basis

As of January 2, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets included the Company’s financial instruments, including investments associated with auction rate preferred securities (“ARPS”). The Company measures the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at January 2, 2010:

	Total as of January 2, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents (1)	$26,251	$26,251	$—	$—
Short-term investment (2)	6,965	6,965	—	—
Non-current investments available-for-sale (3)	4,264	—	—	4,264

Total	$37,480	$33,216	$—	$4,264

(1)	Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which the Company determines fair value through quoted market prices.

(2)

Short term investments consist of municipal bonds and certificates of deposit. Short-term investments are recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.

(3)

Investments available-for-sale consists of ARPS. ARPS are tax-exempt, long-term variable rate securities tied to short-term interest rates that are reset through a “Dutch Auction” process that occurs every seven days. The Company has the option to participate in the auction and sell ARPS to prospective buyers through a broker-dealer, but does not have the right to put the security back to the issuer. The investments in ARPS all had AAA credit ratings at the time of purchase and continue to maintain A to AAA credit ratings representing interests in collateralized debt obligations issued by municipal and state agencies. In the past, the auction process has allowed investors to obtain immediate liquidity if so desired by selling the securities at their face amounts. The current disruptions in the credit markets have continued to adversely affect the auction market for these types of securities. ARPS auctions “fail” when there are not enough buyers to absorb the amount of securities available for sale for that particular auction period. Historically, ARPS auctions have rarely failed since the investment banks and broker dealers have been willing to purchase the securities when investor demand was weak. However, beginning in mid-February 2008, due to uncertainty in the global credit and capital markets and other factors, investment banks and broker dealers have been less willing to support ARPS and many ARPS auctions have failed. The Company will not be able to access non-current investments until future auctions for these ARPS are successful, or until the Company sells the securities in a secondary market, which currently is not active, although there have been certain instances of redemptions at par by municipalities through the refinancing of new instruments.

As of January 2, 2010, the Company had invested $4.4 million (par value) in ARPS, which are classified as available for sale non-current investments and reflected at $4.3 million (fair value), which includes an unrealized loss of $0.1 million. For the period May 19, 2009 through January 2, 2010, $2.2 million of investments in ARPS had been redeemed. The Company has included its investments related to ARPS in the Level 3 category.

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

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

However, the fact that there is not an active market to liquidate these investments was considered in classifying them as Level 3. Due to the uncertainty with regard to the short-term liquidity of these securities, the Company determined that it could not rely on par value to represent fair value. Therefore, the Company estimated the fair values of these securities utilizing a discounted cash flow valuation model as of January 2, 2010. This analysis considered the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation the security will have a successful auction or market liquidity. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

As a result of the temporary declines in fair value for the Company’s ARPS, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized loss of $0.1 million to accumulated other comprehensive income (loss) in 2009. Due to the Company’s belief that the market for these collateralized instruments may take in excess of twelve months to fully recover, the Company has classified these investments as non-current and has included them in investments on the consolidated balance sheet at January 2, 2010. As of January 2, 2010, the Company continues to earn interest on all of its ARPS instruments. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income (loss). If the Company determines that any future valuation adjustment was other-than-temporary, it would record a charge to earnings as appropriate. The Company is not certain how long it may be required to hold each security. However, given the Company’s current cash position, liquid cash equivalents and expected cash flow from operations, it believes it has the ability to hold, and intends to continue to hold the failed ARPS as long-term investments until the market stabilizes.

The following table presents the Company’s Long-Term Investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 820 at January 2, 2010:

Long-Term Investments
(in thousands)
Balance at December 31, 2008	$6,351
Transfers to Level 3	—
Redemption	(2,150)
Recovery of previous write-downs to other comprehensive income	63

Balance at January 2, 2010	$4,264

Non-Financial Assets Valued on a Non-Recurring Basis

The Company’s long-lived or indefinite-lived intangible assets are measured at fair value on a non-recurring basis. These assets are measured at cost but are written down to fair value, if necessary, as a result of impairment.

As of January 2, 2010, the Company’s long-lived and indefinite-lived intangible assets did not indicate a potential impairment under the provisions of ASC 350 (formerly SFAS 142) and ASC 360 (formerly SFAS 144) and, as such, they were not measured at fair value.

The Company’s long-lived assets and indefinite lived intangible assets were determined to be impaired as of June 30, 2008 and December 31, 2008, as described in Note 4, under the caption “Goodwill and Intangible Assets”.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3 - Property and Equipment, Net

The Company’s fixed assets consisted of computer software (internally developed and purchased), machinery and equipment, furniture and fixtures, and vehicles, and are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable and amortizable assets to operations over their estimated service lives. Depreciation expense for the years ended December 31, 2007, 2008 and January 2, 2010 was $940,000, $2.0 million and $2.0 million, respectively. Software amortization expense for the years ended December 31, 2007, 2008 and January 2, 2010 was $529,000, $1.7 million and $2.9 million, respectively. The cost and related accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings.

Property and equipment consisted of the following at December 31, 2008 and January 2, 2010:

	December 31, 2008	January 2, 2010

	(in thousands)
Machinery and equipment	$5,172	$6,936
Computer software and equipment	8,356	14,236
Vehicles	181	208
Leasehold improvements	1,052	1,151
Furniture and fixtures	465	529
Construction in process	2,686	4,004

	17,912	27,064
Less accumulated depreciation and amortization	(9,709)	(14,659)

Property and equipment, net	$8,203	$12,405

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2008 and January 2, 2010, $1.2 million and $858,000, respectively, of the Company’s net property and equipment were located in the Philippines. Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes, at rates based on the following estimated useful lives:

Years
Machinery and equipment	3 – 5
Computer software (purchased and developed)	2 – 5
Computer equipment	3 – 5
Vehicles	3 – 5
Leasehold improvements*	3 – 5
Furniture and fixtures	5 – 7
*the estimated useful life is the lesser of 3-5 years or the lease term.

Note 4 - Goodwill and Intangibles

Goodwill is tested for impairment at a level below the business segments (referred to as a reporting unit). There were no changes in the organizational structure in 2009, and the Company’s single reporting segment remained consistent from the previous years. The Company performed its annual goodwill impairment testing and passed the first step of the impairment test. For the valuation under the income approach, the Company used a discount rate, which it believes reflects the risk and uncertainty related to the projected cash flows. Resulting from the positive operating results and the continuous increase in the Company’s stock price in 2009, the Company’s market capitalization significantly exceeded the book value of the reporting segment. Accordingly, the second step of the impairment test was not performed. No goodwill was written off due to impairment as of January 2, 2010.

During 2008, the share prices of financial stocks were very volatile and under considerable pressure in sustained turbulent markets. Following the deterioration in economic conditions, the Company’s stock price declined to a level indicating a market capitalization below book value during the fourth quarter ended December 31, 2008. The Company performed the first step of the impairment test and noted that the carrying value of the single reporting segment exceeded its fair value. As such, the Company performed the second step of the impairment test and recorded an impairment loss of $4.4 million as of December 31, 2008.

Intangibles subject to amortization are expensed on a straight-line basis. Amortization expense relating to intangibles totaled $8.4 million, $5.0 million, and $0.7 million for the years ended December 31, 2007, 2008 and fifty-two weeks ended January 2, 2010. Assembled workforce included in the intangible assets decreased by $188,000 and increased by $10,000 due to foreign currency fluctuations as of December 31, 2008 and January 2, 2010, respectively.

During 2009, the Company acquired certain websites and domain names for a purchase price of $739,000, of which $625,000 was allocated to amortizable intangibles. The intangible assets were valued using a discounted cash flow model and the estimated useful life of the amortizable assets was determined to be five years. In accordance with the guidance provided by ASC 350 (formerly SFAS 142) and ASC 360 (formerly SFAS 144), the Company did not note events or changes in circumstances indicate that the carrying value of the intangible assets may not be recoverable in 2009. Therefore, no impairment loss was recognized for intangible assets as of January 2, 2010.

During 2008, the Company recorded a non-cash impairment charge totaling $18.4 million related to the intangibles associated with the Partsbin business, which the Company acquired in May 2006. The impairment was comprised of $16.7 million for its websites; $0.1 million for software; $0.9 million for vendor agreements; and $0.7 million for domain names. The interim impairment charge was primarily the result of: (i) the recent deterioration in the economic environment and the Company’s stock price, (ii) lower sales and profitability which generated losses from certain Partsbin websites, (iii) deficiencies in the software platform also acquired from Partsbin, and (iv) the termination of volume discounts and marketing co-ops from certain vendor agreements. Given the indicators of impairment and the excess of carrying value over the undiscounted cash flows associated with these intangibles, the Company utilized a discounted cash flow approach in determining fair value for both the websites and vendor agreement intangible assets. The decrease in future cash flows from certain acquired websites and vendor agreements resulted in the long-lived assets being impaired, as the carrying value of the website assets and vendor agreement assets exceeded the fair value of those assets. Fair value is determined as the net present value of future projected cash flows. The software and domain name assets’ fair value was determined using a relief from royalty approach which also resulted in a lower fair value than the carrying value.

During 2008, the Company also recorded a non-cash impairment charge totaling $0.5 million related to the assembled workforce, which the Company acquired in April 2007. The impairment charge was primarily the result of a reduction during 2008 of the workforce originally acquired in the Philippines. The Company utilized a replacement cost approach in determining fair value which resulted in a lower fair value than the carrying value of the asset. The intangible assets listed below as of December 31, 2008 represent the adjusted basis after the impairment loss.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangibles, excluding goodwill, consisted of the following for the years ended:

		December 31, 2008			January 2, 2010
	Useful Life	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
		(in thousands)
Intangible assets subject to amortization:
Websites	5 years	$566	$(35)	$531	$1,191	$(190)	$1,001
Software	2 - 5 years	1,040	(624)	416	1,040	(1,040)	—
Vendor agreements	3 years	—	—	—	—	—	—
Assembled workforce	7 years	445	—	445	455	(87)	368
Purchased domain names	3 years	175	(170)	5	175	(175)	—

		2,226	(829)	1,397	2,861	(1,492)	1,369
Intangible assets not subject to amortization:
Domain names	indefinite life	1,631	—	1,631	1,745	—	1,745

Total		$3,857	$(829)	$3,028	$4,606	$(1,492)	$3,114

The following table summarizes the future estimated annual amortization expense for these assets over the next five years:

Years Ending December 31,	(in thousands)
2010	$323
2011	323
2012	323
2013	288
2014	112
Thereafter	—

Total	$1,369

Note 5 - Line of Credit

At December 31, 2007, the Company had a $7.0 million committed line of credit agreement with a bank with interest at 0.25% above the lender’s reference rate maturing on October 31, 2009. There were no compensating balance requirements and substantially all the assets of the Company served as collateral on the line of credit. No amounts were outstanding on this line of credit at December 31, 2007 and 2008. The credit agreement contained customary covenants that, among other things, requires compliance with certain financial ratios and targets and restricts the incurrence of additional indebtedness. The Company was compliant with all loan covenants as of December 31, 2007 and 2008. In connection with the transition of the Company’s commercial banking relationship to a new bank in the fourth quarter of 2008, the line of credit was cancelled effective December 31, 2008.

Note 6 - Notes Payable

As a component of the purchase price for the acquisition of Partsbin, the Company entered into promissory notes (“Notes”) in the aggregate principal amount of $5.0 million with the stockholders of Partsbin. The Notes bore interest at LIBOR and were interest only until June 2007. Beginning in the quarter ending June 30, 2007, the Notes were payable in equal quarterly installments until March 31, 2008. The Notes became due and payable upon the completion of the Company’s initial public offering, as defined. The Notes were secured by substantially all the assets of the Company. During the year ended December 31, 2007 and 2008, $4.0 million and $1.0 million was paid on these Notes, respectively, with the proceeds from the initial public offering which occurred on February 9, 2007. There was no outstanding amount as of January, 2, 2010.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7 – Share-Based Compensation and Stockholders’ Equity

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

At January 2, 2010, 546,433 shares were available for future grants under the 2007 Omnibus Plan.

The following table summarizes the Company’s stock option activity under the 2007 Omnibus Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2008	3,691,657	$4.22	8.67
Granted	1,560,000	$2.72
Exercised	(46,875	$3.13
Expired	(184,183	$5.75
Forfeited	(229,233	$4.02
Options outstanding, January 2, 2010	4,791,366	$3.69	8.55	$8,733,236
Vested and expected to vest at January 2, 2010	3,578,434	$3.77	8.50	$7,513,412
Options exercisable, January 2, 2010	1,549,657	$4.64	8.02	$1,982,215
Options exercisable, December 31, 2008	794,653	$5.62	7.28	$—
Options exercisable, December 31, 2007	—	$—	—	$—

The weighted-average fair value of options granted during the years ended December 31, 2007 and 2008, and the fifty-two weeks ended January 2, 2010 was $6.66, $1.20 and $1.18, respectively.

The intrinsic value of stock options at the date of exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During the fifty-two weeks ended January 2, 2010, 46,875 shares were exercised under the 2007 Omnibus Plan. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value price of the Company’s common stock for options that were in-the-money as of January 2, 2010.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information with respect to outstanding options under the 2007 Omnibus Plan as of January 2, 2010 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$1.15-$1.31	110,000	9.17	$1.31	0	$0.00
$1.59-$1.59	725,000	9.01	$1.59	0	$0.00
$1.74-$2.14	863,437	9.08	$1.89	145,103	$1.76
$3.06-$3.24	982,666	8.41	$3.12	483,581	$3.12
$3.64-$4.91	794,500	8.28	$4.21	235,939	$4.12
$5.38-$5.81	964,663	8.37	$5.58	451,328	$5.72
$6.08-$8.60	251,100	7.68	$8.26	159,132	$8.24
$8.64-$8.64	15,000	7.93	$8.64	7,500	$8.64
$8.70-$11.68	85,000	7.60	$9.03	67,074	$9.05
Totals	4,791,366	8.55	$3.69	1,549,657	$4.64

The Company adopted the 2007 New Employee Incentive Plan (the “2007 New Employee Plan”) in October 2007. Under the 2007 New Employee Plan, the Company is authorized to issue 2.0 million shares of common stock under various instruments solely to new employees. Options granted under the 2007 New Employee Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must not be less than 100% of the fair market value on the date of grant.

At January 2, 2010, 750,000 shares were available for future grants under the 2007 New Employee Plan.

The following table summarizes the Company’s stock option activity under the 2007 New Employee Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2008	1,000,000	$8.65	8.79
Granted	500,000	$1.15
Exercised	—	—
Expired	(165,138)	$8.65
Forfeited	(84,862)	$8.65
Options outstanding, January 2, 2010	1,250,000	$5.65	8.33	$2,025,000
Vested and expected to vest at January 2, 2010	416,164	$5.84	8.29	$1,685,464
Options exercisable, January 2, 2010	25,000	$8.22	7.87	$101,250
Options exercisable, December 31, 2008	218,750	$8.65	8.79	$—
Options exercisable, December 31, 2007	—	$—	—	$—

The weighted-average fair value of options granted during the year ended December 31, 2007 and the fifty-two weeks ended January 2, 2010 was $8.65 and $1.18, respectively. There were no options granted in 2008.

The intrinsic value of stock options at the date of exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During the fifty-two weeks ended January 2, 2010, there were no exercises under the 2007 New Employee Plan. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value price of the Company’s common stock for options that were in-the-money as of January 2, 2010.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information with respect to outstanding options under the 2007 New Employee Plan as of January 2, 2010 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$1.15-$1.31	500,000	9.13	$1.15	25,000	$1.15
$8.65	750,000	7.79	$8.65	—	$8.65
Totals	1,250,000	8.33	5.65	25,000	8.22

The Company adopted the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) in March 2006. All stock options to purchase common stock granted to employees in 2006 were granted under the 2006 Plan and had exercise prices equal to the fair value of the underlying stock, as determined by the Company’s Board of Directors on the applicable option grant date. The Board of Directors determined the value of the underlying stock by considering a number of factors, including historical and projected financial results, the risks the Company faced at the time, the preferences of the Company’s Preferred Stock holders and the lack of liquidity of the Company’s common stock. No stock options were granted by the Company prior to the adoption of the 2006 Plan. At January 2, 2010, there were no shares available for future grants under the 2006 Plan.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2008	978,004	$7.97	5.92	$—
Granted	—	$—
Exercised	—	$—
Expired	(227,472)	$6.86
Forfeited	(14,404)	$7.72
Options outstanding, January 2, 2010	736,128	$8.26	6.46	$—
Vested and expected to vest at January 2, 2010	734,492	$8.26	6.46	$—
Options exercisable, January 2, 2010	689,191	$8.27	6.46	$—
Options exercisable, December 31, 2008	735,899	$7.87	5.42	$—
Options exercisable, December 31, 2007	2,008,338	$8.51	2.32	$1,263,802

The weighted-average fair value of options granted during the year ended December 31, 2007 was $11.68.

The intrinsic value of stock options at the date of exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During the year ended December 31, 2007, the intrinsic value of options exercised was $18,524. During the year ended December 31, 2008 and the fifty-two weeks ended January 2, 2010, there were no exercises under the 2006 Plan. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value price of the Company’s common stock for options that were in-the-money as of January 2, 2010. No options outstanding under the 2006 Plan at January 2, 2010 were in-the-money.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information with respect to outstanding options under the 2006 Plan as of January 2, 2010 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$6.08-$8.60	501,888	6.24	$6.78	469,664	$6.78
$8.70-$11.68	234,240	6.94	$11.44	219,527	$11.45

Total	736,128	6.46	$8.26	689,191	$8.27

Warrants

The following table summarizes the outstanding warrants at January, 2, 2010:

	Shares	Exercise Price
Warrants outstanding, December 31, 2008	84,332	$7.29
Granted	30,000	$2.14
Exercised	—	$—
Expired	(84,332)	$6.78
Warrants outstanding, January 2, 2010	30,000	$2.14
Vested and expected to vest at January 2, 2010	6,664	$2.14

On May 5, 2009, the Company issued warrants to purchase up to 30,000 shares of common stock, which warrants terminate seven years after their grant date. The warrants were issued in connection with the financial advisory services provided by a consultant to the Company. The warrants vest in thirty-six equal monthly increments of 833 shares each on the last calendar day of each calendar month commencing May 5, 2009. The Company determined the fair value of the warrants at the date of grant using the Black-Scholes option pricing model based on the estimated fair value of the underlying common stock, a volatility rate of 51.62%, zero dividends, a risk-free interest rate of 5.99%, and an expected life of 5.99 years.

The warrants outstanding as of December 31, 2008 were not exercised in 2009, and therefore had expired as of January 2, 2010.

Note 8 - Accounting for Share-Based Compensation

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

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company estimates volatility using historical volatilities of similar public entities. The expected life of an award is based on a simplified method which defines the life as the average of the contractual term of the option and the weighted average vesting period for all open tranches. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected life of the awards. The dividend yield assumption is based on the Company’s expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeit differ from those estimates.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the each of the periods ended:

	Years Ended December 31,		52 Weeks Ended January 2,
	2007	2008	2010
Expected life	1 – 4 years	1 – 6.24 years	5.99 – 6.25 years
Risk-free interest rate	3% – 5%	1% – 3%	2% – 3%
Expected volatility	32% – 39%	40% – 50%	50% – 52%
Expected dividend yield	0%	0%	0%

Using the Black-Scholes option-pricing model for the estimated weighted average fair value of an option to purchase one share of common stock granted during the fifty-two weeks ended January 2, 2010, the resulting fair value was $1.18 per share of common stock subject to options.

In October 2007, May 2008 and February 2009, respectively, the Board approved option grants, which contained market condition requirements. These options will vest based on the achievement of specified stock price appreciation milestones, which represents a market condition, over a five-year period commencing on October 15, 2007, May 15, 2008 and February 16, 2009. The October 2007 and May 2008 option grants were for 250,000 shares each. The February 2009 option grants were for 100,000 shares. The fair value of the option was estimated on the date of grant using the Monte Carlo option pricing model with the following average assumptions:

	December 31,		January 2, 2010
	2007	2008
Expected life	2.4 years	2 years	3.3 years
Risk-free interest rate	4.20%	3.01%	1.87%
Expected volatility	39%	41%	50%
Expected dividend yield	0%	0%	0%
Initial stock price	$8.65	$3.72	$1.15

Share-Based Compensation Expense

The Company recognized share-based compensation expense of $2.2 million, $2.9 million and $3.3 million, net of $508,000, $287,000 and $245,000 of expense capitalized as internally-developed software, for each of the years ended December 31, 2007, 2008 and the fifty-two weeks ended January 2, 2010, respectively. This share-based compensation expense caused the Company’s basic net income (loss) per share for the years ended December 31, 2007 and 2008 and the fifty-two weeks ended January 2, 2010 to be reduced by $0.08, $0.10 and $0.11, respectively.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under ASC 718 (formerly SFAS 123R), forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rate was calculated based on actual historical forfeitures experienced under our equity plans. In the fourth quarter of the fifty-two weeks ended January 2, 2010, the Company performed its periodic review of the estimated forfeiture rate and based on turnover during the last fifty-two weeks, adjusted the weighted-average forfeiture rate from 10% to 18%. This change in estimated forfeiture rate was not material to the fourth quarter of fifty-two weeks ended January 2, 2010 but did result in a decrease of approximately $1.0 million in share-based compensation expense for the remaining weighted-average period.

There was $4.5 million of unrecognized compensation expense related to stock options as of January 2, 2010, which expense is expected to be recognized over a weighted-average period of 2.63 years. The table below sets forth the expected amortization of share-based compensation expense for the next four years for all options granted as of January 2, 2010, assuming all employees remain employed by the Company for their remaining vesting periods:

	Fifty-Two Weeks Ending
	Jan. 1, 2011	Dec. 31, 2011	Dec. 29, 2012
Amortization of share-based compensation	$2,386	$1,781	$301

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9 - Net Income (Loss) Per Share

Net income (loss) per share has been computed in accordance with ASC 260 Earnings per Share (formerly referenced as FASB Statement No. 128, “Earnings per Share”). The following table sets forth the computation of basic and diluted net income (loss) per share:

	Years Ended December 31,		52 Weeks Ended January 2,
	2007	2008	2010
	(in thousands, except share and per share data)
Net (Loss) Income Per Share
Numerator:
Net (loss) income	$(3,597)	$(16,906)	$1,317
Denominator:
Weighted-average common shares outstanding (basic)	28,274,022	29,846,757	29,851,873
Common equivalent shares from common stock options and warrants	—	—	957,238
Weighted-average common shares outstanding (diluted)	28,274,022	29,846,757	30,809,111
Basic net (loss) income per share	$(0.13)	$(0.57)	$0.04
Diluted net income (loss) per share	$(0.13)	$(0.57)	$0.04

Potentially dilutive securities not included in the calculation of diluted net income per share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	Years Ended December 31,		52 Weeks Ended January 2,
	2007	2008	2010
Common stock warrants	84,332	84,332	—
Options to purchase common stock	4,899,400	5,669,661	6,777,494

Total	4,983,732	5,753,993	6,777,494

Note 10 - Income Taxes

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

As discussed in Note 1, “Summary of Significant Accounting Policies” the Company adopted new accounting principles on accounting for uncertain tax positions in 2008. The new principles prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has greater than 50 percent likelihood of being realized upon ultimate settlement. As of January 2, 2010, as a result of updating its current year analysis, the Company did not recognized a material adjustment in the liability for unrecognized income tax benefits and or the corresponding interest or penalties; however the Company’s policy is to record interest and penalties as income tax expense. During 2008, the Company was under audit by the Internal Revenue Service for the years ended December 31, 2006 and 2007; the audit was resolved through payment of a non-material sum. The tax years 2005-2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense as it relates to the Company’s consolidated entity for the years ended December 31, 2007, 2008 and the fifty-two weeks ended January 2, 2010 consists of the following:

	Years Ended December 31,		52 Weeks Ended January 2,
	2007	2008	2010
	(in thousands)
Current:
Federal tax	$1,634	$(50)	$(774)
State tax	570	(121)	193
Foreign tax	90	52	56

Total current taxes	2,294	(119)	(525)

Deferred:
Federal tax	(1,409)	(9,097)	2,568
State tax	(347)	(2,606)	1,080
Foreign tax	—	—	—

Total deferred taxes	(1,756)	(11,703)	3,648

Income tax expense (benefit), consolidated	$538	$(11,822)	$3,123

Income tax expense (benefit) differs from the amount that would result from applying the federal statutory rate as follows:

	Years Ended December 31,		52 Weeks Ended January 2,
	2007	2008	2010
	(in thousands)
Income tax at U.S. federal statutory rate	$(1,114)	$(9,768)	$1,511
Share-based compensation	161	(1,880)	1,086
State income tax, net of federal tax effect	(192)	161	729
Tax exempt interest	(210)	(220)	(16)
Legal settlement	1,789	—	—
Foreign tax	90	60	(163)
Other	14	(175)	(24)

Effective tax provision (benefit)	$538	$(11,822)	$3,123

The Company’s effective tax rate was also impacted by income taxes incurred in foreign and state jurisdictions. With respect to the income of its foreign subsidiaries, the Company takes the position that the earnings of the foreign subsidiaries are permanently invested in that jurisdiction. As a result, no additional income taxes have been provided on the possible repatriation of these earnings to the parent company. The Company has not calculated the amount of deferred liability that would result from such repatriation as such determination is not practicable.

For the fifty-two weeks ended January 2, 2010, the effective tax rate for the Company was 70.33%. For the years ended December 31, 2007 and 2008, the effective tax rate for the Company was 39.75% and 41.36%, respectively. The Company’s effective tax rate is higher than the U.S. federal statutory rate primarily as a result of state income taxes and other non-deductible permanent differences. The increase in income tax provision during the fifty-two weeks ended January 2, 2010 was primarily due to a $1.1 million tax effect of stock option forfeitures (current and prior years), and other non-deductible permanent differences.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the review of the Company’s income tax provision for the thirteen weeks ended April 4, 2009, we noted that deferred tax assets for permanent differences created by vested non-qualified stock option forfeitures had not been properly reduced in accordance with ASC 740. We have evaluated the effects of this misstatement on prior period’s consolidated financial statements in accordance with the guidance provided by ASC 250-10, Accounting Changes and Error Corrections (formerly SEC Staff Accounting Bulletin (“SAB”) No. 108, codified as SAB Topic 1.M, “Considering the Effects of Prior Year Misstatements When Qualifying Misstatements in Current Year Financial Statements”) and concluded that no prior period financial statements are materially misstated. We also evaluated the effect of correcting this misstatement on our interim and annual results of operations for the respective quarters ended September 30, 2007 through the thirteen weeks ended April 4, 2009.

The total impact of the quarterly adjustments related to the balance sheet is summarized as follows:

	Three Months Ended,						Thirteen Weeks Ended
	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31	April 4,
(in thousands)	2007	2007	2008	2008	2008	2008	2009
Deferred Tax Asset	$(93)	$(181)	$(80)	$(38)	$(147)	$(40)	$(579)
Total Assets as Reported	$109,606	$110,056	$109,778	$98,636	$94,516	$90,430	$93,545
Adjusted Total Assets	$109,513	$109,875	$109,698	$98,598	$94,369	$90,390	$92,966
Effect on Total Assets	(0.1%)	(0.2%)	(0.1%)	(0.0%)	(0.2%)	(0.0%)	(0.6%)

The total impact of the quarterly adjustments to the income statement is summarized as follows:

	Three Months Ended,						Thirteen Weeks Ended
	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31	April 4,
(in thousands)	2007	2007	2008	2008	2008	2008	2009
Tax Provision	$93	$181	$80	$38	$147	$40	$579
Net Income (loss) as Reported	$893	$(5,498)	$(875)	$(12,063)	$(491)	$(3,477)	$(100)
Effect on Net Income (loss)	(10.4%)	3.3%	9.1%	0.3%	29.9%	1.2%	579%
Effect on EPS	$0.00	$0.006	$0.00	$0.00	$0.005	$0.00	$0.019

Considering both quantitative and qualitative measures, we determined that the judgment of a reasonable person relying upon the financial statements would not have been changed or influenced by the inclusion or correction of these items in the respective quarters or in the thirteen weeks ended April 4, 2009. We determined that the misstatements are immaterial to the financial statements as of December 31, 2007 and 2008 and for each of the respective quarters of those years. However, we concluded that the impact of recording the cumulative effect of these periods may be material. As permitted by ASC 250-10, we used the iron curtain approach to quantify the misstatement. The iron curtain approach assumes that because the prior year financial statements were not materially misstated, correcting any immaterial errors that existed in those statements in the current year is the correct accounting. Therefore, we recorded the cumulative adjustment during the thirteen weeks ended April 4, 2009 by decreasing deferred tax assets and increasing current income tax expense.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and deferred tax liabilities at December 31, 2007 and 2008 and January 2, 2010 consisted of the following:

	December 31, 2007	December 31, 2008	January 2, 2010
	(in thousands)
Deferred tax assets:
Inventory reserve	$241	$517	$485
Share-based compensation	933	1,941	2,109
Amortization	3,573	12,535	10,856
Sales reserve	284	264	370
Deferred state tax deduction	115	—	64
Other comprehensive income	—	60	33
Net operating loss carry-forwards	—	1,361	88
Other	183	240	593

Total deferred tax assets	5,330	16,918	14,598
Deferred tax liability:
Tax over book depreciation	370	762	2,100
Tax over book goodwill amortization	567	—	—

Total deferred tax liability	937	762	2,100

Net consolidated deferred tax assets	$4,393	$16,156	$12,498

As of January 2, 2010, the Company determined that no valuation allowance is necessary. In assessing the realization of the deferred tax assets, the Company considered both positive and negative evidence existed, which can be objectively verified, as explained below.

The Company’s three year pre-tax income was as follows:

	Pre-Tax Income	Non-Recurring Events	Total
	(in thousands)
December 31, 2007	$(3,059)	$4,487	$1,428
December 31, 2008	(28,728)	23,368	(5,360)
January 2, 2010	4,440	—	4,440

Total	$(27,347)	$27,855	$508

The Company’s three year federal taxable income was as follows:

	Taxable Income	Less: NOL Carry-back	Total
	(in thousands)
December 31, 2007	$4,800	$—	$4,800
December 31, 2008	(3,623)	3,623
January 2, 2010	1,358	—	1,358

Total	$2,535	$3,623	$6,158

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company utilizes a rolling three years of actual and current year anticipated results as a primary measure of its cumulative losses in recent years. The Company has a cumulative loss of $27.3 million for the respective years 2007, 2008 and 2009. A substantial portion of the cumulative losses relates to non-recurring matters such as the $4.5 million class action lawsuit settlement and the $23.4 million write-off of goodwill and other intangible assets related to the acquisition of Partsbin. These events are unlikely to reoccur in the future, and the Company adjusts the cumulative results for the effect of these items. Excluding the non-recurring items, the Company has a cumulative income of $508,000 for the respective years.

The Company’s existing positive evidence as of January 2, 2010 is summarized as follows:

•	Based on the estimated taxable income for fifty-two weeks ended January 2, 2010, the Company will have net operating loss carry-back potential of $1.4 million.

•	The Company has cumulative three year taxable income of $2.5 million.

•

The Company has cumulative three year taxable income (exclusive of 2008 net operating loss carry-back) of $6.2 million. The Company’s 2008 net operating loss was carried back to 2006. As of January 2, 2010, the Company has estimated federal and state net operating loss carry-forwards of $0 and $1.5 million, respectively.

For the deferred tax asset to be realized the Company would have to achieve approximately $29.4 million in taxable income in future periods.

Based on the significant positive evidence above related to the historical pre-tax and taxable income and the earnings projection, we determined that it was more likely than not that its net deferred tax assets would be realized as of January 2, 2010.

Included in accrued expenses are income taxes payable of $1.3 million, $32,000 and $218,000 for the years ended December 31, 2007, 2008 and the fifty-two weeks ended January 2, 2010, respectively. Income taxes consist primarily of domestic taxes.

Note 11 - Related-Party Transactions

Beginning in November 2003, the Company leased its corporate headquarters and primary warehouse from Nia Chloe, LLC (“Nia Chloe”), a member of which is one of our board members. Another Nia Chloe member was also one of our board members until his resignation in December 2009. Lease payments and expenses associated with this related party arrangement totaled $527,000, $548,000, and $535,000, respectively, for the years ended December 31, 2007, 2008, and January 2, 2010. The Company has evaluated its relationship with Nia Chloe with regard to ASC 810 Consolidation (“ASC 810”) (formerly referenced as FIN 46R, “Consolidation of Variable Interest Entities”). The Company has determined that Nia Chloe does not meet the criteria for consolidation under ASC 810 and therefore this entity is not consolidated in the Company’s financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From time to time, the Company has purchased inventory from an entity partially owned by a member of the Company’s Board of Directors. During the years ended December 31, 2007 and 2008 and January 2, 2010, the Company purchased inventory totaling $394,000 and $242,000, $330,000 respectively, from the entity, which the Company believes to be at fair market value.

Since October 2006, the Company has purchased paid search engine marketing services from an entity of which a member of the Company’s Board of Directors is the chairman. During the years ended December 31, 2007 and 2008 and January 2, 2010, the Company purchased paid search engine marketing services totaling $344,000, $281,000, and $225,000, respectively, from the entity, which the Company believes to be at fair market value.

In September 2008, the Company entered into a verbal agreement with a member of the Company’s Board of Directors to provide consulting services. The arrangement could be terminated by either party at anytime, and the director was paid $10,000 per month. For the fifty-two weeks ended January 2, 2010, the total consulting fees paid were $120,000. The arrangement was terminated as of January 2, 2010.

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

Note 12 - Commitments and Contingencies

The Company’s primary warehouse facilities are under a lease which commenced in November 2003, expired in December 2008, and was month-to-month until February 1, 2010 when an extension of the lease incorporating a reduction in rent through January 31, 2011 was signed.

In September 2004, the Company entered into a lease to house the Company’s corporate headquarters and for warehouse space adjacent to its primary facility in Carson, California from a related party under an agreement that expired August 31, 2006. This lease was renewed through February 28, 2009 and is currently month-to-month. On October 1, 2006, the Company entered into a third lease agreement for additional warehouse space adjacent to its primary facilities in Carson, CA. This lease expired May 31, 2009 and was month-to-month until February 1, 2010 when an extension of the lease incorporating a reduction in rent through January 31, 2011 was signed.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2007, the Company’s Philippines subsidiary entered into lease agreements to expand its current operations. Under the terms of the lease agreements, the Company added an additional 16,345 square feet of space for a period of twelve months, effective August 31, 2007, for monthly rent of approximately $11,000. In October 2007, the Company’s Philippines subsidiary entered into a new lease agreement for additional space to expand its current operations. Under the terms of the lease, the Company added approximately 11,000 square feet of space for a period of three years, effective September 1, 2007, for monthly rent of approximately $9,000. Additionally, as of January 7, 2010, the Company entered into a new lease agreement in the Philippines, which consolidates our office space into one building.

In December 2008, the Company entered into a five-year operating lease for warehouse space in Chesapeake, Virginia, which commenced in January 2009 and expires in December 2013. Under the terms of the lease, the Company added approximately 72,500 square feet of space for initial monthly rent of approximately $15,000 with annual rent escalations. Additionally, the Company has one option to extend the terms for an additional five years on or before June 30, 2013 and one option to terminate the lease effective December 31, 2011 with six months prior written notice.

Facility rent expense, inclusive of amounts paid to Nia Chloe, for the years ended December 31, 2007, 2008 and January 2, 2010, was $1.4 million, $1.6 million, and 1.9 million, respectively.

Future minimum facility lease payments required under the above operating leases as of January 2, 2010 are $744,888, $900,405, $919,153, $944,255 and $297,650 for 2010 to 2014, respectively.

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

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Parts Geek Litigation

On June 25, 2009, the Company filed suit in the United States District Court for the Central District of California against Parts Geek LLC, certain of its members and employees for misappropriation of trade secrets, breach of contract and unfair competition and requesting monetary damages and injunctive relief, and Parts Geek filed an answer on August 12, 2009. On January 27, 2010, the complaint was amended to include claims for copyright infringement and to add an additional party. Parts Geek filed an answer and counterclaims to the amended complaint on February 22, 2010 and the parties are currently undertaking discovery. A mediation between the parties was held on January 27, 2010; certain preliminary settlement discussions occurred, but the Company cannot assure that a satisfactory settlement will be reached on a timely basis or at all, and is unable to assess the probability of any monetary cost or liability in this regard other than legal fees that have been accrued or paid and reflected in the Company’s financial statements.

On November 4, 2009, a complaint was filed by Parts Geek LLC against the Company and Google in the United States District Court for the District of New Jersey for, among other things, trademark infringement and related unfair advertising practices, as well as web crawling. The Company has been served, and has filed a motion to dismiss the claim or to move the action to the Northern District of California but cannot assure the outcome of such motions. The Company believes that the suit is substantially without merit. The Company is unable to assess the probability of any monetary cost or liability in this regard, other than legal fees that may be incurred in defending or dismissing the law suit and reflected in the Company’s financial statements.

Ford Global Technologies, LLC

On December 2, 2005, Ford Global Technologies, LLC (“Ford”) filed a complaint, subsequently amended, with the United States International Trade Commission (“USITC”) against the Company and five other named Respondents, including four Taiwan-based manufacturers, contending that the Company and the other Respondents infringed 14 design patents that Ford alleged cover eight parts on the 2004-2005 Ford F-150 truck (the “Ford Design Patents”). Ford asked the USITC to issue a permanent general exclusion order excluding from entry into the United States all automotive parts that infringe the Ford Design Patents and that are imported into the United States, sold for importation in the United States, or sold within the United States after importation. Ford also sought a permanent order directing the Company and the other Respondents to cease and desist from, among other things, selling, marketing, advertising, or distributing, or offering for sale imported automotive parts that infringe the Ford Design Patents.

On June 6, 2007, the USITC issued its Notice of Final Determination. The Notice of Final Determination denied Respondent’s petition for reconsideration and their motion for leave to supplement their petition. In addition, the USITC issued a general exclusion order prohibiting the importation of certain automotive parts found to infringe the seven Ford design patents found valid. The USITC’s decision became final on August 6, 2007. On May 18, 2007, Ford filed a Notice of Appeal with the United States Federal Circuit Court of Appeals with regard to the three patents declared invalid in the ALJ’s Initial Determination. On August 23, 2007, the Respondents filed a Notice of Appeal with the United States Federal Court of Appeals for the federal circuit. The appeals were consolidated. On October 17, 2008, the parties finished briefing the appeal. The federal circuit heard oral arguments from the parties during the first quarter of 2009.

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

Settlement of both Ford Motor Company complaints:

On April 16, 2009, the Company finalized its settlement with regard to the two legal actions: 1) involving replacement collision parts for Ford’s F-150 pickup truck, which had advanced to the Federal Circuit Court of Appeals; and 2) involving replacement collision parts for the Ford Mustang, which was before the US International Trade Commission (ITC).

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the settlement and consent, the Company agreed to not challenge the validity of the patents on Ford parts; it will be allowed to sell aftermarket parts that correspond to patented Ford replacement parts through a distribution agreement entered into with LKQ Corporation. The details of the distribution agreement are confidential.

Note 13 - Employee Retirement Plan

Effective February 17, 2006, the Company adopted a 401(k) defined contribution retirement plan covering all full time employees who have completed one month of service. The Company may, at its sole discretion, match fifty cents per dollar up to 6% of each participating employee’s salary. The Company’s contributions vest in annual installments over three years. Discretionary contributions made by the Company totaled $145,000, $147,000, and $154,000 for the years ended December 31, 2007, 2008, and January 2, 2010, respectively.

Effective January 1, 2010, the Company adopted a deferred compensation plan covering employees defined as “highly compensated employees” under the IRS rules. The Company may, at its sole discretion, match fifty cents per dollar up to 2% of each participating employee’s salary. The plan is funded through the purchase of company-owned life insurance, which is owned by a rabbi trust. Contributions by the Company totaled $0 for the fiscal year ended January 2, 2010.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14 – Quarterly Information (Unaudited)

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

	Three Months Ended				Thirteen Weeks Ended
	March 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008	April 4, 2009	July 4, 2009	Oct. 3, 2009	Jan 2, 2010
	(in thousands, except share and per share data)
Consolidated Statement of Income Data:
Net sales	$40,009	$43,105	$36,554	$33,756	$39,664	$43,805	$47,043	$45,776
Gross profit	13,750	14,587	12,069	12,149	14,640	15,868	16,899	16,467
Income (loss) from operations	(1,711)	(20,341)	(1,069)	(6,607)	593	1,072	1,328	1,256
Income (loss) before income taxes as reported	(1,439)	(20,105)	(853)	(6,331)	684	1,098	1,385	1,273
Adjustments:
Stock compensation expense (1)	—	—	—	—	4	90	167	(261)
Adjusted income (loss) before income taxes (1)	(1,439)	(20,105)	(853)	(6,331)	688	1,188	1,552	1,012
Net income (loss) as reported	$(875)	$(12,063)	$(491)	$(3,477)	$(679)	$629	$781	$585
Adjustments:
Tax (provision) benefit (1), (2)	(80)	(38)	(147)	(40)	8	38	72	(117)
Adjusted net income (loss) (1), (2)	$(955)	$(12,101)	$(638)	$(3,517)	$(671)	$667	$853	$468
Basic net income (loss) per share as reported and adjusted (1) (2)	$(0.03)	$(0.41)	$(0.02)	$(0.12)	$(0.02)	$0.02	$0.03	$0.02
Diluted net income (loss) per share as reported and adjusted (1) (2)	$(0.03)	$(0.41)	$(0.02)	$(0.12)	$(0.02)	$0.02	$0.03	$0.02
Shares used in computation of basic net income (loss) per share as reported and adjusted	29,846,757	29,846,757	29,846,757	29,846,757	29,846,757	29,846,757	29,848,694	29,865,452
Shares used in computation of diluted net income (loss) per share as reported and adjusted	29,846,757	29,846,757	29,846,757	29,846,757	29,846,757	30,395,189	31,004,035	31,147,869

(1)	Includes immaterial adjustments recorded in the thirteen-weeks ended January 2, 2010 for officers’ stock compensation recognized for all quarters of 2009.

(2)	Includes immaterial adjustments recorded for all quarters of 2008 during the thirteen-weeks ended April 4, 2009. See Note 10 – Income Taxes for further information.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15 – Subsequent Events (Unaudited)

On January 7, 2010, U.S. Auto Parts Network (Philippines) Corporation, a wholly owned subsidiary of the Company, entered into a lease agreement with Robinsons Land Corporation (“Robinsons”) for the leasing of approximately 39,668 square feet of commercial office space located at Robinsons Cybergate Plaza, EDSA, Mandaluyong City, Philippines.

The lease will enable us to consolidate our office space in the Philippines from six floors in two buildings into one space in a new building.

The term of the lease is 63 months, with certain rental incentives provided to us by Robinsons. The lease shall commence upon our receipt of PEZA (Philippine Economic Zone Authority) approval or 60 days after execution, whichever is earlier and, after 39 months, we can terminate the lease in exchange for payment of a pre-payment privilege that declines as the term of the lease nears expiration and does not exceed four months’ rent. We additionally have the option to renew the lease at the end of the initial 63 month term for an additional 60 months. Rent shall be approximately $24,000 per month for the first two years of the lease, with a 5% annual escalation in years three through five. Under the new lease, total occupancy cost is estimated to decrease. A security deposit of approximately $76,000 must also be paid to Robinsons. There is no relationship between us and Robinsons.

Under the terms of the lease, we are required to maintain insurance and to indemnify the Landlord for losses incurred that are related to our use or occupancy of the property. With certain exceptions, we are also required to maintain at our cost the property, utility installations used by us, such as the HVAC system, and alterations we make or fixtures we add to the property.

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Acquisition Agreement dated May 19, 2006 by and among U.S. Auto Parts Network, Inc. and Partsbin, Inc., on the one hand, and The Partsbin.com, Inc., All OEM Parts, Inc., Power Host, Inc., Auto Parts Web Solutions, Inc., Web Chat Solutions, Inc., Everything Internet, LLC, Richard E. Pine, Lowell E. Mann, Brian Tinari and Todd Daugherty, on the other hand

3.1	Second Amended and Restated Certificate of Incorporation of U.S. Auto Parts Network, Inc. as filed with the Delaware Secretary of State on February 14, 2007 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

3.2	Amended and Restated Bylaws of U.S. Auto Parts Network, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

4.1*	Specimen common stock certificate

10.1+*	U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan

10.2+*	Form of Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.3+*	Form of Notice of Grant of Stock Option under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.4+*	Form of Acceleration Addendum to Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.5+*	U.S. Auto Parts Network, Inc. 2007 Omnibus Plan and forms of agreements

10.8+*	Offer Letter of Employment dated May 19, 2006 by and between U.S. Auto Parts Network, Inc. and Richard Pine

10.9+*	Non-Competition Agreement dated May 19, 2006 by and among U.S. Auto Parts Network, Inc. and Richard Pine, Lowell Mann, Brian Tinari and Todd Daugherty

10.10*	Shareholder’s Release dated May 19, 2006 by and between U.S. Auto Parts Network, Inc. and Richard Pine

10.23*	Commercial Lease Agreement dated January 1, 2004 by and between U.S. Auto Parts Network, Inc. and Nia Chloe Enterprises, LLC, amended effective February 1, 2010

10.24*	Standard Industrial/Commercial Multi-Tenant Lease — Gross dated October 1, 2006 by and between U.S. Auto Parts Network, Inc. and Margay 2003, LLC, amended effective February 1, 2010

10.25*	Standard Industrial/Commercial Multi-Tenant Lease — Gross dated July 12, 2004 by and between U.S. Auto Parts Network, Inc. and Isadore Socransky, amended effective February 1, 2010

10.26*	Lease dated November 30, 2004 by and between U.S. Auto Parts Network, Inc. and William Coats

10.27†*	Catalog License and Parts Purchase Agreement dated November 20, 2006 by and between U.S. Auto Parts Network, Inc. and WORLDPAC, Inc.

10.29†*	Services Agreement dated October 3, 2006 by and between U.S. Auto Parts Network, Inc. and Efficient Frontier, Inc.

10.32+*	Offer Letter of Employment dated January 1, 2006 by and between U.S. Auto Parts Network, Inc. and Houman Akhavan

10.33+	Form of Indemnification Agreement for Officers and Directors

Exhibit No.	Description

10.35*	Deeds of Assignment and Declarations of Trust executed September 2006 regarding MBS Tek Corporation stock transfer

10.36	Purchase Agreement, dated April 20, 2007, by and among U.S. Auto Parts Network, Inc., Access Worldwide Communications, Inc. and their respective Philippine affiliates (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2007)

10.37	Lease Agreements, dated August 8, 2007, by and among MBS Tek Corporation and Roshan Commercial Corp. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2007)

10.38	Form of Suppliers’ Agreement entered into between U.S. Auto Parts Network, Inc. and certain of its U.S. based suppliers and primary drop-ship vendors (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2007)

10.39+	Employment Agreement dated October 12, 2007 between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.40+	Non-Qualified Stock Option Agreement dated October 15, 2007 between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.41+	Non-Qualified Stock Option Agreement dated October 15, 2007 (performance grant) between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.42+	2007 New Employee Incentive Plan (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.43	Lease Agreement, dated October 11, 2007, by and between MBS Tek Corporation and Averon Holding Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007)

10.44+	Employment Agreement, dated April 3, 2008, between the Company and Aaron Coleman (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2008)

10.45	Support Continuity Agreement, dated April 28, 2008, between the Company and Alexander Adegan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2008)

10.46	Consulting Agreement, dated April 28, 2008, among the Company, uParts.com, Inc. and Alexander Adegan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2008)

10.47	Non-Incentive Stock Option Agreement, dated April 28, 2008, between the Company and Alexander Adegan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2008)

10.48+	Non-Qualified Stock Option Agreement, dated May 15, 2008, by and between the Company and Shane Evangelist (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2008)

Exhibit No.	Description

10.49	Stipulation of settlement in the matter entitled: In re U.S. Auto Parts Network, Inc. Securities Litigation, Case No. CV 07-2030-GW (JC) (incorporated by reference to Exhibit 10.1 on the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2008)

10.50+	Separation Agreement and Release of Claims, dated December 9, 2008, between the Company and Michael J. McClane (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008)

10.51	Consulting Agreement, dated December 9, 2008, between the Company and Michael J. McClane (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008)

10.52+	Employment Agreement, dated February 16, 2009 between the Company and Theodore Sanders (incorporated by reference to Exhibit 10.62 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2009)

10.53+	Non-Qualified Stock Option Agreement, dated February 16, 2009, between the Company and Theodore Sanders (incorporated by reference to Exhibit 10.63 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2009)

10.54+	Non-Qualified Stock Option Agreement (performance grant), dated February 16, 2009, between the Company and Theodore Sanders (incorporated by reference to Exhibit 10.64 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2009)

10.55	Commercial Lease agreement dated December 16, 2008 by and between U.S. Auto Parts Network, Inc. and Ashley Indian River, LLC

10.56	Commercial Lease dated January 7, 2010 by and between U.S. Auto Parts Network Philippines Corporation and Robinsons Land Corporation

10.63+	2010 Base Salaries and Target Bonuses of certain officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2009)

21.1*	Subsidiaries of U.S. Auto Parts Network, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the exhibit of the same number from the registration statement on Form S-1 of U.S. Auto Parts Network, Inc. (File No. 333-138379) initially filed with the Securities and Exchange Commission on November 2, 2006, as amended.

+	Indicates a management contract or compensatory plan or arrangement

†	U.S. Auto Parts Network, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been separately filed with the Securities and Exchange Commission.