Form 10-Q
period 2010-04-03
U.S. Auto Parts Network, Inc.
filed 2010-05-12
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

As of May 11, 2010, the registrant had 30,335,164 shares of common stock, $0.001 par value, outstanding.

U.S. AUTO PARTS NETWORK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THIRTEEN WEEKS ENDED APRIL 3, 2010

Unless the context requires otherwise, as used in this report, the terms “U.S. Auto Parts,” the “Company,” “we,” “us” and “our” refer to U.S. Auto Parts Network, Inc. and its subsidiaries.

U.S. Auto Parts ®, U.S. Auto Parts Network™, PartsTrain ®, Partsbin™, Kool-Vue™ and Auto-Vend™ are our United States trademarks. All other trademarks and trade names appearing in this report are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that do not relate strictly to historical or current facts, and anticipate results based on management’s beliefs and assumptions and on information currently available to management. These statements are forward looking statements for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933 (the “Securities Act”). In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “will likely continue,” “will likely result” and similar expressions intended to identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding our anticipated sales, revenue, expenses, profits and losses, capital needs, capital deployment, liquidity, contracts, litigation, product offerings, customers, acquisitions, competition and the status of our facilities. Forward-looking statements, no matter where they occur in this document or in other statements attributable to the Company, involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Part II, Item 1A of this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this report and the documents that we reference in this report or have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. AUTO PARTS NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts and par value)

	April 3, 2010	January 2, 2010
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$25,047	$26,251
Short-term investments	16,330	11,071
Accounts receivable, net	3,167	3,383
Inventory, net	17,981	18,610
Deferred income taxes	1,513	1,513
Other current assets	3,700	3,148

Total current assets	67,738	63,976
Property and equipment, net	13,918	12,405
Intangible assets, net	4,006	3,114
Goodwill	9,772	9,772
Deferred income taxes	10,561	10,985
Investments	4,153	4,264
Other non-current assets	463	98

Total assets	$110,611	$104,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,026	$11,371
Accrued expenses	8,841	8,038
Other current liabilities	2,746	2,518

Total current liabilities	24,613	21,927
Other non-current liabilities	165	—

Total liabilities	24,778	21,927
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at April 3, 2010 and January 2, 2010; 30,268,862 shares issued and outstanding at April 3, 2010 and 29,893,631 shares at January 2, 2010	30	30
Additional paid-in capital	151,604	150,084
Accumulated other comprehensive income	163	84
Accumulated deficit	(65,964)	(67,511)

Total stockholders’ equity	85,833	82,687

Total liabilities and stockholders’ equity	$110,611	$104,614

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Thirteen Weeks Ended April 3, 2010	Thirteen Weeks Ended April 4, 2009
Net sales	$56,291	$39,664
Cost of sales	36,484	25,024

Gross profit	19,807	14,640
Operating expenses:
Marketing (1)	7,213	5,335
General and administrative (1)	5,737	4,765
Fulfillment (1)	3,243	2,652
Technology (1)	1,018	928
Amortization of intangibles	121	367

Total operating expenses	17,332	14,047
Income from operations	2,475	593
Interest income, net	22	91

Income before income taxes	2,497	684
Income tax provision	950	1,363

Net income (loss)	$1,547	$(679)

Basic net income (loss) per share	$0.05	$(0.02)
Diluted net income (loss) per share	$0.05	$(0.02)
Shares used in computation of basic net income (loss) per share	30,003,117	29,846,757
Shares used in computation of diluted net income (loss) per share	31,425,002	29,846,757

(1)	Includes share-based compensation expense as follows:

	Thirteen Weeks Ended April 3, 2010	Thirteen Weeks Ended April 4, 2009
Marketing	$120	$106
General and administrative	548	822
Fulfillment	125	47
Technology	67	52

Total share-based compensation expense	$860	$1,027

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Thirteen Weeks Ended April 3, 2010	Thirteen Weeks Ended April 4, 2009
Operating activities
Net income (loss)	$1,547	$(679)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,984	1,018
Amortization of intangibles	121	367
Share-based compensation expense	860	1,027
Excess tax benefits from share-based payment arrangements	(98)	—
Deferred taxes	321	1,317
Changes in operating assets and liabilities:
Accounts receivable, net	217	(655)
Inventory, net	629	(427)
Prepaid expenses and other current assets	(545)	(843)
Other non current assets	(360)	—
Accounts payable and accrued expenses	1,757	1,501
Other current liabilities	227	415

Other non-current liabilities	165	—

Net cash provided by operating activities	6,825	3,041

Investing activities
Additions to property and equipment	(2,514)	(1,565)
Proceeds from sale of investments	125	—
Purchases of investments	(5,283)	—
Purchases of intangible assets	(1,001)	—

Net cash used in investing activities	(8,673)	(1,565)

Financing activities
Payments on short-term financing	—	(19)
Proceeds from exercise of stock options	491	—
Excess tax benefits from share-based payment arrangements	98	—

Net cash provided by (used in) financing activities	589	(19)

Effect of changes in foreign currencies	55	9
Net (decrease) increase in cash and cash equivalents	(1,204)	1,466
Cash and cash equivalents at beginning of period	26,251	32,473

Cash and cash equivalents at end of period	$25,047	$33,939

Supplemental disclosure of non-cash investing activities:

Accrued asset purchases	$872	$237

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of U.S. Auto Parts Network, Inc. (collectively with its subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of April 3, 2010 and January 2, 2010, and the consolidated results of operations for the thirteen weeks ended April 3, 2010 and April 4, 2009, and cash flows for the thirteen weeks ended April 3, 2010 and April 4, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company’s results of operations for the thirteen weeks ended April 3, 2010 are not necessarily indicative of those to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 2, 2010, which was filed with the SEC on March 15, 2010.

Change in Fiscal Year

The Company’s fiscal year is based on a 52/53 week fiscal year ending on the first Saturday following December 31. The change in the Company’s reporting year from a calendar year to a fiscal year was disclosed and effective in 2009; therefore, there was no transition period in connection with this change in the Company’s fiscal year end. As a result, the first quarter of 2009 had thirteen weeks plus three additional days while the first quarter of 2010 consisted solely of thirteen weeks.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06 (“ASU 2010-06”), an update to ASC 820, Fair Value Measurements and Disclosures. ASU 2010-06 amends ASC 820 by requiring a number of additional disclosures regarding fair value measurements, including the amount of transfers between Levels 1 and 2 of the fair value hierarchy, the reasons for transfers in or out of Level 3 of the fair value hierarchy and activity for recurring Level 3 measures. In addition, the amendments clarify certain existing disclosure requirements related to the level at which fair value disclosures should be disaggregated and the requirement to provide disclosures about the valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Levels 2 or 3. The amendments in ASU 2010-06 are effective the first reporting period (including interim periods) beginning after its issuance, or as of April 3, 2010 for the Company. The adoption did not have a material effect on the Company’s financial position and results of operations.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (“ASC 605”) Multiple Deliverable Arrangements, which modifies the requirements for determining whether a deliverable in a multiple element arrangement can be treated as a separate unit of accounting by removing the criteria that objective and reliable evidence of fair value exists for the undelivered elements. The new guidance requires consideration be allocated to all deliverables based on their relative selling price using vendor specific objective evidence (VSOE) of selling price, if it exists; otherwise selling price is determined based on third-party evidence (TPE) of selling price. If neither VSOE nor TPE exist, management must use its best estimate of selling price (ESP) to allocate the arrangement consideration. ASU 2009-13 was effective beginning January 3, 2010, for the Company. The adoption did not have a material effect on the Company’s financial position and results of operations.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequent Events

The Company has been advised that Robert J. Majteles, Chairman of the Board of the Company, cancelled his written sales plan that had been established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 (the “Plan”). Mr. Majteles did not have material non-public information at the time he cancelled the Plan, and no trading occurred subject to the Plan prior to cancellation.

Certain legal proceedings are described in Note 5 of Notes to Unaudited Consolidated Financial Statements, included in Part 1, Item 1 of this Report.

Note 2—Investments and Fair Value Measurements

As of April 3, 2010, the Company held the following securities and investments, recorded at either fair value or cost (in thousands).

		Unamortized / Unrealized
	Amortized Cost	Gains	Losses	Fair Value / Carrying Value
US treasury bills	$4,110	$—	$—	$4,110
Auction rate preferred securities in municipal and state agencies	4,225	—	(72)	4,153
Certificates of deposit and municipal bonds	12,262	—	(42)	12,220

Total	$20,597	$—	$(114)	$20,483

US treasury bills are classified as Short-term investments with maturities of less than 12 months and it is the intention of management to hold these securities to maturity.

Fair Value Measurements

In April 2009, the FASB released ASC 820, Fair Value Measurements and Disclosures, that defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. This guideline was to be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB delayed the effective date to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As of January 1, 2009, the Company has adopted the provisions for all non-financial assets and non-financial liabilities.

This ASC 820 guideline establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

Level 1 - defined as observable inputs such as quoted prices in active markets;

Level 2 - defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3 - defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Assets Valued on a Recurring Basis

As of April 3, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s financial instruments, including investments associated with the auction rate preferred securities (“ARPS”). The Company measures the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at April 3, 2010 and January 2, 2010 (in thousands):

	As of April 3, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$25,047	$25,047	$—	$—
Short-term investment (2)	12,220	12,220	—	—
Non-current investments available-for-sale (3)	4,153	—	—	4,153

Total Assets	$41,420	$37,267	$—	$4,153

	As of January 2, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$26,251	$26,251	$—	$—
Short-term investment (2)	6,965	6,965	—	—
Non-current investments available-for-sale (3)	4,264	—	—	4,264

Total Assets	$37,480	$33,216	$—	$4,264

(1)

Cash and cash equivalents as of April 3, 2010 and January 2, 2010 consisted primarily of money market funds with original maturity dates of three months or less (for which we determined fair value through quoted market prices) and FDIC insured operating account balances.

(2)

Short-term investments consist of municipal bonds, corporate bonds, and certificates of deposit. Short-term investments are recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.

(3)

As of April 3, 2010, the Company had invested $4.225 million (par value) in ARPS, which are classified as available-for-sale securities and reflected at $4.153 million (fair value), which includes an unrealized loss of $72,000. The Company has included its investments related to ARPS in the Level 3 category.

Before utilizing Level 3 inputs in our fair value measurement, the Company considered significant Level 2 observable inputs of similar assets in active and inactive markets. The Company’s broker dealer received estimated market values from an independent pricing service as of the balance sheet date which carry these investments at par value due to the overall quality of the underlying investments and the anticipated future market for such investments. Further evidence includes the fact that these investments consist solely of collateralized debt obligations supported by municipal and state agencies; do not include mortgage-backed securities or student loans; have redemption features that call for redemption at 100% of par value; and have a current credit rating of A or AAA. However, the fact that there is not an active market to liquidate these investments was considered in classifying them as Level 3. Due to the uncertainty with regard to the short-term liquidity of these securities, the Company determined that it could not rely on par value to represent fair value. Therefore, the Company estimated the fair values of these securities utilizing a discounted cash flow valuation model as of April 3, 2010. This analysis considered the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation the security will have a successful auction or market liquidity. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

As a result of the temporary declines in fair value for the Company’s ARPS, which the Company attributes to liquidity issues rather than credit issues, the Company recorded an unrealized loss of $72,000 to accumulated other comprehensive income, as of April 3, 2010. Due to the Company’s belief that the market for these collateralized instruments may take in excess of twelve months to fully recover, the Company has classified these investments as noncurrent and has included them in investments on the unaudited Condensed Consolidated Balance Sheet at April 3, 2010. As of April 3, 2010, the Company continues to earn interest on all of its ARPS instruments. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If the Company determined that any future valuation adjustment was other-than-temporary, it would record a charge to earnings as appropriate. The Company is not certain how long it may be required to hold each security. However, given the Company’s current cash position, liquid cash equivalents and expected cash provided by operations, it believes it has the ability to hold, and intends to continue to hold the ARPS as long-term investments until the market stabilizes.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at April 3, 2010:

Long-Term Investments
(in thousands)
Balance as of January 3, 2010	$4,264
Redemption	(125)
Recovery of previous write-downs to other comprehensive income	14

Balance as of April 3, 2010	$4,153

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

The Company primarily purchases products in bulk quantities to take advantage of quantity discounts and to improve inventory availability. Inventory is reported net of inventory reserves for excess or obsolete products, which are established based on specific identification of slow moving items and the evaluation of inventory levels and the relative anticipated sales levels. Gross inventory, inventory reserves and net inventory at April 3, 2010 and January 2, 2010 are as follows (in thousands):

	April 3, 2010	January 2, 2010
	(unaudited)
Gross inventory	$18,980	$19,877
Inventory reserves	(999)	(1,267)

Total net inventory	$17,981	$18,610

Note 4—Intangibles

During the quarter ended April 3, 2010, the Company acquired certain websites and domain names for the purchase price of $1,001,000, of which $844,000 was preliminarily allocated to amortizable intangibles. Amortization of intangibles is expensed on a straight-line basis over two to seven years and totaled $121,000 and $367,000 for the quarter ended April 3, 2010 and April 4, 2009, respectively.

Intangibles, excluding goodwill, consisted of the following at April 3, 2010 and January 2, 2010 (in thousands):

		April 3, 2010 (unaudited)			January 2, 2010
	Useful Life	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Intangible assets subject to amortization:
Websites	5 years	$2,035	$(289)	$1,746	$1,191	$(190)	$1,001
Software	2 - 5 years	1,040	(1,040)	—	1,040	(1,040)	—
Assembled workforce	7 years	469	(112)	357	455	(87)	368
Purchased domain names	3 years	175	(175)	—	175	(175)	—

Sub-Total		3,719	(1,616)	2,103	2,861	(1,492)	1,369
Intangible assets not subject to amortization:
Domain names	indefinite life	1,903	—	1,903	1,745	—	1,745

Total		$5,622	$(1,616)	$4,006	$4,606	$(1,492)	$3,114

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Contingencies

On June 25, 2009, the Company filed suit in the United States District Court for the Central District of California against Parts Geek LLC, and certain of its members and employees for misappropriation of trade secrets, breach of contract and unfair competition and requesting monetary damages and injunctive relief, and Parts Geek filed an answer on August 12, 2009. On January 27, 2010, the complaint was amended to include claims for copyright infringement and to add an additional party. Parts Geek filed an answer and counterclaims to the amended complaint on February 22, 2010 and the parties are currently undertaking discovery. A mediation between the parties was held on January 27, 2010; certain preliminary settlement discussions occurred, but the Company cannot assure that a satisfactory settlement will be reached on a timely basis or at all, and is unable to assess the probability of any monetary cost or liability in this regard other than legal fees that have been accrued or paid and reflected in the Company’s financial statements.

On November 4, 2009, a complaint was filed by Parts Geek LLC against the Company and Google in the United States District Court for the District of New Jersey for, among other things, trademark infringement and related unfair advertising practices, as well as web crawling. The Company has been served, and both defendants filed a motion to dismiss the claim or to move the action to the Northern District of California. On April 1, 2010, the motion to move the action to the Northern District of California was granted and the motion to dismiss the claim was denied without prejudice. On May 5, 2010 the plaintiffs voluntarily dismissed the lawsuit.

The Company has responded to an inquiry by the California Air Resources Board (“CARB”) into sales of non-California compliant catalytic converters in the state of California via our stock-ship and drop-ship network. On March 4, 2010 the Company met with CARB to discuss alleged sales of catalytic converters into California by the Company and third-party suppliers that are not compliant with California regulations. CARB informed the Company that penalties may be assessed with regard to any non-compliant sales; discussions are ongoing, and any penalties are not estimable at this time. This will impact sale of products for emissions systems to those states and may adversely impact our sales and operating results. There has been no formal action taken by CARB and the Company is unable to assess the probability of any monetary cost or liability in this regard, other than legal fees that have been and may continue to be incurred in preparing responses and defending the Company in the inquiry.

The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the potential loss, if any, of such matters cannot be reasonably estimated. However, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations, or cash flow of the Company. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations.

Note 6—Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with ASC 220, Comprehensive Income, which defines comprehensive income (loss) as net income (loss) affected by non-stockholder changes in equity. Comprehensive income (loss) for the thirteen weeks ended April 3, 2010 and the thirteen weeks ended April 4, 2009 includes the following:

	Thirteen Weeks Ended April 3, 2010	Thirteen Weeks Ended April 4, 2009
	(in thousands)
Net income (loss)	$1,547	$(679)
Foreign currency translation adjustments	88	(1)
Unrealized loss in investments	(9)	—

Comprehensive income (loss)	$1,626	$(680)

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Reserve for Sales Returns

Sales discounts are recorded in the period in which the related sale is recognized. Credits are issued to customers for returned products which totaled $5.3 million for the thirteen weeks ended April 3, 2010. The Company’s sales returns and allowances reserve totaled $893,000 and $957,000 at April 3, 2010 and January 2, 2010, respectively.

The following table provides an analysis of the reserve for the Company’s sales returns:

	Balance at Beginning of Period	Charged to Revenue	Deductions	Balance at End of Period
		(in thousands)
Reserve for sales returns:
Thirteen weeks ended April 3, 2010	$957	$—	$64	$893

Note 8—Income Taxes

For the thirteen weeks ended April 3, 2010 and April 4, 2009, the effective tax rate for the Company was 38.0% and 199.3%, respectively. The Company’s effective tax rate is higher than the U.S. federal statutory rate primarily as a result of state income taxes and other non-deductible permanent differences. The income tax provision for the first quarter of 2010 was lower than during the thirteen weeks ended April 4, 2009, primarily due to a $1.1 million tax effect of stock option forfeitures and other non-deductible permanent differences.

As of April 3, 2010, the Company had no material unrecognized tax benefits, interest or penalties related to various federal and state income tax matters. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense.

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The Company’s foreign and state income tax returns are open to audit under the statute of limitations for the tax years 2005 through 2009. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Note 9—Net Income (Loss) Per Share

Net income (loss) per share has been computed in accordance with ASC 260, Earnings per Share. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Thirteen Weeks Ended April 3, 2010	Thirteen Weeks Ended April 4, 2009
	(in thousands, except share data)
Net Income (Loss) Per Share
Numerator:
Net income (loss)	$1,547	$(679)
Denominator:
Weighted-average common shares outstanding (basic)	30,003,117	29,846,757
Common equivalent shares	—	—
Common equivalent shares from common stock options and warrants	1,421,885	—

Weighted-average common shares outstanding (diluted)	31,425,002	29,846,757

Basic net income (loss) per share	$0.05	$(0.02)
Diluted net income (loss) per share	$0.05	$(0.02)

Potentially dilutive securities not included in the calculation of diluted net income per share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	Thirteen Weeks Ended April 3, 2010	Thirteen Weeks Ended April 4, 2009
Common stock warrants	21,667	18,000
Options to purchase common stock	6,574,537	6,350,416

Total	6,596,204	6,368,416

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC 505-50 Share-Based Payment (“ASC 505-50”), which was adopted on January 1, 2006. No stock options were granted prior to January 1, 2006. All stock options issued to employees are recognized as share-based compensation expense in the financial statements based on their respective grant date fair values, and are recognized within the statement of operations as general and administrative, marketing, fulfillment or technology expense, based on employee departmental classifications.

Under these guidelines, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. The Company currently uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards, with the exception of options granted containing market conditions, which the Company estimates the fair value using a Monte Carlo model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes and Monte Carlo models is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. As of April 3, 2010, the Company did not have an adequate history of market prices of its common stock as the Company only recently became a public company, and as such, the Company estimates volatility using historical volatilities of similar public entities. The expected life of the awards is based on a simplified method which defines the life as the average of the contractual term of the options and the weighted average vesting period for all open tranches. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of awards. The dividend yield assumption is based on the Company’s expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees and non-employee directors in accordance with ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services.

The Company granted 170,000 stock options under the Company’s 2007 Omnibus Incentive Plan and 2007 New Employee Incentive Plan (collectively, the “Plans”) during the quarter ended April 3, 2010 at a weighted-average fair value of $5.88 per share. The Company had $4.0 million of unrecognized share-based compensation expense related to stock options outstanding as of April 3, 2010, which expense is expected to be recognized over a weighted-average period of 2.47 years. Stock options for an aggregate of 162,588 shares were exercised during the quarter ended April 3, 2010.

Note 11—Deferred Compensation Plan

In January 2010, the Company adopted the US Auto Parts Network, Inc. Management Deferred Compensation Plan, (the “Deferred Compensation Plan”), for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 90% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is funded through the purchase of Company-owned life insurance policies with the Company, (employer), as the owner and beneficiary in order to preserve the tax-deferred savings advantages of a non-qualified plan. The cash surrender values of the policies was $0.2 million at April 3, 2010 and was included as other non-current assets in the consolidated balance sheets. The deferred compensation liability, (employee deferrals and associated earnings), are general unsecured obligations of the Company. The Company may at its discretion contribute certain amounts to eligible employees’ accounts. In January 2010, the Company began to contribute 50% of the first 2% of participants’ eligible contributions into their Deferred Compensation Plan accounts. As of April 3, 2010, the deferred compensation liability was $0.1 million and was included as non-current liabilities in the consolidated balance sheets.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended January 2, 2010 and subsequent reports on Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth below, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, results of operations and financial condition in the future. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

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

Our History. We were formed in 1995 as a distributor of aftermarket auto parts and launched our first website in 2000. We rapidly expanded our online operations, increasing the number of SKUs sold through our e-commerce network, adding additional websites, acquiring the Partsbin business, improving our Internet marketing proficiency and commencing sales in online marketplaces. As a result, our business has grown since 2000, generating net sales of $176.3 million for the year ended January 2, 2010.

International Operations. In April 2007, we entered into a purchase agreement to bring in-house certain sales and customer service employees based in the Philippines who were providing support to us through our outsourced call center provider, Access Worldwide. As of the closing of this transaction, approximately 171 of the Access Worldwide employees had agreed to transition over to direct employment by our Philippines subsidiary. The purchase price for the right to acquire this assembled workforce was approximately $1.7 million. We had 860 employees in our Philippines operations as of April 3, 2010. In addition to our Philippines operations, we own a Canadian subsidiary to facilitate sales of our products in Canada which currently has no employees. We believe that the cost advantages of our offshore operations provide us with the ability to grow our business in a cost-effective manner, and we expect to continue to add headcount and infrastructure to our offshore operations.

Acquisitions. From time to time, we may acquire certain businesses, websites, domain names or other assets. In May 2006, we completed the acquisition of All OEM Parts, Inc., The Partsbin.com, Inc., and their affiliated companies (Partsbin), which expanded our product offering and enhanced our ability to reach more customers. The Partsbin acquisition significantly increased our net sales and added a complementary, proprietary drop-ship order fulfillment method, and operations in Canada. In the third quarter of 2009, we completed the acquisition of the assets of a small website and the related domain names which further expanded and enhanced our product offering and our ability to reach more customers. In the first quarter of 2010, we completed two additional website and domain name asset acquisitions, which will increase our net sales and internet traffic. We may pursue additional acquisition opportunities in the future to increase our share of the aftermarket auto parts market or expand our product offerings.

Change in Fiscal Year

The Company’s fiscal year is based on a 52/53 week fiscal year ending on the first Saturday following December 31. The change in the Company’s reporting year from a calendar year to a fiscal year was disclosed and effective in 2009; therefore, there was no transition period in connection with this change in the Company’s fiscal year end. As a result, the first quarter of 2009 had thirteen weeks plus three additional days while the first quarter of 2010 consisted solely of thirteen weeks.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the quarter ended April 3, 2010, as compared to those policies disclosed in our annual report on Form 10-K for the fiscal year ended January 2, 2010.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06 (“ASU 2010-06”), an update to ASC 820, Fair Value Measurements and Disclosures. ASU 2010-06 amends ASC 820 by requiring a number of additional disclosures regarding fair value measurements, including the amount of transfers between Levels 1 and 2 of the fair value hierarchy, the reasons for transfers in or out of Level 3 of the fair value hierarchy and activity for recurring Level 3 measures. In addition, the amendments clarify certain existing disclosure requirements related to the level at which fair value disclosures should be disaggregated and the requirement to provide disclosures about the valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Levels 2 or 3.The amendments in ASU 2010-06 are effective the first reporting period (including interim periods) beginning after its issuance, or as of April 3, 2010 for the Company. The adoption did not have a material effect on the Company’s financial position and results of operations.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (“ASC 605”) Multiple Deliverable Arrangements, which modifies the requirements for determining whether a deliverable in a multiple element arrangement can be treated as a separate unit of accounting by removing the criteria that objective and reliable evidence of fair value exists for the undelivered elements. The new guidance requires consideration be allocated to all deliverables based on their relative selling price using vendor specific objective evidence (VSOE) of selling price, if it exists; otherwise selling price is determined based on third-party evidence (TPE) of selling price. If neither VSOE nor TPE exist, management must use its best estimate of selling price (ESP) to allocate the arrangement consideration. ASU 2009-13 is effective beginning January 3, 2010, for the Company. The adoption did not have a material effect on the Company’s financial position and results of operations.

Results of Operations

The following table sets forth certain unaudited statements of operations data for the periods indicated:

	Thirteen Weeks Ended April 3, 2010	Thirteen Weeks Ended April 4, 2009
Net sales	100.0%	100.0%
Cost of sales	64.8	63.1

Gross profit	35.2	36.9
Operating expenses:
Marketing	12.8	13.5
General and administrative	10.2	12.0
Fulfillment	5.8	6.7
Technology	1.8	2.3
Amortization of intangibles	0.2	0.9

Total operating expenses	30.8	35.4

Income from operations	4.4	1.5
Interest income, net	0.0	0.2
Income before income taxes	4.4	1.7
Income tax provision	1.7	3.4

Net income (loss)	2.7%	(1.7)%

Estimated Impact of the Change in Fiscal Year to a 52/53 Week on the First Quarter of 2009

•

Net sales were $1.4 million higher during the first quarter of 2009 primarily due to three additional business days during the first quarter of 2009. Excluding these additional days, net sales would have been $38.3 million in the first quarter of 2009 compared to $39.7 million as reported.

•	Net loss would have been $0.8 million or $0.03 per diluted share in the first quarter of 2009, excluding the results from the three additional days in the first quarter of 2009.

•	The 2009 change to a 52/53 week fiscal year will not have a material effect on future quarters.

Thirteen Weeks Ended April 3, 2010 Compared to Thirteen Weeks Ended April 4, 2009

Net Sales and Gross Margin

	Thirteen Weeks Ended April 3, 2010	Thirteen Weeks Ended April 4, 2009
	(in thousands)
Net sales	$56,291	$39,664
Cost of sales	36,484	25,024

Gross profit	$19,807	$14,640
Gross margin	35.2%	36.9%

Net sales increased 41.8% to $56.3 million for the thirteen weeks ended April 3, 2010 compared to the thirteen weeks ended April 4, 2009. The year over year increase for the quarter was primarily due to a 42.0% increase in our online business, which consists of our e-commerce and online marketplaces channels, as well as advertising sold on our e-commerce sites. Our e-commerce channel includes a network of e-commerce websites, supported by our call-center sales agents who generate cross-sell and up-sell opportunities. We also sell our products through our online marketplaces, which primarily consist of auction and other third-party websites. Our offline business which, consists of our Kool-Vue ™ and wholesale operations, increased 40.7%. Excluding the three additional days from last year, the net sales year over year increase would have been 47.1%.

E-commerce net sales increased $11.3 million or 36.8% to $42.0 million from $30.7 million for the thirteen weeks ended April 3, 2010 and April 4, 2009, respectively. The total number of placed orders in our e-commerce channel increased to 423,000 orders for the thirteen weeks ended April 3, 2010 from 316,000 orders for the thirteen weeks ended April 4, 2009 primarily due to an increase in visitors, a higher conversion rate and an increase in revenue capture, which is the amount of actual dollars retained after taking into consideration credit card declines, returns, and product fulfillment. Excluding the three additional days from the first quarter of last year, the e-commerce net sales year over year increase would have been $12.3 million or 41.3%.

Online marketplace net sales increased $3.8 million or 75.2% to $8.8 million for the thirteen weeks ended April 3, 2010 from $5.0 million for the thirteen weeks ended April 4, 2009. The increase was primarily due to higher traffic and more auctions listed. Excluding the three additional days from last year, the online marketplace net sales year over year increase would have been $4.0 million or 83.3%.

Our offline business, which consists of sales from our Kool-Vue TM and wholesale operations, increased 40.7% to $4.4 million for the thirteen weeks ended April 3, 2010 due to an increase in our customer base. Excluding the three additional days from the first quarter of last year, the offline net sales year over year increase would have been 45.3%.

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

Gross profit increased during the thirteen weeks ended April 3, 2010 due to increased sales across all sales channels. Gross margin decreased by 170 basis points to 35.2% primarily due to strategic pricing initiatives that started at the end of the first quarter in 2009 that lowered our gross margin percentage, yet resulted in higher gross profit dollars. In addition, an unfavorable freight mix to common carriage freight versus parcel freight, combined with higher fuel surcharges in the current quarter, also contributed to the decline in gross margin.

Marketing Expense

	Thirteen Weeks Ended April 3, 2010	Thirteen Weeks Ended April 4, 2009	$ Change	% Change
	(in thousands)
Marketing expense	$7,213	$5,335	$1,878	35.2%
Percent of net sales	12.8%	13.5%		(0.7)%

Marketing expense increased $1.9 million or 35.2% for the thirteen weeks ended April 3, 2010 compared to the thirteen weeks ended April 4, 2009. Marketing expense as a percentage of net sales decreased by 0.7% for the thirteen weeks ended April 3, 2010 from the thirteen weeks ended April 4, 2009 primarily due to more efficient advertising spend. Marketing expense as a percentage of sales, excluding advertising spend, remained flat with last year due to higher labor expense from increased call center staffing related to sales growth.

General and Administrative Expense

	Thirteen Weeks Ended April 3, 2010	Thirteen Weeks Ended April 4, 2009	$ Change	% Change
	(in thousands)
General and administrative expense	$5,737	$4,765	$972	20.4%
Percent of net sales	10.1%	12.0%		(1.9)%

General and administrative expenses increased $1.0 million or 20.4% for the thirteen weeks ended April 3, 2010, from the thirteen weeks ended April 4, 2009. General and administrative expense as a percentage of net sales decreased by 1.9% primarily due to fixed cost leverage from higher sales. This decrease was partially offset by an increase in legal costs to enforce our intellectual property rights and higher amortization from software deployments.

During the thirteen weeks ended April 3, 2010, we recognized $0.9 million of share-based compensation, net of capitalized internally developed software. Based on options outstanding as of April 3, 2010, we expect to recognize approximately $4.0 million in additional share-based compensation expense over a weighted average period of 2.5 years.

Fulfillment Expense

	Thirteen Weeks Ended April 3, 2010	Thirteen Weeks Ended April 4, 2009	$ Change	% Change
	(in thousands)
Fulfillment expense	$3,243	$2,652	$591	22.3%
Percent of net sales	5.7%	6.7%		(1.0)%

Fulfillment expense increased $0.6 million or 22.3% for the thirteen weeks ended April 3, 2010 from the thirteen weeks ended April 4, 2009. This increase was primarily due to an increase in personnel-related costs and facility expenses for our new distribution center on the East Coast that opened mid first quarter of 2009, and an increase in shipment volume related to higher sales. Fulfillment expense as a percentage of net sales decreased by 1.0% primarily due to fixed cost leverage from higher sales.

Technology Expense

	Thirteen Weeks Ended April 3, 2010	Thirteen Weeks Ended April 4, 2009	$ Change	% Change
	(in thousands)
Technology expense	$1,018	$928	$90	9.7%
Percent of net sales	1.8%	2.3%		(0.5)%

Technology expense increased $0.1 million or 9.7% for the thirteen weeks ended April 3, 2010 from the thirteen weeks ended April 4, 2009. Technology as a percentage of revenue decreased 0.5% primarily due to fixed cost leverage from higher sales.

Amortization of Intangibles

	Thirteen Weeks Ended April 3, 2010	Thirteen Weeks Ended April 4, 2009	$ Change	% Change
	(in thousands)
Amortization of intangibles	$121	$367	$(246)	(67.0)%
Percent of net sales	0.2%	0.9%		(0.7)%

Amortization of intangibles decreased by $0.2 million to $0.1 million for the thirteen weeks ended April 3, 2010. The decrease was primarily due to the full amortization of certain intangible assets. We estimate aggregate amortization expense for the remaining thirty nine weeks ending January 1, 2011 will be $369,000 and for the fiscal years ending 2011, 2012, 2013, 2014, and 2015 to be approximately $492,000, $492,000, $457,000, $273,000, and $3,000, respectively.

Interest Income, Net

	Thirteen Weeks Ended April 3, 2010	Thirteen Weeks Ended April 4, 2009	$ Change	% Change
	(in thousands)
Interest income, net	$22	$91	$(69)	(75.8)%
Percent of net sales	0.0%	0.2%		(0.2)%

The decrease in interest income, net during the thirteen weeks ended April 3, 2010 was primarily related to less interest income received in the current quarter due to lower interest rates compared to the thirteen weeks ended April 4, 2009.

Income Tax Provision

	Thirteen Weeks Ended April 3, 2010	Thirteen Weeks Ended April 4, 2009	$ Change	% Change
	(in thousands)
Income tax provision	$950	$1,363	$(413)	(30.3)%
Percent of net sales	1.7%	3.4%		(1.7)%

The effective tax rate for the thirteen weeks ended April 3, 2010 was 38.0%. For the thirteen weeks ended April 4, 2009, the effective tax rate for the Company was 199.3%. Our effective tax rate is higher than the U.S federal statutory rate primarily as a result of state income taxes and other non-deductible permanent differences. The higher income tax provision for 2009 was primarily due to the $1.1 million tax effect of stock option forfeitures and other non-deductible permanent differences.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations from cash generated from operations, credit facilities, bank and stockholder loans, an equity financing and capital lease financings.

Cash Flows

We had cash and cash equivalents of $25.0 million as of April 3, 2010, representing a $1.2 million decrease from $26.2 million of liquid assets as of January 2, 2010. The decrease in our cash and cash equivalents as of April 3, 2010 was primarily due to investments in property and equipment, purchases of marketable securities, and cash paid for intangible assets, which was offset in part from cash generated from operations in the current period.

Operating Activities

We generated $6.8 million of net cash from operating activities for the thirteen weeks ended April 3, 2010. The significant components of cash flows from operating activities were net income of $1.5 million, $2.1 million in non-cash depreciation and amortization expense; $0.9 million of non-cash share-based compensation expense; and an increase of $1.8 million in accounts payable and accrued expense.

Investing Activities

Cash used in investing activities for the thirteen weeks ended April 3, 2010 totaled $8.7 million, of which $3.5 million was related to purchases of property and equipment related to technology investments to improve our websites, operating systems, proprietary back-end platforms and our asset acquisitions. Additionally, $5.3 million in purchases of short-term investments were partially offset by $0.1 million of redemptions of our ARPS.

Financing Activities

Cash provided in financing activities for the thirteen weeks ended April 3, 2010 totaled $0.6 million, primarily due to proceeds from the exercise of stock options of $491,000.

Funding Requirements

We had working capital of $43.0 million as of April 3, 2010, which was primarily due to the cash generated from our initial public offering. The historical seasonality in our business during the fourth and first calendar quarters of each year cause cash and cash equivalents, inventory and accounts payable to be generally higher in these quarters, resulting in fluctuations in our working capital. We anticipate that funds generated from operations and cash on hand will be sufficient to meet our working capital needs and expected capital expenditures for at least the next twelve months. Our future capital requirements may, however, vary materially from those now planned or anticipated. Changes in our operating plans, lower than anticipated net sales, increased expenses, continued or worsened economic conditions, or other events, including those described in “Risk Factors,” may cause us to seek debt or equity financings in the future. Financings may not be available on acceptable terms, on a timely basis, or at all, and our failure to raise adequate capital when needed could negatively impact our growth plans and our financial condition and results of operations. In addition, our $4.2 million (fair value) of ARPS investments as of April 3, 2010 remain classified as long-term investments as a result of failed auctions and market liquidity issues. We may not have immediate access to those funds.

We are consolidating our offices in the Philippines into one office for operational efficiency in the first half of 2010, although we have an ongoing partial lease obligation through the third quarter of 2010. We expect to spend $1.5 million in capital improvements to build out the new facility. We will also continue our technology investments in an effort to improve our websites, operating systems, and proprietary backend platforms. However, the level of investment is expected to decline to $5.0 to $6.0 million annually.

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

Market Rate Risk. Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial commodity market prices and rates. We are exposed to market risk primarily in the area of changes in United States interest rates and conditions in the credit markets. We also have some exposure related to foreign currency fluctuations. We do not have other derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities.

Interest Rate Risk. Our investment securities generally consist of high-grade auction rate preferred securities. As of April 3, 2010, our long-term investments included $4.2 million (fair value) of investments in ARPS, which consist of high-grade (A or AAA rated) collateralized debt obligations issued by municipalities and state agencies. Our ARPS have an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of ARPS because the amount of securities submitted for sale has exceeded the amount of purchase orders for these securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.

On February 13, 2008, we were informed that there was insufficient demand at auctions for four of our high-grade ARPS, representing approximately $7.8 million. As a result, these affected securities are currently not liquid and the interest rates have been reset to the predetermined higher rates. For the period February 13, 2008 through April 3, 2010, we have received partial redemptions at par on all four ARPS totaling $3.5 million with a remaining principal balance on our ARPS of $4.2 million.

In the event we need to access the funds that are in an illiquid state, we will not be able to do so without the possible loss of principal until a future auction for these investments is successful or they are redeemed by the issuer. At this time, management has not obtained sufficient evidence to conclude that these investments are impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. If we are unable to sell these securities in the market or they are not redeemed, then we may be required to hold them indefinitely. We do not have a need to access these funds for operational purposes for the foreseeable future. We plan to continue to monitor and evaluate these investments on an ongoing basis for impairment. Based on our ability to access our cash and other short-term investments, our expected cash flows, and our other sources of cash, we do not anticipate that the potential illiquidity of these investments will affect our ability to execute our current business plan. However, due to the illiquidity in the market, we have recorded $72,000 of unrealized losses on our investment portfolio as of April 3, 2010.

Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. Dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. Dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. Dollar weakens year-over-year relative to currencies in our international locations, our consolidated net sales, gross profit, and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. Dollar strengthens year-over-year relative to currencies in our international locations, our consolidated net sales, gross profit and operating expenses will be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos, and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, we believe that a fluctuation of 10% in the Peso/U.S. Dollar exchange rate would have approximately a $0.3 million impact on our operating expenses for the thirteen week period ended April 3, 2010. Our Canadian website sales are denominated in Canadian Dollars; however, fluctuations in exchange rates from these operations are only expected to have a nominal impact on our operating results due to the relatively small number of sales generated in Canada. We also believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.

ITEM 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of the end of the period covered by this report.

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

The online market for aftermarket auto parts is less developed than the online market for many other business and consumer products, and currently represents only a small part of aftermarket auto parts sales. Our success will depend in part on our ability to attract new customers and to convert customers who have historically purchased auto parts through traditional retail and wholesale operations. Furthermore, we may have to incur significantly higher and more sustained advertising and marketing expenditures or may need to price our products more competitively than we currently anticipate in order to attract additional online consumers and convert them into purchasing customers. Specific factors that could prevent prospective customers from purchasing from us include:

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

As part of our growth strategy, we expect that we will selectively pursue acquisitions of businesses, technologies or services in order to expand our capabilities, enter new markets or increase our market share. Integrating any newly acquired businesses’ websites, technologies or services is likely to be expensive and time consuming. For example, our acquisition of Partsbin, resulted in significant costs, including a material impairment charge, a write-down of goodwill associated with the acquisition, and a number of challenges, including retaining employees of the acquired company, integrating our order processing and credit processing, integrating our product pricing strategy, and integrating the diverse technologies and differing e-commerce platforms and accounting systems used by each company. If we are unable to successfully complete the integration of acquisitions, we may not realize the anticipated synergies from such acquisition, and our business and results of operations could suffer. To finance any future acquisitions, it may also be necessary for us to raise additional capital through public or private financings or to obtain bank financing. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. Future acquisitions by us could also result in large and immediate write-offs, assumption of debt and unforeseen liabilities and significant adverse accounting charges, any of which could substantially harm our business, financial condition and results of operations.

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

We acquire substantially all of our products from manufacturers and distributors located in Taiwan, China and the United States. Our top ten suppliers represented approximately 59% of our total product purchases during the thirteen weeks ended April 3, 2010. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. In addition, our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. In addition, the increasing consolidation among auto parts suppliers may disrupt or end our relationship with some suppliers, result in product shortages and/or lead to less competition and, consequently, higher prices.

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

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on our distributors to manage inventory and distribute those products to our customers in a timely manner. For the thirteen weeks ended April 3, 2010, our product purchases from a single supplier represented 23% of our total product purchases. If we do not maintain our existing relationships with this supplier and our other distributors on acceptable commercial terms, we will need to obtain other suppliers and may not be able to continue to offer a broad selection of merchandise at competitive prices, and our sales may decrease.

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

Our third party delivery services have increased fuel surcharges from time to time, and such increases negatively impact our margins, as we are generally unable to pass all of these costs directly to consumers. Increasing prices in the component materials for the parts we sell may impact the availability, the quality and the price of our products, as suppliers search for alternatives to existing materials and as they increase the prices they charge. We cannot ensure that we can recover all of the increased costs through price increases, and our suppliers may not continue to provide the consistent quality of product as they may substitute lower cost materials to maintain pricing levels, either of which may have a negative impact on our business and results of operations.

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

Original equipment manufacturers have attempted to use claims of intellectual property infringement against manufacturers and distributors of aftermarket products to restrict or eliminate the sale of aftermarket products that are the subject of the claims. The OEMs have brought such claims in federal court and with the United States International Trade Commission. We have received in the past, and we anticipate we may in the future receive, communications alleging that certain products we sell infringe the patents, copyrights, trademarks and trade names or other intellectual property rights of OEMs or other third parties. For instance, after three and a half years of litigation and related costs and expenses, on April 16, 2009, we entered into a settlement agreement with Ford Motor Company and Ford Global Technologies, LLC that ended two legal actions that were initiated by Ford against us.

The United States Patent and Trademark Office records indicate that OEMs are seeking and obtaining more design patents then they have in the past. To the extent that the OEMs are successful with intellectual property infringement claims, we could be restricted or prohibited from selling certain aftermarket products, which could have a material adverse effect on our business. Infringement claims could also result in increased costs of doing business arising from increased legal expenses, adverse judgments or settlements or changes to our business practices required to settle such claims or satisfy any judgments. Litigation could result in interpretations of the law that require us to change our business practices or otherwise increase our costs and harm our business. We do not maintain insurance coverage to cover the types of claims that could be asserted. If a successful claim were brought against us, it could expose us to significant liability.

If we are unable to protect our intellectual property rights, our reputation and brand could be impaired and we could lose customers.

We regard our trademarks, trade secrets and similar intellectual property such as our proprietary back-end order processing and fulfillment code and process as important to our success. We rely on trademark and copyright law, and trade secret protection, and confidentiality and/or license agreements with employees, customers, partners and others to protect our proprietary rights. We cannot be certain that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, our proprietary rights may be infringed or misappropriated, and we could be required to incur significant expenses to preserve them. For instance, on June 25, 2009, we filed a lawsuit in United States District Court, Central District of California against PartsGeek LLC, its members and several of its employees, alleging, among other things, misappropriation of trade secrets, breach of contract and unfair competition. We are requesting both monetary and injunctive relief. The outcome of such litigation is uncertain, and the cost of prosecuting the litigation may have an adverse impact on our earnings. We have common law trademarks, as well as pending federal trademark registrations for several marks and two registered marks. Even if we obtain approval of such pending registrations, the resulting registrations may not adequately cover our intellectual property or protect us against infringement by others. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services may be made available online. We also currently own or control a number of Internet domain names, including www.usautoparts.net, www.autopartswarehouse.com, and www.partstrain.com, and have invested time and money in the purchase of domain names and other intellectual property, which may be impaired if we cannot protect such intellectual property. We may be unable to protect these domain names or acquire or maintain relevant domain names in the United States and in other countries. If we are not able to protect our trademarks, domain names or other intellectual property, we may experience difficulties in achieving and maintaining brand recognition and customer loyalty.

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

We have experienced brief computer system interruptions in the past, and we believe they will continue to occur from time to time in the future. Our systems and operations are also vulnerable to damage or interruption from a number of sources, including a natural disaster or other catastrophic event such as an earthquake, typhoon, volcanic eruption, fire, flood, terrorist attack, computer viruses, power loss, telecommunications failure, physical and electronic break-ins and other similar events. For example, our headquarters and the majority of our infrastructure, including some of our servers, are located in Southern California, a seismically active region. We also maintain offshore and outsourced operations in the Philippines, an area that has recently been subjected to multiple typhoons and a volcanic eruption. In addition, California has in the past experienced power outages as a result of limited electrical power supplies and recent fires in the southern part of the state. Such outages, natural disasters and similar events may recur in the future and could disrupt the operation of our business. Our technology infrastructure is also vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. Although the critical portions of our systems are redundant and backup copies are maintained offsite, not all of our systems and data are fully redundant. We do not presently have a formal disaster recovery plan in effect and may not have sufficient insurance for losses that may occur from natural disasters or catastrophic events. Any substantial disruption of our technology infrastructure could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders or operate our websites in a timely manner, or at all.

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

As of April 3, 2010, our executive officers and directors and entities that are affiliated with them beneficially owned in the aggregate approximately 45% of our outstanding shares of common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval including the election of our entire Board of Directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.

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

•	stockholder action by written consent is prohibited except with regards to an action that has been approved by the Board;

•	special meetings of the stockholders are permitted to be called only by the chairman of our Board of Directors, our chief executive officer or by a majority of our Board of Directors;

•	stockholders are not permitted to cumulate their votes for the election of directors; and

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

Vehicle miles driven have fluctuated and may decrease, resulting in a decline of our revenues and negatively affecting our results of operations.

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

Our investment securities consist of high-grade auction rate preferred securities (“ARPS”). As of April 3, 2010, our long-term marketable securities were comprised of $4.225 million (par value) of high-grade (AAA rated) ARPS issued primarily by closed end funds that primarily hold debt obligations from municipalities. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of ARPS. In response to the credit situation, in February 2008, we instructed our investment advisor to liquidate all our investments in close end funds and move these funds into money market investments but there was insufficient demand at auction for our remaining four high-grade ARPS, representing approximately $7.8 million at that time. As a result, these affected securities currently are not liquid, and have been reclassified as long-term investments. For the period February 13, 2008 through April 3, 2010, an additional $3.5 million of our investments in ARPS were redeemed but we do not know when we will have access to the capital in these remaining investments. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal or until a future auction on these investments is successful, the securities are redeemed by the issuer or a secondary market emerges. If we cannot readily access these funds, we may be required to borrow funds or issue additional debt or equity securities to meet our capital requirements. As of April 3, 2010, management concluded that these remaining investments were impaired and has recorded an impairment charge to other comprehensive income totaling $0.1 million. Management is not sure that these investments will not be settled in the short term, although the market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an additional impairment charge.

We may be subject to liability for sales and other taxes and penalties, which could have an adverse effect on our business.

We currently collect sales or other similar taxes only on the shipment of goods to the states of California, New Jersey, Kansas, Tennessee and Virginia. The U.S. Supreme Court has ruled that vendors whose only connection with customers in a state is by common carrier or the U.S. mail are free from state-imposed duties to collect sales and use taxes in that state. However, states could seek to impose additional income tax obligations or sales tax collection obligations on out-of-state companies such as ours, which engage in or facilitate online commerce, based on their interpretation of existing laws, including the Supreme Court ruling, or specific facts relating to us. If sales tax obligations are successfully imposed upon us by a state or other jurisdiction, we could be exposed to substantial tax liabilities for past sales and penalties and fines for failure to collect sales taxes. We could also suffer decreased sales in that state or jurisdiction as the effective cost of purchasing goods from us increases for those residing in that state or jurisdiction.

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

For example, in 2008, New York enacted a measure that requires many online retailers to begin collecting sales taxes on purchases shipped to the state, even if they have no operations or employees working there.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Removed and Reserved

None.

ITEM 5.	Other Information

The Company has been advised that Robert J. Majteles, Chairman of the Board of the Company, cancelled his written sales plan that had been established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 (the “Plan”). Mr. Majteles did not have material non-public information at the time he cancelled the Plan, and no trading occurred subject to the Plan prior to cancellation.

ITEM 6.	Exhibits

The following exhibits are filed herewith.

Exhibit No.	Description
10.39+	Employment Agreement dated March 29, 2010 between the Company and Shane Evangelist

10.44+	Employment Agreement dated March 29, 2010, between the Company and Aaron Coleman

10.53+	Employment Agreement dated March 29, 2010 between the Company and Theodore Sanders

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2010	U.S. AUTO PARTS NETWORK, INC.
(Registrant)

	By	/s/ SHANE EVANGELIST
Shane Evangelist
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ THEODORE R. SANDERS
Theodore R. Sanders
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.39+	Employment Agreement dated March 29, 2010 between the Company and Shane Evangelist

10.44+	Employment Agreement dated March 29, 2010, between the Company and Aaron Coleman

10.53+	Employment Agreement dated March 29, 2010 between the Company and Theodore Sanders

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates a management contract or compensatory plan or arrangement