Form 10-Q
period 2010-07-03
U.S. Auto Parts Network, Inc.
filed 2010-08-17
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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

As of August 16, 2010, the registrant had 30,357,478 shares of common stock, $0.001 par value, outstanding.

U.S. AUTO PARTS NETWORK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 3, 2010

		Page
PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)
	Unaudited Condensed Consolidated Balance Sheets at July 3, 2010 and January 2, 2010	4
	Unaudited Condensed Consolidated Statements of Operations for the Thirteen and Twenty-Six Weeks Ended July 3, 2010 and the Thirteen and Twenty-Six Weeks Ended July 4, 2009	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 3, 2010 and the Twenty-Six Weeks Ended July 4, 2009	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	22
ITEM 4T.	Controls and Procedures	23

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	24
ITEM 1A.	Risk Factors	24
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
ITEM 3.	Defaults upon Senior Securities	34
ITEM 4.	(Removed and Reserved)	34
ITEM 5.	Other Information	35
ITEM 6.	Exhibits	35

Unless the context requires otherwise, as used in this report, the terms “U.S. Auto Parts,” the “Company,” “we,” “us” and “our” refer to U.S. Auto Parts Network, Inc. and its subsidiaries.

U.S. Auto Parts ®, U.S. Auto Parts Network™, PartsTrain ®, Partsbin™, Kool-Vue™, Auto-Vend™, and JC Whitney® amongst others, are our United States trademarks. All other trademarks and trade names appearing in this report are the property of their respective owners.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

U.S. AUTO PARTS NETWORK, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts and par value)

	July 3, 2010	January 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$15,197	$26,251
Short-term investments	24,983	11,071
Accounts receivable, net	2,581	3,383
Inventory	26,536	18,610
Deferred income taxes	1,513	1,513
Other current assets	4,013	3,148

Total current assets	74,823	63,976
Property and equipment, net	14,920	12,405
Intangible assets, net	3,870	3,114
Goodwill	9,772	9,772
Deferred income taxes	10,065	10,985
Investments	4,165	4,264
Other non-current assets	435	98

Total assets	$118,050	$104,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,173	$11,371
Accrued expenses	9,623	8,038
Other current liabilities	3,736	2,518

Total current liabilities	30,532	21,927
Other non-current liabilities	317	—

Total liabilities	30,849	21,927
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at July 3, 2010 and January 2, 2010; 30,336,020 and 29,893,631 shares issued and outstanding at July 3, 2010 and January 2, 2010, respectively	30	30
Additional paid-in capital	152,510	150,084
Accumulated other comprehensive income	163	84
Accumulated deficit	(65,502)	(67,511)

Total stockholders’ equity	87,201	82,687

Total liabilities and stockholders’ equity	$118,050	$104,614

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Thirteen Weeks Ended July 3, 2010	Thirteen Weeks Ended July 4, 2009	Twenty-Six Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 4, 2009
Net sales	$53,188	$43,805	$109,479	$83,469
Cost of sales	34,791	27,937	71,275	52,961

Gross profit	18,397	15,868	38,204	30,508
Operating expenses:
Marketing (1)	7,138	5,680	14,351	11,015
General and administrative (1)	6,395	4,811	12,132	9,576
Fulfillment (1)	2,924	2,809	6,167	5,461
Technology (1)	1,158	1,343	2,176	2,271
Amortization of intangibles	124	153	245	520

Total operating expenses	17,739	14,796	35,071	28,843

Income from operations	658	1,072	3,133	1,665
Other income (expense):
Other expense	(5)	(23)	(4)	(23)
Interest income, net	34	49	55	140

Total other income, net	29	26	51	117

Income before income taxes	687	1,098	3,184	1,782
Income tax provision	225	469	1,175	1,832

Net income (loss)	$462	$629	$2,009	$(50)

Basic net income (loss) per share	$0.02	$0.02	$0.07	$(0.00)

Diluted net income (loss) per share	$0.01	$0.02	$0.06	$(0.00)

Shares used in computation of basic net income (loss) per share	30,314,478	29,846,757	30,158,797	29,846,757
Shares used in computation of diluted net income (loss) per share	31,994,447	30,395,189	31,723,316	29,846,757

(1)	Includes share-based compensation expense as follows :

	Thirteen Weeks Ended July 3, 2010	Thirteen Weeks Ended July 4, 2009	Twenty-Six Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 4, 2009
Marketing	$72	$110	$192	$216
General and administrative	452	495	1,000	1,317
Fulfillment	64	57	189	104
Technology	24	158	91	210

Total share-based compensation expense	$612	$820	$1,472	$1,847

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twenty-Six Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 4, 2009
Operating activities
Net income (loss)	$2,009	$(50)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,934	2,153
Amortization of intangibles	245	520
Share-based compensation expense	1,472	1,847
Excess tax benefits from share-based payment arrangements	(237)	—
Deferred taxes	790	1,731
Changes in operating assets and liabilities:
Accounts receivable, net	802	(511)
Inventory	(7,926)	(1,274)
Other current assets	(865)	(1,044)
Other non-current assets	(81)	—
Accounts payable and accrued expenses	7,639	3,267
Other current liabilities	1,218	925

Other non-current liabilities	317	—

Net cash provided by operating activities	9,317	7,564

Investing activities
Additions to property and equipment	(6,293)	(3,862)
Proceeds from sale of investments	4,236	475
Purchases of investments	(17,984)	(4,096)
Purchases of company-owned life insurance	(250)	—
Purchases of intangible assets	(1,001)	—

Net cash used in investing activities	(21,292)	(7,483)

Financing activities
Payments on short-term financing	—	(39)
Proceeds from exercise of stock options	658	—
Excess tax benefits from share-based payment arrangements	237	—

Net cash provided by (used in) financing activities	895	(39)

Effect of changes in foreign currencies	26	82

Net (decrease) increase in cash and cash equivalents	(11,054)	124
Cash and cash equivalents at beginning of period	26,251	32,473

Cash and cash equivalents at end of period	$15,197	$32,597

Supplemental disclosure of non-cash investing activities:

Accrued asset purchases	$571	$75

Cash paid during the period for income taxes	$87	$—

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of U.S. Auto Parts Network Inc. (“USAP” and collectively with its subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of July 3, 2010 and January 2, 2010, and the consolidated results of operations for the thirteen and twenty-six weeks ended July 3, 2010 and July 4, 2009, and cash flows for the twenty-six weeks ended July 3, 2010 and July 4, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company’s results of operations for the thirteen and twenty-six weeks ended July 3, 2010 are not necessarily indicative of those to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 2, 2010 (“fiscal 2009”), which was filed with the SEC on March 15, 2010.

Change in Fiscal Year

The Company’s fiscal year is based on a 52/53 week fiscal year ending on the first Saturday following December 31. The change in the Company’s reporting year from a calendar year to a 52/53 week fiscal year was disclosed and effective as of January 1, 2009; therefore, there was no transition period in connection with this change in the Company’s fiscal year end.

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

Revenue Recognition

From the Company’s inception of business through the first quarter of the fiscal year ending January 1, 2011 (“fiscal 2010”), the Company recognized revenue from product sales when the following four revenue recognition criteria were met: persuasive evidence of an arrangement exists, delivery has occurred (to the common carrier), the selling price is fixed or determinable, and collectability is reasonably assured. These criteria followed the Company’s general policy to recognize revenue according to its shipping terms, which were F.O.B. shipping point. Under this policy, title and risk of loss were transferred to the customer upon delivery to the common carrier, at which time, revenue was recognized.

Although the Company had no legal obligation to compensate the customer, the Company generally replaced the product or reimbursed the customer for goods that were lost or damaged in transit and filed a claim to the common carrier for reimbursement for such loss. The Company executed a new pricing agreement with its primary carrier which offered a lower price per delivery and eliminated the Company’s option to file reimbursement claims for product lost or damaged in transit. As a result of this agreement, the Company determined that the risk of loss or damage during transit would be retained by the Company. Therefore, to be in conformity with the new freight contract terms, the Company determined that revenue from product sales should be recognized at the delivery date, not the ship date.

This change in the second quarter of fiscal 2010 resulted in a deferral of $2.0 million of sales revenue and a decrease in cost of goods sold of $1.5 million, which reduced gross margin profit by $0.5 million. Prospectively, the Company will recognize revenue upon delivery to the customer.

Revenue from sales of advertising is recorded when performance requirements of the related advertising program agreement are met. For the twenty-six weeks ended July 3, 2010, the advertising revenue represented 1% of our total revenue.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Investments

As of July 3, 2010, the Company held the following securities and investments, recorded at fair value (in thousands).

		Unamortized / Unrealized
	Amortized Cost	Gains	Losses	Fair Value / Carrying Value
Auction rate preferred securities in municipal and state agencies	$4,225	$—	$(60)	$4,165
Certificates of deposit, bonds, and mutual funds	24,963	20	—	24,983

Total	$29,188	$20	$(60)	$29,148

Fair Value Measurements

In April 2009, the Financial Accounting Standards Board (“FASB”) released ASC 820, Fair Value Measurements and Disclosures, that defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. This guideline was to be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB delayed the effective date to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As of January 1, 2009, the Company has adopted the provisions of ASC 820 for all non-financial assets and non-financial liabilities.

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

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Assets Valued on a Recurring Basis

As of July 3, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s financial instruments, including investments associated with the auction rate preferred securities (“ARPS”). The Company measures the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at July 3, 2010 and January 2, 2010 (in thousands):

	As of July 3, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Short-term investment (1)	$24,983	$24,983	$—	$—
Non-current investments available-for-sale (2)	4,165	—	—	4,165

	$29,148	$24,983	$—	$4,165

	As of January 2, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Short-term investment (1)	$6,965	$6,965	$—	$—
Non-current investments available-for-sale (2)	4,264	—	—	4,264

	$11,229	$6,965	$—	$4,264

(1)

Short-term investments consist of municipal bonds, corporate bonds, certificates of deposit, and mutual funds. Short-term investments are classified as investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.

(2)

As of July 3, 2010, the Company had invested $4.2 million (par value) in ARPS, which are classified as available-for-sale securities and reflected at $4.2 million (fair value), which includes an unrealized loss of $0.1 million. The Company has included its investments related to ARPS in the Level 3 category.

Before utilizing Level 3 inputs in our fair value measurement, the Company considered significant Level 2 observable inputs of similar assets in active and inactive markets. The Company’s broker dealer received estimated market values from an independent pricing service as of the balance sheet date and the anticipated future market for such investments. Further evidence includes the fact that these investments consist solely of collateralized debt obligations supported by municipal and state agencies; do not include mortgage-backed securities or student loans; have redemption features that call for redemption at 100% of par value; and have a current credit rating of A or AAA. However, the fact that there is not an active market to liquidate these investments was considered in classifying them as Level 3. Due to the uncertainty with regard to the short-term liquidity of these securities, the Company determined that it could not rely on par value to represent fair value. Therefore, the Company estimated the fair values of these securities utilizing a discounted cash flow valuation model as of July 3, 2010. This analysis considered the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation the security will have a successful auction or market liquidity. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

As a result of the temporary declines in fair value for the Company’s ARPS, which the Company generally attributes to liquidity issues rather than credit issues, the Company recorded an unrealized loss of $0.1 million to accumulated other comprehensive income as of July 3, 2010. Due to the Company’s belief that the market for these collateralized instruments may take in excess of twelve months to fully recover, the Company has classified these investments as noncurrent and has included them in investments on the Unaudited Condensed Consolidated Balance Sheet at July 3, 2010. As of July 3, 2010, the Company continues to earn interest on all of its ARPS instruments. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If the Company determined that any decrease in the value of the instruments was other-than-temporary, it would record a charge to earnings as appropriate. The Company is not certain how long it may be required to hold each security. However, given the Company’s current cash position, liquid cash equivalents and expected cash provided by operations, it believes it has the ability to hold, and intends to continue to hold the ARPS as long-term investments until the market stabilizes.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at July 3, 2010 and January 2, 2010 (in thousands):

Long-Term Investments
Balance as of January 2, 2010	$4,264
Redemption	(125)
Recovery of previous write-downs to other comprehensive income	26

Balance as of July 3, 2010	$4,165

Long-Term Investments
Balance as of December 31, 2008	$6,351
Redemption	(2,150)
Recovery of previous write-downs to other comprehensive income	63

Balance as of January 2, 2010	$4,264

Note 3—Inventory

Inventories consist entirely of finished goods and are stated at the lower of cost or market value, determined using the first in, first out (“FIFO”) method. The Company purchases inventory from suppliers both domestically and internationally, and routinely enters into supply agreements with U.S. based suppliers and its primary drop-ship vendors. The Company believes that its inventoried products are generally available from more than one supplier and seeks to maintain multiple sources for its products, both internationally and domestically.

Note 4—Intangibles

Intangibles subject to amortization are expensed on a straight-line basis. Amortization expense relating to intangibles totaled $0.1 million and $0.2 million for the thirteen weeks ended July 3, 2010 and July 4, 2009, respectively. Additionally, amortization expense relating to intangibles totaled $0.2 million and $0.5 million for the twenty-six weeks ended July 3, 2010 and July 4, 2009, respectively. Assembled workforce, which is included in intangible assets, decreased by $0.01 million as of July 3, 2010 due to foreign currency fluctuations.

Intangibles, excluding goodwill, consisted of the following at July 3, 2010 and January 2, 2010 (in thousands):

	Useful Life	July 3, 2010			January 2, 2010
		Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Intangible assets subject to amortization:
Websites	5 years	$2,035	$(391)	$1,644	$1,191	$(190)	$1,001
Software	2 - 5 years	1,040	(1,040)	—	1,040	(1,040)	—
Assembled workforce	7 years	453	(129)	324	455	(87)	368
Purchased domain names	3 years	175	(175)	—	175	(175)	—

Sub-Total		3,703	(1,735)	1,968	2,861	(1,492)	1,369
Intangible assets not subject to amortization:
Domain names	Indefinite life	1,902	—	1,902	1,745	—	1,745

Total		$5,605	$(1,735)	$3,870	$4,606	$(1,492)	$3,114

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Contingencies

On June 25, 2009, the Company filed a lawsuit in the United States District Court for the Central District of California (“Court”) against Parts Geek LLC, and certain of its members and employees for misappropriation of trade secrets, breach of contract and unfair competition and requesting monetary damages and injunctive relief, and Parts Geek filed an answer on August 12, 2009. On January 27, 2010, the complaint was amended to include claims for copyright infringement and to add an additional party, Lucas Thomason. Parts Geek filed an answer and counterclaims to the amended complaint on February 22, 2010. Each party filed a motion for summary judgment requesting that the Court rule on all claims made in this matter without sending the matter to a jury. On June 7, 2010, the Court ruled on all claims in the matter, denying the Company’s claims against Parts Geek and Lucas Thomason and denying Parts Geek’s claims against the Company. The judge additionally denied Parts Geek’s counterclaims against the Company. Parts Geek and Lucas Thomason petitioned the Court to order the Company to pay their legal fees and costs, the Court ordered the Company to do so and on August 11, 2010 all parties stipulated that approximately $1.1 million of legal fees and costs would be owed to Parts Geek and Lucas Thomason should the Company lose its appeal or win its appeal and lose in trial. The Company is not required to pay the fees and costs at this time as there is no final resolution to the matter; a bond will be posted to guarantee payment, at a minimal cost to the Company.

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

The Company has responded to an inquiry by the California Air Resources Board (“CARB”) into sales of non-California compliant catalytic converters in the state of California via our stock-ship and drop-ship network. On March 4, 2010, and again on June 16, 2010, the Company met with CARB to discuss alleged sales of catalytic converters into California by the Company and third-party suppliers that are not compliant with California regulations. CARB informed the Company that penalties shall be assessed with regard to any non-compliant sales; discussions are ongoing, and due to a number of variables, any penalties are not estimable at this time. This will impact sale of products for emissions systems to those states and may adversely impact our sales and operating results. The Company is unable to assess the amount of the final monetary cost in this regard, other than legal fees that have been and may continue to be incurred in preparing responses and defending the Company in the inquiry and that there will be an associated cost for penalties in this matter.

The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the potential loss, if any, of such matters cannot be reasonably estimated. However, the Company believes that, except for the matters described above, the final disposition of such matters will not have a material adverse effect on the financial position, results of operations, or cash flow of the Company. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations.

Note 6—Comprehensive Income

The Company reports comprehensive income (loss) in accordance with ASC 220, Comprehensive Income, which defines comprehensive income (loss) as net income (loss) affected by non-stockholder changes in equity. Comprehensive income (loss) for the thirteen and twenty-six weeks ended July 3, 2010 and the thirteen and twenty-six weeks ended July 4, 2009 is as follows (in thousands):

	Thirteen Weeks Ended July 3, 2010	Thirteen Weeks Ended July 4, 2009	Twenty-Six Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 4, 2009
Net Income (loss)	$462	$629	$2,009	$(50)
Foreign currency translation adjustments	(75)	61	13	60
Unrealized gain in investments	75	—	66	—

Comprehensive income	$462	$690	$2,088	$10

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Reserve for Sales Returns and Allowances

Sales returns are recorded in the period in which the related sale is recognized. Credits are issued to customers for returned products which totaled $11.5 million for the twenty-six weeks ended July 3, 2010. The Company’s sales returns and allowances reserve totaled $0.7 million and $1.0 million at July 3, 2010 and January 2, 2010, respectively.

Note 8—Income Taxes

For the thirteen weeks ended July 3, 2010 and July 4, 2009, the effective tax rate for the Company was 32.8% and 42.7%, respectively. Additionally, for the twenty-six weeks ended July 3, 2010 and July 4, 2009, the effective tax rate for the Company was 36.9% and 102.8%, respectively. The Company’s effective tax rate differed from the U.S. federal statutory rate primarily as a result of state income taxes and other non-deductible permanent differences. The income tax provision for the thirteen weeks ended July 4, 2009 was higher, primarily due to additional foreign and state taxes resulting from less favorable rates and a lower percentage of foreign earnings in the quarter. The income tax provision for the twenty-six weeks ended July 4, 2009 was higher, primarily due to a $1.1 million tax effect of stock option forfeitures and other non-deductible permanent differences.

As of July 3, 2010, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense.

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The Company’s foreign and state income tax returns are open to audit under the statute of limitations for the tax years 2005 through 2009. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Note 9—Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period and potentially dilutive common stock equivalents outstanding for the period. Periods of net loss require the diluted computation to be the same as the basic computation. For the thirteen weeks ended July 3, 2010 and July 4, 2009, options to purchase 1,417,610 and 4,344,734 shares, respectively, of potentially anti-dilutive common stock equivalents were outstanding. For the twenty-six weeks ended July 3, 2010 and July 4, 2009, options to purchase 1,373,399 and 4,577,731 shares, respectively, of potentially anti-dilutive common stock equivalents were outstanding.

Net income (loss) per share has been computed in accordance with ASC 260, Earnings Per Share. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Thirteen Weeks Ended July 3, 2010	Thirteen Weeks Ended July 4, 2009	Twenty-Six Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 4, 2009
	(in thousands, except share and per share data)
Net Income (Loss) Per Share
Numerator:
Net income (loss)	$462	$629	$2,009	$(50)
Denominator:
Weighted-average common shares outstanding (basic)	30,314,478	29,846,757	30,158,797	29,846,757
Common equivalent shares	—	—	—	—
Common equivalent shares from common stock options and warrants	1,679,969	548,432	1,564,519	—

Weighted-average common shares outstanding (diluted)	31,994,447	30,395,189	31,723,316	29,846,757

Basic net income (loss) per share	$0.02	$0.02	$0.07	$(0.00)
Diluted net income (loss) per share	$0.01	$0.02	$0.06	$(0.00)

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC 718, Stock Compensation, which was adopted on January 1, 2006. No stock options were granted prior to January 1, 2006. All stock options issued to employees are recognized as share-based compensation expense in the financial statements based on their respective grant date fair values, and are recognized within the statement of operations as general and administrative, marketing, fulfillment or technology expense, based on employee departmental classifications.

Under these guidelines, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. The Company currently uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based payment awards utilizing the Black-Scholes is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. As of July 3, 2010, the Company did not have an adequate history of market prices of its common stock as the Company only recently became a public company, and as such, the Company estimates volatility using historical volatilities of similar public entities. The expected life of the awards is based on a simplified method which defines the life as the average of the contractual term of the options and the weighted average vesting period for all open tranches. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of awards. The dividend yield assumption is based on the Company’s expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees and non-employee directors in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services.

Under the 2007 Omnibus Incentive Plan, the Company granted stock options to purchase 120,000 shares of common stock during the thirteen weeks ended July 3, 2010 at a weighted-average grant date fair value of $8.32 per share. The Company granted stock options to purchase 290,000 shares of common stock during the twenty-six weeks ended July 3, 2010 at a weighted-average grant date fair value of $6.89 per share. The Company had $3.1 million of unrecognized share-based compensation expense related to stock options outstanding as of July 3, 2010, which expense is expected to be recognized over a weighted-average period of 2.31 years. During the thirteen weeks ended July 3, 2010, options to purchase 67,158 shares were exercised under this plan and the total intrinsic value of such exercised options was $0.2 million. During the twenty-six weeks ended July 3, 2010, options to purchase 229,746 shares were exercised and the total intrinsic value of the exercised options was $0.6 million. The intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value price of the Company’s common stock for options that were in-the-money as of July 3, 2010.

Under the 2007 New Employee Incentive Plan, there were no new options granted during the twenty-six weeks ended July 3, 2010. The Company had $0.5 million of unrecognized share-based compensation expense related to stock options outstanding as of July 3, 2010, which expense is expected to be recognized over a weighted-average period of 1.97 years. During the twenty-six weeks ended July 3, 2010, there were no options exercised under this plan.

Under the 2006 Equity Incentive Plan, there were no new options granted during the twenty-six weeks ended July 3, 2010. The Company had $0.1 million of unrecognized share-based compensation expense related to stock options outstanding as of July 3, 2010, which expense is expected to be recognized over a weighted-average period of 0.41 years. During the twenty-six weeks ended July 3, 2010, there were no options exercised under this plan.

On May 5, 2009, the Company issued warrants to purchase up to 30,000 shares of common stock, which warrants terminate seven years after their grant date. The warrants were issued in connection with the financial advisory services provided by a consultant to the Company. The warrants vest in thirty-six equal monthly increments of 833 shares each on the last calendar day of each calendar month commencing May 5, 2009. On April 27, 2010, the Company issued additional warrants to purchase up to 20,000 shares of common stock to the same holder in connection with the financial advisory services provided to the Company. The grant date fair value of the additional warrants issued on April 27, 2010 was $2.12 per share. The Company determined the fair value of the warrants at the date of grant using the Black-Scholes option pricing model based on the estimated fair value of the underlying common stock. The weighted-average grant date fair value of the outstanding warrants as of July 3, 2010 was $3.48 per share.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Deferred Compensation Plan

In January 2010, the Company adopted the U.S. Auto Parts Network, Inc. Management Deferred Compensation Plan (the “Deferred Compensation Plan”), for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 90% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is funded by the Company through the purchase of Company-owned life insurance policies with the Company (employer) as the owner and beneficiary, in order to preserve the tax-deferred savings advantages of a non-qualified plan. The plan assets are the cash surrender value of the Company-owned life insurance policies and not associated with the deferred compensation liability. The deferred compensation liability (consisting of employer contributions, employee deferrals and associated earnings) is general unsecured obligations of USAP. The Company may at its discretion contribute certain amounts to eligible employee accounts. In January 2010, the Company began to contribute 50% of the first 2% of participants’ eligible contributions into their Deferred Compensation Plan accounts. As of July 3, 2010, the assets and associated liabilities of the Deferred Compensation Plan were $0.2 million and $0.2 million, respectively, and are included in other non-current assets and non-current liabilities, respectively, in our consolidated balance sheets. The associated liabilities mainly include the employee contributions of $0.1 million and the employer contributions of $0.02 million made as of July 3, 2010. Included in other expense, the Company recorded a loss of $0.03 million for the change in the cash surrender value of the Company-owned life insurance policies during the quarter ended July 3, 2010.

Note 12—Subsequent Events

As the Company disclosed on a Current Report on Form 8-K filed with the SEC on August 4, 2010, on August 2, 2010, Go Fido, Inc. (the “Acquisition Sub”), a wholly-owned subsidiary of USAP, entered into a Stock Purchase Agreement (the “SPA”) with Automotive Specialty Accessories and Parts, Inc. (“WAG”), 2000 Riverside Capital Appreciation Fund, L.P. (“Riverside”) on its own behalf as a stockholder of WAG and as the stockholder representative of all other stockholders of WAG, and the other stockholders of WAG. Upon the terms and subject to the conditions set forth in the SPA and upon closing of the transactions contemplated by the SPA, the Acquisition Sub purchased all of the outstanding capital stock of WAG, and WAG became a wholly-owned subsidiary of the Acquisition Sub (the “Acquisition”).

At closing of the Acquisition on August 12, 2010, the base purchase price paid by USAP was $27.5 million. The purchase price was paid in cash. Approximately $22.9 million of the purchase price will be used in part to repay certain indebtedness owed by WAG to various creditors, to pay WAG’s selling expenses and bonuses payable to certain of WAG’s employees and management in connection with the closing of the SPA. $1.8 million of the purchase price shall be used to fund a reserve to be used by Riverside in its capacity as stockholder representative primarily to fund adjustments under the working capital adjustment provision of the SPA; which working capital adjustment and a cash adjustment shall be made 30 days after closing. The remainder of the purchase price will be paid to the holders of WAG’s preferred stock, except that all WAG common stock and options and warrants to purchase WAG stock were purchased (in the case of the common stock) or cancelled (in the case of the options and warrants) in connection with the closing of the Acquisition in exchange for consideration of $1 per holder. USAP guaranteed all of the Acquisition Sub’s obligations under the SPA pursuant to a separate guarantee delivered to WAG in connection with the execution of the SPA (the “Guarantee”), which provides, among other things, that WAG can pursue USAP directly for any breach of the SPA by Acquisition Sub. In addition, the Acquisition Sub, in connection with the closing of the SPA, assumed approximately $11 million of certain of WAG’s other existing obligations, largely consisting of trade payables.

On August 13, 2010, the Company entered into a credit facility (“Credit Facility”) with Silicon Valley Bank. The credit facility is comprised of a term loan in the amount of $25 million and a revolving line of credit in the amount of $10 million. The term loan shall be repaid in fully amortizing quarterly installments of principal and interest, with the final installment due on June 30, 2014. Interest on the revolver shall be paid no less than quarterly, with any outstanding principal due on June 30, 2014. The credit facility includes financial covenants such as Maximum Funded Debt to Consolidated EBITDA, Liquidity, and Consolidated Fixed Charge Coverage Ratio, as well as certain operating covenants that restrict extraordinary actions of the Company. The term loan was fully funded; there were no monies drawn on the revolving line of credit at the time the Credit Facility was consummated.

USAP will account for this acquisition in accordance with ASC 805, Business Combinations, which provides guidance on the accounting and reporting for transactions that represent business combinations to be accounted for under the acquisition method.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended January 2, 2010 and subsequent reports on Forms 10-Q and 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth below, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, results of operations and financial condition in the future. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

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

International Operations. In April 2007, we entered into a purchase agreement to bring in-house certain sales and customer service employees based in the Philippines who were providing support to us through our outsourced call center provider, Access Worldwide. As of the closing of this transaction, approximately 171 of the Access Worldwide employees had agreed to transition over to direct employment by our Philippines subsidiary. The purchase price for the right to acquire this assembled workforce was approximately $1.7 million. We had 858 employees in our Philippines operations as of July 3, 2010. In addition to our Philippines operations, we own a Canadian subsidiary to facilitate sales of our products in Canada which currently has no employees. We believe that the cost advantages of our offshore operations provide us with the ability to grow our business in a cost-effective manner, and we expect to continue to add headcount and infrastructure to our offshore operations.

Acquisitions. From time to time, we may acquire certain businesses, websites, domain names or other assets. In May 2006, we completed the acquisition of All OEM Parts, Inc., The Partsbin.com, Inc., and their affiliated companies (Partsbin), which expanded our product offering and enhanced our ability to reach more customers. The Partsbin acquisition significantly increased our net sales and added a complementary, proprietary drop-ship order fulfillment method, and operations in Canada. In the third quarter of 2009, we completed the acquisition of the assets of a small website and the related domain names which further expanded and enhanced our product offering and our ability to reach more customers. In the first quarter of 2010, we completed two additional website and domain name asset acquisitions, which will increase our net sales and internet traffic. We may pursue additional acquisition opportunities in the future to increase our share of the aftermarket auto parts market or expand our product offerings. As we disclosed in “Note 12- Subsequent Events” Go Fido, Inc., a wholly-owned subsidiary of USAP, completed the purchase of all of the outstanding capital stock of Automotive Specialty Accessories and Parts, the owner of WAG and WAG is now a wholly-owned subsidiary of Go Fido, Inc.

Executive Summary

We achieved a double digit sales growth in the quarter ended July 3, 2010, delivering record net sales of $53.2 million, an increase of 21.5% from $43.8 million in the quarter ended July 4, 2009. The Company’s sales began accelerating in June 2009 with year over year internet sales for June 2010 rising 18% in addition to June 2009’s 19% growth. The Company completed the second quarter of fiscal 2010 with quarterly adjusted EBITDA (Earnings before Interest, Taxes, Depreciation, and Amortization and by adding current year’s stock compensation expense to EBITDA for the year) of $3.3 million compared to $3.2 million for the second quarter of fiscal 2009 due to the strong sales growth in 2010. In evaluating financial condition and operating performance, the Company also focuses on the following key metrics:

Unique Visitors: A unique visitor to a particular website represents a user with a distinct IP address that visits that particular website. We define the total number of unique visitors in a given month as the sum of unique visitors to each of our websites during that month. We measure unique visitors to understand the volume of traffic to our websites and to track the effectiveness of our online marketing efforts. The number of unique visitors has historically varied based on a number of factors, including our marketing activities and seasonality. We believe an increase in unique visitors to our websites will result in an increase in the number of orders. We seek to increase the number of unique visitors to our websites by attracting repeat customers and improving search engine marketing and other internet marketing activities.

Total Number of Orders: We monitor the total number of orders as an indicator of future revenue trends. We recognize revenue associated with an order when the products have been delivered, consistent with our revenue recognition policy.

Average Order Value: Average order value represents our net sales on a placed orders basis for a given period of time divided by the total number of orders recorded during the same period of time. We seek to increase the average order value as a means of increasing net sales. Average order values vary depending upon a number of factors, including the components of our product offering, the order volume in certain online sales channels, macro-economic conditions, and the general level of competition online.

The table below reconciles net income (loss) to adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended July 3, 2010	Thirteen Weeks Ended July 4, 2009	Twenty-Six Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 4, 2009
Net income (loss)	$462	$629	$2,009	$(50)
Interest income, net	(34)	(49)	(55)	(140)
Income tax provision	225	469	1,175	1,832
Amortization of intangibles	124	153	245	520
Depreciation and amortization	1,950	1,134	3,934	2,153

EBITDA	2,727	2,336	7,308	4,315
Share-based compensation	612	820	1,472	1,847

Adjusted EBITDA	$3,339	$3,156	$8,780	$6,162

Change in Fiscal Year

The Company’s fiscal year is based on a 52/53 week fiscal year ending on the first Saturday following December 31. The change in the Company’s reporting year from a calendar year to a 52/53 week fiscal year was disclosed and effective as of January 1, 2009; therefore, there was no transition period in connection with this change in the Company’s fiscal year end.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There were no significant changes to our critical accounting policies during the quarter ended July 3, 2010, as compared to those policies disclosed in our annual report on Form 10-K for the fiscal year ended January 2, 2010, except for the change in accounting for revenue recognition due to the amendment of freight contract terms as described in “Note 1- Summary of Significant Accounting Policies—Revenue Recognition” of our Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth certain unaudited statements of operations data for the periods indicated:

	Thirteen Weeks Ended July 3, 2010	Thirteen Weeks Ended July 4, 2009	Twenty-Six Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 4, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.4	63.8	65.1	63.4

Gross profit	34.6	36.2	34.9	36.6
Operating expenses:
Marketing	13.5	13.0	13.1	13.2
General and administrative	12.0	11.0	11.1	11.5
Fulfillment	5.5	6.4	5.6	6.5
Technology	2.2	3.1	2.1	2.7
Amortization of intangibles	0.2	0.3	0.2	0.6

Total operating expenses	33.4	33.8	32.1	34.5
Income from operations	1.2	2.4	2.8	2.1
Other income (expense):
Other expense	0.0	(0.1)	0.0	0.0
Interest income, net	0.1	0.1	0.1	0.0

Total other income, net	0.1	0.0	0.1	0.0
Income before income taxes	1.3	2.4	2.9	2.1
Income tax provision	0.4	1.0	1.1	2.2

Net income (loss)	0.9%	1.4%	1.8%	(0.1)%

Estimated Impact of the Change in Fiscal Year to a 52/53 Week on the Twenty-Six Weeks Ended July 4, 2009.

•

Net sales were $1.2 million higher for the twenty-six weeks ended July 4, 2009, on a 52/53 week basis, primarily due to three additional business days during the first quarter of fiscal 2009 and one less business day in the second quarter of fiscal 2009. Excluding these additional days, net sales would have been $82.3 million in the twenty six weeks ended July 4, 2009 compared to $83.5 million as reported.

•	Net loss would remain $0.1 million or $0.00 per diluted share.

•	The 2009 change to a 52/53 week fiscal year will not have a material effect on future quarters.

Thirteen and Twenty-Six Weeks Ended July 3, 2010 Compared to Thirteen and Twenty-Six Weeks Ended July 4, 2009

Net Sales and Gross Margin

	Thirteen Weeks Ended July 3, 2010	Thirteen Weeks Ended July 4, 2009	Twenty-Six Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 4, 2009
	(in thousands)
Net sales	$53,188	$43,805	$109,479	$83,469
Cost of sales	34,791	27,937	71,275	52,961

Gross profit	$18,397	$15,868	$38,204	$30,508
Gross margin	34.6%	36.2%	34.9%	36.6%

Net sales increased $9.4 million or 21.4% and $26.0 million or 31.2% for the thirteen and twenty-six weeks ended July 3, 2010, compared to the thirteen and twenty-six weeks ended July 4, 2009, respectively. The year over year increase for the quarter was primarily due to a 20.4% increase in our online business, which consists of our e-commerce and online marketplace channels, as well as advertising sold on our e-commerce sites. Our e-commerce channel includes a network of e-commerce websites, supported by our call-center sales agents who generate cross-sell and up-sell opportunities. We also sell our products through our online marketplaces, which primarily consist of auction and other third-party websites. Our offline business, which consists of our Kool-Vue and wholesale operations, increased 36.0%. The year over year increase for the twenty-six week period was primarily due to a 30.6% increase in our online business and a 38.4% increase in our offline business. Excluding the additional two business days in 2009, the twenty-six week period would have been $82.3 resulting in a 33.0% year over year increase for the current twenty-six week period ended July 3, 2010.

E-commerce net sales increased $6.7 million or 19.0% to $42.0 million from $35.3 million for the thirteen weeks ended July 3, 2010 and July 4, 2009, respectively. E-commerce net sales increased $17.9 million or 27.1% to $84.1 million from $66.1 million for the twenty-six weeks ended July 3, 2010 and July 4, 2009, respectively. The total number of placed orders in our e-commerce channel increased to 440,000 and 863,000 orders for the thirteen and twenty-six weeks ended July 3, 2010, respectively, compared to 363,000 and 679,000 orders for the thirteen and twenty- six weeks ended July 4, 2009, respectively. The increase for both periods was primarily attributed to an increase in unique visitors to our websites, higher conversion rate and an increase in revenue capture rate, which is the amount of dollars retained by us after taking into consideration any credit card decline, returns, and product fulfillment. Excluding the two additional business days in 2009, e-commerce net sales for the twenty-six week period would have been $65.1 million resulting in a 29.2% year over year increase for the current twenty-six week period ended July 3, 2010.

Online marketplace net sales increased $1.8 million or 37.8% to $6.6 million for the thirteen weeks ended July 3, 2010 from $4.8 million for the thirteen weeks ended July 4, 2009. Sales increased $5.6 million or 57.1% to $15.4 million for the twenty-six week period ended July 3, 2010 from $9.8 million for the twenty-six weeks ended July 4, 2009. The increase for both periods was primarily due to higher traffic to our websites and more auctions listed.

Our offline business, which consists of sales from our Kool-Vue TM and wholesale operations, increased 36.0% or $1.1 million and 38.4% or $2.3 million for the thirteen and twenty-six weeks ended July 3, 2010, compared to the thirteen and twenty-six weeks ended July 4, 2009, respectively, due to an increase in our customer base.

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

Gross profit increased $2.5 million or 15.9% during the thirteen weeks ended July 3, 2010, as compared to the thirteen weeks ended July 4, 2009, primarily due to increased sales across all sales channels except for advertising sold on our e-commerce sites. Gross margin decreased by 160 basis points to 34.6% primarily due to higher freight charges associated with fuel surcharges and a discontinuation of certain high margin loyalty programs. Gross profit increased $7.7 million or 25.2% during the twenty-six weeks ended July 3, 2010, as compared to the twenty-six weeks ended July 4, 2009, due to increased sales across all sales channels. Gross margin decreased by 160 basis points to 34.9% primarily due to an unfavorable freight mix to common carriage freight versus parcel freight, combined with overall higher freight charges associated with fuel surcharges.

During the thirteen and twenty-six weeks ended July 3, 2010, we recognized $0.6 million and $1.5 million, respectively, of share-based compensation expense, net of capitalized internally developed software. Based on options outstanding as of July 3, 2010, we expect to recognize approximately $3.7 million in additional share-based compensation expense over a weighted average period of 2.3 years.

Marketing Expense

	Thirteen Weeks Ended July 3, 2010	Thirteen Weeks Ended July 4, 2009	Twenty-Six Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 4, 2009
	(in thousands)
Marketing expense	$7,138	$5,680	$14,351	$11,015
Percent of net sales	13.5%	13.0%	13.1%	13.2%

Marketing expense increased $1.5 million or 25.7% and $3.3 million or 30.3% for the thirteen and twenty-six weeks ended July 3, 2010, compared to the thirteen and twenty-six weeks ended July 4, 2009, respectively. Marketing expense as a percentage of net sales increased by 0.5% for the thirteen weeks ended July 3, 2010 compared to the thirteen weeks ended July 4, 2009, primarily due to higher amortization costs related to software developments in the current periods. Marketing expense as a percentage of net sales decreased by 0.1% for the twenty-six weeks ended July 3, 2010, compared to the twenty-six weeks ended July 4, 2009, primarily due to more efficient advertising spend partially offset by amortization costs related to software developments.

General and Administrative Expense

	Thirteen Weeks Ended July 3, 2010	Thirteen Weeks Ended July 4, 2009	Twenty-Six Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 4, 2009
	(in thousands)
General and administrative expense	$6,395	$4,811	$12,132	$9,576
Percent of net sales	12.0%	11.0%	11.1%	11.5%

General and administrative expenses increased $1.6 million or 32.9% for the thirteen weeks ended July 3, 2010, compared to the thirteen weeks ended July 4, 2009. General and administrative expense as a percentage of net sales increased by 1.0% for the thirteen weeks ended July 3, 2010, compared to the thirteen weeks ended July 4, 2009, primarily due to $1.2 million of legal fees incurred to protect our intellectual property. General and administrative expenses increased $2.6 million or 26.7% for the twenty-six weeks ended July 3, 2010, compared to the twenty-six weeks ended July 4, 2009. General and administrative expense as a percentage of net sales decreased by 0.4% for the twenty-six weeks ended July 3, 2010, compared to the twenty-six weeks ended July 4, 2009, primarily due to fixed cost leverage from higher sales partially offset by an increase in legal costs to protect our intellectual property.

Fulfillment Expense

	Thirteen Weeks Ended July 3, 2010	Thirteen Weeks Ended July 4, 2009	Twenty-Six Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 4, 2009
	(in thousands)
Fulfillment expense	$2,924	$2,809	$6,167	$5,461
Percent of net sales	5.5%	6.4%	5.6%	6.5%

Fulfillment expense increased $0.1 million or 4.1% and $0.7 million or 12.9% for the thirteen and twenty-six weeks ended July 3, 2010, compared to the thirteen and twenty-six weeks ended July 4, 2009, respectively. Fulfillment expense as a percentage of net sales decreased by 0.9% for the twenty-six weeks ended July 3, 2010, compared to the twenty-six weeks ended July 4, 2009, respectively, primarily due to fixed cost leverage from higher sales.

Technology Expense

	Thirteen Weeks Ended July 3, 2010	Thirteen Weeks Ended July 4, 2009	Twenty-Six Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 4, 2009
	(in thousands)
Technology expense	$1,158	$1,343	$2,176	$2,271
Percent of net sales	2.2%	3.1%	2.1%	2.7%

Technology expense decreased $0.2 million or 13.8% and $0.1 million or 4.2% for the thirteen and twenty-six weeks ended July 3, 2010, compared to the thirteen and twenty-six weeks ended July 4, 2009, respectively, Technology as a percentage of revenue decreased 0.9% and 0.6% for the thirteen and twenty-six weeks ended July 3, 2010, compared to the thirteen and twenty-six weeks ended July 4, 2009, respectively, primarily due to fixed cost leverage from higher sales.

Amortization of Intangibles

	Thirteen Weeks Ended July 3, 2010	Thirteen Weeks Ended July 4, 2009	Twenty-Six Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 4, 2009
	(in thousands)
Amortization of Intangibles	$124	$153	$245	$520
Percent of net sales	0.2%	0.3%	0.2%	0.6%

Amortization of intangibles decreased by $0.03 million or 19.2% and $0.3 million or 52.9% for the thirteen and twenty-six weeks ended July 3, 2010, compared to the thirteen and twenty-six weeks ended July 4, 2009, respectively. The decrease for both periods was primarily due to the full amortization of certain intangible assets. We estimate aggregate amortization expense for the remaining twenty six weeks ending January 1, 2011 (fiscal 2010) is expected to be $246,000 and for the fiscal years ending 2011, 2012, 2013, 2014, and 2015 to be approximately $492,000, $492,000, $457,000, $273,000, and $3,000, respectively.

Interest Income, Net

	Thirteen Weeks Ended July 3, 2010	Thirteen Weeks Ended July 4, 2009	Twenty-Six Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 4, 2009
	(in thousands)
Interest income, net	$34	$49	$55	$140

Interest income, net decreased by $0.02 million or 31.4% and $0.1 million or 60.1% for the thirteen and twenty-six weeks ended July 3, 2010, compared to the thirteen and twenty-six weeks ended July 4, 2009, respectively. The decreases are primarily due to a drop in interest rates.

Income Tax Provision

	Thirteen Weeks Ended July 3, 2010	Thirteen Weeks Ended July 4, 2009	Twenty-Six Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 4, 2009
	(in thousands)
Income tax provision	$225	$469	$1,175	$1,832

For the thirteen weeks ended July 3, 2010 and July 4, 2009, the effective tax rate for the Company was 32.8% and 42.7%, respectively. Additionally, for the twenty-six weeks ended July 3, 2010 and July 4, 2009, the effective tax rate for the Company was 36.9% and 102.8%, respectively. The income tax provision for the thirteen weeks ended July 4, 2009 was higher, primarily due to additional foreign and state taxes resulting from less favorable rates and a lower percentage of foreign earnings in the quarter. The income tax provision for the twenty-six weeks ended July 4, 2009 was higher, primarily due to a $1.1 million tax effect of stock option forfeitures and other non-deductible permanent differences.

Liquidity and Capital Resources

We have historically funded our operations from cash generated from operations, credit facilities, bank and stockholder loans, an equity financing and capital lease financings. We cancelled our line of credit effective December 31, 2008 and have not established a new line of credit as of July 3, 2010.

We had cash and cash equivalents of $15.2 million as of July 3, 2010, representing a $11.0 million decrease from $26.2 million of liquid assets as of January 2, 2010. The decrease in our cash and cash equivalents as of July 3, 2010 was primarily due to investments in property and equipment, purchases of marketable securities, and cash paid for intangible assets, which was offset in part from cash generated from operations in the current period.

Net cash provided from operating activities increased by $1.7 million to $9.3 million from $7.6 million for the twenty-six weeks ended July 3, 2010 and July 4, 2009, respectively. The change in cash from operating activities was primarily due to the increase in our accounts payable, accrued expenses, and net income partially offset by an increase in inventory and accounts receivable driven largely by the 31% increase in net sales.

Net cash flows used in investing activities increased by $13.8 million to $21.3 million from $7.5 million for the twenty-six weeks ended July 3, 2010 and July 4, 2009, respectively. The change in cash from investing activities was primarily due to the increases in purchase of investments by $13.9 million and purchase of property and equipment by $2.4 million partially offset by the increase in sale of marketable securities of $3.8 million.

Cash provided by financing activities for the twenty-six weeks ended July 3, 2010 totaled $0.9 million, primarily due to proceeds of $0.7 million from the exercise of stock options.

We had working capital of $44.3 million as of July 3, 2010, which was primarily due to the cash generated from our initial public offering. The historical seasonality in our business during the fourth and first calendar quarters of each year cause cash and cash equivalents, inventory and accounts payable to be generally higher in these quarters, resulting in fluctuations in our working capital. We anticipate that funds generated from operations and cash on hand will be sufficient to meet our working capital needs and expected capital expenditures for at least the next twelve months. Our future capital requirements may, however, vary materially from those now planned or anticipated. Changes in our operating plans, lower than anticipated net sales, increased expenses, continued or worsened economic conditions, or other events, including those described in “Risk Factors,” may cause us to seek debt or equity financings in the future. Financings may not be available on acceptable terms, on a timely basis, or at all, and our failure to raise adequate capital when needed could negatively impact our growth plans and our financial condition and results of operations. In addition, our $4.2 million (fair value) of ARPS investments as of July 3, 2010 remain classified as long-term investments as a result of failed auctions and market liquidity issues. We may not have immediate access to those funds.

We have consolidated our offices in the Philippines into one office for operational efficiency in the first half of fiscal 2010, although we have an ongoing partial lease obligation through the third quarter of fiscal 2010. We spent $1.8 million in capital improvements to build out the new facility.

We also plan to continue our technology investments in an effort to improve our websites, operating systems, and backend platforms.

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

Interest Rate Risk. Our investment securities generally consist of high-grade auction rate preferred securities. As of July 3, 2010, our long-term investments included $4.2 million (fair value) of investments in ARPS, which consist of high-grade (A or AAA rated) collateralized debt obligations issued by municipalities and state agencies. Our ARPS have an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of ARPS because the amount of securities submitted for sale has exceeded the amount of purchase orders for these securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.

On February 13, 2008, we were informed that there was insufficient demand at auctions for four of our high-grade ARPS, representing approximately $7.8 million. As a result, these affected securities are currently not liquid and the interest rates have been reset to the predetermined higher rates. For the period February 13, 2008 through July 3, 2010, we have received partial redemptions at par on all four ARPS totaling $3.5 million. The remaining principal balance on our ARPS is $4.2 million as of July 3, 2010.

In the event we need to access the funds that are in an illiquid state, we will not be able to do so without the possible loss of principal until a future auction for these investments is successful or they are redeemed by the issuer. At this time, management has not obtained sufficient evidence to conclude that these investments are impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. If we are unable to sell these securities in the market or they are not redeemed, then we may be required to hold them indefinitely. We do not have a need to access these funds for operational purposes for the foreseeable future. We plan to continue to monitor and evaluate these investments on an ongoing basis for impairment. Based on our ability to access our cash and other short-term investments, our expected cash flows, and our other sources of cash, we do not anticipate that the potential illiquidity of these investments will affect our ability to execute our current business plan. However, due to the illiquidity in the market, we have recorded $0.1 million of unrealized losses on our investment portfolio as of July 3, 2010.

Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. Dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. Dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. Dollar weakens year-over-year relative to currencies in our international locations, our consolidated net sales, gross profit, and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. Dollar strengthens year-over-year relative to currencies in our international locations, our consolidated net sales, gross profit and operating expenses will be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos, and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, we believe that a fluctuation of 10% in the Peso/U.S. Dollar exchange rate would have approximately a $0.6 million impact on our operating expenses for the twenty-six week period ended July 3, 2010. Our Canadian website sales are denominated in Canadian Dollars; however, fluctuations in exchange rates from these operations are only expected to have a nominal impact on our operating results due to the relatively small number of sales generated in Canada. We believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.

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

As part of our growth strategy, we acquired WAG on August 12, 2010 and we expect that we will selectively pursue additional acquisitions of businesses, technologies or services in order to expand our capabilities, enter new markets or increase our market share. Integrating any newly acquired businesses’ websites, technologies or services is likely to be expensive and time consuming. For example, our acquisition of Partsbin, resulted in significant costs, including a material impairment charge, a write-down of goodwill associated with the acquisition, and a number of challenges, including retaining employees of the acquired company, integrating our order processing and credit processing, integrating our product pricing strategy, and integrating the diverse technologies and differing e-commerce platforms and accounting systems used by each company. If we are unable to successfully complete the integration of acquisitions, we may not realize the anticipated synergies from such acquisition, and our business and results of operations could suffer. To finance any future acquisitions, it may also be necessary for us to raise additional capital through public or private financings or to obtain bank financing. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. Future acquisitions by us could also result in large and immediate write-offs, assumption of debt and unforeseen liabilities and significant adverse accounting charges, any of which could substantially harm our business, financial condition and results of operations.

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

We acquire substantially all of our products from manufacturers and distributors located in Taiwan, China and the United States. Our top ten suppliers represented approximately 58% of our total product purchases during the twenty-six weeks ended July 3, 2010. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. In addition, our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. In addition, the increasing consolidation among auto parts suppliers may disrupt or end our relationship with some suppliers, result in product shortages and/or lead to less competition and, consequently, higher prices.

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

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on our distributors to manage inventory and distribute those products to our customers in a timely manner. For the twenty-six weeks ended July 3, 2010, our product purchases from a single supplier represented 20% of our total product purchases. If we do not maintain our existing relationships with this supplier and our other distributors on acceptable commercial terms, we will need to obtain other suppliers and may not be able to continue to offer a broad selection of merchandise at competitive prices, and our sales may decrease.

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

As of July 3, 2010, our executive officers and directors and entities that are affiliated with them beneficially owned in the aggregate approximately 45% of our outstanding shares of common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval including the election of our entire Board of Directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.

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

•

stockholders are permitted to amend certain provisions of our bylaws only upon receiving at least 66 2 /3% of the votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class.

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

Our investment securities consist of high-grade auction rate preferred securities (“ARPS”). As of July 3, 2010, our long-term marketable securities were comprised of $4.2 million (par value) of high-grade (AAA rated) ARPS issued primarily by closed end funds that primarily hold debt obligations from municipalities. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of ARPS. In response to the credit situation, in February 2008, we instructed our investment advisor to liquidate all our investments in close end funds and move these funds into money market investments but there was insufficient demand at auction for our remaining four high-grade ARPS, representing approximately $7.8 million at that time. As a result, these affected securities currently are not liquid, and have been reclassified as long-term investments. For the period February 13, 2008 through July 3, 2010, an additional $3.5 million of our investments in ARPS were redeemed but we do not know when we will have access to the capital in these remaining investments. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal or until a future auction on these investments is successful, the securities are redeemed by the issuer or a secondary market emerges. If we cannot readily access these funds, we may be required to borrow funds or issue additional debt or equity securities to meet our capital requirements. As of July 3, 2010, management concluded that these remaining investments were impaired and has recorded an impairment charge to other comprehensive income totaling $0.1 million. Management is not sure that these investments will not be settled in the short term, although the market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an additional impairment charge.

We may be subject to liability for sales and other taxes and penalties, which could have an adverse effect on our business.

We currently collect sales or other similar taxes only on the shipment of goods to the states of California, Kansas, Tennessee and Virginia and, through our acquisition of WAG, in Illinois and Ohio. The U.S. Supreme Court has ruled that vendors whose only connection with customers in a state is by common carrier or the U.S. mail are free from state-imposed duties to collect sales and use taxes in that state. However, states could seek to impose additional income tax obligations or sales tax collection obligations on out-of-state companies such as ours, which engage in or facilitate online commerce, based on their interpretation of existing laws, including the Supreme Court ruling, or specific facts relating to us. If sales tax obligations are successfully imposed upon us by a state or other jurisdiction, we could be exposed to substantial tax liabilities for past sales and penalties and fines for failure to collect sales taxes. We could also suffer decreased sales in that state or jurisdiction as the effective cost of purchasing goods from us increases for those residing in that state or jurisdiction.

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

We are subject to federal and state consumer protection laws and regulations, including laws protecting the privacy of customer non-public information and regulations prohibiting unfair and deceptive trade practices, as well as laws and regulations governing businesses in general and the Internet and e-commerce and certain environmental laws. Additional laws and regulations may be adopted with respect to the Internet, the effect of which on e-commerce is uncertain. These laws may cover issues such as user privacy, spyware and the tracking of consumer activities, marketing e-mails and communications, other advertising and promotional practices, money transfers, pricing, content and quality of products and services, taxation, electronic contracts and other communications, intellectual property rights, and information security. Furthermore, it is not clear how existing laws such as those governing issues such as property ownership, sales and other taxes, trespass, data mining and collection, and personal privacy apply to the Internet and e-commerce. For example, California has enacted legislation banning the sale of catalytic converters that do not meet California emissions regulations, and the current federal administration has indicated that 13 additional states will be allowed to enact their own legislation that mirrors the California legislation. On March 4, 2010 and on June 16, 2010, we met with the California Air Resources Board (“CARB”) to discuss alleged sales of catalytic converters into California by us and our third-party suppliers that are not compliant with California regulations. CARB informed us that penalties may be assessed with regard to any non-compliant sales; discussions are ongoing, and any penalties are not estimable at this time. This will impact sale of products for emissions systems to those states and may adversely impact our sales and operating results. To the extent we expand into international markets, we will be faced with complying with local laws and regulations, some of which may be materially different than U.S. laws and regulations. Any such foreign law or regulation, any new U.S. law or regulation, or the interpretation or application of existing laws and regulations to the Internet or other online services, may have a material adverse effect on our business, prospects, financial condition and results of operations by, among other things, impeding the growth of the Internet, subjecting us to fines, penalties, damages or other liabilities, requiring costly changes in our business operations and practices, and reducing customer demand for our products and services. We do not maintain insurance coverage to cover the types of claims or liabilities that could arise as a result of such regulation.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Removed and Reserved

ITEM 5.	Other Information

The Company has been advised that Houman Akhavan entered into a written sales plan intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (the “Plan”) to sell certain shares of the Company’s common stock held by Mr. Akhavan. The Plan was established during an “open window” consistent with the Company’s insider trading policy, and under Mr. Akhavan’s belief that he was not in possession of material non-public information.

Shares may be sold under the Plan at any time that the Company’s stock attains certain pre-arranged minimum prices as set forth in the Plan, which prices are at a significant premium to the current trading price for our common stock. Sales may take place beginning as early as the next open trading window and will terminate upon the earlier of the sale of all the shares in the Plan or December 31, 2011, or as otherwise provided under the Plan. Mr. Akhavan will have no control over the timing of any sales under the Plan, and there is no guarantee that the shares covered by the Plan will actually be sold. The Plan covers up to 24,000 shares, which represents a portion of Mr. Akhavan’s holdings in the Company’s common stock.

Actual sales made pursuant to the Plan will be disclosed publicly through Form 4 and Form 144 filings with the SEC.

ITEM 6.	Exhibits

The following exhibits are filed herewith.

Exhibit No.	Description
10.57	Stock Purchase Agreement executed August 2, 2010 among the Acquisition Sub, WAG, Riverside and the other stockholders of WAG (incorporated by reference to Exhibit 10.57 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2010)

10.59	Loan and Security Agreement, dated August 13, 2010, between Bank, USAPN, ASAP, Go Fido Inc., Parts Bin, Lobo, Whitney, Value, Private Label, Pacific, AutoMD, and Local Body Shops

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 17, 2010	U.S. AUTO PARTS NETWORK, INC.
(Registrant)

	By	/S/ SHANE EVANGELIST
Shane Evangelist
Chief Executive Officer
(Principal Executive Officer)

	By	/S/ THEODORE R. SANDERS
Theodore R. Sanders
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.57	Stock Purchase Agreement executed August 2, 2010 among the Acquisition Sub, WAG, Riverside and the other stockholders of WAG (incorporated by reference to Exhibit 10.57 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2010)

10.59	Loan and Security Agreement, dated August 13, 2010, between Bank, USAPN, ASAP, Go Fido Inc., Parts Bin, Lobo, Whitney, Value, Private Label, Pacific, AutoMD, and Local Body Shops

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002