Form 10-Q
period 2010-10-02
U.S. Auto Parts Network, Inc.
filed 2010-11-16
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

As of November 15, 2010, the registrant had 30,408,106 shares of common stock, $0.001 par value, outstanding.

U.S. AUTO PARTS NETWORK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 2, 2010

		Page
PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets at October 2, 2010 and January 2, 2010	4
	Unaudited Condensed Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended October 2, 2010 and Thirteen and Thirty-Nine Weeks Ended October 3, 2009	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 2, 2010 and the Thirty-Nine Weeks Ended October 3, 2009	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	31
ITEM 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	33
ITEM 1A.	Risk Factors	33
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
ITEM 3.	Defaults upon Senior Securities	45
ITEM 4.	(Removed and Reserved)	45
ITEM 5.	Other Information	46
ITEM 6.	Exhibits	46

Unless the context requires otherwise, as used in this report, the terms “U.S. Auto Parts,” the “Company,” “we,” “us” and “our” refer to U.S. Auto Parts Network, Inc. and its subsidiaries.

U.S. Auto Parts® , U.S. Auto Parts Network™, PartsTrain® , Partsbin™, Kool-Vue™, Auto-Vend™, and JC Whitney® amongst others, are our United States trademarks. All other trademarks and trade names appearing in this report are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that do not relate strictly to historical or current facts, and anticipate results based on management’s beliefs and assumptions and on information currently available to management. These statements are forward looking statements for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933 (the “Securities Act”). In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “will likely continue,” “will likely result” and similar expressions intended to identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding our anticipated sales, revenue, expenses, profits and losses, capital needs, capital deployment, liquidity, contracts, litigation, product offerings, customers, acquisitions including the anticipated benefits of our acquisition of WAG, competition and the status of our facilities. Forward-looking statements, no matter where they occur in this document or in other statements attributable to the Company, involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Part II, Item 1A of this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this report and the documents that we reference in this report or have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. AUTO PARTS NETWORK, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts and par value)

	October 2, 2010	January 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$24,540	$26,251
Short-term investments	1,066	11,071
Accounts receivable, net	4,549	3,383
Inventory	46,429	18,610
Deferred income taxes	253	1,513
Other current assets	12,117	3,148

Total current assets	88,954	63,976
Property and equipment, net	35,853	12,405
Intangible assets, net	16,022	3,114
Goodwill	15,304	9,772
Deferred income taxes	—	10,985
Investments	4,129	4,264
Other non-current assets	935	98

Total assets	$161,197	$104,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,542	$11,371
Accrued expenses	16,742	8,038
Current portion of long-term notes payable	5,563	—
Other current liabilities	4,658	2,518

Total current liabilities	64,505	21,927
Long-term notes payable, net of current portion	19,437	—
Deferred income taxes	1,611	—
Other non-current liabilities	825	—

Total liabilities	86,378	21,927
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at October 2, 2010 and January 2, 2010; 30,378,710 and 29,893,631 shares issued and outstanding at October 2, 2010 and January 2, 2010, respectively	30	30
Additional paid-in capital	153,086	150,084
Accumulated other comprehensive income	244	84
Accumulated deficit	(78,541)	(67,511)

Total stockholders’ equity	74,819	82,687

Total liabilities and stockholders’ equity	$161,197	$104,614

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Thirteen Weeks Ended October 2, 2010	Thirteen Weeks Ended October 3, 2009	Thirty-Nine Weeks Ended October 2, 2010	Thirty-Nine weeks Ended October 3, 2009
Net sales	$72,349	$47,043	$181,828	$130,512
Cost of sales	48,342	30,144	119,617	83,105

Gross profit	24,007	16,899	62,211	47,407
Operating expenses:
Marketing (1)	11,145	6,351	25,496	17,367
General and administrative (1)	8,156	5,131	20,288	14,707
Fulfillment (1)	4.102	2,926	10,269	8,386
Technology (1)	1,665	1,103	3,841	3,374
Amortization of intangibles	919	60	1,164	580

Total operating expenses	25,987	15,571	61,058	44,414

(Loss) income from operations	(1,980)	1,328	1,153	2,993
Other (expense) income:
Other income	134	25	185	2
Interest (expense) income	(214)	32	(214)	172

Total other (expense) income	(80)	57	(29)	174

(Loss) income before income taxes	(2,060)	1,385	1,124	3,167
Income tax provision	10,979	604	12,154	2,436

Net (loss) income	$(13,039)	$781	$(11,030)	$731

Basic net (loss) income per share	$(0.43)	$0.03	$(0.36)	$0.02

Diluted net (loss) income per share	$(0.43)	$0.03	$(0.36)	$0.02

Shares used in computation of basic net (loss) income per share	30,357,988	29,848,694	30,225,194	29,847,398
Shares used in computation of diluted net (loss) income per share	30,357,988	31,004,035	30,225,194	30,385,534

(1)	Includes share-based compensation expense as follows :

	Thirteen Weeks Ended October 2, 2010	Thirteen Weeks Ended October 3, 2009	Thirty-Nine Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 3, 2009
Marketing	$73	$106	$265	$322
General and administrative	447	575	1,447	1,892
Fulfillment	72	49	261	153
Technology	48	124	139	334

Total share-based compensation expense	$640	$854	$2,112	$2,701

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Thirty-Nine Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 3, 2009
Operating activities
Net (loss) income	$(11,030)	$731
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,483	3,454
Amortization of intangibles	1,164	580
Share-based compensation expense	2,112	2,701
Deferred taxes	12,232	2,660
Loss from disposition of assets	(15)	—
Amortization of deferred financing costs	20	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,943	(1,463)
Inventory	(15,871)	(4,454)
Other current assets	(5,969)	(2,128)
Other non-current assets	(137)	(3)
Accounts payable and accrued expenses	7,357	7,623
Other current liabilities	1,337	660

Other non-current liabilities	663	—

Net cash provided by operating activities	1,289	10,361

Investing activities
Additions to property and equipment	(9,798)	(6,641)
Proceeds from sale of investments	29,409	2,150
Purchases of investments	(19,225)	(4,100)
Purchases of company-owned life insurance	(250)	—
Purchases of intangible assets	(1,003)	(736)
Cash paid for acquisition, net of cash acquired	(27,500)	—

Net cash used in investing activities	(28,367)	(9,327)

Financing activities
Payments on short-term financing	(5)	(46)
Proceeds from notes payable	25,000	—
Payments of financing costs	(467)
Proceeds from exercise of stock options	788	12

Net cash provided by (used in) financing activities	25,316	(34)

Effect of changes in foreign currencies	51	136
Net (decrease) increase in cash and cash equivalents	(1,711)	1,136
Cash and cash equivalents at beginning of period	26,251	32,473

Cash and cash equivalents at end of period	$24,540	$33,609

Supplemental disclosure of non-cash investing and financing activities:

Accrued asset purchases	$589	$749

Property acquired under capital lease	285	—

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes	103	645

Cash paid during the period for interest	97	6

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of U.S. Auto Parts Network Inc. (“USAP” and collectively with its subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of October 2, 2010 and January 2, 2010, and the consolidated results of operations for the thirteen and thirty-nine weeks ended October 2, 2010 and October 3, 2009, and cash flows for the thirty-nine weeks ended October 2, 2010 and October 3, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company’s results of operations for the thirteen and thirty-nine weeks ended October 2, 2010 are not necessarily indicative of those to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 2, 2010 (“fiscal 2009”), which was filed with the SEC on March 15, 2010.

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

Although the Company had no legal obligation to compensate the customer, the Company generally replaced the product or reimbursed the customer for goods that were lost or damaged in transit and filed a claim to the common carrier for reimbursement for such loss. The Company executed a new pricing agreement with its primary carrier which offered a lower price per delivery and eliminated the Company’s option to file reimbursement claims for product lost or damaged in transit. As a result of this agreement, the Company determined that the risk of loss or damage during transit would be retained by the Company. Therefore, the Company determined that revenue from product sales should be recognized at the delivery date, not the ship date.

This change in the second quarter of fiscal 2010 resulted in a deferral of $2.0 million of sales revenue and a decrease in cost of goods sold of $1.5 million, which reduced gross margin profit by $0.5 million. The Company has recognized revenue upon delivery to the customer starting the second quarter of fiscal 2010.

Revenue from sales of advertising is recorded when performance requirements of the related advertising program agreement are met. For the thirty-nine weeks ended October 2, 2010, the advertising revenue represented 1% of our total revenue.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Catalog Expenses

Deferred catalog expenses consist of the third-party direct costs including primarily creative design, paper, printing, postage, mailing costs for all Company direct response catalogs. Such costs are capitalized as deferred catalog expenses and are amortized over their expected future benefit. Each catalog is fully amortized within nine months. Deferred catalog expenses are included in other current assets and amount to $1.5 million at October 2, 2010. There were no deferred catalog expenses at January 2, 2010.

Deferred Financing Costs

On August 13, 2010, the Company entered into a credit facility with Silicon Valley Bank. The credit facility is comprised of a $25 million term loan and a $10 million revolving line of credit. In connection with the credit facility, the Company paid $0.5 million in fees for the period ended October 2, 2010. These fees were recorded as deferred financing cost and are being amortized over the life of the loan using the straight-line method.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Investments

As of October 2, 2010, the Company held the following securities and investments, recorded at fair value (in thousands).

		Unamortized / Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Auction rate preferred securities in municipal and state agencies (1)	$4,225	$—	$(96)	$4,129
Mutual funds (2)	1,064	2	—	1,066

Total	$5,289	$2	$(96)	$5,195

As of January 2, 2010, the Company held the following securities and investments, recorded at fair value (in thousands).

		Unamortized / Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Auction rate preferred securities in municipal and state agencies	$4,350	$—	$(86)	$4,264
US Treasury Bills with maturities of less than one year	4,106	5	—	4,111
Certificates of Deposit and Municipal Bonds	6,984	—	(24)	6,960

Total	$15,440	$5	$(110)	$15,335

(1)

As of October 2, 2010, the Company’s auction rate preferred securities in municipal and state agencies have been in a continuous loss position for more than twelve months. These auction rate preferred securities have a maturity of 15 to 30 years.

(2)

Mutual funds are classified as investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.

The accumulated unrealized net loss on the securities and investments at October 2, 2010 and January 2, 2010 was $0.1 million and $0.1 million, respectively.

Fair Value Measurements

In April 2009, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, that defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. This guideline was to be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB delayed the effective date to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As of January 1, 2009, the Company has adopted the provisions of ASC 820 for all non-financial assets and non-financial liabilities.

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

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Assets Valued on a Recurring Basis

As of October 2, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s financial instruments, including investments associated with the auction rate preferred securities (“ARPS”). The Company measures the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at October 2, 2010 and January 2, 2010 (in thousands):

	As of October 2, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalent (1)	$24,540	$24,540	$—	$—
Short-term investment (2)	1,066	1,066	—	—
Non-current investments available-for-sale (3)	4,129	—	—	4,129

	$29,735	$25,606	$—	$4,129

	As of January 2, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalent (1)	$26,251	$26,251	$—	$—
Short-term investment (2)	6,965	6,965	—	—
Non-current investments available-for-sale (3)	4,264	—	—	4,264

	$37,480	$33,216	$—	$4,264

(1)	Cash and cash equivalents consists primarily of money market funds with original maturity dates of three months or less, for which the Company determines fair value through quoted market prices.
(2)

Short-term investments consist of mutual funds. Short-term investments are classified as investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.

(3)

As of October 2, 2010, the Company had invested $4.2 million (par value) in ARPS, which are classified as available-for-sale securities and reflected at $4.1 million (fair value), which includes an unrealized loss of $0.1 million. The Company has included its investments related to ARPS in the Level 3 category.

Before utilizing Level 3 inputs in our fair value measurement, the Company considered significant Level 2 observable inputs of similar assets in active and inactive markets. The Company’s broker dealer received estimated market values from an independent pricing service as of the balance sheet date and the anticipated future market for such investments. Further evidence includes the fact that these investments consist solely of collateralized debt obligations supported by municipal and state agencies; do not include mortgage-backed securities or student loans; have redemption features that call for redemption at 100% of par value; and have a current credit rating of A or AAA. However, the fact that there is not an active market to liquidate these investments was considered in classifying them as Level 3. Due to the uncertainty with regard to the short-term liquidity of these securities, the Company determined that it could not rely on par value to represent fair value. Therefore, the Company estimated the fair values of these securities utilizing a discounted cash flow valuation model as of October 2, 2010 and January 2, 2010. This analysis considered the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation the security will have a successful auction or market liquidity. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

As a result of the temporary declines in fair value for the Company’s ARPS, which the Company generally attributes to liquidity issues rather than credit issues, the Company recorded an unrealized loss of $0.1 million to accumulated other comprehensive income as of October 2, 2010. Due to the Company’s belief that the market for these collateralized instruments may take in excess of twelve months to fully recover, the Company has classified these investments as noncurrent and has included them in investments on the Unaudited Condensed Consolidated Balance Sheet at October 2, 2010 and January 2, 2010. As of October 2, 2010, the Company continues to earn interest on all of its ARPS instruments. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If the Company determined that any decrease in the value of the instruments was other-than-temporary, it would record a charge to earnings as appropriate. The Company is not certain how long it may be required to hold each security. However, given the Company’s current cash position, liquid cash equivalents and expected cash provided by operations, it believes it has the ability to hold, and intends to continue to hold the ARPS as long-term investments until the market stabilizes.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at October 2, 2010 and October 3, 2009 (in thousands):

Long-Term Investments
Balance as of January 2, 2010	$4,264
Redemption	(125)
Recovery of previous write-downs to other comprehensive income	26

Balance as of July 3, 2010	4,165
Redemption	—
Write-downs to other comprehensive income	(36)

Balance as of October 2, 2010	$4,129

Long-Term Investments
Balance as of January 1, 2009	$6,351
Redemption	(475)
Write-downs to other comprehensive income	—

Balance as of July 4, 2009	5,876
Redemption	(1,625)
Write-down to other comprehensive income	—

Balance as of October 3, 2009	$4,251

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

Note 4—Intangibles and Goodwill

In August 2010, in connection with the acquisition of Automotive Specialty Accessories and Parts (“WAG”), the Company recognized goodwill with an indefinite life in the amount of $5.5 million and other intangible assets of $13.0 million described in the table below. See Note 12 – Business Combination for further discussion regarding the details of this transaction.

The following table summarizes the change in goodwill (in thousands):

Balance at January 2, 2010	$9,772
Goodwill from WAG acquisition	5,532

Balance at October 2, 2010	$15,304

Intangibles subject to amortization are expensed on a straight-line basis. Amortization expense relating to intangibles totaled $1.0 million and $0.1 million for the thirteen weeks ended October 2, 2010 and October 3, 2009, respectively. Additionally, amortization expense relating to intangibles totaled $1.2 million and $0.6 million for the thirty-nine weeks ended October 2, 2010 and October 3, 2009, respectively.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangibles, excluding goodwill, consisted of the following at October 2, 2010 and January 2, 2010 (in thousands):

		October 2, 2010			January 2, 2010
	Useful Life	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Intangible assets subject to amortization:
Websites	5 years	$2,034	$(492)	$1,542	$1,191	$(190)	$1,001
Software	2 - 5 years	1,040	(1,040)	—	1,040	(1,040)	—
Internet platform intellectual property (1)	10 months	4,300	(694)	3,606	—	—	—
Product design intellectual property (1)	9 years	1,700	(25)	1,675	—	—	—
Customer relationships (1)	4 years	2,250	(76)	2,174	—	—	—
Assembled workforce	7 years	482	(161)	321	455	(87)	368
Purchased domain names	3 years	175	(175)	—	175	(175)	—

Sub-Total		11,981	(2,663)	9,318	2,861	(1,492)	1,369
Intangible assets not subject to amortization:
Domain and trade names (2)	Indefinite life	6,704	—	6,704	1,745	—	1,745

Total		$18,685	$(2,663)	$16,022	$4,606	$(1,492)	$3,114

(1)	Includes the intangible assets acquired in connection with the acquisition of WAG.
(2)	Includes domain names of $4.8 million purchased in connection with the acquisition of WAG.

The following table summarizes the future estimated annual amortization expense for these assets over the next five years (in thousands):

2010	$1,601
2011	2,669
2012	1,821
2013	1,216
2014	938
Thereafter	1,073

Total	$9,318

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Contingencies

On June 25, 2009, the Company filed a lawsuit in the United States District Court for the Central District of California (“Court”) against Parts Geek LLC, and certain of its members and employees for misappropriation of trade secrets, breach of contract and unfair competition and requesting monetary damages and injunctive relief, and Parts Geek filed an answer on August 12, 2009. On January 27, 2010, the complaint was amended to include claims for copyright infringement and to add an additional party, Lucas Thomason. Parts Geek filed an answer and counterclaims to the amended complaint on February 22, 2010. Each party filed a motion for summary judgment requesting that the Court rule on all claims made in this matter without sending the matter to a jury. On June 7, 2010, the Court ruled on all claims in the matter, denying the Company’s claims against Parts Geek and Lucas Thomason and denying Parts Geek’s claims against the Company. The judge additionally denied Parts Geek’s counterclaims against the Company. Parts Geek and Lucas Thomason petitioned the Court to order the Company to pay their legal fees and costs, the Court ordered the Company to do so and on August 11, 2010 all parties stipulated that approximately $1.1 million of legal fees and costs would be owed to Parts Geek and Lucas Thomason should the Company lose its appeal or win its appeal and lose in trial. A bond has been posted to guarantee payment of $1.1 million plus interest, at a cost of approximately $0.02 million to the Company. The Company is not required to pay the fees and costs at this time; they would be due if the Company loses its appeal and determines to not appeal beyond the 9th Circuit Court of Appeals, or if the Company wins on appeal but loses at trial once the case is remanded to the trial court. The Company has filed an appeal and its brief is due December 20, 2010. Except for legal fees associated with the appeal, it is not anticipated that any additional contingencies will arise from the matter.

The Company received an inquiry by the California Air Resources Board (“CARB”) into sales of non-California compliant catalytic converters in the state of California via our stock-ship and drop-ship network. On March 4, 2010, and again on June 16, 2010, the Company met with CARB to discuss alleged sales of catalytic converters into California by the Company and third-party suppliers that are not compliant with California regulations. CARB informed the Company that penalties shall be assessed with regard to any non-compliant sales; discussions are ongoing, and due to a number of variables, any penalties are not estimable at this time. This will impact sale of products for emissions systems to the state and may adversely impact our sales and operating results. The Company is unable to assess the amount of the final monetary cost in this regard, other than legal fees that have been and may continue to be incurred in preparing responses and defending the Company in the inquiry and that there will be an associated cost for penalties in this matter.

WAG is a named defendant in several lawsuits involving claims for damages caused by installation of brakes during the late 1960’s and early 1970’s that contained asbestos. WAG marketed certain brakes, but did not manufacture any brakes. WAG maintained liability insurance coverage to protect its and the Company’s assets from losses arising from the litigation and coverage is provided on an occurrence rather than a claims made basis.

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

Note 6—Comprehensive (Loss) Income

The Company reports comprehensive (loss) income in accordance with ASC 220, Comprehensive Income, which defines comprehensive (loss) income as net (loss) income affected by non-stockholder changes in equity. Comprehensive (loss) income for the thirteen and thirty-nine weeks ended October 2, 2010 and the thirteen and thirty-nine weeks ended October 3, 2009 is as follows (in thousands):

	Thirteen Weeks Ended October 2, 2010	Thirteen Weeks Ended October 3, 2009	Thirty-Nine Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 3, 2009
Net (loss) income	$(13,039)	$781	$(11,030)	$731
Foreign currency translation adjustments	135	59	149	119
Unrealized (loss) gain in investments	(54)	51	11	51

Comprehensive (loss) income	$(12,958)	$891	$(10,870)	$901

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Reserve for Sales Returns and Allowances

Sales returns are recorded in the period in which the related sale is recognized. Credits are issued to customers for returned products which totaled $18.5 million and $14.4 million for the thirty-nine weeks ended October 2, 2010 and October 3, 2009, respectively. The Company’s sales returns and allowances reserve totaled $0.9 million and $1.0 million at October 2, 2010 and January 2, 2010, respectively.

Note 8—Income Taxes

For the thirteen weeks ended October 2, 2010 and October 3, 2009, the effective tax rate for the Company was (533.2)% and 43.6%, respectively. Additionally, for the thirty-nine weeks ended October 2, 2010 and October 3, 2009, the effective tax rate for the Company was 1,081.3% and 76.9%, respectively. The Company’s effective tax rate for the 2010 periods differs from the U.S. federal statutory rate primarily as a result of the recording of an $11.4 million valuation allowance against the Company’s deferred tax assets. The Company’s effective tax rate for the 2009 periods differs from the U.S. federal statutory rate primarily as a result of state income taxes and other non-deductible permanent differences including stock option forfeitures with a tax effected value of $1.1 million recorded during the first and second quarters of 2009.

The valuation allowance for deferred tax assets recorded during the thirteen weeks ended October 2, 2010 is based on a more likely than not threshold. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. We considered the following possible sources of taxable income when assessing the realization of deferred tax assets:

•	Future reversals of existing taxable temporary differences;

•	Future taxable income exclusive of reversing temporary differences and carryforwards;

•	Taxable income in prior carryback years; and

•	Tax-planning strategies.

The assessment regarding whether a valuation allowance is required or should be adjusted also considers, among other matters, the nature, frequency and severity of recent losses of the combined USAP and WAG operations, forecasts of future profitability, the duration of statutory carryforward periods, our experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. Although we expect that the operations of the recently acquired WAG business and our ability to achieve future profitability of these operations was enhanced by the cost reductions that occurred as a result of acquisition and subsequent integration efforts, WAG’s historic operating results remain relevant as they are reflective of the industry and the effect of economic conditions. The fundamental businesses and inherent risks in which the WAG business operates did not change from those which existed prior to the acquisition. We utilized a rolling three year analysis of actual and current year anticipated results as the primary measure of cumulative losses in recent years. However, because a substantial portion of those cumulative losses relate to impairment of intangible assets and goodwill , those three-year cumulative results are adjusted for the effect of these items. In addition the near- and medium-term financial outlook is considered when assessing the need for a valuation allowance.

The valuation of deferred tax assets requires judgment and accounting for deferred tax consequences of events that have been recorded in the financial statements or in the tax returns and our future profitability represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations. Prior to the acquisition of WAG the Company concluded that it was more likely than not that we would realize the deferred tax assets in all jurisdictions. With the acquisition of WAG, based largely in part on the weight of the combined cumulative three-year adjusted loss position, it was determined that it was more likely than not that the Company would not realize its net deferred tax assets.

If, in the future, we generate taxable income in jurisdictions where we have recorded full valuation allowances, on a sustained basis, our conclusion regarding the need for full valuation allowances in these tax jurisdictions could change, resulting in the reversal of some or all of the valuation allowances. If our operations generate taxable income prior to reaching profitability on a sustained basis, we would reverse a portion of the valuation allowance related to the corresponding realized tax benefit for that period, without changing our conclusions on the need for a full valuation allowance against the remaining net deferred tax assets.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of October 2, 2010, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense.

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The Company’s foreign and state income tax returns are open to audit under the statute of limitations for the tax years 2005 through 2009. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Note 9—Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period and potentially dilutive common stock equivalents outstanding for the period. Periods of net loss require the diluted computation to be the same as the basic computation. For the thirteen weeks ended October 2, 2010 and October 3, 2009, options to purchase 1,579,619 and 2,465,776 shares, respectively, of potentially anti-dilutive common stock equivalents were outstanding. For the thirty-nine weeks ended October 2, 2010 and October 3, 2009, options to purchase 1,442,178 and 4,582,191 shares, respectively, of potentially anti-dilutive common stock equivalents were outstanding.

Net (loss) income per share has been computed in accordance with ASC 260, Earnings Per Share. The following table sets forth the computation of basic and diluted net (loss) income per share:

	Thirteen Weeks Ended October 2, 2010	Thirteen Weeks Ended October 3, 2009	Thirty-Nine Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 3, 2009
	(in thousands, except share and per share data)
Net (Loss) Income Per Share
Numerator:
Net (loss) income	$(13,039)	$781	$(11,030)	$731
Denominator:
Weighted-average common shares outstanding (basic)	30,357,988	29,848,694	30,225,194	29,847,398
Common equivalent shares	—	—	—	—
Common equivalent shares from common stock options and warrants	—	1,155,341	—	538,136

Weighted-average common shares outstanding (diluted)	30,357,988	31,004,035	30,225,194	30,385,534

Basic net (loss) income per share	$(0.43)	$0.03	$(0.36)	$0.02
Diluted net (loss) income per share	$(0.43)	$0.03	$(0.36)	$0.02

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

Under these guidelines, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. The Company currently uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based payment awards utilizing the Black-Scholes option pricing model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. As of October 2, 2010, the Company did not have an adequate history of market prices of its common stock as the Company recently became a public company, and as such, the Company estimates volatility using historical volatilities of similar public entities. The expected life of the awards is based on a simplified method which defines the life as the average of the contractual term of the options and the weighted average vesting period for all open tranches. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of awards. The dividend yield assumption is based on the Company’s expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Under the 2007 Omnibus Incentive Plan, the Company granted stock options to purchase 275,000 shares of common stock during the thirteen weeks ended October 2, 2010 at a weighted-average grant date fair value of $7.80 per share. The Company granted stock options to purchase 565,000 shares of common stock during the thirty-nine weeks ended October 2, 2010 at a weighted-average grant date fair value of $7.33 per share. The Company had $3.4 million of unrecognized share-based compensation expense related to stock options outstanding as of October 2, 2010, which expense is expected to be recognized over a weighted-average period of 2.31 years. During the thirteen weeks ended October 2, 2010, options to purchase 42,690 shares were exercised under this plan and the total intrinsic value of such exercised options was $0.2 million. During the thirty-nine weeks ended October 2, 2010, options to purchase 272,436 shares were exercised and the total intrinsic value of the exercised options was $1.3 million. The intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value price of the Company’s common stock for options that were in-the-money as of October 2, 2010.

Under the 2007 New Employee Incentive Plan, there were no new options granted during the thirty-nine weeks ended October 2, 2010. The Company had $0.4 million of unrecognized share-based compensation expense related to stock options outstanding as of October 2, 2010, which expense is expected to be recognized over a weighted-average period of 1.77 years. During the thirty-nine weeks ended October 2, 2010, there were no options exercised under this plan.

Under the 2006 Equity Incentive Plan, there were no new options granted during the thirty-nine weeks ended October 2, 2010. The Company had $0.03 million of unrecognized share-based compensation expense related to stock options outstanding as of October 2, 2010, which expense is expected to be recognized over a weighted-average period of 0.16 years. During the thirty-nine weeks ended October 2, 2010, there were no options exercised under this plan.

On May 5, 2009, the Company issued warrants to purchase up to 30,000 shares of common stock, which warrants terminate seven years after their grant date. The warrants were issued in connection with the financial advisory services provided by a consultant to the Company. The warrants vest in thirty-six equal monthly increments of 833 shares each on the last calendar day of each calendar month commencing May 5, 2009. On April 27, 2010, the Company issued additional warrants to purchase up to 20,000 shares of common stock to the same holder in connection with the financial advisory services provided to the Company. The grant date fair value of the additional warrants issued on April 27, 2010 was $2.12 per share. The Company determined the fair value of the warrants at the date of grant using the Black-Scholes option pricing model based on the estimated fair value of the underlying common stock. There were no warrants exercised in the thirty-nine weeks ended October 2, 2010.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Deferred Compensation Plan

In January 2010, the Company adopted the U.S. Auto Parts Network, Inc. Management Deferred Compensation Plan (the “Deferred Compensation Plan”), for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 90% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is funded by the Company through the purchase of Company-owned life insurance policies with the Company (employer) as the owner and beneficiary, in order to preserve the tax-deferred savings advantages of a non-qualified plan. The plan assets are the cash surrender value of the Company-owned life insurance policies and not associated with the deferred compensation liability. The deferred compensation liabilities (consisting of employer contributions, employee deferrals and associated earnings) are general unsecured obligations of USAP. The Company may at its discretion contribute certain amounts to eligible employee accounts. In January 2010, the Company began to contribute 50% of the first 2% of participants’ eligible contributions into their Deferred Compensation Plan accounts. In September 2010, the Company established a rabbi trust to hold the cash surrender value of the Company-owned life insurance policies. As of October 2, 2010, the assets and associated liabilities of the Deferred Compensation Plan were $0.2 million and $0.2 million, respectively, and are included in other non-current assets and non-current liabilities, respectively, in our consolidated balance sheets. The associated liabilities mainly include the employee contributions of $0.2 million and the employer contributions of $0.03 million made as of October 2, 2010. Included in other income, the Company recorded a gain of $0.02 million for the change in the cash surrender value of the Company-owned life insurance policies during the quarter ended October 2, 2010.

Note 12—Business Combination

On August 12, 2010, the Company completed the purchase (the “Acquisition”) of all of the issued and outstanding shares of WAG, a leader in the automobile aftermarket performance parts and accessories market. Assets acquired include intangible assets consisting of customer relationships, technology, and trade names, and a 350,000 square foot distribution center with offices located in La Salle, Illinois. The purchase price of WAG was $27.5 million in cash, subject to certain adjustments as set forth in that certain Stock Purchase Agreement executed August 2, 2010 (the “Purchase Agreement”) among Go Fido, Inc., WAG, 2000 Riverside Capital Appreciation Fund, L.P. and the other stockholders of WAG. The Acquisition should provide the Company with product line expansion into all terrain vehicles, recreational vehicles and motorcycles, as well as deep product knowledge into niche segments like Jeep, Volkswagen and truck enthusiasts. This expansion in the product line would increase the Company’s customer reach in the do-it-yourself automobile and off-road accessories market. In addition, WAG’s state-of-the-art Midwest facility located in Illinois, which was custom built for business-to-consumer distribution of auto parts, would allow the Company to complete a three-distribution center network. With this three-distribution center network, 95% of customers in the U.S. are expected to receive parts within two days of purchase using ground or common carriage. The Company believes that the combination of WAG’s established brands and focus on the customer experience, coupled with the Company’s capacity to compete online, is expected to create opportunity for growth. These expected synergies from the Acquisition resulted in the goodwill of $5.5 million. See purchase price allocation table below for further details.

The Acquisition has been accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. Accordingly, the assets and liabilities of WAG have been recorded as of the acquisition date at their respective fair values, and combined with the Company’s assets and liabilities. The results of operations of WAG and the estimated fair market values of the acquired assets and liabilities have been included in the unaudited condensed consolidated financial statements from the date of the Acquisition.

The purchase price has been allocated based on an estimate of the fair value of assets and liabilities acquired as of the date of acquisition. The determination of estimated fair value requires management to make significant estimates and assumptions. The current allocation of the purchase price to property equipment and intangible assets acquired and goodwill is based on a preliminary valuation study. In addition, we are currently evaluating the terms of the operating lease acquired from WAG to determine whether such terms are favorable or unfavorable compared with the market terms of leases of the same or similar items at the acquisition date. The allocation of the purchase price will be adjusted to reflect the results of the final valuation study in the future.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price for the Acquisition was preliminarily allocated to assets purchased and liabilities assumed as follows (in thousands):

Purchase price paid in cash (i)	$27,500
Estimated purchase price adjustment (ii)	(2,216)

Estimated purchase price	$25,284

Purchase price allocation is presented below:
Assets:
Accounts receivable	2,598
Inventory	11,948
Deferred income taxes	252
Property and equipment	19,504
Intangible assets (Note 4)	13,050
Other assets	2,980

Total assets	$50,332

Liabilities:
Accounts payable	$(23,244)
Accrued expenses	(5,086)
Deferred income taxes	(1,573)
Other liabilities	(677)

Total liabilities	$(30,580)

Goodwill (iii) (Note 4)	$5,532

Estimated purchase price	$25,284

(i)	Represents the purchase price paid in cash at the closing of the Acquisition of $27.5 million.

(ii)	The estimated purchase price adjustment of $2.2 million represents the amount that USAP believes the shareholders of WAG are obligated to pay to USAP for the negative working capital amount of WAG on the acquisition date determined in accordance with the Purchase Agreement. The Purchase Agreement sets forth the definitions of net working capital and includes procedures for WAG and USAP to determine the working capital amount of WAG on the acquisition date. The $2.2 million estimate is based on USAP’s calculation of the working capital of WAG on the acquisition date and, upon final determination of the working capital number in accordance with the Purchase Agreement, may materially change.

(iii)	The goodwill resulting from this Acquisition is non-deductible for tax purposes.

The following unaudited pro forma condensed combined statements of operation present the combined results of the Company’s operations with WAG as if the acquisition had occurred on January 1, 2009 (in thousands, except share and per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net sales	$83,794	$74,733	$258,435	$224,802
Net (loss) income	(3,471)	663	(9,435)	(9,032)
Basic net (loss) income per share	(0.11)	0.02	(0.31)	(0.30)
Diluted net (loss) income per share	(0.11)	0.02	(0.31)	(0.30)
Weighted average shares used in computing basic net (loss) income per common share	30,357,988	29,848,694	30,225,194	29,847,398
Weighted average shares used in computing diluted net (loss) income per common share	30,357,988	31,004,035	30,225,194	29,847,398

For the quarter ended October 2, 2010, the net sales of $13.6 million and the net loss of $2.9 million of WAG were included in the unaudited condensed consolidated statement of operations since the acquisition date of August 12, 2010.

Related to the Acquisition, the Company incurred restructuring costs of $1.6 million, which were recorded in the general and administrative expenses.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Notes Payable

On August 13, 2010, the Company executed a Loan and Security Agreement (the “Loan Agreement”) and other definitive documentation for a $35 million secured credit facility (the “Facility”). Silicon Valley Bank is the lender under the Facility. The Facility is comprised of a term loan in the original principal amount of $25 million and a revolving line of credit with availability up to $10 million. The Facility has a final maturity date of June 30, 2014, and borrowings under the Facility bear interest, at the election of the Company, at LIBOR plus a margin of from 2.00% to 3.00% per annum, or at the Wall Street Journal Prime Rate plus a margin of from 1.00% to 2.00% per annum, based upon the Company’s maximum funded debt ratio. An unused revolving line fee is payable on the undrawn committed amount of the revolving line of credit. Interest on outstanding borrowings under the term loan and the revolving line of credit is payable no less than quarterly, and the outstanding principal of the term loan amortized over four years and payable quarterly, with any outstanding amount under the Facility to be paid in full on the final maturity date. Borrowings under the Facility are secured by liens over all assets of the Company, including shares of stock in each of the Company’s subsidiaries. Ten of the Company’s subsidiaries are acting as co-borrowers under the Facility.

The Loan Agreement requires the Company to comply with a number of covenants, including financial covenants related to Maximum Funded Debt to Consolidated EBITDA, Liquidity, and Consolidated Fixed Charge Coverage Ratios; negative pledge requirements; requirements to deliver quarterly and annual consolidated financial statements; requirements to maintain adequate insurances; prohibitions on changes in the business and disposition of the Company’s assets; and other customary covenants. The Loan Agreement includes usual and customary events of default and remedies for facilities of this nature.

At October 2, 2010, the one-month LIBOR rate and the margin were 1.25% and 3.00% per annum, respectively. The Company had no borrowings on the revolving line of credit at October 2, 2010. The Company was in compliance with all such covenants as of October 2, 2010.

The term loan of $25 million is to be repaid according to the following schedule (in thousands):

Payments Due by Period
Total	2010	2011	2012	2013	2014
$25,000	$2,000	$5,125	$6,250	$6,875	$4,750

The following table presents the carrying amount and the estimated fair value of the term loan as of October 2, 2010 (in thousands):

	Carrying Amount	Fair Value
Long-term notes payable	$25,000	$25,000

Note 14 – Subsequent Events

The Company has been advised that Robert J. Majteles, the Company’s Chairman, entered into a written sales plan intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (the “Plan”) to sell certain shares of the Company’s common stock to be issued upon the exercise of options granted to Mr. Majteles by the Company on various dates. The Plan was established during an “open window” consistent with the Company’s insider trading policy, and under Mr. Majteles’ belief that he was not in possession of material non-public information.

Shares may be sold under the Plan at any time that the Company’s stock attains certain pre-arranged minimum prices as set forth in the Plan, which prices are at a significant premium to the current trading price for our common stock. Sales may take place beginning as early as December 11, 2010 and will terminate upon the earlier of the sale of all the shares in the Plan or November 11, 2012, or as otherwise provided under the Plan. Mr. Majteles will have no control over the timing of any sales under the Plan, and there is no guarantee that the shares covered by the Plan will actually be sold. The Plan covers up to 120,000 shares, which represents a portion of Mr. Majteles’ holdings in the Company’s common stock.

The Company has been advised that Shane Evangelist, the Company’s CEO, entered into a written sales plan intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (the “Plan”) to sell certain shares of the Company’s common stock previously purchased by Mr. Evangelist in order to pay taxes on shares issued as part of his bonus compensation for 2009. The Plan was established during an “open window” consistent with the Company’s insider trading policy, and under Mr. Evangelist’s belief that he was not in possession of material non-public information.

        Shares may be sold under the Plan at a pre-established price between December 12, 2010 and March 31, 2011, with any shares remaining unsold but necessary to generate proceeds to pay the taxes to be sold at market prices between March 31, 2011 and April 4, 2011. Because the amount of tax due and the sale price of the shares is not certain at this time, Mr. Evangelist intends to use any proceeds in excess of the taxes due to purchase additional shares of Company stock in the open market. The Plan shall terminate upon the earlier of the sale of all the shares in the Plan or April 10, 2011. Mr. Evangelist will have no control over the timing of any sales under the Plan, and there is no guarantee that the shares covered by the Plan will actually be sold. Total sales of stock under the Plan shall not exceed $1,010,100.

Actual sales made pursuant to either of the Plans will be disclosed publicly through Form 4 and Form 144 filings with the SEC.

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

International Operations. In April 2007, we entered into a purchase agreement to bring in-house certain sales and customer service employees based in the Philippines who were providing support to us through our outsourced call center provider, Access Worldwide. As of the closing of this transaction, approximately 171 of the Access Worldwide employees had agreed to transition over to direct employment by our Philippines subsidiary. The purchase price for the right to acquire this assembled workforce was approximately $1.7 million. We had 895 employees in our Philippines operations as of October 2, 2010. In addition to our Philippines operations, we own a Canadian subsidiary to facilitate sales of our products in Canada which currently has no employees. We believe that the cost advantages of our offshore operations provide us with the ability to grow our business in a cost-effective manner, and we expect to continue to add headcount and infrastructure to our offshore operations.

Acquisitions. From time to time, we may acquire certain businesses, websites, domain names or other assets. In May 2006, we completed the acquisition of All OEM Parts, Inc., The Partsbin.com, Inc., and their affiliated companies (Partsbin), which expanded our product offering and enhanced our ability to reach more customers. The Partsbin acquisition significantly increased our net sales and added a complementary, proprietary drop-ship order fulfillment method, and operations in Canada. In the third quarter of 2009, we completed the acquisition of the assets of a small website and the related domain names which further expanded and enhanced our product offering and our ability to reach more customers. In the first quarter of 2010, we completed two additional website and domain name asset acquisitions, which we expect will increase our net sales and internet traffic. As we disclosed in “Note 12- Business Combination”, Go Fido, Inc., a wholly-owned subsidiary of USAP, completed the purchase of all of the outstanding capital stock of Automotive Specialty Accessories and Parts, or WAG, and WAG is now a wholly-owned subsidiary of Go Fido, Inc. WAG’s state-of-the-art Midwest facility expands the Company’s distribution network and the merchandise WAG offers extends the Company’s go to market product-lines. The Company also believes that the Acquisition brings to the Company the strong brands of WAG and their customer reach in the do-it-yourself automobile and off-road accessories market. We may pursue additional acquisition opportunities in the future to increase our share of the aftermarket auto parts market or expand our product offerings.

Executive Summary

The Company reported net sales for the third quarter ended October 2, 2010 (“Q3 2010”) of $72.3 million compared with the net sales for the third quarter ended October 3, 2009 (“Q3 2009”) of $47.0 million. Excluding $13.6 million of revenues from the acquisition of WAG, net sales were $58.7 million, an increase of 25% over Q3 2009 net sales. Q3 2010 net loss was $13.0 million or $0.43 per share, compared with Q3 2009 net income of $0.8 million or $0.03 per diluted share. Q3 2010’s net loss includes a deferred tax assets of $11.4 million or $0.38 per share and a net loss of $2.9 million or $0.10 per diluted share related to WAG of which $1.6 million of the loss net of tax was attributable to restructuring and acquisition expenses. Q3 2010 net loss also includes $0.3 million net of tax for legal fees associated with intellectual property litigation compared with $0.2 million net of tax for Q3 2009. The Company generated Adjusted EBITDA (Earnings before Interest, Taxes, Depreciation, and Amortization and plus current year’s stock compensation expense, legal costs to enforce intellectual property rights, restructuring and acquisition expenses, and charge for change in revenue recognition) of $4.1 million for Q3 2010 compared to $3.7 million for Q3 2009. Excluding WAG’s Adjusted EBITDA loss of $0.1 million, Adjusted EBITDA was $4.2 million for Q3 2010, an increase of 14% over Q3 2009. Adjusted EBITDA is presented because such measure is used by rating agencies, securities analysis, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income as an indicator of the Company’s operating performance or as an alternative to cash flows as measures of the Company’s overall liquidity as presented in the Company’s consolidated financial statements. Furthermore, Adjusted EBITDA measure shown for the Company may not be comparable to similarly titled measures used by other companies.

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

The table below reconciles net (loss) income to consolidated Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended October 2, 2010	Thirteen Weeks Ended October 3, 2009	Thirty-Nine Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 3, 2009
Consolidated
Net (loss) income	$(13,039)	$781	$(11,030)	$731
Interest expense (income), net	187	(32)	132	(172)
Income tax provision	10,979	604	12,154	2,436
Amortization of intangibles	919	60	1,164	580
Depreciation and amortization	2,547	1,302	6,483	3,454

EBITDA	1,593	2,715	8,903	7,029

Share-based compensation	640	854	2,112	2,701
Legal costs to enforce intellectual property rights	306	175	2,199	175
Charge for change in revenue recognition	—	—	411	—
Add back legal restructuring	355	—	355	—
Add back other restructuring	1,235	—	1,235	—

Adjusted EBITDA	$4,129	$3,744	$15,215	$9,905

	Thirteen Weeks Ended October 2, 2010	Thirteen Weeks Ended October 3, 2009	Thirty-Nine Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 3, 2009
USAP excluding WAG
Net (loss) income	$(10,136)	$781	$(8,127)	$731
Interest expense (income), net	139	(32)	83	(172)
Income tax provision	10,979	604	12,154	2,436
Amortization of intangibles	124	60	369	580
Depreciation and amortization	2,197	1,302	6,132	3,454

EBITDA	3,303	2,715	10,611	7,029

Share-based compensation	640	854	2,112	2,701
Legal costs to enforce intellectual property rights	306	175	2,199	175
Charge for change in revenue recognition	—	—	411	—
Adjusted EBITDA	$4,249	$3,744	$15,333	$9,905

Change in Fiscal Year

The Company’s fiscal year is based on a 52/53 week fiscal year ending on the first Saturday following December 31. The change in the Company’s reporting year from a calendar year to a 52/53 week fiscal year was disclosed and effective as of January 1, 2009; therefore, there was no transition period in connection with this change in the Company’s fiscal year end.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There were no significant changes to our critical accounting policies during the quarter ended October 2, 2010, as compared to those policies disclosed in our annual report on Form 10-K for the fiscal year ended January 2, 2010, except for the change in accounting for revenue recognition due to the amendment of freight contract terms as described in “Note 1- Summary of Significant Accounting Policies—Revenue Recognition” of our Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth certain unaudited statements of operations data for the periods indicated:

	Thirteen Weeks Ended October 2, 2010	Thirteen Weeks Ended October 3, 2009	Thirty-Nine Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 3, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.8	64.1	65.8	63.7

Gross profit	33.2	35.9	34.2	36.3
Operating expenses:
Marketing	15.4	13.5	14.0	13.3
General and administrative	11.3	10.9	11.2	11.3
Fulfillment	5.7	6.2	5.6	6.4
Technology	2.3	2.3	2.1	2.6
Amortization of intangibles	1.3	0.1	0.6	0.4

Total operating expenses	35.9	33.1	33.6	34.0
(Loss) income from operations	(2.7)	2.8	0.6	2.3
Other (expense) income:
Other income	0.2	0.0	0.1	0.0
Interest (expense) income	(0.3)	0.1	(0.1)	0.1

Total other (expense) income, net	(0.1)	0.1	0.0	0.1
(Loss) income before income taxes	(2.8)	2.9	0.6	2.4
Income tax provision	15.2	1.3	6.7	1.9

Net (loss) income	(18.0)%	1.7%	(6.1)%	0.6%

Estimated Impact of the Change in Fiscal Year to a 52/53 Week on the Thirty-Nine Weeks Ended October 3, 2009.

•

Net sales increased by $1.4 million for the thirty-nine weeks ended October 3, 2009 due to three additional business days during the first quarter of 2009. There was no impact of the one less business day in the second quarter of 2009 because it was offset by the one additional business day in the third quarter of 2009. Excluding these additional three business days, net sales would have been $129.1 million compared to $130.5 million as reported.

•	Net income would have been $0.6 million or $0.02 per diluted share.

•	We do not anticipate that the change to the 52/53 week fiscal year will have a material effect on future quarters.

Thirteen and Thirty-Nine Weeks Ended October 2, 2010 Compared to Thirteen and Thirty-Nine Weeks Ended October 3, 2009

Net Sales and Gross Margin

	Thirteen Weeks Ended October 2, 2010	Thirteen Weeks Ended October 3, 2009	Thirty-Nine Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 3, 2009
	(in thousands)
Net sales	$72,349	$47,043	$181,828	$130,512
Cost of sales	48,342	30,144	119,617	83,105

Gross profit	$24,007	$16,899	$62,211	$47,407
Gross margin	33.2%	35.9%	34.2%	36.3%

Net sales increased $25.3 million or 53.8% and $51.3 million or 39.3% for the thirteen and thirty-nine weeks ended October 2, 2010, compared to the thirteen and thirty-nine weeks ended October 3, 2009, respectively. Excluding the WAG acquisition, net sales increased $11.6 million or 24.9% and $37.7 million or 28.9% for the thirteen and thirty-nine weeks ended October 2, 2010, compared to the thirteen and thirty-nine weeks ended October 3, 2009, respectively. The year over year increase for the quarter was primarily due to a 23.9% increase in our online business, which consists of our e-commerce and online marketplace channels, as well as advertising sold on our e-commerce sites. Our e-commerce channel includes a network of e-commerce websites, supported by our call-center sales agents who generate cross-sell and up-sell opportunities. We also sell our products through our online marketplaces, which primarily consist of auction and other third-party websites. Our offline business, which consists of our Kool-Vue and wholesale operations, increased 38.1%. The year over year increase for the thirty-nine week period was primarily due to a 28.1% increase in our online business and a 38.6% increase in our offline business. Excluding the additional three business days in 2009, the thirty-nine week period would have been $129.1 million resulting in a 40.8% year over year increase for the current thirty-nine week period ended October 2, 2010.

E-commerce net sales increased $21.2 million or 55.8% to $59.2 million from $38.0 million for the thirteen weeks ended October 2, 2010 and October 3, 2009, respectively. E-commerce net sales increased $39.1 million or 37.6% to $143.2 million from $104.1 million for the thirty-nine weeks ended October 2, 2010 and October 3, 2009, respectively. Excluding the WAG acquisition, E-commerce net sales increased $8.1 million or 21.3% and $26.0 million or 25.0% for the thirteen and thirty-nine weeks ended October 2, 2010, compared to the thirteen and thirty-nine weeks ended October 3, 2009, respectively. The total number of placed orders in our e-commerce channel increased to 582,000 and 1,445,000 orders for the thirteen and thirty-nine weeks ended October 2, 2010, respectively, compared to 386,000 and 1,065,000 orders for the thirteen and thirty- nine weeks ended October 3, 2009, respectively. Excluding the WAG acquisition, e-commerce placed orders increased to 474,000 and 1,337,000 orders for the thirteen and thirty-nine weeks ended October 2, 2010. The increase for both periods was primarily attributed to an increase in unique visitors to our websites, a higher conversion rate and an increase in revenue capture rate, which is the amount of dollars retained by us after taking into consideration any credit card declines, returns, and product fulfillment. Excluding the WAG acquisition and the three additional business days in 2009, e-commerce net sales for the thirty-nine week period ended October 3, 2009 would have been $103.1 million resulting in a 25.8% year over year increase for the current thirty-nine week period ended October 2, 2010.

Online marketplace net sales increased $2.8 million or 53.9% to $8.0 million for the thirteen weeks ended October 2, 2010 from $5.2 million for the thirteen weeks ended October 3, 2009. Online marketplace net sales increased $8.4 million or 56.0% to $23.4 million for the thirty-nine week period ended October 2, 2010 from $15.0 million for the thirty-nine weeks ended October 3, 2009. Excluding the WAG acquisition, online marketplace net sales increased $2.7 million or 51.9% and $8.3 million or 55.3% for the thirteen and thirty-nine weeks ended October 2, 2010, compared to the thirteen and thirty-nine weeks ended October 3, 2009, respectively. The increase for both periods was primarily due to more auctions listed. Excluding the WAG acquisition and the three additional business days in 2009, online marketplace net sales for the thirty-nine week period ended October 3, 2009 would have been $14.8 million resulting in a 56.8% year over year increase for the current thirty-nine week period ended October 2, 2010.

Our offline business, which consists of sales from our Kool-Vue TM and wholesale operations, increased 46.0% or $1.3 million and 41.2% or $3.7 million for the thirteen and thirty-nine weeks ended October 2, 2010, compared to the thirteen and thirty-nine weeks ended October 3, 2009, respectively. Excluding the WAG acquisition, offline business net sales increased $1.1 million or 38.1% and $3.5 million or 38.6% for the thirteen and thirty-nine weeks ended October 2, 2010, compared to the thirteen and thirty-nine weeks ended October 3, 2009, respectively. The increase year over year is primarily due to an increase in our customer base. Excluding the WAG acquisition and the three additional business days in 2009, offline business net sales for the thirty-nine week period ended October 3, 2009 would have been $8.9 million resulting in a 40.2% year over year increase for the current thirty-nine week period ended October 2, 2010.

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

Gross profit increased $7.1 million or 42.1% during the thirteen weeks ended October 2, 2010, as compared to the thirteen weeks ended October 3, 2009. Excluding the WAG acquisition, gross profit increased $2.3 million or 13.6% primarily due to increased sales across all sales channels except for advertising sold on our e-commerce sites. Gross margin decreased by 270 basis points to 33.2% for the thirteen weeks ended October 2, 2010. Excluding the WAG acquisition, gross margin was 32.7% for the thirteen weeks ended October 2, 2010. Gross margin was unfavorably impacted by increased freight expense of 1.2%, a discontinuation of high margin loyalty programs of 0.8% and 1.0% from a mix shift from body to engine parts. Gross profit increased $14.7 million or 31.2% during the thirty-nine weeks ended October 2, 2010, as compared to the thirty-nine weeks ended October 3, 2009. Excluding the WAG acquisition, gross profit increased $10.0 million or 21.1% primarily due to increased sales across all sales channels except for advertising sold on our e-commerce sites. Gross margin decreased by 210 basis points to 34.2% primarily due to an unfavorable freight mix to common carriage freight versus parcel freight, combined with overall higher freight charges associated with fuel surcharges.

Marketing Expense

	Thirteen Weeks Ended October 2, 2010	Thirteen Weeks Ended October 3, 2009	Thirty-Nine Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 3, 2009
	(in thousands)
Marketing expense	$11,145	$6,351	$25,496	$17,367
Percent of net sales	15.4%	13.5%	14.0%	13.3%

Marketing expense increased $4.8 million or 75.4% and $8.1 million or 46.8% for the thirteen and thirty-nine weeks ended October 2, 2010, compared to the thirteen and thirty-nine weeks ended October 3, 2009, respectively. Marketing expense as a percentage of net sales increased by 1.9% and 0.7% for the thirteen and thirty-nine weeks ended October 2, 2010 compared to the thirteen weeks ended October 3, 2009, primarily due to higher amortization costs related to software developments in the current periods and increased catalog advertising costs related to WAG. Excluding the WAG acquisition, marketing expense increased $1.7 million or 26.6% and $5.0 million or 28.9% for the thirteen and thirty-nine weeks ended October 2, 2010, compared to the thirteen and thirty-nine weeks ended October 3, 2009, respectively. Excluding the WAG acquisition, marketing expense as a percentage of net sales was 13.7% for the thirteen weeks ended October 3, 2010. The percentage increase was primarily due to higher amortization from software deployments this year and additional marketing services partially offset by efficient marketing spend. Excluding the WAG acquisition, marketing expense as a percentage of net sales was flat at 13.3% for the thirty-nine weeks ended October 2, 2010.

General and Administrative Expense

	Thirteen Weeks Ended October 2, 2010	Thirteen Weeks Ended October 3, 2009	Thirty-Nine Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 3, 2009
	(in thousands)
General and administrative expense	$8,156	$5,131	$20,288	$14,707
Percent of net sales	11.3%	10.9%	11.2%	11.3%

General and administrative expenses increased $3.0 million or 59.0% for the thirteen weeks ended October 2, 2010, compared to the thirteen weeks ended October 3, 2009. General and administrative expense as a percentage of net sales increased by 0.4% for the thirteen weeks ended October 2, 2010, compared to the thirteen weeks ended October 3, 2009, primarily due to $1.6 million of integration expense related to the WAG acquisition, offset by increase in fixed cost leverage from higher sales. General and administrative expenses increased $5.6 million or 37.9% for the thirty-nine weeks ended October 2, 2010, compared to the thirty-nine weeks ended October 3, 2009. General and administrative expense as a percentage of net sales decreased by 0.1% for the thirty-nine weeks ended October 2, 2010, compared to the thirty-nine weeks ended October 3, 2009, primarily due to fixed cost leverage from higher sales partially offset by an increase in legal costs to protect our intellectual property and integration expense related to the WAG acquisition. Excluding the WAG acquisition, general and administrative expense increased $0.5 million or 9.6% and $3.0 million or 20.7% for the thirteen and thirty-nine weeks ended October 2, 2010, compared to the thirteen and thirty-nine weeks ended October 3, 2009, respectively. Excluding the WAG acquisition, general and administrative expense as a percentage of net sales was 9.6% and 10.6% for the thirteen and thirty-nine weeks ended October 3, 2010. The decrease is primarily due to fixed cost leverage from higher sales.

Fulfillment Expense

	Thirteen Weeks Ended October 2, 2010	Thirteen Weeks Ended October 3, 2009	Thirty-Nine Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 3, 2009
	(in thousands)
Fulfillment expense	$4,102	$2,926	$10,269	$8,386
Percent of net sales	5.7%	6.2%	5.6%	6.4%

Fulfillment expense increased $1.2 million or 40.2% and $1.9 million or 22.5% for the thirteen and thirty-nine weeks ended October 3, 2010, compared to the thirteen and thirty-nine weeks ended October 3, 2009, respectively. Fulfillment expense as a percentage of net sales decreased by 0.5% and 0.8% for the thirteen and thirty-nine weeks ended October 3, 2010, primarily due to fixed cost leverage from higher sales. Excluding the WAG acquisition, fulfillment expense increased $0.5 million or 16.4% and $1.2 million or 14.2% for the thirteen and thirty-nine weeks ended October 2, 2010, compared to the thirteen and thirty-nine weeks ended October 3, 2009, respectively. Excluding the WAG acquisition, fulfillment expense as a percentage of net sales was 5.6% and 5.7% for the thirteen and thirty-nine weeks ended October 3, 2010. The decrease is primarily due to fixed cost leverage from higher sales.

Technology Expense

	Thirteen Weeks Ended October 2, 2010	Thirteen Weeks Ended October 3, 2009	Thirty-Nine Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 3, 2009
	(in thousands)
Technology expense	$1,665	$1,103	$3,841	$3,374
Percent of net sales	2.3%	2.3%	2.1%	2.6%

Technology expense increased $0.6 million or 51.0% and $0.5 million or 13.8% for the thirteen and thirty-nine weeks ended October 2, 2010, compared to the thirteen and thirty-nine weeks ended October 3, 2009, respectively. Technology expense as a percentage of revenue was flat at 2.3% for the thirteen weeks ended October 2, 2010 compared to the thirteen weeks ended October 3, 2009. Technology as a percentage of net sales decreased 0.5% for the thirty-nine weeks ended October 2, 2010 compared to the thirty-nine weeks ended October 3, 2009 primarily due to fixed cost leverage from higher sales. Excluding the WAG acquisition, technology expense was flat at $1.1 million and decreased $0.1 million or 1.6% for the thirteen and thirty-nine weeks ended October 2, 2010, compared to the thirteen and thirty-nine weeks ended October 3, 2009, respectively. Excluding the WAG acquisition, technology expense as a percentage of net sales was 1.9% and 2.0% for the thirteen and thirty-nine weeks ended October 3, 2010. The decrease is primarily due to fixed cost leverage from higher sales.

Amortization of Intangibles

	Thirteen Weeks Ended October 2, 2010	Thirteen Weeks Ended October 3, 2009	Thirty-Nine Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 3, 2009
	(in thousands)
Amortization of Intangibles	$919	$60	$1,164	$580
Percent of net sales	1.3%	0.1%	0.6%	0.4%

Amortization of intangibles increased by $0.9 million or 1431.6% and $0.6 million or 100.7% for the thirteen and thirty-nine weeks ended October 2, 2010, compared to the thirteen and thirty-nine weeks ended October 3, 2009, respectively. The increase for both periods was primarily related to the acquisition of WAG. We estimate aggregate amortization expense for fiscal years ending 2010, 2011, 2012, 2013, 2014, and thereafter to be approximately $1.6 million, $2.7 million, $1.8 million, $1.2 million, $0.9 million, and $1.1 million, respectively. Excluding the WAG acquisition, amortization of intangibles was flat at $0.1 million and decreased $0.2 million or 36.4% for the thirteen and thirty-nine weeks ended October 2, 2010, compared to the thirteen and thirty-nine weeks ended October 3, 2009, respectively. The decrease for the thirty-nine week period was primarily due to the full amortization of certain intangible assets in the prior period.

Interest (Expense) Income

	Thirteen Weeks Ended October 2, 2010	Thirteen Weeks Ended October 3, 2009	Thirty-Nine Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 3, 2009
	(in thousands)
Interest (expense) income	$(214)	$32	$(214)	$172

Interest expense increased by $0.2 million and $0.4 million for the thirteen and thirty-nine weeks ended October 2, 2010, compared to the thirteen and thirty-nine weeks ended October 3, 2009, respectively, primarily due to the interest on the new term loan of $25 million borrowed in August 2010.

Income Tax Provision

	Thirteen Weeks Ended October 2, 2010	Thirteen Weeks Ended October 3, 2009	Thirty-Nine Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 3, 2009
	(in thousands)
Income tax provision	$10,979	$604	$12,154	$2,436

For the thirteen weeks ended October 2, 2010 and October 3, 2009, the effective tax rate for the Company was (533.2)% and 43.6%, respectively. Additionally, for the thirty-nine weeks ended October 2, 2010 and October 3, 2009, the effective tax rate for the Company was 1,081.3% and 76.9%, respectively. The Company’s effective tax rate for the 2010 periods differs from the U.S. federal statutory rate primarily as a result of the recording of an $11.4 million valuation allowance against the Company’s deferred tax assets which resulted in the increase in the income tax provision for the thirteen weeks and thirty-nine weeks ended October 2, 2010 as compared to the same periods ended October 3, 2009. The Company’s effective tax rate for the 2009 periods differs from the U.S. federal statutory rate primarily as a result of state income taxes and other non-deductible permanent differences including stock option forfeitures with a tax effected value of $1.1 million recorded during the first and second quarters of 2009.

Liquidity and Capital Resources

We have historically funded our operations from cash generated from operations, credit facilities, bank and stockholder loans, an equity financing and capital lease financings.

We had cash and cash equivalents of $24.5 million as of October 2, 2010, representing a $1.3 million decrease from $26.2 million of liquid assets as of January 2, 2010. The decrease in our cash and cash equivalents as of October 2, 2010 was primarily due to our acquisition of Whitney Automotive Group, or WAG, investments in property and equipment, purchases of marketable securities, purchase of inventory and cash paid for intangible assets, which was offset in part from cash generated from operations in the current period and proceeds from notes payable.

Net cash provided by operating activities decreased by $9.1 million to $1.3 million from $10.4 million for the thirty-nine weeks ended October 2, 2010 and October 3, 2009, respectively. The change in cash from operating activities was primarily due to the purchase of inventory.

Net cash flows used in investing activities increased by $19.1 million to $28.4 million from $9.3 million for the thirty-nine weeks ended October 2, 2010 and October 3, 2009, respectively. The change in cash from investing activities was primarily due to the cash paid for the acquisition of WAG of $27.5 million and an increase in fixed asset purchases of $3.2 million, offset by the increase in net cash provided from sales of investments of $12.2 million.

Cash provided by financing activities for the thirty-nine weeks ended October 2, 2010 totaled $25.3 million, primarily due to proceeds of $25.0 million from our note payable.

We had working capital of $24.4 million as of October 2, 2010. The historical seasonality in our business during the fourth and first calendar quarters of each year cause cash and cash equivalents, inventory and accounts payable to be generally higher in these quarters, resulting in fluctuations in our working capital. In the third quarter of fiscal 2010, the Company executed a $35 million secured credit facility with Silicon Valley Bank and received a proceed from the facility in the amount of $25 million, which also resulted in a fluctuation in our working capital as of October 2, 2010. We anticipate that funds generated from operations, cash on hand will be sufficient to meet our working capital needs, expected capital expenditures and the servicing of the debt for at least the next twelve months. Our future capital requirements may, however, vary materially from those now planned or anticipated. Changes in our operating plans, lower than anticipated net sales, additional acquisitions, increased expenses, continued or worsened economic conditions, or other events, including those described in “Risk Factors,” may cause us to seek debt or equity financings in the future. Financings may not be available on acceptable terms, on a timely basis, or at all, and our failure to raise adequate capital when needed could negatively impact our growth plans and our financial condition and results of operations. In addition, our $4.1 million (fair value) of ARPS investments as of October 2, 2010 remain classified as long-term investments as a result of failed auctions and market liquidity issues. We may not have immediate access to those funds.

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

Contractual Obligations

We have not entered into any significant commitments or contractual obligations that have not been previously disclosed in our Annual Report on Form 10-K for the year ended January 2, 2010, as filed with the SEC on March 15, 2010 other than the following:

In connection with the acquisition of WAG (see Note 12), we have continued with the lease agreement originally entered by WAG on January 1, 2003 and amended on October 3, 2003 and February 1, 2008. The agreement was entered between JCM Management LLC and Stylin’ Concepts Corp. The leased property is located at 7820 E Pleasant Valley Road, Independence, Ohio 44131 and is approximately 60,845 square feet. The lease expires on January 31, 2013, with two five-year renewal options.

Commencing on February 1, 2008, the rent is $0.2 million per year, payable in equal monthly installments of $0.02 million on the first day of each month during the initial term.

Also, in connection with the acquisition of WAG, we have continued with the sublease agreement originally entered by WAG on December 4, 2007 with Marketing Werks, Inc.The sublease property which is located at the 30th Floor of the building located at 111 E. Wacker Drive, Chicago, Illinois 60601 is approximately 22,323 square feet. The term of the lease commenced on May 14, 2008 and will expire on January 13, 2017.

The annual base rent for the initial lease term through January 31, 2009 is $0.3 million with an annual escalation of $0.1 million commencing from February 1,2009 through the remaining lease term.

As of October 2, 2010, we are evaluating the terms of the operating leases acquired from WAG to determine whether such terms are favorable or unfavorable compared with the market terms of leases of the same or similar items at the acquisition date.

On August 13, 2010, the Company executed a Loan and Security Agreement (the “Loan Agreement”) and other definitive documentation for a $35 million secured credit facility (the “Facility”). Silicon Valley Bank is the lender under the Facility. The Facility is comprised of a term loan in the original principal amount of $25 million and a revolving line of credit with availability up to $10 million. The Facility has a final maturity date of June 30, 2014, and borrowings under the Facility bear interest, at the election of the Company, at LIBOR plus a margin of from 2.00% to 3.00% per annum, or at the Wall Street Journal Prime Rate plus a margin of from 1.00% to 2.00% per annum, based upon the Company’s maximum funded debt ratio. An unused revolving line fee is payable on the undrawn committed amount of the revolving line of credit. Interest on outstanding borrowings under the term loan and the revolving line of credit is payable no less than quarterly, and the outstanding principal of the term loan amortized over four years and payable quarterly, with any outstanding amount under the Facility to be paid in full on the final maturity date. Borrowings under the Facility are secured by liens over all assets of the Company, including shares of stock in each of the Company’s subsidiaries. Ten of the Company’s subsidiaries are acting as co-borrowers under the Facility.

The term loan of $25 million is to be repaid according to the following schedule (in thousands):

Payments Due by Period
Total	2010	2011	2012	2013	2014
$25,000	$2,000	$5,125	$6,250	$6,875	$4,750

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Rate Risk. Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial commodity market prices and rates. We are exposed to market risk primarily in the area of changes in United States interest rates and conditions in the credit markets. We also have some exposure related to foreign currency fluctuations. We do not have derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities.

Interest Rate Risk. Our investment securities generally consist of high-grade auction rate preferred securities. As of October 2, 2010, our long-term investments included $4.1 million (fair value) of investments in ARPS, which consist of high-grade (A or AAA rated) collateralized debt obligations issued by municipalities and state agencies. Our ARPS have an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of ARPS because the amount of securities submitted for sale has exceeded the amount of purchase orders for these securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other- than- temporary, we would be required to adjust the carrying value of the investment through an impairment charge.

On February 13, 2008, we were informed that there was insufficient demand at auctions for four of our high-grade ARPS, representing approximately $7.8 million. As a result, these affected securities are currently not liquid and the interest rates have been reset to the predetermined higher rates. For the period February 13, 2008 through October 2, 2010, we have received partial redemptions at par on all four ARPS totaling $3.5 million. The remaining principal balance on our ARPS is $4.1 million as of October 2, 2010.

In the event we need to access the funds that are in an illiquid state, we will not be able to do so without the possible loss of principal until a future auction for these investments is successful or they are redeemed by the issuer. At this time, management has not obtained sufficient evidence to conclude that these investments are impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. If we are unable to sell these securities in the market or they are not redeemed, then we may be required to hold them indefinitely. We do not expect to have a need to access these funds for operational purposes for the foreseeable future. We plan to continue to monitor and evaluate these investments on an ongoing basis for impairment. Based on our ability to access our cash and other short-term investments, our expected cash flows, and our other sources of cash, we do not anticipate that the potential illiquidity of these investments will affect our ability to execute our current business plan. However, due to the illiquidity in the market, we have recorded $0.1 million of unrealized losses on our investment portfolio as of October 2, 2010.

As of October 2, 2010, we had a balance of $25.0 million outstanding term loan with Silicon Valley. The interest rate on this loan is computed at LIBOR loan rate, adjusted by features specified in our loan agreements. At current debt level as of October 2, 2010, a 100 basis point increase in interest rate would not materially affect our earnings and cash flows. If, however, we are unable to meet the covenants in our loan agreement, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate. There can be no assurance that any renegotiated terms of credit would not materially impact our earnings.

Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. Dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. Dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. Dollar weakens year- over- year relative to currencies in our international locations, our consolidated net sales, gross profit, and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. Dollar strengthens year- over- year relative to currencies in our international locations, our consolidated net sales, gross profit and operating expenses will be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos, and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, we believe that a fluctuation of 10% in the Peso/U.S. Dollar exchange rate would have approximately a $0.05 million impact on our operating expenses for the thirty-nine week period ended October 2, 2010. Our Canadian website sales are denominated in Canadian Dollars; however, fluctuations in exchange rates from these operations are only expected to have a nominal impact on our operating results due to the relatively small number of sales generated in Canada. We believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a – 15(b) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of the end of the period covered by this report.

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

Our business is subject to a number of risks, some of which are discussed below. Other risks are presented elsewhere in this report and in our other filings with the SEC. We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in the Annual Report on Form 10-K that we filed with the SEC on March 15, 2010. You should consider carefully the following risks in addition to the other information contained in this report and our other filings with the SEC, including our report on Form 10-K and our subsequent reports on Forms 10-Q and 8-K, and amendments thereto, before deciding to buy, sell or hold our common stock. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline and you may lose all or part of your investment.

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

Future acquisitions could disrupt our business and harm our financial condition.(*)

As part of our growth strategy, we acquired WAG on August 12, 2010 and we expect that we will selectively pursue additional acquisitions of businesses, technologies or services in order to expand our capabilities, enter new markets or increase our market share. In conjunction with the acquisition of WAG, we recorded a significant valuation allowance against our deferred tax asset, and have incurred greater than usual legal and accounting fees, as well as general and administrative expenses consolidated with our integration for WAG. Additionally, because the acquisition of WAG was a stock purchase, we may incur liability for acts taken prior to our acquisition that may involve costly litigation. Integrating any newly acquired businesses’ websites, technologies or services is likely to be expensive and time consuming. For example, our acquisition of Partsbin, resulted in significant costs, including a material impairment charge, a write-down of goodwill associated with the acquisition, and a number of challenges, including retaining employees of the acquired company, integrating our order processing and credit processing, integrating our product pricing strategy, and integrating the diverse technologies and differing e-commerce platforms and accounting systems used by each company. Our integration activities in connection with our acquisitions have also caused a substantial diversion of our management’s attention. If we are unable to successfully complete the integration of acquisitions, including WAG, we may not realize the anticipated synergies from such acquisitions, and our business and results of operations could suffer. To finance any future acquisitions, it may also be necessary for us to raise additional capital through public or private financings or to obtain additional bank financing. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. Future acquisitions by us could also result in large and immediate write-offs, assumption of debt and unforeseen liabilities and significant adverse accounting charges, any of which could substantially harm our business, financial condition and results of operations.

Our operations are restricted by our credit facility.(*)

Our credit facility includes a number of restrictive covenants. These covenants could impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. Specifically, such covenants restrict our ability and, if applicable, the ability of our subsidiaries to, among other things:

•	incur additional debt;

•	make certain investments and acquisitions;

•	enter into certain types of transactions with affiliates;

•	use assets as security in other transactions;

•	pay dividends on our capital stock or repurchase our equity interests;

•	sell certain assets or merge with or into other companies;

•	guarantee the debts of others;

•	enter into new lines of business;

•	pay or amend our subordinated debt;

•	form any joint ventures or subsidiary investments.

In addition, our current credit facility requires us to satisfy certain financial covenants. These financial covenants and tests could limit our ability to react to market conditions or satisfy extraordinary capital needs and could otherwise restrict our financing and operations.

Our ability to comply with the covenants and other terms of our debt obligations will depend on our future operating performance. If we fail to comply with such covenants and terms, we would be required to obtain waivers from our lenders to maintain compliance with our debt obligations. If we are unable to obtain any necessary waivers and the debt is accelerated, a material adverse effect on our financial condition and future operating performance would result. Additionally, our indebtedness could have important consequences, including the following:

•

We will have to dedicate a portion of our cash flow to making interest and principal payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions or other general corporate purposes.

•	Certain levels of indebtedness may make us less attractive to potential acquirers or acquisition targets.

•

Certain levels of indebtedness may limit our flexibility to adjust to changing business and market conditions, and make us more vulnerable to downturns in general economic conditions as compared to competitors that may be less leveraged.

•	As described in more detail above, the documents providing for our indebtedness contain restrictive covenants that may limit our financing and operational flexibility.

Furthermore, our ability to satisfy our debt service obligations will depend, among other things, upon fluctuations in interest rates, our future operating performance and ability to refinance indebtedness when and if necessary. These factors depend partly on economic, financial, competitive and other factors beyond our control. We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures and general operating expenses. In addition, if we need to refinance our debt, or obtain additional financing or sell assets or equity to satisfy our debt service obligations, we may not be able to do so on commercially reasonable terms, if at all.

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

We acquire substantially all of our products from manufacturers and distributors located in Taiwan, China and the United States. Our top ten suppliers represented approximately 58% of our total product purchases during the thirty-nine weeks ended October 2, 2010. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. In addition, our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. In addition, the increasing consolidation among auto parts suppliers may disrupt or end our relationship with some suppliers, result in product shortages and/or lead to less competition and, consequently, higher prices.

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

We are dependent on third parties for distribution and fulfillment operations with respect to many of our products.

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on our distributors to manage inventory and distribute those products to our customers in a timely manner. For the thirty-nine weeks ended October 2, 2010, our product purchases from a single supplier represented 17% of our total product purchases. If we do not maintain our existing relationships with our distributors on acceptable commercial terms, we will need to obtain other distributors and may not be able to continue to offer a broad selection of merchandise at competitive prices, and our sales may decrease.

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

The auto parts industry is competitive and highly fragmented, with products distributed through multi-tiered and overlapping channels. We compete with both online and offline retailers who offer original equipment manufacturer and aftermarket auto parts to either the do-it-yourself or do-it-for-me customer segments. Current or potential competitors include the following:

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

We regard our trademarks, trade secrets and similar intellectual property such as our proprietary back-end order processing and fulfillment code and process as important to our success. We rely on trademark and copyright law, and trade secret protection, and confidentiality and/or license agreements with employees, customers, partners and others to protect our proprietary rights. We cannot be certain that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, our proprietary rights may be infringed or misappropriated, and we could be required to incur significant expenses to preserve them. For instance, on June 25, 2009, we filed a lawsuit in United States District Court, Central District of California against PartsGeek LLC, its members and several of its employees, alleging, among other things, misappropriation of trade secrets, breach of contract and unfair competition. We are requesting both monetary and injunctive relief. The outcome of such litigation is uncertain, and the cost of prosecuting the litigation may have an adverse impact on our earnings. We have common law trademarks, as well as pending federal trademark registrations for several marks and two registered marks. Even if we obtain approval of such pending registrations, the resulting registrations may not adequately cover our intellectual property or protect us against infringement by others. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services may be made available online. We also currently own or control a number of Internet domain names, including www.usautoparts.net , www.autopartswarehouse.com, and www.partstrain.com, and have invested time and money in the purchase of domain names and other intellectual property, which may be impaired if we cannot protect such intellectual property. We may be unable to protect these domain names or acquire or maintain relevant domain names in the United States and in other countries. If we are not able to protect our trademarks, domain names or other intellectual property, we may experience difficulties in achieving and maintaining brand recognition and customer loyalty.

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

As of October 2, 2010, our executive officers and directors and entities that are affiliated with them beneficially owned in the aggregate approximately 45% of our outstanding shares of common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with stockholders. Also, these stockholders, acting together, will be able to exercise substantial influence over our management and affairs and matters requiring stockholder approval including the election of our entire Board of Directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.

Our future operating results may fluctuate and may fail to meet market expectations.

We expect that our revenue and operating results will continue to fluctuate from quarter to quarter due to various factors, many of which are beyond our control. If our quarterly revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could significantly decline. The factors that could cause our operating results to continue to fluctuate include, but are not limited to:

•	fluctuations in the demand for aftermarket auto parts;

•	price competition on the Internet or among offline retailers for auto parts;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	our ability to maintain and expand our supplier and distribution relationships without significant price increases or reduced service levels;

•	the effects of seasonality on the demand for our products;

•	our ability to accurately forecast demand for our products, price our products at market rates and maintain appropriate inventory levels;

•	our ability to build and maintain customer loyalty;

•	our ability to successfully integrate our acquisitions;

•	infringement actions that could impact the viability of the auto parts aftermarket or portions thereof;

•	the success of our brand-building and marketing campaigns;

•	our ability to accurately project our future revenues, earnings, and results of operations;

•	government regulations related to use of the Internet for commerce, including the application of existing tax regulations to Internet commerce and changes in tax regulations;

•	technical difficulties, system downtime or Internet brownouts;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; and

•	the impact of adverse economic conditions on retail sales, in general.

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

Our investment securities consist of high-grade auction rate preferred securities (“ARPS”). As of October 2, 2010, our long-term marketable securities were comprised of $4.2 million (par value) of high-grade (AAA rated) ARPS issued primarily by closed end funds that primarily hold debt obligations from municipalities. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of ARPS. In response to the credit situation, in February 2008, we instructed our investment advisor to liquidate all our investments in closed end funds and move these funds into money market investments but there was insufficient demand at auction for our remaining four high-grade ARPS, representing approximately $7.8 million at that time. As a result, these affected securities currently are not liquid, and have been reclassified as long-term investments. For the period February 13, 2008 through October 2, 2010, an additional $3.5 million of our investments in ARPS were redeemed but we do not know when we will have access to the capital in the remaining investments. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal or until a future auction on these investments is successful, the securities are redeemed by the issuer or a secondary market emerges. If we cannot readily access these funds, we may be required to borrow funds or issue additional debt or equity securities to meet our capital requirements. As of October 2, 2010, management concluded that these remaining investments were impaired and has recorded an impairment charge to other comprehensive income totaling $0.1 million. Management is not sure that these investments will not be settled in the short term, although the market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an additional impairment charge.

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

We are subject to federal and state consumer protection laws and regulations, including laws protecting the privacy of customer non-public information and regulations prohibiting unfair and deceptive trade practices, as well as laws and regulations governing businesses in general and the Internet and e-commerce and certain environmental laws. Additional laws and regulations may be adopted with respect to the Internet, the effect of which on e-commerce is uncertain. These laws may cover issues such as user privacy, spyware and the tracking of consumer activities, marketing e-mails and communications, other advertising and promotional practices, money transfers, pricing, content and quality of products and services, taxation, electronic contracts and other communications, intellectual property rights, and information security. Furthermore, it is not clear how existing laws such as those governing issues such as property ownership, sales and other taxes, trespass, data mining and collection, and personal privacy apply to the Internet and e-commerce. For example, California has enacted legislation banning the sale of catalytic converters that do not meet California emissions regulations, and the current federal administration has indicated that 13 additional states will be allowed to enact their own legislation that mirrors the California legislation. On March 4, 2010 and on June 16, 2010, we met with the California Air Resources Board (“CARB”) to discuss alleged sales of catalytic converters into California by us and our third-party suppliers that are not compliant with California regulations. CARB informed us that penalties may be assessed with regard to any non-compliant sales; discussions are ongoing, and any penalties are not estimable at this time. This will impact sale of products for emissions systems to those states and may adversely impact our sales and operating results. To the extent we expand into international markets, we will be faced with complying with local laws and regulations, some of which may be materially different than U.S. laws and regulations. Any such foreign law or regulation, any new U.S. law or regulation, or the interpretation or application of existing laws and regulations to the Internet or other online services or our business in general, may have a material adverse effect on our business, prospects, financial condition and results of operations by, among other things, impeding the growth of the Internet, subjecting us to fines, penalties, damages or other liabilities, requiring costly changes in our business operations and practices, and reducing customer demand for our products and services. We do not maintain insurance coverage to cover the types of claims or liabilities that could arise as a result of such regulation.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Removed and Reserved

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following exhibits are filed herewith.

Exhibit No.	Description
2.2	Stock Purchase Agreement executed August 2, 2010 among the Acquisition Sub, WAG, Riverside and the other stockholders of WAG (incorporated by reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2010)

10.58	Guarantee executed August 2, 2010 by the Company (incorporated by reference to Exhibit 10.58 to the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission on August 4, 2010)

10.59	Loan and Security Agreement, dated August 13, 2010, between Bank, USAPN, ASAP, Go Fido Inc., Parts Bin, Lobo, Whitney, Value, Private Label, Pacific, AutoMD, and Local Body Shops (incorporated by reference to Exhibit 10.59 to the Company’s Quarterly Report on Form 10-Q filed with the Securities Exchanges Commission August 17, 2010)

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 16, 2010	U.S. AUTO PARTS NETWORK, INC.
(Registrant)

	By	/S/ SHANE EVANGELIST
Shane Evangelist
Chief Executive Officer
(Principal Executive Officer)

	By	/S/ THEODORE R. SANDERS
Theodore R. Sanders
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.2	Stock Purchase Agreement executed August 2, 2010 among the Acquisition Sub, WAG, Riverside and the other stockholders of WAG (incorporated by reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2010)

10.58	Guarantee executed August 2, 2010 by the Company (incorporated by reference to Exhibit 10.58 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2010)

10.59	Loan and Security Agreement, dated August 13, 2010, between Bank, USAPN, ASAP, Go Fido Inc., Parts Bin, Lobo, Whitney, Value, Private Label, Pacific, AutoMD, and Local Body Shops (incorporated by reference to Exhibit 10.59 to the Company’s Quarterly Report on Form 10-Q filed with the Securities Exchanges Commission August 17, 2010)

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002