Form 10-K
period 2011-01-01
U.S. Auto Parts Network, Inc.
filed 2011-03-17
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of July 2, 2010 was approximately $87,607,778 (based on the closing sales price of the registrant’s common stock on that date). For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 16, 2011, there were 30,449,376 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

U.S. AUTO PARTS NETWORK, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 1, 2011

Unless the context requires otherwise, as used in this report, the terms “U.S. Auto Parts,” the “Company,” “we,” “us” and “our” refer to U.S. Auto Parts Network, Inc. and its subsidiaries.

U.S. Auto Parts®, U.S. Auto Parts Network™, PartsTrain®, Partsbin™, Kool-Vue™, Auto-Vend™, JC Whitney® , and StylintrucksTM, amongst others, are our United States trademarks. All other trademarks and trade names appearing in this report are the property of their respective owners.

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

Overview

We are one of the leading online sources for automotive aftermarket parts and repair information. Our vision is that vehicle owners never overpay for service and repair. Our mission is to be the service and repair advocate for vehicle owners, to increase their confidence in the repair process, and to provide the most affordable option for their service and repair needs.

We principally sell our products, identified as stock keeping units (“SKUs”), to individual consumers through our network of websites and online marketplaces. Our user-friendly websites provide customers with a comprehensive selection of approximately 1,800,000 SKUs with detailed product descriptions and photographs. We have developed a proprietary product database that maps our SKUs to product applications based on vehicle makes, models and years.

Our online sales channel and relationships with suppliers enable us to eliminate several intermediaries in the traditional auto parts supply chain and offer a broad selection of SKUs. Additionally, as an online retailer, we believe greater economies of scale can be achieved online than in brick and mortar stores.

We were incorporated in Delaware in 1995 as a distributor of aftermarket auto parts and launched our first website in 2000. Since then, we have continued to expand our online operations, increasing the number of SKUs sold through our e-commerce network, adding additional websites, improving our internet marketing proficiency, and commencing sales on online marketplaces. In October 2008, we acquired AutoMD.com for the purpose of developing content and a user community to educate consumers on maintenance and service of their vehicles.

In August 2010, we acquired all of the issued and outstanding shares of Automotive Specialty Accessories and Parts (“WAG”), the nation’s leading catalog and internet direct marketer of automotive aftermarket parts and accessories. This acquisition has expanded our product line into all terrain vehicles, recreational vehicles and motorcycles, as well as provided us deep product knowledge into niche segments like Jeep, Volkswagen and trucks. The expansion of our product line increases our ability to reach customers in the do-it-yourself, or DIY, automobile and off-road accessories market. Our flagship websites are located at www.autopartswarehouse.com, www.partstrain.com, www.jcwhitney.com, and www.stylintrucks.com and our corporate website is located at www.usautoparts.net.

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

Online Sales Channel. Our online sales channel consists of our e-commerce channel, online marketplaces and online advertising. Our e-commerce channel includes a network of e-commerce websites, supported by our call-center sales agents. We also sell our products through online marketplaces, including third-party auction sites and shopping portals, which provide us with access to additional consumer segments. The majority of our online sales are to individual consumers. Through online advertising, we sell advertising and sponsorship positions on our e-commerce websites to highlight vendor brands and offer complementary products and services that benefit our customers. Advertising is targeted to specific sections of the websites and can also be targeted to specific users based on the vehicles they drive. Advertising partners primarily include part vendors, national automotive aftermarket brands, and automobile manufacturers.

Offline Sales Channel. We sell and deliver to collision repair shops throughout Southern California via our offline sales channel. We also market our Kool-Vue™ products nationwide to auto parts wholesale distributors and serve consumers by operating retail outlet stores in Independence, Ohio and LaSalle, Illinois which were purchased through the acquisition of WAG.

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

Stock-and-Ship Fulfillment. Our stock-and-ship products are sourced primarily from manufacturers and other suppliers located in Asia and in the U.S. and are stored in one of our distribution centers in Carson, California, , Chesapeake, Virginia, LaSalle, Illinois, and Independence, Ohio. The distribution centers in LaSalle, Illinois and Independence, Ohio were purchased through the acquisition of WAG. All products received into our distribution centers are entered into our inventory management systems, allowing us to closely monitor inventory availability. We consider a number of factors in determining which items to stock in our distribution centers, including which products can be purchased at a meaningful discount to domestic prices for similar items, which products have historically sold in high volumes, and which products may be out of stock when we attempt to fulfill via drop-ship.

Drop-Ship Fulfillment. We have developed relationships with several U.S.-based automobile parts distributors that operate their own distribution centers and will deliver products directly to our customers. We internally developed a proprietary distributor selection system, Auto-Vend™, which allows us to electronically select multiple vendors for a given order. Auto-Vend™ will attempt to first direct an order to one of our warehouses. If the product is not in stock, Auto-Vend™ will process the order to the next appropriate vendor based on customer location, contractual agreements, and service level history.

Suppliers

We source our products from foreign manufacturers and importers located in Taiwan and China, and from U.S. manufacturers and distributors. We drop-ship orders for low demand products manufactured in the U.S. directly from our manufacturers and distributors. We generally place large-volume orders with these suppliers and, as a result, may receive volume discounts on certain ordered products. Our domestic suppliers offer direct-to-customer shipping, allowing us to save on fulfillment costs and offer a broader selection of products. We have developed application programming interfaces with several of these suppliers that allow us to electronically transmit orders and check inventory availability. We are a significant customer for many of our drop-ship vendors and have long standing relationships and contracts with many of these suppliers. For the fiscal year ended January 1, 2011, one of our drop-ship vendors provided 17.3% of our total product purchases.

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

International Operations

In April 2007, we established offshore operations in the Philippines. Our offshore operations allow us to access a workforce with the necessary technical skills at a significantly lower cost than comparably experienced U.S.-based professionals. Our offshore operations are responsible for a majority of our website development, database management, catalog management, and search engine marketing technologies. Our offshore operations also house our call center. We have over 991 employees in the Philippines.

In addition to our operations in the Philippines, we have a Canadian subsidiary to facilitate sales of our products in Canada; the subsidiary has no distribution center or employees. We also ship parts directly to Canada and through a freight forwarding partner throughout the world. In 2010, we shipped auto parts to over 160 different countries.

Competition

The auto repair information and parts industry is competitive and highly fragmented, with products distributed through multi-tiered and overlapping channels. We compete with both online and offline retailers who offer original equipment manufacturer (“OEM”) and aftermarket parts to either the do-it-yourself (“DIY”) or do-it-for-me (“DIFM”) customer segments. Current or potential competitors include the following:

•	national auto parts retailers such as Advance Auto Parts, AutoZone, Napa Auto Parts, CarQuest, O’Reilly Automotive and Pep Boys

•	large online marketplaces such as Amazon.com and sellers on eBay;

•	other online retailers and auto repair information websites;

•	local independent retailers or niche auto parts retailers; and

•	wholesale aftermarket auto parts distributors such as LKQ Corporation.

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

Environmental

We are subject to environmental regulation as it affects certain of the products we sell. For instance, California currently only allows catalytic converters approved by the state to be sold within the state and, during 2010 and early 2011, the Company met with the California Air Resources Board (“CARB”) to discuss alleged sales of catalytic converters into California by the Company and third-party suppliers that are not compliant with California regulations. CARB informed the Company that penalties may be assessed with regard to any non-compliant sales; discussions are ongoing, and any penalties are not estimable at this time but are not expected to be significant in amount. There has been an indication that thirteen other states may be pursuing the enactment of similar regulations. In addition, if we expanded our product lines, we may be subject to additional environmental regulation.

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

Employees

As of January 31, 2011, we had 621 employees in the United States and 991 employees in the Philippines for a total of 1,612 employees. None of our employees are represented by a labor union, and we have never experienced a work stoppage.

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

Our business is subject to a number of risks which are discussed below. Other risks are presented elsewhere in this report and in the information incorporated by reference into this report. You should consider carefully the following risks in addition to the other information contained in this report and our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K, and any amendments thereto, before deciding to buy, sell or hold our common stock. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

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

As part of our growth strategy, we acquired WAG on August 12, 2010 and we expect that we will selectively pursue additional acquisitions of businesses, technologies or services in order to expand our capabilities, enter new markets or increase our market share. In conjunction with the acquisition of WAG, we recorded a significant valuation allowance against our deferred tax asset, and have incurred greater than usual legal and accounting fees, as well as general and administrative expenses. Additionally, because the acquisition of WAG was a stock purchase, we may incur liability for acts taken prior to our acquisition that may involve costly litigation. Integrating any newly acquired businesses’ websites, technologies or services is likely to be expensive and time consuming or other liabilities. For example, our acquisition of All OEM Parts, Inc., the Partsbin.com, Inc., and other affiliated companies (collectively “Partsbin”), resulted in significant costs, including a material impairment charge, a write-down of goodwill associated with the acquisition, and a number of challenges, including retaining employees of the acquired company, integrating our order processing and credit processing, integrating our product pricing strategy, and integrating the diverse technologies and differing e-commerce platforms and accounting systems used by each company. Our integration activities in connection with our acquisitions have also caused a substantial diversion of our management’s attention. If we are unable to successfully complete the integration of acquisitions, including WAG, we may not realize the anticipated synergies from such acquisitions, we may take impairment charges and write-downs associated with such acquisitions, and our business and results of operations could suffer. In connection with the acquisition of WAG, we incurred acquisition and integration related costs of $3.1 million. To finance any future acquisitions, it may also be necessary for us to raise additional capital through public or private financings or to obtain additional bank financing. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. Future acquisitions by us could also result in assumption of debt and unforeseen liabilities (including our becoming involved in litigation relating to any business we acquire) and significant adverse accounting charges, any of which could substantially harm our business, financial condition and results of operations.

We may not be able to successfully acquire new businesses or integrate acquisitions, which could cause our business to suffer.

We may not be able to successfully complete potential strategic acquisitions if we cannot reach agreement on acceptable terms or for other reasons. If we buy a company or a division of a company, we may experience difficulty integrating that company’s or division’s personnel and operations, which could negatively affect our operating results. In addition:

•	the key personnel of the acquired company may decide not to work for us;

•	customers of the acquired company may decide not to purchase products from us;

•	we may experience business disruptions as a result of information technology systems conversions;

•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, and financial reporting;

•	we may be held liable for environmental, tax or other risks and liabilities as a result of our acquisitions, some of which we may not have discovered during our due diligence;

•	we may intentionally assume the liabilities of the companies we acquire, which could materially and adversely affect our business;

•	our ongoing business may be disrupted or receive insufficient management attention;

•	we may not be able to realize the cost savings or other financial benefits or synergies we anticipated, either in the amount or in the time frame that we expect; and

•	we may incur debt or issue equity securities to pay for any future acquisition, the issuance of which could involve the imposition of restrictive covenants or be dilutive to our existing stockholders.

Our operations are restricted by our credit facility.

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

Our ability to comply with the covenants and other terms of our debt obligations will depend on our future operating performance. If we fail to comply with such covenants and terms, we would be required to obtain waivers from our lenders to maintain compliance with our debt obligations. As of January 1, 2011, in connection with the Company’s credit facility, the Company’s Consolidated Fixed Charge Coverage ratio was lower than the ratio required by the covenants in the Loan and Security Agreement entered into by and between the Company and Silicon Valley Bank (“Bank”) on August 13, 2010 (“LSA”). On February 28, 2011, the Company and the Bank, entered into Amendment No. 1 to Loan and Security Agreement and Limited Waiver (“Amendment”). The Amendment waived the Company’s non compliance with the Consolidated Fixed Charge Coverage Ratio Covenant in the LSA. The Amendment also amended the definitions of Baseline Liquidity and Consolidated EBITDA (earnings before income tax, depreciation and amortization) to more readily accommodate the Company’s integration of the WAG acquisition. If we are unable to obtain any necessary waivers and the debt is accelerated, a material adverse effect on our financial condition and future operating performance would result. Additionally, our indebtedness could have important consequences, including the following:

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

We maintain business operations in the United States and the Philippines. These international operations include development and maintenance of our websites, Internet marketing personnel, and sales and customer support services. We also operate a Canadian subsidiary to facilitate sales in Canada. We are subject to a number of risks and challenges that specifically relate to our international operations. Our international operations may not be successful if we are unable to meet and overcome these challenges, which could limit the growth of our business and may have an adverse effect on our business and operating results. These risks and challenges include:

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our business, operations and infrastructure;

•	difficulties and costs of staffing and managing foreign operations;

•	restrictions imposed by local labor practices and laws on our business and operations;

•	exposure to different business practices and legal standards;

•	unexpected changes in regulatory requirements;

•	the imposition of government controls and restrictions;

•	political, social and economic instability and the risk of war, terrorist activities or other international incidents;

•	the failure of telecommunications and connectivity infrastructure;

•	natural disasters and public health emergencies;

•	potentially adverse tax consequences;

•	the failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property; and

•	fluctuations in foreign currency exchange rates and relative weakness in the U.S. Dollar.

We are dependent upon relationships with suppliers in Taiwan, China and the United States for the vast majority of our products.

We acquire substantially all of our products from manufacturers and distributors located in Taiwan, China and the United States. Our top ten suppliers represented approximately 58% of our total product purchases during the fifty-two weeks ended January 1, 2011 (“fiscal 2010”). We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. In addition, our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. In addition, the increasing consolidation among auto parts suppliers may disrupt or end our relationship with some suppliers, result in product shortages and/or lead to less competition and, consequently, higher prices.

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

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on our distributors to manage inventory, process orders and distribute those products to our customers in a timely manner. For fiscal 2010, our product purchases from a single supplier represented 17.3% of our total product purchases. If we do not maintain our existing relationships with this supplier and our other distributors on acceptable commercial terms, we will need to obtain other suppliers and may not be able to continue to offer a broad selection of merchandise at competitive prices, and our sales may decrease.

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

Our third party delivery services have increased fuel surcharges from time to time, and such increases negatively impact our margins, as we are generally unable to pass all of these costs directly to consumers. Increasing prices in the component materials for the parts we sell may impact the availability, the quality and the price of our products, as suppliers search for alternatives to existing materials and as they increase the prices they charge. We cannot ensure that we can recover all the increased costs through price increases, and our suppliers may not continue to provide the consistent quality of product as they may substitute lower cost materials to maintain pricing levels, all of which may have a negative impact on our business and results of operations.

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

Original equipment manufacturers have attempted to use claims of intellectual property infringement against manufacturers and distributors of aftermarket products to restrict or eliminate the sale of aftermarket products that are the subject of the claims. The OEMs have brought such claims in federal court and with the United States International Trade Commission. We have received in the past, and we anticipate we may in the future receive, communications alleging that certain products we sell infringe the patents, copyrights, trademarks and trade names or other intellectual property rights of OEMs or other third parties. For instance, after the three and a half years of litigation and related costs and expenses, on April 16, 2009, we entered into a settlement agreement with Ford Motor Company and Ford Global Technologies, LLC that ended the two legal actions that were initiated by Ford against us.

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

We regard our trademarks, trade secrets and similar intellectual property such as our proprietary back-end order processing and fulfillment code and process as important to our success. We rely on trademark and copyright law, and trade secret protection, and confidentiality and/or license agreements with employees, customers, partners and others to protect our proprietary rights. We cannot be certain that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, our proprietary rights may be infringed or misappropriated, and we could be required to incur significant expenses to preserve them. For instance, on

June 25, 2009, we filed a lawsuit in United States District Court, Central District of California against PartsGeek LLC, its members and several of its employees, alleging, among other things, misappropriation of trade secrets, breach of contract and unfair competition. We are requesting both monetary and injunctive relief. The outcome of such litigation is uncertain, and the cost of prosecuting the litigation may have an adverse impact on our earnings. We have common law trademarks, as well as pending federal trademark registrations for several marks and three registered marks. Even if we obtain approval of such pending registrations, the resulting registrations may not adequately cover our intellectual property or protect us against infringement by others. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services may be made available online. We also currently own or control a number of Internet domain names, including www.usautoparts.net, www.autopartswarehouse.com, www.partstrain.com, www.jcwhitney.com, and www.stylintrucks.com, and have invested time and money in the purchase of domain names and other intellectual property, which may be impaired if we cannot protect such intellectual property. We may be unable to protect these domain names or acquire or maintain relevant domain names in the United States and in other countries. If we are not able to protect our trademarks, domain names or other intellectual property, we may experience difficulties in achieving and maintaining brand recognition and customer loyalty.

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

We utilize open-source software such as Linux, Apache, MySQL, PHP, Fedora and Perl throughout our web properties and supporting infrastructure although we have created proprietary programs. Open-source software is maintained and upgraded by a general community of software developers under various open-source licenses, including the GNU General Public License (“GPL”). These developers are under no obligation to maintain, enhance or provide any fixes or updates to this software in the future. Additionally, under the terms of the GPL and other open-source licenses, we may be forced to release to the public source-code internally developed by us pursuant to such licenses. Furthermore, if any of these developers contribute any code of others to any of the software that we use, we may be exposed to claims and liability for intellectual property infringement. A number of lawsuits are currently pending against third parties over the ownership rights to the various components within some open-source software that we use. If the outcome of these lawsuits is unfavorable, we may be held liable for intellectual property infringement based on our use of these open-source software components. We may also be forced to implement changes to the code-base for this software or replace this software with internally developed or commercially licensed software.

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

Since the completion of our initial public offering in February 2007, the trading price of our common stock has been volatile, ranging from a high of $12.61 per share to a low per share of $1.00. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operation.

Our executive officers and directors own a significant percentage of our stock.

As of January 1, 2011, our executive officers and directors and entities that are affiliated with them beneficially owned in the aggregate approximately 45.3% of our outstanding shares of common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to significantly influence our management and affairs and matters requiring stockholder approval including the election of our entire Board of Directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.

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

While management has concluded that our internal controls over financial reporting were effective as of January 1, 2011, we have in the past, and could in the future, have a material weakness or significant deficiency in our control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

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

Vehicle miles driven, vehicle accident rates and insurance companies’ willingness to accept a variety of types of replacement parts in the repair process have fluctuated and may decrease, which could result in a decline of our revenues and negatively affect our results of operations.

We and our industry depend on the number of vehicle miles driven, vehicle accident rates and insurance companies’ willingness to accept a variety of types of replacement parts in the repair process. Decreased miles driven reduce the number of accidents and corresponding demand for crash parts, and reduce the wear and tear on vehicles with a corresponding reduction in demand for vehicle repairs and replacement or hard parts, all of which may reduce our revenues and adversely impact our results of operations.

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

Our investment securities consist of high-grade auction rate preferred securities (“ARPS”). As of January 1, 2011, our long-term marketable securities were comprised of $4.2 million (par value) of high-grade (AAA rated) ARPS issued primarily by closed end funds that primarily hold debt obligations from municipalities. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of ARPS. In response to the credit situation, in February 2008, we instructed our investment advisor to liquidate all our investments in closed end funds and move these funds into money market investments but there was insufficient demand at auction for our remaining four high-grade ARPS, representing approximately $7.8 million at that time. As a result, these affected securities currently are not liquid, and have been reclassified as long-term investments. For the period June 30, 2008 through January 1, 2011, an additional $3.5 million of our investments in ARPS were redeemed but we do not know when we will have access to the capital in these remaining investments. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal or until a future auction on these investments is successful, the securities are redeemed by the issuer or a secondary market emerges. If we cannot readily access these funds, we may be required to borrow funds or issue additional debt or equity securities to meet our capital requirements. As of January 1, 2011, management concluded that these remaining investments were temporarily impaired and has recognized an unrealized loss in other comprehensive income totaling $0.1 million. Management is not sure that these investments will not be settled in the short term, although the market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an additional impairment charge.

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

We are subject to federal and state consumer protection laws and regulations, including laws protecting the privacy of customer non-public information and regulations prohibiting unfair and deceptive trade practices, as well as laws and regulations governing businesses in general and the Internet and e-commerce and certain environmental laws. Additional laws and regulations may be adopted with respect to the Internet, the effect of which on e-commerce is uncertain. These laws may cover issues such as user privacy, spyware and the tracking of consumer activities, marketing e-mails and communications, other advertising and promotional practices, money transfers, pricing, content and quality of products and services, taxation, electronic contracts and other communications, intellectual property rights, and information security. Furthermore, it is not clear how existing laws such as those governing issues such as property ownership, sales and other taxes, trespass, data mining and collection, and personal privacy apply to the Internet and e-commerce. For example, California has enacted legislation banning the sale of catalytic converters that do not meet California emissions regulations, and the current federal administration has indicated that 13 additional states will be allowed to enact their own legislation that mirrors the California legislation. During 2010 and in early 2011, we met with the California Air Resources Board (“CARB”) to discuss alleged sales of catalytic converters into California by us and our third-party suppliers that are not compliant with California regulations. CARB informed us that penalties may be assessed with regard to any non-compliant sales; discussions are ongoing, and any penalties are not estimable at this time. This will impact sale of products for emissions systems to those states and may adversely impact our sales and operating results. To the extent we expand into international markets, we will be faced with complying with local laws and regulations, some of which may be materially different than U.S. laws and regulations. Any such foreign law or regulation, any new U.S. law or regulation, or the interpretation or application of existing laws and regulations to the Internet or other online services or our business in general, may have a material adverse effect on our business, prospects, financial condition and results of operations by, among other things, impeding the growth of the Internet, subjecting us to fines, penalties, damages or other liabilities, requiring costly changes in our business operations and practices, and reducing customer demand for our products and services. We do not maintain insurance coverage to cover the types of claims or liabilities that could arise as a result of such regulation.

We may be affected by global climate change or by legal, regulatory, or market responses to such change.

The growing political and scientific sentiment is that global weather patterns are being influenced by increased levels of greenhouse gases in the earth’s atmosphere. This growing sentiment and the concern over climate change have led to legislative and regulatory initiatives aimed at reducing greenhouse gas emissions. For example, proposals that would impose mandatory requirements on greenhouse gas emissions continue to be considered by policy makers in the United States. Laws enacted that directly or indirectly affect our suppliers (through an increase in the cost of production or their ability to produce satisfactory products) or our business (through an impact on our inventory availability, cost of sales, operations or demand for the products we sell) could adversely affect our business, financial condition, results of operations and cash flows. Significant increases in fuel economy requirements or new federal or state restrictions on emissions of carbon dioxide that may be imposed on vehicles and automobile fuels could adversely affect demand for vehicles, annual miles driven or the products we sell or lead to changes in automotive technology. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers. Our inability to respond to changes in automotive technology could adversely impact the demand for our products and our business, financial condition, results of operations or cash flows.

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

As of January 1, 2011, the square footage of our leased and owned office and warehouse space was 402,000 and 347,000, respectively. Our corporate headquarters and primary distribution centers are located in Carson, California and LaSalle, Illinois in approximately 485,000 square feet of office and warehouse space. We have a 130,000 square foot distribution center in Chesapeake, Virginia. We currently lease approximately 43,000 square feet of office space in the Philippines for our employees located in that country. In August 2010, we assumed the leases of office and warehouse space originally entered by WAG. The leased properties are located in Independence, Ohio and Chicago, Illinois and are approximately 61,000 and 22,000 square feet, respectively. For additional information regarding our obligations under property leases, see “Note 13-Commitments and Contingencies” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth under the caption “Legal Matters” in Note 13 of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of this report.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is being trading on the NASDAQ Global Market under the symbol “PRTS.” The table below sets forth the high and low sales prices of our common stock for the periods indicated:

	High	Low
Quarter ended April 4, 2009	$1.80	$1.01
Quarter ended July 4, 2009	4.13	1.61
Quarter ended October 3, 2009	6.35	3.53
Quarter ended January 2, 2010	6.24	4.28
Quarter ended April 3, 2010	7.65	5.11
Quarter ended July 3, 2010	9.40	6.00
Quarter ended October 2, 2010	9.04	5.92
Quarter ended January 1, 2011	9.07	7.73

On March 16, 2011, the last reported sale price of our common stock on the NASDAQ Global Market was $6.75 per share.

Holders

As of March 11, 2011, there were approximately 720 non-objecting holders of record of our common stock.

Stock Performance Graph

The material in this section is not “soliciting material,” is not deemed “filed” with the SEC, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The following graph shows a comparison of the total cumulative returns of an investment of $100 in cash on February 9, 2007, the first trading day following our initial public offering in (i) our common stock, (ii) the Morgan Stanley Technology Index, (iii) the S&P 500 Retail Index and (iv) NASDAQ Composite Index, in each case through January 1, 2011. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The graph assumes that all dividends have been reinvested (to date, we have not declared dividends).

Dividend Policy

No dividends were paid during the fifty-two weeks ended January 2, 2010 and January 1, 2011. We currently intend to retain any future earnings to finance the growth and development of our business, and we do not anticipate that we will declare or pay any cash dividends on our common stock in the foreseeable future. In August 2010, the Company and Silicon Valley Bank entered into a Loan and Security Agreement and other definitive documentation for a $35 million secured credit facility. The Loan and Security Agreement requires us to obtain a prior written consent from Silicon Valley Bank when we determine to pay any dividends on or make any distribution with respect to our common stock. See “Liquidity and Capital Resources” in Item 7 of Part II included in this report for further information on the covenants under the secured credit facility. Any future determination to pay cash dividends will be subject to the above restriction as well as restrictions under any other existing indebtedness at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and other factors the Board of Directors deems relevant.

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

Approximately $28.0 million of the net proceeds from the offering was used to repay our outstanding indebtedness under two term loans for approximately $18.0 million and $10.0 million, payable to our commercial lender. In addition, $5.0 million of the net proceeds from the offering was paid on the notes payable to the former stockholders of Partsbin. Except for the payment of such debt, none of the net proceeds from the offering were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliate, other than in the form of wages or salaries and bonuses paid out in the ordinary course of business. In March 2007, a class action lawsuit was filed alleging violations of federal securities law in connection with our initial public offering. The Company entered into a settlement agreement in this regard in May 2008. In July 2008, the Company funded the settlement consideration to an escrow account totaling $3.4 million which was court approved in October 2008 and subsequently disbursed. The remaining net proceeds from the offering have been invested in investment-grade securities, and acquisitions of assets and businesses.

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

	Year Ended December 31, 2006 (“calendar year 2006”) (1)	Year Ended December 31, 2007 (“calendar year 2007”)(2)	Year Ended December 31, 2008 (“calendar year 2008”)(3)	52 Weeks Ended January 2, 2010 (“fiscal 2009”)	52 Weeks Ended January 1, 2011 (“fiscal 2010”)(4)
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Net sales	$120,060	$160,957	$153,424	$176,288	$262,277
Cost of sales	78,573	107,132	100,869	112,415	172,668

Gross profit	41,487	53,825	52,555	63,873	89,609
Operating expenses:
Marketing	15,102	21,551	22,965	23,419	38,757
General and administrative	9,594	18,587	18,234	19,640	28,628
Fulfillment	4,963	7,557	9,116	11,437	14,946
Technology	1,332	1,987	3,642	4,467	5,902
Amortization of intangibles and impairment loss	5,092	8,350	23,896	661	2,804
Impairment loss on goodwill	—	—	4,430	—	—

Total operating expenses	36,083	58,032	82,283	59,624	91,037
Income (loss) from operations	5,404	(4,207)	(29,728)	4,249	(1,428)
Other (expense) income, net	(1,358)	1,148	1,000	191	(280)

Income (loss) before income taxes	4,046	(3,059)	(28,728)	4,440	(1,708)
Income tax provision (benefit)	550	538	(11,822)	3,123	12,218

Net income (loss)	$3,496	$(3,597)	$(16,906)	$1,317	$(13,926)

Basic net income (loss) per share	$0.24	$(0.13)	$(0.57)	$0.04	$(0.46)
Diluted net income (loss) per share	$0.17	$(0.13)	$(0.57)	$0.04	$(0.46)
Shares used in computation of basic net income (loss) per share	14,437,657	28,274,022	29,846,757	29,851,873	30,269,462
Shares used in computation of diluted net income (loss) per share	19,990,431	28,274,022	29,846,757	30,809,111	30,269,462

(1)	Calendar year 2006 includes the results of Partsbin, which was acquired in May 2006, and is not reflected in prior periods.
(2)	Calendar year 2007 includes a reserve of $4.5 million for the securities litigation settlement fee and associated expenses.
(3)	Calendar year 2008 includes a $23.4 million non-cash impairment charge on goodwill and intangible assets.
(4)	Fiscal 2010 includes the results of WAG which was acquired in August 2010, and is not reflected in prior periods. During fiscal 2010, the net sales of $39.1 million and the net loss of $6.0 million of WAG were included in the consolidated statement of operations since the acquisition date of August 12, 2010. Also the recognition of $13.6 million valuation allowance for deferred income tax assets was included in fiscal 2010. The total valuation allowance recoded during the year was $18.3 million, of which $4.7 million was recorded as a reduction to the value of the acquired deferred tax assets of WAG recorded as part of the purchase accounting for WAG.

	Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008	52 Weeks Ended January 2, 2010	52 Weeks Ended January 1, 2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,381	$19,399	$32,473	$26,251	$17,595
Working (deficit) capital (1)	(11,213)	40,421	36,013	42,049	20,688
Total assets (2)	69,910	110,056	90,430	104,614	153,537
Notes payable to stockholders	5,000	1,000	—	—	—
Long-term debt (excluding notes payable to stockholders and current portion)	20,786	48	—	—	18,060
Stockholders’ equity	20,612	91,643	77,522	82,687	72,804

(1)	Calendar year 2008 excludes $6.5 million of investments which were reclassified to long-term due to illiquidity in the market. Additionally, fiscal 2009 and fiscal 2010 exclude $4.3 million and $4.1 million, respectively, of the same investments.
(2)	Fiscal 2010 includes a deferred income tax asset valuation allowance of $18.3 million that is netted against the total assets as of January 1, 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are one of the largest online providers of aftermarket auto parts, including body parts, engine parts, and performance parts and accessories. Our user-friendly websites provide customers with a broad selection of Stock Keeping Units, or SKUs, with detailed product descriptions and photographs. Our proprietary product database maps our SKUs to product applications based on vehicle makes, models and years. We principally sell our products to individual consumers through our network of websites and online marketplaces. Our flagship websites are located at www.autopartswarehouse.com, www.partstrain.com, www.jcwhitney.com, www.stylintrucks.com and our corporate website is located at www.usautoparts.net. We believe our strategy of disintermediating the traditional auto parts supply chain and selling products directly to customers over the Internet allows us to more efficiently deliver products to our customers while generating higher margins.

Our History. We were formed in Delaware in 1995 as a distributor of aftermarket auto parts and launched our first website in 2000. We rapidly expanded our online operations, increasing the number of SKUs sold through our e-commerce network, adding additional websites, acquiring the Partsbin, improving our Internet marketing proficiency and commencing sales in online marketplaces. Additionally, in August 2010, through our acquisition of WAG, we expanded our product-lines and increased our customer reach in the do-it-yourself automobile and off-road accessories market. As a result, our business has grown since 2000, generating net sales of $262 million for fiscal 2010.

International Operations. In April 2007, we entered into a purchase agreement to bring in-house certain sales and customer service employees based in the Philippines, who were providing support to us through our outsourced call center provider, Access Worldwide. As of the closing of this transaction, approximately 171 of the Access Worldwide employees had agreed to transition over to direct employment by our Philippines subsidiary. The purchase price for the right to acquire this assembled workforce was approximately $1.7 million. We had 991 employees in our Philippines operations as of January 31, 2011. In addition to our Philippines operations, we own a Canadian subsidiary to facilitate sales of our products in Canada which currently has no employees. We believe that the cost advantages of our offshore operations provide us with the ability to grow our business in a cost-effective manner, and we expect to continue to add headcount and infrastructure to our offshore operations.

Acquisitions. From time to time, we may acquire certain businesses, websites, domain names, or other assets. In the third quarter of fiscal 2009, we completed the acquisition of the assets of a small website and the related domain names which further expanded and enhanced our product offering and our ability to reach more customers. In the first quarter of fiscal 2010, we completed two additional website and domain name asset acquisitions, which we expect will increase our net sales and internet traffic. In August 2010, Go Fido, Inc., a wholly-owned subsidiary of ours, completed the purchase of all of the outstanding capital stock of Automotive Specialty Accessories and Parts, or WAG. WAG’s state-of-the-art Midwest facility expands our distribution network and the merchandise WAG offers extends our go to market product-lines into all terrain vehicles, recreational vehicles and motorcycles, as well as provides us with deep product knowledge into niche segments like Jeep, Volkswagen and trucks. This expansion of our product line increases our customer reach in the do-it-yourself automobile and off-road accessories market. For additional information, see “Note 5 – Business Combination” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report. We may pursue additional acquisition opportunities in the future to increase our share of the aftermarket auto parts market or expand our product offering.

Executive Summary

Our net sales for fiscal 2010 were $262.3 million, compared with $176.3 million for fiscal 2009. Excluding $39.1 million of sales from WAG, net sales for fiscal 2010 were $223.2 million, an increase of 27% over fiscal 2009 net sales. Net loss for fiscal 2010 was $13.9 million, or $0.46 per share, which includes non-cash deferred income tax asset valuation reserve of $13.6 million or $0.45 per share, $3.1 million or $0.10 per share of restructuring charges related to WAG, and $2.3 million or $0.08 per share of legal expenses to protect intellectual property. This compares to a net income of $1.3 million, or $0.04 per diluted share for fiscal 2009, which includes $0.4 million or $0.01 per share of legal expenses to protect intellectual property. Earnings per share (“EPS”) for fiscal 2010 and 2009 included amortization expense related to intangibles of $2.8 million or $0.09 per share and $0.7 million or $0.02 per diluted share, respectively. We generated adjusted EBITDA (Earnings before Interest, Taxes, Depreciation, and Amortization plus current year’s stock compensation expense, legal costs to enforce intellectual property rights, restructuring expenses related to acquisition, and charge for change in revenue recognition) of $19.5 million in fiscal 2010 compared to $13.5 million in fiscal 2009. Adjusted EBITDA is presented because such measure is used by rating agencies, securities analysis, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income as an indicator of the Company’s operating performance or as an alternative cash flows as measures of the Company’s overall liquidity as presented in the Company’s consolidated financial statements. Further, Adjusted EBITDA measure shown for the Company may not be comparable to similarly titled measures used by other companies.

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

The tables below reconcile net income (loss) to consolidated adjusted EBITDA and US Auto Parts excluding the WAG acquisition for the periods presented (in thousands):

	Thirteen Weeks Ended January 2, 2010	Thirteen Weeks Ended January 1, 2011	Fifty-Two Weeks Ended January 2, 2010	Fifty-Two Weeks Ended January 1, 2011
Consolidated
Net income (loss)	$586	$(2,896)	$1,317	$(13,926)
Interest (income) expense, net	(17)	240	(189)	371
Income tax provision	687	64	3,123	12,218
Amortization of intangibles	81	1,640	661	2,804
Depreciation and amortization	1,455	2,982	4,910	9,466

EBITDA	2,792	2,030	9,822	10,933

Share-based compensation	569	630	3,270	2,742
Legal costs to enforce intellectual property rights	299	87	433	2,284
Charge for change in revenue recognition	—	—	—	411
Add back legal restructuring	—	38	—	393
Add back other restructuring	—	1,496	—	2,731

Adjusted EBITDA	$3,590	$4,281	$13,525	$19,494

	Thirteen Weeks Ended January 2, 2010	Thirteen Weeks Ended January 1, 2011	Fifty-Two Weeks Ended January 2, 2010	Fifty-Two Weeks Ended January 1, 2011
USAP excluding WAG
Net income (loss)	$586	$218	$1,317	$(7,909)
Interest (income) expense, net	(17)	295	(189)	378
Income tax provision	687	29	3,123	12,182
Amortization of intangibles	81	125	661	494
Depreciation and amortization	1,455	2,325	4,910	8,458

EBITDA	2,792	2,992	9,822	13,603

Share-based compensation	569	630	3,270	2,742
Legal costs to enforce intellectual property rights	229	87	433	2,284
Charge for change in revenue recognition	—	—	—	411

Adjusted EBITDA	$3,590	$3,709	$13,525	$19,040

Basis of Presentation

Net Sales. Online and offline sales represent two different sales channels for our products. We generate online net sales primarily through the sale of auto parts to individual consumers through our network of e-commerce websites and online marketplaces, including online advertising. E-commerce sales are derived from our network of websites, which are company owned and operated. E-commerce and online marketplace sales also include inbound telephone sales through our call center that supports these sales channels. Online marketplaces consist primarily of sales of our products on online auction websites, where we sell through auctions as well as through storefronts that we maintain on these third-party owned websites. We sell advertising and sponsorship positions on our e-commerce websites to highlight vendor brands and offer complementary products and services that benefit our customers. Advertising is targeted to specific sections of the websites and can also be targeted to specific users based on the vehicles they drive. Advertising partners primarily include part vendors, national automotive aftermarket brands, and automobile manufacturers. Our offline sales channel represents our distribution of products directly to commercial customers by selling auto parts to collision repair shops located in Southern California. Our offline sales channel also includes the distribution of our Kool-Vue mirror line to auto parts distributors nationwide. We also serve consumers by operating retail outlet stores in Independence, Ohio and LaSalle, Illinois, which were purchased through the acquisition of WAG.

Cost of Sales. Cost of sales consists of the direct costs associated with procuring parts from suppliers and delivering products to customers. These costs include product costs offset by purchase discounts, freight and shipping costs and warehouse supplies. Depreciation and amortization directly related to sales are excluded from cost of sales and included in marketing, general and administrative and fulfillment costs as noted below.

General and Administrative Expense. General and administrative expense consists primarily of administrative payroll and related expenses, payment processing fees, legal and professional fees, amortization of software and other administrative costs. General and administrative expense also includes depreciation and amortization expense directly related to sales.

Marketing Expense. Marketing expense consists of online advertising spend, Internet commerce facilitator fees and other advertising costs, as well as payroll and related expenses associated with our marketing catalog, customer service, and sales personnel. These costs are generally variable and are typically a function of net sales. Marketing expense also includes depreciation and amortization expense directly related to sales.

Fulfillment Expense. Fulfillment expense consists primarily of payroll and related costs associated with our warehouse employees and our purchasing group, facility rent, building maintenance, depreciation and other costs associated with inventory management and our wholesale operations. Fulfillment expense also includes depreciation and amortization expense directly related to sales.

Technology Expense. Technology expense consists primarily of payroll and related expenses of our information technology personnel, the cost of hosting our servers, communications expenses and Internet connectivity costs, computer support and software development.

Amortization of Intangibles and impairment loss. Amortization of intangibles consists primarily of the amortization expense associated with certain intangibles recorded as a result of the Partsbin and WAG acquisitions. Impairment loss on intangibles consists primarily of the impairment loss associated with certain intangibles recorded as a result of the Partsbin acquisition.

Goodwill impairment loss. Goodwill impairment loss consists of the non-cash impairment loss recorded as a result of the Partsbin acquisition.

Interest Income (Expense). Interest income consists primarily of interest income on investments. Interest expense consists primarily of interest expense on our outstanding loan balances and capital leases.

Other Income. Other income consists of miscellaneous income such as gain from disposition of assets.

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

Revenue Recognition. From the Company’s inception of business through the first quarter of fiscal 2010, the Company recognized revenue from product sales when the following four revenue recognition criteria were met: persuasive evidence of an arrangement exists, delivery has occurred (to the common carrier), the selling price is fixed or determinable, and collectability is reasonably assured. These criteria followed the Company’s general policy to recognize revenue according to its shipping terms, which were F.O.B. shipping point. Under this policy, title and risk of loss were transferred to the customer upon delivery to the common carrier, at which time, revenue was recognized.

Although the Company had no legal obligation to compensate the customer, the Company generally replaces the product or reimburses the customer for goods that were lost or damaged in transit and filed a claim to the common carrier for reimbursement for such loss. The Company executed a new pricing agreement with its primary carrier which offered a lower price per delivery and eliminated the Company’s option to file reimbursement claims for product lost or damaged in transit. As a result of this agreement, the Company determined that the risk of loss or damage during transit would be retained by the Company. Therefore, the Company determined that revenue from product sales should be recognized at the delivery date, not the ship date.

This change in the second quarter of fiscal 2010 resulted in a deferral of $2.0 million of sales revenue and a decrease in cost of goods sold of $1.5 million, which reduced gross profit by $0.5 million. The Company has recognized revenue upon delivery to the customer starting the second quarter of fiscal 2010.

Revenue from sales of advertising is recorded when performance requirements of the related advertising program agreement are met. For fiscal 2010, the advertising revenue represented 1% of our total revenue.

We evaluated the criteria of ASC Topic 605-45 - Revenue Recognition - Principal Agent Considerations (“ASC 605-45”), in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When we are the primary party obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers or have several but not all of these indicators, revenue is recorded gross.

Product sales and shipping revenues, net of promotional discounts and return allowances, are recorded when the products are delivered and title passes to customers. Retail items sold to customers are made pursuant to terms and conditions that provide for transfer of both title and risk of loss upon our delivery to the customer. Return allowances, which reduce product revenue by our best estimate of expected product returns, are estimated using historical experience. We generally require payment by credit card at the point of sale. Amounts received prior to when we deliver goods to customers are recorded as deferred revenue.

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

Fair Value Measurements. During the first quarter of fiscal 2009, the Company adopted ASC Topic 820- Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. Additionally, in January 2010, the Company adopted Accounting Standards Update (“ASU”) 2010-6 - Improving Disclosures About Fair Value Measurements (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. We have adopted the provisions of ASC 820 as of January 1, 2008 for financial assets. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1-defined as observable inputs such as quoted prices in active markets; Level 2-defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3-defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

We have evaluated both Level 2 and Level 3 evidence to measure the fair value of our $4.2 million (par value) of auction rate preferred securities (“ARPS”) as of January 1, 2011. These investments consist solely of collateralized debt obligations supported by municipal and state agencies; do not include mortgage-backed securities or student loans; have redemption features that call for redemption at 100% of par value; and have a current credit rating of A or AAA. During fiscal 2010, we received partial redemptions at par on our investments totaling $0.1 million. The fact that there is not an active market as of January 1, 2011 to liquidate 100% of these certain investments was the final determination in classifying them as Level 3. We used a discounted cash flow valuation model to estimate the fair value of the securities. As a result of the temporary declines in fair value of our ARPS, which we attribute to liquidity issues rather than credit issues, we have recorded an unrealized loss of $0.1 million to accumulated other comprehensive income (loss). If our key assumptions used to determine estimated discounted cash flows change in the future, we may be required to record additional losses.

Inventory. Inventory consists of finished goods available-for-sale. We purchase inventory from suppliers both domestically and internationally, primarily in Taiwan and China. We believe that our products are generally available from more than one supplier, and we maintain multiple sources for many of our products, both internationally and domestically. We offer a broad line of auto parts for automobiles from model years 1965 to 2010. Because of the continued demand for our products, we primarily purchase products in bulk quantities to take advantage of quantity discounts and to ensure inventory availability.

Inventory is accounted for using the first-in first-out (“FIFO”) method and valued at the lower of cost or market value. During this valuation, we are required to make judgments about expected disposition of inventory, generally, through sales, returns to product vendors, or liquidations of obsolete or scrap products, and expected recoverable values of each disposition category based on currently-available information. If actual market conditions are less favorable than those anticipated by management, additional write-off of the value of our inventory may be required.

Website and Software Development Costs. We capitalize certain costs associated with software developed for internal use according to ASC Topic 350-40 - Intangibles – Goodwill and Other – Internal-Use Software (“ASC 350-40”), and ASC Topic 350-50- Intangibles – Goodwill and Other – Website Development Costs (“ASC 350-50”). Under these provisions, we capitalize costs associated with website development and software developed for internal use when both the preliminary project design and testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website development and software development such as payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use software project. Capitalization of these costs ceases when the project is substantially complete and ready for its intended use.

Long-Lived Assets and Intangibles. We acquire tangible and intangible assets in the normal course of business. We evaluate the recoverability of the carrying amount of these long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with ASC Topic 360- Property, Plant, and Equipment (“ASC 360”). An impairment loss is recognized when the carrying value exceeds the undiscounted cash flows estimated to result from the use and eventual disposition of the asset. Impairment losses are recognized in operating earnings. We continually use judgment when applying these impairment rules to determine the timing of the impairment tests, undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. The reasonableness of our judgments could significantly affect the carrying value of our long-lived assets. During 2008, we recorded a non-cash impairment charge on long-lived assets totaling $18.4 million as further described in “Note 6- Goodwill and Intangibles” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report. We did not recognize any impairment losses for fiscal 2009 and 2010.

Goodwill and Indefinite-Lived Intangibles. We account for goodwill under the guidance set forth in ASC Topic 350- Intangibles – Goodwill and Other (“ASC 350”), which specifies that goodwill and indefinite-lived intangibles should not be amortized. We evaluate goodwill and indefinite-lived intangibles for impairment on an annual basis or more frequently if events or circumstances occur that would indicate a reduction in fair value. Our annual impairment testing date is October 31. In addition, we identified a single reporting unit in accordance with ASC 350. The goodwill impairment test is a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount including goodwill. We estimate the fair value of the reporting unit based on an equal weighting of two market approaches and an income approach, which utilizes discounted future cash flows. The market approaches utilized market multiples of invested capital from 1) comparable publicly traded companies and 2) comparable transactions. The market multiples from invested capital include revenues, total assets, book equity plus debt and earnings before interest, taxes, depreciation and amortization (“EBITDA”). Assumptions critical to the fair value estimates under the discounted cash flow model include discount rates, cash flow projections, projected long-term growth rates and the determination of terminal values Management has performed a sensitivity analysis on its significant assumptions and has determined that a change in its assumptions within selected sensitivity testing levels would not impact its conclusion. The excess of fair value over carrying value for our reporting unit as of October 31, 2010, the annual testing date, was approximately $187 million, and there would have to be a 65% decrease in the fair value of the reporting unit to fail step1. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss by comparing the implied fair value of the reporting unit to its carrying value. We completed our annual testing and passed the first step of the impairment test. We did not recognize any impairment loss on goodwill and indefinite-lived intangibles for fiscal 2009 and 2010. During 2008, we recorded a non-cash impairment charge on goodwill totaling $4.4 million, due to the significant decline in the Company’s stock price to a level indicating a market capitalization below book value during the fourth quarter ended December 31, 2008. We also recorded a $0.7 million impairment loss on indefinite-lived intangible assets during calendar year 2008 as further described in “Note 6- Goodwill and Intangibles” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report.

Income Taxes. The Company accounts for income taxes in accordance with ASC Topic740- Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When appropriate, a valuation reserve is established to reduce deferred tax assets, which include tax credits and loss carry forwards, to the amount that is more likely than not to be realized. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. We consider the following possible sources of taxable income when assessing the realization of our deferred tax assets:

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

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. Although we expect that the operations of the recently acquired WAG business and our ability to achieve future profitability of these operations was enhanced by the cost reductions that occurred as a result of the acquisition and subsequent integration efforts, WAG’s historic operating results remain relevant as they are reflective of the industry and the effect of economic conditions. The fundamental businesses and inherent risks in which the WAG business operates did not change from those which existed prior to the acquisition. We utilized a three-year analysis of actual results as the primary measure of cumulative losses in recent years. However, because a substantial portion of those cumulative losses relate to impairment of intangible assets and goodwill, those three-year cumulative results are adjusted for the effect of these items. In addition, the near- and medium-term financial outlook is considered when assessing the need for a valuation allowance.

The valuation of deferred tax assets requires judgment and assessment of the future tax consequences of events that have been recorded in the financial statements or in the tax returns, and our future profitability represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations. Prior to the acquisition of WAG, the Company concluded that it was more likely than not that we would realize the deferred tax assets in all jurisdictions. However, with the acquisition of WAG, based largely on the weight of the combined cumulative three-year adjusted loss position, it was determined that it was not more likely than not that the Company would realize its net deferred tax assets as of January 2, 2011. Therefore, a valuation allowance of $18.3 million was recorded as of January 1, 2011, of which $4.7 million was recorded in relation to WAG upon our acquisition as of August 12, 2010

If, in the future, we generate taxable income on a sustained basis in jurisdictions where we have recorded full valuation allowances, our conclusion regarding the need for full valuation allowances in these tax jurisdictions could change, resulting in the reversal of some or all of the valuation allowances. If our operations generate taxable income prior to reaching profitability on a sustained basis, we would reverse a portion of the valuation allowance related to the corresponding realized tax benefit for that period, without changing our conclusions on the need for a full valuation allowance against the remaining net deferred tax assets.

At January 1, 2011, federal and state net operating loss (NOL) carryforwards were $6.8 million and $27.5 million, respectively. Federal NOL carryforwards of $2.7 million were acquired in the acquisition of WAG which are subject to Internal Revenue Code section 382 and limited to an annual usage limitation of $135,000. Additionally the tax benefit of $0.9 million of the federal and state NOL carryforwards which were created by the exercise of stock options will be credited to additional paid in capital once recognized. Federal NOL carryforwards expire in 2029 and 2030, while state NOL carryforwards begin to expire in 2016. The state NOL carryforwards expire in the respective tax years as follows (in thousands):

2016 - 2022	$24,916
2023 - 2030	2,553

$27,469

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of January 1, 2011, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. During calendar year 2008, the Company was audited by the Internal Revenue Service for the years ended December 31, 2006 and 2007. The audit was concluded with the payment of a non-material sum. During fiscal 2010, the Company was audited by the Internal Revenue Service for the year ended December 31, 2008. The audit was concluded with no change. The tax years 2006-2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Share-Based Compensation. The Company accounts for share-based compensation in accordance with ASC Topic 718- Compensation – Stock Compensation (“ASC 718”). ASC 718 requires that all share-based compensation to employees, including grants of employee stock options, be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payment awards, with the exception of options granted containing market conditions, for which we estimate the fair value using a Monte Carlo model. The Black-Scholes and Monte Carlo valuation models require extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and, consequently, the related amount of share-based compensation expense recognized in the Consolidated Statement of Operations could have been significantly different than the amounts recorded. We estimate volatility using historical volatilities of similar public entities. The expected life of the awards is based on a simplified method that defines the life as the average of the contractual term of the options and the weighted average vesting period for all open tranches. Prior to our initial public offering in February 2007, we did not have a history of market prices of our common stock. Due to the limited period time our equity shares have been publicly traded, we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected life of our awards. The dividend yield assumption is based on our history and expectation of paying no dividends.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We consider many factors when estimating expected forfeitures, including employee class, economic environment, and historical experience. Share-based compensation expense recognized in our financial statements is based on awards that are ultimately expected to vest. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested options, we may be required to accelerate, increase or cancel any remaining unrecognized share-based compensation expense.

Valuation at the Time of Grant. We have granted to our employees options to purchase common stock at exercise prices equal to the fair market value of the underlying common stock at the time of each grant, which is the closing market price of our common stock.

Under provisions of ASC 718, we recognized $2.9 million, $3.3 million and $2.7 million of share-based compensation expense for calendar year 2008, fiscal 2009 and fiscal 2010, respectively. At January 1, 2011, the total compensation cost related to unvested stock-based awards granted to employees and non-employee directors under our equity incentive plans but not yet recognized was approximately $3.3 million, net of estimated forfeitures of approximately $2.0 million. This cost will be amortized over a weighted-average period of approximately 2.11 years and will be adjusted for subsequent changes in estimated forfeitures.

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 105- Generally Accepted Accounting Principles (“ASC 105”), which establishes the FASB ASC as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Revenue Arrangements with Multiple Deliverables, which amends Accounting Standards Codification (“ASC”) Topic 605, which modifies the accounting for multiple deliverable revenue arrangements to enable vendors to account for deliverables separately rather than as a combined unit. The adoption will not have a material effect on the consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material effect on the consolidated financial statements.

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Year Ended December 31, 2008	52 Weeks Ended January 2, 2010	52 Weeks Ended January 1, 2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	65.7	63.8	65.8

Gross profit	34.3	36.2	34.2
Operating expenses:
General and administrative	11.9	11.1	10.9
Marketing	15.0	13.3	14.8
Fulfillment	5.9	6.5	5.7
Technology	2.4	2.5	2.3
Amortization of intangibles and impairment loss	15.6	0.4	1.1
Impairment loss on goodwill	2.9	—	—

Total operating expenses	53.7	33.8	34.7

(Loss) income from operations	(19.4)	2.4	(0.5)
Other income (expense):
Other income	—	—	—
Interest income (expense), net	0.6	0.1	(0.1)

Other income (expense), net	0.6	0.1	(0.1)
(Loss) income before income taxes	(18.8)	2.5	(0.7)
Income tax (benefit) provision	(7.8)	1.8	4.7

Net (loss) income	(11.0)%	0.7%	(5.3)%

The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations.

Fifty-Two Weeks Ended January 2, 2010 Compared to the Fifty-Two Weeks Ended January 1, 2011

Net Sales and Gross Margin

	52 Weeks Ended January 2,	52 Weeks Ended January 1,	$ Change	% Change
	2010	2011
	(in thousands)
Net sales	$176,288	$262,277	$85,989	48.8%
Cost of sales	112,415	172,668	60,253	53.6%

Gross profit	$63,873	$89,609	$25,736	40.3%
Gross margin	36.2%	34.2%		(2.0)%

Net sales increased $86.0 million, or 48.8%, for fiscal 2010 compared to fiscal 2009. Excluding $39.1 million of sales from WAG, the net sales for fiscal 2010 were $223.2 million, an increase of 26.6% over fiscal 2009 net sales due to increases of $42.5 million, or 25.9%, in online sales and $4.4 million, or 36%, in offline sales, which consist of our Kool-Vue™ and wholesale operations. Our online sales consist of our e-commerce, online marketplace sales channels and online advertising. Our e-commerce channel includes our e-commerce websites supported by our call-center sales agents who generate cross-sell and up-sell opportunities. Our online marketplaces consist primarily of auction and other third-party websites. Online advertising is sold on our e-commerce websites.

The increase in online sales resulted from an increase of 355,130, or 24.8%, in total placed orders, an increase of 8.0 million, or 7.6%, in unique visitors, partially offset by a decrease of $8.24, or 1.7%, in average order value from fiscal 2009 to fiscal 2010. The increases in total placed orders and the unique visitors resulted from increased marketing spend driving higher paid traffic and better content on our websites driving more organic traffic. The increases were also attributed to more effective pricing, better catalog data and a better customer experience. Our average order value declined due to increased pricing competition and increased sales of lower cost direct sourced products. We expect our sales to increase in the coming year in line with our continuous effort to improve our content on our websites and customer experience.

Gross profit increased 40.3% from fiscal 2009 to fiscal 2010. Excluding the acquisition of WAG, gross profit was $75.8 million, an increase of 18.6%. Gross margin declined 2.0% to 34.2% of net sales compared with fiscal 2009. Excluding the acquisition of WAG, gross margin was 34.0% for fiscal 2010. Gross margin was unfavorably impacted by increased freight expense and a discontinuation of high margin loyalty programs in fiscal 2010. We expect gross margin to increase in the coming year and eventually increase above 34% from new pricing initiatives.

General and Administrative Expense

	52 Weeks Ended January 2,	52 Weeks Ended January 1,
	2010	2011	$ Change	% Change
	(in thousands)
General and administrative expense	$19,640	$28,628	$8,988	45.8%
Percent of net sales	11.1%	10.9%		(0.2)%

General and administrative expense increased $9.0 million or 45.8% for fiscal 2010 compared to fiscal 2009. Excluding $5.9 million from WAG, the general and administrative expense increased primarily due to the acquisition and integration costs of $1.4 million related to our acquisition of WAG.

Marketing Expense

	52 Weeks Ended January 2,	52 Weeks Ended January 1,	$ Change	% Change
	2010	2011
	(in thousands)
Marketing expense	$23,419	$38,757	$15,338	65.8%
Percent of net sales	13.3%	14.8%		1.5%

Marketing expense increased $15.3 million, or 65.8%, for fiscal 2010 compared to fiscal 2009. Excluding $8.6 million of marketing expense from WAG, the marketing expense increased $6.7 million or 2.9% from fiscal 2009, primarily due to higher amortization costs related to software deployments and an increase in marketing spend which resulted in higher listing and placement fees paid to commercial and search engine websites such as eBay, Google and MSN. We expect no significant fluctuation in our marketing expense in the coming year.

Fulfillment Expense

	52 Weeks Ended January 2,	52 Weeks Ended January 1,	$ Change	% Change
	2010	2011
	(in thousands)
Fulfillment expense	$11,437	$14,946	$3,509	31.1%
Percent of net sales	6.5%	5.7%		(0.8)%

Fulfillment expense increased $3.5 million, or 31.1%, for fiscal 2010 compared to fiscal 2009. Excluding $1.7 million of fulfillment expense from WAG, the fulfillment expense increased $1.8 million due to an increase in external labor, partially offset by the fixed cost leverage from higher sales during fiscal 2010. The increase in external labor is due to higher need of workforce at our distribution centers in fiscal 2010 in line with the increase in our inventory. We expect our fulfillment expense to remain consistent in the coming year.

Technology Expense

	52 Weeks Ended January 2,	52 Weeks Ended January 1,	$ Change	% Change
	2010	2011
	(in thousands)
Technology expense	$4,467	$5,902	$1,435	32.3%
Percent of net sales	2.5%	2.3%		(0.2)%

Technology expense increased $1.4 million, or 32.3% for fiscal 2010 compared to fiscal 2009. Excluding $1.3 million of technology expense from WAG, the technology expense for fiscal 2010 remained consistent from fiscal 2009. We expect no significant fluctuation in technology expense in the coming year.

Amortization of Intangibles and Impairment Loss

	52 Weeks Ended January 2,	52 Weeks Ended January 1,	$ Change	% Change
	2010	2011
	(in thousands)
Amortization of intangibles and impairment loss	$661	$2,804	$2,143	324.2%
Percent of net sales	0.4%	1.1%		0.7%

Amortization of intangibles and impairment loss increased by $2.1 million, or 324.2%, in fiscal 2010, primarily due to the amortization expense of $2.3 million related to the intangible assets acquired in connection with our acquisition of WAG in August 2010.

Other Income (Expense), Net

	52 Weeks Ended January 2,	52 Weeks Ended January 1,	$ Change	% Change
	2010	2011
	(in thousands)
Other income (expense), net	$191	$(280)	$(471)	(246.6)%
Percent of net sales	0.1%	(0.1)%		(0.2)%

Other income, net decreased $0.5 million, or 246.6% for fiscal 2010 compared to fiscal 2009, primarily due to the interest of $0.4 million paid in connection with the Company’s credit facility executed in August 2010.

Income Tax Provision (Benefit)

	52 Weeks Ended January 2,	52 Weeks Ended January 1,	$ Change	% Change
	2010	2011
	(in thousands)
Income tax provision (benefit)	$3,123	$12,218	$9,095	291.2%
Percent of net sales	1.8%	4.7%		2.9%

For fiscal 2010 and 2009, the effective tax rate for the Company was (715.3)% and 70.33%, respectively. The Company’s effective tax rate is significantly higher in fiscal 2010 than the U.S. federal statutory rate primarily due to the recognition of a valuation allowance of $13.6 million. Prior to the acquisition of WAG, the Company concluded that it was more likely than not that we would realize the deferred tax assets in all jurisdictions. However, with the acquisition of WAG, based largely on the weight of the combined cumulative three-year adjusted loss position, it was determined that it was not more likely than not that the Company would realize its net deferred tax assets. Therefore, a valuation allowance of $18.3 million was recorded as of January 1, 2011, of which $4.7 million was recorded against the acquired deferred tax assets of WAG as of August 12, 2010.

The components of income (loss) before income taxes consist of the following:

	52 Weeks Ended January 2, 2010	52 Weeks Ended January 1, 2011
Domestic operations	$3,795	$(2,540)
Foreign operations	645	832

Total income (loss) before income taxes	4,440	(1,708)

Income tax (benefit) expense differs from the amount that would result from applying the federal statutory rate as follows:

	Year Ended December 31, 2008	52 Weeks Ended January 2, 2010	52 Weeks Ended January 1, 2011
	(in thousands)
Income tax at U.S. federal statutory rate	$(9,768)	$1,511	$(581)
Share-based compensation	161	1,086	(93)
State income tax, net of federal tax effect	(1,880)	729	(759)
Tax exempt interest	(220)	(16)	(8)
Foreign tax	60	(163)	(210)
Non deductible acquisition costs	—	—	258
Other	(175)	(24)	1
Change in valuation allowance	—	—	13,610

Effective tax (benefit) provision	$(11,822)	$3,123	$12,218

The Company’s effective tax rate was impacted by income taxes incurred in foreign and state jurisdictions. With respect to the income of its foreign subsidiaries, the Company takes the position that the earnings of the foreign subsidiaries are permanently invested in that jurisdiction. As a result, no additional income taxes have been provided on the possible repatriation of these earnings to the parent company. The Company has not calculated the amount of deferred tax liability that would result from such repatriation as such determination is not practicable.

The favorable impact of foreign taxes is due in large part to a tax holiday in the Philippines, which is effective through September 2011. The term of the tax holiday is four years, provided as an incentive for new business and no further requirements exist to maintain the tax holiday. The impact of this tax holiday decreased foreign taxes by $0, $136,000 and $182,000 for calendar year 2008, fiscal 2009 and fiscal 2010, respectively. The benefit of the tax holiday on net income per share (diluted) was immaterial for the related years.

As of January 1, 2011, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters.

Year Ended December 31, 2008 Compared to the Fifty-Two Weeks Ended January 2, 2010

Net Sales and Gross Margin

	Year Ended December 31,	52 Weeks Ended January 2,	$ Change	% Change
	2008	2010
	(in thousands)
Net sales	$153,424	$176,288	$22,864	14.9%
Cost of sales	100,869	112,415	11,546	11.4%

Gross profit	$52,555	$63,873	$11,318	21.5%
Gross margin	34.3%	36.2%		1.9%

Net sales increased $22.9 million, or 14.9%, for fiscal 2009 compared to calendar year 2008. This increase was mainly attributable to an increase in our online sales of $23.6 million, or 16.8%, offset in part by a decrease of $0.8 million, or 5.9%, in our offline business, which consists of our Kool-Vue™ and wholesale operations. Our online business consists of our e-commerce and online marketplace sales channels and includes online advertising. Our e-commerce channel includes our e-commerce websites supported by our call-center sales agents who generate cross-sell and up-sell opportunities. Our online marketplaces consist primarily of auction and other third-party websites. Online advertising is sold on our e-commerce websites.

E-commerce sales increased $22.9 million, or 19.5%, to $140.1 million for fiscal 2009 compared to $117.2 million for calendar year 2008. The increase is primarily due to increased traffic of 9.5 million or 9.9% to 106.1 million unique visitors and a 10 basis point increase in conversion rate to 1.35% for fiscal 2009 compared to 96.6 million unique visitors and a conversion rate of 1.25% for calendar year 2008. The increase in unique visitors primarily resulted from increased marketing spend driving higher paid traffic and better content on our websites driving more organic traffic. The increase in conversion was largely due to more effective pricing, better catalog data and a better customer experience. Total e-commerce orders increased by 222,000 or 18.3% to 1.4 million orders for fiscal 2009. Our average order value declined to $119 for fiscal 2009 compared with $124 for calendar year 2008 which was primarily attributable to increased pricing competition and increased sales of lower cost direct sourced products.

Online marketplace sales decreased $0.5 million, or 2.2%, to $20.5 million for fiscal 2009 compared to $21.0 million for calendar year 2008 due in part to a decline in marketplace traffic.

Net sales from our offline business declined by $0.8 million, or 5.9%, to $12.3 million for fiscal 2009 from calendar year 2008. The decrease in net sales was the result of reduced purchases from a significant customer in fiscal 2009.

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

Gross profit was $63.9 million, or 36.2% of net sales, for fiscal 2009, compared to $52.6 million, or 34.3% of net sales, in the prior year. The 1.9% increase in gross margin for fiscal 2009 compared to the prior year was primarily due to lower outbound freight expense, lower product costs, purchase discounts, and increased revenue from sales of advertising on our websites.

General and Administrative Expense

	Year Ended December 31,	52 Weeks Ended January 2,
	2008	2010	$ Change	% Change
	(in thousands)
General and administrative expense	$18,234	$19,640	$1,406	7.7%
Percent of net sales	11.9%	11.1%		(0.8)%

General and administrative expense increased $1.4 million or 7.7% for fiscal 2009 compared to calendar year 2008 primarily due to an increase in bonuses and share-based compensation for our employees, increased merchant fees due to a higher sales volume, increased legal fees related to the litigation to protect our intellectual property, and increased depreciation and amortization expense for internally-developed software that was placed into production in fiscal 2009; partially offset by lower professional fees and labor expense.

During fiscal 2009, share-based compensation expense increased by $0.4 million primarily due to performance-based option awards.

Marketing Expense

	Year Ended December 31,	52 Weeks Ended January 2,	$ Change	% Change
	2008	2010
	(in thousands)
Marketing expense	$22,965	$23,419	$454	2.0%
Percent of net sales	15.0%	13.3%		(1.7)%

Marketing expense increased $0.5 million, or 2.0%, for fiscal 2009 compared to calendar year 2008. As a percentage of net sales, marketing expense decreased 1.7% to 13.3% for fiscal 2009 compared to the prior-year primarily due to reduced personnel costs, partially offset by higher e-commerce advertising spending from increased unique visitors. Marketing spend as a percentage of sales was 7.1% for fiscal 2009 compared to 7.3% in the prior year. Reduced spend in our online marketplaces sales channel also contributed to this percentage decrease for fiscal 2009.

Fulfillment Expense

	Year Ended December 31,	52 Weeks Ended January 2,	$ Change	% Change
	2008	2010
	(in thousands)
Fulfillment expense	$9,116	$11,437	$2,321	25.5%
Percent of net sales	5.9%	6.5%		0.6%

Fulfillment expense increased $2.3 million, or 25.5%, for fiscal 2009 compared to the prior year. As a percentage of net sales, fulfillment expense increased 0.6% to 6.5% for fiscal 2009 primarily due to expenses related to our new distribution center in Virginia that opened in 2009.

Technology Expense

	Year Ended December 31,	52 Weeks Ended January 2,	$ Change	% Change
	2008	2010
	(in thousands)
Technology expense	$3,642	$4,467	$825	22.7%
Percent of net sales	2.4%	2.5%		0.1%

Technology expense increased $0.8 million, or 22.7% for fiscal 2009 compared to the prior year. As a percentage of sales, technology expense increased 0.1% to 2.5% mainly due to higher personnel related expenses and increased communication bandwidth to support our growing infrastructure and investments in our overall technology platform.

Amortization of Intangibles and Impairment Loss

	Year Ended December 31,	52 Weeks Ended January 2,	$ Change	% Change
	2008	2010
	(in thousands)
Amortization of intangibles and impairment loss	$23,896	$661	$(23,235)	(97.2)%
Percent of net sales	15.6%	0.4%		(18.1)%

Amortization of intangibles and impairment loss declined by $23.2 million, or 97.2%, in fiscal 2009. Calendar year 2008 included non-cash impairment of $18.3 million on intangible assets. For further discussion refer to “Note -6 Goodwill and Intangibles” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report. We estimate aggregate amortization expense related to these intangibles for the years 2010, 2011, 2012, 2013 and 2014 to be approximately $323,000, $323,000, $323,000, $288,000 and $112,000, respectively.

Impairment Loss on Goodwill

	Year Ended December 31,	52 Weeks Ended January 2,	$ Change	% Change
	2008	2010
	(in thousands)
Impairment loss on Goodwill	$4,430	$—	$(4,430)	(100)%
Percent of net sales	2.9%	0.0%		(2.9)%

There was no impairment on goodwill in fiscal 2009. Calendar year 2008 included non-cash impairment of $4.4 million on goodwill. For further discussion refer to “Note -6 Goodwill and Intangibles” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report.

Other Income (Expense), Net

	Year Ended December 31,	52 Weeks Ended January 2,	$ Change	% Change
	2008	2010
	(in thousands)
Other income (expense), net	$1,000	$191	$(809)	(80.9)%
Percent of net sales	0.7%	0.1%		(0.6	) %

Other income, net decreased $0.8 million, or 80.9% for fiscal 2009 compared to the prior year, resulting from lower interest income from a decline in interest rates during fiscal 2009 compared to calendar year 2008.

Income Tax Provision (Benefit)

	Year Ended December 31,	52 Weeks Ended January 2,	$ Change	% Change
	2008	2010
	(in thousands)
Income tax provision (benefit)	$(11,822)	$3,123	$14,945	126.4%
Percent of net sales	(7.7)%	1.8%		9.5%

For fiscal 2009 and 2008, the effective tax rate for the Company was 70.33% and 41.36%, respectively. The Company’s effective tax rate is higher than the U.S. federal statutory rate primarily as a result of state income taxes and other non-deductible permanent differences. The increase in income tax provision during fiscal 2009 was primarily due to a $1.1 million tax effect of stock option forfeitures and other non-deductible permanent differences. The decrease in income tax provision (benefit) during calendar year 2008 was primarily due to the tax effect of the $4.5 million and $23.4 million impairment losses on our goodwill and intangible assets, respectively.

Liquidity and Capital Resources

Sources of Liquidity

In fiscal 2010, we funded our operations with cash and cash equivalents generated from operations in prior years, sale of marketable securities, credit facilities and capital lease financings. We had no balance outstanding under our bank line of credit during fiscal 2010.

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flow for calendar year 2008, fiscal 2009 and fiscal 2010, respectively, ended:

	December 31,	January 2,	January 1,
	2008	2010	2011

	(in thousands)

Net cash provided by (used in) operating activities	2,996	11,587	(1,709)

Net cash provided by (used in) investing activities	11,178	(18,079)	(31,048)

Net cash (used in) provided by financing activities	(1,075)	115	23,883

Effect of exchange rate changes on cash	(25)	155	218

Net increase (decrease) in cash and cash equivalents	13,074	(6,222)	(8,656)

We had cash and cash equivalents of $17.6 million as of January 1, 2011, representing a $8.7 million decrease from $26.3 million of liquid assets as of January 2, 2010. The decrease in our cash and cash equivalents as of January 1, 2011 was primarily due to our acquisition of WAG, purchase of inventory and investment in property and equipment, which was partially offset by cash generated from operations, sale of marketable securities and borrowings under our credit facility in fiscal 2010.

Operating Activities

Net cash provided by operating activities decreased by approximately $13.3 million for fiscal 2010, as compared to fiscal 2009. The decrease was primarily due to an increase in purchase of inventory, which was offset by an improvement in timing of payments on accounts payable and net earnings in fiscal 2010 after adjusting for non-cash items such as depreciation and amortization and deferred income taxes. Net cash provided by operating activities increased by approximately $8.6 million for fiscal 2009, as compared to calendar year 2008. The increase was primarily due to higher earnings after adjusting for non-cash items such as depreciation and amortization and deferred income taxes, which was partially offset by utilization of cash for purchase of inventory. The improvement in cash flows from operating activities in fiscal 2009 also reflected the timing of payments on accounts payable and collections on accounts receivables.

Investing Activities

Net cash used in investing activities increased by approximately $13.0 million for fiscal 2010, as compared to fiscal 2009. The increase was primarily due to our acquisition of WAG and purchase of property and equipment, which was partially offset by proceeds from sale of short-term marketable securities. Net cash used in investing activities increased by approximately $29.3 million for fiscal 2009, as compared to calendar year 2008, primarily due to higher purchase of short-term marketable securities and purchase of property and equipment.

Financing Activities

Net cash provided by financing activities increased by approximately $23.8 million for fiscal 2010, as compared to fiscal 2009. The increase was primarily due to borrowings of $25 million under our credit facility in fiscal 2010. Net cash provided by financing activities increased by approximately $1.2 million for fiscal 2009, as compared to calendar year 2008, primarily due to a decrease in the payments made on borrowings.

Funding Requirements

As of January 1, 2011, our working capital was of $20.7 million. The historical seasonality in our business during the fourth and first calendar quarters of each year cause cash and cash equivalents, inventory and accounts payable to be generally higher in these quarters, resulting in fluctuations in our working capital.

In August 2010, the Company and Silicon Valley Bank (“Bank”) entered into a Loan and Security Agreement (the “Loan Agreement”) and other definitive documentation for a $35 million secured credit facility (the “Facility”). The Facility is comprised of a term loan in the original principal amount of $25 million and a revolving line of credit with availability up to $10 million. The Facility has a final maturity date of June 30, 2014, and borrowings under the Facility bear interest, at the election of the Company, at LIBOR (with a floor of 1.25%) plus a margin of from 2.00% to 3.00% per annum, or at the Wall Street Journal Prime Rate plus a margin of from 1.00% to 2.00% per annum, based upon the Company’s maximum funded debt ratio. An unused revolving line fee of 0.375% per annum is payable on the undrawn committed amount of the revolving line of credit. Interest on outstanding borrowings under the term loan and the revolving line of credit is payable no less than quarterly, and the outstanding principal of the term loan amortized over four years and payable quarterly, with any outstanding amount under the Facility to be paid in full on the final maturity date. Borrowings under the Facility are secured by liens over all assets of the Company, including shares of stock in each of the Company’s subsidiaries. Ten of the Company’s subsidiaries are acting as co-borrowers under the Facility. At January 1, 2011, the LIBOR rate and the margin were 1.25% and 3.00% per annum, respectively. The Company had no borrowings on the revolving line of credit during fiscal 2010.

The Loan Agreement requires the Company to comply with a number of covenants, including financial covenants related to Maximum Funded Debt to Consolidated EBITDA, Liquidity, and Consolidated Fixed Charge Coverage Ratios; negative pledge requirements; requirements to deliver quarterly and annual consolidated financial statements; requirements to maintain adequate insurances; prohibitions on changes in the business and disposition of the Company’s assets; and other customary covenants. The Loan Agreement also requires the Company to obtain a prior written consent from the Bank when the Company determines to pay any dividends on or make any distribution related to our common stock. The Loan Agreement includes usual and customary events of default and remedies for facilities of this nature. On February 28, 2011, the Company and the Bank entered into Amendment No. 1 to Loan and Security Agreement and Limited Waiver (“Amendment”). The Amendment waived the Company’s lack of compliance with the Consolidated Fixed Charge Coverage Ratio Covenant in the Loan Agreement as of January 1, 2011. The Amendment also amended the definitions of Baseline Liquidity and Consolidated EBITDA to more readily accommodate the Company’s integration of the WAG acquisition.

We anticipate that funds generated from operations and cash on hand will be sufficient to meet our working capital needs, expected capital expenditures and the servicing of the debt for at least the next twelve months. Our future capital requirements may, however, vary materially from those now planned or anticipated. Changes in our operating plans, lower than anticipated net sales, additional acquisitions, increased expenses, continued or worsened economic conditions, or other events, including those described in “Risk Factors,” may cause us to seek debt or equity financings in the future. Financings may not be available on acceptable terms, on a timely basis, or at all, and our failure to raise adequate capital when needed could negatively impact our growth plans and our financial condition and results of operations. As of January 1, 2011, our $4.1 million (fair value) of ARPS investments remain classified as long-term investments as a result of failed auctions and market liquidity issues. We may not have immediate access to those funds.

We also plan to continue our technology investments in an effort to improve our websites, operating systems, and backend platforms.

Debt and Available Borrowing Resources

Short-term debt and long-term debt increased by $6.3 million and $18.1 million, respectively, for fiscal 2010 as compared to fiscal 2009. The net increase is due to spending on the acquisition of WAG and executing capital leases in fiscal 2010. The Company had no borrowings in fiscal 2009, and the short-term debt of $47,000 for calendar year 2008 was related to capital lease obligation that was paid off in fiscal 2009. There was no long-term debt in calendar year 2008.

Our debt-equity ratio is calculated as the carrying value of debt divided by the carrying value of equity. As of January 1, 2011, our debt-equity ratio was 0.33 due to borrowings under our new credit facility in fiscal 2010.

As of January 1, 2011, an unused revolving line of credit with availability up to $10 million was available to the Company to obtain short-term and long-term financings if we need additional liquidity.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The following table sets forth our contractual cash obligations and commercial commitments as of January 1, 2011.

	Payment Due By Period (in thousands)
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal payments on long-term debt (1)	24,000	6,125	13,125	4,750
Interest payments on long-term debt (2)	2,040	908	1,051	81
Operating lease obligations (3)	6,004	1,482	2,883	1,260	379
Capital lease obligations (4)	332	196	136

(1)	Amounts represent the expected principal cash payments relating to our long-term debt and do not include any fair value adjustments or discounts and premiums.
(2)	Amounts represent the expected interest cash payments relating to our long-term debt. The interest rate at January 1, 2011 was used to calculate the expected future interest payments.
(3)

Commitments under operating leases relate primarily to our lease on our principal facility in Carson, California, our distribution center in Chesapeake, Virginia, and our call center in the Philippines. The lease on WAG’s office in Chicago and warehouse space in LaSalle, Illinois and Independence, Ohio are also included.

(4)	Commitments under capital leases relate to equipment lease agreements.

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

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial commodity market prices and rates. We are exposed to market risk primarily in the area of changes in United States interest rates and conditions in the credit markets. We also have some exposure related to foreign currency fluctuations. We do not have derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities and mutual funds that hold debt securities.

Interest Rate Risk. Our investment securities generally consist of high-grade auction rate preferred securities. As of January 1, 2011, our long-term investments included $4.1 million (fair value) of investments in ARPS, which consist of high-grade (A or AAA rated) collateralized debt obligations issued by municipalities and state agencies. Our ARPS have an interest rate that is reset in short intervals through auctions. The current conditions in the global credit markets have prevented some investors from liquidating their holdings of ARPS because the amount of securities submitted for sale has exceeded the amount of purchase orders for these securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other- than- temporary, we would be required to adjust the carrying value of the investment through an impairment charge.

On February 13, 2008, we were informed that there was insufficient demand at auctions for four of our high-grade ARPS, representing approximately $7.8 million. As a result, these affected securities are currently not liquid and the interest rates have been reset to the predetermined higher rates. For the period June 30, 2008 through January 1, 2011, we have received partial redemptions at par on all four ARPS totaling $3.5 million. The remaining principal balance on our ARPS is $4.2 million as of January 1, 2011.

In the event we need to access the funds that are in an illiquid state, we will not be able to do so without the possible loss of principal until a future auction for these investments is successful or they are redeemed by the issuer. At this time, management has not obtained sufficient evidence to conclude that these investments are other-than-temporarily impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. If we are unable to sell these securities in the market or they are not redeemed, then we may be required to hold them indefinitely. We do not expect to have a need to access these funds for operational purposes for the foreseeable future. We plan to continue to monitor and evaluate these investments on an ongoing basis for impairment. Based on our ability to access our cash and other short-term investments, our expected cash flows, and our other sources of cash, we do not anticipate that the potential illiquidity of these investments will affect our ability to execute our current business plan. However, due to the illiquidity in the market, we have recorded $0.1 million of unrealized losses on our investment portfolio as of January 1, 2011.

As of January 1, 2011, we had a balance of $24.0 million outstanding under a term loan under our credit facility with Silicon Valley Bank. The interest rate on this loan is computed at a LIBOR loan rate, adjusted by features specified in our loan agreements. At our current debt level as of January 1, 2011, a 100 basis point increase in interest rates would not materially affect our earnings and cash flows. If, however, we are unable to meet the covenants in our loan agreement, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate. There can be no assurance that any renegotiated terms of credit would not materially impact our earnings. As of January 1, 2011, the Company’s Consolidated Fixed Charge Coverage ratio was lower than the ratio required by the covenants in the Loan and Security Agreement between the Company and Silicon Valley Bank. The bank has granted an amendment and limited waiver, which will not impact operating flexibility going forward.

Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. Dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. Dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. Dollar weakens year- over- year relative to currencies in our international locations, our consolidated net sales, gross profit, and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. Dollar strengthens year- over- year relative to currencies in our international locations, our consolidated net sales, gross profit and operating expenses will be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos, and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, we believe that a fluctuation of 10% in the Peso/U.S. Dollar exchange rate would have approximately a $0.3 million impact on our operating expenses for fiscal 2011. Our Canadian website sales are denominated in Canadian Dollars; however, fluctuations in exchange rates from these operations are only expected to have a nominal impact on our operating results due to the relatively small number of sales generated in Canada. We believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are set forth in Part IV, Item 15 of this report and are hereby incorporated into this Item 8 by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 1, 2011 pursuant to Rule 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objectives for which they were designed and operated at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). We assessed the effectiveness of our internal control over financial reporting as of January 1, 2011, based on the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). This assessment was conducted utilizing our documentation of policies and procedures, risk control matrices, gap analysis, key process walk-throughs and management’s knowledge of and interaction with its controls and testing of our key controls.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on such assessment and criteria, management has concluded that the internal controls over financial reporting were effective, and were operating at the reasonable assurance level as of January 1, 2011. Our independent registered public accounting firm, Deloitte & Touche LLP, has included an attestation report on our internal control over financial reporting, which is included below.

For purposes of conducting its 2010 evaluation of the effectiveness of the Company’s internal control over financial reporting, management has excluded the acquisitions of WAG, completed on August 12, 2010, whose financial statements constitute - 6.4 percent and 12.1 percent of net and total assets, respectively, 14.9 percent of net sales, and 43.2 percent of net loss, of the consolidated financial statement amounts as of and for the year ended January 1, 2011. Refer to “Note 5 – Business Combination” in Part IV, Item 15 of this report for further discussion of the acquisitions and their impact on the Company’s Consolidated Financial Statements.

Changes in Internal Control Over Financial Reporting

The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter ended January 1, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

U.S. Auto Parts Network, Inc.

Carson, California

We have audited the internal control over financial reporting of U.S. Auto Parts Network, Inc and subsidiaries (the “Company”) as January 1, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Automotive Specialty Accessories and Parts (“WAG”), which was acquired on August 12, 2010, and whose financial statements constitute - 6.4 percent and 12.1 percent of net and total assets, respectively, 14.9 percent of net sales, and 43.2 percent of net loss of the consolidated financial statement amounts as of and for the period ended January 1, 2011. Accordingly, our audit did not include the internal control over financial reporting at WAG. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the period ended January 1, 2011 of the Company and our report dated March 16, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Los Angeles, CA

March 16, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors. The information under the caption “Election of Directors,” appearing in the Proxy Statement (“Proxy Statement”), is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2010.

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

(3) Exhibits.

The following exhibits are filed herewith or incorporated by reference to the location indicated below:

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Acquisition Agreement dated May 19, 2006 by and among U.S. Auto Parts Network, Inc. and Partsbin, Inc., on the one hand, and The Partsbin.com, Inc., All OEM Parts, Inc., Power Host, Inc., Auto Parts Web Solutions, Inc., Web Chat Solutions, Inc., Everything Internet, LLC, Richard E. Pine, Lowell E. Mann, Brian Tinari and Todd Daugherty, on the other hand

2.2	Stock Purchase Agreement executed August 2, 2010 among the Acquisition Sub, WAG, Riverside and the other stockholders of WAG (incorporated by reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2010)

3.1	Second Amended and Restated Certificate of Incorporation of U.S. Auto Parts Network, Inc. as filed with the Delaware Secretary of State on February 14, 2007 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

3.2	Amended and Restated Bylaws of U.S. Auto Parts Network, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

4.1*	Specimen common stock certificate

10.1+*	U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan

10.2+*	Form of Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.3+*	Form of Notice of Grant of Stock Option under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.4+*	Form of Acceleration Addendum to Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.5+*	U.S. Auto Parts Network, Inc. 2007 Omnibus Plan and forms of agreements

10.8+*	Offer Letter of Employment dated May 19, 2006 by and between U.S. Auto Parts Network, Inc. and Richard Pine

10.9+*	Non-Competition Agreement dated May 19, 2006 by and among U.S. Auto Parts Network, Inc. and Richard Pine, Lowell Mann, Brian Tinari and Todd Daugherty

10.10*	Shareholder’s Release dated May 19, 2006 by and between U.S. Auto Parts Network, Inc. and Richard Pine

10.23*	Commercial Lease Agreement dated January 1, 2004 by and between U.S. Auto Parts Network, Inc. and Nia Chloe Enterprises, LLC, amended effective February 1, 2010

10.24*	Standard Industrial/Commercial Multi-Tenant Lease — Gross dated October 1, 2006 by and between U.S. Auto Parts Network, Inc. and Margay 2003, LLC, amended effective February 1, 2010

10.25*	Standard Industrial/Commercial Multi-Tenant Lease — Gross dated July 12, 2004 by and between U.S. Auto Parts Network, Inc. and Isadore Socransky, amended effective February 1, 2010

10.26*	Lease dated November 30, 2004 by and between U.S. Auto Parts Network, Inc. and William Coats

10.27†*	Catalog License and Parts Purchase Agreement dated November 20, 2006 by and between U.S. Auto Parts Network, Inc. and WORLDPAC, Inc.

10.29†*	Services Agreement dated October 3, 2006 by and between U.S. Auto Parts Network, Inc. and Efficient Frontier, Inc.

Exhibit No.	Description

10.32+*	Offer Letter of Employment dated January 1, 2006 by and between U.S. Auto Parts Network, Inc. and Houman Akhavan

10.33+	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2010)

10.35*	Deeds of Assignment and Declarations of Trust executed September 2006 regarding MBS Tek Corporation stock transfer

10.36	Purchase Agreement, dated April 20, 2007, by and among U.S. Auto Parts Network, Inc., Access Worldwide Communications, Inc. and their respective Philippine affiliates (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2007)

10.37	Lease Agreements, dated August 8, 2007, by and among MBS Tek Corporation and Roshan Commercial Corp. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2007)

10.38	Form of Suppliers’ Agreement entered into between U.S. Auto Parts Network, Inc. and certain of its U.S. based suppliers and primary drop-ship vendors (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2007)

10.39+	Employment Agreement dated March 29, 2010 between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 10.39 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2010)

10.40+	Non-Qualified Stock Option Agreement dated October 15, 2007 between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.41+	Non-Qualified Stock Option Agreement dated October 15, 2007 (performance grant) between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.42+	2007 New Employee Incentive Plan (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.43	Lease Agreement, dated October 11, 2007, by and between MBS Tek Corporation and Averon Holding Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007)

10.44+	Employment Agreement, dated March 29, 2010, between the Company and Aaron Coleman (incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2010)

10.45	Support Continuity Agreement, dated April 28, 2008, between the Company and Alexander Adegan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2008)

10.46	Consulting Agreement, dated April 28, 2008, among the Company, uParts.com, Inc. and Alexander Adegan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2008)

10.47+	Non-Incentive Stock Option Agreement, dated April 28, 2008, between the Company and Alexander Adegan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2008)

Exhibit No.	Description

10.48+	Non-Qualified Stock Option Agreement, dated May 15, 2008, by and between the Company and Shane Evangelist (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2008)

10.49	Stipulation of settlement in the matter entitled: In re U.S. Auto Parts Network, Inc. Securities Litigation, Case No. CV 07-2030-GW (JC) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2008)

10.50+	Separation Agreement and Release of Claims, dated December 9, 2008, between the Company and Michael J. McClane (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008)

10.51	Consulting Agreement, dated December 9, 2008, between the Company and Michael J. McClane (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008)

10.52+	Employment Agreement, dated March 29, 2010 between the Company and Theodore Sanders (incorporated by reference to Exhibit 10.53 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2010)

10.53+	Non-Qualified Stock Option Agreement, dated February 16, 2009, between the Company and Theodore Sanders (incorporated by reference to Exhibit 10.63 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2009)

10.54+	Non-Qualified Stock Option Agreement (performance grant), dated February 16, 2009, between the Company and Theodore Sanders (incorporated by reference to Exhibit 10.64 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2009)

10.55	Commercial Lease Agreement dated December 16, 2008 by and between U.S. Auto Parts Network, Inc. and Ashley Indian River, LLC (incorporated by reference to Exhibit 10.66 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2009)

10.56	Commercial lease dated January 7, 2010 by and between U.S. Autoparts Network Philippines Corporation and Robinsons Land Corporation (incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2010)

10.58	Guarantee executed August 2, 2010 by the Company (incorporated by reference to Exhibit 10.58 to the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission on August 4, 2010)

10.59	Loan and Security Agreement, dated August 13, 2010, between Bank, USAPN, ASAP, Go Fido Inc., Parts Bin, Lobo, Whitney, Value, Private Label, Pacific, AutoMD, and Local Body Shops (incorporated by reference to Exhibit 10.59 to the Company’s Quarterly Report on Form 10-Q filed with the Securities Exchange and Commission on August 17, 2010)

10.63+	2011 Base Salaries and Target Bonuses of certain officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2010)

10.64	Sublease dated December 4, 2007 by and between Marketing Werks, Inc. and J.C. Whitney & Co.

10.65	Second Amendment To Lease Agreement dated February 1, 2008 by and between JCM Management LLC and Stylin’ Concepts Corp.

10.66	Amendment No. 1 to Loan and Security Agreement and Limited Waiver, dated February 28, 2011, by and among Silicon Valley Bank and USAPN, ASAP, Go Fido Inc., Parts Bin, Lobo, Whitney, Value, Private Label, Pacific, AutoMD, and Local Body Shops (incorporated by reference to Exhibit 10.70 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2011)

Exhibit No.	Description

16.1	June 21, 2010 Letter from E&Y to the SEC (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2010)

21.1	Subsidiaries of U.S. Auto Parts Network, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the exhibit of the same number from the registration statement on Form S-1 of U.S. Auto Parts Network, Inc. (File No. 333-138379) initially filed with the Securities and Exchange Commission on November 2, 2006, as amended.
+	Indicates a management contract or compensatory plan or arrangement
†	U.S. Auto Parts Network, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2011	U.S. AUTO PARTS NETWORK, INC.

	By:	/s/ Shane Evangelist
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Shane Evangelist	Chief Executive Officer and Director
Shane Evangelist	(principal executive officer)	March 16, 2011

/s/ Theodore Sanders	Chief Financial Officer
Theodore Sanders	(principal financial and accounting officer)	March 16, 2011

/s/ Robert J. Majteles
Robert J. Majteles	Chairman of the Board	March 16, 2011

/s/ Joshua L. Berman
Joshua L. Berman	Director	March 16, 2011

/s/ Fredric W. Harman
Fredric W. Harman	Director	March 16, 2011

/s/ Sol Khazani
Sol Khazani	Director	March 16, 2011

/s/ Warren B. Phelps III
Warren B. Phelps III	Director	March 16, 2011

/s/ Jeffrey A. Schwartz
Jeffrey A. Schwartz	Director	March 16, 2011

/s/ Ellen F. Siminoff
Ellen F. Siminoff	Director	March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

U.S. Auto Parts Network, Inc.

Carson, CA

We have audited the accompanying consolidated balance sheet of U.S. Auto Parts Network, Inc. and subsidiaries (the “Company”) as of January 1, 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period ended January 1, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of U.S. Auto Parts, Inc. and subsidiaries as of January 1, 2011 and the results of their operations and their cash flows for the period ended January 1, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 1, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Los Angeles, CA

March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

U.S. Auto Parts Network, Inc.

We have audited the accompanying consolidated balance sheet of U.S. Auto Parts Network, Inc. and subsidiaries (the Company) as of January 2, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the two years in the period ended January 2, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Auto Parts Network, Inc. and subsidiaries at January 2, 2010, and the consolidated results of their operations and their cash flows for the two years in the period ended January 2, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California

March 12, 2010

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and per share data)

	January 2, 2010	January 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$26,251	$17,595
Short-term investments	11,071	1,062
Accounts receivable, net of allowances of $135 and $372, respectively	3,383	6,849
Inventory	18,610	48,100
Deferred income taxes	1,513	359
Other current assets	3,148	5,646

Total current assets	63,976	79,611
Property and equipment, net	12,405	33,140
Intangible assets, net	3,114	18,718
Goodwill	9,772	17,137
Deferred income taxes	10,985	—
Investments	4,264	4,141
Other non-current assets	98	790

Total assets	$104,614	$153,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,371	$31,660
Accrued expenses	8,038	15,487
Current portion of long-term debt	—	6,125
Current portion of capital leases payable	—	132
Other current liabilities	2,518	5,522

Total current liabilities	21,927	58,926
Long-term debt, net of current portion	—	17,875
Capital leases payable, net of current portion	—	185
Deferred income taxes	—	3,046
Other non-current liabilities	—	701

Total liabilities	21,927	80,733
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at January 2, 2010 and January 1, 2011; 29,893,631 and 30,429,376 shares issued and outstanding at January 2, 2010 and January 1, 2011, respectively	30	30
Additional paid-in capital	150,084	153,962
Accumulated other comprehensive income	84	249
Accumulated deficit	(67,511)	(81,437)

Total stockholders’ equity	82,687	72,804

Total liabilities and stockholders’ equity	$104,614	$153,537

See accompanying notes.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31, 2008	52 Weeks Ended January 2, 2010	52 Weeks Ended January 1, 2011
Net sales	$153,424	$176,288	$262,277
Cost of sales (2)	100,869	112,415	172,668

Gross profit	52,555	63,873	89,609
Operating expenses:
Marketing (1)	22,965	23,419	38,757
General and administrative(1)	18,234	19,640	28,628
Fulfillment(1)	9,116	11,437	14,946
Technology(1)	3,642	4,467	5,902
Amortization of intangibles and impairment loss	23,897	661	2,804
Impairment loss on goodwill	4,429	—	—

Total operating expenses	82,283	59,624	91,037

(Loss) income from operations	(29,728)	4,249	(1,428)
Other income (expense):
Other income	38	2	191
Interest income (expense)	962	189	(471)

Total other income (expense)	1,000	191	(280)
(Loss) income before income taxes	(28,728)	4,440	(1,708)
Income tax (benefit) provision	(11,822)	3,123	12,218

Net (loss) income	$(16,906)	$1,317	$(13,926)

Basic net (loss) income per share	$(0.57)	$0.04	$(0.46)
Diluted net (loss) income per share	$(0.57)	$0.04	$(0.46)
Shares used in computation of basic net (loss) income per share	29,846,757	29,851,873	30,269,462
Shares used in computation of diluted net (loss) income per share	29,846,757	30,809,111	30,269,462

(1)	Includes share-based compensation expense related to option grants, as follows:

	Year Ended December 31, 2008	52 Weeks Ended January 2, 2010	52 Weeks Ended January 1, 2011
Marketing expense	$344	$436	$321
General and administrative expense	2,181	2,276	1,869
Fulfillment expense	149	213	376
Technology expense	227	345	176

Total share-based compensation expense	$2,901	$3,270	$2,742

(2)	Excludes depreciation and amortization expense related to sales. Such expense is included in marketing, general and administrative and fulfillment costs as described in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations” below.

See accompanying notes.

U.S AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive (Loss) Income for the Period
	Shares	Amount
Balance, December 31, 2007	29,846,757	$30	$143,223	$312	$(51,922)	$91,643

Net loss	—	—	—	—	(16,906)	(16,906)	$(16,906)
Share-based compensation	—	—	3,185	—	—	3,185
Unrealized loss on investments, net of tax of $59	—	—	—	(90)	—	(90)	(90)
Effect of changes in foreign currencies	—	—	—	(310)	—	(310)	(310)

Total comprehensive income (loss)							$(17,306)

Balance, December 31, 2008	29,846,757	$30	$146,408	$(88)	$(68,828)	$77,522

Net Income	—	—	—	—	1,317	1,317	$1,317
Issuance of shares in connection with stock option exercise	46,874	—	162	—	—	162
Share-based compensation	—	—	3,514	—	—	3,514
Unrealized loss on investments, net of tax of $24	—	—	—	19	—	19	19
Effect of changes in foreign currencies	—	—	—	153	—	153	153

Total comprehensive income (loss)							$1,489

Balance, January 2, 2010	29,893,631	$30	$150,084	$84	$(67,511)	$82,687

Net Income	—	—	—	—	(13,926)	(13,926)	$(13,926)
Issuance of shares in connection with stock option exercises	323,103		999			999
Share-based compensation	212,642	—	2,879	—	—	2,879
Unrealized gain on investments, net of tax of $1				15		15	15
Effect of changes in foreign currencies				150		150	150

Total comprehensive income (loss)							$(13,761)

Balance, January 1, 2011	30,429,376	$30	$153,962	$249	$(81,437)	$72,804

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2008	52 Weeks Ended January 2, 2010	52 Weeks Ended January 1, 2011
Operating activities
Net (loss) income	$(16,906)	$1,317	$(13,926)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,674	4,910	9,466
Amortization of intangibles	4,958	661	2,804
Deferred income taxes	(11,703)	3,634	12,572
Share-based compensation	2,901	3,270	2,742
Impairment loss on goodwill and intangibles	23,368	—	—
Amortization of deferred financing costs	—	—	50
Loss (gain) from disposition of assets	26	—	(5)
Changes in operating assets and liabilities:
Accounts receivable	1,553	(2,030)	919
Inventory	280	(7,700)	(17,124)
Prepaid expense and other current assets	(300)	(1,055)	(910)
Other noncurrent assets	15	(3)	(123)
Accounts payable and accrued expenses	(5,000)	7,560	(686)
Other current liabilities	130	1,023	1,812
Other noncurrent liabilities	—	—	700

Net cash provided by (used in) operating activities	2,996	11,587	(1,709)
Investing activities
Additions to property and equipment	(4,331)	(8,400)	(12,068)
Acquisition of assembled workforce and other intangibles	(641)	(739)	(1,012)
Cash paid for acquisition, net of cash acquired	—	—	(27,500)
Proceeds from sale of marketable securities	21,650	2,150	29,641
Purchases of marketable securities	(5,500)	(11,090)	(19,540)
Changes in restricted cash	—	—	(319)
Purchases of company-owned life insurance	—	—	(250)

Net cash provided by (used in) investing activities	11,178	(18,079)	(31,048)
Financing activities
Proceeds from long-term debt	—	—	25,000
Payments made on long-term debt	(1,000)	—	(1,000)
Changes in book overdraft	—	—	(529)
Payments of debt financing costs	—	—	(467)
Payments of short-term financing	(75)	(47)	(77)
Proceeds from sale of common stock and exercise of stock options	—	162	956

Net cash (used in) provided by financing activities	(1,075)	115	23,883

Effect of exchange rate changes on cash	(25)	155	218
Net change in cash and cash equivalents	13,074	(6,222)	(8,656)
Cash and cash equivalents, beginning of period	19,399	32,473	26,251

Cash and cash equivalents, end of period	$32,473	$26,251	$17,595

Supplemental disclosure of non-cash investing and financing activities:
Accrued asset purchases	527	451	1,691
Property acquired under capital lease	—	—	370
Estimated purchase price adjustment	—	—	994
Unrealized (loss) gain on investments	(149)	19	15
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$87	$589	$131
Cash paid during the period for interest	103	2	127

See accompanying notes.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies and Nature of Operations

U.S. Auto Parts Network, Inc. (including its subsidiaries, the “Company”) is a distributor of aftermarket auto parts and accessories and was established in 1995. The Company entered the e-commerce sector by launching its first website in 2000 and currently derives the majority of its revenues from online sales channels. The Company sells its products to individual consumers through a network of websites and online marketplaces. Our flagship websites are located at www.autopartswarehouse.com, www.partstrain.com, www.jcwhitney.com, www.stylintrucks.com and our corporate website is located at www.usautoparts.net.

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

The Company is a Delaware C corporation and is headquartered in Carson, California. The Company also has employees located in Nashville, Tennessee, Lenexa, Kansas, Chesapeake, Virginia, LaSalle, Chicago, as well as in the Philippines.

Change in Fiscal Year

The Company’s fiscal year is based on a 52/53 week fiscal year ending on the first Saturday following December 31. The change in the Company’s reporting year from a calendar year to a 52/53 week fiscal year was disclosed and effective as of January 1, 2009; therefore, there was no transition period in connection with this change in the Company’s fiscal year end.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, but are not limited to, the valuation of investments, valuation of inventory, valuation of deferred tax assets and liabilities, valuation of intangible assets, including goodwill, and recoverability of software development costs. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all money market funds and short-term marketable securities purchased with original maturities of ninety days or less to be cash equivalents. In connection with our acquisition of Automotive Specialty Accessories and Parts (“WAG”), restricted cash of $319,000 was included in other current assets as of January 1, 2011. The restricted cash was related to a collateral paid to the landlord for the sublease of WAG’s headquarter office in Chicago and a security deposit made to a payment processor for online market place transactions. The entire balance of $319,000 was released from the restriction and recorded as cash and cash equivalent in February 2011.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value at January 2, 2010 and January 1, 2011 due to their short-term maturities. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of our long-term debt under credit facility approximates its carrying amount.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are stated net of allowance for doubtful accounts. The allowance for doubtful accounts is determined primarily on the basis of past collection experience and general economic conditions. The Company determines terms and conditions for its customers primarily based on the volume purchased by the customer, customer creditworthiness and past transaction history. The allowance for doubtful accounts totaled $0.1 million and $0.4 million at January 2, 2010 and January 1, 2011, respectively.

Concentrations of credit risk are limited to the customer base to which the Company’s products are sold. The Company does not believe significant concentrations of credit risk exist.

Marketable Securities and Investments

Marketable securities and investments are comprised of closed-end funds primarily invested in Auction Rate Preferred Securities (“ARPS”), Mutual Funds, Certificates of Deposit, Municipal Bonds, and US Treasuries. The underlying investments in ARPS are tax-exempt municipal bonds with maturities of thirty or more years, for which the interest rates are reset through a “Dutch auction” every seven days. In accordance with Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities (“ASC 320”) and based on the Company’s ability to market and sell these instruments, the Company classifies ARPS as available-for-sale and carries them at fair value. US Treasuries are classified as short-term investments with maturities of less than 12 months and it is the intention of management to hold these securities to maturity.

During the twelve months ended December 31, 2008, the Company discounted the fair value of the investment in ARPS for illiquidity in the market as further described in Note 3, under the caption “Financial Assets Valued on a Recurring Basis”. In fiscal 2009, there was an increase in liquidity which was evidenced by redemptions of $2.2 million (33% of the carrying amount at December 31, 2008 balance). For the period from June 30, 2008 to January 1, 2011, we have received partial redemptions at par on ARPS totaling $3.5 million.

Other-Than-Temporary Impairment

All of the Company’s marketable securities and investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. No other-than-temporary impairment charges were recorded on any investments during fiscal 2009 and 2010. In February 2008, certain ARPS held by the Company failed at auctions, as described more fully in Note 3, under the caption “Financial Assets Valued on a Recurring Basis”.

Inventory

Inventories consist of finished goods available-for-sale and are stated at the lower of cost or market value, determined using the first in, first out (“FIFO”) method. The Company purchases inventory from suppliers both domestically and internationally, and routinely enters into supply agreements with U.S. based suppliers and its primary drop-ship vendors. The Company believes that its products are generally available from more than one supplier and seeks to maintain multiple sources for its products, both internationally and domestically. The Company primarily purchases products in bulk quantities to take advantage of quantity discounts and to assure inventory availability. Inventory is reported at the lower of cost or market, adjusted for slow moving, obsolete or scrap product. Inventory at January 2, 2010 and January 1, 2011 were $18.6 million and $48.1 million, respectively.

Website and Software Development Costs

The Company capitalizes certain costs associated with website and software developed for internal use according to ASC 350-50 Intangibles – Goodwill and Other – Website Development Costs (“ASC 350-50”) and ASC 350-50 Intangibles – Goodwill and Other – Internal-Use Software (“ASC 350-40”), when both the preliminary project design and testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website and software development such as payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

software project. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. The Company capitalized $5.7 million and $2.0 million during fiscal 2009 and 2010, respectively. These amounts are amortized on a straight-line basis over two to five years once the software is placed into use.

Long-Lived Assets and Intangibles

The Company accounts for the impairment and disposition of long-lived assets, including intangibles subject to amortization, in accordance with ASC 360 Property, Plant and Equipment (“ASC 360”). Management assesses potential impairments whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment losses will be recognized in operating results to the extent that the carrying value exceeds the discounted future cash flows estimated to result from the use and eventual disposition of the asset. During calendar year 2008, the Company recorded a non-cash impairment charge on long-lived assets totaling $18.4 million as further described in Note 6, under the caption “Goodwill and Intangibles”. The Company did not recognize any impairment losses for fiscal 2009 and fiscal 2010.

Goodwill and Indefinite-Lived Intangibles

The Company accounts for goodwill and indefinite-lived intangible assets in accordance with ASC 350. Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually or more frequently if events or circumstances occur that would indicate a reduction in fair value. In addition, the Company identified a single reporting unit (the Company itself) in accordance with ASC 280. The goodwill impairment test is a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount including goodwill. The Company estimates the fair value of the reporting unit based on an equal weighting of two market approaches and an income approach, which utilizes discounted future cash flows. The market approaches utilized market multiples of invested capital from 1) comparable publicly traded companies and 2) comparable transactions. The market multiples from invested capital include revenues, total assets, book equity plus debt and earnings before interest, taxes, depreciation and amortization (“EBITDA”). Assumptions critical to the fair value estimates under the discounted cash flow model include discount rates, cash flow projections, projected long-term growth rates and the determination of terminal values. Management has performed a sensitivity analysis on its significant assumptions and has determined that a change in its assumptions within selected sensitivity testing levels would not impact its conclusion. The excess of fair value over carrying value for our reporting unit as of October 31, 2010, the annual testing date, was approximately $187 million, and there would have to be a 65% decrease in the fair value of the reporting unit to fail step 1. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss.

Impairment losses will be recognized in operating results. During calendar year 2008, the Company recorded a non-cash impairment charge on goodwill and intangible assets with indefinite life totaling $5.1 million, as further described in Note 6, under the caption “Goodwill and Intangibles.” The Company did not recognize any impairment losses for fiscal 2009 and 2010.

Deferred Catalog Expenses

Deferred catalog expenses consist of third-party direct costs including primarily creative design, paper, printing, postage and mailing costs for all Company direct response catalogs. Such costs are capitalized as deferred catalog expenses and are amortized over their expected future benefit. Each catalog is fully amortized within nine months. Deferred catalog expenses are included in other current assets and amount to $1.0 million at January 1, 2011. There were no deferred catalog expenses at January 2, 2010 as the catalog relates to the acquisition of WAG discussed in Note 5.

Deferred Financing Costs

On August 13, 2010, the Company entered into a credit facility with Silicon Valley Bank. The credit facility is comprised of a $25 million term loan and a $10 million revolving line of credit. In connection with the credit facility, the Company paid $0.5 million in fees. These fees were recorded as deferred financing costs in other current assets and other non-current assets. Deferred financing costs are being amortized over the life of the loan using the straight-line method as it is not significantly different from effective interest method. As of January 1, 2011, the remaining deferred financing costs were $0.4 million.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

From the Company’s inception of business through the first quarter of fiscal 2010, the Company recognized revenue from product sales when the following four revenue recognition criteria were met: persuasive evidence of an arrangement exists, delivery has occurred (to the common carrier), the selling price is fixed or determinable, and collectability is reasonably assured. These criteria followed the Company’s general policy to recognize revenue according to its shipping terms, which were F.O.B. shipping point. Under this policy, title and risk of loss were transferred to the customer upon delivery to the common carrier, at which time, revenue was recognized.

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

This change in the second quarter of fiscal 2010 resulted in a deferral of $2.0 million of sales revenue and a decrease in cost of goods sold of $1.5 million, which reduced gross profit by $0.5 million. The Company has recognized revenue upon delivery to the customer starting the second quarter of fiscal 2010.

Revenue from sales of advertising is recorded when performance requirements of the related advertising program agreement are met. During fiscal 2010, fiscal 2009 and calendar year 2008, the advertising revenue represented approximately 1% of our total revenue.

The Company evaluates the criteria of ASC 605-45 - Revenue Recognition Principal Agent Considerations in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when the Company is the primary party obligated in a transaction, the Company is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded gross.

Return allowances, which reduce product revenue by the Company’s best estimate of expected product returns, are estimated using historical experience. The Company generally requires payment by credit card at the point of sale. Amounts received prior to when the Company delivers goods to customers are recorded as deferred revenue.

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

Sales discounts are recorded in the period in which the related sale is recognized. Sales returns and allowances are estimated based on historical amounts. Credits are issued to customers for returned products. Credits amounted to $19.5 million, $19.0 million and $25.7 million for calendar year 2008, fiscal 2009 and fiscal 2010, respectively No customer accounted for more than 10% of the Company’s net sales in the past three years.

The following table provides an analysis of the reserve for sales returns and the reserve for doubtful accounts:

(In thousands)	Balance at Beginning of Period	Charged to Revenue, Cost or Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2008
Reserve for sales returns	$710	(48)	—	$662
Reserve for doubtful accounts	12	119	(16)	115
Fifty-Two Weeks Ended January 2, 2010
Reserve for sales returns	$662	295	—	$957
Reserve for doubtful accounts	115	27	(7)	135
Fifty-Two Weeks Ended January 1, 2011
Reserve for sales returns	$957	359	—	$1,316
Reserve for doubtful accounts	135	380	(143)	372

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Income (Expense)

Interest income consists primarily of interest income on investments. Interest expense consists primarily of interest expense on our outstanding loan balances and capital leases.

Other Income

Other income consists of miscellaneous income such as gain from disposition of assets.

Cost of Goods Sold

Cost of goods sold consists of the direct costs associated with procuring parts from suppliers and delivering products to customers. These costs include direct product costs, purchase discounts, outbound freight and, warehouse supplies. The Company includes freight and shipping costs in cost of goods sold. Total freight and shipping expense included in cost of goods sold for calendar year 2008, fiscal 2009 and fiscal 2010 were $19.3 million, $19.2 million and $31.6 million, respectively. Depreciation and amortization directly related to sales are excluded from cost of goods sold and included in marketing, general and administrative and fulfillment costs as noted below.

Marketing

Marketing costs, including advertising, are expensed as incurred. The majority of marketing expense is paid to Internet search engine service providers and Internet commerce facilitators. For calendar year 2008, fiscal 2009 and fiscal 2010, the Company recognized advertising costs of $10.1 million, $11.4 million and $16.5 million, respectively. Marketing costs also include depreciation and amortization expense directly related to sales.

General and Administrative

General and administrative expense consist primarily of administrative payroll and related expenses, merchant processing fees, legal and professional fees, and other administrative costs. General and administrative expense also includes depreciation and amortization expense directly related to sales.

Fulfillment

Fulfillment costs consist primarily of payroll and related costs associated with warehouse employees, facility rent, building maintenance, and other costs associated with inventory management and wholesale operations. Fulfillment costs also include depreciation and amortization expense directly related to sales.

Technology

Technology expenses consist primarily of payroll and related expenses, and costs associated with computer support, information technology, software development and connectivity.

Comprehensive Income

The Company reports comprehensive income in accordance with ASC 220 Comprehensive Income. Accumulated other comprehensive income includes net income or loss, foreign currency translation adjustments related to the Company’s foreign operations and unrealized gains and losses from investments in ARPS that hold tax-exempt municipal bonds and investments in mutual funds that hold debt securities.

Leases

The Company analyzes lease agreements for operating versus capital lease treatment in accordance with ASC 840 Leases. Rent expense for leases designated as operating is expensed on a straight-line basis over the term of the lease.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 Income Taxes. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When appropriate, a valuation reserve is established to reduce deferred tax assets, which include tax credits and loss carry forwards, to the amount that is more likely than not to be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.

Prior to the acquisition of WAG, the Company concluded that it was more likely than not that we would realize the deferred tax assets in all jurisdictions. However, with the acquisition of WAG, based largely on the weight of the combined cumulative three-year adjusted loss position, it was determined that it was not more likely than not that the Company would realize its net deferred tax assets. Therefore, a valuation allowance of $18.3 million was recorded as of January 1, 2011, of which $4.7 million was recorded against the acquired deferred tax assets of WAG as of August 12, 2010.

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of January 1, 2011, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC 718 Compensation – Stock Compensation, which was adopted on January 1, 2006. All stock options issued to employees are recognized as share-based compensation expense in the financial statements based on their respective grant date fair values, and are recognized within the statement of operations as general and administrative, marketing, fulfillment or technology, based on employee departmental classifications.

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

The Company estimates volatility using historical volatilities of similar public entities. The expected life of the awards is based on a simplified method that defines the life as the average of the contractual term of the options and the weighted average vesting period for all open tranches. Prior to our initial public offering in February 2007, we did not have a history of market prices of our common stock. Due to the limited period time our equity shares have been publicly traded, we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected life of awards. The dividend yield assumption is based on the Company’s expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company considers many factors when estimating expected forfeitures, including employee class, economic environment, and historical experience.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from non-employee directors in accordance with the provisions of ASC 718.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 505-50 Equity-Based Payments to Non-Employees Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. Equity instruments awarded to non-employees are periodically re-measured as the underlying awards vest unless the instruments are fully vested, immediately exercisable and non-forfeitable on the date of grant.

Segment Data

The Company manages its operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, the Company operates in one reportable segment and reporting revenues by product line or geographic location is impracticable. In accordance with the provisions of ASC 280 Segment Reporting, our acquisition of WAG does not meet the criteria for separate reporting of WAG’s operations. Our single reportable segment remained consistent in fiscal 2010. See “Note 6- Goodwill and Intangibles” below for further discussion.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Revenue Arrangements with Multiple Deliverables, which amends Accounting Standards Codification (“ASC”) Topic 605, which modifies the accounting for multiple deliverable revenue arrangements to enable vendors to account for deliverables separately rather than as a combined unit. The adoption will not have a material effect on the consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material effect on the consolidated financial statements.

Note 2 – Investments

As of January 1, 2011, the Company held the following securities and investments, recorded at fair value (in thousands):

		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Auction rate preferred securities in municipal and state agencies (1)	$4,225	$—	$(84)	$4,141
Mutual funds (2)	1,070	—	(8)	1,062

Total	$5,295	$—	$(92)	$5,203

As of January 2, 2010, the Company held the following securities and investments, recorded at fair value (in thousands):

		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Auction rate preferred securities in municipal and state agencies (1)	$4,350	$—	$(86)	$4,264
US Treasury Bills with maturities of less than one year (3)	4,106	5	—	4,111
Certificates of Deposit and Municipal Bonds (4)	6,984	—	(24)	6,960

Total	$15,440	$5	$(110)	$15,335

(1)

Auction rate preferred securities in municipal and state agencies have a maturity of 15 to 30 years and are classified as long-term investments available-for- sale. As of January 1, 2011, all of these securities were held in four tax-exempt municipal bonds managed under close-end funds and had been in a continuous loss position for more than twelve months.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)

Mutual funds are classified as short-term investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.

(3)	US Treasury Bills are short-term investments with maturities of less than 12 months. These securities matured in fiscal 2010.
(4)

Certificates of Deposit and Municipal Bonds represent short-term investments with maturities of less than 12 months which are classified as investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.

Proceeds from the sale of available-for-sale securities are disclosed separately in the accompanying consolidated statements of cash flow. For fiscal 2010, the Company recognized gross realized gain and losses of $27 and $8, (in thousands) respectively. For fiscal 2009 and calendar year 2008, the Company recognized no gross realized gain and losses.

The accumulated unrealized net loss on the securities and investments at January 1, 2011 and January 2, 2010 was $0.1 million.

Note 3 – Fair Value Measurements

Fair value is defined as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

Provisions of ASC 820 establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

Level 1 - Observable inputs such as quoted prices in active markets;

Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3 - Unobservable inputs in which little or no market data exists, therefore, requiring an entity to develop its own assumptions.

Financial Assets Valued on a Recurring Basis

As of January 1, 2011 and January 2, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s financial instruments, including investments associated with the auction rate preferred securities (“ARPS”). The Company measures the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at January 1, 2011 and January 2, 2010 (in thousands):

	As of January 1, 2011
	Total	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents (1)	$17,595	$17,595	$—	$—
Short-term investments (2)	1,062	1,062	—	—
Non-current investments available-for-sale (3)	4,141	—	—	4,141

	$22,798	$18,657	$—	$4,141

	As of January 2, 2010
	Total	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents (1)	$26,251	$26,251	$—	$—
Short-term investments (4)	6,965	6,965	—	—
Non-current investments available-for-sale (3)	4,264	—	—	4,264

	$37,480	$33,216	$—	$4,264

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)

Cash and cash equivalents consists primarily of money market funds with original maturity dates of three months or less at the date of purchase, for which the Company determines fair value through quoted market prices.

(2)

Short-term investments consist of mutual funds. Short-term investments are classified as investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.

(3)

As of January 1, 2011, the Company had invested $4.2 million (par value) in ARPS, which are classified as available-for-sale securities and reflected at $4.1 million (fair value), which includes an unrealized loss of $0.1 million. The Company has included its investments related to ARPS in the Level 3 category.

(4)

As of January 2, 2010, short-term investments consist of municipal bonds and certificates of deposit. Short-term investments are recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.

Before utilizing Level 3 inputs in our fair value measurement, the Company considered significant Level 2 observable inputs of similar assets in active and inactive markets. The Company’s broker dealer received estimated market values from an independent pricing service as of the balance sheet date and the anticipated future market for such investments. These investments consist solely of collateralized debt obligations supported by municipal and state agencies; do not include mortgage-backed securities or student loans; have redemption features that call for redemption at 100% of par value; and have a current credit rating of A or AAA. However, the fact that there is not an active market to liquidate these investments was considered in classifying them as Level 3. Due to the uncertainty with regard to the short-term liquidity of these securities, the Company determined that it could not rely on par value to represent fair value. Therefore, the Company estimated the fair values of these securities utilizing a discounted cash flow valuation model as of January 1, 2011 and January 2, 2010. This analysis considered the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation the security will have a successful auction or market liquidity. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

As a result of the temporary declines in fair value for the Company’s ARPS, which the Company generally attributes to liquidity issues rather than credit issues, the Company recorded an unrealized loss of $0.1 million to accumulated other comprehensive income as of January 1, 2011 and January 2, 2010. Due to the Company’s belief that the market for these collateralized instruments may take in excess of twelve months to fully recover, the Company has classified these investments as noncurrent and has included them in investments on the consolidated balance sheets at January 1, 2011 and January 2, 2010. As of January 1, 2011, the Company continues to earn interest on all of its ARPS instruments. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If the Company determined that any decrease in the value of the instruments was other-than-temporary, it would record a charge to earnings as appropriate. The Company is not certain how long it may be required to hold each security. However, given the Company’s current cash position, liquid cash equivalents and expected cash provided by operations, it believes it has the ability to hold, and intends to continue to hold the ARPS as long-term investments until the market stabilizes.

During fiscal 2009 and 2010, there were no transfers of level 1 and level 2 assets. The following tables present the Company’s ARPS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at January 1, 2011 and January 2, 2010 (in thousands):

Long-Term Investments
Balance as of January 2, 2010	$4,264
Redemption	(125)
Unrealized gains	2

Balance as of January 1, 2011	$4,141

Long-Term Investments
Balance as of January 1, 2009	$6,351
Redemption	(2,150)
Unrealized gains	63

Balance as of January 2, 2010	$4,264

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Financial Assets Valued on a Non-Recurring Basis

The Company’s long-lived or indefinite-lived intangible assets are measured at fair value on a non-recurring basis. These assets are measured at cost but are written down to fair value, if necessary, as a result of impairment.

As of January 1, 2011 and January 2, 2010, the Company’s long-lived and indefinite-lived intangible assets did not indicate a potential impairment under the provisions of ASC 350 and ASC 360 and, as such, they were not measured at fair value.

The Company’s long-lived assets and indefinite lived intangible assets were determined to be impaired as of June 30, 2008 and December 31, 2008. These assets were measured at fair value using significant unobservable inputs (level 3), as described in Note 6, under the caption “Goodwill and Intangible Assets”.

Note 4 – Property and Equipment, Net

In August 2010, in connection with the acquisition of WAG, the Company allocated $16.4 million of the purchase price to the following property and equipment:

	Weighted-Average Useful Life	Gross Carrying Amount
		(in thousands)
Land	Indefinite life	$630
Building	21 years	10,680
Furniture and fixtures	3 years	403
Machinery and equipment	2-3 years	3,843
Leasehold improvements	5 years	561
CIP		313

Total		$16,430

The acquired property and equipment are being depreciated on a straight line basis in accordance with their estimated useful life. See Note 5 below for further details on the acquisition.

The Company’s fixed assets consisted of computer software (internally developed and purchased), machinery and equipment, furniture and fixtures, and vehicles, and are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable and amortizable assets to operations over their estimated service lives. Depreciation expense for calendar year 2008, fiscal 2009 and fiscal 2010 was $2.0 million, $2.0 million and $3.4 million, respectively. Software amortization expense for the same periods was $1.7 million, $2.9 million and $6.1 million, respectively. The cost and related accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings.

Property and equipment consisted of the following at January 2, 2010 and January 1, 2011:

	January 2, 2010	January 1, 2011
	(in thousands)

Land	$—	$630
Building	—	10,680
Machinery and equipment	6,936	12,216
Computer software and equipment	14,236	22,566
Vehicles	208	173
Leasehold improvements	1,151	1,961
Furniture and fixtures	529	1,133
Construction in process	4,004	5,241

	27,064	54,600
Less accumulated depreciation and amortization	(14,659)	(21,460)

Property and equipment, net	$12,405	$33,140

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At January 2, 2010 and January 1, 2011, $0.9 million and $2.1 million , respectively, of the Company’s net property and equipment was located in the Philippines. Additionally, gross property and equipment includes $0.3 million of equipment under capital lease arrangements and the related accumulated depreciation of $0.2 million as of January 1, 2011. There were no capital leases as of January 2, 2010.

Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes, at rates based on the following estimated useful lives:

Years
Building	21
Machinery and equipment	2 – 5
Computer software (purchased and developed)	2 – 5
Computer equipment	2 – 5
Vehicles	3 – 5
Leasehold improvements*	3 – 5
Furniture and fixtures	3 – 7

*	the estimated useful life is the lesser of 3-5 years or the lease term.

Note 5 – Business Combination

On August 12, 2010, the Company completed the purchase (the “Acquisition”) of all of the issued and outstanding shares of WAG, a leader in the automobile aftermarket performance parts and accessories market. Assets acquired include intangible assets consisting of customer relationships, technology, and trade names and furniture and fixtures, machinery and equipment, and a 350,000 square foot distribution center in LaSalle, Illinois with a headquarter office located in Chicago, Illinois. The purchase price of WAG was $27.5 million in cash, subject to certain adjustments as set forth in that certain Stock Purchase Agreement executed August 2, 2010 (the “Purchase Agreement”) among Go Fido, Inc., WAG, 2000 Riverside Capital Appreciation Fund, L.P. and the other stockholders of WAG. The Company expects that the Acquisition will provide it with product line expansion into all terrain vehicles, recreational vehicles and motorcycles, as well as deep product knowledge into niche segments like Jeep, Volkswagen and truck enthusiasts. The Company expects this expansion in the product line to increase its customer reach in the do-it-yourself automobile and off-road accessories market. In addition, WAG’s state-of-the-art Midwest facility located in Illinois, which was custom built for business-to-consumer distribution of auto parts, is expected to allow the Company to complete a three-distribution center network. With this three-distribution center network, 95% of customers in the U.S. are expected to receive parts within two days of purchase using ground or common carrier. The Company believes that the combination of WAG’s established brands and focus on the customer experience, coupled with the Company’s capacity to compete online, will create opportunity for growth. These expected synergies from the Acquisition contributed to the goodwill associated with the Acquisition of $7.4 million. See purchase price allocation table below for further details.

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

The purchase price was allocated based on an estimate of the fair value of assets and liabilities acquired as of the date of acquisition. The determination of estimated fair value requires management to make significant estimates and assumptions. The current allocation of the purchase price to property equipment and intangible assets acquired and goodwill is based on a preliminary valuation study. The Company has not completed its detailed analysis of prior year costs in order to assist in valuing the internet platform intellectual property. In addition, the Company has not completed its detailed analysis of prior year business development costs in order to assist in valuing the customer relationships. The Company expects to complete these evaluations by the second quarter of 2011. Any changes to the preliminary estimate used in the opening balance sheet could materially impact both the allocation of purchase price between the intangible assets and goodwill and the related amortization that has been previously recorded. The allocation of the purchase price will be adjusted to reflect the results of the final valuation study in the future. The determination of estimated fair value requires management to make significant estimates and assumptions.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price for the Acquisition was preliminarily allocated to assets purchased and liabilities assumed as follows (in thousands):

Purchase price paid in cash (i)	$27,500
Estimated purchase price adjustment (ii)	(994)

Estimated purchase price	$26,506

Purchase price allocation is presented below:
Assets:
Accounts receivable	2,642
Inventory	12,366
Deferred income taxes	120
Property and equipment	16,430
Intangible assets	17,378
Other assets	2,287

Total assets	$51,223

Liabilities:
Accounts payable	$(23,542)
Accrued expenses	(4,534)
Deferred income taxes	(2,734)
Other liabilities	(1,272)

Total liabilities	$(32,082)

Goodwill (iii)	$7,365

Estimated purchase price	$26,506

(i)	Represents the purchase price paid in cash at the closing of the Acquisition of $27.5 million.
(ii)	The estimated purchase price adjustment of $1.0 million represents the amount that USAP believes the shareholders of WAG are obligated to pay to USAP for the negative working capital amount of WAG on the acquisition date determined in accordance with the purchase agreement for the Acquisition. The Purchase Agreement sets forth the definitions of net working capital and includes procedures for WAG and USAP to determine the working capital amount of WAG on the acquisition date. The $1.0 million estimate is based on USAP’s calculation of the working capital of WAG on the acquisition date and, upon final determination of the working capital number in accordance with the Purchase Agreement, may materially change.
(iii)	The goodwill resulting from this Acquisition is non-deductible for tax purposes.

Of the total purchase price, approximately $8.2 million has been preliminarily allocated to trade name assets with an indefinite life and $9.2 million has been preliminarily allocated to amortizable intangible assets acquired. The amortizable intangible assets are being amortized on a straight line basis over their respective useful lives except for internet platform intellectual property which is amortized on an accelerated basis over 10 months based on the Company’s estimated usage of the asset as follows:

	Weighted- Average Useful Life	Gross Carrying Amount
		(in thousands)
Intangible assets subject to amortization:
Internet platform intellectual property	10 months	$4,300
Product design intellectual property	9 years	2,750
Customer relationships	4 years	2,050
Favorable leases	2.5 years	78

		9,178

Intangible assets not subject to amortization:
Trade names	indefinite life	8,200

Total		$17,378

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WAG’s financial results have been included in our consolidated statement of operations since the acquisition date of August 12, 2010. The following pro forma financial information presents the results as if the WAG acquisition had occurred at the beginning of each fiscal year presented (in thousands, except share and per share amounts):

	Fifty-Two Weeks Ended
	January 2, 2010	January 1, 2011
Net sales	$299,552	$338,885
Net loss	(30,824)	(29,802)
Basic net loss per share	(1.03)	(0.98)
Diluted net loss per share	(1.03)	(0.98)
Weighted average shares used in computing basic net loss per common share	29,851,873	30,269,462
Weighted average shares used in computing diluted net loss per common share	29,851,873	30,269,462

During fiscal 2010, the net sales of $39.1 million and the net loss of $6.0 million of WAG were included in the consolidated statement of operations since the acquisition date of August 12, 2010.

Related to the Acquisition, the Company incurred acquisition and integration related costs of $3.1 million, which were recorded in the general and administrative expenses.

Note 6 – Goodwill and Intangibles

Goodwill is tested for impairment at a level below an operating segment (also known as a component). Since our acquisition in August 2010, WAG’s operations have been in the process of being integrated into the Company, and there will be no separation both operationally and financially. This integration is expected to be substantially completed during 2011. The Company determined no additional reporting unit is necessary as a result of our acquisition base on the following reasons:

•	Products of both companies use the same technology;

•	Both companies use the same catalogs;

•	Both companies sell the same parts to customers;

•	Both companies ship from the same warehouses and goes to the market in the same way; and

•	Both companies are being managed under the same management.

Accordingly, the Company’s single reporting segment remained consistent from the previous years. The Company performed its annual goodwill impairment testing and passed the first step of the impairment test. For the valuation under the income approach, the Company used a discount rate, which it believes reflects the risk and uncertainty related to the projected cash flows. Resulting from the Company’s operating results and the continuous increase in the Company’s stock price in 2010, the fair value of our reporting unit significantly exceeded its carrying value by approximately $187 million as of October 31, 2010, our annual impairment test date, and there would have to be a 65% decrease in the fair value of the reporting unit to fail step 1. Accordingly, the second step of the impairment test was not performed. Based on the results of its annual impairment tests, the Company determined that no impairment of goodwill existed as of January 1, 2011 and January 2, 2010. During calendar year 2008, the share prices of stocks were very volatile and under considerable pressure in sustained turbulent markets. Following the deterioration in economic conditions, the Company’s stock price declined to a level indicating a market capitalization below book value during the fourth quarter ended December 31, 2008. The Company performed the first step of the impairment test and noted that the carrying value of the single reporting segment exceeded its fair value. As such, the Company performed the second step of the impairment test to measure the amount of any impairment loss by comparing the implied fair value of the reporting unit to its carrying value and recorded an impairment loss of $4.4 million as of December 31, 2008. In estimating the implied fair value of the reporting unit, we utilized the discounted cash flow method under the income approach and the guideline company and guideline transactions methods under the market approach.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the change in our goodwill during fiscal 2010 (in thousands):

Balance at December 31, 2007	$14,201
Impairment loss on goodwill	(4,429)

Balance at December 31, 2008 and January 2, 2010	$9,772
Goodwill from WAG acquisition	7,365

Balance at January 1, 2011	$17,137

The accumulated impairment loss on goodwill was $4.4 million as of January 2, 2010 and January 1, 2011.

During fiscal 2010, the Company acquired certain websites and domain names for a purchase price of $1.0 million, of which $843,000 was allocated to amortizable intangibles. During fiscal 2009, the Company acquired certain websites and domain names for a purchase price of $739,000, of which $625,000 was allocated to amortizable intangibles. The intangible assets were valued using a discounted cash flow model and the estimated useful life of the amortizable assets was determined to be five years. The Company did not note events or changes in circumstances indicating that the carrying value of the intangible assets may not be recoverable in fiscal 2010 and 2009. Therefore, no impairment loss was recognized for intangible assets as of January 1, 2011 and January 2, 2010.

During calendar year 2008, the Company recorded a non-cash impairment charge totaling $18.4 million related to the intangibles associated with the Partsbin business, which the Company acquired in May 2006. The impairment was comprised of $16.7 million for its websites; $0.1 million for software; $0.9 million for vendor agreements; and $0.7 million for domain names. The impairment charge was primarily the result of: (i) the deterioration in the economic environment and the Company’s stock price, (ii) lower sales and profitability which generated losses from certain Partsbin websites, (iii) deficiencies in the software platform also acquired from Partsbin, and (iv) the termination of volume discounts and marketing co-ops from certain vendor agreements. Given the indicators of impairment and the excess of carrying value over the undiscounted cash flows associated with these intangibles, the Company utilized a discounted cash flow approach in determining fair value for both the websites and vendor agreement intangible assets. The decrease in future cash flows from certain acquired websites and vendor agreements resulted in the long-lived assets being impaired, as the carrying value of the website assets and vendor agreement assets exceeded the fair value of those assets. Fair value is determined as the net present value of future projected cash flows. The software and domain name assets’ fair value was determined using a relief from royalty approach which also resulted in a lower fair value than the carrying value.

During calendar year 2008, the Company also recorded a non-cash impairment charge totaling $0.5 million related to the assembled workforce, which the Company acquired in April 2007. The impairment charge was primarily the result of a reduction during calendar year 2008 of the workforce originally acquired in the Philippines. The Company utilized a replacement cost approach in determining fair value which resulted in a lower fair value than the carrying value of the asset.

Intangibles subject to amortization are expensed on a straight-line basis except for the internet platform intellectual property which is amortized on an accelerated basis. Amortization expense relating to intangibles totaled $5.0 million, $0.7 million and $2.8 million for calendar year 2008, fiscal 2009 and fiscal 2010, respectively.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangibles, excluding goodwill, consisted of the following at January 2, 2010 and January 1, 2011 (in thousands):

		January 2, 2010			January 1, 2011
	Useful Life	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Intangible assets subject to amortization:
Websites	5 years	$1,191	$(190)	$1,001	$2,035	$(594)	$1,441
Software	2 - 5 years	1,040	(1,040)	—	—	—	—
Internet platform intellectual property (1)	10 months	—	—	—	4,300	(1,984)	2,316
Product design intellectual property (1)	9 years	—	—	—	2,750	(116)	2,634
Customer relationships (1)	4 years	—	—	—	2,050	(197)	1,853
Assembled workforce	7 years	455	(87)	368	478	(182)	296
Purchased domain names	3 years	175	(175)	—	—	—	—
Favorable lease (1)	2.5 years	—	—	—	78	(14)	64

Sub-Total		2,861	(1,492)	1,369	11,691	(3,087)	8,604
Intangible assets not subject to amortization:
Domain and trade names (2)	Indefinite life	1,745	—	1,745	10,114	—	10,114

Total		$4,606	$(1,492)	$3,114	$21,805	$(3,087)	$18,718

(1)	Includes the intangible assets acquired in connection with the acquisition of WAG.
(2)	Includes domain names of $8.2 million purchased in connection with the acquisition of WAG.

The following table summarizes the future estimated annual amortization expense for these assets over the next five years (in thousands):

2011	$3,659
2012	1,343
2013	1,309
2014	1,089
2015	819
Thereafter	385

Total	$8,604

Note 7 – Borrowings

At December 31, 2007, the Company had a $7.0 million committed line of credit agreement with a bank with interest at 0.25% above the lender’s reference rate maturing on October 31, 2009. There were no compensating balance requirements and substantially all the assets of the Company served as collateral on the line of credit. No amounts were outstanding on this line of credit at December 31, 2007 and 2008. The credit agreement contained customary covenants that, among other things, required compliance with certain financial ratios and targets and restricts the incurrence of additional indebtedness. The Company was compliant with all loan covenants as of December 31, 2007 and 2008. In connection with the transition of the Company’s commercial banking relationship to a new bank in the fourth quarter of 2008, the line of credit was cancelled effective December 31, 2008.

As a component of the purchase price for the acquisition of Partsbin, the Company entered into promissory notes (“Notes”) in the aggregate principal amount of $5.0 million with the stockholders of Partsbin. The Notes bore interest at LIBOR and were interest only until June 2007. Beginning in the quarter ending June 30, 2007, the Notes were payable in equal quarterly installments until March 31, 2008. The Notes became due and payable upon the completion of the Company’s initial public offering, as defined. The Notes were secured by substantially all the assets of the Company. During the year ended December 31, 2007 and 2008, $4.0 million and $1.0 million was paid on these Notes, respectively, with the proceeds from the initial public offering which occurred on February 9, 2007. There was no outstanding amount as of January 2, 2010.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 13, 2010, the Company executed a Loan and Security Agreement (the “Loan Agreement”) and other definitive documentation for a $35 million secured credit facility (the “Facility”). Silicon Valley Bank (“Bank”) is the lender under the Facility. The Facility is comprised of a term loan in the original principal amount of $25 million and a revolving line of credit with availability up to $10 million. The Facility has a final maturity date of June 30, 2014, and borrowings under the Facility bear interest, at the election of the Company, at LIBOR (with a floor of 1.25%) plus a margin of from 2.00% to 3.00% per annum, or at the Wall Street Journal Prime Rate plus a margin of from 1.00% to 2.00% per annum, based upon the Company’s maximum funded debt ratio. An unused revolving line fee of 0.375% per annum is payable on the undrawn committed amount of the revolving line of credit. Interest on outstanding borrowings under the term loan and the revolving line of credit is payable no less than quarterly, and the outstanding principal of the term loan amortized over four years and payable quarterly, with any outstanding amount under the Facility to be paid in full on the final maturity date. Borrowings under the Facility are secured by liens over all assets of the Company, including shares of stock in each of the Company’s subsidiaries. Ten of the Company’s subsidiaries are acting as co-borrowers under the Facility.

The Loan Agreement requires the Company to comply with a number of covenants, including financial covenants related to Maximum Funded Debt to Consolidated EBITDA, Liquidity, and Consolidated Fixed Charge Coverage Ratios; negative pledge requirements; requirements to deliver quarterly and annual consolidated financial statements; requirements to maintain adequate insurances; prohibitions on changes in the business and disposition of the Company’s assets; and other customary covenants. The Loan Agreement also requires the Company to obtain a prior written consent from the Bank when the Company determines to pay any dividends on or make any distribution related to our common stock. The Loan Agreement includes usual and customary events of default and remedies for facilities of this nature. On February 28, 2011, the Company and the Bank entered into Amendment No. 1 to Loan and Security Agreement and Limited Waiver (“Amendment”). The Amendment waived the Company’s lack of compliance with the Consolidated Fixed Charge Coverage Ratio Covenant in the Loan Agreement as of January 1, 2011. The Amendment also amended the definitions of Baseline Liquidity and Consolidated EBITDA to more readily accommodate the Company’s integration of the WAG acquisition.

At January 1, 2011, the LIBOR rate and the margin were 1.25% and 3.00% per annum, respectively. The Company had no borrowings on the revolving line of credit at January 1, 2011. The remaining term loan balance was $24 million as of January 1, 2011 and is to be repaid according to the following schedule (in thousands):

Payments Due by Period
Total	2011	2012	2013	2014
$24,000	$6,125	$6,250	$6,875	$4,750

As of January 1, 2011, the Company had a capital lease obligation of $317,000. See “Note 13 – Commitments and Contingencies” for further detail.

Note 8 – Share-Based Compensation and Stockholders’ Equity

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

At January 1, 2011, 1,712,259 shares were available for future grants under the 2007 Omnibus Plan.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s stock option activity under the 2007 Omnibus Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, January 2, 2010	4,791,366	$3.69	8.55
Granted	600,000	$7.37
Exercised	(305,102)	$3.39
Expired	(104,517)	$5.96
Forfeited	(166,628)	$5.32
Options outstanding, January 1, 2011	4,815,119	$4.10	7.78	$20,802,032
Vested and expected to vest at January 1, 2011	4,581,974	$4.04	7.73	$20,072,584
Options exercisable, January 1, 2011	2,688,429	$4.03	7.35	$11,809,469

The weighted-average fair value of options granted during calendar year 2008, fiscal 2009 and fiscal 2010 was $1.20, $1.40 and $3.75, respectively.

The intrinsic value of stock options at the date of the exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During fiscal 2010, the total intrinsic value of the exercised options was $1.4 million. Aggregate intrinsic value is calculated as the difference between the exercise price of underlying awards and the fair value price of the Company’s common stock for options that were in-the-money as of January 1, 2011. The Company had $3.0 million of unrecognized share-based compensation expense related to stock options outstanding as of January 1, 2011, which expense is expected to be recognized over a weighted-average period of 2.20 years.

Additional information with respect to outstanding options under the 2007 Omnibus Plan as of January 1, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$1.31-$1.31	75,000	8.16	$1.31	32,812	$1.31
$1.59-$1.59	725,000	8.01	$1.59	347,394	$1.59
$1.74-$2.05	496,660	7.93	$1.76	214,576	$1.77
$2.14-$2.14	290,000	8.34	$2.14	146,397	$2.14
$3.06-$3.06	531,423	7.33	$3.06	372,663	$3.06
$3.24-$3.72	567,042	7.48	$3.47	450,927	$3.52
$3.80-$4.91	503,894	7.22	$4.45	340,701	$4.46
$5.38-$5.81	685,000	7.27	$5.58	471,246	$5.65
$5.88-$7.99	483,000	9.44	$7.13	2,812	$6.08
$8.05-$9.41	458,000	7.37	$8.45	308,901	$8.50
Totals	4,815,119	7.78	$4.10	2,688,429	$4.03

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

At January 1, 2011, 750,000 shares were available for future grants under the 2007 New Employee Plan.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s stock option activity under the 2007 New Employee Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, January 2, 2010	1,250,000	$5.65	8.33
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Options outstanding, January 1, 2011	1,250,000	$5.65	7.32	$3,625,000
Vested and expected to vest at January 1, 2011	1,225,536	$5.72	7.30	$3,465,874
Options exercisable, January 1, 2011	877,083	$6.23	7.21	$2,054,164

The weighted-average fair value of options granted during fiscal 2009 was $0.51. There were no new options granted in calendar year 2008 and fiscal 2010. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value price of the Company’s common stock for options that were in-the-money as of January 1, 2011. The Company had $ 0.3 million of unrecognized share-based compensation expense related to stock options outstanding as of January 1, 2011, which expense is expected to be recognized over a weighted-average period of 1.57 years.

Additional information with respect to outstanding options under the 2007 New Employee Plan as of January 1, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$1.15-$1.31	500,000	8.12	$1.15	283,333	$1.15
$8.65	750,000	6.78	$8.65	593,750	$8.65
Totals	1,250,000	7.32	$5.65	877,083	$6.23

The Company adopted the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) in March 2006. All stock options to purchase common stock granted to employees in 2006 were granted under the 2006 Plan and had exercise prices equal to the fair value of the underlying stock, as determined by the Company’s Board of Directors on the applicable option grant date. The Board of Directors determined the value of the underlying stock by considering a number of factors, including historical and projected financial results, the risks the Company faced at the time, the preferences of the Company’s Preferred Stock holders and the lack of liquidity of the Company’s common stock. No stock options were granted by the Company prior to the adoption of the 2006 Plan. At January 1, 2011, there were no shares available for future grants under the 2006 Plan.

The following table summarizes the Company’s stock options activity under the 2006 Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, January 2, 2010	736,128	$8.26	6.46
Granted	—	$—
Exercised	(18,000)	$6.78
Expired	(4,283)	$10.30
Forfeited	(541)	$11.54
Options outstanding, January 1, 2011	713,304	$8.28	5.47	$781,916
Vested and expected to vest at January 1, 2011	713,304	$8.28	5.47	$781,916
Options exercisable, January 1, 2011	713,304	$8.28	5.47	$781,916

There were no new options granted during calendar year 2008, fiscal 2009 and fiscal 2010.

The intrinsic value of stock options at the date of exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During fiscal 2010, the total intrinsic value of the exercised options was $0.03 million.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During calendar year 2008 and fiscal 2009, there were no options exercised under this plan. Aggregate intrinsic value is calculated as the difference between the exercise price of underlying awards and the fair value price of the Company’s common stock for options that were in-the-money as of January 1, 2011. The Company fully recognized share-based compensation expense related to stock options outstanding as of January 2, 2010 and January 1, 2011.

Additional information with respect to outstanding options under the 2006 Plan as of January 1, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$5.88-$7.80	482,664	5.24	$6.78	482,664	$6.78
$8.70-$11.68	230,640	5.94	$11.43	230,640	$11.43

Total	713,304	5.47	$8.28	731,304	$8.28

Warrants

The following table summarizes the outstanding warrants at January, 1, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Warrants outstanding, January 2, 2010	30,000	$2.14	6.33
Granted	20,000	$8.32
Exercised	—	$—
Expired	—	$—
Forfeited	—	$—
Warrants outstanding, January 1, 2011	50,000	$4.61	5.73	$189,400
Vested at January 1, 2011	23,333	$4.12	5.73	$99,715
Options exercisable, January 1, 2011	23,333	$4.12	5.73	$99,715

On May 5, 2009, the Company issued warrants to purchase up to 30,000 shares of common stock, which warrants terminate seven years after their grant date. The warrants were issued in connection with the financial advisory services provided by a consultant to the Company. The warrants vest in thirty-six equal monthly increments of 833 shares each on the last calendar day of each calendar month commencing May 5, 2009. The grant date fair value of these warrants issued on May 5, 2009 was $1.09 per share. On April 27, 2010, the Company issued additional warrants to purchase up to 20,000 shares of common stock to the same holder in connection with the financial advisory services provided to the Company. The warrants vest in twenty-four equal monthly increments of 833 shares each on the last calendar day of each calendar month commencing April 27, 2010. The grant date fair value of the additional warrants issued on April 27, 2010 was $2.12 per share. The Company determined the fair value of the warrants at the date of grant using the Black-Scholes option pricing model based on the estimated fair value of the underlying common stock. No warrants were exercised in fiscal 2009 and 2010. Aggregate intrinsic value is calculated as the difference between the exercise price of underlying awards and the fair value price of the Company’s common stock for warrants that were in-the-money as of January 1, 2011.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9 – Accounting for Share-Based Compensation

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for each of the periods ended:

	December 31, 2008	January 2, 2010	January 1, 2011
Expected life	1 – 6.24 years	5.99 – 6.25 years	6 – 6.25 years
Risk-free interest rate	1% – 3%	2% – 3%	2% – 3%
Expected volatility	40% – 50%	50% – 52%	51%
Expected dividend yield	0%	0%	0%

In May 2008 and February 2009, respectively, the Board approved option grants, which contained market condition requirements. These options will vest based on the achievement of specified stock price appreciation milestones, which represents a market condition, over a five-year period commencing on May 15, 2008 and February 16, 2009. The May 2008 option grants were for 250,000 shares each. The February 2009 option grants were for 100,000 shares. The fair value of the options were estimated on the date of grant using the Monte Carlo option pricing model with the following weighted-average assumptions for each of the periods ended:

	December 31, 2008	January 2, 2010
Expected life	2 years	3.3 years
Risk-free interest rate	3.01%	1.87%
Expected volatility	41%	50%
Expected dividend yield	0%	0%
Initial stock price	$3.72	$1.15

Share-Based Compensation Expense

The Company recognized share-based compensation expense of $2.9 million, $3.3 million and $2.7 million, net of $287,000, $245,000 and $186,000 of expense capitalized as internally-developed software, for each of calendar year 2008, fiscal 2009 and fiscal 2010, respectively. The Company has recognized an income tax benefit of $1.1 million, $1.2 million for calendar year 2008 and fiscal 2009, respectively. No tax benefit was recognized for fiscal 2010 due to the valuation allowance position.

Under ASC 718, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rate was calculated based on actual historical forfeitures experienced under our equity plans. In the fourth quarter of fiscal 2010, the Company performed its periodic review of the estimated forfeiture rate during the last fifty-two weeks and noted no significant forfeitures which would change the estimated forfeiture rate from the previous year. Therefore, the weighted-average forfeiture rate from 10% to 18% was used as consistent with the prior year.

There was $3.3 million of unrecognized compensation expense related to stock options and warrants as of January 1, 2011, which expense is expected to be recognized over a weighted-average period of 2.11 years. The table below sets forth the expected amortization of share-based compensation expense for the next three years for all options granted as of January 1, 2011, assuming all employees remain employed by the Company for their remaining vesting periods:

	Fifty-Two Weeks Ending
	Dec. 31, 2011	Dec. 29, 2012	Dec. 28, 2013
Amortization of share-based compensation	$1,885	$957	$551

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10 – Net Income (Loss) Per Share

Net income (loss) per share has been computed in accordance with ASC 260 Earnings per Share. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended December 31, 2008	52 Weeks Ended January 2, 2010	52 Weeks Ended January 1, 2011
	(in thousands, except share and per share data)
Net (Loss) Income Per Share
Numerator:
Net (loss) income	$(16,906)	$1,317	$(13,926)
Denominator:
Weighted-average common shares outstanding (basic)	29,846,757	29,851,873	30,269,462
Common equivalent shares from common stock options and warrants	—	957,238	—
Weighted-average common shares outstanding (diluted)	29,846,757	30,809,111	30,269,462
Basic net (loss) income per share	$(0.57)	$0.04	$(0.46)
Diluted net income (loss) per share	$(0.57)	$0.04	$(0.46)

Potentially dilutive securities were not included in the calculation of diluted net income per share because these securities would be anti-dilutive due to the Company’s stock price. The related securities are as follows (in common equivalent shares):

	Year Ended December 31, 2008	52 Weeks Ended January 2, 2010	52 Weeks Ended January 1, 2011
Common stock warrants	84,332	—	12,033
Options to purchase common stock	5,669,661	6,777,494	1,508,289

Total	5,753,993	6,777,494	1,520,232

Additionally, due to the loss in calendar year 2008 and fiscal 2010, 115,211 and 1,700,550 shares, respectively, have been excluded from the computation of diluted net income (loss) per share.

Note 11 – Income Taxes

As discussed in “Note 1- Summary of Significant Accounting Policies and Nature of Operations”, the Company adopted new accounting principles on accounting for uncertain tax positions in calendar year 2008. The new principles prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has greater than 50 percent likelihood of being realized upon ultimate settlement.

During calendar year 2008, the Company was audited by the Internal Revenue Service for the years ended December 31, 2006 and 2007. The audit was concluded with the payment of a non-material sum. During fiscal 2010, the Company was audited by the Internal Revenue Service for the year ended December 31, 2008. The audit was concluded with no change. The tax years 2006-2009 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company does not anticipate a significant change to the amount of unrecognized tax benefits within the next twelve months.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of income (loss) before income taxes consist of the following:

	Year Ended December 31, 2008	52 Weeks Ended January 2, 2010	52 Weeks Ended January 1, 2011
	(in thousands)
Domestic operations	$(28,713)	$3,795	$(2,540)
Foreign operations	(15)	645	832

Total income (loss) before income taxes	$(28,728)	$4,440	$(1,708)

Income tax (benefit) expense for calendar year 2008, fiscal 2009 and fiscal 2010 consists of the following:

	Year Ended December 31, 2008	52 Weeks Ended January 2, 2010	52 Weeks Ended January 1, 2011
	(in thousands)
Current:
Federal tax	$(50)	$(774)	$(434)
State tax	(121)	193	8
Foreign tax	52	56	73

Total current taxes	(119)	(525)	(354)

Deferred:
Federal tax	(9,097)	2,568	61
State tax	(2,606)	1,080	13
Foreign tax	—	—	—

Total deferred taxes	(11,703)	3,648	74

Valuation allowance	—	—	12,498

Income tax (benefit) expense, consolidated	$(11,822)	$3,123	$12,218

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax (benefit) expense differs from the amount that would result from applying the federal statutory rate as follows:

	Year Ended December 31, 2008	52 Weeks Ended January 2, 2010	52 Weeks Ended January 1, 2011
	(in thousands)
Income tax at U.S. federal statutory rate	$(9,768)	$1,511	$(581)
Share-based compensation	161	1,086	(93)
State income tax, net of federal tax effect	(1,880)	729	(759)
Tax exempt interest	(220)	(16)	(8)
Foreign tax	60	(163)	(210)
Non deductible acquisition costs	—	—	258
Other	(175)	(24)	1
Change in valuation allowance	—	—	13,610

Effective tax (benefit) provision	$(11,822)	$3,123	$12,218

The Company’s effective tax rate was impacted by income taxes incurred in foreign and state jurisdictions. With respect to the income of its foreign subsidiaries, the Company takes the position that the earnings of the foreign subsidiaries are permanently invested in that jurisdiction. Additionally, the foreign subsidiaries are currently in a cumulative deficit earnings and profits position for tax purposes. As a result, no additional income taxes have been provided on the possible repatriation of these earnings to the parent company. The favorable impact of foreign taxes is due in large part to a tax holiday in the Philippines, which is effective through September 2011. The term of the tax holiday is four years, provided as an incentive for new business and no further requirements exist to maintain the tax holiday. The impact of this tax holiday decreased foreign taxes by $0, $136,000 and $182,000 for calendar year 2008, fiscal 2009 and fiscal 2010, respectively. The benefit of the tax holiday on net income per share (diluted) was immaterial for the related years.

For calendar year 2008, fiscal 2009 and fiscal 2010, the effective tax rate for the Company was 41.36%, 70.33% and (715.28)%, respectively. The Company’s effective tax rate for calendar year 2008 differs from the U.S. federal statutory rate primarily as a result of state income taxes and other non-deductible permanent differences. The Company’s effective tax rate for fiscal 2009 differs from the U.S. federal statutory rate primarily as a result of state income taxes and other non-deductible permanent differences including stock option forfeitures with a tax effected value of $1.1 million as described below. The Company’s effective tax rate for fiscal 2010 differs from the U.S. federal statutory rate primarily as a result of the recording of a $13.6 million valuation allowance against the Company’s deferred tax assets.

During the review of the Company’s income tax provision for the thirteen weeks ended April 4, 2009, we noted that deferred tax assets for permanent differences created by vested non-qualified stock option forfeitures had not been properly reduced in accordance with ASC 740. We have evaluated the effects of this misstatement on prior period’s consolidated financial statements in accordance with the guidance provided by ASC 250-10 Accounting Changes and Error Corrections, and concluded that no prior period financial statements are materially misstated. We also evaluated the effect of correcting this misstatement on our interim and annual results of operations for the respective quarters ended September 30, 2007 through the thirteen weeks ended April 4, 2009.

The total impact of the quarterly adjustments related to the balance sheet is summarized as follows:

	Three Months Ended,						Thirteen Weeks Ended
(in thousands)	Sept. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31 2008	April 4, 2009
Deferred Tax Asset	$(93)	$(181)	$(80)	$(38)	$(147)	$(40)	$(579)
Total Assets as Reported	$109,606	$110,056	$109,778	$98,636	$94,516	$90,430	$93,545
Adjusted Total Assets	$109,513	$109,875	$109,698	$98,598	$94,369	$90,390	$92,966
Effect on Total Assets	(0.1%)	(0.2%)	(0.1%)	(0.0%)	(0.2%)	(0.0%)	(0.6%)

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total impact of the quarterly adjustments to the income statement is summarized as follows:

	Three Months Ended,						Thirteen Weeks Ended
(in thousands)	Sept. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31 2008	April 4, 2009
Tax Provision	$93	$181	$80	$38	$147	$40	$579
Net Income (loss) as Reported	$893	$(5,498)	$(875)	$(12,063)	$(491)	$(3,477)	$(100)
Effect on Net Income (loss)	(10.4%)	3.3%	9.1%	0.3%	29.9%	1.2%	579%
Effect on EPS	$0.00	$0.006	$0.00	$0.00	$0.005	$0.00	$0.019

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

Deferred tax assets and deferred tax liabilities at December 31, 2008, January 2, 2010 and January 1, 2011 consisted of the following:

	December 31, 2008	January 2, 2010	January 1, 2011
	(in thousands)
Deferred tax assets:
Inventory and inventory related reserve	$592	$642	$1,712
Share-based compensation	1,941	2,109	3,218
Amortization	12,535	10,856	12,517
Sales and bad debt allowances	310	422	689
Vacation accrual	119	191	284
Other comprehensive income	60	33	34
Net operating loss and AMT credit carry-forwards	1,361	88	4,169
Other	—	257	322

Total deferred tax assets	16,918	14,598	22,945
Valuation Allowance	—	—	(18,335)

Net deferred tax assets	16,918	14,598	4,610

Deferred tax liability:
Tax over book depreciation	762	2,100	1,582
Tax over book amortization	—	—	5,289
Other	—	—	426

Total deferred tax liability	762	2,100	7,297

Net deferred tax assets (liabilities)	$16,156	$12,498	$(2,687)

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At January 1, 2011, federal and state net operating loss (NOL) carryforwards were $6.8 million and $27.5 million respectively. Federal NOL carryforwards of $2.7 million were acquired in the acquisition of WAG which are subject to Internal Revenue Code section 382 and limited to an annual usage limitation of $135,000. Additionally, a tax benefit of $0.9 million related to the federal and state NOL carryforwards that were created by the exercise of stock options will be credited to additional paid in capital once realized as a reduction of income taxes payable. Federal NOL carryforwards expire in 2029 and 2030, while state NOL carryforwards begin to expire in 2016. The state NOL carryforwards expire in the respective tax years as follows:

2016 - 2022	$24,916
2023 - 2030	2,553

$27,469

The valuation allowance for deferred tax assets recorded during fiscal 2010 is based on a more likely than not threshold. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. We considered the following possible sources of taxable income when assessing the realization of deferred tax assets:

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

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. Although we expect that the operations of the recently acquired WAG business and our ability to achieve future profitability of these operations was enhanced by the cost reductions that occurred as a result of the acquisition and subsequent integration efforts, WAG’s historic operating results remain relevant as they are reflective of the industry and the effect of economic conditions. The fundamental businesses and inherent risks in which the WAG business operates did not change from those which existed prior to the acquisition. We utilized a three-year analysis of actual results as the primary measure of cumulative losses in recent years. However, because a substantial portion of those cumulative losses relate to impairment of intangible assets and goodwill, those three-year cumulative results are adjusted for the effect of these items. In addition, the near- and medium-term financial outlook is considered when assessing the need for a valuation allowance.

The valuation of deferred tax assets requires judgment and assessment of the future tax consequences of events that have been recorded in the financial statements or in the tax returns, and our future profitability represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations. Prior to the acquisition of WAG, the Company concluded that it was more likely than not that we would realize the deferred tax assets in all jurisdictions. However, with the acquisition of WAG, based largely on the weight of the combined cumulative three-year adjusted loss position, it was determined that it was not more likely than not that the Company would realize its net deferred tax assets as of January 2, 2011. Therefore, a valuation allowance of $18.3 million was recorded as of January 1, 2011, of which $4.7 million was recorded against the acquired deferred tax assets of WAG as of our acquisition date of August 12, 2010.

If, in the future, we generate taxable income on a sustained basis in jurisdictions where we have recorded full valuation allowances, our conclusion regarding the need for full valuation allowances in these tax jurisdictions could change, resulting in the reversal of some or all of the valuation allowances. If our operations generate taxable income prior to reaching profitability on a sustained basis, we would reverse a portion of the valuation allowance related to the corresponding realized tax benefit for that period, without changing our conclusions on the need for a full valuation allowance against the remaining net deferred tax assets.

Included in accrued expenses are income taxes payable of $24,000, $39,000 and $95,000 for calendar year 2008, fiscal 2009 and fiscal 2010, respectively, consisting primarily of foreign taxes.

Note 12 – Related-Party Transactions

Beginning in November 2003, the Company leased its corporate headquarters and primary warehouse from Nia Chloe, LLC (“Nia Chloe”), a member of which, Sol Khazani, is one of our board members. Another Nia Chloe member, Mehran Nia, was also one of our board members until his resignation in December 2009. Lease payments and expenses associated with this related party arrangement totaled $548,000, $535,000, and $389,000, respectively, for the years ended

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, January 2, 2010, and January 1, 2011. The Company has evaluated its relationship with Nia Chloe with regard to ASC 810 Consolidation (“ASC 810”) (formerly referenced as FIN 46R, “Consolidation of Variable Interest Entities”). The Company has determined that Nia Chloe does not meet the criteria for consolidation under ASC 810 and therefore this entity is not consolidated in the Company’s financial statements.

From time to time, the Company purchased inventory from an entity that was partially owned until 2009 by a member of the Company’s Board of Directors. During the years ended December 31, 2008 and January 2, 2010, the Company purchased inventory totaling $242,000 and $330,000 respectively, from the entity, which the Company believes to be at fair market value.

Since October 2006, the Company has purchased paid search engine marketing services from an entity of which a member of the Company’s Board of Directors served as CEO until 2008 and chairman until mid-2009. During the years ended December 31, 2008 and January 2, 2010, the Company purchased paid search engine marketing services totaling $281,000, and $225,000, respectively, from the entity, which the Company believes to be at fair market value.

In September 2008, the Company entered into a verbal agreement with a member of the Company’s Board of Directors, Mehran Nia, to provide consulting services. The arrangement could be terminated by either party at anytime, and the director was paid $10,000 per month. Mr. Nia resigned from the Board of Directors in December 2009. For the year ended January 2, 2010 and the year ended January 1, 2011, the total consulting fees paid were $120,000 and $10,000 respectively, to the individual. The arrangement was terminated as of January 2, 2010, and the final payment made to settle the account as of that date.

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

Note 13 – Commitments and Contingencies

The Company’s primary warehouse facilities are under a lease which commenced in November 2003, expired in December 2008, was month-to-month until February 1, 2010 when an extension of the lease incorporating a reduction in rent through January 31, 2011 was signed, and continues on a month-to-month basis.

In September 2004, the Company entered into a lease to house the Company’s corporate headquarters and for warehouse space adjacent to its primary facility in Carson, California from a related party under an agreement that expired August 31, 2006. This lease was renewed through February 28, 2009 and is currently month-to-month. On October 1, 2006, the Company entered into a third lease agreement for additional warehouse space adjacent to its primary facilities in Carson, CA. This lease expired May 31, 2009, was month-to-month until February 1, 2010 when an extension of the lease incorporating a reduction in rent through January 31, 2011 was signed, and continues on a month-to-month basis.

In January 2010, the Company’s Philippines subsidiary entered into a new lease agreement that will accommodate the Company’s Philippines workforce into one (1) office building from its previous offices in Pasig and Makati; the leases for the Pasig and Makati facilities were terminated in July and October 2010, respectively. Under the terms of the lease agreement, the Company added approximately 39,665 square feet of space for a period of 63 months, effective March 1, 2010. Monthly rental fee of approximately $25,000 is subject to 5% annual escalation beginning on the 3rd year of the lease term and renewable for a sixty (60)-month term upon mutual agreement of both parties. In December 2008, the Company entered into a five-year operating lease for warehouse space in Chesapeake, Virginia, which commenced in January 2009 and expires in December 2013. Under the terms of the lease, the Company added approximately 72,500 square feet of space for initial monthly rent of approximately $15,000 with annual rent escalations. Additionally, the Company has one option to extend the terms for an additional five years on or before June 30, 2013 and one option to terminate the lease effective December 31, 2011 with six months prior written notice.

Upon our acquisition of WAG, we assumed a lease related to their office and warehouse space (60,845 square feet) in Independence, Ohio which was originally executed on January 1, 2003 and amended on October 3, 2003 and February 1, 2008. The lease expires on January 31, 2013, with two five-year renewal options. Commencing on February 1, 2008, the rent is $0.2 million per year, payable in equal monthly installments of $0.02 million on the first day of each month during the initial term.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Also, upon our acquisition of WAG, we assumed a sublease related to their headquarter office (22,323 square feet) in Chicago, Illinois which was originally executed on December 4, 2007. The term of the lease commenced on May 14, 2008 and will expire on January 13, 2017. The annual base rent for the initial lease term through January 31, 2009 is $0.3 million with an annual escalation of $0.1 million commencing from February 1, 2009 through the remaining lease term.

Facility rent expense, inclusive of amounts paid to Nia Chloe, for the years ended December 31, 2008, January 2, 2010 and January 1, 2011, was $1.6 million, $1.9 million and $2.4 million, respectively.

Future minimum facility lease payments required under the above operating leases as of January 1, 2011 are $1,482,000, $1514,000, $1,369,000, $719,000, $541,000 and $379,000 for 2011 to 2015 and thereafter, respectively.

Capital lease commitments at January 1, 2011 were as follows:

	(in thousands)
	2011	2012	2013	Total
Capital lease commitments	196	109	27	332
Less: interest payments	(12)	(3)	—	(15)

Capital lease obligations	184	106	27	317

There were no capital leases as of January 2, 2010.

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

Parts Geek Litigation

On June 25, 2009, the Company filed suit in the United States District Court for the Central District of California against Parts Geek LLC, certain of its members and employees for misappropriation of trade secrets, breach of contract and unfair competition and requesting monetary damages and injunctive relief, and Parts Geek filed an answer on August 12, 2009. On January 27, 2010, the complaint was amended to include claims for copyright infringement and to add an additional party. Parts Geek filed an answer and counterclaims to the amended complaint on February 22, 2010. Each party filed a motion for summary judgment requesting that the Court rule on all claims made in this matter without sending the matter to a jury. On June 7, 2010, the Court ruled on all claims in the matter, denying the Company’s claims against Parts Geek and Lucas Thomason and denying Parts Geek’s claims against the Company. The judge additionally denied Parts Geek’s counterclaims against the Company. Parts Geek and Lucas Thomason petitioned the Court to order the Company to pay their legal fees and costs, the Court ordered the Company to do so and on August 11, 2010 all parties stipulated that approximately $1.1 million of legal fees and costs would be owed to Parts Geek and Lucas Thomason should the Company lose its appeal or win its appeal and lose in trial. A bond has been posted to guarantee payment of $1.1 million plus interest, at a cost of approximately $0.02 million to the Company. The Company is not required to pay the fees and costs at this time; they would be due if the Company loses its appeal and determines to not appeal beyond the 9th Circuit Court of Appeals, or if the Company wins on appeal but loses at trial once the case is remanded to the trial court and, in accordance with ASC 450-20 Loss Contingencies (“ASC 450-20”), the Company has not accrued for these fees and costs. The Company filed an appeal and filed its initial brief on January 21, 2011. The reply brief is due March 21, 2011. The Company has analyzed this matter in accordance with ASC 450-20 and, in accordance with the definition of probable loss described therein, we have concluded that no accrual is necessary at this time.

California Air Resources Board Inquiry

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

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adversely impact our sales and operating results. The Company is unable to assess the amount of the final monetary cost in this regard, other than legal fees that have been and may continue to be incurred in preparing responses and defending the Company in the inquiry and that there will be an associated cost for penalties in this matter.

Asbestos

WAG is a named defendant in several lawsuits involving claims for damages caused by installation of brakes during the late 1960’s and early 1970’s that contained asbestos. WAG marketed certain brakes, but did not manufacture any brakes. WAG maintained liability insurance coverage to protect its and the Company’s assets from losses arising from the litigation and coverage is provided on an occurrence rather than a claims made basis, and the Company is not expected to incur significant out-of-pocket costs.

Note 14 – Employee Retirement Plan

Effective February 17, 2006, the Company adopted a 401(k) defined contribution retirement plan covering all full time employees who have completed one month of service. The Company may, at its sole discretion, match fifty cents per dollar up to 6% of each participating employee’s salary. The Company’s contributions vest in annual installments over three years. Discretionary contributions made by the Company totaled $147,000, $154,000 and $213,000 for calendar year 2008, fiscal 2009 and fiscal 2010, respectively.

In January 2010, the Company adopted the U.S. Auto Parts Network, Inc. Management Deferred Compensation Plan (the “Deferred Compensation Plan”), for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 90% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by the Company through the purchase of Company-owned life insurance policies with the Company (employer) as the owner and beneficiary, in order to preserve the tax-deferred savings advantages of a non-qualified plan. The plan assets are the cash surrender value of the Company-owned life insurance policies and not associated with the deferred compensation liability. The deferred compensation liabilities (consisting of employer contributions, employee deferrals and associated earnings and losses) are general unsecured obligations of USAP. Liabilities under the Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company may at its discretion contribute certain amounts to eligible employee accounts. In January 2010, the Company began to contribute 50% of the first 2% of participants’ eligible contributions into their Deferred Compensation Plan accounts. In September 2010, the Company established and transferred its ownership to a rabbi trust to hold the Company-owned life insurance policies. As of January 1, 2011, the assets and associated liabilities of the Deferred Compensation Plan were $261,000 and $224,000, respectively, and are included in other non-current assets and non-current liabilities, respectively, in our consolidated balance sheets. The associated liabilities mainly include the employee contributions of $175,000 and the employer contributions of $34,000 made as of January 1, 2011. Included in other income, the Company recorded a gain of $11,000 for the change in the cash surrender value of the Company-owned life insurance policies during fiscal 2010.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15 – Quarterly Information (Unaudited)

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

	Thirteen Weeks Ended				Thirteen Weeks Ended
	April 4, 2009	July 4, 2009	Oct. 3, 2009	Jan 2, 2010	April 3, 2010	July 3, 2010	Oct. 2, 2010	Jan 1, 2011
	(in thousands, except share and per share data)
Consolidated Statement of Income Data:
Net sales	$39,664	$43,805	$47,043	$45,776	$56,291	$53,188	$72,349	$80,450
Gross profit	14,640	15,868	16,899	16,467	19,807	18,397	24,007	27,399
Income (loss) from operations	593	1,072	1,328	1,256	2,475	658	(1,980)	(2,580)
Income (loss) before income taxes	684	1,098	1,385	1,273	2,497	687	(2,060)	(2,832)
Net (loss) income	$(679)	$629	$781	$585	$1,547	$462	$(13,039)	$(2,896)
Adjustment:
Tax benefit (provision)(1)	8
Adjusted net (loss) income (1)	$(671)	$629	$781	$585	$1,547	$462	$(13,039)	$(2,896)
Basic net (loss) income per share as reported and adjusted (1)	$(0.02)	$0.02	$0.03	$0.02	$0.05	$0.02	$(0.43)	$(0.10)
Diluted net (loss) income per share as reported and adjusted (1)	$(0.02)	$0.02	$0.03	$0.02	$0.05	$0.01	$(0.43)	$(0.10)
Shares used in computation of basic net (loss) income per share as reported and adjusted	29,846,757	29,846,757	29,848,694	29,865,452	30,003,117	30,314,478	30,357,988	30,402,264
Shares used in computation of diluted net (loss) income per share as reported and adjusted	29,846,757	30,395,189	31,004,035	31,147,869	31,425,002	31,994,447	30,357,988	30,402,264

(1)	Includes immaterial adjustments recorded for all quarters of calendar year 2008 during the thirteen-weeks ended April 4, 2009. See “Note 11 – Income Taxes” for further information.

Note 16 – Subsequent Events

February 28, 2011, the Company and its lender, Silicon Valley Bank (“Bank”), entered into Amendment No. 1 to Loan and Security Agreement and Limited Waiver (“Amendment”). The Amendment waived the Company’s lack of compliance with the Consolidated Fixed Charge Coverage Ratio Covenant in the Loan and Security Agreement entered into by and between the Company and Bank on August 13, 2010 (“LSA”). The Amendment also amended the definitions of Baseline Liquidity and Consolidated EBITDA to more readily accommodate the Company’s integration of the WAG acquisition.

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Acquisition Agreement dated May 19, 2006 by and among U.S. Auto Parts Network, Inc. and Partsbin, Inc., on the one hand, and The Partsbin.com, Inc., All OEM Parts, Inc., Power Host, Inc., Auto Parts Web Solutions, Inc., Web Chat Solutions, Inc., Everything Internet, LLC, Richard E. Pine, Lowell E. Mann, Brian Tinari and Todd Daugherty, on the other hand

2.2	Stock Purchase Agreement executed August 2, 2010 among the Acquisition Sub, WAG, Riverside and the other stockholders of WAG (incorporated by reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2010)

3.1	Second Amended and Restated Certificate of Incorporation of U.S. Auto Parts Network, Inc. as filed with the Delaware Secretary of State on February 14, 2007 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

3.2	Amended and Restated Bylaws of U.S. Auto Parts Network, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

4.1*	Specimen common stock certificate

10.1+*	U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan

10.2+*	Form of Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.3+*	Form of Notice of Grant of Stock Option under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.4+*	Form of Acceleration Addendum to Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.5+*	U.S. Auto Parts Network, Inc. 2007 Omnibus Plan and forms of agreements

10.8+*	Offer Letter of Employment dated May 19, 2006 by and between U.S. Auto Parts Network, Inc. and Richard Pine

10.9+*	Non-Competition Agreement dated May 19, 2006 by and among U.S. Auto Parts Network, Inc. and Richard Pine, Lowell Mann, Brian Tinari and Todd Daugherty

10.10*	Shareholder’s Release dated May 19, 2006 by and between U.S. Auto Parts Network, Inc. and Richard Pine

10.23*	Commercial Lease Agreement dated January 1, 2004 by and between U.S. Auto Parts Network, Inc. and Nia Chloe Enterprises, LLC, amended effective February 1, 2010

10.24*	Standard Industrial/Commercial Multi-Tenant Lease — Gross dated October 1, 2006 by and between U.S. Auto Parts Network, Inc. and Margay 2003, LLC, amended effective February 1, 2010

10.25*	Standard Industrial/Commercial Multi-Tenant Lease — Gross dated July 12, 2004 by and between U.S. Auto Parts Network, Inc. and Isadore Socransky, amended effective February 1, 2010

10.26*	Lease dated November 30, 2004 by and between U.S. Auto Parts Network, Inc. and William Coats

10.27†*	Catalog License and Parts Purchase Agreement dated November 20, 2006 by and between U.S. Auto Parts Network, Inc. and WORLDPAC, Inc.

10.29†*	Services Agreement dated October 3, 2006 by and between U.S. Auto Parts Network, Inc. and Efficient Frontier, Inc.

10.32+*	Offer Letter of Employment dated January 1, 2006 by and between U.S. Auto Parts Network, Inc. and Houman Akhavan

10.33+	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2010)

10.35*	Deeds of Assignment and Declarations of Trust executed September 2006 regarding MBS Tek Corporation stock transfer

Exhibit No.	Description

10.36	Purchase Agreement, dated April 20, 2007, by and among U.S. Auto Parts Network, Inc., Access Worldwide Communications, Inc. and their respective Philippine affiliates (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2007)

10.37	Lease Agreements, dated August 8, 2007, by and among MBS Tek Corporation and Roshan Commercial Corp. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2007)

10.38	Form of Suppliers’ Agreement entered into between U.S. Auto Parts Network, Inc. and certain of its U.S. based suppliers and primary drop-ship vendors (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2007)

10.39+	Employment Agreement dated March 29, 2010 between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 10.39 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2010)

10.40+	Non-Qualified Stock Option Agreement dated October 15, 2007 between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.41+	Non-Qualified Stock Option Agreement dated October 15, 2007 (performance grant) between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.42+	2007 New Employee Incentive Plan (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.43	Lease Agreement, dated October 11, 2007, by and between MBS Tek Corporation and Averon Holding Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007)

10.44+	Employment Agreement, dated March 29, 2010, between the Company and Aaron Coleman (incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2010)

10.45	Support Continuity Agreement, dated April 28, 2008, between the Company and Alexander Adegan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2008)

10.46	Consulting Agreement, dated April 28, 2008, among the Company, uParts.com, Inc. and Alexander Adegan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2008)

10.47+	Non-Incentive Stock Option Agreement, dated April 28, 2008, between the Company and Alexander Adegan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2008)

10.48+	Non-Qualified Stock Option Agreement, dated May 15, 2008, by and between the Company and Shane Evangelist (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2008)

10.49	Stipulation of settlement in the matter entitled: In re U.S. Auto Parts Network, Inc. Securities Litigation, Case No. CV 07-2030-GW (JC) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2008)

Exhibit No.	Description

10.50+	Separation Agreement and Release of Claims, dated December 9, 2008, between the Company and Michael J. McClane (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008)

10.51	Consulting Agreement, dated December 9, 2008, between the Company and Michael J. McClane (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008)

10.52+	Employment Agreement, dated March 29, 2010 between the Company and Theodore Sanders (incorporated by reference to Exhibit 10.53 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2010)

10.53+	Non-Qualified Stock Option Agreement, dated February 16, 2009, between the Company and Theodore Sanders (incorporated by reference to Exhibit 10.63 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2009)

10.54+	Non-Qualified Stock Option Agreement (performance grant), dated February 16, 2009, between the Company and Theodore Sanders (incorporated by reference to Exhibit 10.64 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2009)

10.55	Commercial Lease Agreement dated December 16, 2008 by and between U.S. Auto Parts Network, Inc. and Ashley Indian River, LLC (incorporated by reference to Exhibit 10.66 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2009)

10.56	Commercial lease dated January 7, 2010 by and between U.S. Autoparts Network Philippines Corporation and Robinsons Land Corporation (incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2010)

10.58	Guarantee executed August 2, 2010 by the Company (incorporated by reference to Exhibit 10.58 to the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission on August 4, 2010)

10.59	Loan and Security Agreement, dated August 13, 2010, between Bank, USAPN, ASAP, Go Fido Inc., Parts Bin, Lobo, Whitney, Value, Private Label, Pacific, AutoMD, and Local Body Shops (incorporated by reference to Exhibit 10.59 to the Company’s Quarterly Report on Form 10-Q filed with the Securities Exchange and Commission on August 17, 2010)

10.63+	2011 Base Salaries and Target Bonuses of certain officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2010)

10.64	Sublease dated December 4, 2007 by and between Marketing Werks, Inc. and J.C. Whitney & Co.

10.65	Second Amendment To Lease Agreement dated February 1, 2008 by and between JCM Management LLC and Stylin’ Concepts Corp.

10.66	Amendment No. 1 to Loan and Security Agreement and Limited Waiver, dated February 28, 2011, by and among Silicon Valley Bank and USAPN, ASAP, Go Fido Inc., Parts Bin, Lobo, Whitney, Value, Private Label, Pacific, AutoMD, and Local Body Shops (incorporated by reference to Exhibit 10.70 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2011)

16.1	June 21, 2010 Letter from E&Y to the SEC (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2010)

21.1	Subsidiaries of U.S. Auto Parts Network, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

Exhibit No.	Description

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the exhibit of the same number from the registration statement on Form S-1 of U.S. Auto Parts Network, Inc. (File No. 333-138379) initially filed with the Securities and Exchange Commission on November 2, 2006, as amended.
+	Indicates a management contract or compensatory plan or arrangement
†	U.S. Auto Parts Network, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been separately filed with the Securities and Exchange Commission.