Form 10-Q
period 2011-04-02
U.S. Auto Parts Network, Inc.
filed 2011-05-10
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

As of May 5, 2011, the registrant had 30,543,494 shares of common stock, $0.001 par value, outstanding.

U.S. AUTO PARTS NETWORK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THIRTEEN WEEKS ENDED APRIL 2, 2011

Unless the context requires otherwise, as used in this report, the terms “U.S. Auto Parts,” the “Company,” “we,” “us” and “our” refer to U.S. Auto Parts Network, Inc. and its subsidiaries.

U.S. Auto Parts®, U.S. Auto Parts Network™, PartsTrain®, Partsbin™, Kool-Vue™, and StylintrucksTM, amongst others, are our United States trademarks. All other trademarks and trade names appearing in this report are the property of their respective owners.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. AUTO PARTS NETWORK, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts and par value)

	April 2, 2011	January 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$18,884	$17,595
Short-term investments	1,066	1,062
Accounts receivable, net of allowances of $364 and $372, respectively	8,303	6,849
Inventory	42,679	48,100
Deferred income taxes	360	359
Other current assets	5,702	5,646

Total current assets	76,994	79,611
Property and equipment, net	33,883	33,140
Intangible assets, net	17,122	18,718
Goodwill	17,137	17,137
Investments	4,153	4,141
Other non-current assets	1,054	790

Total assets	$150,343	$153,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,956	$31,660
Accrued expenses	13,721	15,487
Current portion of long-term debt	5,688	6,125
Current portion of capital leases payable	175	132
Other current liabilities	6,031	5,522

Total current liabilities	56,571	58,926
Long-term debt, net of current portion	16,312	17,875
Capital leases payable, net of current portion	122	185
Deferred income taxes	3,072	3,046
Other non-current liabilities	850	701

Total liabilities	76,927	80,733
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at April 2, 2011 and January 1, 2011; 30,518,994 and 30,429,376 shares issued and outstanding at April 2, 2011 and January 1, 2011, respectively	31	30
Additional paid-in capital	154,788	153,962
Accumulated other comprehensive income	279	249
Accumulated deficit	(81,682)	(81,437)

Total stockholders’ equity	73,416	72,804

Total liabilities and stockholders’ equity	$150,343	$153,537

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Thirteen Weeks Ended April 2, 2011	Thirteen Weeks Ended April 3, 2010
Net sales	$86,978	$56,291
Cost of sales (1)	56,562	36,484

Gross profit	30,416	19,807
Operating expenses:
Marketing (2)	13,585	7,213
General and administrative (2)	8,236	5,737
Fulfillment (2)	5,007	3,243
Technology (2)	1,938	1,018
Amortization of intangibles	1,627	121

Total operating expenses	30,393	17,332

Income from operations	23	2,475
Other income (expense):
Other income	31	—
Interest (expense) income	(281)	22

Total other (expense) income	(250)	22

(Loss) income before income taxes	(227)	2,497
Income tax provision	18	950

Net (loss) income	$(245)	$1,547

Basic net (loss) income per share	$(0.01)	$0.05

Diluted net (loss) income per share	$(0.01)	$0.05

Shares used in computation of basic net (loss) income per share	30,450,078	30,003,117
Shares used in computation of diluted net (loss) income per share	30,450,078	31,425,002

(1)	Excludes depreciation and amortization expense which is included in marketing, general and administrative and fulfillment costs.
(2)	Includes share-based compensation expense related to option grants, as follows:

	Thirteen Weeks Ended April 2, 2011	Thirteen Weeks Ended April 3, 2010
Marketing	$160	$120
General and administrative	376	548
Fulfillment	85	125
Technology	60	67

Total share-based compensation expense	$681	$860

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Thirteen Weeks Ended April 2. 2011	Thirteen Weeks Ended April 3, 2010
Operating activities
Net (loss) income	$(245)	$1,547
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,003	1,984
Amortization of intangibles	1,627	121
Share-based compensation	681	860
Deferred income taxes	25	321
Amortization of deferred financing costs	30	—
Excess tax benefits from share-based payment arrangements	—	(98)
Changes in operating assets and liabilities:
Accounts receivable	(1,454)	217
Inventory	5,421	629
Prepaid expense and other current assets	(390)	(545)
Other noncurrent assets	(42)	(360)
Accounts payable and accrued expenses	(2,531)	1,757
Other current liabilities	551	227
Other noncurrent liabilities	109	165

Net cash provided by operating activities	6,785	6,825
Investing activities
Additions to property and equipment	(3,688)	(2,514)
Acquisition of assembled workforce and other intangibles	—	(1,001)
Proceeds from sale of marketable securities	—	125
Purchases of marketable securities	(6)	(5,283)
Changes in restricted cash	319	—
Purchases of company-owned life insurance	(281)	—

Net cash used in investing activities	(3,656)	(8,673)
Financing activities
Payments made on long-term debt	(2,000)	—
Changes in book overdraft	57	—
Payments of short-term financing	(20)	—
Excess tax benefits from share-based payment arrangements	—	98
Proceeds from sale of common stock and exercise of stock options	122	491

Net cash (used in) provided by financing activities	(1,841)	589

Effect of exchange rate changes on cash	1	55
Net change in cash and cash equivalents	1,289	(1,204)
Cash and cash equivalents, beginning of period	17,595	26,251

Cash and cash equivalents, end of period	$18,884	$25,047

Supplemental disclosure of non-cash investing and financing activities:
Accrued asset purchases	$1,696	$872
Property acquired under capital lease	32	—
Unrealized gain on investments	12	14
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$3	$80
Cash paid during the period for interest	569	—

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

The Company is a Delaware C corporation and is headquartered in Carson, California. The Company also has employees located in, Kansas, Virginia, Illinois and Ohio, as well as in the Philippines.

Basis of Presentation

The unaudited condensed consolidated financial statements of U.S. Auto Parts Network Inc. (“USAP” and collectively with its subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of April 2, 2011 and January 1, 2011, and the consolidated results of operations for the thirteen weeks ended April 2, 2011 and April 3, 2010, and cash flows for the thirteen weeks ended April 2, 2011 and April 3, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company’s results of operations for the thirteen weeks ended April 2, 2011 are not necessarily indicative of those to be expected for the entire year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 1, 2011, which was filed with the SEC on March 17, 2011.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, but are not limited to, the valuation of investments, valuation of inventory, valuation of deferred tax assets and liabilities, and valuation of intangible assets, including goodwill. Actual results could differ from these estimates.

Segment Data

The Company manages its operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, the Company operates in one reportable segment and reporting revenues by product line or geographic location is impracticable.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), an update to Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU 2010-29 also expand the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company will apply the provisions of ASU 2010-29 to future acquisitions which occur on or after January 2, 2011. The adoption will not have a material effect on the Company’s financial positions and results of operations.

Note 2 – Investments

As of April 2, 2011, the Company held the following securities and investments, recorded at fair value (in thousands):

		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Auction rate preferred securities in municipal and state agencies (1)	$4,225	$—	$(72)	$4,153
Mutual funds (2)	1,075	—	(9)	1,066

Total	$5,300	$—	$(81)	$5,219

As of January 1, 2011, the Company held the following securities and investments, recorded at fair value (in thousands):

		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Auction rate preferred securities in municipal and state agencies (1)	$4,225	$—	$(84)	$4,141
Mutual funds (2)	1,070	—	(8)	1,062

Total	$5,295	$—	$(92)	$5,203

(1)

Auction rate preferred securities (“ARPS”) issued by municipal and state agencies have a maturity of 15 to 30 years and are classified as long-term investments available-for-sale. As of April 2, 2011 and January 1, 2011, all of these securities were held in four tax-exempt municipal bonds managed under close-end funds and had been in a continuous loss position for more than twelve months.

(2)

Mutual funds are classified as short-term investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.

Proceeds from the sale of available-for-sale securities are disclosed separately in the accompanying unaudited condensed consolidated statements of cash flow. For the thirteen weeks ended April 2, 2011 and April 3, 2010, there were no recognized gross realized gain and losses.

The accumulated unrealized net loss on the securities and investments at April 2, 2011 and January 1, 2011 was $0.1 million.

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

Provisions of ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820’) establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

Level 1 - Observable inputs such as quoted prices in active markets;

Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3 - Unobservable inputs in which little or no market data exists, therefore, requiring an entity to develop its own assumptions.

Financial Assets Valued on a Recurring Basis

As of April 2, 2011 and January 1, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s financial instruments, including investments associated with the ARPS. The Company measures the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at April 2, 2011 and January 1, 2011 (in thousands):

	As of April 2, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$18,884	$18,884	$—	$—
Short-term investments (2)	1,066	1,066	—	—
Non-current investments available-for-sale (3)	4,153	—	—	4,153

	$24,103	$19,950	$—	$4,153

	As of January 1, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$17,595	$17,595	$—	$—
Short-term investments (2)	1,062	1,062	—	—
Non-current investments available-for-sale (3)	4,141	—	—	4,141

	$22,798	$18,657	$—	$4,141

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

(3)

As of April 2, 2011, the Company had invested $4,225 (par value) in ARPS, which are classified as available-for-sale securities and reflected at $4,153 (fair value), which includes an unrealized loss of $72. As of January 1, 2011, the Company had invested $4,225 (par value) in ARPS, which were classified as available-for-sale securities and reflected at $4,141 (fair value), which included an unrealized loss of $84. The Company has included its investments related to ARPS in the Level 3 category.

Before utilizing Level 3 inputs in fair value measurement, the Company considered significant Level 2 observable inputs of similar assets in active and inactive markets. The Company’s broker dealer received estimated market values from an independent pricing service as of the balance sheet date and the anticipated future market for such investments. These investments consist solely of collateralized debt obligations supported by municipal and state agencies; do not include mortgage-backed securities or student loans; have redemption features that call for redemption at 100% of par value; and have a current credit rating of A or AAA. However, the fact that there is not an active market to liquidate these investments was considered in classifying them as Level 3. Due to the uncertainty with regard to the short-term liquidity of these

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities, the Company determined that it could not rely on par value to represent fair value. Therefore, the Company estimated the fair values of these securities utilizing a discounted cash flow valuation model as of April 2, 2011 and January 1, 2011. This analysis considered the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation the security will have a successful auction or market liquidity. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

As a result of the temporary declines in fair value for the Company’s ARPS, which the Company generally attributes to liquidity issues rather than credit issues, the Company recorded an unrealized loss of $72 and $84 (in thousands) to accumulated other comprehensive income as of April 2, 2011 and January 1, 2011, respectively. Due to the Company’s belief that the market for these collateralized instruments may take in excess of twelve months to fully recover, the Company has classified these investments as noncurrent and has included them in investments on the unaudited condensed consolidated balance sheets at April 2, 2011 and January 1, 2011. As of April 2, 2011, the Company continued to earn interest on all of its ARPS instruments. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If the Company determined that any decrease in the value of the instruments was other-than-temporary, it would record a charge to earnings as appropriate. The Company is not certain how long it may be required to hold each security. However, given the Company’s current cash position, liquid cash equivalents and expected cash provided by operations, it believes it has the ability to hold, and intends to continue to hold the ARPS as long-term investments until the market for such securities stabilizes.

During the thirteen weeks ended April 2, 2011 and April 3, 2010, there were no transfers of Level 1 and Level 2 assets. The following tables present the Company’s ARPS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at April 2, 2011 and January 1, 2011 (in thousands):

Long-Term Investments
Balance as of January 1, 2011	$4,141
Redemption	—
Unrealized gains included in other comprehensive income	12

Balance as of April 2, 2011	$4,153

Long-Term Investments
Balance as of January 2, 2010	$4,264
Redemption	(125)
Unrealized gains included in other comprehensive income	2

Balance as of January 1, 2011	$4,141

Non-Financial Assets Valued on a Non-Recurring Basis

The Company’s long-lived or indefinite-lived intangible assets are measured at fair value on a non-recurring basis. These assets are measured at cost but are written down to fair value, if necessary, as a result of impairment.

As of April 2, 2011 and January 1, 2011, the Company’s long-lived and indefinite-lived intangible assets did not indicate a potential impairment under the provisions of ASC Topic 350, Intangibles and ASC Topic 360, Property, Plant, and Equipment and, as such, they were not measured at fair value.

Note 4—Inventory

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

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5 – Business Combination

On August 12, 2010, the Company completed the purchase (the “Acquisition”) of all of the issued and outstanding shares of Automotive Specialty Accessories and Parts (“WAG”), a leader in the automobile aftermarket performance parts and accessories market. Assets acquired include intangible assets consisting of customer relationships, technology, and trade names, tangible assets such as furniture and fixtures, machinery and equipment, and a 350,000 square foot distribution center in LaSalle, Illinois with a headquarter office located in Chicago, Illinois. The purchase price of WAG was $27.5 million in cash, subject to certain adjustments as set forth in that certain Stock Purchase Agreement executed August 2, 2010 (the “Purchase Agreement”) among Go Fido, Inc., WAG, 2000 Riverside Capital Appreciation Fund, L.P. and the other stockholders of WAG. The Company expects that the Acquisition will provide it with product line expansion into all terrain vehicles, recreational vehicles and motorcycles, as well as deep product knowledge into niche segments like Jeep, Volkswagen and truck enthusiasts. The Company expects this expansion in the product line to increase its customer reach in the do-it-yourself automobile and off-road accessories market. In addition, WAG’s state-of-the-art facility located in Illinois, which was custom built for business-to-consumer distribution of auto parts, allows the Company to complete a three-distribution center network. With this three-distribution center network, 95% of customers in the United States are expected to receive parts within two days of purchase using ground or common carrier. The Company believes that the combination of WAG’s established brands and focus on the customer experience, coupled with the Company’s capacity to compete online, will create opportunity for growth. These expected synergies from the Acquisition contributed to the goodwill associated with the Acquisition of $7.4 million. See the purchase price allocation table below for further details.

The Acquisition has been accounted for under the purchase method of accounting in accordance with ASC 805. Accordingly, the assets and liabilities of WAG have been recorded as of the acquisition date at their respective fair values, and combined with the Company’s assets and liabilities. The results of operations of WAG and the estimated fair market values of the acquired assets and liabilities have been included in the consolidated financial statements from the date of the Acquisition.

The purchase price was allocated based on an estimate of the fair value of assets and liabilities acquired as of the date of the acquisition. The determination of estimated fair value requires management to make significant estimates and assumptions. The current allocation of the purchase price to intangible assets acquired and goodwill was based on a preliminary valuation study. The Company has not completed its detailed analysis of prior year costs in order to assist in valuing the internet platform intellectual property. In addition, the Company has not completed its detailed analysis of prior year business development costs in order to assist in valuing the customer relationships. The Company expects to complete these evaluations by the second quarter of 2011. Any changes to the preliminary estimate used in the opening balance sheet could materially impact both the allocation of purchase price between the intangible assets and goodwill and the related amortization that has been previously recorded. The allocation of the purchase price will be adjusted to reflect the results of the final valuation study in the future. The determination of estimated fair value requires management to make significant estimates and assumptions.

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

Of the total purchase price, approximately $8.2 million has been preliminarily allocated to trade name assets with an indefinite life and $9.2 million has been preliminarily allocated to amortizable intangible assets acquired. The amortizable intangible assets are being amortized on a straight line basis over their respective useful lives except for internet platform intellectual property which is being amortized on an accelerated basis over 10 months based on the Company’s estimated usage of the asset as follows:

	Weighted-Average Useful Life	Gross Carrying Amount
		(in thousands)
Intangible assets subject to amortization:
Internet platform intellectual property	10 months	$4,300
Product design intellectual property	9 years	2,750
Customer relationships	4 years	2,050
Favorable leases	2.5 years	78

		9,178
Intangible assets not subject to amortization:
Trade names	indefinite life	8,200

Total		$17,378

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WAG’s financial results have been included in our consolidated statement of operations since the acquisition date of August 12, 2010. Therefore, pro forma information for the thirteen weeks ended April 2, 2011 has not been presented since the results of operations of WAG have been included in our actual consolidated results of operations for the entire period. The following pro forma financial information presents the results as if the Acquisition had occurred on January 3, 2010 (in thousands, except share and per share amounts):

Thirteen Weeks Ended April 3, 2010
Net sales	$85,117
Net loss	(12,903)
Basic net loss per share	(0.43)
Diluted net loss per share	(0.43)
Weighted average shares used in computing basic net loss per common share	30,003,117
Weighted average shares used in computing diluted net loss per common share	30,003,117

Related to the Acquisition, the Company has incurred acquisition and integration related costs of $4.4 million, which have been recorded in general and administrative expenses.

Note 6—Goodwill and Intangibles

The carrying amount of goodwill remained unchanged during the thirteen weeks ended April 2, 2011 as follows (in thousands):

Balance at January 1, 2011	$17,137
Change in Goodwill	—

Balance at April 2, 2011	$17,137

The accumulated impairment loss on goodwill was $4.4 million as of April 2, 2011 and January 1, 2011.

Intangibles subject to amortization are expensed on a straight-line basis. Amortization expense relating to intangibles totaled $1,627 and $121 (in thousands) for the thirteen weeks ended April 2, 2011 and April 3, 2010, respectively.

Intangibles, excluding goodwill, consisted of the following at April 2, 2011 and January 1, 2011 (in thousands):

	Useful Life	April 2, 2011			January 1, 2011
		Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Intangible assets subject to amortization:
Websites	5 years	$2,035	$(696)	$1,339	$2,035	$(594)	$1,441
Internet platform intellectual property (1)	10 months	4,300	(3,274)	1,026	4,300	(1,984)	2,316
Product design intellectual property (1)	9 years	2,750	(190)	2,560	2,750	(116)	2,634
Customer relationships (1)	4 years	2,050	(326)	1,724	2,050	(197)	1,853
Assembled workforce	7 years	485	(208)	277	478	(182)	296
Favorable lease (1)	2.5 years	78	(22)	56	78	(14)	64

Sub-Total		11,698	(4,716)	6,982	11,691	(3,087)	8,604
Intangible assets not subject to amortization:
Domain and trade names (2)	Indefinite life	10,140	—	10,140	10,114	—	10,114

Total		$21,838	$(4,716)	$17,122	$21,805	$(3,087)	$18,718

(1)	Includes the intangible assets acquired in connection with the acquisition of WAG.
(2)	Includes domain names assigned a value of $8.2 million purchased in connection with the acquisition of WAG.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the future estimated annual amortization expense for these assets over the next five years (in thousands):

2011	$2,034
2012	1,336
2013	1,273
2014	878
2015	303
Thereafter	1,158

Total	$6,982

Note 7— Borrowings

In August 2010, the Company executed a Loan and Security Agreement (the “Loan Agreement”) and other definitive documentation for a $35 million secured credit facility (the “Facility”). Silicon Valley Bank (“Bank”) is the lender under the Facility. The Facility is comprised of a term loan in the original principal amount of $25 million and a revolving line of credit with availability up to $10 million. The Facility has a final maturity date of June 30, 2014, and borrowings under the Facility bear interest, at the election of the Company, at LIBOR (with a floor of 1.25%) plus a margin of from 2.00% to 3.00% per annum, or at the Wall Street Journal Prime Rate plus a margin of from 1.00% to 2.00% per annum, based upon the Company’s maximum funded debt ratio. An unused revolving line fee of 0.375% per annum is payable on the undrawn committed amount of the revolving line of credit. Interest on outstanding borrowings under the term loan and the revolving line of credit is payable no less than quarterly, and the outstanding principal of the term loan is amortized over four years and payable quarterly, with any outstanding amount under the Facility to be paid in full on the final maturity date. Borrowings under the Facility are secured by liens over all assets of the Company, including shares of stock in each of the Company’s subsidiaries. Ten of the Company’s subsidiaries are acting as co-borrowers under the Facility.

The Loan Agreement requires the Company to comply with a number of covenants, including financial covenants related to maximum funded debt to consolidated EBITDA, liquidity, and consolidated fixed charge coverage ratios; negative pledge requirements; requirements to deliver quarterly and annual consolidated financial statements; requirements to maintain adequate insurances; prohibitions on changes in the business and disposition of the Company’s assets; and other customary covenants. The Loan Agreement also requires the Company to obtain a prior written consent from the Bank when the Company determines to pay any dividends on or make any distribution related to its common stock. The Loan Agreement includes usual and customary events of default and remedies for facilities of this nature. On February 28, 2011, the Company and the Bank entered into Amendment No. 1 to Loan and Security Agreement and Limited Waiver (“Amendment”). The Amendment waived the Company’s lack of compliance with the consolidated fixed charge coverage ratio covenant in the Loan Agreement as of January 1, 2011. The Amendment also amended the definitions of “Baseline Liquidity and Consolidated EBITDA” to more readily accommodate the Company’s integration of the WAG acquisition. As of April 2, 2011, the Company was in compliance with all covenants under the credit facility.

At April 2, 2011, the LIBOR rate and the margin were 1.25% and 3.00% per annum, respectively. The Company had no borrowings on the revolving line of credit at April 2, 2011. The remaining term loan balance was $22 million as of April 2, 2011 and is to be repaid according to the following schedule (in thousands):

Payments Due by Period
Total	2011	2012	2013	2014
$22,000	$4,125	$6,250	$6,875	$4,750

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of our long-term debt under the facility approximated its carrying amount as of April 2, 2011.

Note 8—Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC Topic 718, Stock Compensation (“ASC 718”). All stock options issued to employees are recognized as share-based compensation expense in the financial statements based on their respective grant date fair values, and are recognized within the statements of operations as general and administrative, marketing, fulfillment or technology expense, based on employee departmental classifications.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under these guidelines, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. The Company currently uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based payment awards utilizing the Black-Scholes option pricing model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. As of April 2, 2011, the Company did not have an adequate history of market prices of its common stock as the Company recently became a public company, and as such, the Company estimates volatility using historical volatilities of similar public entities. The expected life of the awards is based on a simplified method which defines the life as the average of the contractual term of the options and the weighted average vesting period for all open tranches. Due to the limited period of time our equity shares have been publicly traded, we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of awards. The dividend yield assumption is based on the Company’s expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company considers many factors when estimating expected forfeitures, including employee class, economic environment, and historical experience. Share-based compensation expense recognized in our financial statements is based on awards that are ultimately expected to vest. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested options, we may be required to accelerate, increase or cancel any remaining unrecognized share-based compensation expense.

The Company also accounts for equity instruments issued in exchange for board services rendered by non-employee directors in accordance with the provisions of ASC 718.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration for other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. Equity instruments awarded to non-employees are periodically re-measured as the underlying awards vest unless the instruments are fully vested, immediately exercisable and non-forfeitable on the date of grant.

Under the Company’s 2007 Omnibus Incentive Plan, the Company granted stock options to purchase 540,000 shares of common stock during the thirteen weeks ended April 2, 2011 at a weighted-average grant date fair value of $7.82. The Company had $3.9 million of unrecognized share-based compensation expense related to stock options outstanding as of April 2, 2011, which expense is expected to be recognized over a weighted-average period of 2.45 years. During the thirteen weeks ended April 2, 2011, options to purchase 30,000 shares were exercised and the total intrinsic value of the exercised options was $0.2 million. The intrinsic value of stock options at the date of the exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. At April 2, 2011, 2,693,728 shares of common stock were available for future grants under this plan.

Under the Company’s 2007 New Employee Incentive Plan, there were no stock options granted during the thirteen weeks ended April 2, 2011. The Company had $0.2 million of unrecognized share-based compensation expense related to stock options outstanding under this plan as of April 2, 2011, which expense is expected to be recognized over a weighted-average period of 1.39 years. During the thirteen weeks ended April 2, 2011, there were no options exercised under this plan. At April 2, 2011, 750,000 shares of common stock were available for future grants under this plan.

Under the Company’s 2006 Equity Incentive Plan, there were no stock options granted during the thirteen weeks ended April 2, 2011. The Company had no unrecognized share-based compensation expense related to stock options outstanding under this plan as of April 2, 2011. During the thirteen weeks ended April 2, 2011, there were no options exercised under this plan. As of April 2, 2011, there were no shares of common stock available for future grants under this plan.

On May 5, 2009, the Company issued warrants to purchase up to 30,000 shares of common stock, which warrants terminate seven years after their grant date. The warrants were issued in connection with the financial advisory services provided by a consultant to the Company. The warrants vest in thirty-six equal monthly increments of 833 shares each on the last calendar day of each calendar month commencing May 5, 2009. On April 27, 2010, the Company issued additional

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

warrants to purchase up to 20,000 shares of common stock to the same holder in connection with the financial advisory services provided to the Company. The warrants vest in twenty-four equal monthly increments of 833 shares each on the last calendar day of each calendar month commencing April 27, 2010. The grant date fair value of the additional warrants issued on April 27, 2010 was $2.12 per share. The Company determined the fair value of the warrants at the date of grant using the Black-Scholes option pricing model based on the estimated fair value of the underlying common stock. There were no warrants exercised during the thirteen weeks ended April 2, 2011.

Note 9—Income Taxes

For the thirteen weeks ended April 2, 2011 and April 3, 2010, the effective tax rate for the Company was (10.0)% and 38.1%, respectively. The Company’s effective tax rate for the thirteen weeks ended April 2, 2011 differs from the U.S. federal statutory rate primarily as a result of a change in state tax rates due to law changes that resulted in $23 (in thousands) of additional tax expense on the Company’s deferred tax liabilities and the recording of further valuation allowance against the pre-tax loss.

As of April 2, 2011, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record accrued interest and penalties related to unrecognized tax benefits as income tax expense.

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The Company’s foreign and state income tax returns are open to audit under the statute of limitations for the tax years 2006 through 2010. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Note 10—Comprehensive (Loss) Income

The Company reports comprehensive (loss) income in accordance with ASC Topic 220, Comprehensive Income, which defines comprehensive (loss) income as net (loss) income affected by non-stockholder changes in equity. Comprehensive (loss) income for the thirteen weeks ended April 2, 2011 and April 3, 2010 is as follows (in thousands):

	Thirteen Weeks Ended April 2, 2011	Thirteen Weeks Ended April 3, 2010
Net (loss) income	$(245)	$1,547
Foreign currency translation adjustments	19	88
Unrealized gain (loss) in investments	11	(9)

Comprehensive (loss) income	$(215)	$1,626

Note 11—Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period and potentially dilutive common stock equivalents outstanding for the period. Periods of net loss require the diluted computation to be the same as the basic computation. Due to the loss in the first quarter ended April 2, 2011, 1,757,070 shares have been excluded from the computation of diluted net (loss) income per share.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net (loss) income per share has been computed in accordance with ASC Topic 260, Earnings Per Share. The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except share and per share data):

	Thirteen Weeks Ended April 2, 2011	Thirteen Weeks Ended April 3, 2010
Net (Loss) Income Per Share
Numerator:
Net (loss) income	$(245)	$1,547
Denominator:
Weighted-average common shares outstanding (basic)	30,450,078	30,003,117
Common equivalent shares from common stock options and warrants	—	1,421,885

Weighted-average common shares outstanding (diluted)	30,450,078	31,425,002

Basic net (loss) income per share	$(0.01)	$0.05
Diluted net (loss) income per share	$(0.01)	$0.05

Potentially dilutive securities were not included in the calculation of diluted net income per share because these securities would be anti-dilutive due to the Company’s stock price. The related securities are as follows (in common equivalent shares):

	Thirteen Weeks Ended April 2, 2011	Thirteen Weeks Ended April 3, 2010
Warrants to purchase common stock	—	21,667
Options to purchase common stock	1,200,240	6,574,537

Total	1,200,240	6,596,204

Note 12 – Deferred Compensation Plan

In January 2010, the Company adopted the U.S. Auto Parts Network, Inc. Management Deferred Compensation Plan (the “Deferred Compensation Plan”), for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 90% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by the Company through the purchase of Company-owned life insurance policies with the Company as the owner and beneficiary, in order to preserve the tax-deferred savings advantages of a non-qualified plan. The Deferred Compensation Plan assets are the cash surrender value of the Company-owned life insurance policies and not associated with the deferred compensation liability. The deferred compensation liabilities (consisting of employer contributions, employee deferrals and associated earnings and losses) are general unsecured obligations of USAP. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company may at its discretion contribute certain amounts to eligible employee accounts. In January 2010, the Company began to contribute 50% of the first 2% of participants’ eligible contributions into their Deferred Compensation Plan accounts. In September 2010, the Company established and transferred its ownership to a rabbi trust to hold the Company-owned life insurance policies. As of April 2, 2011, the assets and associated liabilities of the Deferred Compensation Plan were $553,000 and $322,000, respectively, and are included in other non-current assets and non-current liabilities, respectively, in our consolidated balance sheets. The associated liabilities mainly include the employee contributions of $270,000 and the Company contributions of $52,000 made as of April 2, 2011. Included in other income, the Company recorded a gain of $11,000 for the change in the cash surrender value of the Company-owned life insurance policies during the thirteen weeks ended April 2, 2011.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13— Contingencies

Parts Geek Litigation

In June 2009, the Company filed suit in the United States District Court for the Central District of California against Parts Geek LLC (“Parts Geek”), certain of its members and employees for misappropriation of trade secrets, breach of contract and unfair competition and requesting monetary damages and injunctive relief, and Parts Geek filed an answer in August 2009. In January 2010, the complaint was amended to include claims for copyright infringement and to add an additional party. Parts Geek filed an answer and counterclaims to the amended complaint in February 2010. Each party filed a motion for summary judgment requesting that the Court rule on all claims made in this matter without sending the matter to a jury. In June 2010, the Court ruled on all claims in the matter, denying the Company’s claims against Parts Geek and Lucas Thomason and denying Parts Geek’s claims against the Company. The judge additionally denied Parts Geek’s counterclaims against the Company. Parts Geek and Lucas Thomason petitioned the Court to order the Company to pay their legal fees and costs, the Court ordered the Company to do so and in August 2010 all parties stipulated that approximately $1.1 million of legal fees and costs would be owed to Parts Geek and Lucas Thomason should the Company lose its appeal or win its appeal and lose in trial. A bond has been posted to guarantee payment of $1.1 million plus interest, at a cost of approximately $0.02 million to the Company. The Company is not required to pay the fees and costs at this time; they would be due if the Company loses its appeal and determines to not appeal beyond the 9th Circuit Court of Appeals, or if the Company wins on appeal but loses at trial once the case is remanded to the trial court and, in accordance with ASC 450-20 Loss Contingencies (“ASC 450-20”), the Company has not accrued for these fees and costs. The Company filed an appeal and filed its initial brief on January 21, 2011. The reply brief was filed March 21, 2011. The Company has analyzed this matter in accordance with ASC 450-20 and, in accordance with the definition of probable loss described therein, it has concluded that no accrual is necessary at this time.

California Air Resources Board Inquiry

The Company received an inquiry by the California Air Resources Board (“CARB”) into sales of non-California compliant catalytic converters in the state of California via our stock-ship and drop-ship network. In March 2010, and again in June 2010, the Company met with CARB to discuss alleged sales of catalytic converters into California by the Company and third-party suppliers that are not compliant with California regulations. CARB informed the Company that penalties shall be assessed with regard to any non-compliant sales; discussions are ongoing, and due to a number of variables, any penalties are not estimable at this time. This will impact the sale of products for emissions systems in California and may adversely impact our sales and operating results. The Company is unable to assess the amount of the final monetary cost in this regard, other than legal fees that have been and may continue to be incurred in preparing responses and defending the Company in the inquiry and that there will be an associated cost for penalties in this matter.

Asbestos

WAG is a named defendant in several lawsuits involving claims for damages caused by installation of brakes during the late 1960’s and early 1970’s that contained asbestos. WAG marketed certain brakes, but did not manufacture any brakes. WAG maintains liability insurance coverage to protect its and the Company’s assets from losses arising from the litigation and coverage is provided on an occurrence rather than a claims made basis, and the Company is not expected to incur significant out-of-pocket costs in connection with this matter.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended January 1, 2011 and subsequent reports on Forms 10-Q and 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth below, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, results of operations and financial condition in the future. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

Overview

We are one of the largest online providers of aftermarket auto parts, including body parts, engine parts, and performance parts and accessories. Our user-friendly websites provide customers with a broad selection of Stock Keeping Units (“SKUs”), with detailed product descriptions and photographs. Our proprietary product database maps our SKUs to product applications based on vehicle makes, models and years. We principally sell our products to individual consumers through our network of websites and online marketplaces. Our flagship websites are located at www.autopartswarehouse.com, www.partstrain.com, www.jcwhitney.com, www.stylintrucks.com and our corporate website is located at www.usautoparts.net. We believe our strategy of disintermediating the traditional auto parts supply chain and selling products directly to customers over the Internet allows us to more efficiently deliver products to our customers while generating higher margins.

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

International Operations. In April 2007, we entered into a purchase agreement to bring in-house certain sales and customer service employees based in the Philippines, who were providing support to us through our outsourced call center provider, Access Worldwide. As of the closing of this transaction, approximately 171 of the Access Worldwide employees had agreed to transition over to direct employment by our Philippines subsidiary. The purchase price for the right to acquire this assembled workforce was approximately $1.7 million. We had 1,012 employees in our Philippines operations as of April 2, 2011. In addition to our Philippines operations, we own a Canadian subsidiary to facilitate sales of our products in Canada which currently has no employees. We believe that the cost advantages of our offshore operations provide us with the ability to grow our business in a cost-effective manner, and we expect to continue to add headcount and infrastructure to our offshore operations.

Acquisitions. From time to time, we may acquire certain businesses, websites, domain names, or other assets. In the third quarter of fiscal 2009, we completed the acquisition of the assets of a small website and the related domain names which further expanded and enhanced our product offering and our ability to reach more customers. In the first quarter of fiscal 2010, we completed two additional website and domain name asset acquisitions, which we expect will increase our net sales and internet traffic. In August 2010, Go Fido, Inc., a wholly-owned subsidiary of ours, completed the purchase of all of the outstanding capital stock of WAG. WAG’s state-of-the-art facility in Illinois expands our distribution network and the merchandise WAG offers extends our go to market product-lines into all terrain vehicles, recreational vehicles and motorcycles, as well as provides us with deep product knowledge into niche segments like Jeep, Volkswagen and trucks. This expansion of our product line increases our customer reach in the do-it-yourself automobile and off-road accessories market. For additional information, see “Note 5 – Business Combination” of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report. We may pursue additional acquisition opportunities in the future to increase our share of the aftermarket auto parts market or expand our product offering.

Executive Summary

The Company reported net sales for the first quarter ended April 2, 2011 (“Q1 2011) of $87.0 million compared with the first quarter ended April 3, 2010 (“Q1 2010’) net sales of $56.3 million. Excluding $23.2 million of revenues from the acquisition of WAG, net sales were $63.8 million, an increase of 13.3% over Q1 2010 net sales. Q1 2011 net loss was $0.2 million or $0.01 per diluted share, compared with Q1 2010 net income of $1.5 million or $0.05 per diluted share. Q1 2011’s net loss includes a net loss of $3.2 million or $0.10 per diluted share related to WAG of which $1.2 million of the loss net of tax was attributable to restructuring and acquisition expenses. The Company generated Adjusted EBITDA (Earnings before Interest, Taxes, Depreciation, and Amortization plus current year’s stock compensation, legal costs to enforce intellectual property rights, and restructuring expenses related to acquisition) of $6.7 million for the quarter compared to $6.1 million for Q1 2010. Excluding WAG’s Adjusted EBITDA of $0.2 million and related $0.8 million of restructuring and acquisition expenses as well as $0.1 million of legal fees to protect intellectual property; Adjusted EBITDA was $6.5 million, an increase of 6.5% over Q1 2010. Adjusted EBITDA is presented because such measure is used by rating agencies, securities analysis, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income as an indicator of the Company’s operating performance or as an alternative to cash flows as measures of the Company’s overall liquidity as presented in the Company’s unaudited condensed consolidated financial statements. Further, Adjusted EBITDA measure shown for the Company may not be comparable to similarly titled measures used by other companies.

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

Average Order Value: Average order value represents our net sales on a placed orders basis for a given period of time divided by the total number of orders recorded during the same period of time. We seek to increase the average order value as a means of increasing net sales. Average order values vary depending upon a number of factors, including the components of our product offering, the order volume in certain online sales channels, macro-economic conditions, and the general level of competition online

The tables below reconcile net (loss) income to consolidated adjusted EBITDA and US Auto Parts excluding the WAG acquisition for the periods presented (in thousands):

	Thirteen Weeks Ended April 2, 2011	Thirteen Weeks Ended April 3, 2010
Consolidated
Net (loss) income	$(245)	$1,547
Interest expense (income), net	264	(22)
Income tax provision	18	950
Amortization of intangibles	1,627	121
Depreciation and amortization	3,003	1,985

EBITDA	4,667	4,581

Share-based compensation	681	860
Legal costs to enforce intellectual property rights	71	639
Add back legal restructuring	22	—
Add back other restructuring	1,211	—

Adjusted EBITDA	$6,652	$6,080

	Thirteen Weeks Ended April 2, 2011	Thirteen Weeks Ended April 3, 2010
USAP excluding WAG
Net income	$2,915	$1,547
Interest expense (income), net	266	(22)
Income tax provision	18	950
Amortization of intangibles	124	121
Depreciation and amortization	2,391	1,985

EBITDA	5,714	4,581

Share-based compensation	681	860
Legal costs to enforce intellectual property rights	71	639

Adjusted EBITDA	$6,466	$6,080

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There were no significant changes to our critical accounting policies during the thirteen weeks ended April 2, 2011, as compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-29, an update to ASC 805. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU 2010-29 also expand the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We will apply the provisions of ASU 2010-29 to future acquisitions occur on or after January 2, 2011. The adoption will not have a material effect on the Company’s financial positions and results of operations.

Results of Operations

The following table sets forth certain unaudited statements of operations data for the periods indicated:

	Thirteen Weeks Ended April 2, 2011	Thirteen Weeks Ended April 3, 2010
Net sales	100.0%	100.0%
Cost of sales	65.0	64.8

Gross profit	35.0	35.2
Operating expenses:
Marketing	15.6	12.8
General and administrative	9.5	10.2
Fulfillment	5.8	5.8
Technology	2.2	1.8
Amortization of intangibles	1.9	0.2

Total operating expenses	35.0	30.8
Income from operations	0.0	4.4
Other income (expense):
Other income	0. 0	0.0
Interest (expense) income	(0.3)	0.0

Total other (expense) income, net	(0.3)	0.0
(Loss) income before income taxes	(0.3)	4.4
Income tax provision	0.0	1.7

Net (loss) income	(0.3)%	2.7%

Thirteen Weeks Ended April 2, 2011 Compared to Thirteen Weeks Ended April 3, 2010

Net Sales and Gross Margin

	Thirteen Weeks Ended April 2, 2011	Thirteen Weeks Ended April 3, 2010
	(in thousands)
Net sales	$86,978	$56,291
Cost of sales	56,562	36,484

Gross profit	$30,416	$19,807
Gross margin	35.0%	35.2%

Net sales increased $30.7 million, or 54.5%, for the first quarter of 2011 compared to the first quarter of 2010. Excluding $23.2 million of sales from WAG, the net sales for the first quarter of 2011 was $63.8 million, an increase of $7.5 million, or 13.3%, over the first quarter of 2010 net sales due to a $7.7 million, or 18.5%, increase in e-commerce sales, a $0.5 million, or 130.4%, increase in media sales, and a $0.5 million, or 11.4%, increase in offline sales partially offset by a $1.2 million, or 13.7%, decline in on-line marketplace sales. The increase in e-commerce sales resulted from a 10.8% improvement in conversion, 8.0% growth in unique visitors and a 3.0% increase in revenue capture, partially offset by a 3.3% decline in average order value. Our e-commerce channel includes our e-commerce websites supported by our call-center sales agents who generate cross-sell and up-sell opportunities. Our media sales include advertising sold on our e-commerce website. Our offline sales consist of our Kool-Vue™ and wholesale operations, and our online marketplaces consist primarily of auction and other third-party websites.

The increases in total placed orders and the unique visitors resulted from increased marketing spend driving higher paid traffic and better content on our websites driving more organic traffic. The increases were also attributed to more effective pricing, better catalog data and a better customer experience. Our average order value declined due to increased pricing competition and increased sales of lower cost direct sourced products. We expect our sales to increase in the coming quarters of 2011 in line with our continuous effort to improve our content on our websites and customer experience.

Gross profit increased 53.6% from the first quarter of 2010 to the first quarter of 2011. Excluding the acquisition of WAG, gross profit was $22.0 million, an increase of 11.3%. Gross margin declined 0.2% to 35.0% of net sales compared with the first quarter of 2010. Excluding the acquisition of WAG, gross margin was 34.6% for the first quarter of 2011. Gross margin was unfavorably impacted by a mix shift from body to engine parts partially offset by price increases in both body and engine parts.

Marketing Expense

	Thirteen Weeks Ended April 2, 2011	Thirteen Weeks Ended April 3, 2010
	(in thousands)
Marketing expense	$13,585	$7,213
Percent of net sales	15.6%	12.8%

Marketing expense increased $6.4 million, or 88.3%, for the first quarter of 2011 compared to the first quarter of 2010. Excluding $5.3 million of marketing expense from WAG, the marketing expense increased $1.1 million or 14.8% from the first quarter of 2010, primarily due to higher amortization from software deployments and higher marketing spend in line with the increase in net sales.

General and Administrative Expense

	Thirteen Weeks Ended April 2, 2011	Thirteen Weeks Ended April 3, 2010
	(in thousands)
General and administrative expense	$8,236	$5,737
Percent of net sales	9.5%	10.2%

General and administrative expense increased $2.5 million, or 43.6%, for the first quarter of 2011 compared to the first quarter of 2010. Excluding $3.0 million from WAG, the general and administrative expense decreased by $0.5 million, or 8.0%, primarily due to fixed cost leverage from higher sales.

Fulfillment Expense

	Thirteen Weeks Ended April 2, 2011	Thirteen Weeks Ended April 3, 2010
	(in thousands)
Fulfillment expense	$5,007	$3,243
Percent of net sales	5.8%	5.8%

Fulfillment expense increased $1.8 million, or 54.4%, for the first quarter of 2011 compared to the first quarter of 2010. Excluding $1.1 million of fulfillment expense from WAG, the fulfillment expense increased $0.7 million, or 20.3%, due to higher depreciation and amortization expense.

Technology Expense

	Thirteen Weeks Ended April 2, 2011	Thirteen Weeks Ended April 3, 2010
	(in thousands)
Technology expense	$1,938	$1,018
Percent of net sales	2.2%	1.8%

Technology expense increased $0.9 million, or 90.4%, for the first quarter of 2011 compared to the first quarter of 2010. Excluding $0.7 million of technology expense from WAG, the technology expense increased $0.2 million, or 24.6%, due to higher telephone and web hosting expenses from sales growth.

Amortization of Intangibles

	Thirteen Weeks Ended April 2, 2011	Thirteen Weeks Ended April 3, 2010
	(in thousands)
Amortization of Intangibles	$1,627	$121
Percent of net sales	1.9%	0.2%

Amortization of intangibles increased by $1.5 million, or 1,244.6%, in the first quarter of 2011 compared to the first quarter of 2010, primarily due to the amortization expense of $1.5 million related to the intangible assets acquired in connection with our acquisition of WAG in August 2010. Excluding the acquisition of WAG, the amortization of intangibles remained consistent from the first quarter of 2010. We expect to complete the fair value measurement of assets acquired and liabilities assumed through our WAG acquisition by the second quarter of 2011. Any changes to the preliminary estimate used in the opening balance sheet could materially impact both the allocation of purchase price between the intangible assets and goodwill and the related amortization that has been previously recorded.

Interest (Expense) Income

	Thirteen Weeks Ended April 2, 2011	Thirteen Weeks Ended April 3, 2010
	(in thousands)
Interest (expense) income	$(281)	$22

Interest expense increased $0.3 million, or 1,177.3%, for the first quarter of 2011 compared to the first quarter of 2010, primarily due to the interest of $0.3 million paid in connection with our credit facility executed in August 2010.

Income Tax Provision

	Thirteen Weeks Ended April 2, 2011	Thirteen Weeks Ended April 3, 2010
	(in thousands)
Income tax provision	$18	$950

For the first quarter of 2011 and 2010, the effective tax rate for the Company was (10.0)% and 38.1%, respectively. Our effective tax rate for the first quarter of 2011 differs from the U.S. federal statutory rate primarily as a result of a change in state tax rates due to law changes that resulted in $23 (in thousands) of additional tax expense on our deferred tax liabilities and the recording of further valuation allowance against the pre-tax loss.

As of April 2, 2011, we had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters.

Liquidity and Capital Resources

Sources of Liquidity

In the first quarter of 2011, we funded our operations with cash and cash equivalents generated from operations, credit facilities and capital lease financings. We had no balance outstanding under our bank line of credit at any time during the first quarter of 2011.

Cash Flows

We had cash and cash equivalents of $18.9 million as of April 2, 2011, representing a $1.3 million increase from $17.6 million of cash and cash equivalents as of January 1, 2011. The increase in our cash and cash equivalents as of April 2, 2011 was primarily due to our decreased purchase of inventory and investment in intangible assets.

The following table summarizes the key cash flow metrics from our unaudited condensed consolidated statements of cash flow for the first quarter ended April 2, 2011 and April 3, 2010, respectively:

	Thirteen Weeks Ended April 2,	Thirteen Weeks Ended April 3,
	2011	2010
	(in thousands)
Net cash provided by operating activities	6,785	6,825
Net cash used in investing activities	(3,656)	(8,673)
Net cash (used in) provided by financing activities	(1,841)	589
Effect of exchange rate changes on cash	1	55

Net increase (decrease) in cash and cash equivalents	1,289	(1,204)

Operating Activities

Net cash provided by operating activities was $6.8 million for the first quarter of 2010 and 2011. For the first quarter of 2010, the net cash provided by operating activities was primarily resulted by the net income ($1.5 million), adjustments for non-cash items such as depreciation and amortization ($2.0 million), and an increase in accounts payable and accrued expenses ($1.8 million). For the first quarter of 2011, the net cash provided by operating activities was primarily resulted by a decrease in inventory ($5.4 million) and adjustments for non-cash items such as depreciation and amortization ($3.0 million), amortization of intangibles ($1.6 million), offset by a decrease in accounts payable and accrued expenses ($2.5 million) and an increase in accounts receivable ($1.5 million).

Investing Activities

Net cash flows used in investing activities decreased by $5.0 million for the first quarter ended April 2, 2011, as compared to the first quarter ended April 3, 2010, primarily due to decreased investment in short-term marketable securities.

Financing Activities

Net cash used in financing activities increased by $2.4 million for the first quarter ended April 2, 2011, as compared to the first quarter ended April 3, 2010, primarily due to the payment of $2.0 million made on our long-term debt under our credit facility.

Funding requirements

As of April 2, 2011, our working capital was $20.4 million. The historical seasonality in our business during the fourth and first calendar quarters of each year cause cash and cash equivalents, inventory and accounts payable to be generally higher in these quarters, resulting in fluctuations in our working capital.

In August 2010, the Company and Silicon Valley Bank (“Bank”) entered into a Loan and Security Agreement (the “Loan Agreement”) and other definitive documentation for a $35 million secured credit facility (the “Facility”). The Facility is comprised of a term loan in the original principal amount of $25 million and a revolving line of credit with availability up to $10 million. The Facility has a final maturity date of June 30, 2014, and borrowings under the Facility bear interest, at the election of the Company, at LIBOR (with a floor of 1.25%) plus a margin of from 2.00% to 3.00% per annum, or at the Wall Street Journal Prime Rate plus a margin of from 1.00% to 2.00% per annum, based upon the Company’s maximum funded debt ratio. An unused revolving line fee of 0.375% per annum is payable on the undrawn committed amount of the revolving line of credit. Interest on outstanding borrowings under the term loan and the revolving line of credit is payable no less than quarterly, and the outstanding principal of the term loan amortized over four years and payable quarterly, with any outstanding amount under the Facility to be paid in full on the final maturity date. Borrowings under the Facility are secured by liens over all assets of the Company, including shares of stock in each of the Company’s subsidiaries. Ten of the Company’s subsidiaries are acting as co-borrowers under the Facility. At April 2, 2011, the LIBOR rate and the margin were 1.25% and 3.00% per annum, respectively. The Company had no borrowings on the revolving line of credit at any time during the thirteen weeks ended April 2, 2011. The remaining term loan balance was $22 million as of April 2, 2011 and is to be repaid according to the following schedule (in thousands):

Payments Due by Period
Total	2011	2012	2013	2014
$22,000	$4,125	$6,250	$6,875	$4,750

The Loan Agreement requires the Company to comply with a number of covenants, including financial covenants related to maximum funded debt to consolidated EBITDA, liquidity, and consolidated fixed charge coverage ratios; negative pledge requirements; requirements to deliver quarterly and annual consolidated financial statements; requirements to maintain adequate insurances; prohibitions on changes in the business and disposition of the Company’s assets; and other customary covenants. The Loan Agreement also requires the Company to obtain a prior written consent from the Bank when the Company determines to pay any dividends on or make any distribution related to our common stock. The Loan Agreement includes usual and customary events of default and remedies for facilities of this nature. On February 28, 2011, the Company and the Bank entered into Amendment No. 1 to Loan and Security Agreement and Limited Waiver (“Amendment”). The Amendment waived the Company’s lack of compliance with the consolidated fixed charge coverage ratio covenant in the Loan Agreement as of January 1, 2011. The Amendment also amended the definitions of “Baseline Liquidity and Consolidated EBITDA” to more readily accommodate the Company’s integration of the WAG acquisition. As of April 2, 2011, the Company was in compliance with all covenants under the Facility.

We anticipate that funds generated from operations and cash on hand will be sufficient to meet our working capital needs, expected capital expenditures and the servicing of the debt for at least the next twelve months. Our future capital requirements may, however, vary materially from those now planned or anticipated. Changes in our operating plans, lower than anticipated net sales, additional acquisitions, increased expenses, continued or worsened economic conditions, or other events, including those described in “Risk Factors”, included in Part II, Item 1A of this report, may cause us to seek debt or equity financings in the future. Financings may not be available on acceptable terms, on a timely basis, or at all, and our failure to raise adequate capital when needed could negatively impact our growth plans and our financial condition and results of operations. As of April 2, 2011, our $4,153 (fair value in thousands) of ARPS investments remained classified as long-term investments as a result of failed auctions and market liquidity issues. We may not have immediate access to those funds.

We also plan to continue our technology investments in an effort to improve our websites, operating systems, and backend platforms.

Debt and Available Borrowing Resources

Short-term debt and long-term debt decreased by $0.4 million and $1.6 million, respectively, as of April 2, 2011 from those as of January 1, 2011. The net decrease was due to the $2.0 million payment made on our long-term debt under the credit facility during the thirteen weeks ended April 2, 2011.

Our debt-equity ratio was calculated as the carrying value of debt divided by the carrying value of equity. As of April 2, 2011 and January 1, 2011, our debt-equity ratio was 0.30 and 0.33, respectively, due to borrowings under our credit facility.

As of April 2, 2011, an unused revolving line of credit with availability up to $10 million was available to the Company to obtain short-term and long-term financings if we need additional liquidity.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The following table sets forth our contractual cash obligations and commercial commitments as of April 2, 2011:

	Payment Due By Period (in thousands)
Contractual Obligations:	Total	2011	2012-2013	2014-2015	Thereafter
Principal payments on long-term debt (1)	22,000	4,125	13,125	4,750
Interest payments on long-term debt (2)	1,795	663	1,051	81
Operating lease obligations (3)	5,628	1,106	2,883	1,260	379
Capital lease obligations (4)	309	150	159

(1)	Amounts represent the expected principal cash payments relating to our long-term debt and do not include any fair value adjustments or discounts and premiums.
(2)	Amounts represent the expected interest cash payments relating to our long-term debt. The interest rate at April 2, 2011 was used to calculate the expected future interest payments.
(3)

Commitments under operating leases relate primarily to our lease on our principal facility in Carson, California, our distribution center in Chesapeake, Virginia, and our call center in the Philippines. The leases on WAG’s office in Chicago and warehouse space in LaSalle, Illinois and Independence, Ohio are also included.

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

Market Risk. Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial commodity market prices and rates. We are exposed to market risk primarily in the area of changes in U.S. interest rates and conditions in the credit markets. We also have some exposure related to foreign currency fluctuations. We do not have derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities and mutual funds that hold debt securities.

Interest Rate Risk. Our investment securities generally consist of high-grade auction rate preferred securities. As of April 2, 2011, our long-term investments included $4.2 million (fair value) of investments in ARPS, which consisted of high-grade (A or AAA rated) collateralized debt obligations issued by municipalities and state agencies. Our ARPS have an interest rate that is reset in short intervals through auctions. The current conditions in the global credit markets have prevented some investors from liquidating their holdings of ARPS because the amount of securities submitted for sale has exceeded the amount of purchase orders for these securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other- than- temporary, we would be required to adjust the carrying value of the investment through an impairment charge.

In February 2008, we were informed that there was insufficient demand at auctions for four of our high-grade ARPS, representing approximately $7.8 million. As a result, these affected securities are currently not liquid and the interest rates have been reset to the predetermined higher rates. For the period June 30, 2008 through April 2, 2011, we have received partial redemptions at par on all four ARPS totaling $3.5 million. The remaining principal balance on our ARPS is $4.2 million as of April 2, 2011.

In the event we need to access the funds that are in an illiquid state, we will not be able to do so without the possible loss of principal until a future auction for these investments is successful or they are redeemed by the issuer. At this time, management has not obtained sufficient evidence to conclude that these investments are other-than-temporarily impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. If we are unable to sell these securities in the market or they are not redeemed, then we may be required to hold them indefinitely. We do not expect to have a need to access these funds for operational purposes for the foreseeable future. We plan to continue to monitor and evaluate these investments on an ongoing basis for impairment. Based on our ability to access our cash and other short-term investments, our expected cash flows, and our other sources of cash, we do not anticipate that the potential illiquidity of these investments will affect our ability to execute our current business plan. However, due to the illiquidity in the market, we have recorded $0.1 million of unrealized losses on our investment portfolio as of April 2, 2011.

As of April 2, 2011, we had a balance of $22.0 million outstanding under a term loan under our credit facility with Silicon Valley Bank. The interest rate on this loan is computed at a LIBOR loan rate, adjusted by features specified in our loan agreements. At our current debt level as of April 2, 2011, a 100 basis point increase in interest rates would not materially affect our earnings and cash flows. If, however, we are unable to meet the covenants in our loan agreement, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate. There can be no assurance that any renegotiated terms of credit would not materially impact our earnings. As of January 1, 2011, the Company’s consolidated fixed charge coverage ratio was lower than the ratio required by the covenants in the Loan and Security Agreement between the Company and Silicon Valley Bank. The bank has granted an amendment and limited waiver, which will not impact operating flexibility going forward. As of April 2, 2011, the Company was in compliance with all covenants under the credit facility.

Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. Dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. Dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. Dollar weakens year- over- year relative to currencies in our international locations, our consolidated net sales, gross profit, and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. Dollar strengthens year- over- year relative to currencies in our international locations, our consolidated net sales, gross profit and operating expenses will be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos, and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, we believe that a fluctuation of 10% in the Peso/U.S. Dollar exchange rate would have had approximately a $0.3 million impact on our operating expenses for the first quarter of 2011. Our Canadian website sales are denominated in Canadian Dollars; however, fluctuations in exchange rates from these operations are only expected to have a nominal impact on our operating results due to the relatively small number of sales generated in Canada. We believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.

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

The information set forth under “Note 13 – Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

ITEM 1A.	Risk Factors

Our business is subject to a number of risks which are discussed below. Other risks are presented elsewhere in this report and in our other filings with the SEC. You should consider carefully the following risks in addition to the other information contained in this report and our other filings with the SEC, including our report on Form 10-K and our subsequent reports on Forms 10-Q and 8-K, and amendments thereto, before deciding to buy, sell or hold our common stock. If any of the following known or unknown risk s or uncertainties actually occurs with material adverse effects on us, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

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

As part of our growth strategy, we acquired WAG on August 12, 2010 and we expect that we will selectively pursue additional acquisitions of businesses, technologies or services in order to expand our capabilities, enter new markets or increase our market share. In conjunction with the acquisition of WAG, we recorded a significant valuation allowance against our deferred tax asset, and have incurred greater than usual legal and accounting fees, as well as general and administrative expenses. Additionally, because the acquisition of WAG was a stock purchase, we may incur liability for acts taken prior to our acquisition that may involve costly litigation. Integrating any newly acquired businesses’ websites, technologies or services is likely to be expensive and time consuming or other liabilities. For example, our acquisition of All OEM Parts, Inc., the Partsbin.com, Inc., and other affiliated companies (collectively “Partsbin”), resulted in significant costs, including a material impairment charge, a write-down of goodwill associated with the acquisition, and a number of challenges, including retaining employees of the acquired company, integrating our order processing and credit processing, integrating our product pricing strategy, and integrating the diverse technologies and differing e-commerce platforms and accounting systems used by each company. Our integration activities in connection with our acquisitions have also caused a substantial diversion of our management’s attention. If we are unable to successfully complete the integration of acquisitions, including WAG, we may not realize the anticipated synergies from such acquisitions, we may take impairment charges and write-downs associated with such acquisitions, and our business and results of operations could suffer. In connection with the acquisition of WAG, we incurred acquisition and integration related costs of $4.4 million. To finance any future acquisitions, it may also be necessary for us to raise additional capital through public or private financings or to obtain additional bank financing. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. Future acquisitions by us could also result in assumption of debt and unforeseen liabilities (including our becoming involved in litigation relating to any business we acquire) and significant adverse accounting charges, any of which could substantially harm our business, financial condition and results of operations.

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

Our ability to comply with the covenants and other terms of our debt obligations will depend on our future operating performance. If we fail to comply with such covenants and terms, we would be required to obtain waivers from our lenders to maintain compliance with our debt obligations. As of January 1, 2011, in connection with the Company’s credit facility, the Company’s consolidated fixed charge coverage ratio was lower than the ratio required by the covenants in the Loan and Security Agreement entered into by and between the Company and Silicon Valley Bank (“Bank”) on August 13, 2010 (“LSA”). On February 28, 2011, the Company and the Bank, entered into Amendment No. 1 to Loan and Security Agreement and Limited Waiver (“Amendment”). The Amendment waived the Company’s non compliance with the consolidated fixed charge coverage ratio covenant in the LSA. The Amendment also amended the definitions of “Baseline Liquidity and Consolidated EBITDA” (earnings before income tax, depreciation and amortization) to more readily accommodate the Company’s integration of the WAG acquisition. If we are unable to obtain any necessary waivers and the debt is accelerated, a material adverse effect on our financial condition and future operating performance would result. Additionally, our indebtedness could have important consequences, including the following:

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

We acquire substantially all of our products from manufacturers and distributors located in Taiwan, China and the United States. Our top ten suppliers represented approximately 58% of our total product purchases during the thirteen weeks ended April 2, 2011. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. In addition, our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. In addition, the increasing consolidation among auto parts suppliers may disrupt or end our relationship with some suppliers, result in product shortages and/or lead to less competition and, consequently, higher prices.

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

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on our distributors to manage inventory, process orders and distribute those products to our customers in a timely manner. For the thirteen weeks ended April 2, 2011, our product purchases from a single supplier represented 16.9% of our total product purchases. If we do not maintain our existing relationships with this supplier and our other distributors on acceptable commercial terms, we will need to obtain other suppliers and may not be able to continue to offer a broad selection of merchandise at competitive prices, and our sales may decrease.

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

As of April 2, 2011, our executive officers and directors and entities that are affiliated with them beneficially owned in the aggregate approximately 45.3% of our outstanding shares of common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to significantly influence our management and affairs and matters requiring stockholder approval including the election of our entire Board of Directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.

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

While management has concluded that our internal controls over financial reporting were effective as of April 2, 2011, we have in the past, and could in the future, have a material weakness or significant deficiency in our control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

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

Our investment securities consist of high-grade auction rate preferred securities (“ARPS”). As of April 2, 2011, our long-term marketable securities were comprised of $4.2 million (par value) of high-grade (AAA rated) ARPS issued primarily by closed end funds that primarily hold debt obligations from municipalities. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of ARPS. In response to the credit situation, in February 2008, we instructed our investment advisor to liquidate all our investments in closed end funds and move these funds into money market investments but there was insufficient demand at auction for our remaining four high-grade ARPS, representing approximately $7.8 million at that time. As a result, these affected securities currently are not liquid, and have been reclassified as long-term investments. For the period June 30, 2008 through April 2, 2011, an additional $3.5 million of our investments in ARPS were redeemed but we do not know when we will have access to the capital in these remaining investments. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal or until a future auction on these investments is successful, the securities are redeemed by the issuer or a secondary market emerges. If we cannot readily access these funds, we may be required to borrow funds or issue additional debt or equity securities to meet our capital requirements. As of April 2, 2011, management concluded that these remaining investments were temporarily impaired and has recognized an unrealized loss in other comprehensive income totaling $0.1 million. Management is not sure that these investments will not be settled in the short term, although the market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an additional impairment charge.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following exhibits are filed herewith.

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of U.S. Auto Parts Network, Inc. as filed with the Delaware Secretary of State on February 14, 2007 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

3.2	Amended and Restated Bylaws of U.S. Auto Parts Network, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

4.1*	Specimen common stock certificate

10.60	Amendment No. 1 to Loan and Security Agreement and Limited Waiver, dated February 28, 2011, by and among Silicon Valley Bank and USAPN, ASAP, Go Fido Inc., Parts Bin, Lobo, Whitney, Value, Private Label, Pacific, AutoMD, and Local Body Shops (incorporated by reference to Exhibit 10.70 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2011)

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the exhibit of the same number from the registration statement on Form S-1 of U.S. Auto Parts Network, Inc. (File No. 333-138379) initially filed with the Securities and Exchange Commission on November 2, 2006, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2011	U.S. AUTO PARTS NETWORK, INC.
(Registrant)

	By	/S/ SHANE EVANGELIST
Shane Evangelist
Chief Executive Officer
(Principal Executive Officer)

	By	/S/ THEODORE R. SANDERS
Theodore R. Sanders
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of U.S. Auto Parts Network, Inc. as filed with the Delaware Secretary of State on February 14, 2007 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

3.2	Amended and Restated Bylaws of U.S. Auto Parts Network, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

4.1*	Specimen common stock certificate

10.60	Amendment No. 1 to Loan and Security Agreement and Limited Waiver, dated February 28, 2011, by and among Silicon Valley Bank and USAPN, ASAP, Go Fido Inc., Parts Bin, Lobo, Whitney, Value, Private Label, Pacific, AutoMD, and Local Body Shops (incorporated by reference to Exhibit 10.70 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2011)

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the exhibit of the same number from the registration statement on Form S-1 of U.S. Auto Parts Network, Inc. (File No. 333-138379) initially filed with the Securities and Exchange Commission on November 2, 2006, as amended.