Form 10-Q
period 2011-07-02
U.S. Auto Parts Network, Inc.
filed 2011-08-10
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

As of August 5, 2011, the registrant had 30,559,985 shares of common stock, $0.001 par value, outstanding.

U.S. AUTO PARTS NETWORK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 2, 2011

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. AUTO PARTS NETWORK, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts and par value)

	July 2, 2011	January 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$16,249	$17,595
Short-term investments	1,112	1,062
Accounts receivable, net of allowances of $200 and $372, respectively	8,839	6,849
Inventory	45,804	48,100
Deferred income taxes	360	359
Other current assets	4,448	5,646

Total current assets	76,812	79,611
Property and equipment, net	34,346	33,140
Intangible assets, net	15,781	18,718
Goodwill	17,344	17,137
Investments	3,766	4,141
Other non-current assets	1,073	790

Total assets	$149,122	$153,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,014	$31,660
Accrued expenses	13,741	15,487
Current portion of long-term debt	6,250	6,125
Current portion of capital leases payable	149	132
Other current liabilities	5,181	5,522

Total current liabilities	58,335	58,926
Long-term debt, net of current portion	14,750	17,875
Capital leases payable, net of current portion	94	185
Deferred income taxes	3,267	3,046
Other non-current liabilities	963	701

Total liabilities	77,409	80,733
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at July 2, 2011 and January 1, 2011; 30,559,985 and 30,429,376 shares issued and outstanding at July 2, 2011 and January 1, 2011, respectively	31	30
Additional paid-in capital	155,620	153,962
Accumulated other comprehensive income	309	249
Accumulated deficit	(84,247)	(81,437)

Total stockholders’ equity	71,713	72,804

Total liabilities and stockholders’ equity	$149,122	$153,537

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Thirteen Weeks Ended July 2, 2011	Thirteen Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 2, 2011	Twenty-Six Weeks Ended July 3, 2010
Net sales	$84,268	$53,188	$171,246	$109,479
Cost of sales (1)	55,854	34,791	112,416	71,275

Gross profit	28,414	18,397	58,830	38,204
Operating expenses:
Marketing (2)	14,366	7,138	27,951	14,351
General and administrative (2)	8,407	6,395	16,643	12,132
Fulfillment (2)	4,592	2,924	9,599	6,167
Technology (2)	1,917	1,158	3,855	2,176
Amortization of intangibles	1,363	124	2,990	245

Total operating expenses	30,645	17,739	61,038	35,071

(Loss) income from operations	(2,231)	658	(2,208)	3,133
Other income (expense):
Other income (expense)	47	(5)	78	(4)
Interest (expense) income	(185)	34	(467)	55

Total other (expense) income, net	(138)	29	(389)	51

(Loss) income before income taxes	(2,369)	687	(2,597)	3,184
Income tax provision	195	225	213	1,175

Net (loss) income	$(2,564)	$462	$(2,810)	$2,009

Basic net (loss) income per share	$(0.08)	$0.02	$(0.09)	$0.07

Diluted net (loss) income per share	$(0.08)	$0.01	$(0.09)	$0.06

Shares used in computation of basic net (loss) income per share	30,543,037	30,314,478	30,496,558	30,158,797
Shares used in computation of diluted net (loss) income per share	30,543,037	31,994,447	30,496,558	31,723,316

(1)	Excludes depreciation and amortization expense which is included in marketing, general and administrative and fulfillment costs.
(2)	Includes share-based compensation expense related to option grants, as follows:

	Thirteen Weeks Ended July 2, 2011	Thirteen Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 2, 2011	Twenty-Six Weeks Ended July 3, 2010
Marketing	$88	$72	$248	$192
General and administrative	399	452	775	1,000
Fulfillment	91	64	176	189
Technology	65	24	125	91

Total share-based compensation expense	$643	$612	$1,324	$1,472

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twenty-Six Weeks Ended July 2, 2011	Twenty-Six Weeks Ended July 3, 2010
Operating activities
Net (loss) income	$(2,810)	$2,009
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,075	3,934
Amortization of intangibles	2,990	245
Share-based compensation	1,324	1,472
Deferred income taxes	219	790
Amortization of deferred financing costs	61	—
Excess tax benefits from share-based payment arrangements	—	(237)
Changes in operating assets and liabilities:
Accounts receivable	(1,990)	802
Inventory	2,296	(7,926)
Prepaid expense and other current assets	(187)	(865)
Other noncurrent assets	—	(81)
Accounts payable and accrued expenses	(477)	7,639
Other current liabilities	(338)	1,218
Other noncurrent liabilities	258	317

Net cash provided by operating activities	7,421	9,317
Investing activities
Additions to property and equipment	(7,221)	(6,293)
Purchases of intangibles	(48)	(1,001)
Changes in restricted cash	319	—
Proceeds from sale of marketable securities	400	4,236
Purchases of marketable securities	(13)	(17,984)
Purchases of company-owned life insurance	(281)	(250)
Proceeds from purchase price adjustment	787	—

Net cash used in investing activities	(6,057)	(21,292)
Financing activities
Payments made on long-term debt	(3,000)	—
Changes in book overdraft	152	—
Payments of short-term financing	(74)	—
Payments of debt financing costs	(53)	—
Excess tax benefits from share-based payment arrangements	—	237
Proceeds from exercise of stock options	255	658

Net cash (used in) provided by financing activities	(2,720)	895

Effect of exchange rate changes on cash	10	26
Net change in cash and cash equivalents	(1,346)	(11,054)
Cash and cash equivalents, beginning of period	17,595	26,251

Cash and cash equivalents, end of period	$16,249	$15,197

Supplemental disclosure of non-cash investing and financing activities:
Accrued asset purchases	$1,572	$571
Property acquired under capital lease	32	—
Unrealized gain on investments	27	66
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$9	$87
Cash paid during the period for interest	611	—

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

U.S. Auto Parts Network, Inc. (collectively with its subsidiaries, the “Company”) is a distributor of aftermarket auto parts and accessories and was established in 1995. The Company entered the e-commerce sector by launching its first website in 2000 and currently derives the majority of its revenues from online sales channels. The Company sells its products to individual consumers through a network of websites and online marketplaces. Our flagship websites are located at www.autopartswarehouse.com, www.partstrain.com, www.jcwhitney.com, www.stylintrucks.com and our corporate website is located at www.usautoparts.net.

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

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of July 2, 2011 and January 1, 2011, and the consolidated results of operations for the thirteen and twenty-six weeks ended July 2, 2011 and July 3, 2010, and cash flows for the twenty-six weeks ended July 2, 2011 and July 3, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company’s results of operations for the thirteen and twenty-six weeks ended July 2, 2011 are not necessarily indicative of those to be expected for the entire year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 1, 2011 (“fiscal 2010”), which was filed with the SEC on March 17, 2011.

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

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), an update to Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU 2010-29 also expand the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company will apply the provisions of ASU 2010-29 to future acquisitions which occur after January 2, 2011. The Company believes that the adoption will not have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), an update to ASC Topic 820, Fair Value Measurement (“ASC 820”). The amendments in ASU 2011-04 are the result of joint efforts by the FASB and International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework and provide converged guidance on how to measure fair value and on what disclosures to provide about fair value measurements. While ASU 2011-04 is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRSs”). However, some could change how the fair value measurement guidance in ASC 820 is applied. For public entities, amendments are effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the provisions of ASU 2011-04 on January 1, 2012, the starting date of its fiscal year ending December 29, 2012. The Company believes that this adoption will not have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), an update to ASC Topic 220, Comprehensive Income (“ASC 220”). The amendments in ASU 2011-05 revise the manner in which entities present comprehensive income in their financial statements by removing the presentation options in ASC 220 and requiring entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in ASU 2011-5 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company will adopt the provisions of ASU 2011-05 on January 1, 2012, the starting date of its fiscal year ending December 29, 2012. This adoption will have an impact on the presentation of other comprehensive income on the Company’s consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Investments

As of July 2, 2011, the Company held the following securities and investments, recorded at fair value (in thousands):

		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Auction rate preferred securities in municipal and state agencies (1)	$3,825	$—	$(59)	$3,766
Mutual funds and money market funds (2)	1,118	—	(6)	1,112

Total	$4,943	$—	$(65)	$4,878

As of January 1, 2011, the Company held the following securities and investments, recorded at fair value (in thousands):

		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Auction rate preferred securities in municipal and state agencies (1)	$4,225	$—	$(84)	$4,141
Mutual funds (2)	1,070	—	(8)	1,062

Total	$5,295	$—	$(92)	$5,203

(1)

Auction rate preferred securities (“ARPS”) issued by municipal and state agencies have a maturity of 15 to 30 years and are classified as long-term investments available-for-sale. As of July 2, 2011 and January 1, 2011, all of these securities were held in three tax-exempt municipal bonds managed under closed-end funds and had been in a continuous loss position for more than twelve months.

(2)

Mutual funds and money market funds are classified as short-term investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.

Proceeds from the sale of available-for-sale securities are disclosed separately in the accompanying unaudited condensed consolidated statements of cash flows. For the thirteen and twenty-six weeks ended July 2, 2011 and July 3, 2010, there were no recognized gross realized gain and losses.

The accumulated unrealized net loss on the securities and investments at July 2, 2011 and January 1, 2011 was $0.1 million.

Note 3—Fair Value Measurements

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

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Assets Valued on a Recurring Basis

As of July 2, 2011 and January 1, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s financial instruments, including investments associated with the ARPS. The Company measures the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at July 2, 2011 and January 1, 2011 (in thousands):

	As of July 2, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$16,249	$16,249	$—	$—
Short-term investments (2)	1,112	1,112	—	—
Non-current investments available-for-sale (3)	3,766	—	—	3,766

	$21,127	$17,361	$—	$3,766

	As of January 1, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$17,595	$17,595	$—	$—
Short-term investments (2)	1,062	1,062	—	—
Non-current investments available-for-sale (3)	4,141	—	—	4,141

	$22,798	$18,657	$—	$4,141

(1)

Cash and cash equivalents consists primarily of money market funds with original maturity dates of three months or less at the date of purchase, for which the Company determines fair value through quoted market prices.

(2)

Short-term investments consist of mutual funds and money market funds. Short-term investments are classified as investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.

(3)

As of July 2, 2011, the Company had invested $3,825 (par value in thousands) in ARPS, which are classified as available-for-sale securities and reflected at $3,766 (fair value in thousands), which includes an unrealized loss of $59 (in thousands). As of January 1, 2011, the Company had invested $ 4,225 (par value in thousands) in ARPS, which were classified as available-for-sale securities and reflected at $ 4,141 (fair value in thousands), which included an unrealized loss of $84 (in thousands). The Company has included its investments related to ARPS in the Level 3 category.

Before utilizing Level 3 inputs in fair value measurement, the Company considered significant Level 2 observable inputs of similar assets in active and inactive markets. The Company’s broker dealer received estimated market values from an independent pricing service as of the balance sheet date and the anticipated future market for such investments. These investments consist solely of collateralized debt obligations supported by municipal and state agencies; do not include mortgage-backed securities or student loans; have redemption features that call for redemption at 100% of par value; and have a current credit rating of A or AAA. For the period between June 30, 2008 through July 2, 2011, the Company received partial redemptions at par on these investments totaling $3.9 million. The fact that there is not an active market to liquidate these investments was considered in classifying them as Level 3. Due to the uncertainty with regard to the short-term liquidity of these securities, the Company determined that it could not rely on par value to represent fair value. Therefore, the Company estimated the fair values of these securities utilizing a discounted cash flow valuation model as of July 2, 2011 and January 1, 2011. This analysis considered the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation the security will have a successful auction or market liquidity. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

As a result of the temporary declines in fair value for the Company’s ARPS, which the Company generally attributes to liquidity issues rather than credit issues, the Company recorded an unrealized loss of $59 and $84 (in thousands) to accumulated other comprehensive income as of July 2, 2011 and January 1, 2011, respectively. Due to the Company’s belief that the market for these collateralized instruments may take in excess of twelve months to fully recover, the Company has classified these investments as noncurrent and has included them in investments on the unaudited condensed consolidated balance sheets at July 2, 2011 and January 1, 2011. As of July 2, 2011, the Company continued to earn interest on all of its ARPS instruments. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If the Company determined that any decrease in the value of the instruments was other-than-temporary, it would record a charge to earnings as appropriate. The Company is not certain how long it may be required to hold each security. However, given the Company’s current cash position, liquid cash equivalents and expected cash provided by operations, it believes it has the ability to hold, and intends to continue to hold the ARPS as long-term investments until the market for such securities stabilizes.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the twenty-six weeks ended July 2, 2011 and the fiscal year ended January 1, 2011, there were no transfers of Level 1 and Level 2 assets. The following tables present the Company’s ARPS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at July 2, 2011 and January 1, 2011 (in thousands):

Long-Term Investments
Balance as of January 1, 2011	$4,141
Redemption	(400)
Unrealized gains included in other comprehensive income	25

Balance as of July 2, 2011	$3,766

Long-Term Investments
Balance as of January 2, 2010	$4,264
Redemption	(125)
Unrealized gains included in other comprehensive income	2

Balance as of January 1, 2011	$4,141

Non-Financial Assets Valued on a Non-Recurring Basis

The Company’s long-lived or indefinite-lived intangible assets are measured at fair value on a non-recurring basis. These assets are measured at cost but are written down to fair value, if necessary, as a result of impairment.

As of July 2, 2011 and January 1, 2011, the Company’s long-lived and indefinite-lived intangible assets did not indicate a potential impairment under the provisions of ASC Topic 350, Intangibles and ASC Topic 360, Property, Plant, and Equipment and, as such, they were not measured at fair value.

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

Note 5—Business Combination

On August 12, 2010, the Company completed the purchase (the “Acquisition”) of all of the issued and outstanding shares of Automotive Specialty Accessories and Parts (“WAG”), a leader in the automobile aftermarket performance parts and accessories market. Assets acquired include intangible assets consisting of customer relationships, technology, and trade names, tangible assets such as furniture and fixtures, machinery and equipment, and a 350,000 square foot distribution center in LaSalle, Illinois with a headquarter office located in Chicago, Illinois. The final purchase price of WAG was $26.7 million in cash, including certain adjustments as set forth in that certain Stock Purchase Agreement executed August 2, 2010 (the “Purchase Agreement”) among Go Fido, Inc., WAG, 2000 Riverside Capital Appreciation Fund, L.P. and the other stockholders of WAG. The Acquisition provided the Company with product line expansion into all terrain vehicles, recreational vehicles and motorcycles, as well as deep product knowledge into niche segments like Jeep, Volkswagen and truck enthusiasts. This expansion in its product line has increased its customer reach in the do-it-yourself automobile and off-road accessories market. In addition, WAG’s state-of-the-art facility located in Illinois, which was custom built for business-to-consumer distribution of auto parts, allowed the Company to complete a three-distribution center network. The Company believes that the combination of WAG’s established brands and focus on the customer experience, coupled with the Company’s capacity to compete online, creates opportunity for growth. These expected synergies from the Acquisition contributed to the goodwill associated with the Acquisition of $7.6 million. See the purchase price allocation table below for further details.

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

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our allocation of the purchase price for the Acquisition to the estimated fair values of the assets acquired and liabilities assumed at the date of the Acquisition (in thousands):

Purchase price paid in cash (1)	$27,500
Purchase price adjustment (2)	(787)

Final purchase price	$26,713

Purchase price allocation is presented below:
Assets:
Accounts receivable	2,642
Inventory	12,366
Deferred income taxes	120
Property and equipment	16,430
Intangible assets	17,378
Other assets	2,287

Total assets	$51,223

Liabilities:
Accounts payable	$(23,542)
Accrued expenses	(4,534)
Deferred income taxes	(2,734)
Other liabilities	(1,272)

Total liabilities	$(32,082)

Goodwill (3)	$7,572

Final purchase price	$26,713

(1)	Represents the purchase price paid in cash at the closing of the Acquisition of $27.5 million.
(2)	The purchase price adjustment of $787 (in thousands) represents the settlement amount that shareholders of WAG paid to USAP for the negative working capital amount of WAG on the date of the Acquisition. The net working capital of WAG on the date of the Acquisition was determined in accordance with the definitions and procedures set forth in the Purchase Agreement.
(3)	The goodwill resulting from the Acquisition is non-deductible for tax purposes.

Of the total purchase price, approximately $8.2 million has been allocated to trade name assets with an indefinite life and $9.2 million has been allocated to amortizable intangible assets acquired. The amortizable intangible assets are being amortized on a straight line basis over their respective useful lives except for internet platform intellectual property which is being amortized on an accelerated basis over 10 months based on the Company’s estimated usage of the asset as follows:

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

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WAG’s financial results have been included in our consolidated statement of operations since the acquisition date of August 12, 2010. Therefore, pro forma information for the thirteen and twenty-six weeks ended July 2, 2011 has not been presented since the results of operations of WAG have been included in our actual consolidated results of operations for the entire period. The following pro forma financial information presents the results as if the Acquisition had occurred on January 3, 2010 (in thousands, except share and per share amounts):

	Thirteen Weeks Ended July 3, 2010	Twenty-six Weeks Ended July 3, 2010
Net sales	$89,524	$174,641
Net loss	(8,142)	(20,912)
Basic net loss per share	(0.27)	(0.69)
Diluted net loss per share	(0.27)	(0.69)
Weighted average shares used in computing basic net loss per common share	30,314,478	30,158,797
Weighted average shares used in computing diluted net loss per common share	30,314,478	30,158,797

Related to the Acquisition, the Company has incurred acquisition and integration related costs of $5.9 million, which have been recorded in general and administrative expenses.

Note 6—Goodwill and Intangibles

The following table summarizes the change in our goodwill during the twenty-six weeks ended July 2, 2011 as follows (in thousands):

Balance at January 1, 2011	$17,137
Change in goodwill	207

Balance at July 2, 2011	$17,344

During the thirteen weeks ended July 2, 2011, the Company recorded goodwill adjustments of $207 (in thousands) related to the settlement amount that the Company received from the shareholders of WAG for the negative working capital amount of WAG on the date of the Acquisition. During the twenty-six weeks ended July 2, 2011, no additional goodwill was recorded.

The Company evaluates goodwill for impairment on an annual basis or more frequently if events or circumstances occur that would indicate a reduction in fair value. As of October 31, 2010, the Company performed its annual impairment test and the excess of fair value estimates over carrying value for our reporting unit was approximately $187 million. Based on its analysis, there would have to be a 65% decrease in the fair value of the reporting unit to fail step 1. During the twenty-six weeks ended July, 2, 2011, there was no change to the Company’s reporting unit and no events or circumstances occurred that would indicate a reduction in fair value. The accumulated impairment loss on goodwill was $4.4 million as of July 2, 2011 and January 1, 2011.

Intangibles subject to amortization are expensed on a straight-line basis. Amortization expense relating to intangibles totaled $1,363 and $2,990 (in thousands) for the thirteen and twenty-six weeks ended July 2, 2011, respectively. Amortization expense relating to intangibles totaled $124 and $245 (in thousands) for the thirteen and twenty-six weeks ended July 3, 2010, respectively. During the thirteen and twenty-six weeks ended July 2, 2011, the Company purchased certain domain and trade names for a purchase price of $22 (in thousands) and $48 (in thousands), respectively. All of these assets were allocated to intangible assets not subject to amortization.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangibles, excluding goodwill, consisted of the following at July 2, 2011 and January 1, 2011 (in thousands):

	Useful Life	July 2, 2011			January 1, 2011
		Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Intangible assets subject to amortization:
Websites	5 years	$2,035	$(798)	$1,237	$2,035	$(594)	$1,441
Internet platform intellectual property (1)	10 months	4,300	(4,300)	—	4,300	(1,984)	2,316
Product design intellectual property (1)	9 years	2,750	(265)	2,485	2,750	(116)	2,634
Customer relationships (1)	4 years	2,050	(455)	1,595	2,050	(197)	1,853
Assembled workforce	7 years	483	(228)	255	478	(182)	296
Favorable lease (1)	2.5 years	78	(31)	47	78	(14)	64

Sub-Total		11,696	(6,077)	5,619	11,691	(3,087)	8,604
Intangible assets not subject to amortization:
Domain and trade names (2)	Indefinite life	10,162	—	10,162	10,114	—	10,114

Total		$21,858	$(6,077)	$15,781	$21,805	$(3,087)	$18,718

(1)	Includes the intangible assets acquired in connection with the Acquisition.
(2)	Includes domain names assigned a value of $8.2 million purchased in connection with the Acquisition.

The following table summarizes the future estimated amortization expense for these assets over the next five years (in thousands):

2011	$675
2012	1,344
2013	1,281
2014	881
2015	303
Thereafter	1,135

Total	$5,619

Note 7—Borrowings

In August 2010, the Company executed a Loan and Security Agreement (the “Loan Agreement”) and other definitive documentation for a $35 million secured credit facility (the “Facility”). Silicon Valley Bank (“Bank”) is the lender under the Facility. The Facility is comprised of a term loan in the original principal amount of $25 million and a revolving line of credit with availability up to $10 million. The Facility has a final maturity date of June 30, 2014, and borrowings under the Facility bear interest, at the election of the Company, at LIBOR (with a floor of 1.25%) plus a margin of from 2.00% to 3.00% per annum, or at the Wall Street Journal Prime Rate plus a margin of from 1.00% to 2.00% per annum, based upon the Company’s maximum funded debt ratio. An unused revolving line fee of 0.375% per annum is payable on the undrawn committed amount of the revolving line of credit. Interest on outstanding borrowings under the term loan and the revolving line of credit is payable no less than quarterly and the outstanding principal of the term loan is amortized over four years and payable quarterly, with any outstanding amount under the Facility to be paid in full on the final maturity date. Borrowings under the Facility are secured by liens over all assets of the Company, including shares of stock in each of the Company’s subsidiaries. Ten of the Company’s subsidiaries are acting as co-borrowers under the Facility.

The Loan Agreement requires the Company to comply with a number of restrictive covenants, including financial covenants related to maximum funded debt to consolidated EBITDA, liquidity, and consolidated fixed charge coverage ratios; negative pledge requirements; requirements

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to deliver quarterly and annual consolidated financial statements; requirements to maintain adequate insurances; prohibitions on changes in the business and disposition of the Company’s assets; and other customary covenants. The Loan Agreement also requires the Company to obtain a prior written consent from the Bank when the Company determines to pay any dividends on or make any distribution related to its common stock. The Loan Agreement includes usual and customary events of default and remedies for facilities of this nature. In February 2011, the Company and the Bank entered into Amendment No. 1 to Loan and Security Agreement and Limited Waiver (“Amendment”). The Amendment waived the Company’s lack of compliance with the consolidated fixed charge coverage ratio covenant in the Loan Agreement as of January 1, 2011. The Amendment also amended the definitions of “Baseline Liquidity and Consolidated EBITDA” to more readily accommodate the Company’s integration of the WAG acquisition. For the thirteen and twenty-six weeks ended July 2, 2011, the Company was in compliance with all covenants under the credit facility.

The Loan Agreement, as amended by the Amendment, contains the following financial covenants:

•	Maximum funded debt to consolidated EBITDA. A ratio of aggregate credit extensions outstanding to trailing 12 month consolidated EBITDA of not greater than the following:

•	2.25:1.00 from effective date through quarter ending September 30, 2010

•	2.00:1.00 for quarters ending December 31, 2010 through June 30, 2011

•	1.50:1.00 for quarters ending September 30, 2011 through June 30, 2012

•	1.00:1.00 for each quarter ending thereafter

•	Consolidated fixed charge coverage ratio for the period set forth below of not less than the ratio set forth below:

•	1.10:1.00 for two quarters ending December 31, 2010

•	1.25:1.00 for three quarters ending March 31, 2011

•	1.25:1.00 for four quarters ending June 30, 2011, September 30, 2011 and December 31, 2011

•	1.50:1.00 for each quarter ending thereafter

•	Liquidity as follows:

•	Unrestricted cash and cash equivalents (less outstanding advances) should be greater than $7,500,000 plus integration capital expenditures added back.

The Company’s financial covenant ratios under the Loan Agreement as of July 2, 2011 were 1.16:1.00 for maximum funded debt to consolidated EBITDA and 1.58:1.00 for consolidated fixed charge coverage. As of July 2, 2011, the Company’s required liquidity under the Loan Agreement was $11,400,000, and adding back the integration capital expenditures, the Company’s liquidity was $17,362,000.

The Company expects to be in compliance with the financial covenants in the Loan Agreement through the term of the Loan Agreement. However, it is possible that a default under certain financial covenants may occur in the future, should the Company’s forecasted EBITDA levels not be achieved. If the Company defaults on any of the covenants under the Loan Agreement and is unable to obtain waivers from the Bank, the Bank will be able to exercise their rights and remedies under the Loan Agreement, including a call provision on outstanding debt, which would have a material adverse effect on the Company’s business and financial condition.

At July 2, 2011, the LIBOR rate and the margin were 1.25% and 2.50% per annum, respectively. The Company had no borrowings on the revolving line of credit at July 2, 2011. The remaining term loan balance was $21 million as of July 2, 2011 and is to be repaid according to the following schedule (in thousands):

Payments Due by Period
Total	2011	2012	2013	2014
$21,000	$3,125	$6,250	$6,875	$4,750

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of our long-term debt under the facility approximated its carrying amount as of July 2, 2011.

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

Under these guidelines, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. The Company currently uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based payment awards utilizing the Black-Scholes option pricing model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. As of July 2, 2011, the Company did not have an adequate history of market prices of its common stock as the Company recently became a public company, and as such, the Company estimates volatility using historical volatilities of similar public entities. The expected life of the awards is based on a simplified method which defines the life as the average of the contractual term of the options and the weighted average vesting period for all open tranches. Due to the limited period of time our equity shares have been publicly traded, we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of awards. The dividend yield assumption is based on the Company’s expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company considers many factors when estimating expected forfeitures, including employee class, economic environment, and historical experience. Share-based compensation expense recognized in our financial statements is based on awards that are ultimately expected to vest. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested options, we may be required to accelerate, increase or cancel any remaining unrecognized share-based compensation expense.

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

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the Company’s 2007 Omnibus Incentive Plan, the Company granted stock options to purchase 120,000 shares of common stock during the thirteen weeks ended July 2, 2011 at a weighted-average grant date fair value of $7.43. The Company granted stock options to purchase 660,000 shares of common stock during the twenty-six weeks ended July 2, 2011 at a weighted-average grant date fair value of $7.75. The Company had $3.4 million of unrecognized share-based compensation expense related to stock options outstanding as of July 2, 2011, which expense is expected to be recognized over a weighted-average period of 2.35 years. During the thirteen weeks ended July 2, 2011, options to purchase 40,991 shares were exercised and the total intrinsic value of the exercised options was $0.2 million. During the twenty-six weeks ended July 2, 2011, options to purchase 70,991 shares were exercised and the total intrinsic value of the exercised options was $0.3 million. The intrinsic value of stock options at the date of the exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. At July 2, 2011, 2,585,395 shares of common stock were available for future grants under this plan.

Under the Company’s 2007 New Employee Incentive Plan, there were no stock options granted during the twenty-six weeks ended July 2, 2011. The Company had $0.1 million of unrecognized share-based compensation expense related to stock options outstanding under this plan as of July 2, 2011, which expense is expected to be recognized over a weighted-average period of 1.26 years. During the twenty-six weeks ended July 2, 2011, there were no options exercised under this plan. At July 2, 2011, 750,000 shares of common stock were available for future grants under this plan.

Under the Company’s 2006 Equity Incentive Plan, there were no stock options granted during the twenty-six weeks ended July 2, 2011. The Company had no unrecognized share-based compensation expense related to stock options outstanding under this plan as of July 2, 2011. During the twenty-six weeks ended July 2, 2011, there were no options exercised under this plan. As of July 2, 2011, there were 2,758,095 shares of common stock available for future grants under this plan.

On May 5, 2009, the Company issued warrants to purchase up to 30,000 shares of common stock, which warrants terminate seven years after their grant date. The warrants were issued in connection with the financial advisory services provided by a consultant to the Company. The warrants vest in thirty-six equal monthly increments of 833 shares each on the last calendar day of each calendar month commencing May 5, 2009. The re-measured fair value of these warrants was $5.87 per share at July 2, 2011. On April 27, 2010, the Company issued additional warrants to purchase up to 20,000 shares of common stock to the same holder in connection with the financial advisory services provided to the Company. The warrants vest in twenty-four equal monthly increments of 833 shares each on the last calendar day of each calendar month commencing April 27, 2010. The re-measured fair value of these warrants was $3.18 per share at July 2, 2011. The Company determined the fair value of the warrants using the Black-Scholes option pricing model based on the estimated fair value of the underlying common stock. There were no warrants exercised during the twenty-six weeks ended July 2, 2011.

Note 9—Income Taxes

For the thirteen weeks ended July 2, 2011 and July 3, 2010, the effective tax rate for the Company was (8.2)% and 32.8%, respectively. For the twenty-six weeks ended July 2, 2011 and July 3, 2010, the effective tax rate for the Company was (8.2)% and 36.9%, respectively. The Company’s effective tax rate for the thirteen and twenty-six weeks ended July 2, 2011 differed from the U.S. federal statutory rate primarily due to an increase in valuation allowance against pre-tax operating losses and recording of provision for increasing long-term deferred tax liabilities associated with indefinite-lived intangibles which would not be offset with the operating losses. The increase in the valuation allowance was due to uncertainty regarding the future realization of the deferred tax assets established by the entity

As of July 2, 2011, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record accrued interest and penalties related to unrecognized tax benefits as income tax expense.

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

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Comprehensive (Loss) Income

The Company reports comprehensive (loss) income in accordance with ASC Topic 220, Comprehensive Income, which defines comprehensive (loss) income as net (loss) income affected by non-stockholder changes in equity. Comprehensive (loss) income for the thirteen and twenty-six weeks ended July 2, 2011 and July 3, 2010 was as follows (in thousands):

	Thirteen Weeks Ended July 2, 2011	Thirteen Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 2, 2011	Twenty-Six Weeks Ended July 3, 2010
Net (loss) income	$(2,564)	$462	$(2,810)	$2,009
Foreign currency translation adjustments	14	(75)	33	13
Unrealized gain (loss) in investments	16	75	27	66

Comprehensive (loss) income	$(2,534)	$462	$(2,750)	$2,088

Note 11—Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period and potentially dilutive common stock equivalents outstanding for the period. Periods of net loss require the diluted computation to be the same as the basic computation. Due to the loss in the thirteen and twenty-six weeks ended July 2, 2011, 1,566,880 and 1,663,170 shares, respectively, have been excluded from the computation of diluted net (loss) income per share.

Net (loss) income per share has been computed in accordance with ASC Topic 260, Earnings Per Share. The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except share and per share data):

	Thirteen Weeks Ended July 2, 2011	Thirteen Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 2, 2011	Twenty-Six Weeks Ended July 3, 2010
Net (Loss) Income Per Share
Numerator:
Net (loss) income	$(2,564)	$462	$(2,810)	$2,009
Denominator:
Weighted-average common shares outstanding (basic)	30,543,037	30,314,478	30,496,558	30,158,797
Common equivalent shares from common stock options and warrants	—	1,679,969	—	1,564,519

Weighted-average common shares outstanding (diluted)	30,543,037	31,994,447	30,496,558	31,723,316

Basic net (loss) income per share	$(0.08)	$0.02	$(0.09)	$0.07
Diluted net (loss) income per share	$(0.08)	$0.01	$(0.09)	$0.06

Potentially dilutive securities were not included in the calculation of diluted net income per share because these securities would be anti-dilutive due to the Company’s stock price. The related securities are as follows (in common equivalent shares):

	Thirteen Weeks Ended July 2, 2011	Thirteen Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 2, 2011	Twenty-Six Weeks Ended July 3, 2010
Warrants to purchase common stock	20,000	8,132	20,000	4,066
Options to purchase common stock	2,246,048	1,409,478	1,801,597	1,369,333

Total	2,266,048	1,417,610	1,821,597	1,373,399

Note 12—Deferred Compensation Plan

In January 2010, the Company adopted the U.S. Auto Parts Network, Inc. Management Deferred Compensation Plan (the “Deferred Compensation Plan”), for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 90% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by the Company through the purchase of Company-owned life insurance policies with the Company as the owner and beneficiary, in order to preserve the tax-deferred savings

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

advantages of a non-qualified plan. The Deferred Compensation Plan assets are the cash surrender value of the Company-owned life insurance policies and not associated with the deferred compensation liability. The deferred compensation liabilities (consisting of employer contributions, employee deferrals and associated earnings and losses) are general unsecured obligations of USAP. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company may at its discretion contribute certain amounts to eligible employee accounts. In January 2010, the Company began to contribute 50% of the first 2% of participants’ eligible contributions into their Deferred Compensation Plan accounts. In September 2010, the Company established and transferred its ownership to a rabbi trust to hold the Company-owned life insurance policies. As of July 2, 2011, the assets and associated liabilities of the Deferred Compensation Plan were $550,000 and $358,000, respectively, and are included in other non-current assets and non-current liabilities, respectively, in our consolidated balance sheets. The associated liabilities mainly include the employee contributions of $299,000 and the Company contributions of $59,000 made as of July 2, 2011. Included in other income, the Company recorded a loss of $3,000 and a gain of $9,000 for the change in the cash surrender value of the Company-owned life insurance policies during the thirteen and twenty-six weeks ended July 2, 2011, respectively.

Note 13—Contingencies

Parts Geek Litigation

In June 2009, the Company filed suit in the United States District Court for the Central District of California against Parts Geek LLC (“Parts Geek”), certain of its members and employees for misappropriation of trade secrets, breach of contract and unfair competition and requesting monetary damages and injunctive relief, and Parts Geek filed an answer in August 2009. In January 2010, the complaint was amended to include claims for copyright infringement and to add Lucas Thomason, a former employee, as an additional party. Parts Geek filed an answer and counterclaims to the amended complaint in February 2010. Each party filed a motion for summary judgment requesting that the Court rule on all claims made in this matter without sending the matter to a jury. In June 2010, the Court ruled on all claims in the matter, denying the Company’s claims against Parts Geek and Lucas Thomason and denying Parts Geek’s claims against the Company. The judge additionally denied Parts Geek’s counterclaims against the Company. Parts Geek and Lucas Thomason petitioned the Court to order the Company to pay their legal fees and costs, the Court ordered the Company to do so and in August 2010 all parties stipulated that approximately $1.1 million of legal fees and costs would be owed to Parts Geek and Lucas Thomason should the Company lose its appeal or win its appeal and lose in trial. A bond has been posted to guarantee payment of $1.1 million plus interest, at a cost of approximately $0.02 million to the Company. The Company is not required to pay the fees and costs at this time; they would be due if the Company loses its appeal and determines to not appeal beyond the 9th Circuit Court of Appeals, or if the Company wins on appeal but loses at trial once the case is remanded to the trial court and, in accordance with ASC 450-20 Loss Contingencies (“ASC 450-20”), the Company has not accrued for these fees and costs. The Company filed an appeal and filed its initial brief on January 21, 2011. The reply brief was filed March 21, 2011. The appeal has been fully briefed by all parties and scheduling of oral argument before the 9th Circuit Court of Appeals is pending. The Company has analyzed this matter in accordance with ASC 450-20 and, in accordance with the definition of probable loss described therein, it has concluded that no accrual is necessary at this time.

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

Asbestos

WAG is a named defendant in several lawsuits involving claims for damages caused by installation of brakes during the late 1960’s and early 1970’s that contained asbestos. WAG marketed certain brakes, but did not manufacture any brakes. WAG maintains liability insurance coverage to protect its and the Company’s assets from losses arising from the litigation and coverage is provided on an occurrence rather than a claims made basis, and the Company is not expected to incur significant out-of-pocket costs in connection with this matter that would be material to its consolidated financial statements.

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

Overview

We are one of the largest online providers of aftermarket auto parts, including body parts, engine parts, and performance parts and accessories. Our user-friendly websites provide customers with a broad selection of Stock Keeping Units (“SKUs”), with detailed product descriptions and photographs. Our proprietary product database maps our SKUs to product applications based on vehicle makes, models and years. We principally sell our products to individual consumers through our network of websites and online marketplaces. Our flagship websites are located at www.autopartswarehouse.com, www.partstrain.com, www.jcwhitney.com, www.stylintrucks.com, www.AutoMD.com and our corporate website is located at www.usautoparts.net. We believe our strategy of disintermediating the traditional auto parts supply chain and selling products directly to customers over the Internet allows us to more efficiently deliver products to our customers while generating higher margins.

Our History. We were formed in Delaware in 1995 as a distributor of aftermarket auto parts and launched our first website in 2000. We rapidly expanded our online operations, increasing the number of SKUs sold through our e-commerce network, adding additional websites, , improving our internet marketing proficiency and commencing sales in online marketplaces. Additionally, in August 2010, through our acquisition of WAG, we expanded our product-lines and increased our customer reach in the do-it-yourself automobile and off-road accessories market. As a result, our business has grown since 2000, generating net sales of $262 million for fiscal 2010.

International Operations. In April 2007, we entered into a purchase agreement to bring in-house certain sales and customer service employees based in the Philippines, who were providing support to us through our outsourced call center provider, Access Worldwide. As of the closing of this transaction, approximately 171 of the Access Worldwide employees had agreed to transition over to direct employment by our Philippines subsidiary. The purchase price for the right to acquire this assembled workforce was approximately $1.7 million. We had 1,014 employees in our Philippines operations as of July 2, 2011. In addition to our Philippines operations, we own a Canadian subsidiary to facilitate sales of our products in Canada which currently has no employees. We believe that the cost advantages of our offshore operations provide us with the ability to grow our business in a cost-effective manner, and we expect to continue to add headcount and infrastructure to our offshore operations.

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

Executive Summary

We reported net sales for the quarter ended July 2, 2011 (“Q2 2011”) of $84.3 million compared with the quarter ended July 3, 2010 (“Q2 2010”) net sales of $53.2 million. Excluding $24.8 million of revenues from the acquisition of WAG, net sales were $59.5 million, an increase of 11.8% over Q2 2010 net sales. Q2 2010 net sales include the impact of a $2.0 million non-cash reduction of reported sales from a change in the Company’s revenue recognition. Excluding the impact of the change in revenue recognition on Q2 2010 sales, net sales for Q2 2011 increased 7.8%. Q2 2011 net loss was $2.6 million or $0.08 per share, compared with Q2 2010 net income of $0.5 million or $0.01 per diluted share. Q2 2011’s net loss includes a net loss of $4.1 million or $0.13 per share related to WAG of which $1.5 million of the loss, net of tax was attributable to restructuring and integration expenses. We generated Adjusted EBITDA (Earnings before Interest, Taxes, Depreciation, and Amortization plus additional adjustments of current year’s stock compensation, legal costs to enforce intellectual property rights, charge for change in revenue recognition, and restructuring expenses related to acquisition) of $4.6 million for the quarter compared to $5.0 million for Q2 2010. Excluding WAG’s Adjusted EBITDA of $(0.6) million and related $1.5 million of restructuring and integration expenses as well as $0.2 million of legal fees to protect intellectual property; Adjusted EBITDA was $5.2 million, an increase of 3.8% over Q2 2010. Adjusted EBITDA is presented because such measure is used by rating agencies, securities analysts, investors and other parties in evaluating us. It should not be considered, however, as an alternative to operating income as an indicator of our operating performance or as an alternative to cash flows as measures of our overall liquidity as presented in our unaudited condensed consolidated financial statements. Further, Adjusted EBITDA measure shown for us may not be comparable to similarly titled measures used by other companies.

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

Average Order Value: Average order value represents our net sales on a placed orders basis for a given period of time divided by the total number of orders recorded during the same period of time. We seek to increase the average order value as a means of increasing net sales. Average order values vary depending upon a number of factors, including the components of our product offering, the order volume in certain online sales channels, macro-economic conditions, and the general level of competition online

The tables below reconcile net (loss) income to adjusted EBITDA on both a consolidated basis and for US Auto Parts excluding the WAG acquisition for the periods presented (in thousands):

	Thirteen Weeks Ended July 2, 2011	Thirteen Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 2, 2011	Twenty-Six Weeks Ended July 3, 2010
Consolidated
Net (loss) income	$(2,564)	$462	$(2,810)	$2,009
Interest expense (income), net	172	(34)	437	(55)
Income tax provision	195	225	213	1,175
Amortization of intangibles	1,363	124	2,990	245
Depreciation and amortization	3,072	1,950	6,075	3,934

EBITDA	2,238	2,727	6,905	7,308

Share-based compensation	643	612	1,324	1,472
Legal costs to enforce intellectual property rights	161	1,246	232	1,886
Charge for change in revenue recognition	—	411	—	411
Add back legal restructuring	4	—	26	—
Add back other restructuring	1,538	—	2,749	—

Adjusted EBITDA	$4,584	$4,996	$11,236	$11,077

	Thirteen Weeks Ended July 2, 2011	Thirteen Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 2, 2011	Twenty-Six Weeks Ended July 3, 2010
USAP excluding WAG
Net income	$1,486	$462	$4,403	$2,009
Interest expense (income), net	173	(34)	439	(55)
Income tax provision	140	225	158	1,175
Amortization of intangibles	125	124	249	245
Depreciation and amortization	2,459	1,950	4,851	3,934

EBITDA	4,383	2,727	10,100	7,308

Share-based compensation	643	612	1,324	1,472
Legal costs to enforce intellectual property rights	161	1,246	232	1,886
Charge for change in revenue recognition	—	411	—	411

Adjusted EBITDA	$5,187	$4,996	$11,656	$11,077

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There were no significant changes to our critical accounting policies during the twenty-six weeks ended July 2, 2011, as compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-29, an update to ASC 805. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU 2010-29 also expand the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We will apply the provisions of ASU 2010-29 to future acquisitions occur after January 2, 2011. We believe that the adoption will not have a material effect on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04), an update to ASC Topic 820, Fair Value Measurement (“ASC 820”). The amendments in ASU 2011-04 are the result of joint efforts by the FASB and International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework and provide converged guidance how to measure fair value and on what disclosures to provide about fair value measurements. While ASU 2011-04 is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRSs”). However, some could change how the fair value measurement guidance in ASC 820 is applied. For public entities, amendments are effective for interim and annual periods beginning after December 15, 2011. We will adopt the provisions of ASU 2011-04 on January 1, 2012, the starting date of its fiscal year ending December 29, 2012. We believe that the adoption will not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), an update to ASC Topic 220, Comprehensive Income (“ASC 220”). The amendments in ASU 2011-05 revise the manner in which entities present comprehensive income in their financial statements by removing the presentation options in ASC 220 and requiring entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in ASU 2011-5 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We will adopt the provisions of ASU 2011-05 on January 1, 2012, the starting date of its fiscal year ending December 29, 2012. This adoption will have an impact on the presentation of other comprehensive income on the Company’s consolidated financial statements.

Results of Operations

The following table sets forth certain unaudited statements of operations data for the periods indicated:

	Thirteen Weeks Ended July 2, 2011	Thirteen Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 2, 2011	Twenty-Six Weeks Ended July 3, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.3	65.4	65.6	65.1

Gross profit	33.7	34.6	34.4	34.9
Operating expenses:
Marketing	17.0	13.5	16.3	13.1
General and administrative	10.0	12.0	9.7	11.1
Fulfillment	5.4	5.5	5.6	5.6
Technology	2.3	2.2	2.3	2.1
Amortization of intangibles	1.6	0.2	1.7	0.2

Total operating expenses	36.3	33.4	35.6	32.1
(Loss) income from operations	(2.6)	1.2	(1.2)	2.8
Other income (expense):
Other income	0.0	0.0	0.0	0.0
Interest (expense) income	(0.2)	0.1	(0.3)	0.1

Total other (expense) income, net	(0.2)	0.1	(0.3)	0.1
(Loss) income before income taxes	(2.8)	1.3	(1.5)	2.9
Income tax provision	0.2	0.4	0.1	1.1

Net (loss) income	(3.0)%	0.9%	(1.6)%	1.8%

Thirteen and Twenty-Six Weeks Ended July 2, 2011 Compared to Thirteen and Twenty-Six Weeks Ended July 3, 2010

Net Sales and Gross Margin

	Thirteen Weeks Ended July 2, 2011	Thirteen Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 2, 2011	Twenty-Six Weeks Ended July 3, 2010
	(in thousands)
Net sales	$84,268	$53,188	$171,246	$109,479
Cost of sales	55,854	34,791	112,416	71,275

Gross profit	$28,414	$18,397	$58,830	$38,204
Gross margin	33.7%	34.6%	34.4%	34.9%

Net sales increased $31.1 million or 58.4% for Q2 2011, compared to Q2 2010. Excluding the WAG acquisition and the change in the Company’s revenue recognition in Q2 2010, net sales increased $4.3 million or 7.8% primarily due to a $2.6 million or 6.0% increase in e-commerce sales and a $0.6 million or 8.2% increase in online marketplace sales. Our e-commerce channel includes a network of e-commerce websites, supported by our call-center sales agents who generate cross-sell and up-sell opportunities. We also sell our products through our online marketplaces, which primarily consist of auction and other third-party websites. The increase in e-commerce sales for Q2 2011, compared to Q2 2010, resulted from a 9% increase in unique visitors, a 1% increase in revenue capture, which is the amount of dollars retained by us after taking into consideration any credit card declines, returns and product fulfillment, a 2% decline in average order value, and a 3% decline in conversion. Our conversion rate is the ratio of visitors who convert into placed orders.

Net sales increased $61.8 million or 56.4% for the twenty-six weeks ended July 2, 2011 (“YTD Q2 2011”), compared to the twenty-six weeks ended July 3, 2010 (“YTD Q2 2010”). Excluding the WAG acquisition and the change in the Company’s revenue recognition in Q2 2010, net sales increased $11.8 million or 10.6% primarily due to a $10.4 million or 12.1% increase in e-commerce sales. The increase in e-commerce sales for YTD Q2 2011, compared to YTD Q2 2010, resulted from a 4% improvement in conversion, an 9% increase in unique visitors, and a 2% increase in revenue capture, partially offset by a 3% decline in average order value.

We have historically experienced seasonality in our business which generally has resulted in higher sales in winter and summer months. We expect seasonality to continue in future years as automobile collisions during inclement weather create increased demand for body parts in winter months, and consumers often undertake projects to maintain and enhance the performance of their automobiles in the summer months. We anticipate that seasonality will continue to have a material impact on our financial condition and results of operations during the reporting periods in any given year.

Gross profit increased $10.0 million or 54.5% during Q2 2011, compared to Q2 2010. Excluding the WAG acquisition, gross profit increased $1.8 million or 9.9%. Gross profit increased $20.6 million or 54.0% during YTD Q2 2011, compared to YTD Q2 2010. Excluding the WAG acquisition, gross profit increased $4.1 million or 10.7%. The increase in gross profit was primarily due to increased sales across all sales channels except for online marketplaces.

Gross margin decreased 0.9% to 33.7% of net sales during Q2 2011, compared with Q2 2010. Excluding the WAG acquisition, gross margin decreased 0.6% to 34.0% of net sales. Gross margin decreased 0.5% to 34.4% of net sales during YTD Q2 2011, compared with YTD Q2 2011. Excluding the WAG acquisition, gross margin decreased 0.6% to 34.3% of net sales. Gross margin was unfavorably impacted by a mix shift from body to engine parts partially offset by price increases in both body and engine parts.

Marketing Expense

	Thirteen Weeks Ended July 2, 2011	Thirteen Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 2, 2011	Twenty-Six Weeks Ended July 3, 2010
	(in thousands)
Marketing expense	$14,366	$7,138	$27,951	$14,351
Percent of net sales	17.0%	13.5%	16.3%	13.1%

Online advertising expense (which includes catalog costs) was $7.6 million or 9.8% and $14.7 million or 9.3% of internet and catalog net sales for Q2 2011 and YTD Q2 2011, respectively. Excluding the WAG acquisition, online advertising expense was 7.0% of internet net sales, up 0.7% from Q2 2010, and 6.8% of internet net sales, up 0.3% from YTD Q2 2010. Marketing expense (excluding advertising expense) was $6.8 million or 8.0% of net sales for Q2 2011, compared to 7.5% in Q2 2010. Excluding the WAG acquisition, marketing expense was $4.7 million or 7.9% of Q2 2011 net sales, up 0.4% from Q2 2010. Marketing expense was $13.2 million or 7.7% of net sales for YTD Q2 2011, compared to 7.2% in YTD Q2 2010. Excluding the WAG acquisition, marketing expense was $9.2 million or 7.5% of YTD Q2 2011 net sales, up 0.3% from YTD Q2 2010. The increase was primarily due to higher amortization from software deployments this year and additional marketing services.

General and Administrative Expense

	Thirteen Weeks Ended July 2, 2011	Thirteen Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 2, 2011	Twenty-Six Weeks Ended July 3, 2010
	(in thousands)
General and administrative expense	$8,407	$6,395	$16,643	$12,132
Percent of net sales	10.0%	12.0%	9.7%	11.1%

General and administrative expense increased $2.0 million or 31.4% and $4.5 million or 37.2% in Q2 2011 and YTD Q2 2011, compared to Q2 2010 and YTD Q2 2010, respectively. Excluding the WAG acquisition and the cost to protect our intellectual property, general and administrative expense for Q2 2011 was $4.8 million or 8.0% of net sales, down 1.7% from Q2 2010, and general and administrative expense for YTD Q2 2011 was $10.0 million or 8.1% of net sales, down 1.3% from YTD Q2 2010. This decrease reflects fixed cost leverage from higher sales.

Fulfillment Expense

	Thirteen Weeks Ended July 2, 2011	Thirteen Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 2, 2011	Twenty-Six Weeks Ended July 3, 2010
	(in thousands)
Fulfillment expense	$4,592	$2,924	$9,599	$6,167
Percent of net sales	5.4%	5.5%	5.6%	5.6%

Fulfillment expense increased $1.7 million or 57.1% and $3.4 million or 55.7% in Q2 2011 and YTD Q2 2011, compared to Q2 2010 and YTD Q2 2010, respectively. Excluding the WAG acquisition, Q2 2011 fulfillment expense was $3.7 million or 6.2% of net sales, up from 5.5% last year, and YTD Q2 2011 fulfillment expense was $7.6 million or 6.2% of net sales, up from 5.6% last year. The increase is primarily due to higher depreciation and amortization expense from software deployments.

Technology Expense

	Thirteen Weeks Ended July 2, 2011	Thirteen Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 2, 2011	Twenty-Six Weeks Ended July 3, 2010
	(in thousands)
Technology expense	$1,917	$1,158	$3,855	$2,176
Percent of net sales	2.3%	2.2%	2.3%	2.1%

Technology expense increased $0.8 million or 65.5% and $1.7 million or 77.2% in Q2 2011 and YTD Q2 2011, compared to Q2 2010 and YTD Q2 2010, respectively. Excluding the WAG acquisition, Q2 2011 technology expense was $1.2 million or 2.0% of net sales, down 0.2%, reflecting fixed cost leverage from higher sales. YTD Q2 2011 technology expense was $2.5 million representing 2.0% of net sales in both YTD Q2 2011 and YTD Q2 2010.

Amortization of Intangibles

	Thirteen Weeks Ended July 2, 2011	Thirteen Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 2, 2011	Twenty-Six Weeks Ended July 3, 2010
	(in thousands)
Amortization of Intangibles	$1,363	$124	$2,990	$245
Percent of net sales	1.6%	0.2%	1.7%	0.2%

Amortization of intangibles increased by $1.2 million and $2.7 million for Q2 2011 and YTD Q2 2011, compared to Q2 2010 and YTD Q2 2010, respectively. The increase for both periods was primarily due to the acquisition of WAG’s intangible assets and the accelerated amortization of certain intangibles acquired from WAG. Excluding the WAG acquisition, amortization of intangibles was $0.1 million in Q2 2011 and Q2 2010 and $0.2 million in YTD Q2 2011 and YTD Q2 2010.

Interest (Expense) Income

	Thirteen Weeks Ended July 2, 2011	Thirteen Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 2, 2011	Twenty-Six Weeks Ended July 3, 2010
	(in thousands)
Interest (expense) income	$(185)	$34	$(467)	$55

Interest expense increased $0.2 million and $0.5 million in Q2 2011 and YTD Q2 2011, compared to Q2 2010 and YTD Q2 2010, respectively, primarily due to the interest on the long-term debt of $25 million borrowed in August 2010. The outstanding long-term debt was $21 million at July 2, 2011.

Income Tax Provision

	Thirteen Weeks Ended July 2, 2011	Thirteen Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 2, 2011	Twenty-Six Weeks Ended July 3, 2010
	(in thousands)
Income tax provision	$195	$225	$213	$1,175

For Q2 2011 and Q2 2010, our effective tax rate was (8.2)% and 32.8%, respectively. Additionally, for YTD Q2 2011 and YTD Q2 2010, our effective tax rate was (8.2)% and 36.9%, respectively. Our effective tax rate for both periods differed from the U.S. federal statutory rate primarily due to an increase in valuation allowance against pre-tax operating losses and recording of provision for increasing long-term deferred tax liabilities associated with indefinite-lived intangibles which could not be offset with the operating losses. As of July 2, 2011, we had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters.

Liquidity and Capital Resources

Sources of Liquidity

During the twenty-six weeks ended July 2, 2011, we funded our operations with cash and cash equivalents generated from operations, credit facilities and capital lease financings. We had cash and cash equivalents of $16.2 million as of July 2, 2011, representing a $1.4 million decrease from $17.6 million of cash and cash equivalents as of January 1, 2011. The decrease in cash and cash equivalents is primarily due to capital expenditures and pay down of long-term debt partially offset by operating cash flows. We had no balance outstanding under our bank line of credit at any time during the twenty-six weeks ended July 2, 2011.

On May 2, 2011, we filed a shelf registration statement covering the offer and sale of up to $200 million of common stock with the SEC. On August 8, 2011, we filed an amendment to the shelf registration statement filed May 2, 2011 to include language incorporating all Exchange Act filings filed after the date of our initial registration statement filing and prior to effectiveness. We have no immediate plans or current commitments to sell this common stock. The terms of any offering under our shelf registration statement will be determined at the time of the offering and disclosed in a prospectus supplement filed with the SEC.

Cash Flows

The following table summarizes the key cash flow metrics from our unaudited condensed consolidated statements of cash flow for the twenty-six weeks ended July 2, 2011 and July 3, 2010, respectively (in thousands):

	Twenty-Six Weeks Ended July 2,	Twenty-Six Weeks Ended July 3,
	2011	2010
Net cash provided by operating activities	7,420	9,317
Net cash used in investing activities	(6,057)	(21,292)
Net cash (used in) provided by financing activities	(2,720)	895
Effect of exchange rate changes on cash	11	26

Net decrease in cash and cash equivalents	(1,346)	(11,054)

Operating Activities

Net cash provided by operating activities decreased by $1.9 million for the twenty-six weeks ended July 2, 2011, as compared to the twenty-six weeks ended July 3, 2010, largely due to a decrease in cash used for purchase of inventory offset by timing of payments on accounts payable and collection on accounts receivable.

Investing Activities

Net cash flows used in investing activities decreased by $15.2 million for the twenty-six weeks ended July 2, 2011, as compared to the twenty-six weeks ended July 3, 2010, primarily due to decreased investment in short-term marketable securities.

Financing Activities

Net cash used in financing activities increased by $3.6 million for the twenty-six weeks ended July 2, 2011, as compared to the twenty-six weeks ended July 3, 2010, primarily due to the payment of $3.0 million made on our long-term debt under our credit facility.

Funding requirements

As of July 2, 2011, our working capital was $18.5 million. The historical seasonality in our business during the fourth and first calendar quarters of each year cause cash and cash equivalents, inventory and accounts payable to be generally higher in these quarters, resulting in fluctuations in our working capital.

In August 2010, we and Silicon Valley Bank (“Bank”) entered into a Loan and Security Agreement (the “Loan Agreement”) and other definitive documentation for a $35 million secured credit facility (the “Facility”). The Facility is comprised of a term loan in the original principal amount of $25 million and a revolving line of credit with availability up to $10 million. The Facility has a final maturity date of June 30, 2014, and borrowings under the Facility bear interest, at our election, at LIBOR (with a floor of 1.25%) plus a margin of from 2.00% to 3.00% per annum, or at the Wall Street Journal Prime Rate plus a margin of from 1.00% to 2.00% per annum, based upon our maximum funded debt ratio. An unused revolving line fee of 0.375% per annum is payable on the undrawn committed amount of the revolving line of credit. Interest on outstanding borrowings under the term loan and the revolving line of credit is payable no less than quarterly, and the outstanding principal of the term loan amortizes over four years and is payable quarterly, with any outstanding amount under the Facility to be paid in full on the final maturity date. Borrowings under the Facility are secured by liens over all our assets, including shares of stock in each of our subsidiaries. Ten of our subsidiaries are acting as co-borrowers under the Facility. At July 2, 2011, the LIBOR rate and the margin were 1.25% and 2.50% per annum, respectively. We had no borrowings on the revolving line of credit at any time during the twenty-six weeks ended July 2, 2011. The remaining term loan balance was $21 million as of July 2, 2011 and is to be repaid according to the following schedule (in thousands):

Payments Due by Period
Total	2011	2012	2013	2014
$21,000	$3,125	$6,250	$6,875	$4,750

The Loan Agreement requires us to comply with a number of covenants, including financial covenants related to maximum funded debt to consolidated EBITDA, liquidity, and consolidated fixed charge coverage ratios; negative pledge requirements; requirements to deliver quarterly and annual consolidated financial statements; requirements to maintain adequate insurances; prohibitions on changes in the business and disposition of our assets; and other customary covenants. The Loan Agreement also requires us to obtain a prior written consent from the Bank when we determine to pay any dividends on or make any distribution related to our common stock. The Loan Agreement includes usual and customary events of default and remedies for facilities of this nature. In February 2011, we and the Bank entered into Amendment No. 1 to Loan and Security Agreement and Limited Waiver (“Amendment”). The Amendment waived our lack of compliance with the consolidated fixed charge coverage ratio covenant in the Loan Agreement as of January 1, 2011. The Amendment also amended the definitions of “Baseline Liquidity and Consolidated EBITDA” to more readily accommodate our integration of the WAG acquisition. For the thirteen and twenty-six weeks ended July 2, 2011, we were in compliance with all covenants under the Facility.

We anticipate that funds generated from operations and cash on hand will be sufficient to meet our working capital needs, expected capital expenditures and the servicing of the debt for at least the next twelve months. Our future capital requirements may, however, vary materially from those now planned or anticipated. Changes in our operating plans, lower than anticipated net sales, additional acquisitions, increased expenses, continued or worsened economic conditions, or other events, including those described in “Risk Factors”, included in Part II, Item 1A of this report, may cause us to seek debt or equity financings in the future. Financings may not be available on acceptable terms, on a timely basis, or at all, and our failure to raise adequate capital when needed could negatively impact our growth plans and our financial condition and results of operations. As of July 2, 2011, our $3,766 (fair value in thousands) of ARPS investments remained classified as long-term investments as a result of failed auctions and market liquidity issues. We may not have immediate access to those funds.

We also plan to continue our technology investments in an effort to improve our websites, operating systems, and backend platforms.

Debt and Available Borrowing Resources

Short-term debt increased by $0.1 million as of July 2, 2011 from that as of January 1, 2011. Long-term debt decreased by $3.2 million as of July 2, 2011 from that as of January 1, 2011. The net decrease was primarily due to the $3 million payment made on our long-term debt under the credit facility during the twenty-six weeks ended July 2, 2011.

Our debt-equity ratio was calculated as the carrying value of debt divided by the carrying value of equity. As of July 2, 2011 and January 1, 2011, our debt-equity ratio was 0.30 and 0.33, respectively, due to borrowings under our credit facility.

As of July 2, 2011, an unused revolving line of credit with availability up to $10 million was available to us to obtain short-term and long-term financings if we need additional liquidity.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The following table sets forth our contractual cash obligations and commercial commitments as of July 2, 2011 (in thousands):

	Payment Due By Period
Contractual Obligations:	Total	2011	2012-2013	2014-2015	Thereafter
Principal payments on long-term debt (1)	21,000	3,125	13,125	4,750
Interest payments on long-term debt (2)	1,384	379	928	77
Operating lease obligations (3)	6,871	830	2,997	2,292	752
Capital lease obligations (4)	252	93	159

(1)	Amounts represent the expected principal cash payments relating to our long-term debt and do not include any fair value adjustments or discounts and premiums.
(2)	Amounts represent the expected interest cash payments relating to our long-term debt. The interest rate at July 2, 2011 was used to calculate the expected future interest payments.
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

Seasonality

We believe our business is subject to seasonal fluctuations. We have historically experienced higher sales of body parts in winter months when inclement weather and hazardous road conditions typically result in more automobile collisions. Engine parts and performance parts and accessories have historically experienced higher sales in the summer months when consumers have more time to undertake elective projects to maintain and enhance the performance of their automobiles and the warmer weather during that time is conducive for such projects. We expect the historical seasonality trends to continue to have a material impact on our financial condition and results of operations during the reporting periods in any given years.

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

Interest Rate Risk. Our investment securities generally consist of high-grade auction rate preferred securities. As of July 2, 2011, our long-term investments included $3.8 million (fair value) of investments in ARPS, which consisted of high-grade (A or AAA rated) collateralized debt obligations issued by municipalities and state agencies. Our ARPS have an interest rate that is reset in short intervals through auctions. The current conditions in the global credit markets have prevented some investors from liquidating their holdings of ARPS because the amount of securities submitted for sale has exceeded the amount of purchase orders for these securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other- than- temporary, we would be required to adjust the carrying value of the investment through an impairment charge.

In February 2008, we were informed that there was insufficient demand at auctions for four of our high-grade ARPS, representing approximately $7.8 million. As a result, these affected securities are currently not liquid and the interest rates have been reset to the predetermined higher rates. For the period between June 30, 2008 through July 2, 2011, we received partial redemptions at par on all four ARPS totaling $3.9 million. The remaining principal balance on our ARPS was $3.8 million as of July 2, 2011.

In the event we need to access the funds that are in an illiquid state, we will not be able to do so without the possible loss of principal until a future auction for these investments is successful or they are redeemed by the issuer. At this time, management has not obtained sufficient evidence to conclude that these investments are other-than-temporarily impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. If we are unable to sell these securities in the market or they are not redeemed, then we may be required to hold them indefinitely. We do not expect to have a need to access these funds for operational purposes for the foreseeable future. We plan to continue to monitor and evaluate these investments on an ongoing basis for impairment. Based on our ability to access our cash and other short-term investments, our expected cash flows, and our other sources of cash, we do not anticipate that the potential illiquidity of these investments will affect our ability to execute our current business plan. However, due to the illiquidity in the market, we have recorded $0.1 million of unrealized losses on our investment portfolio as of July 2, 2011.

As of July 2, 2011, we had a balance of $21.0 million outstanding under a term loan under our credit facility with Silicon Valley Bank. The interest rate on this loan is computed at a LIBOR loan rate, adjusted by features specified in our loan agreements. At our current debt level as of July 2, 2011, a 100 basis point increase in interest rates would not materially affect our earnings and cash flows. If, however, we are unable to meet the covenants in our loan agreement, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate. There can be no assurance that any renegotiated terms of credit would not materially impact our earnings. As of January 1, 2011, our consolidated fixed charge coverage ratio was lower than the ratio required by the covenants in the Loan and Security Agreement between us and Silicon Valley Bank. The bank has granted an amendment and limited waiver, which will not impact operating flexibility going forward. As of July 2, 2011, we were in compliance with all covenants under the credit facility.

Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. Dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. Dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. Dollar weakens year- over- year relative to currencies in our international locations, our consolidated net sales, gross profit, and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. Dollar strengthens year- over- year relative to currencies in our international locations, our consolidated net sales, gross profit and operating expenses will be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos, and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, we believe that a fluctuation of 10% in the Peso/U.S. Dollar exchange rate would have had approximately a $0.6 million impact on our operating expenses for the twenty-six weeks ended July 2, 2011. Our Canadian website sales are denominated in Canadian Dollars; however, fluctuations in exchange rates from these operations are only expected to have a nominal impact on our operating results due to the relatively small number of sales generated in Canada. We believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.

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

Our business is subject to a number of risks which are discussed below. Other risks are presented elsewhere in this report and in our other filings with the SEC. We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in the Annual Report on Form 10-K that we filed with the SEC on March 17, 2011. You should consider carefully the following risks in addition to the other information contained in this report and our other filings with the SEC, including our report on Form 10-K and our subsequent reports on Forms 10-Q and 8-K, and amendments thereto, before deciding to buy, sell or hold our common stock. If any of the following known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

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

* Future acquisitions could disrupt our business and harm our financial condition.

As part of our growth strategy, we acquired WAG on August 12, 2010 and we expect that we will selectively pursue additional acquisitions of businesses, technologies or services in order to expand our capabilities, enter new markets or increase our market share. In conjunction with the acquisition of WAG, we recorded a significant valuation allowance against our deferred tax asset, and have incurred greater than usual legal and accounting fees, as well as general and administrative expenses. Additionally, because the acquisition of WAG was a stock purchase, we may incur liability for acts taken prior to our acquisition that may involve costly litigation. Integrating any newly acquired businesses’ websites, technologies or services is likely to be expensive and time consuming. For example, our acquisition of All OEM Parts, Inc., the Partsbin.com, Inc., and other affiliated companies (collectively “Partsbin”), resulted in significant costs, including a material impairment charge, a write-down of goodwill associated with the acquisition, and a number of challenges, including retaining employees of the acquired company, integrating our order processing and credit processing, integrating our product pricing strategy, and integrating the diverse technologies and differing e-commerce platforms and accounting systems used by each company. Our integration activities in connection with our acquisitions have also caused a substantial diversion of our management’s attention. If we are unable to successfully complete the integration of acquisitions, including WAG, we may not realize the anticipated synergies from such acquisitions, we may take impairment charges and write-downs associated with such acquisitions, and our business and results of operations could suffer. In connection with the acquisition of WAG, we have incurred acquisition and integration related costs of $5.9 million. To finance any future acquisitions, it may also be necessary for us to raise additional capital through public or private financings or to obtain additional bank financing. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. Future acquisitions by us could also result in assumption of debt and unforeseen liabilities (including our becoming involved in litigation relating to any business we acquire) and significant adverse accounting charges, any of which could substantially harm our business, financial condition and results of operations.

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

Our credit facility includes a number of restrictive covenants. These covenants could impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. Specifically, such covenants restrict our ability and, if applicable, the ability of our subsidiaries to, among other things:

•	incur additional debt;

•	make certain investments and acquisitions;

•	enter into certain types of transactions with affiliates;

•	use assets as security in other transactions;

•	pay dividends on our capital stock or repurchase our equity interests;

•	sell certain assets or merge with or into other companies;

•	guarantee the debts of others;

•	enter into new lines of business;

•	pay or amend our subordinated debt; and,

•	form any joint ventures or subsidiary investments.

In addition, our current credit facility requires us to satisfy certain financial covenants. These financial covenants and tests could limit our ability to react to market conditions or satisfy extraordinary capital needs and could otherwise restrict our financing and operations.

Our ability to comply with the covenants and other terms of our debt obligations will depend on our future operating performance. If we fail to comply with such covenants and terms, we would be required to obtain waivers from our lenders to maintain compliance with our debt obligations. As of January 1, 2011, in connection with our credit facility, our consolidated fixed charge coverage ratio was lower than the ratio required by the covenants in the credit facility. In February 2011, we and the Bank, entered into an amendment to our credit facility that waived our non compliance with the consolidated fixed charge coverage ratio covenant in the credit facility. The amendment also amended the definitions of “Baseline Liquidity and Consolidated EBITDA” (earnings before income tax, depreciation and amortization) to more readily accommodate our integration of the WAG acquisition. If we are unable to obtain any necessary waivers and the debt is accelerated, a material adverse effect on our financial condition and future operating performance would result. Additionally, our indebtedness could have important consequences, including the following:

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

*We are dependent upon relationships with suppliers in Taiwan, China and the United States for the vast majority of our products.

We acquire substantially all of our products from manufacturers and distributors located in Taiwan, China and the United States. Our top ten suppliers represented approximately 55.1% of our total product purchases during the twenty-six weeks ended July 2, 2011. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. In addition, our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. In addition, the increasing consolidation among auto parts suppliers may disrupt or end our relationship with some suppliers, result in product shortages and/or lead to less competition and, consequently, higher prices.

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

*We are dependent upon third parties for distribution and fulfillment operations with respect to many of our products.

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on our distributors to manage inventory, process orders and distribute those products to our customers in a timely manner. For the twenty-six weeks ended July 2, 2011, our product purchases from a single supplier represented 16.4% of our total product purchases. If we do not maintain our existing relationships with this supplier and our other distributors on acceptable commercial terms, we will need to obtain other suppliers and may not be able to continue to offer a broad selection of merchandise at competitive prices, and our sales may decrease.

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

*Our executive officers and directors own a significant percentage of our stock.

As of July 2, 2011, our executive officers and directors and entities that are affiliated with them beneficially owned in the aggregate approximately 45.6% of our outstanding shares of common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to significantly influence our management and affairs and matters requiring stockholder approval including the election of our entire Board of Directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.

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

*If we fail to maintain an effective system of internal control over financial reporting or comply with Section 404 of the Sarbanes-Oxley Act of 2002, we may not be able to accurately report our financial results or prevent fraud, and our stock price could decline.

While management has concluded that our internal controls over financial reporting were effective as of July 2, 2011, we have in the past, and could in the future, have a material weakness or significant deficiency in our control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

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

*Negative conditions in the global credit markets may impair the liquidity of a portion of our investments portfolio, and adversely affect our results of operations and access to financing.

Our investment securities consist of high-grade auction rate preferred securities (“ARPS”). As of July 2, 2011, our long-term marketable securities were comprised of $3.8 million (par value) of high-grade (AAA rated) ARPS issued primarily by closed end funds that primarily hold debt obligations from municipalities. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of ARPS. In response to the credit situation, in February 2008, we instructed our investment advisor to liquidate all our investments in closed end funds and move these funds into money market investments but there was insufficient demand at auction for our remaining four high-grade ARPS, representing approximately $7.8 million at that time. As a result, these affected securities currently are not liquid, and have been reclassified as long-term investments. For the period between June 30, 2008 through July 2, 2011, an additional $3.9 million of our investments in ARPS were redeemed but we do not know when we will have access to the capital in these remaining investments. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal or until a future auction on these investments is successful, the securities are redeemed by the issuer or a secondary market emerges. If we cannot readily access these funds, we may be required to borrow funds or issue additional debt or equity securities to meet our capital requirements. As of July 2, 2011, management concluded that these remaining investments were temporarily impaired and has recognized an unrealized loss in other comprehensive income totaling $0.1 million. Management is not sure that these investments will not be settled in the short term, although the market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an additional impairment charge.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following exhibits are filed herewith.

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of U.S. Auto Parts Network, Inc. as filed with the Delaware Secretary of State on February 14, 2007 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

3.2	Amended and Restated Bylaws of U.S. Auto Parts Network, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

4.1 +	Specimen common stock certificate

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Incorporated by reference to the exhibit of the same number from the registration statement on Form S-1 of U.S. Auto Parts Network, Inc. (File No. 333-138379) initially filed with the Securities and Exchange Commission on November 2, 2006, as amended.
*	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2011	U.S. AUTO PARTS NETWORK, INC.
(Registrant)

	By	/S/ SHANE EVANGELIST
Shane Evangelist
Chief Executive Officer
(Principal Executive Officer)

	By	/S/ THEODORE R. SANDERS
Theodore R. Sanders
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of U.S. Auto Parts Network, Inc. as filed with the Delaware Secretary of State on February 14, 2007 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

3.2	Amended and Restated Bylaws of U.S. Auto Parts Network, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

4.1 +	Specimen common stock certificate

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Incorporated by reference to the exhibit of the same number from the registration statement on Form S-1 of U.S. Auto Parts Network, Inc. (File No. 333-138379) initially filed with the Securities and Exchange Commission on November 2, 2006, as amended.
*	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.