Form 10-Q
period 2011-10-01
U.S. Auto Parts Network, Inc.
filed 2011-11-09
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

As of November 4, 2011, the registrant had 30,625,764 shares of common stock, $0.001 par value, outstanding.

U.S. AUTO PARTS NETWORK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 1, 2011

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

PART I. FINANCIAL INFORMATION

ITEM	1. Financial Statements

U.S. AUTO PARTS NETWORK, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts and par value)

	October 1, 2011	January 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$15,151	$17,595
Short-term investments	1,117	1,062
Accounts receivable, net of allowances of $194 and $372, respectively	8,805	5,339
Inventory	45,717	48,100
Deferred income taxes	360	359
Other current assets	4,444	5,646

Total current assets	75,594	78,101
Property and equipment, net	34,800	33,140
Intangible assets, net	15,456	18,718
Goodwill	18,854	18,647
Investments	2,104	4,141
Other non-current assets	981	790

Total assets	$147,789	$153,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,833	$31,660
Accrued expenses	15,480	15,487
Current portion of long-term debt	6,250	6,125
Current portion of capital leases payable	128	132
Other current liabilities	7,454	5,522

Total current liabilities	63,145	58,926
Long-term debt, net of current portion	13,188	17,875
Capital leases payable, net of current portion	67	185
Deferred income taxes	3,233	3,046
Other non-current liabilities	983	701

Total liabilities	80,616	80,733
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at October 1, 2011 and January 1, 2011; 30,587,401 and 30,429,376 shares issued and outstanding at October 1, 2011 and January 1, 2011, respectively	31	30
Additional paid-in capital	156,372	153,962
Accumulated other comprehensive income	325	249
Accumulated deficit	(89,555)	(81,437)

Total stockholders’ equity	67,173	72,804

Total liabilities and stockholders’ equity	$147,789	$153,537

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Thirteen Weeks Ended October 1, 2011	Thirteen Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 1, 2011	Thirty-Nine Weeks Ended October 2, 2010
Net sales	$78,593	$72,349	$249,839	$181,828
Cost of sales (1)	54,248	48,342	166,664	119,617

Gross profit	24,345	24,007	83,175	62,211
Operating expenses:
Marketing (2)	14,002	11,145	41,953	25,496
General and administrative (2)	9,096	8,156	25,739	20,288
Fulfillment (2)	4,449	4,102	14,048	10,269
Technology (2)	1,676	1,665	5,531	3,841
Amortization of intangibles	338	919	3,328	1,164

Total operating expenses	29,561	25,987	90,599	61,058

(Loss) income from operations	(5,216)	(1,980)	(7,424)	1,153
Other income (expense):
Other income	201	134	279	185
Interest expense	(291)	(214)	(758)	(214)

Total other expense, net	(90)	(80)	(479)	(29)

(Loss) income before income taxes	(5,306)	(2,060)	(7,903)	1,124
Income tax provision	2	10,979	215	12,154

Net loss	$(5,308)	$(13,039)	$(8,118)	$(11,030)

Basic net loss per share	$(0.17)	$(0.43)	$(0.27)	$(0.36)

Diluted net loss per share	$(0.17)	$(0.43)	$(0.27)	$(0.36)

Shares used in computation of basic net loss per share	30,571,472	30,357,988	30,521,529	30,225,194
Shares used in computation of diluted net loss per share	30,571,472	30,357,988	30,521,529	30,225,194

(1)	Excludes depreciation and amortization expense which is included in marketing, general and administrative and fulfillment costs.
(2)	Includes share-based compensation expense related to option grants, as follows:

	Thirteen Weeks Ended October 1, 2011	Thirteen Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 1, 2011	Thirty-Nine Weeks Ended October 2, 2010
Marketing	$82	$73	$329	$265
General and administrative	387	447	1,162	1,447
Fulfillment	100	72	276	261
Technology	54	48	179	139

Total share-based compensation expense	$623	$640	$1,946	$2,112

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Thirty-Nine Weeks Ended October 1, 2011	Thirty-Nine Weeks Ended October 2, 2010
Operating activities
Net loss	$(8,118)	$(11,030)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,202	6,483
Amortization of intangibles	3,328	1,164
Share-based compensation	1,946	2,112
Deferred income taxes	187	12,232
Amortization of deferred financing costs	95	20
Loss from disposition of assets	—	(15)
Changes in operating assets and liabilities:
Accounts receivable	(3,466)	2,943
Inventory	2,383	(15,871)
Prepaid expense and other current assets	(105)	(5,969)
Other non-current assets	—	(137)
Accounts payable and accrued expenses	2,725	7,357
Other current liabilities	1,940	1,656
Other non-current liabilities	283	663

Net cash provided by operating activities	10,400	1,608
Investing activities
Additions to property and equipment	(11,140)	(9,798)
Purchases of intangibles	(63)	(1,003)
Changes in restricted cash	319	(319)
Proceeds from sale of marketable securities	2,100	29,409
Purchases of marketable securities	(55)	(19,225)
Purchases of company-owned life insurance	(281)	(250)
Proceeds from purchase price adjustment	787	—
Acquisition, net of cash acquired	—	(27,500)

Net cash used in investing activities	(8,333)	(28,686)
Financing activities
Proceeds from long-term debt	—	25,000
Payments made on long-term debt	(4,562)	—
Changes in book overdraft	(85)	—
Payments of short-term financing	(122)	(5)
Payments of debt financing costs	(53)	(467)
Proceeds from exercise of stock options	324	788

Net cash (used in) provided by financing activities	(4,498)	25,316

Effect of exchange rate changes on cash	(13)	51
Net change in cash and cash equivalents	(2,444)	(1,711)
Cash and cash equivalents, beginning of period	17,595	26,251

Cash and cash equivalents, end of period	$15,151	$24,540

Supplemental disclosure of non-cash investing and financing activities:
Accrued asset purchases	$1,191	$589
Property acquired under capital lease	32	285
Unrealized gain (loss) on investments	58	(98)
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$9	$103
Cash paid during the period for interest	853	$97

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

The Company is a Delaware C corporation and is headquartered in Carson, California. The Company also has employees located in Kansas, Virginia, Illinois and Ohio, as well as in the Philippines.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of October 1, 2011 and January 1, 2011, and the consolidated results of operations for the thirteen and thirty-nine weeks ended October 1, 2011 and October 2, 2010, and cash flows for the thirty-nine weeks ended October 1, 2011 and October 2, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company’s results of operations for the thirteen and thirty-nine weeks ended October 1, 2011 are not necessarily indicative of those to be expected for the entire year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 1, 2011 (“fiscal 2010”), which was filed with the SEC on March 17, 2011.

Subsequent to the issuance of the Company’s fiscal 2010 consolidated financial statements, the Company identified an error which resulted in reclassifying $1.5 million from accounts receivable to goodwill. The Company considers this an immaterial reclassification and has changed the January 1, 2011 consolidated balance sheet. See “Note 5 – Business Combination” for details on the immaterial reclassification.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), an update to ASC Topic 220, Comprehensive Income (“ASC 220”). The amendments in ASU 2011-05 revise the manner in which entities present comprehensive income in their financial statements by removing the presentation options in ASC 220 and requiring entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in ASU 2011-5 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company will adopt the provisions of ASU 2011-05 on January 1, 2012, the starting date of its fiscal year ending December 29, 2012. The adoption will have an impact on the presentation of other comprehensive income on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), an update to ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”). Under the amendments in ASU 2011-8, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company adopted the provisions of ASU 2011-08 on October 2, 2011, the starting date of the fourth quarter of its fiscal year ending December 31, 2011 (“fiscal 2011”). The Company believes that the adoption will not have a material effect on the Company’s consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Investments

As of October 1, 2011, the Company held the following securities and investments, recorded at fair value (in thousands):

		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Auction rate preferred securities in municipal and state agencies (1)	$2,125	$—	$(21)	$2,104
Mutual funds and money market funds (2)	1,130	—	(13)	1,117

Total	$3,255	$—	$(34)	$3,221

As of January 1, 2011, the Company held the following securities and investments, recorded at fair value (in thousands):

		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Auction rate preferred securities in municipal and state agencies (1)	$4,225	$—	$(84)	$4,141
Mutual funds (2)	1,070	—	(8)	1,062

Total	$5,295	$—	$(92)	$5,203

(1)

Auction rate preferred securities (“ARPS”) issued by municipal and state agencies have a maturity of 15 to 30 years and are classified as long-term investments available-for-sale. As of October 1, 2011 and January 1, 2011, all of these securities were held in two and three, respectively, tax-exempt municipal bonds managed under closed-end funds and had been in a continuous loss position for more than twelve months.

(2)

Mutual funds and money market funds are classified as short-term investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.

Proceeds from the sale of available-for-sale securities are disclosed separately in the accompanying unaudited condensed consolidated statements of cash flows. For the thirteen and thirty-nine weeks ended October 1, 2011 and October 2, 2010, there were no recognized gross realized gains or losses.

The accumulated unrealized net loss on the securities and investments at October 1, 2011 and January 1, 2011 was $34,000 and $92,000, respectively.

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

Provisions of ASC 820 establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

Level 1—Observable inputs such as quoted prices in active markets;

Level 2—Inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3—Unobservable inputs in which little or no market data exists, therefore, requiring an entity to develop its own assumptions.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Assets Valued on a Recurring Basis

As of October 1, 2011 and January 1, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s financial instruments, including investments associated with the ARPS. The Company measures the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at October 1, 2011 and January 1, 2011 (in thousands):

	As of October 1, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$15,151	$15,151	$—	$—
Short-term investments (2)	1,117	1,117	—	—
Non-current investments available-for-sale (3)	2,104	—	—	2,104

	$18,372	$16,268	$—	$2,104

	As of January 1, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$17,595	$17,595	$—	$—
Short-term investments (2)	1,062	1,062	—	—
Non-current investments available-for-sale (3)	4,141	—	—	4,141

	$22,798	$18,657	$—	$4,141

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

(3)

As of October 1, 2011, the Company had invested $2.1 million in ARPS, which are classified as available-for-sale securities and reflected at $2.1 million, which includes an unrealized loss of $21,000. As of January 1, 2011, the Company had invested $4.2 million in ARPS, which were classified as available-for-sale securities and reflected at $4.1 million, which included an unrealized loss of $84,000. The Company has included its investments related to ARPS in the Level 3 category.

Before utilizing Level 3 inputs in fair value measurement, the Company considered significant Level 2 observable inputs of similar assets in active and inactive markets. The Company’s broker dealer received estimated market values from an independent pricing service as of the balance sheet date and the anticipated future market for such investments. These investments consist solely of collateralized debt obligations supported by municipal and state agencies; do not include mortgage-backed securities or student loans; have redemption features that call for redemption at 100% of par value; and have a current credit rating of A or AAA. For the period between June 30, 2008 through October 1, 2011, the Company received partial redemptions at par on these investments totaling $5.6 million. The fact that there is not an active market to liquidate these investments was considered in classifying them as Level 3. Due to the uncertainty with regard to the short-term liquidity of these securities, the Company determined that it could not rely on par value to represent fair value. Therefore, the Company estimated the fair values of these securities utilizing a discounted cash flow valuation model as of October 1, 2011 and January 1, 2011. This analysis considered the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation the security will have a successful auction or market liquidity. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

As a result of the temporary declines in fair value for the Company’s ARPS, which the Company generally attributes to liquidity issues rather than credit issues, the Company recorded an unrealized loss of $21,000 and $84,000 to accumulated other comprehensive income as of October 1, 2011 and January 1, 2011, respectively. Due to the Company’s belief that the market for these collateralized instruments may take in excess of twelve months to fully recover, the Company has classified these investments as noncurrent and has included them in investments on the unaudited condensed consolidated balance sheets at October 1, 2011 and January 1, 2011. As of October 1, 2011, the Company continued to earn interest on all of its ARPS instruments. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If the Company determined that any decrease in the value of the instruments was other-than-temporary, it would record a charge to earnings as appropriate. The Company is not certain how long it may be required to hold each security. However, given the Company’s current cash position, liquid cash equivalents and expected cash provided by operations, it believes it has the ability to hold, and intends to continue to hold the ARPS as long-term investments until the market for such securities stabilizes.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the thirty-nine weeks ended October 1, 2011 and the fiscal year ended January 1, 2011, there were no transfers of Level 1 and Level 2 assets. The following tables present the Company’s ARPS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at October 1, 2011 and January 1, 2011 (in thousands):

Long-Term Investments
Balance as of July 2, 2011	$3,766
Redemption	(1,700)
Unrealized gains included in other comprehensive income	38

Balance as of October 1, 2011	$2,104

Long-Term Investments
Balance as of January 1, 2011	$4,141
Redemption	(2,100)
Unrealized gains included in other comprehensive income	63

Balance as of October 1, 2011	$2,104

Long-Term Investments
Balance as of July 3, 2010	$4,165
Redemption	—
Unrealized gains included in other comprehensive income	(36)

Balance as of October 2, 2010	$4,129

Long-Term Investments
Balance as of January 2, 2010	$4,264
Redemption	(125)
Unrealized gains included in other comprehensive income	(10)

Balance as of October 2, 2010	$4,129

Non-Financial Assets Valued on a Non-Recurring Basis

The Company’s long-lived or indefinite-lived intangible assets are measured at fair value on a non-recurring basis. These assets are measured at cost but are written down to fair value, if necessary, as a result of impairment.

As of October 1, 2011 and January 1, 2011, the Company’s long-lived and indefinite-lived intangible assets did not indicate a potential impairment under the provisions of ASC Topic 350, Intangibles and ASC Topic 360, Property, Plant, and Equipment and, as such, they were not measured at fair value.

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

Note 5—Business Combination

In August 2010, the Company completed the purchase (the “Acquisition”) of all of the issued and outstanding shares of Automotive Specialty Accessories and Parts (“WAG”), a leader in the automobile aftermarket performance parts and accessories market. Assets acquired include intangible assets consisting of customer relationships, technology, and trade names, tangible assets such as furniture and fixtures, machinery and equipment, and a 350,000 square foot distribution center in LaSalle, Illinois with a headquarter office located in Chicago, Illinois. The final purchase price of WAG was $26.7 million in cash, including certain adjustments as set forth in that certain Stock Purchase Agreement executed August 2, 2010 (the “Purchase Agreement”) among Go Fido, Inc., WAG, 2000 Riverside Capital Appreciation Fund, L.P. and the other stockholders of WAG. The Acquisition provided the Company with product line expansion into all terrain vehicles, recreational vehicles and motorcycles, as well as deep product knowledge into niche segments like Jeep, Volkswagen and truck enthusiasts. This expansion in the Company’s product line has increased its customer reach in the do-it-yourself automobile and off-road accessories market. In addition, WAG’s state-of-the-art facility located in Illinois, which was custom built for business-to-consumer distribution of auto parts, allowed the Company to complete a three-distribution center network. The Company believes that the combination of WAG’s established brands and focus on the customer experience, coupled with the Company’s capacity to compete online, creates opportunity for growth. These expected synergies from the Acquisition contributed to the goodwill associated with the Acquisition of $9.1 million. See the purchase price allocation table below for further details.

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

The following table summarizes our allocation of the purchase price for the Acquisition to the estimated fair values of the assets acquired and liabilities assumed at the date of the Acquisition (in thousands):

Purchase price paid in cash (1)	$27,500
Purchase price adjustment (2)	(787)

Final purchase price	$26,713

Purchase price allocation is presented below:
Assets:
Accounts receivable (3)	1,132
Inventory	12,366
Deferred income taxes	120
Property and equipment	16,430
Intangible assets	17,378
Other assets	2,287

Total assets	$49,713

Liabilities:
Accounts payable	$(23,542)
Accrued expenses	(4,534)
Deferred income taxes	(2,734)
Other liabilities	(1,272)

Total liabilities	$(32,082)

Goodwill (4)	$9,082

Final purchase price	$26,713

(1)	Represents the purchase price paid in cash, net of cash acquired, at the closing of the Acquisition of $27.5 million.
(2)

The purchase price adjustment of $787,000 represents the settlement amount that shareholders of WAG paid to USAP for the negative working capital amount of WAG on the date of the Acquisition. The net working capital of WAG on the date of the Acquisition was determined in accordance with the definitions and procedures set forth in the Purchase Agreement.

(3)

Accounts receivable decreased by $1.5 million from $2.6 million in the current quarter due to the Company’s correction of an immaterial balance sheet reclassification. See below for additional information.

(4)

Goodwill resulting from the Acquisition was non-deductible for tax purposes. Goodwill increased by $1.5 million from $7.6 million in the current quarter due to the Company’s correction of an immaterial balance sheet reclassification. See below for additional information.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

WAG’s financial results have been included in our condensed consolidated statement of operations since the acquisition date of August 12, 2010. Therefore, pro forma information for the thirteen and thirty-nine weeks ended October 1, 2011 has not been presented since the results of operations of WAG have been included in our actual consolidated results of operations for the entire period. The following pro forma financial information presents the results as if the Acquisition had occurred on January 3, 2010 (in thousands, except share and per share amounts):

	Thirteen Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 2, 2010
Net sales	$83,794	$258,435
Net loss	(3,471)	(9,435)
Basic net loss per share	(0.11)	(0.31)
Diluted net loss per share	(0.11)	(0.31)
Weighted average shares used in computing basic net loss per common share	30,357,988	30,225,194
Weighted average shares used in computing diluted net loss per common share	30,357,988	30,225,194

Related to the Acquisition, the Company has incurred acquisition and integration related costs of $3.8 million and $6.6 million for the thirteen and thirty-nine weeks ended October 1, 2011, respectively, which have been recorded in general and administrative expenses. These costs included one-time contract cancellation costs of $1.5 million that the Company recorded in September 2011, pursuant to ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”), for terminating WAG’s sublease agreement related to its former corporate offices located in Chicago, Illinois. See “Note 14 – Subsequent Events” for details on the sublease termination.

During the current quarter, the Company discovered that certain accounts receivable were erroneously overstated by $1.5 million which also resulted in an understatement of $1.5 million in related goodwill. Accordingly, the Company reclassified $1.5 million from accounts receivable to goodwill in the consolidated balance sheet as of January 1, 2011. The Company considers this an immaterial reclassification. This reclassification had no effect on the Company’s previously reported consolidated statements of operations, consolidated statements of shareholders’ equity nor the consolidated net cash provided by operating activities, the net cash used in investing activities and the net cash (used in) provided by financing activities within the consolidated statement of cash flows.

No significant integration costs are anticipated in the future, subject to changes in the integration plan. The majority of the acquisition and integration related costs were paid as of October 1, 2011.

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Goodwill and Intangibles

The following table summarizes the change in our goodwill during the thirty-nine weeks ended October 1, 2011 as follows (in thousands):

Balance at January 1, 2011 (as previously reported)	$17,137
Change in goodwill	1,510

Balance at January 1, 2011 (as adjusted)	$18,647
Change in goodwill	207

Balance at October 1, 2011	$18,854

During the thirty-nine weeks ended October 1, 2011, the Company recorded goodwill adjustments of $1.7 million related to the immaterial balance sheet reclassification of WAG’s $1.5 million accounts receivable and the settlement amount of $0.2 million received from the shareholders of WAG for the negative working capital of WAG on the date of the Acquisition. See “Note 5 – Business Combination” for details on the goodwill adjustments.

The Company evaluates goodwill for impairment on an annual basis or more frequently if events or circumstances occur that would indicate a reduction in fair value. As of October 31, 2010, the Company performed its annual impairment test and the excess of fair value estimates over carrying value for our reporting unit was approximately $187 million. Based on its analysis, there would have to be a 65% decrease in the fair value of the reporting unit to fail step 1. During the thirty-nine weeks ended October 1, 2011, there was no change to the Company’s reporting unit and no events or circumstances occurred that would indicate an impairment of goodwill based on the excess of fair value over carrying value for our reporting unit. The accumulated impairment loss on goodwill was $4.4 million as of October 1, 2011 and January 1, 2011.

Intangibles subject to amortization are expensed on a straight-line basis. Amortization expense relating to intangibles totaled $0.3 million and $3.3 million for the thirteen and thirty-nine weeks ended October 1, 2011, respectively. Amortization expense relating to intangibles totaled $1.0 million and $1.2 million for the thirteen and thirty-nine weeks ended October 2, 2010, respectively. During the thirteen and thirty-nine weeks ended October 1, 2011, the Company purchased certain domain and trade names for a purchase price of $15,000 and $63,000, respectively. All of these assets were allocated to intangible assets not subject to amortization. During the thirteen and thirty-nine weeks ended October 2, 2010, the Company purchased certain websites and domain names for a purchase price of $1.0 million, of which $0.8 million was allocated to amortizable intangibles. In addition, associated with the Acquisition, approximately $8.2 million of the total purchase price had been allocated to trade name assets with an indefinite life and $9.2 million had been allocated to amortizable intangible assets during the third quarter of fiscal 2010 as noted in the table below.

Intangibles, excluding goodwill, consisted of the following at October 1, 2011 and January 1, 2011 (in thousands):

	Useful Life	October 1, 2011				January 1, 2011
		Gross Carrying Amount	Accum. Amort.	Net Carrying Amount		Gross Carrying Amount		Accum. Amort.	Net Carrying Amount
Intangible assets subject to amortization:
Websites	5 years	$2,035	$(900)		$1,135		$2,035	$(594)		$1,441
Internet platform intellectual property (1)	10 months	4,300	(4,300)		—		4,300	(1,984)		2,316
Product design intellectual property (1)	9 years	2,750	(340)		2,410		2,750	(116)		2,634
Customer relationships (1)	4 years		(583)	1,467		2,050		(197)	1,853
Assembled workforce	7 years	481	(252)		229		478	(182)		296
Favorable lease (1)	2.5 years	78	(40)		38		78	(14)		64

Sub-Total		11,694	(6,415)		5,279		11,691	(3,087)		8,604
Intangible assets not subject to amortization:
Domain and trade names (2)	Indefinite life	10,177	—		10,177		10,114	—		10,114

Total		$21,871	$(6,415)		$15,456		$21,805	$(3,087)		$18,718

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Includes the intangible assets acquired in connection with the Acquisition.
(2)	Includes domain names assigned a value of $8.2 million purchased in connection with the Acquisition.

The following table summarizes the future estimated amortization expense for these assets over the next five years (in thousands):

2011	$335
2012	1,344
2013	1,281
2014	881
2015	303
Thereafter	1,135

Total	$5,279

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

The Loan Agreement requires the Company to comply with a number of restrictive covenants, including financial covenants related to maximum funded debt to consolidated EBITDA, liquidity, and consolidated fixed charge coverage ratios; negative pledge requirements; requirements to deliver quarterly and annual consolidated financial statements; requirements to maintain adequate insurances; prohibitions on changes in the business and disposition of the Company’s assets; and other customary covenants. The Loan Agreement also requires the Company to obtain a prior written consent from the Bank when the Company determines to pay any dividends on or make any distribution related to its common stock. The Loan Agreement includes usual and customary events of default and remedies for facilities of this nature. In February and October 2011, the Company and the Bank entered into Amendment No. 1 and Amendment No. 2, respectively, to Loan and Security Agreement and Limited Waiver (collectively, the “Amendments”). The Amendments waived the Company’s lack of compliance with the consolidated fixed charge coverage ratio covenant in the Loan Agreement as of January 1, 2011 and October 1, 2011 to more readily accommodate the Company’s integration of the WAG acquisition.

As of January 1, 2011, the required consolidated fixed charge coverage ratio was 1.10: 1.00 and the Company’s consolidated fixed charge coverage ratio was 0.60: 1.00. For purposes of calculating the consolidated fixed charge coverage ratio, the Amendment No. 1 amended the definition of “Consolidated EBITDA” to allow the Company to add back restructuring costs and transaction fees and expense related to the WAG acquisition to the extent paid on or before June 30, 2011 in an amount not to exceed $5,000,000 and integration capital expenditures related to the WAG acquisition in an amount not to exceed $5,000,000 in the aggregate for the fourth quarter ending January 1, 2011 and three consecutive fiscal quarters thereafter to the extent paid during such periods. As amended, the Company’s consolidated fixed charge coverage ratio was 1.25:1.00 and was in compliance.

As of October 1, 2011, the required consolidated fixed charge coverage ratio was 1.25:1.00 and the Company’s consolidated fixed charge coverage ratio was 0.92: 1.00. For purposes of calculating the consolidated fixed charge coverage ratio, the Amendment No. 2 amended the definition of “Consolidated EBITDA” to allow the Company to add back restructuring costs and transaction fees and expenses related to the WAG acquisition to the extent paid in the fiscal quarters ending January 1, 2011, April 2, 2011, July 2, 2011 or October 1, 2011 and integration capital expenditures related to the WAG acquisition in the fiscal quarters ending January 1, 2011, April 2, 2011, July 2, 2011 and October 1, 2011, to the extent paid during such periods. As amended, the Company’s consolidated fixed charge coverage ratio was 1.80:1.00 and was in compliance.

For the thirteen and thirty-nine weeks ended October 1, 2011, as amended by the Amendments, the Company was in compliance with all covenants under the credit facility.

The Loan Agreement, as amended by the Amendments, contains the following financial covenants:

•	Maximum funded debt to consolidated EBITDA. A ratio of aggregate credit extensions outstanding to trailing 12 month consolidated EBITDA of not greater than the following:

•	2.25:1.00 from effective date through quarter ending September 30, 2010

•	2.00:1.00 for quarters ending December 31, 2010 through June 30, 2011

•	1.50:1.00 for quarters ending September 30, 2011 through June 30, 2012

•	1.00:1.00 for each quarter ending thereafter

•	Consolidated fixed charge coverage ratio for the period set forth below of not less than the ratio set forth below:

•	1.10:1.00 for two quarters ending December 31, 2010

•	1.25:1.00 for three quarters ending March 31, 2011

•	1.25:1.00 for four quarters ending June 30, 2011, September 30, 2011 and December 31, 2011

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	1.50:1.00 for each quarter ending thereafter

•	Liquidity as follows:

•	Unrestricted cash and cash equivalents minus outstanding advances of at least $7,500,000.

The Company’s financial covenant ratios under the Loan Agreement as of October 1, 2011, as amended, were 1.30:1.00 for maximum funded debt to consolidated EBITDA and 1.80:1.00 for consolidated fixed charge coverage. As of October 1, 2011, the Company’s liquidity was $15,023,000.

The Company expects to be in compliance with the financial covenants in the Loan Agreement through the remaining term of the Loan Agreement, however, it is possible that a breach of the financial covenants may occur in the future, should the Company’s forecasted EBITDA levels not be achieved. If the Company breaches any of the covenants under the Loan Agreement and is unable to obtain waivers from the Bank, the Bank will be able to exercise their rights and remedies under the Loan Agreement, including a call provision on outstanding debt, which would have a material adverse effect on the Company’s business and financial condition.

At October 1, 2011, the LIBOR floor rate and the margin were 1.25% and 2.50% per annum, respectively. The Company had no borrowings on the revolving line of credit at October 1, 2011. The remaining term loan balance was $19.4 million as of October 1, 2011 and is to be repaid according to the following schedule (in thousands):

Payments Due by Period
Total	2011	2012	2013	2014
$19,438	$1,563	$6,250	$6,875	$4,750

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of our long-term debt under the facility approximated its carrying amount as of October 1, 2011.

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

Under these guidelines, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. The Company currently uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based payment awards utilizing the Black-Scholes option pricing model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. As of October 1, 2011, the Company did not have an adequate history of market prices of its common stock as the Company recently became a public company, and as such, the Company estimates volatility using historical volatilities of similar public entities. The expected life of the awards is based on a simplified method which defines the life as the average of the contractual term of the options and the weighted average vesting period for all open tranches. Due to the limited period of time our equity shares have been publicly traded, we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of awards. The dividend yield assumption is based on the Company’s expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company considers many factors when estimating expected forfeitures, including employee class, economic environment, and historical experience. Share-based compensation expense recognized in our financial statements is based on awards that are ultimately expected to vest. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested options, we may be required to accelerate, increase or cancel any remaining unrecognized share-based compensation expense.

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

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under the Company’s 2007 Omnibus Incentive Plan, the Company granted stock options to purchase 40,000 shares of common stock during the thirteen weeks ended October 1, 2011 at a weighted-average grant date fair value of $4.47. The Company granted stock options to purchase 700,000 shares of common stock during the thirty-nine weeks ended October 1, 2011 at a weighted-average grant date fair value of $7.56. The Company had $3.0 million of unrecognized share-based compensation expense related to stock options outstanding as of October 1, 2011, which expense is expected to be recognized over a weighted-average period of 2.23 years. During the thirteen weeks ended October 1, 2011, options to purchase 27,416 shares were exercised and the total intrinsic value of the exercised options was $0.1 million. During the thirty-nine weeks ended October 1, 2011, options to purchase 98,407 shares were exercised and the total intrinsic value of the exercised options was $0.4 million. The intrinsic value of stock options at the date of the exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. At October 1, 2011, there were 2,653,167 shares of common stock available for future grants under this plan.

Under the Company’s 2007 New Employee Incentive Plan, there were no stock options granted during the thirty-nine weeks ended October 1, 2011. The Company had $0.1 million of unrecognized share-based compensation expense related to stock options outstanding under this plan as of October 1, 2011, which expense is expected to be recognized over a weighted-average period of 1.25 years. During the thirty-nine weeks ended October 1, 2011, there were no options exercised under this plan. At October 1, 2011, 750,000 shares of common stock were available for future grants under this plan.

Under the Company’s 2006 Equity Incentive Plan, there were no stock options granted during the thirty-nine weeks ended October 1, 2011. The Company had no unrecognized share-based compensation expense related to stock options outstanding under this plan as of October 1, 2011. During the thirty-nine weeks ended October 1, 2011, there were no options exercised under this plan. As of October 1, 2011, there were 2,760,387 shares of common stock available for future grants under this plan.

On May 5, 2009, the Company issued warrants to purchase up to 30,000 shares of common stock, which warrants terminate seven years after their grant date. The warrants were issued in connection with the financial advisory services provided by a consultant to the Company. The warrants vest in thirty-six equal monthly increments of 833 shares each on the last calendar day of each calendar month commencing May 5, 2009. The re-measured fair value of these warrants was $3.43 per share at October 1, 2011. On April 27, 2010, the Company issued additional warrants to purchase up to 20,000 shares of common stock to the same holder in connection with the financial advisory services provided to the Company. The warrants vest in twenty-four equal monthly increments of 833 shares each on the last calendar day of each calendar month commencing April 27, 2010. The re-measured fair value of these warrants was $1.55 per share at October 1, 2011. The Company determined the fair value of the warrants using the Black-Scholes option pricing model based on the estimated fair value of the underlying common stock. There were no warrants exercised during the thirty-nine weeks ended October 1, 2011.

Note 9—Income Taxes

For the thirteen weeks ended October 1, 2011 and October 2, 2010, the effective tax rate for the Company was 0% and (533.2)%, respectively. For the thirty-nine weeks ended October 1, 2011 and October 2, 2010, the effective tax rate for the Company was (2.7)% and 1,081.3%, respectively. The Company’s effective tax rate for the thirteen and thirty-nine weeks ended October 1, 2011 differed from the U.S. federal statutory rate primarily due to an increase in valuation allowance against pre-tax operating losses and recording of provision for increasing long-term deferred tax liabilities associated with indefinite-lived intangibles which could not be offset with the operating losses. The Company’s effective tax rate for the thirteen and thirty-nine weeks ended October 2, 2010 differed from the U.S. federal statutory rate primarily as a result of the recording of an $11.4 million valuation allowance against the Company’s deferred tax assets.

As of October 1, 2011, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record accrued interest and penalties related to unrecognized tax benefits as income tax expense.

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

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Comprehensive (Loss) Income

The Company reports comprehensive (loss) income in accordance with ASC Topic 220, Comprehensive Income, which defines comprehensive (loss) income as net (loss) income affected by non-stockholder changes in equity. Comprehensive loss for the thirteen and thirty-nine weeks ended October 1, 2011 and October 2, 2010 was as follows (in thousands):

	Thirteen Weeks Ended October 1, 2011	Thirteen Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 1, 2011	Thirty-Nine Weeks Ended October 2, 2010
Net loss	$(5,308)	$(13,039)	$(8,118)	$(11,030)
Foreign currency translation adjustments	34	135	19	149
Unrealized (loss) gain in investments	(16)	(54)	57	11

Comprehensive loss	$(5,290)	$(12,958)	$(8,042)	$(10,870)

Note 11—Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period and potentially dilutive common stock equivalents outstanding for the period. Periods of net loss require the diluted computation to be the same as the basic computation. Due to the loss in the thirteen and thirty-nine weeks ended October 1, 2011, 1,338,450 and 1,558,237 shares, respectively, have been excluded from the computation of diluted net loss per share.

Net loss per share has been computed in accordance with ASC Topic 260, Earnings Per Share. The following table sets forth the computation of basic and diluted net loss income per share (in thousands, except share and per share data):

	Thirteen Weeks Ended October 1, 2011	Thirteen Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 1, 2011	Thirty-Nine Weeks Ended October 2, 2010
Net Loss Per Share
Numerator:
Net loss	$(5,308)	$(13,039)	$(8,118)	$(11,030)
Denominator:
Weighted-average common shares outstanding (basic)	30,571,472	30,357,988	30,521,529	30,225,194

Weighted-average common shares outstanding (diluted)	30,571,472	30,357,988	30,521,529	30,225,194

Basic net loss per share	$(0.17)	$(0.43)	$(0.27)	$(0.36)
Diluted net loss per share	$(0.17)	$(0.43)	$(0.27)	$(0.36)

Potentially dilutive securities were not included in the calculation of diluted net income per share because these securities would be anti-dilutive due to the Company’s stock price. The related securities are as follows (in common equivalent shares):

	Thirteen Weeks Ended October 1, 2011	Thirteen Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 1, 2011	Thirty-Nine Weeks Ended October 2, 2010
Warrants to purchase common stock	20,000	20,000	20,000	9,416
Options to purchase common stock	2,674,709	1,559,619	1,970,680	1,432,762

Total	2,694,709	1,579,619	1,990,680	1,442,178

Note 12—Deferred Compensation Plan

In January 2010, the Company adopted the U.S. Auto Parts Network, Inc. Management Deferred Compensation Plan (the “Deferred Compensation Plan”), for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 90% of

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by the Company through the purchase of Company-owned life insurance policies with the Company as the owner and beneficiary, in order to preserve the tax-deferred savings advantages of a non-qualified plan. The Deferred Compensation Plan assets are the cash surrender value of the Company-owned life insurance policies and not associated with the deferred compensation liability. The deferred compensation liabilities (consisting of employer contributions, employee deferrals and associated earnings and losses) are general unsecured obligations of USAP. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company may at its discretion contribute certain amounts to eligible employee accounts. In January 2010, the Company began to contribute 50% of the first 2% of participants’ eligible contributions into their Deferred Compensation Plan accounts. In September 2010, the Company established and transferred its ownership to a rabbi trust to hold the Company-owned life insurance policies. As of October 1, 2011, the assets and associated liabilities of the Deferred Compensation Plan were $0.4 million and are included in other non-current assets and non-current liabilities, respectively, in our condensed consolidated balance sheets. The associated liabilities mainly include the employee contributions of $0.3 million and the Company contributions of $0.1 million made as of October 1, 2011. Included in other income, the Company recorded a gain of $11,000 and a gain of $20,000 for the change in the cash surrender value of the Company-owned life insurance policies during the thirteen and thirty-nine weeks ended October 1, 2011, respectively. As of October 2, 2010, the assets and associated liabilities of the Deferred Compensation Plan were $0.2 million. The associated liabilities mainly include the employee contributions of $0.2 million and the employer contributions of $30,000 made as of October 2, 2010. Included in other income, the Company recorded a gain of $20,000 and a loss of $10,000 for the change in the cash surrender value of the Company-owned life insurance policies during the thirteen and thirty-nine weeks ended October 2, 2010, respectively.

Note 13— Commitments and Contingencies

On September 22, 2011, the Company entered into a sublease agreement (the “Sublease”) with Timec Company Inc. (“Timec”) for the leasing of approximately 25,000 square feet of commercial office space located at 16941 Keegan Avenue, Carson, California 90746. The Sublease will enable the Company to consolidate its corporate office space from three buildings into one, and will allow the Company to consolidate its California fulfillment operations into one warehouse, which will reduce its monthly rent expense and potentially create warehouse operating efficiencies once the space consolidation has been completed. The Sublease has an initial term of 60 months (the “Initial Term”), and commences on November 1, 2011. Pursuant to the terms of the Sublease, effective the 42nd month of the Initial Term, we have the ability to terminate the Sublease in exchange for the payment of a termination fee. Additionally, we have the option to renew the Sublease at the end of the Initial Term for an additional 12 month period, as well as the option to renew the Sublease for an additional period thereafter through January 2020. Pursuant to the terms of the Sublease, the rent, including additional rent, shall be approximately $26,300 per month for the first year, $27,600 per month for the second year, $29,100 per month for the third year, $30,600 per month for the fourth year, and $32,300 per month for the fifth year. Rent for any subsequent term, after the expiration of the Initial Term, will be negotiated in good faith between the parties. As of October 1, 2011, an aggregate of $28,000, representing our security deposit and our first month’s base rent, has been paid to Timec. Under the terms of the Sublease, we are required to maintain certain levels of insurance and are required to indemnify Timec for losses incurred that are related to our use or occupancy of the property.

Legal Matters

Parts Geek Litigation

In June 2009, the Company filed suit in the United States District Court for the Central District of California against Parts Geek LLC (“Parts Geek”), certain of its members and employees for misappropriation of trade secrets, breach of contract and unfair competition and requesting monetary damages and injunctive relief, and Parts Geek filed an answer in August 2009. In January 2010, the complaint was amended to include claims for copyright infringement and to add Lucas Thomason, a former employee, as an additional party. Parts Geek filed an answer and counterclaims to the amended complaint in February 2010. Each party filed a motion for summary judgment requesting that the Court rule on all claims made in this matter without sending the matter to a jury. In June 2010, the Court ruled on all claims in the matter, denying the Company’s claims against Parts Geek and Lucas Thomason and denying Parts Geek’s claims against the Company. The judge additionally denied Parts Geek’s counterclaims against the Company. Parts Geek and Lucas Thomason petitioned the Court to order the Company to pay their legal fees and costs, the Court ordered the Company to do so and in August 2010 all parties stipulated that approximately $1.1 million of legal fees and costs would be owed to Parts Geek and Lucas Thomason should the Company lose its appeal or win its appeal and lose in trial. A bond has been posted to guarantee payment of $1.1 million plus interest, at a cost of approximately $0.02 million to the Company. The Company is not required to pay the fees and costs at this time; they would be due if the Company loses its appeal and determines to not appeal beyond the 9th Circuit Court of Appeals, or if the Company wins on appeal but loses at trial once the case is remanded to the trial court and, in accordance with ASC 450-20 Loss Contingencies (“ASC 450-20”), the Company has not accrued for these fees

U.S. AUTO PARTS NETWORK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and costs. The Company filed an appeal and filed its initial brief on January 21, 2011. The reply brief was filed March 21, 2011. The appeal has been fully briefed by all parties and scheduling of oral argument before the 9th Circuit Court of Appeals is pending. The Company has analyzed this matter in accordance with ASC 450-20 and, in accordance with the definition of probable loss described therein, it has concluded that no accrual is necessary at this time. In addition, the Company believes that any reasonably possible losses which may be incurred would not be material to the financial statements as a whole.

California Air Resources Board Inquiry

The Company received an inquiry by the California Air Resources Board (“CARB”) into sales of non-California compliant catalytic converters in the state of California via our stock-ship and drop-ship network. In March 2010, and again in June 2010, the Company met with CARB to discuss alleged sales of catalytic converters into California by the Company and third-party suppliers that are not compliant with California regulations. CARB informed the Company that penalties shall be assessed with regard to any non-compliant sales. On October 26, 2011, the Company and CARB entered into a settlement agreement related to this inquiry. Without admitting any liability, the Company agreed to pay a non-material cash penalty, subject to being offset by contributions from some of the Company’s third-party suppliers, in exchange for a release from CARB of the Company and such third-party suppliers.

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

Note 14— Subsequent Events

On October 11, 2011, the Company, WAG, and Discovery Communications, LLC (“Discovery”) entered into a Buyout Agreement for the purpose of providing Discovery with an incentive to enter into a direct lease agreement with 111 East Wacker LLC (“East Wacker”) for WAG’s former corporate offices located in Chicago, Illinois. In connection with the Buyout Agreement, of the total obligation of $1.5 million recorded in September 2011, the Company paid Discovery a lump sum payment of $1.2 million, as well as a $0.2 million commission to Discovery’s brokers in October 2011. The remaining balance is expected to be paid during the fourth quarter of fiscal 2011.

On October 14, 2011, the Company, WAG, East Wacker and Marketing Werks, Inc. (“Marketing Werks’) entered into a Lease, Sublease, and License Termination and Surrender Agreement (the “Termination Agreement”) for the purpose of terminating WAG’s sublease agreement with Marketing Werks, dated December 4, 2007, related to WAG’s former corporate offices in Chicago, Illinois.

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

International Operations. In April 2007, we entered into a purchase agreement to bring in-house certain sales and customer service employees based in the Philippines, who were providing support to us through our outsourced call center provider, Access Worldwide. As of the closing of this transaction, approximately 171 of the Access Worldwide employees had agreed to transition over to direct employment by our Philippines subsidiary. The purchase price for the right to acquire this assembled workforce was approximately $1.7 million. We had 1,042 employees in our Philippines operations as of October 1, 2011. In addition to our Philippines operations, we own a Canadian subsidiary to facilitate sales of our products in Canada which currently has no employees. We believe that the cost advantages of our offshore operations provide us with the ability to grow our business in a cost-effective manner, and we expect to continue to add headcount and infrastructure to our offshore operations.

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

Executive Summary

We reported net sales for the quarter ended October 1, 2011 (“Q3 2011”) of $78.6 million compared with the quarter ended October 2, 2010 (“Q3 2010”) net sales of $72.3 million. Excluding $19.2 million of revenues from the acquisition of WAG, net sales were $59.4 million, an increase of 1.2% over Q3 2010 net sales. Q3 2011 net loss was $5.3 million or $0.17 per share, compared with Q3 2010 net loss of $13.0 million or $0.43 per share. Q3 2011 net loss included a net loss of $5.5 million or $0.18 per share related to WAG, of which $3.8 million of the loss was attributable to restructuring and integration expenses. We generated Adjusted EBITDA (Earnings before Interest, Taxes, Depreciation, and Amortization plus current year’s stock compensation, legal settlement and costs to enforce intellectual property rights, and integration expenses related to acquisition) of $3.1 million for Q3 2011, compared to $4.1 million for Q3 2010. Excluding WAG’s Adjusted EBITDA of $(0.9) million, which included the related $3.8 million of restructuring and integration expenses, Adjusted EBITDA was $4.0 million. Adjusted EBITDA is presented because such measure is used by rating agencies, securities analysts, investors and other parties in evaluating us. It should not be considered, however, as an alternative to operating income as an indicator of our operating performance or as an alternative to cash flows as measures of our overall liquidity as presented in our unaudited condensed consolidated financial statements. Further, Adjusted EBITDA measure shown for us may not be comparable to similarly titled measures used by other companies.

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

The tables below reconcile net (loss) income to Adjusted EBITDA on both a consolidated basis and for US Auto Parts excluding the WAG acquisition for the periods presented (in thousands):

	Thirteen Weeks Ended October 1, 2011	Thirteen Weeks Ended October 2, 2010	Thirty-nine Weeks Ended October 1, 2011	Thirty-nine Weeks Ended October 2, 2010
Consolidated
Net loss	$(5,308)	$(13,039)	$(8,118)	$(11,030)
Interest expense, net	283	187	719	132
Income tax provision	2	10,979	215	12,154
Amortization of intangibles	338	919	3,328	1,164
Depreciation and amortization	3,126	2,547	9,202	6,483

EBITDA	(1,559)	1,593	5,346	8,903

Share-based compensation	623	640	1,946	2,112
Legal settlement and costs to enforce intellectual property rights	211	306	443	2,199
Charge for change in revenue recognition	—	—	—	411
Add back restructuring	3,816	1,590	6,591	1,590

Adjusted EBITDA	$3,091	$4,129	$14,326	$15,215

	Thirteen Weeks Ended October 1, 2011	Thirteen Weeks Ended October 2, 2010	Thirty-nine Weeks Ended October 1, 2011	Thirty-nine Weeks Ended October 2, 2010
USAP excluding WAG
Net income (loss)	$214	$(10,136)	$4,617	$(8,127)
Interest expense, net	280	139	719	83
Income tax provision	2	10,979	160	12,154
Amortization of intangibles	125	124	375	369
Depreciation and amortization	2,514	2,197	7,364	6,132

EBITDA	3,135	3,303	13,235	10,611

Share-based compensation	623	640	1,946	2,112
Legal settlement and costs to enforce intellectual property rights	211	306	443	2,199
Charge for change in revenue recognition	—	—	—	411

Adjusted EBITDA	$3,969	$4,249	$15,624	$15,333

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There were no significant changes to our critical accounting policies during the thirty-nine weeks ended October 1, 2011, as compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), an update to ASC Topic 220, Comprehensive Income (“ASC 220”). The amendments in ASU 2011-05 revise the manner in which entities present comprehensive income in their financial statements by removing the presentation options in ASC 220 and requiring entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in ASU 2011-5 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We will adopt the provisions of ASU 2011-05 on January 1, 2012, the starting date of our fiscal year ending December 29, 2012. The adoption will have an impact on the presentation of other comprehensive income on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), an update to ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”). Under the amendments in ASU 2011-8, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We adopted the provisions of ASU 2011-08 on October 2, 2011, the starting date of the fourth quarter of our fiscal year ending December 31, 2011. We believe that the adoption will not have a material effect on our consolidated financial statements.

Results of Operations

The following table sets forth certain unaudited statements of operations data for the periods indicated:

	Thirteen Weeks Ended October 1, 2011	Thirteen Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 1, 2011	Thirty-Nine Weeks Ended October 2, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.0	66.8	66.7	65.8

Gross profit	31.0	33.2	33.3	34.2
Operating expenses:
Marketing	17.8	15.4	16.8	14.0
General and administrative	11.6	11.3	10.3	11.2
Fulfillment	5.7	5.7	5.6	5.6
Technology	2.1	2.3	2.2	2.1
Amortization of intangibles	0.4	1.3	1.3	0.6

Total operating expenses	37.6	35.9	36.2	33.6
(Loss) income from operations	(6.6)	(2.7)	(2.9)	0.6
Other income (expense):
Other income	0.3	0.2	0.1	0.1
Interest expense	(0.4)	(0.3)	(0.3)	(0.1)

Total other (expense) income, net	(0.1)	(0.1)	(0.2)	0.0
(Loss) income before income taxes	(6.7)	(2.8)	(3.1)	0.6
Income tax provision	0.0	15.2	0.1	6.7

Net loss	(6.7)%	(18.0)%	(3.2)%	(6.1)%

Thirteen and Thirty-Nine Weeks Ended October 1, 2011 Compared to Thirteen and Thirty-Nine Weeks Ended October 2, 2010

Net Sales and Gross Margin

	Thirteen Weeks Ended October 1, 2011	Thirteen Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 1, 2011	Thirty-Nine Weeks Ended October 2, 2010
	(in thousands)
Net sales	$78,593	$72,349	$249,839	$181,828
Cost of sales	54,248	48,342	166,664	119,617

Gross profit	$24,345	$24,007	$83,175	$62,211
Gross margin	31.0%	33.2%	33.3%	34.2%

Net sales increased $6.2 million or 8.6% for Q3 2011, compared to Q3 2010. Excluding the WAG acquisition, net sales increased $0.7 million or 1.2% due to increased non-internet sales. E-commerce sales decreased $0.3 million or 1.0% from Q3 2010. Our e-commerce channel includes a network of e-commerce websites, supported by our call-center sales agents who generate cross-sell and up-sell opportunities. The e-commerce sales represented approximately 80% of Q3 2011 total net sales, and the decrease in such sales for Q3 2011, compared to Q3 2010, was primarily attributable to a 4.5% decline in conversion rate, a 2.9% decline in revenue capture, which is the amount of dollars retained by us after taking into consideration any credit card declines, returns and product fulfillment, and a 0.8% decline in average order value partially offset by a 9.7% increase in unique visitors. Our conversion rate is the ratio of visitors who convert into placed orders.

Net sales increased $68.0 million or 37.4% for the thirty-nine weeks ended October 1, 2011 (“YTD Q3 2011”), compared to the thirty-nine weeks ended October 2, 2010 (“YTD Q3 2010”). Excluding the WAG acquisition, net sales increased $14.5 million or 8.6% primarily due to an $11.7 million or 9.1% increase in e-commerce sales. The increase in e-commerce sales mainly resulted from a 9.0% increase in unique visitors, a 0.9% increase in conversion rate and a 0.6% increase in revenue capture partially offset by a 2.2% decline in average order value.

Gross profit increased $0.3 million or 1.4% during Q3 2011, compared to Q3 2010. Excluding the WAG acquisition, gross profit was $19.2 million for Q3 2011 and Q3 2010. Gross profit increased $21.0 million or 33.7% during YTD Q3 2011, compared to YTD Q3 2010. Excluding the WAG acquisition, gross profit increased $4.1 million or 7.1% primarily due to increased sales across all sales channels.

Gross margin decreased 2.2% to 31.0% of net sales during Q3 2011, compared with Q3 2010. Excluding the WAG acquisition, gross margin was 32.4% and 32.7% of net sales for Q3 2011 and Q3 2010, respectively. Gross margin decreased 0.9% to 33.3% of net sales during YTD Q3 2011, compared to YTD Q3 2010. Excluding the WAG acquisition, gross margin decreased 0.4% to 33.7% of net sales, compared to YTD Q3 2010. Gross margin was unfavorably impacted by a shift from body to engine parts and increased freight expenses.

Marketing Expense

	Thirteen Weeks Ended October 1, 2011	Thirteen Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 1, 2011	Thirty-Nine Weeks Ended October 2, 2010
	(in thousands)
Marketing expense	$14,002	$11,145	$41,953	$25,496
Percent of net sales	17.8%	15.4%	16.8%	14.0%

Online advertising (which includes catalog costs) expense was $7.0 million or 9.7% and $21.6 million or 9.4% of internet net sales for Q3 2011 and YTD Q3 2011, respectively. Excluding the WAG acquisition, online advertising expense was 7.6% of internet net sales, up 0.3% from Q3 2010 and 7.0% of internet net sales, up 0.2% from YTD Q3 2010. Marketing expense (excluding online advertising expense) was $7.0 million or 8.9% and $20.4 million or 8.2% of net sales for Q3 2011 and YTD Q3 2011, respectively. Excluding the WAG acquisition, marketing expense was 8.3% of net sales, up 1.3% from Q3 2010 and 7.7% of net sales, up 0.6% from YTD Q3 2010.The increase was primarily due to higher amortization from software deployments this year and additional marketing services.

General and Administrative Expense

	Thirteen Weeks Ended October 1, 2011	Thirteen Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 1, 2011	Thirty-Nine Weeks Ended October 2, 2010
	(in thousands)
General and administrative expense	$9,096	$8,156	$25,739	$20,288
Percent of net sales	11.6%	11.3%	10.3%	11.2%

General and administrative expense increased $1.0 million or 11.5% and $5.3 million or 26.9% for Q3 2011 and YTD Q3 2011, compared to Q3 2010 and YTD Q3 2010, respectively. Excluding the WAG acquisition and the legal settlement and costs to protect our intellectual property, general and administrative expense was $4.5 million or 7.5% of net sales, down from 8.8% for Q3 2010 and $14.5 million or 7.9% of net sales, down from 9.3% for YTD Q3 2010. The decrease in both periods reflects fixed cost leverage from higher sales.

Fulfillment Expense

	Thirteen Weeks Ended October 1, 2011	Thirteen Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 1, 2011	Thirty-Nine Weeks Ended October 2, 2010
	(in thousands)
Fulfillment expense	$4,449	$4,102	$14,048	$10,269
Percent of net sales	5.7%	5.7%	5.6%	5.6%

Fulfillment expense increased $0.3 million or 8.5% and $3.8 million or 36.8% in Q3 2011 and YTD Q3 2011, compared to Q3 2010 and YTD Q3 2010, respectively. Excluding the WAG acquisition, fulfillment expense was $3.7 million or 6.3% of net sales, up from 5.8% for Q3 2010 and $11.4 million or 6.2% of net sales, up from 5.7% for YTD Q3 2010. The increase was primarily due to higher depreciation and amortization expense from software deployments.

Technology Expense

	Thirteen Weeks Ended October 1, 2011	Thirteen Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 1, 2011	Thirty-Nine Weeks Ended October 2, 2010
	(in thousands)
Technology expense	$1,676	$1,665	$5,531	$3,841
Percent of net sales	2.1%	2.3%	2.2%	2.1%

Technology expense increased $11,000 or 0.7% and $1.7 million or 44% in Q3 2011 and YTD Q3 2011, compared to Q3 2010 and YTD Q3 2010, respectively. Excluding the WAG acquisition, technology expense was $1.2 million or 2.0% of net sales in Q3 2011, consistent with 2.0% for Q3 2010 and $3.7 million or 2.0% of net sales in YTD Q3 2011, consistent with 2.0% for YTD Q3 2010.

Amortization of Intangibles

	Thirteen Weeks Ended October 1, 2011	Thirteen Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 1, 2011	Thirty-Nine Weeks Ended October 2, 2010
	(in thousands)
Amortization of Intangibles	$338	$919	$3,328	$1,164
Percent of net sales	0.4%	1.3%	1.3%	0.6%

Amortization of intangibles decreased by $0.6 million for Q3 2011, compared to Q3 2010, and increased by $2.2 million for YTD Q3 2011, compared to YTD Q3 2010. Such changes in both periods were primarily due to completion of accelerated amortization of certain intangibles acquired from WAG in the second quarter of fiscal 2011.

Interest Expense

	Thirteen Weeks Ended October 1, 2011		Thirteen Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 1, 2011	Thirty-Nine Weeks Ended October 2, 2010
	(in thousands)
Interest expense		$(291)	$(214)	$(758)	$(214)

Interest expense increased $77,000 and $0.5 million in Q3 2011 and YTD Q3 2011, compared to Q3 2010 and YTD Q3 2010, respectively, primarily due to the interest on the long-term debt of $25 million borrowed in August 2010. The outstanding long-term debt was $19.4 million at October 1, 2011.

Income Tax Provision

	Thirteen Weeks Ended October 1, 2011	Thirteen Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 1, 2011	Thirty-Nine Weeks Ended October 2, 2010
	(in thousands)
Income tax provision	$2	$10,979	$215	$12,154

For Q3 2011 and Q3 2010, our effective tax rate was 0% and (533.2)%, respectively. For YTD Q3 2011 and YTD Q2 2010, our effective tax rate was (2.7)% and 1,081.3%, respectively. Our effective tax rate for Q3 2011 and YTD Q3 2011 differed from the U.S. federal statutory rate primarily due to an increase in valuation allowance against pre-tax operating losses and recording of provision for increasing long-term deferred tax liabilities associated with indefinite-lived intangibles which could not be offset with the operating losses. Our effective tax rate for Q3 2010 and YTD Q3 2010 differed from the U.S. federal statutory rate primarily as a result of the recording of an $11.4 million valuation allowance against our deferred tax assets. As of October 1, 2011, we had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters.

Liquidity and Capital Resources

Sources of Liquidity

During the thirty-nine weeks ended October 1, 2011, we funded our operations with cash and cash equivalents generated from operations, credit facilities and capital lease financings. We had cash and cash equivalents of $15.1 million as of October 1, 2011, representing a $2.5 million decrease from $17.6 million of cash and cash equivalents as of January 1, 2011. The decrease in cash and cash equivalents was primarily due to capital expenditures and pay down of long-term debt partially offset by operating cash flows and proceeds from redemption of our ARPS. We had no balance outstanding under our bank line of credit at any time during the thirty-nine weeks ended October 1, 2011.

On May 2, 2011, we filed a shelf registration statement covering the offer and sale of up to $200 million of common stock with the SEC. The shelf registration was declared effective by the SEC on August 10, 2011. We have no immediate plans or current commitments to sell this common stock. The terms of any offering under our shelf registration statement will be determined at the time of the offering and disclosed in a prospectus supplement filed with the SEC.

Cash Flows

The following table summarizes the key cash flow metrics from our unaudited condensed consolidated statements of cash flow for the thirty-nine weeks ended October 1, 2011 and October 2, 2010, respectively (in thousands):

	Thirty-Nine Weeks Ended October 1,	Thirty-Nine Weeks Ended October 2,
	2011	2010
Net cash provided by operating activities	$10,400	$1,608
Net cash used in investing activities	(8,333)	(28,686)
Net cash (used in) provided by financing activities	(4,498)	25,316
Effect of exchange rate changes on cash	(13)	51

Net decrease in cash and cash equivalents	$(2,444)	$(1,711)

Operating Activities

Net cash provided by operating activities increased by $8.8 million for the thirty-nine weeks ended October 1, 2011, as compared to the thirty-nine weeks ended October 2, 2010, largely due to a decrease in cash used for purchase of inventory offset by timing of payments on accounts payable and collection on accounts receivable and other receivables related to the WAG acquisition.

Investing Activities

Net cash flows used in investing activities decreased by $20.4 million for the thirty-nine weeks ended October 1, 2011, as compared to the thirty-nine weeks ended October 2, 2010, primarily due to decreased investment in short-term marketable securities and business acquisitions.

Financing Activities

Net cash used in financing activities increased by $29.8 million for the thirty-nine weeks ended October 1, 2011, as compared to the thirty-nine weeks ended October 2, 2010, primarily due to decreased proceeds from long-term debt under our credit facility.

Funding requirements

As of October 1, 2011, our working capital was $12.4 million. The historical seasonality in our business during the fourth and first calendar quarters of each year cause cash and cash equivalents, inventory and accounts payable to be generally higher in these quarters, resulting in fluctuations in our working capital.

In August 2010, we and Silicon Valley Bank (“Bank”) entered into a Loan and Security Agreement (the “Loan Agreement”) and other definitive documentation for a $35 million secured credit facility (the “Facility”). The Facility is comprised of a term loan in the original principal amount of $25 million and a revolving line of credit with availability up to $10 million. The Facility has a final maturity date of June 30, 2014, and borrowings under the Facility bear interest, at our election, at LIBOR (with a floor of 1.25%) plus a margin of from 2.00% to 3.00% per annum, or at the Wall Street Journal Prime Rate plus a margin of from 1.00% to 2.00% per annum, based upon our maximum funded debt ratio. An unused revolving line fee of 0.375% per annum is payable on the undrawn committed amount of the revolving line of credit. Interest on outstanding borrowings under the term loan and the revolving line of credit is payable no less than quarterly, and the outstanding principal of the term loan amortizes over four years and is payable quarterly, with any outstanding amount under the Facility to be paid in full on the final maturity date. Borrowings under the Facility are secured by liens over all our assets, including shares of stock in each of our subsidiaries. Ten of our subsidiaries are acting as co-borrowers under the Facility. At October 1, 2011, the LIBOR floor rate and the margin were 1.25% and 2.50% per annum, respectively. We had no borrowings on the revolving line of credit at any time during the thirty-nine weeks ended October 1, 2011. The remaining term loan balance was $19.4 million as of October 1, 2011 and is to be repaid according to the following schedule (in thousands):

Payments Due by Period
Total	2011	2012	2013	2014
$19,438	$1,563	$6,250	$6,875	$4,750

The Loan Agreement requires us to comply with a number of covenants, including financial covenants related to maximum funded debt to consolidated EBITDA, liquidity, and consolidated fixed charge coverage ratios; negative pledge requirements; requirements to deliver quarterly and annual consolidated financial statements; requirements to maintain adequate insurances; prohibitions on changes in the business and disposition of our assets; and other customary covenants. The Loan Agreement also requires us to obtain a prior written consent from the Bank when we determine to pay any dividends on or make any distribution related to our common stock. The Loan Agreement includes usual and customary events of default and remedies for facilities of this nature. In February 2011 and October 2011, we and the Bank entered into Amendment No. 1 and Amendment No. 2, respectively, to Loan and Security Agreement and Limited Waiver (collectively, the “Amendments”). The Amendments waived our lack of compliance with the consolidated fixed charge coverage ratio covenant in the Loan Agreement as of January 1, 2011 and October 1, 2011. The Amendments also amended the definition of “Consolidated EBITDA” to more readily accommodate our integration of the WAG acquisition. For the thirteen and thirty-nine weeks ended October 1, 2011, we were in compliance with all covenants under the credit facility, as amended by the Amendments. We expect to be in compliance with the financial covenants through the remaining term of the Loan Agreement. See “Note 7 – Borrowings” of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for details on the Loan Agreement.

In September 2011, we recorded contract cancellation costs of $1.5 million in general and administrative expenses due to the termination of WAG’s sublease agreement related to its former corporate offices in Chicago, Illinois. Of the total, $1.4 million of the contract cancellation costs was paid during October 2011 and the remaining balance is expected to be paid during the fourth quarter of fiscal 2011. See “Note 14- Subsequent Events” of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1of this report for details on the sublease termination.

We anticipate that funds generated from operations and cash on hand will be sufficient to meet our working capital needs, expected capital expenditures and the servicing of the debt for at least the next twelve months. Our future capital requirements may, however, vary materially from those now planned or anticipated. Changes in our operating plans, lower than anticipated net sales, additional acquisitions, increased expenses, continued or worsened economic conditions, or other events, including those described in “Risk Factors”, included in Part II, Item 1A of this report, may cause us to seek debt or equity financings in the future. Financings may not be available on acceptable terms, on a timely basis, or at all, and our failure to raise adequate capital when needed could negatively impact our growth plans and our financial condition and results of operations. As of October 1, 2011, our $2.1 million (fair value) of ARPS investments remained classified as long-term investments as a result of failed auctions and market liquidity issues. We may not have immediate access to those funds.

We also plan to continue our technology investments in an effort to improve our websites, operating systems, and backend platforms.

Debt and Available Borrowing Resources

Short-term debt increased by $0.1 million as of October 1, 2011 from that as of January 1, 2011. Long-term debt decreased by $4.8 million as of October 1, 2011 from that as of January 1, 2011. The net decrease was primarily due to the $4.6 million payment made on our long-term debt under the credit facility during the thirty-nine weeks ended October 1, 2011.

Our debt-equity ratio was calculated as the carrying value of debt divided by the carrying value of equity. As of October 1, 2011 and January 1, 2011, our debt-equity ratio was 0.29 and 0.33, respectively, due to borrowings under our credit facility.

As of October 1, 2011, an unused revolving line of credit with availability up to $10 million was available to us to obtain short-term and long-term financings if we need additional liquidity.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The following table sets forth our contractual cash obligations and commercial commitments as of October 1, 2011 (in thousands):

	Payment Due By Period
Contractual Obligations:	Total	2011	2012-2013	2014-2015	Thereafter
Principal payments on long-term debt (1)	19,438	1,563	13,125	4,750
Interest payments on long-term debt (2)	1,187	182	928	77
Operating lease obligations (3)	5,466	356	2,616	1,937	557
Capital lease obligations (4)	201	42	159

(1)	Amounts represent the expected principal cash payments relating to our long-term debt and do not include any fair value adjustments or discounts and premiums.
(2)	Amounts represent the expected interest cash payments relating to our long-term debt. The interest rate at October 1, 2011 was used to calculate the expected future interest payments.
(3)

Commitments under operating leases relate primarily to our lease on our principal facility in Carson, California, our distribution center in Chesapeake, Virginia, LaSalle, Illinois, and Independence, Ohio, and our call center in the Philippines.

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

Interest Rate Risk. Our investment securities generally consist of high-grade ARPS. As of October 1, 2011, our long-term investments included $2.1 million (fair value) of investments in ARPS, which consisted of high-grade (A or AAA rated) collateralized debt obligations issued by municipalities and state agencies. Our ARPS have an interest rate that is reset in short intervals through auctions. The current conditions in the global credit markets have prevented some investors from liquidating their holdings of ARPS because the amount of securities submitted for sale has exceeded the amount of purchase orders for these securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other- than- temporary, we would be required to adjust the carrying value of the investment through an impairment charge.

In February 2008, we were informed that there was insufficient demand at auctions for four of our high-grade ARPS, representing approximately $7.8 million. As a result, these affected securities are currently not liquid and the interest rates have been reset to the predetermined higher rates. For the period between June 30, 2008 through October 1, 2011, we received partial redemptions at par on all four ARPS totaling $5.6 million. The remaining principal balance on our ARPS was $2.1 million as of October 1, 2011.

In the event we need to access the funds that are in an illiquid state, we will not be able to do so without the possible loss of principal until a future auction for these investments is successful or they are redeemed by the issuer. At this time, management has not obtained sufficient evidence to conclude that these investments are other-than-temporarily impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. If we are unable to sell these securities in the market or they are not redeemed, then we may be required to hold them indefinitely. We do not expect to have a need to access these funds for operational purposes for the foreseeable future. We plan to continue to monitor and evaluate these investments on an ongoing basis for impairment. Based on our ability to access our cash and other short-term investments, our expected cash flows, and our other sources of cash, we do not anticipate that the potential illiquidity of these investments will affect our ability to execute our current business plan. However, due to the illiquidity in the market, we have recorded $34,000 of unrealized losses on our investment portfolio as of October 1, 2011.

As of October 1, 2011, we had a balance of $19.4 million outstanding under a term loan under our credit facility with Silicon Valley Bank. The interest rate on this loan is computed at a LIBOR loan rate, adjusted by features specified in our loan agreement. At our current debt level as of October 1, 2011, a 100 basis point increase in interest rates would not materially affect our earnings and cash flows. If, however, we are unable to meet the covenants in our loan agreement, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate. There can be no assurance that any renegotiated terms of credit would not materially impact our earnings. In February 2011 and October 2011, we and the Bank entered into Amendment No. 1 and Amendment No. 2, respectively, to Loan and Security Agreement and Limited Waiver (collectively, the “Amendments”). The Amendments waived our lack of compliance with the consolidated fixed charge coverage ratio covenant in the Loan Agreement as of January 1, 2011 and October 1, 2011. The Amendments also amended the definition of “Consolidated EBITDA” to more readily accommodate our integration of the WAG acquisition. For the thirteen and thirty-nine weeks ended October 1, 2011, the Company was in compliance with all covenants under the credit facility, as amended by the Amendments. We expect to be in compliance with the financial covenants through the remaining term of the Loan Agreement.

Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. Dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. Dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. Dollar weakens year- over- year relative to currencies in our international locations, our consolidated net sales, gross profit, and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. Dollar strengthens year- over- year relative to currencies in our international locations, our consolidated net sales, gross profit and operating expenses will be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos, and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, we believe that a fluctuation of 10% in the Peso/U.S. Dollar exchange rate would have had approximately a $0.9 million impact on our operating expenses for the thirty-nine weeks ended October 1, 2011. Our Canadian website sales are denominated in Canadian Dollars; however, fluctuations in exchange rates from these operations are only expected to have a nominal impact on our operating results due to the relatively small number of sales generated in Canada. We believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.

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

The information set forth under “Note 13 – Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

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

As part of our growth strategy, we acquired WAG on August 12, 2010 and we expect that we will selectively pursue additional acquisitions of businesses, technologies or services in order to expand our capabilities, enter new markets or increase our market share. In conjunction with the acquisition of WAG, we recorded a significant valuation allowance against our deferred tax asset, and have incurred greater than usual legal and accounting fees, as well as general and administrative expenses. Additionally, because the acquisition of WAG was a stock purchase, we may incur liability for acts taken prior to our acquisition that may involve costly litigation. Integrating any newly acquired businesses’ websites, technologies or services is likely to be expensive and time consuming. For example, our acquisition of All OEM Parts, Inc., the Partsbin.com, Inc., and other affiliated companies (collectively “Partsbin”), resulted in significant costs, including a material impairment charge, a write-down of goodwill associated with the acquisition, and a number of challenges, including retaining employees of the acquired company, integrating our order processing and credit processing, integrating our product pricing strategy, and integrating the diverse technologies and differing e-commerce platforms and accounting systems used by each company. Our integration activities in connection with our acquisitions have also caused a substantial diversion of our management’s attention. If we are unable to successfully complete the integration of acquisitions, including WAG, we may not realize the anticipated synergies from such acquisitions, we may take impairment charges and write-downs associated with such acquisitions, and our business and results of operations could suffer. In connection with the acquisition of WAG, we have incurred acquisition and integration related costs of $6.6 million during the thirty-nine weeks ended October 1, 2011. To finance any future acquisitions, it may also be necessary for us to raise additional capital through public or private financings or to obtain additional bank financing. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. Future acquisitions by us could also result in assumption of debt and unforeseen liabilities (including our becoming involved in litigation relating to any business we acquire) and significant adverse accounting charges, any of which could substantially harm our business, financial condition and results of operations.

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

*Our operations are restricted by our credit facility.

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

Our ability to comply with the covenants and other terms of our debt obligations will depend on our future operating performance. If we fail to comply with such covenants and terms, we would be required to obtain waivers from our lenders to maintain compliance with our debt obligations. As of January 1, 2011 and October 1, 2011, in connection with our credit facility, our consolidated fixed charge coverage ratio was lower than the ratio required by the covenants in the credit facility. In February 2011 and October 2011, we and the Bank entered into Amendment No. 1 and Amendment No. 2, respectively, to Loan and Security Agreement and Limited Waiver (collectively, the “Amendments”). The Amendments waived our lack of compliance with the consolidated fixed charge coverage ratio covenant in the Loan Agreement as of January 1, 2011 and October 1, 2011. The Amendments also amended the definition of “Consolidated EBITDA” to more readily accommodate our integration of the WAG acquisition. If we are unable to obtain any necessary waivers and the debt is accelerated, a material adverse effect on our financial condition and future operating performance would result. Additionally, our indebtedness could have important consequences, including the following:

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

We acquire substantially all of our products from manufacturers and distributors located in Taiwan, China and the United States. Our top ten suppliers represented approximately 52.6% of our total product purchases during the thirty-nine weeks ended October 1, 2011. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. In addition, our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. In addition, the increasing consolidation among auto parts suppliers may disrupt or end our relationship with some suppliers, result in product shortages and/or lead to less competition and, consequently, higher prices.

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

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on our distributors to manage inventory, process orders and distribute those products to our customers in a timely manner. For the thirty-nine weeks ended October 1, 2011, our product purchases from a single supplier represented 16.5% of our total product purchases. If we do not maintain our existing relationships with this supplier and our other distributors on acceptable commercial terms, we will need to obtain other suppliers and may not be able to continue to offer a broad selection of merchandise at competitive prices, and our sales may decrease.

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

Our success depends on our ability to successfully receive and fulfill orders and to promptly deliver our products to our customers. The majority of orders for our auto body parts products are filled from our inventory in our distribution centers, where all our inventory management, packaging, labeling and product return processes are performed. Increased demand and other considerations may require us to expand our distribution centers or transfer our fulfillment operations to larger facilities in the future. Our distribution centers are susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failures, terrorist attacks, acts of war, theft, earthquakes and similar events. We do not currently maintain back-up power systems at our fulfillment centers. We do not presently have a formal disaster recovery plan and our business interruption insurance may be insufficient to compensate us for losses that may occur in the event operations at our fulfillment center are interrupted. Any interruptions in our fulfillment operations for any significant period of time, including interruptions resulting from the expansion of our existing facilities or the transfer of operations to a new facility, could damage our reputation and brand and substantially harm our business and results of operations and alternate arrangements may increase the cost of fulfillment. In addition, if we do not successfully expand our fulfillment capabilities in response to increases in demand, we may not be able to substantially increase our net sales.

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

As of October 1, 2011, our executive officers and directors and entities that are affiliated with them beneficially owned in the aggregate approximately 45.9% of our outstanding shares of common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to significantly influence our management and affairs and matters requiring stockholder approval including the election of our entire Board of Directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.

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

While management has concluded that our internal controls over financial reporting were effective as of October 1, 2011, we have in the past, and could in the future, have a material weakness or significant deficiency in our control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

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

Our investment securities consist of high-grade auction rate preferred securities (“ARPS”). As of October 1, 2011, our long-term marketable securities were comprised of $2.1 million (par value) of high-grade (AAA rated) ARPS issued primarily by closed end funds that primarily hold debt obligations from municipalities. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of ARPS. In response to the credit situation, in February 2008, we instructed our investment advisor to liquidate all our investments in closed end funds and move these funds into money market investments but there was insufficient demand at auction for our remaining four high-grade ARPS, representing approximately $7.8 million at that time. As a result, these affected securities currently are not liquid, and have been reclassified as long-term investments. For the period between June 30, 2008 through October 1, 2011, an additional $5.6 million of our investments in ARPS were redeemed but we do not know when we will have access to the capital in these remaining investments. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal or until a future auction on these investments is successful, the securities are redeemed by the issuer or a secondary market emerges. If we cannot readily access these funds, we may be required to borrow funds or issue additional debt or equity securities to meet our capital requirements. As of October 1, 2011, management concluded that these remaining investments were temporarily impaired and has recognized an unrealized loss in other comprehensive income totaling $21,000. Management is not sure that these investments will not be settled in the short term, although the market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an additional impairment charge.

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

*Existing or future government regulation could expose us to liabilities and costly changes in our business operations and could reduce customer demand for our products and services.

We are subject to federal and state consumer protection laws and regulations, including laws protecting the privacy of customer non-public information and regulations prohibiting unfair and deceptive trade practices, as well as laws and regulations governing businesses in general and the Internet and e-commerce and certain environmental laws. Additional laws and regulations may be adopted with respect to the Internet, the effect of which on e-commerce is uncertain. These laws may cover issues such as user privacy, spyware and the tracking of consumer activities, marketing e-mails and communications, other advertising and promotional practices, money transfers, pricing, content and quality of products and services, taxation, electronic contracts and other communications, intellectual property rights, and information security. Furthermore, it is not clear how existing laws such as those governing issues such as property ownership, sales and other taxes, trespass, data mining and collection, and personal privacy apply to the Internet and e-commerce. For example, California has enacted legislation banning the sale of catalytic converters that do not meet California emissions regulations, and the current federal administration has indicated that 13 additional states will be allowed to enact their own legislation that mirrors the California legislation. During 2010 and in early 2011, we met with the California Air Resources Board (“CARB”) to discuss alleged sales of catalytic converters into California by us and our third-party suppliers that are not compliant with California regulations. CARB informed us that penalties may be assessed with regard to any non-compliant sales and, on October 26, 2011, we and CARB entered into a settlement agreement related this inquiry. Without admitting any liability, we agreed to pay a non-material cash penalty, which was offset by contributions from some of our third-party suppliers, in exchange for a release from CARB of us and such third-party suppliers. To the extent we expand into international markets, we will be faced with complying with local laws and regulations, some of which may be materially different than U.S. laws and regulations. Any such foreign law or regulation, any new U.S. law or regulation, or the interpretation or application of existing laws and regulations to the Internet or other online services or our business in general, may have a material adverse effect on our business, prospects, financial condition and results of operations by, among other things, impeding the growth of the Internet, subjecting us to fines, penalties, damages or other liabilities, requiring costly changes in our business operations and practices, and reducing customer demand for our products and services. We do not maintain insurance coverage to cover the types of claims or liabilities that could arise as a result of such regulation.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following exhibits are filed herewith.

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of U.S. Auto Parts Network, Inc. as filed with the Delaware Secretary of State on February 14, 2007 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

3.2	Amended and Restated Bylaws of U.S. Auto Parts Network, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

4.1 +	Specimen common stock certificate

10.61	Sublease Agreement dated September 22, 2011 by and between the Company and Timec Company Inc.

10.67	Buyout Agreement dated October 11, 2011 by and between the Company, Whitney Automotive Group Inc., and Discovery Communications, LLC

10.68*	U.S. Auto Parts Network Inc. Director Payment Election Plan

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Incorporated by reference to the exhibit of the same number from the registration statement on Form S-1 of U.S. Auto Parts Network, Inc. (File No. 333-138379) initially filed with the Securities and Exchange Commission on November 2, 2006, as amended.
*	Indicates a management contract or compensatory plan or arrangement.
**	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2011	U.S. AUTO PARTS NETWORK, INC.
(Registrant)

	By	/S/ SHANE EVANGELIST
Shane Evangelist
Chief Executive Officer
(Principal Executive Officer)

	By	/S/ THEODORE R. SANDERS
Theodore R. Sanders
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of U.S. Auto Parts Network, Inc. as filed with the Delaware Secretary of State on February 14, 2007 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

3.2	Amended and Restated Bylaws of U.S. Auto Parts Network, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

4.1 +	Specimen common stock certificate

10.61	Sublease Agreement dated September 22, 2011 by and between the Company and Timec Company Inc.

10.67	Buyout Agreement dated October 11, 2011 by and between the Company, Whitney Automotive Group Inc., and Discovery Communications, LLC

10.68*	U.S. Auto Parts Network Inc. Director Payment Election Plan

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Incorporated by reference to the exhibit of the same number from the registration statement on Form S-1 of U.S. Auto Parts Network, Inc. (File No. 333-138379) initially filed with the Securities and Exchange Commission on November 2, 2006, as amended.
*	Indicates a management contract or compensatory plan or arrangement.
**	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.