Form 10-K
period 2011-12-31
U.S. Auto Parts Network, Inc.
filed 2012-03-26
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-33264

U.S. AUTO PARTS NETWORK, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	68-0623433
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

16941 Keegan Avenue, Carson, CA 90746

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of July 2, 2011 was approximately $112,924,090 (based on the closing sales price of the registrant’s common stock on that date). For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 19, 2012, there were 30,645,764 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

U.S. AUTO PARTS NETWORK, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements included in this report, other than statements or characterizations of historical or current fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. Any forward-looking statements included herein are based on management’s beliefs and assumptions and on information currently available to management. We have attempted to identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would”, “will likely continue,” “will likely result” and variations of these words or similar expressions. These forward-looking statements include, but are not limited to, statements regarding future events, our future operating and financial results, financial expectations, expected growth and strategies, current business indicators, capital needs, capital deployment, liquidity, contracts, litigation, product offerings, customers, acquisitions, competition and the status of our facilities. Forward-looking statements, no matter where they occur in this document or in other statements attributable to the Company involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Part I, Item 1A of this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

We principally sell our products, identified as stock keeping units (“SKUs”), to individual consumers through our network of websites and online marketplaces. Our user-friendly websites provide customers with a comprehensive selection of approximately 2 million SKUs with detailed product descriptions and photographs. We have developed a proprietary product database that maps our SKUs to product applications based on vehicle makes, models and years.

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

In August 2010, we acquired all of the issued and outstanding shares of Automotive Specialty Accessories and Parts, Inc. and its wholly-owned subsidiary Whitney Automotive Group, Inc. (referred to herein as “WAG”), at the time, the nation’s leading catalog and internet direct marketer of automotive aftermarket performance parts and accessories. This acquisition has expanded our product line into all terrain vehicles, recreational vehicles and motorcycles, as well as provided us deep product knowledge into niche segments like Jeep, Volkswagen and trucks. The expansion of our product line increases our ability to reach customers in the do-it-yourself (“DIY”) automobile and off-road accessories market. Our flagship websites are located at www.autopartswarehouse.com, www.partstrain.com, www.jcwhitney.com, www.stylintrucks.com and www.AutoMD.com and our corporate website is located at www.usautoparts.net.

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

Online Sales Channel. Our online sales channel consists of our e-commerce channel, online marketplaces and online advertising. Our e-commerce channel includes a network of e-commerce websites, supported by our call-center sales agents. We also sell our products through online marketplaces, including third-party auction sites and shopping portals, which provide us with access to additional consumer segments. The majority of our online sales are to individual consumers. We sell online advertising and sponsorship positions on our e-commerce websites to highlight vendor brands and offer complementary products and services that benefit our customers. Advertising is targeted to specific sections of the websites and can also be targeted to specific users based on the vehicles they drive. Advertising partners primarily include part vendors, national automotive aftermarket brands, and automobile manufacturers.

Offline Sales Channel. We sell and deliver to collision repair shops throughout Southern California and the state of Virginia via our offline sales channel. We also market our Kool-Vue™ products nationwide to auto parts wholesale distributors and serve consumers by operating retail outlet stores in Independence, Ohio and LaSalle, Illinois.

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

Stock-and-Ship Fulfillment. Our stock-and-ship products are sourced primarily from manufacturers and other suppliers located in Asia and in the U.S. and are stored in one of our distribution centers in Carson, California; Chesapeake, Virginia; LaSalle, Illinois; and Independence, Ohio. All products received into our distribution centers are entered into our inventory management systems, allowing us to closely monitor inventory availability. We consider a number of factors in determining which items to stock in our distribution centers, including which products can be purchased at a meaningful discount to domestic prices for similar items, which products have historically sold in high volumes, and which products may be out of stock when we attempt to fulfill via drop-ship.

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

Suppliers

We source our products from foreign manufacturers and importers located in Taiwan and China, and from U.S. manufacturers and distributors. We drop-ship orders for low demand products manufactured in the U.S. directly from our manufacturers and distributors. We generally place large-volume orders with these suppliers and, as a result, may receive volume discounts on certain ordered products. Our domestic suppliers offer direct-to-customer shipping, allowing us to save on fulfillment costs and offer a broader selection of products. We have developed application programming interfaces with several of these suppliers that allow us to electronically transmit orders and check inventory availability. We are a significant customer for many of our drop-ship vendors and have long standing relationships and contracts with many of these suppliers. For the fiscal year ended December 31, 2011, two of our drop-ship vendors provided 18.7% of our total product purchases.

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

International Operations

In April 2007, we established offshore operations in the Philippines. Our offshore operations allow us to access a workforce with the necessary technical skills at a significantly lower cost than comparably experienced U.S.-based professionals. Our offshore operations are responsible for a majority of our website development, catalog management, and back office support. Our offshore operations also house our main call center. We have 1,005 employees in the Philippines.

In addition to our operations in the Philippines, we have a Canadian subsidiary to facilitate sales of our products in Canada; the subsidiary has no distribution center or employees. We also ship parts directly to Canada and elsewhere throughout the world through a freight forwarding partner. In 2011, we shipped auto parts to over 160 different countries.

Competition

The auto repair information and parts industry is competitive and highly fragmented, with products distributed through multi-tiered and overlapping channels. We compete with both online and offline retailers who offer original equipment manufacturer (“OEM”) and aftermarket parts to either the DIY or do-it-for-me (“DIFM”) customer segments. Current or potential competitors include the following:

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

Environmental

We are subject to environmental regulation as it affects certain of the products we sell. For instance, California currently only allows catalytic converters approved by the state to be sold within the state and, during 2010 and early 2011, the Company met with the California Air Resources Board (“CARB”) to discuss alleged sales of catalytic converters into California by the Company and third-party suppliers that are not compliant with California regulations. CARB informed the Company that penalties shall be assessed with regard to any non-compliant sales. On October 26, 2011, the Company and CARB entered into a settlement agreement related to this inquiry. Without admitting any liability, the Company agreed to pay a non-material cash penalty, subject to being offset by contributions from some of the Company’s third-party suppliers, in exchange for a release from CARB of the Company and such third-party suppliers. There has been an indication that other states may be pursuing the enactment of similar regulations. In addition, if we expanded our product lines, we may be subject to additional environmental regulation.

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

Employees

As of December 31, 2011, we had 516 employees in the United States and 1,005 employees in the Philippines for a total of 1,521 employees. None of our employees are represented by a labor union, and we have never experienced a work stoppage.

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

As part of our growth strategy, we acquired WAG on August 12, 2010 and we expect that we will selectively pursue additional acquisitions of businesses, technologies or services in order to expand our capabilities, enter new markets or increase our market share. In conjunction with the acquisition of WAG, we recorded a significant valuation allowance against our deferred tax asset, and have incurred greater than usual legal and accounting fees, as well as general and administrative expenses. Additionally, because the acquisition of WAG was a stock purchase, we may incur liability for acts taken prior to our acquisition that may involve costly litigation. Integrating any newly acquired businesses’ websites, technologies or services is likely to be expensive and time consuming. For example, our acquisition of All OEM Parts, Inc., Partsbin.com, Inc., and other affiliated companies (collectively “Partsbin”), resulted in significant costs, including a material impairment charge, a write-down of goodwill associated with the acquisition, and a number of challenges, including retaining employees of the acquired company, integrating our order processing and credit processing, integrating our product pricing strategy, and integrating the diverse technologies and differing e-commerce platforms and accounting systems used by each company. Our integration activities in connection with our acquisitions have also caused a substantial diversion of our management’s attention. If we are unable to successfully complete the integration of acquisitions, we may not realize the anticipated synergies from such acquisitions, we may take impairment charges and write-downs associated with such acquisitions, and our business and results of operations could suffer. In connection with the acquisition of WAG, during fiscal 2011, we incurred acquisition and integration related costs of $7.4 million and recorded a non-cash impairment charge on certain trade name intangible assets totaling $5.1 million (see “Note 6- Goodwill and Intangibles” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report).

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

Our ability to comply with the covenants and other terms of our debt obligations will depend on our future operating performance. If we fail to comply with such covenants and terms, we would be required to obtain waivers from our lenders to maintain compliance with our debt obligations. As of January 1, 2011 and October 1, 2011, in connection with our credit facility, our consolidated fixed charge coverage ratio was lower than the ratio required by the covenants in the credit facility. In February 2011 and October 2011, we and Silicon Valley Bank (“Bank”) entered into Amendment No. 1 and Amendment No. 2, respectively, to Loan and Security Agreement and Limited Waiver (collectively, the “Amendments”). The Amendments waived our lack of compliance with the consolidated fixed charge coverage ratio covenant in the loan agreement as of January 1, 2011 and October1, 2011. The Amendments also amended the definition of “Consolidated EBITDA” (Earnings Before Interest, Taxes, Depreciation and Amortization) to more readily accommodate our integration of the WAG acquisition. In December 2011, the Company and the Bank entered into Amendment No. 3 to Loan and Security Agreement in connection with a vendor purchasing card program with J.P Morgan Chase Bank, N.A. During March 2012, the Company determined it was probable that the consolidated fixed charge coverage ratio would not be in compliance with the required minimum level for the quarter ending March 31, 2012. This determination was made during the Company’s monitoring of their covenants, which includes monthly calculations of “Consolidated EBITDA” projected to quarter end. As a result, on March 23, 2012, the Company and the Bank entered into Amendment No. 4 to Loan and Security Agreement (the “Fourth Amendment”). The Fourth Amendment reduced the required consolidated fixed charge coverage ratio to a level we are projected to be in compliance with as of March 31, 2012. In the future, if we are unable to obtain any necessary waivers and the debt is accelerated, a material adverse effect on our financial condition and future operating performance would result. Additionally, our indebtedness could have important consequences, including the following:

•

we will have to dedicate a portion of our cash flow to making interest and principal payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions or other general corporate purposes;

•	certain levels of indebtedness may make us less attractive to potential acquirers or acquisition targets;

•

certain levels of indebtedness may limit our flexibility to adjust to changing business and market conditions, and make us more vulnerable to downturns in general economic conditions as compared to competitors that may be less leveraged; and

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

We maintain international business operations in the Philippines. This international operation includes development and maintenance of our websites, Internet marketing personnel, and sales and customer support services. We also operate a Canadian subsidiary to facilitate sales in Canada. We are subject to a number of risks and challenges that specifically relate to our international operations. Our international operations may not be successful if we are unable to meet and overcome these challenges, which could limit the growth of our business and may have an adverse effect on our business and operating results. These risks and challenges include:

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

We acquire substantially all of our products from manufacturers and distributors located in Taiwan, China and the United States. Our top ten suppliers represented approximately 41% of our total product purchases during the fifty-two weeks ended December 31, 2011 (“fiscal 2011”). We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. In addition, our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. In addition, the increasing consolidation among auto parts suppliers may disrupt or end our relationship with some suppliers, result in product shortages and/or lead to less competition and, consequently, higher prices.

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

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on our distributors to manage inventory, process orders and distribute those products to our customers in a timely manner. For fiscal 2011, our product purchases from two drop-ship suppliers represented 18.7% of our total product purchases. If we do not maintain our existing relationships with these suppliers and our other distributors on acceptable commercial terms, we will need to obtain other suppliers and may not be able to continue to offer a broad selection of merchandise at competitive prices, and our sales may decrease.

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

Challenges by OEMs to the validity of the aftermarket auto parts industry and claims of intellectual property infringement could adversely affect our business and the viability of the aftermarket auto parts industry.

OEMs have attempted to use claims of intellectual property infringement against manufacturers and distributors of aftermarket products to restrict or eliminate the sale of aftermarket products that are the subject of the claims. The OEMs have brought such claims in federal court and with the United States International Trade Commission. We have received in the past, and we anticipate we may in the future receive, communications alleging that certain products we sell infringe the patents, copyrights, trademarks and trade names or other intellectual property rights of OEMs or other third parties. For instance, after approximately three and a half years of litigation and related costs and expenses, on April 16, 2009, we entered into a settlement agreement with Ford Motor Company and Ford Global Technologies, LLC that ended the two legal actions that were initiated by Ford against us related to claims of intellectual property infringement.

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

We regard our trademarks, trade secrets and similar intellectual property such as our proprietary back-end order processing and fulfillment code and process as important to our success. We rely on trademark and copyright law, and trade secret protection, and confidentiality and/or license agreements with employees, customers, partners and others to protect our proprietary rights. We cannot be certain that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, our proprietary rights may be infringed or misappropriated, and we could be required to incur significant expenses to preserve them. For instance, on June 25, 2009, we filed a lawsuit in United States District Court, Central District of California against PartsGeek LLC, its members and several of its employees, alleging, among other things, misappropriation of trade secrets, breach of contract and unfair competition. We are requesting both monetary and injunctive relief. The outcome of such litigation is uncertain, and the cost of prosecuting the litigation may have an adverse impact on our earnings. We have common law trademarks, as well as pending federal trademark registrations for several marks and several registered marks. Even if we obtain approval of such pending registrations, the resulting registrations may not adequately cover our intellectual property or protect us against infringement by others. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services may be made available online. We also currently own or control a number of Internet domain names, including www.usautoparts.net, www.autopartswarehouse.com, www.partstrain.com, www.jcwhitney.com, www.AutoMD.com and www.stylintrucks.com, and have invested time and money in the purchase of domain names and other intellectual property, which may be impaired if we cannot protect such intellectual property. We may be unable to protect these domain names or acquire or maintain relevant domain names in the United States and in other countries. If we are not able to protect our trademarks, domain names or other intellectual property, we may experience difficulties in achieving and maintaining brand recognition and customer loyalty.

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

As of December 31, 2011, our executive officers and directors and entities that are affiliated with them beneficially owned in the aggregate approximately 46.1% of our outstanding shares of common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to significantly influence our management and affairs and matters requiring stockholder approval including the election of our entire Board of Directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.

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

While management has concluded that our internal controls over financial reporting were effective as of December 31, 2011, we have in the past, and could in the future, have a material weakness or significant deficiency in our control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

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

Our investment securities consist of high-grade auction rate preferred securities (“ARPS”). As of December 31, 2011, our long-term marketable securities were comprised of $2.1 million (fair value) of high-grade (AAA rated) ARPS issued primarily by closed end funds that primarily hold debt obligations from municipalities. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of ARPS.

In response to the credit situation, in February 2008, we instructed our investment advisor to liquidate all our investments in closed end funds and move these funds into money market investments, but there was insufficient demand at auction for our remaining four high-grade ARPS, representing approximately $7.8 million (par value) at that time. As a result, our remaining ARPS currently are not liquid, and have been reclassified as long-term investments. For the period June 30, 2008 through December 31, 2011, approximately $5.7 million of our investments in ARPS were redeemed at par value, but we do not know when we will have access to the capital in our remaining $2.1 million (par value) of ARPS investments. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal or until a future auction on these investments is successful, the securities are redeemed by the issuer or a secondary market emerges. If we cannot readily access these funds, we may be required to borrow funds or issue additional debt or equity securities to meet our capital requirements.

As of December 31, 2011, management concluded that these remaining investments were temporarily impaired and has recognized an unrealized loss in other comprehensive income totaling $21,000. Management is not sure that these investments will not be settled in the short term, although the market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an additional impairment charge.

We may be subject to liability for sales and other taxes and penalties, which could have an adverse effect on our business.

We currently collect sales or other similar taxes only on the shipment of goods to the states of California, Kansas, Virginia, Illinois and Ohio. The U.S. Supreme Court has ruled that vendors whose only connection with customers in a state is by common carrier or the U.S. mail are free from state-imposed duties to collect sales and use taxes in that state. However, states could seek to impose additional income tax obligations or sales tax collection obligations on out-of-state companies such as ours, which engage in or facilitate online commerce, based on their interpretation of existing laws, including the Supreme Court ruling, or specific facts relating to us. If sales tax obligations are successfully imposed upon us by a state or other jurisdiction, we could be exposed to substantial tax liabilities for past sales and penalties and fines for failure to collect sales taxes. We could also suffer decreased sales in that state or jurisdiction as the effective cost of purchasing goods from us increases for those residing in that state or jurisdiction.

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

Security threats to our IT infrastructure could expose us to liability, and damage our reputation and business

It is essential to our business strategy that our technology and network infrastructure remain secure and is perceived by our customers to be secure. Despite security measures, however, any network infrastructure may be vulnerable to cyber-attacks by hackers and other security threats. As a leading online source for automotive aftermarket parts and repair information, we may face cyber-attacks that attempt to penetrate our network security, including our data centers, to sabotage or otherwise disable our network of websites and online marketplaces, misappropriate our or our customers’ proprietary information, which may include personally identifiable information, or cause interruptions of our internal systems and services. If successful, any of these attacks could negatively affect our reputation, damage our network infrastructure and our ability to sell our products, harm our relationship with customers that are affected and expose us to financial liability.

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

We are subject to federal and state consumer protection laws and regulations, including laws protecting the privacy of customer non-public information and regulations prohibiting unfair and deceptive trade practices, as well as laws and regulations governing businesses in general and the Internet and e-commerce and certain environmental laws. Additional laws and regulations may be adopted with respect to the Internet, the effect of which on e-commerce is uncertain. These laws may cover issues such as user privacy, spyware and the tracking of consumer activities, marketing e-mails and communications, other advertising and promotional practices, money transfers, pricing, content and quality of products and services, taxation, electronic contracts and other communications, intellectual property rights, and information security. Furthermore, it is not clear how existing laws such as those governing issues such as property ownership, sales and other taxes, trespass, data mining and collection, and personal privacy apply to the Internet and e-commerce. For example, California has enacted legislation banning the sale of catalytic converters that do not meet California emissions regulations, and the current federal administration has indicated that 13 additional states will be allowed to enact their own legislation that mirrors the California legislation. During 2010 and in early 2011, we met with CARB to discuss alleged sales of catalytic converters into California by us and our third-party suppliers that are not compliant with California regulations. CARB informed us that penalties may be assessed with regard to any non-compliant sales and, on October 26, 2011, we and CARB entered into a settlement agreement related this inquiry. Without admitting any liability, we agreed to pay a non-material cash penalty, which was partially offset by contributions from some of our third-party suppliers, in exchange for a release from CARB of us and such third-party suppliers. To the extent we expand into international markets, we will be faced with complying with local laws and regulations, some of which may be materially different than U.S. laws and regulations. Any such foreign law or regulation, any new U.S. law or regulation, or the interpretation or application of existing laws and regulations to the Internet or other online services or our business in general, may have a material adverse effect on our business, prospects, financial condition and results of operations by, among other things, impeding the growth of the Internet, subjecting us to fines, penalties, damages or other liabilities, requiring costly changes in our business operations and practices, and reducing customer demand for our products and services. We do not maintain insurance coverage to cover the types of claims or liabilities that could arise as a result of such regulation.

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

As of December 31, 2011, the square footage of our leased and owned office and warehouse space was 485,000 and 347,000, respectively. Our corporate headquarters and primary distribution centers are located in Carson, California and LaSalle, Illinois in approximately 510,000 square feet of office and warehouse space. We have a 217,000 square foot distribution center in Chesapeake, Virginia, and an additional 61,000 square foot of warehouse space in Independence, Ohio. We currently lease approximately 43,000 square feet of office space in the Philippines for our employees located in that country.

In September 2011, we entered into a sublease agreement for the leasing of approximately 25,000 square feet of commercial office space located in Carson, California. The sublease will enable us to consolidate our corporate office space from three buildings into one, and will allow us to consolidate our California fulfillment operations into one warehouse, which will reduce our monthly rent expense and potentially create warehouse operating efficiencies once the space consolidation has been completed. For additional information regarding our obligations under property leases, see “Note 12-Commitments and Contingencies” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth under the caption “Legal Matters” in Note 12 of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of this report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is being trading on the NASDAQ Global Market under the symbol “PRTS.” The table below sets forth the high and low sales prices of our common stock for the periods indicated:

	High	Low
Quarter ended April 3, 2010	$7.65	$5.11
Quarter ended July 3, 2010	9.40	6.00
Quarter ended October 2, 2010	9.04	5.92
Quarter ended January 1, 2011	9.07	7.73
Quarter ended April 2, 2011	9.85	6.75
Quarter ended July 2, 2011	8.55	6.62
Quarter ended October 1, 2011	7.85	4.31
Quarter ended December 31, 2011	6.00	3.69

On March 19, 2012, the last reported sale price of our common stock on the NASDAQ Global Market was $3.60 per share.

Holders

As of March 19, 2012, there were approximately 1,702 holders of record of our common stock.

Stock Performance Graph

The material in this section is not “soliciting material,” is not deemed “filed” with the SEC, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The following graph shows an annual comparison of the total cumulative returns of an investment of $100 in cash on February 9, 2007, the first trading day following our initial public offering in (i) our common stock, (ii) the Morgan Stanley Technology Index, (iii) the S&P 500 Retail Index and (iv) NASDAQ Composite Index, in each case through December 31, 2011. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The graph assumes that all dividends have been reinvested (to date, we have not declared dividends).

Dividend Policy

No dividends were paid during the fifty-two week periods ended January 1, 2011 and December 31, 2011. We currently intend to retain any future earnings to finance the growth and development of our business, and we do not anticipate that we will declare or pay any cash dividends on our common stock in the foreseeable future. In August 2010, the Company and Silicon Valley Bank entered into a Loan and Security Agreement, as amended, and other definitive documentation for a $35 million secured credit facility. The Loan and Security Agreement requires us to obtain a prior written consent from Silicon Valley Bank when we determine to pay any dividends on or make any distribution with respect to our common stock. See “Liquidity and Capital Resources” in Item 7 of Part II included in this report for further information on the covenants under the secured credit facility. Any future determination to pay cash dividends will be subject to the above restriction as well as restrictions under any other existing indebtedness at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and other factors the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Sales of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

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

	Year Ended December 31, 2007 (“calendar year 2007”) (1)	Year Ended December 31, 2008 (“calendar year 2008”) (2)	52 Weeks Ended January 2, 2010 (“fiscal 2009”)	52 Weeks Ended January 1, 2011 (“fiscal 2010”) (3)	52 Weeks Ended December 31, 2011 (“fiscal 2011”) (4)
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Net sales	$160,957	$153,424	$176,288	$262,277	$327,072
Cost of sales	107,132	100,869	112,415	172,668	220,072

Gross profit	53,825	52,555	63,873	89,609	107,000
Operating expenses:
Marketing	21,551	22,965	23,419	38,757	55,785
General and administrative	18,587	18,234	19,640	28,628	31,961
Fulfillment	7,557	9,116	11,437	14,946	19,164
Technology	1,987	3,642	4,467	5,902	7,274
Amortization of intangibles	8,350	4,958	661	2,804	3,673
Impairment loss on intangibles	—	18,938	—	—	5,138
Impairment loss on goodwill	—	4,430	—	—	—

Total operating expenses	58,032	82,283	59,624	91,037	122,995
(Loss) income from operations	(4,207)	(29,728)	4,249	(1,428)	(15,995)
Other income (expense), net	1,148	1,000	191	(280)	(654)

(Loss) income before income taxes	(3,059)	(28,728)	4,440	(1,708)	(16,649)
Income tax provision (benefit)	538	(11,822)	3,123	12,218	(1,512)

Net (loss) income	$(3,597)	$(16,906)	$1,317	$(13,926)	$(15,137)

Basic net (loss) income per share	$(0.13)	$(0.57)	$0.04	$(0.46)	$(0.50)
Diluted net (loss) income per share	$(0.13)	$(0.57)	$0.04	$(0.46)	$(0.50)
Shares used in computation of basic net (loss) income per share	28,274,022	29,846,757	29,851,873	30,269,462	30,545,638
Shares used in computation of diluted net (loss) income per share	28,274,022	29,846,757	30,809,111	30,269,462	30,545,638

(1)	Calendar year 2007 included a reserve of $4.5 million for the securities litigation settlement fee and associated expenses.
(2)	Calendar year 2008 included a $23.4 million non-cash impairment charge on goodwill and intangible assets.
(3)

Fiscal 2010 included the results of WAG which was acquired in August 2010, and was not reflected in prior periods. During fiscal 2010, the net sales of $39.1 million and the net loss of $6.0 million of WAG were included in the consolidated statement of operations since the acquisition date of August 12, 2010. Also the recognition of $13.6 million valuation allowance for deferred income tax assets was included in fiscal 2010. The total valuation allowance recorded during the year was $18.3 million, of which $4.7 million was recorded as a reduction to the value of the acquired deferred tax assets of WAG recorded as part of the purchase accounting for WAG.

(4)	Fiscal 2011 included the full year results of WAG and a $5.1 million non-cash impairment charge on intangible assets related to WAG trade names.

	Year Ended December 31, 2007	Year Ended December 31, 2008	52 Weeks Ended January 2, 2010	52 Weeks Ended January 1, 2011	52 Weeks Ended December 31, 2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$19,399	$32,473	$26,251	$17,595	$10,335
Working capital (1)	40,421	36,013	42,049	19,175	8,666
Total assets (2)	110,056	90,430	104,614	153,537	142,216
Notes payable to stockholders	1,000	—	—	—	—
Long-term debt (excluding current portion)	48	—	—	18,060	11,662
Stockholders’ equity	91,643	77,522	82,687	72,804	60,924

(1)

Calendar year 2008 excluded $6.5 million of investments which were reclassified to long-term due to illiquidity in the market. Additionally, fiscal 2009, fiscal 2010 and fiscal 2011 excluded $4.3 million, $4.1 million and $2.1 million, respectively, of the same investments.

(2)	Fiscal 2010 and fiscal 2011 included a deferred income tax asset valuation allowance of $18.3 million and $22.8 million, respectively, that is netted against the total assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our History. We were formed in Delaware in 1995 as a distributor of aftermarket auto parts and launched our first website in 2000. We rapidly expanded our online operations, increasing the number of SKUs sold through our e-commerce network, adding additional websites, improving our Internet marketing proficiency and commencing sales in online marketplaces. Additionally, in August 2010, through our acquisition of WAG, we expanded our product-lines and increased our customer reach in the DIY automobile and off-road accessories market. As a result, our business has grown since 2000, generating net sales of $327.1 million for fiscal 2011.

International Operations. In April 2007, we established offshore operations in the Philippines. Our offshore operations allow us to access a workforce with the necessary technical skills at a significantly lower cost than comparably experienced U.S.-based professionals. Our offshore operations are responsible for a majority of our website development, catalog management, and back office support. Our offshore operations also house our main call center. We had 1,005 employees in the Philippines as of December 31, 2011. In addition to our operations in the Philippines, we have a Canadian subsidiary to facilitate sales of our products in Canada; the subsidiary has no distribution center or employees. We also ship parts directly to Canada and through a freight forwarding partner throughout the world. In 2011, we shipped auto parts to over 160 different countries. We believe that the cost advantages of our offshore operations provide us with the ability to grow our business in a cost-effective manner, and we expect to continue to add headcount and infrastructure to our offshore operations.

Acquisitions. From time to time, we may acquire certain businesses, websites, domain names, or other assets. In the third quarter of fiscal 2009, we completed the acquisition of the assets of a small website and the related domain names which further expanded and enhanced our product offering and our ability to reach more customers. In the first quarter of fiscal 2010, we completed two additional website and domain name asset acquisitions, which increased our net sales and internet traffic. In August 2010, Go Fido, Inc., a wholly-owned subsidiary of ours, completed the purchase of all of the outstanding capital stock of Automotive Specialty Accessories and Parts, Inc. and its wholly-owned subsidiary Whitney Automotive Group, Inc. (referred to herein as “WAG”). WAG’s Midwest facility expanded our distribution network and the merchandise WAG offers extended our go-to market product-lines into all terrain vehicles, recreational vehicles and motorcycles, as well as provides us with deep product knowledge into niche segments like Jeep, Volkswagen and trucks. This expansion of our product line increases our customer reach in the DIY automobile and off-road accessories market. The Company believes that the combination of WAG’s established brands and focus on the customer experience, coupled with the Company’s capacity to compete online, creates opportunity for growth. Related to the WAG acquisition, the Company has incurred acquisition and integration related costs of $3.1 million and $7.4 million for the fiscal year ended January 1, 2011and December 31, 2011, respectively. These costs included one-time contract cancellation costs of $1.5 million that the Company recorded in September 2011, for terminating WAG’s sublease agreement related to its former corporate offices located in Chicago, Illinois. No significant integration costs are anticipated in the future, as such the majority of the acquisition and integration related costs have been paid as of December 31, 2011. Since the WAG acquisition, certain residual WAG operations have been separately accounted for during the integration process. These operations relate to certain WAG product revenues, the related operating costs and integration costs. We have presented such residual WAG operations for purposes of providing comparable financial information for the impacted fiscal years ended 2010 and 2011. We will not provide this information going forward into 2012, since 2011 represented a full year with these residual WAG operations and will thus be more comparable to 2012. We expect such revenues and expenses that directly relate to WAG products will gradually decrease over fiscal 2012. For additional information, see “Note 5 – Business Combination” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report. We may pursue additional acquisition opportunities in the future to increase our share of the aftermarket auto parts market or expand our product offering.

Executive Summary

For the fiscal year 2011, the Company generated net sales of $327.1 million, compared with $262.3 million for fiscal 2010, representing an increase of 25%. Excluding $83.4 million and $39.1 million of net sales from WAG in fiscal 2011 and 2010, respectively, our net sales for fiscal 2011 and 2010 were $243.7 million and $223.2 million, respectively, for an increase of 9% over the prior year. Net loss for fiscal 2011 was $15.1 million, or $0.50 per share, which included a non-cash write-down of intangibles and restructuring charges related to WAG of $3.4 million (net of a $1.7 million tax benefit) and $7.4 million, respectively, and $0.5 million of legal expenses to protect intellectual property. This compares to a net loss of $13.9 million, or $0.46 per share for fiscal 2010, which included $3.1 million of restructuring charges related to WAG, and $2.3 million of legal expenses to protect intellectual property. Earnings per share for fiscal 2011 and 2010 also included amortization expense related to intangibles of $3.7 million or $0.12 per share and $2.8 million or $0.09 per share, respectively. We generated Adjusted EBITDA (Earnings before Interest, Taxes, Depreciation, and Amortization plus current year’s share-based compensation expense, legal costs to enforce intellectual property rights, restructuring expenses related to acquisition and a fiscal 2010 only charge for change in revenue recognition) of $16.3 million in fiscal 2011 compared to $19.5 million in fiscal 2010. Adjusted EBITDA excludes share-based compensation expense of $2.6 million in fiscal 2011 and $2.7 million in fiscal 2010. Adjusted EBITDA is presented because such measure is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income as an indicator of the Company’s operating performance or as an alternative cash flows as measures of the Company’s overall liquidity as presented in the Company’s consolidated financial statements. Further, the Adjusted EBITDA measure shown for the Company may not be comparable to similarly titled measures used by other companies.

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

The tables below reconcile net (loss) income to consolidated Adjusted EBITDA and U.S. Auto Parts (“USAP”) excluding the WAG acquisition for the periods presented (in thousands):

	00000000	00000000	00000000	00000000
	Thirteen Weeks Ended January 1, 2011	Thirteen Weeks Ended December 31, 2011	Fifty-Two Weeks Ended January 1, 2011	Fifty-Two Weeks Ended December 31, 2011
Consolidated
Net loss	$(2,896)	$(7,020)	$(13,926)	$(15,137)
Interest expense, net	240	244	371	963
Income tax provision (benefit)	64	(1,727)	12,218	(1,512)
Amortization of intangibles	1,640	345	2,804	3,673
Depreciation and amortization	2,982	3,494	9,466	12,695

EBITDA (loss)	2,030	(4,664)	10,933	682

Impairment loss on intangibles	—	5,138	—	5,138
Share-based compensation	630	660	2,742	2,607
Legal costs to enforce intellectual property rights	87	19	2,284	462
Charge for change in revenue recognition	—	—	411	—
Add back restructuring	1,534	784	3,124	7,375

Adjusted EBITDA	$4,281	$1,937	$19,494	$16,264

	00000000	00000000	00000000	00000000
	Thirteen Weeks Ended January 1, 2011	Thirteen Weeks Ended December 31, 2011	Fifty-Two Weeks Ended January 1, 2011	Fifty-Two Weeks Ended December 31, 2011
USAP excluding WAG
Net income (loss)	$218	$128	$(7,909)	$4,745
Interest expense, net	295	245	378	964
Income tax provision (benefit)	29	(305)	12,182	(144)
Amortization of intangibles	125	125	494	500
Depreciation and amortization	2,325	2,564	8,458	9,928

EBITDA	2,992	2,757	13,603	15,993

Share-based compensation	630	660	2,742	2,607
Legal costs to enforce intellectual property rights	87	19	2,284	462
Charge for change in revenue recognition	—	—	411	—

Adjusted EBITDA	$3,709	$3,436	$19,040	$19,062

Basis of Presentation

Net Sales. Online and offline sales represent two different sales channels for our products. We generate online net sales primarily through the sale of auto parts to individual consumers through our network of e-commerce websites and online marketplaces, including online advertising. E-commerce sales are derived from our network of websites, which are company owned and operated. E-commerce and online marketplace sales also include inbound telephone sales through our call center that supports these sales channels. Online marketplaces consist primarily of sales of our products on online auction websites, where we sell through auctions as well as through storefronts that we maintain on these third-party owned websites. We sell advertising and sponsorship positions on our e-commerce websites to highlight vendor brands and offer complementary products and services that benefit our customers. Advertising is targeted to specific sections of the websites and can also be targeted to specific users based on the vehicles they drive. Advertising partners primarily include part vendors, national automotive aftermarket brands, and automobile manufacturers. Our offline sales channel represents our distribution of products directly to commercial customers by selling auto parts to collision repair shops located in Southern California and Virginia. Our offline sales channel also includes the distribution of our Kool-Vue mirror line to auto parts distributors nationwide. We also serve consumers by operating retail outlet stores in Independence, Ohio and LaSalle, Illinois.

Cost of Sales. Cost of sales consists of the direct costs associated with procuring parts from suppliers and delivering products to customers. These costs include product costs offset by purchase discounts, freight and shipping costs and warehouse supplies. Depreciation and amortization are excluded from cost of sales and included in marketing, general and administrative and fulfillment costs as noted below.

General and Administrative Expense. General and administrative expense consists primarily of administrative payroll and related expenses, payment processing fees, legal and professional fees, amortization of software and other administrative costs. General and administrative expense also includes depreciation and amortization expense and share-based compensation expense.

Marketing Expense. Marketing expense consists of online advertising spend, Internet commerce facilitator fees and other advertising costs, as well as payroll and related expenses associated with our marketing catalog, customer service, and sales personnel. These costs are generally variable and are typically a function of net sales. Marketing expense also includes depreciation and amortization expense and share-based compensation expense.

Fulfillment Expense. Fulfillment expense consists primarily of payroll and related costs associated with our warehouse employees and our purchasing group, facility rent, building maintenance, depreciation and other costs associated with inventory management and our wholesale operations. Fulfillment expense also includes depreciation and amortization expense and share-based compensation expense.

Technology Expense. Technology expense consists primarily of payroll and related expenses of our information technology personnel, the cost of hosting our servers, communications expenses and Internet connectivity costs, computer support and software development. Technology expense also includes share-based compensation expense.

Amortization of Intangibles. Amortization of intangibles consists of the amortization expense associated with our intangible assets, which primarily consist of the intangibles recorded as a result of the WAG acquisition.

Impairment loss on Intangibles. Impairment loss on intangibles consists of a fiscal 2011 non-cash impairment charge related to certain WAG trade name intangible assets.

Interest Income (Expense). Interest income consists primarily of interest income on investments. Interest expense consists primarily of interest expense on our outstanding loan balances and capital leases.

Other Income. Other income consists of miscellaneous income such as gain from disposition of assets.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, costs and expenses, as well as the disclosure of contingent assets and liabilities and other related disclosures. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and we include any revisions to our estimates in our results for the period in which the actual amounts become known.

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

This change in the second quarter of fiscal 2010 resulted in a deferral of $2.0 million of sales revenue and a decrease in cost of goods sold of $1.5 million, which reduced gross profit by $411,000. The Company has recognized revenue upon delivery to the customer starting the second quarter of fiscal 2010.

Revenue from sales of advertising is recorded when performance requirements of the related advertising program agreement are met. For fiscal 2011, the advertising revenue represented approximately 2% of our total revenue.

We evaluated the criteria of Accounting Standards Codification (“ASC”) Topic 605-45 - Revenue Recognition - Principal Agent Considerations (“ASC 605-45”), in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When we are the primary party obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers or have several but not all of these indicators, revenue is recorded at gross.

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

Payments received prior to the delivery of goods to customers are recorded as deferred revenue.

We periodically provide incentive offers to our customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off of current purchases and other similar offers. Current discount offers, when accepted by our customers, are treated as a reduction to the purchase price of the related transaction.

Sales discounts are recorded in the period in which the related sale is recognized. Sales return allowances are estimated based on historical amounts and are recorded upon recognizing the related sales. Credits are issued to customers for returned products.

Fair Value Measurements. We account for fair value measurements in accordance with ASC Topic 820 Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, provides a framework for measuring fair value and provides the disclosure requirements for fair value measurements. ASC 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1 - defined as observable inputs such as quoted prices in active markets; Level 2 - defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 - defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

We have evaluated both Level 2 and Level 3 evidence to measure the fair value of our $2.1 million of ARPS as of December 31, 2011. These investments consist solely of collateralized debt obligations supported by municipal and state agencies; do not include mortgage-backed securities or student loans; have redemption features that call for redemption at 100% of par value; and have a current credit rating of A or AAA. During fiscal 2011, we received partial redemptions at par value on our investments totaling $2.1 million. The fact that there continues to not be an active market as of December 31, 2011 to liquidate 100% of these investments, continues to be the final determination in classifying them as Level 3. We used a discounted cash flow valuation model to estimate the fair value of the securities. As a result of the temporary declines in fair value of our ARPS, which we attribute to liquidity issues rather than credit issues, we have recorded an unrealized loss of $21,000 to accumulated other comprehensive income. If our key assumptions used to determine estimated discounted cash flows change in the future, we may be required to record additional losses.

Inventory. Inventory consists of finished goods available-for-sale. We purchase inventory from suppliers both domestically and internationally, primarily in Taiwan and China. We believe that our products are generally available from more than one supplier, and we maintain multiple sources for many of our products, both internationally and domestically. We offer a broad line of auto parts for automobiles from model years 1965 to 2011. Because of the continued demand for our products, we primarily purchase products in bulk quantities to take advantage of quantity discounts and to ensure inventory availability.

Inventory is accounted for using the first-in first-out (“FIFO”) method and valued at the lower of cost or market value. During this valuation, we are required to make judgments about expected disposition of inventory, generally, through sales, returns to product vendors, or liquidations of obsolete or scrap products, and expected recoverable values of each disposition category based on currently-available information. If actual market conditions are less favorable than those anticipated by management, additional write-down of the value of our inventory may be required.

Website and Software Development Costs. We capitalize certain costs associated with software developed for internal use according to ASC Topic 350-40- Intangibles – Goodwill and Other – Internal-Use Software (“ASC 350-40”), and ASC Topic 350-50- Intangibles – Goodwill and Other – Website Development Costs (“ASC 350-50”). Under these provisions, we capitalize costs associated with website development and software developed for internal use when both the preliminary project design and testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website development and software development such as payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use software project. Capitalization of these costs ceases when the project is substantially complete and ready for its intended use.

Long-Lived Assets and Intangibles. We acquire tangible and intangible assets in the normal course of business. We evaluate the recoverability of the carrying amount of these long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with ASC Topic 360- Property, Plant, and Equipment (“ASC 360”). Management assesses potential impairments whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will result when the carrying value exceeds the undiscounted cash flows estimated to result from the use and eventual disposition of the asset. Impairment losses will be recognized in operating results to the extent that the carrying value exceeds the discounted future cash flows estimated to result from the use and eventual disposition of the asset. We continually use judgment when applying these impairment rules to determine the timing of the impairment tests, undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. The reasonableness of our judgments could significantly affect the carrying value of our long-lived assets. We did not recognize any impairment losses on long-lived assets and intangibles for fiscal 2009, 2010 and 2011.

Goodwill and Indefinite-Lived Intangibles. We account for goodwill under the guidance set forth in ASC Topic 350- Intangibles – Goodwill and Other (“ASC 350”), which specifies that goodwill and indefinite-lived intangibles should not be amortized. We have historically evaluated goodwill and indefinite-lived intangibles for impairment on an annual basis or more frequently if events or circumstances occur that would indicate a reduction in fair value. Our annual impairment testing date is October 31. In addition, we identified a single reporting unit in accordance with ASC 350. The goodwill impairment test is a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount including goodwill. We estimate the fair value of the reporting unit based on an equal weighting of two market approaches and an income approach, which utilizes discounted future cash flows. The market approaches utilized market multiples of invested capital from 1) comparable publicly traded companies and 2) comparable transactions. The market multiples from invested capital include revenues, total assets, book equity plus debt and EBITDA. Assumptions critical to the fair value estimates under the discounted cash flow model include discount rates, cash flow projections, projected long-term growth rates and the determination of terminal values. Management has performed a sensitivity analysis on its significant assumptions and has determined that a change in its assumptions within selected sensitivity testing levels would not impact its conclusion. The excess of fair value over carrying value for our reporting unit as of October 31, 2011, the annual testing date, was approximately $50 million, and there would have to be a 38% decrease in the estimated fair value of the reporting unit to fail step1. If the carrying amount exceeds estimated fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss by comparing the implied fair value of the reporting unit to its carrying value. We completed our annual testing and passed the first step of the impairment test. Current guidance, adopted in the fourth quarter of fiscal 2011, provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. We opted to continue to perform the step one test for fiscal 2011 as discussed above. We did not recognize any impairment loss on goodwill and indefinite-lived intangibles for fiscal 2009 and 2010. During 2011, we recorded a non-cash impairment charge on certain WAG trade name intangible assets totaling $5.1 million as further described in “Note 6- Goodwill and Intangibles” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report.

Income Taxes. The Company accounts for income taxes in accordance with ASC Topic740 Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When appropriate, a valuation reserve is established to reduce deferred tax assets, which include tax credits and loss carry forwards, to the amount that is more likely than not to be realized. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. We consider the following possible sources of taxable income when assessing the realization of our deferred tax assets:

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

The valuation of deferred tax assets requires judgment and assessment of the future tax consequences of events that have been recorded in the financial statements or in the tax returns, and our future profitability represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations. Prior to the acquisition of WAG, the Company concluded that it was more likely than not that we would realize the deferred tax assets in all jurisdictions. However, with the acquisition of WAG in 2010, based largely on the weight of the combined cumulative three-year adjusted loss position, it was determined that it was not more likely than not that the Company would realize its net deferred tax assets as of January 1, 2011. Therefore, a valuation allowance of $18.3 million was recorded as of January 1, 2011, of which $4.7 million was recorded in relation to WAG in connection with our acquisition in August 2010. Based on the same determination, an additional valuation allowance of $5.7 million was recorded as of December 31, 2011, resulting in a valuation allowance balance of $22.8 million as of December 31, 2011.

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

At December 31, 2011, federal and state net operating loss (“NOL”) carryforwards were $28.3 million and $42.2 million, respectively. Federal NOL carryforwards of $2.7 million were acquired in the acquisition of WAG which are subject to Internal Revenue Code section 382 and limited to an annual usage limitation of $135,000. Additionally the tax benefit of $0.9 million of the federal and state NOL carryforwards which was created by the exercise of stock options will be credited to additional paid-in-capital once recognized. Federal NOL carryforwards expire in 2029 and 2030, while state NOL carryforwards begin to expire in 2016. The state NOL carryforwards expire in the respective tax years as follows (in thousands):

2016 - 2022	$36,025
2023 - 2031	6,200

$42,225

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of December 31, 2011, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. During fiscal 2010, the Company was audited by the Internal Revenue Service for the year ended December 31, 2008. The audit was concluded with no change. The tax years 2007-2010 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2009-2010 remain open. The Company does not anticipate a significant change to the amount of unrecognized tax benefits within the next twelve months.

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures significantly differ from those estimates. We consider many factors when estimating expected forfeitures, including employee class, economic environment, and historical experience. Share-based compensation expense recognized in our financial statements is based on awards that are ultimately expected to vest. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested options, we may be required to accelerate, increase or cancel any remaining unrecognized share-based compensation expense.

We have granted to our employees options to purchase common stock at exercise prices equal to the fair market value of the underlying common stock at the time of each grant, which is the closing market price of our common stock.

Under provisions of ASC 718, we recognized $3.3 million, $2.7 million and $2.6 million of share-based compensation expense for fiscal 2009, fiscal 2010 and fiscal 2011, respectively. At December 31, 2011, the total compensation cost related to unvested stock-based awards granted to employees and non-employee directors under our equity incentive plans but not yet recognized was approximately $3.5 million, net of estimated forfeitures of approximately $1.8 million. This cost will be amortized over a weighted-average period of approximately 2.4 years and will be adjusted for any subsequent changes in estimated forfeitures.

Recent Accounting Pronouncements

See “Note 1 – Summary of Significant Accounting Policies and Nature of Operations” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	52 Weeks Ended January 2, 2010	52 Weeks Ended January 1, 2011	52 Weeks Ended December 31, 2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	63.8	65.8	67.3

Gross profit	36.2	34.2	32.7

	52 Weeks Ended January 2, 2010	52 Weeks Ended January 1, 2011	52 Weeks Ended December 31, 2011
Operating expenses:
Marketing	13.3	14.8	17.1
General and administrative	11.1	10.9	9.8
Fulfillment	6.5	5.7	5.8
Technology	2.5	2.3	2.2
Amortization of intangibles	0.4	1.1	1.1
Impairment loss on intangibles	—	—	1.6

Total operating expenses	33.8	34.7	37.6

Income (loss) from operations	2.4	(0.5)	(4.9)
Other income (expense):
Other income, net	—	—	0.1
Interest income (expense)	0.1	(0.1)	(0.3)

Total other income (expense)	0.1	(0.1)	(0.2)
Income (loss) before income taxes	2.5	(0.7)	(5.1)
Income tax provision (benefit)	1.8	4.7	(0.5)

Net income (loss)	0.7%	(5.3)%	(4.6)%

The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations.

Fifty-Two Weeks Ended January 1, 2011 Compared to the Fifty-Two Weeks Ended December 31, 2011

Net Sales and Gross Margin

	52 Weeks Ended January 1,	52 Weeks Ended December 31,	$ Change	% Change
	2011	2011
	(in thousands)
Net sales	$262,277	$327,072	$64,795	24.7%
Cost of sales	172,668	220,072	47,404	27.5%

Gross profit	$89,609	$107,000	$17,391	19.4%
Gross margin	34.2%	32.7%		(1.5)%

Consolidated net sales increased $64.8 million, or 24.7%, for fiscal 2011 compared to fiscal 2010. Excluding $83.4 million of sales from WAG, the USAP net sales for fiscal 2011 were $243.7 million, an increase of 9.2% over fiscal 2010 net sales, due to increases of $19.5 million, or 9.4%, in online sales and $1.0 million, or 6.2%, in offline sales, which consist of our Kool-Vue™ and wholesale operations. Our online sales consist of our e-commerce, online marketplace sales channels and online advertising. Our e-commerce channel includes our e-commerce websites supported by our call-center sales agents who generate cross-sell and up-sell opportunities. Our online marketplaces consist primarily of auction and other third-party websites. Online advertising is sold on our e-commerce websites.

The USAP increase in online sales is primarily due to a $15.6 million, or 9.0%, increase in e-commerce sales, which resulted from an increase of 211,007, or 11.8%, in total placed orders, an increase of 10.2 million, or 8.9%, in unique visitors, partially offset by a decrease of $2.49, or 2.1%, in average order value from fiscal 2010 to fiscal 2011. The increases in total placed orders and the unique visitors resulted from increased marketing spend driving higher paid traffic and better content on our websites driving more organic traffic. The increases were also attributed to more effective pricing, better catalog data and a better customer experience. Our average order value declined due to increased pricing competition and increased sales of lower cost direct sourced products.

Consolidated gross profit increased 19.4% from fiscal 2010 to fiscal 2011. Consolidated gross margin declined 1.5% to 32.7% compared to fiscal 2010. Excluding the gross profit from WAG, USAP gross profit was $80.4 million, an increase of 6.1%, and USAP gross margin was 33.0% for fiscal 2011 compared to 34.0% for fiscal 2010. USAP gross margin was unfavorably impacted by a shift from body to engine parts and increased freight expenses.

Marketing Expense

	52 Weeks Ended January 1,	52 Weeks Ended December 31,	$ Change	% Change
	2011	2011
	(in thousands)
Marketing expense	$38,757	$55,785	$17,028	43.9%
Percent of net sales	14.8%	17.1%		2.3%

Marketing expense increased $17.0 million, or 43.9%, for fiscal 2011 compared to fiscal 2010. Excluding $20.7 million of marketing expense from WAG, the USAP marketing expense increased $4.9 million, or 16.4%, from fiscal 2010, primarily due to higher amortization costs related to software deployments and an increase in advertising spend which resulted in higher listing and placement fees paid to commercial and search engine websites such as eBay, Google and MSN.

General and Administrative Expense

	52 Weeks Ended January 1,	52 Weeks Ended December 31,
	2011	2011	$ Change	% Change
	(in thousands)
General and administrative expense	$28,628	$31,961	$3,333	11.6%
Percent of net sales	10.9%	9.8%		(1.1)%

General and administrative expense increased $3.3 million or 11.6% for fiscal 2011 compared to fiscal 2010. Excluding $12.9 million from WAG, the USAP general and administrative expense decreased $3.6 million primarily due to lower legal expense and depreciation and amortization.

Fulfillment Expense

	52 Weeks Ended January 1,	52 Weeks Ended December 31,	$ Change	% Change
	2011	2011
	(in thousands)
Fulfillment expense	$14,946	$19,164	$4,218	28.2%
Percent of net sales	5.7%	5.9%		0.2%

Fulfillment expense increased $4.2 million, or 28.2%, for fiscal 2011 compared to fiscal 2010. Excluding $3.9 million of fulfillment expense from WAG, the USAP fulfillment expense increased $2.0 million due to an increase in warehouse labor expense in connection with the WAG integration and higher depreciation and amortization from software deployments.

Technology Expense

	52 Weeks Ended January 1,	52 Weeks Ended December 31,	$ Change	% Change
	2011	2011
	(in thousands)
Technology expense	$5,902	$7.274	$1,372	23.2%
Percent of net sales	2.3%	2.2%		(0.1)%

Technology expense increased $1.4 million, or 23.2%, for fiscal 2011 compared to fiscal 2010. Excluding $2.3 million of technology expense from WAG, the USAP technology expense increased $0.4 million, however, as a percentage of net sales, fiscal 2011 remained consistent with fiscal 2010.

Amortization of Intangibles

	52 Weeks Ended January 1,	52 Weeks Ended December 31,	$ Change	% Change
	2011	2011
	(in thousands)
Amortization of intangibles	$2,804	$3,673	$869	31.0%
Percent of net sales	1.1%	1.1%		—%

Amortization of intangibles increased by $0.9 million, or 31.0%, in fiscal 2011, primarily due to a full year of amortization expense in the amount of $3.2 million related to the intangible assets acquired in connection with our acquisition of WAG in August 2010.

Impairment loss on Intangibles

Impairment loss on intangibles consists of a fiscal 2011 non-cash impairment charge related to certain WAG trade name intangible assets in the amount of $5.1 million. See further detail in “Note 6- Goodwill and Intangibles” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report.

Other Expense, Net

	52 Weeks Ended January 1,	52 Weeks Ended December 31,	$ Change	% Change
	2011	2011
	(in thousands)
Other expense, net	$(280)	$(654)	$(374)	(133.6)%
Percent of net sales	(0.1)%	(0.2)%		(0.1)%

Other expense, net increased $0.4 million, or 133.6%, for fiscal 2011 compared to fiscal 2010, primarily due to the interest of $1.1 million paid in connection with the Company’s credit facility executed in August 2010.

Income Tax Provision (Benefit)

	52 Weeks Ended January 1,	52 Weeks Ended December 31,	$ Change	% Change
	2011	2011
	(in thousands)
Income tax provision (benefit)	$12,218	$(1,512)	$(13,730)	(112.4)%
Percent of net sales	4.7%	(0.5)%		(5.2)%

For fiscal 2010 and 2011, the effective tax rate for the Company was (715.3)% and 9.1%, respectively. The Company’s effective tax rate is significantly higher in fiscal 2010 than the U.S. federal statutory rate primarily due to the recognition of a valuation allowance of $13.6 million. Prior to the acquisition of WAG, the Company concluded that it was more likely than not that we would realize the deferred tax assets in all jurisdictions. However, with the acquisition of WAG, based largely on the weight of the combined cumulative three-year adjusted loss position, it was determined that it was not more likely than not that the Company would realize its net deferred tax assets. Therefore, a valuation allowance balance of $18.3 million was recorded as of January 1, 2011, of which $4.7 million was recorded against the acquired deferred tax assets of WAG as of August 12, 2010. Based on the same determination, an additional valuation allowance of $5.7 million was recorded in fiscal 2011, resulting in a valuation allowance balance of $22.8 million at December 31, 2011. The Company’s effective tax rate for fiscal 2011 differs from the U.S. federal statutory rate primarily as a result of the recording of the $5.7 million valuation allowance against the Company’s deferred tax assets. Additionally, the Company’s fiscal 2011 tax benefit was substantially the result of the $5.1 million impairment loss, as further discussed above in “Impairment loss on Intangibles”.

Income tax provision (benefit) differs from the amount that would result from applying the federal statutory rate as follows:

	52 Weeks Ended January 2, 2010	52 Weeks Ended January 1, 2011	52 Weeks Ended December 31, 2011
	(in thousands)
Income tax at U.S. federal statutory rate	$1,511	$(581)	$(5,661)
Share-based compensation	1,086	(93)	21
State income tax, net of federal tax effect	729	(759)	(1,629)

	52 Weeks Ended January 2, 2010	52 Weeks Ended January 1, 2011	52 Weeks Ended December 31, 2011
	(in thousands)
Tax exempt interest	(16)	(8)	(3)
Foreign tax	(163)	(210)	(108)
Non deductible acquisition costs	—	258	—
Other	(24)	1	140
Change in valuation allowance	—	13,610	5,728

Effective tax provision (benefit)	$3,123	$12,218	$(1,512)

The Company’s effective tax rate was impacted by income taxes incurred in foreign and state jurisdictions. With respect to the income of its foreign subsidiaries, the Company takes the position that the earnings of the foreign subsidiaries are permanently invested in that jurisdiction. Additionally, the foreign subsidiaries are currently in a cumulative deficit earning and profits position for tax purposes. As a result, no additional income taxes have been provided on the possible repatriation of these earnings to the parent company. The favorable impact of foreign taxes is due in large part to a tax holiday in the Philippines, which was effective through September 2011. The Company is in the process of applying for a one year extension. Although management expects the extension to be approved based on its discussion with the foreign taxing authority, the full Philippines tax rate has been applied to the earnings after the expiration of the initial tax holiday. The impact of this tax holiday decreased foreign taxes by $136,000, $182,000 and $144,000 for fiscal 2009, fiscal 2010 and fiscal 2011, respectively. The benefit of the tax holiday on net income (loss) per share (diluted) was immaterial for the related years.

As of December 31, 2011, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters.

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

Amortization of Intangibles

	52 Weeks Ended January 2,	52 Weeks Ended January 1,	$ Change	% Change
	2010	2011
	(in thousands)
Amortization of intangibles	$661	$2,804	$2,143	324.2%
Percent of net sales	0.4%	1.1%		0.7%

Amortization of intangibles and impairment loss increased by $2.1 million, or 324.2%, in fiscal 2010, primarily due to the amortization expense of $2.3 million related to the intangible assets acquired in connection with our acquisition of WAG in August 2010.

Other Income (Expense)

	52 Weeks Ended January 2,	52 Weeks Ended January 1,	$ Change	% Change
	2010	2011
	(in thousands)
Other income (expense)	$191	$(280)	$(471)	(246.6)%
Percent of net sales	0.1%	(0.1)%		(0.2)%

Other income, net decreased $0.5 million, or 246.6% for fiscal 2010 compared to fiscal 2009, primarily due to the interest of $0.4 million paid in connection with the Company’s credit facility executed in August 2010.

Income Tax Provision

	52 Weeks Ended January 2,	52 Weeks Ended January 1,	$ Change	% Change
	2010	2011
	(in thousands)
Income tax provision	$3,123	$12,218	$9,095	291.2%
Percent of net sales	1.8%	4.7%		2.9%

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

Liquidity and Capital Resources

Sources of Liquidity

In fiscal 2011, we funded our operations with cash and cash equivalents generated from operations in prior years, credit facilities and capital lease financings. We had cash and cash equivalents of $10.3 million as of December 31, 2011, representing a $7.3 million decrease from $17.6 million of cash and cash equivalents as of January 1, 2011. The decrease in cash and cash equivalents was primarily due to capital expenditures and pay down of long-term debt, partially offset by positive cash flows from working capital and net proceeds from redemption of our ARPS. We had no balance outstanding under our bank line of credit at any time during the fifty-two weeks ended December 31, 2011.

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

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flow for fiscal 2009, fiscal 2010 and fiscal 2011, respectively, ended:

	January 2,	January 1,	December 31,
	2010	2011	2011
	(in thousands)

Net cash provided by (used in) operating activities	$11,587	$(1,709)	$10,378

Net cash used in investing activities	(18,079)	(31,048)	(11,524)

Net cash provided by (used in) financing activities	115	23,883	(6,100)

Effect of exchange rate changes on cash	155	218	(14)

Net decrease in cash and cash equivalents	$(6,222)	$(8,656)	$(7,260)

Operating Activities

Net cash provided by operating activities increased by approximately $12.1 million for fiscal 2011, as compared to fiscal 2010. The increase over prior year was primarily due to a significant decrease in the purchase of inventory and an improvement in timing of payments on accounts payable. This was partially offset by an increase in accounts receivable and a reduction in net earnings in fiscal 2011 compared to 2010, after adjusting for non-cash items such as depreciation, amortization, impairment loss on intangibles, share-based compensation and deferred income taxes.

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

Investing Activities

Net cash used in investing activities decreased by approximately $19.5 million for fiscal 2011, as compared to fiscal 2010. The decrease was primarily due to the cash paid for the WAG acquisition in fiscal 2010, which was partially offset by net proceeds from the sale of marketable securities.

Net cash used in investing activities increased by approximately $13.0 million for fiscal 2010, as compared to fiscal 2009. The increase was primarily due to our acquisition of WAG and purchase of property and equipment, which was partially offset by proceeds from the sale of marketable securities.

Financing Activities

Net cash flow from financing activities decreased by approximately $30.0 million in fiscal 2011, as compared to fiscal 2010. The decrease was primarily due to borrowings of $25 million under our credit facility in fiscal 2010 and the related payments made in fiscal 2011.

Net cash provided by financing activities increased by approximately $23.8 million for fiscal 2010, as compared to fiscal 2009. The increase was primarily due to borrowings of $25 million under our credit facility in fiscal 2010.

Funding Requirements

As of December 31, 2011, our working capital was $8.7 million. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

In August 2010, the Company and Silicon Valley Bank (“Bank”) entered into a Loan and Security Agreement (the “Loan Agreement”) and other definitive documentation for a $35 million secured credit facility (the “Facility”). The Facility is comprised of a term loan in the original principal amount of $25 million and a revolving line of credit with availability up to $10 million. The Facility has a final maturity date of June 30, 2014, and borrowings under the Facility bear interest, at the election of the Company, at LIBOR (with a floor of 1.25%) plus a margin of from 2.00% to 3.00% per annum, or at the Wall Street Journal Prime Rate plus a margin of from 1.00% to 2.00% per annum, based upon the Company’s maximum funded debt ratio. An unused revolving line fee of 0.375% per annum is payable on the undrawn committed amount of the revolving line of credit. Interest on outstanding borrowings under the term loan and the revolving line of credit is payable no less than quarterly, and the outstanding principal of the term loan amortized over four years and payable quarterly, with any outstanding amount under the Facility to be paid in full on the final maturity date. Borrowings under the Facility are secured by liens over all assets of the Company, including shares of stock in each of the Company’s subsidiaries. Ten of the Company’s subsidiaries are acting as co-borrowers under the Facility. At December 31, 2011, the LIBOR rate and the margin were 1.25% (floor rate) and 2.5% per annum, respectively. The Company had no borrowings on the revolving line of credit during fiscal 2011. The remaining term loan balance was $17.9 million as of December 31, 2011 and is to be repaid according to the following schedule (in thousands):

Payments Due by Period
Total	2012	2013	2014

$17,875	$6,250	$6,875	$4,750

The Loan Agreement requires the Company to comply with a number of restrictive covenants, including financial covenants related to maximum funded debt to consolidated EBITDA, liquidity, and consolidated fixed charge coverage ratios; negative pledge requirements; requirements to deliver quarterly and annual consolidated financial statements; requirements to maintain adequate insurances; prohibitions on changes in the business and disposition of the Company’s assets; and other customary covenants. The Loan Agreement also requires the Company to obtain a prior written consent from the Bank when the Company determines to pay any dividends on or make any distribution related to its common stock. The Loan Agreement includes usual and customary events of defaults and remedies for facilities of this nature. In February and October 2011, the Company and the Bank entered into Amendment No. 1 and Amendment No. 2, respectively, to Loan and Security Agreement and Limited Waiver (collectively, the “Amendments”). The Amendments waived the Company’s lack of compliance with the consolidated fixed charge ratio covenant in the Loan Agreement as of January 1, 2011 and October 1, 2011 to more readily accommodate the Company’s integration of the WAG acquisition. In December 2011, the Company and the Bank entered into Amendment No. 3 to Loan and Security Agreement, to amend the Loan Agreement, as amended (the “Third Amendment”). The Third Amendment amends the Company’s permitted indebtedness to allow debt to certain other banks in connection with a vendor purchasing card program in an aggregate amount not to exceed $2,500,000 at any one time outstanding. For the quarter ended December 31, 2011, the Company was in compliance with all covenants, as amended, under the Loan Agreement.

During March 2012, the Company determined it was probable that the consolidated fixed charge coverage ratio would not be in compliance with the required 1.50:1.00 minimum level for the quarter ending March 31, 2012. This determination was made during the Company’s monitoring of their covenants, which includes monthly calculations of “Consolidated EBITDA” projected to quarter end. As a result, on March 23, 2012, the Company and the Bank entered into Amendment No. 4 to Loan and Security Agreement (the “Fourth Amendment”). The Fourth Amendment reduced the required consolidated fixed charge coverage ratio to a minimum of 1.00:1:00 for the one quarter ending March 31, 2012 and to 1.25:1.00 for each quarter ending thereafter. Based on the current covenant calculations, the Company’s consolidated fixed charge coverage ratio is projected to be in compliance as of March 31, 2012. All financial covenants are expected to be in compliance as of March 31, 2012 and through the remainder of fiscal 2012.

The Company expects to be in compliance with the financial covenants, as amended, in the Loan Agreement through the remaining term of the Loan Agreement, however, it is possible that a breach of the financial covenants may occur in the future, should the Company’s forecasted EBITDA levels not be achieved. If the Company breaches any of the covenants under the Loan Agreement and is unable to obtain waivers from the Bank, the Bank will be able to exercise their rights and remedies under the Loan Agreement, including a call provision on outstanding debt, which would have a material adverse effect on the Company’s business and financial condition. See “Note 7 – Borrowings” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report for additional information.

In September 2011, we recorded contract cancellation costs of $1.5 million in general and administrative expenses due to the termination of WAG’s sublease agreement related to its former corporate offices in Chicago, Illinois. The contract cancellation costs were paid during the fourth quarter of fiscal 2011.

We anticipate that funds generated from operations and cash on hand will be sufficient to meet our working capital needs, expected capital expenditures and the servicing of the debt for at least the next twelve months. Our future capital requirements may, however, vary materially from those now planned or anticipated. Changes in our operating plans, lower than anticipated net sales, additional acquisitions, increased expenses, continued or worsened economic conditions, or other events, including those described in “Risk Factors” included in Part I, Item 1A may cause us to seek debt or equity financings in the future. Financings may not be available on acceptable terms, on a timely basis, or at all, and our failure to raise adequate capital when needed could negatively impact our growth plans and our financial condition and results of operations. As of December 31, 2011, our $2.1 million (fair value) of ARPS investments remain classified as long-term investments as a result of failed auctions and market liquidity issues. We may not have immediate access to those funds.

We also plan to continue our technology investments in an effort to improve our websites, operating systems, and backend platforms.

Debt and Available Borrowing Resources

Long-term debt decreased by $6.4 million, while short-term debt remained relatively flat for fiscal 2011 as compared to fiscal 2010. The decrease is due to payments made on our fiscal 2010 barrowings. The Company had no new borrowings in fiscal 2011.

Our debt-equity ratio is calculated as the carrying value of debt divided by the carrying value of equity. As of December 31, 2011, our debt-equity ratio was 0.30. As of fiscal year-end 2010, our debt-equity ratio was 0.33.

As of December 31, 2011, an unused revolving line of credit with availability up to $10 million was available to the Company to obtain short-term and long-term financings if we need additional liquidity.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The following table sets forth our contractual cash obligations and commercial commitments as of December 31, 2011:

	Payment Due By Period (in thousands)
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal payments on long-term debt (1)	$17,875	$6,250	$11,625	$—	$—
Interest payments on long-term debt (2)	1,020	591	429	—	—
Operating lease obligations (3)	5,884	1,653	2,413	1,818	—
Capital lease obligations (4)	181	143	38	—	—

(1)	Amounts represent the expected principal cash payments relating to our long-term debt and do not include any fair value adjustments or discounts and premiums.
(2)	Amounts represent the expected interest cash payments relating to our long-term debt. The interest rate at December 31, 2011 was used to calculate the expected future interest payments.
(3)

Commitments under operating leases relate primarily to our lease on our principal facility in Carson, California, our distribution centers in Chesapeake, Virginia, LaSalle, Illinois and Independence, Ohio, and our call center in the Philippines.

(4)	Commitments under capital leases relate to equipment lease agreements and include interest.

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

Interest Rate Risk. Our investment securities generally consist of high-grade ARPS. As of December 31, 2011, our long-term investments included $2.1 million (fair value) of investments in ARPS, which consist of high-grade (A or AAA rated) collateralized debt obligations issued by municipalities and state agencies. Our ARPS have an interest rate that is reset in short intervals through auctions. The current conditions in the global credit markets have prevented some investors from liquidating their holdings of ARPS because the amount of securities submitted for sale has exceeded the amount of purchase orders for these securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other- than- temporary, we would be required to adjust the carrying value of the investment through an impairment charge.

In February 2008, we were informed that there was insufficient demand at auctions for four of our high-grade ARPS, representing approximately $7.8 million (par value). As a result, these affected securities are currently not liquid and the interest rates have been reset to the predetermined higher rates. For the period June 30, 2008 through December 31, 2011, we have received partial redemptions at par value on all four ARPS holdings totaling approximately $5.7 million. The remaining principal balance on our ARPS is approximately $2.1 million (par value) as of December 31, 2011.

In the event we need to access the funds that are in an illiquid state, we will not be able to do so without the possible loss of principal until a future auction for these investments is successful or they are redeemed by the issuer. At this time, management has not obtained sufficient evidence to conclude that these investments are other-than-temporarily impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. If we are unable to sell these securities in the market or they are not redeemed, then we may be required to hold them indefinitely. We do not expect to have a need to access these funds for operational purposes for the foreseeable future. We plan to continue to monitor and evaluate these investments on an ongoing basis for impairment. Based on our ability to access our cash and other short-term investments, our expected cash flows, and our other sources of cash, we do not anticipate that the potential illiquidity of these investments will affect our ability to execute our current business plan. However, due to the illiquidity in the market, we have recorded $21,000 of unrealized losses on our ARPS investment portfolio as of December 31, 2011, resulting in a long-term investment balance at fair value of $2.1 million at December 31, 2011.

As of December 31, 2011, we had a balance of $17.9 million outstanding under a term loan under our credit facility with Silicon Valley Bank (“Bank”). The interest rate on this loan is computed at a LIBOR loan rate, adjusted by features specified in our loan agreement. At our current debt level as of December 31, 2011, a 100 basis point increase in interest rates would not materially affect our earnings and cash flows. If, however, we are unable to meet the covenants in our loan agreement, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate. There can be no assurance that any renegotiated terms of credit would not materially impact our earnings. In February and October 2011, the Company and the Bank entered into Amendment No. 1 and Amendment No. 2, respectively, to Loan and Security Agreement and Limited Waiver (collectively, the “Amendments”). The Amendments waived the Company’s lack of compliance with the consolidated fixed charge ratio covenant in the Loan Agreement as of January 1, 2011 and October 1, 2011 to more readily accommodate the Company’s integration of the WAG acquisition. In December 2011, the Company and the Bank entered into Amendment No. 3 to Loan and Security Agreement, to amend the Loan Agreement, as amended (the “Third Amendment”). The Third Amendment amends the Company’s permitted indebtedness to allow debt to certain other banks in connection with a vendor purchasing card program in an aggregate amount not to exceed $2,500,000 at any one time outstanding. For the quarter ended December 31, 2011, the Company was in compliance with all covenants, as amended, under the loan agreement.

During March 2012, the Company determined it was probable that the consolidated fixed charge coverage ratio would not be in compliance with the required 1.50:1.00 minimum level for the quarter ending March 31, 2012. This determination was made during the Company’s monitoring of their covenants, which includes monthly calculations of “Consolidated EBITDA” projected to quarter end. As a result, on March 23, 2012, the Company and the Bank entered into Amendment No. 4 to Loan and Security Agreement (the “Fourth Amendment”). The Fourth Amendment reduced the required consolidated fixed charge coverage ratio to a minimum of 1.00:1:00 for the one quarter ending March 31, 2012 and to 1.25:1.00 for each quarter ending thereafter. Based on the current covenant calculations, the Company’s consolidated fixed charge coverage ratio is projected to be in compliance as of March 31, 2012. All financial covenants are expected to be in compliance as of March 31, 2012 and through the remainder of fiscal 2012.

The Company expects to be in compliance with the financial covenants, as amended, in the loan agreement through the remaining term of the loan agreement, however, it is possible that a breach of the financial covenants may occur in the future, should the Company’s forecasted EBITDA levels not be achieved. If the Company breaches any of the covenants under the loan agreement and is unable to obtain waivers from the Bank, the Bank will be able to exercise their rights and remedies under the loan agreement, including a call provision on outstanding debt, which would have a material adverse effect on the Company’s business and financial condition. See “Note 7 – Borrowings” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report for additional information.

Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. dollar weakens year- over- year relative to currencies in our international locations, our consolidated net sales, gross profit, and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. Dollar strengthens year- over- year relative to currencies in our international locations, our consolidated net sales, gross profit and operating expenses will be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos, and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, we believe that a fluctuation of 10% in the Peso/U.S. dollar exchange rate would have approximately a $1.2 million impact on our Philippine operating expenses for fiscal 2011. Our Canadian website sales are denominated in Canadian dollars; however, fluctuations in exchange rates from these operations are only expected to have a nominal impact on our operating results due to the relatively small number of sales generated in Canada. We believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are set forth in Part IV, Item 15 of this report and are hereby incorporated into this Item 8 by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011 pursuant to Rule 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objectives for which they were designed and operated at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). We assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). This assessment was conducted utilizing our documentation of policies and procedures, risk control matrices, gap analysis, key process walk-throughs and management’s knowledge of and interaction with its controls and testing of our key controls.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on such assessment and criteria, management has concluded that the internal controls over financial reporting were effective, and were operating at the reasonable assurance level as of December 31, 2011. Our independent registered public accounting firm, Deloitte & Touche LLP, has included an attestation report on our internal controls over financial reporting, which is included below.

Changes in Internal Control Over Financial Reporting

The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

U.S. Auto Parts Network, Inc.

Carson, California

We have audited the internal control over financial reporting of U.S. Auto Parts Network, Inc and subsidiaries (the “Company”) as of December 31, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated March 26, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, CA

March 26, 2012

ITEM 9B.	OTHER INFORMATION

Entry into a Material Definitive Agreement

On March 23, 2012, the Company and Silicon Valley Bank (the “Bank”) entered into an Amendment No. 4 to Loan and Security Agreement (the “Fourth Amendment”) pursuant to which the Company and the Bank amended that certain Loan and Security Agreement dated August 13, 2010, as amended by that certain Amendment No. 1 to Loan and Security Agreement and Limited Waiver dated February 28, 2011, that certain Amendment No. 2 to Loan Security Agreement and Limited Waiver dated November 7, 2011 and that certain Amendment No. 3 to Loan Security Agreement and Limited Waiver dated December 29, 2011, each of which has been previously filed by the Company with the Securities and Exchange Commission. The Fourth Amendment amended Section 6.7 (Financial Covenants), Subsection (c) Consolidated Fixed Charge Coverage Ratio, to reduce the previous ratio levels as follows: for the one quarter period ending March 31, 2012 to 1.00:1.00, and for the one quarter period ending each fiscal quarter thereafter to 1.25:1.00. See “Note 7 — Borrowings” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report for additional information.

The Fourth Amendment has been filed as Exhibit 10.76 with this report, and is included in Part IV, Item 15 “Exhibits, Financial Statement Schedules”.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors. The information under the caption “Election of Directors,” appearing in the Proxy Statement (“Proxy Statement”), is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2011.

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

(3) Exhibits.

The following exhibits are filed herewith or incorporated by reference to the location indicated below:

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Acquisition Agreement dated May 19, 2006 by and among U.S. Auto Parts Network, Inc. and Partsbin, Inc., on the one hand, and The Partsbin.com, Inc., All OEM Parts, Inc., Power Host, Inc., Auto Parts Web Solutions, Inc., Web Chat Solutions, Inc., Everything Internet, LLC, Richard E. Pine, Lowell E. Mann, Brian Tinari and Todd Daugherty, on the other hand

2.2	Stock Purchase Agreement executed August 2, 2010 among the Acquisition Sub, WAG, Riverside and the other stockholders of WAG (incorporated by reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2010)

3.1	Second Amended and Restated Certificate of Incorporation of U.S. Auto Parts Network, Inc. as filed with the Delaware Secretary of State on February 14, 2007 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

3.2	Amended and Restated Bylaws of U.S. Auto Parts Network, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

4.1*	Specimen common stock certificate

10.1+*	U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan

10.2+*	Form of Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.3+*	Form of Notice of Grant of Stock Option under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.4+*	Form of Acceleration Addendum to Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.5+*	U.S. Auto Parts Network, Inc. 2007 Omnibus Plan and forms of agreements

10.8+*	Offer Letter of Employment dated May 19, 2006 by and between U.S. Auto Parts Network, Inc. and Richard Pine

Exhibit No.	Description

10.9+*	Non-Competition Agreement dated May 19, 2006 by and among U.S. Auto Parts Network, Inc. and Richard Pine, Lowell Mann, Brian Tinari and Todd Daugherty

10.10*	Shareholder’s Release dated May 19, 2006 by and between U.S. Auto Parts Network, Inc. and Richard Pine

10.23*	Commercial Lease Agreement dated January 1, 2004 by and between U.S. Auto Parts Network, Inc. and Nia Chloe Enterprises, LLC, amended effective February 1, 2010

10.24*	Standard Industrial/Commercial Multi-Tenant Lease — Gross dated October 1, 2006 by and between U.S. Auto Parts Network, Inc. and Margay 2003, LLC, amended effective February 1, 2010

10.25*	Standard Industrial/Commercial Multi-Tenant Lease — Gross dated July 12, 2004 by and between U.S. Auto Parts Network, Inc. and Isadore Socransky, amended effective February 1, 2010

10.26*	Lease dated November 30, 2004 by and between U.S. Auto Parts Network, Inc. and William Coats

10.27†*	Catalog License and Parts Purchase Agreement dated November 20, 2006 by and between U.S. Auto Parts Network, Inc. and WORLDPAC, Inc.

10.29†*	Services Agreement dated October 3, 2006 by and between U.S. Auto Parts Network, Inc. and Efficient Frontier, Inc.

10.32+*	Offer Letter of Employment dated January 1, 2006 by and between U.S. Auto Parts Network, Inc. and Houman Akhavan

10.33+	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2010)

10.35*	Deeds of Assignment and Declarations of Trust executed September 2006 regarding MBS Tek Corporation stock transfer

10.36	Purchase Agreement, dated April 20, 2007, by and among U.S. Auto Parts Network, Inc., Access Worldwide Communications, Inc. and their respective Philippine affiliates (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2007)

10.37	Lease Agreements, dated August 8, 2007, by and among MBS Tek Corporation and Roshan Commercial Corp. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2007)

10.38	Form of Suppliers’ Agreement entered into between U.S. Auto Parts Network, Inc. and certain of its U.S. based suppliers and primary drop-ship vendors (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2007)

10.39+	Employment Agreement dated March 29, 2010 between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 10.39 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2010)

10.40+	Non-Qualified Stock Option Agreement dated October 15, 2007 between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.41+	Non-Qualified Stock Option Agreement dated October 15, 2007 (performance grant) between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.42+	2007 New Employee Incentive Plan (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.43	Lease Agreement, dated October 11, 2007, by and between MBS Tek Corporation and Averon Holding Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007)

10.44+	Employment Agreement, dated March 29, 2010, between the Company and Aaron Coleman (incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2010)

Exhibit No.	Description

10.45	Support Continuity Agreement, dated April 28, 2008, between the Company and Alexander Adegan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2008)

10.46	Consulting Agreement, dated April 28, 2008, among the Company, uParts.com, Inc. and Alexander Adegan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2008)

10.47+	Non-Incentive Stock Option Agreement, dated April 28, 2008, between the Company and Alexander Adegan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2008)

10.48+	Non-Qualified Stock Option Agreement, dated May 15, 2008, by and between the Company and Shane Evangelist (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2008)

10.49	Stipulation of settlement in the matter entitled: In re U.S. Auto Parts Network, Inc. Securities Litigation, Case No. CV 07-2030-GW (JC) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2008)

10.50+	Separation Agreement and Release of Claims, dated December 9, 2008, between the Company and Michael J. McClane (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008)

10.51	Consulting Agreement, dated December 9, 2008, between the Company and Michael J. McClane (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008)

10.52+	Employment Agreement, dated March 29, 2010 between the Company and Theodore Sanders (incorporated by reference to Exhibit 10.53 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2010)

10.53+	Non-Qualified Stock Option Agreement, dated February 16, 2009, between the Company and Theodore Sanders (incorporated by reference to Exhibit 10.63 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2009)

10.54+	Non-Qualified Stock Option Agreement (performance grant), dated February 16, 2009, between the Company and Theodore Sanders (incorporated by reference to Exhibit 10.64 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2009)

10.55	Commercial Lease Agreement dated December 16, 2008 by and between U.S. Auto Parts Network, Inc. and Ashley Indian River, LLC (incorporated by reference to Exhibit 10.66 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2009)

10.56	Commercial lease dated January 7, 2010 by and between U.S. Autoparts Network Philippines Corporation and Robinsons Land Corporation (incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2010)

10.58	Guarantee executed August 2, 2010 by the Company (incorporated by reference to Exhibit 10.58 to the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission on August 4, 2010)

10.59	Loan and Security Agreement, dated August 13, 2010, between Bank, USAPN, ASAP, Go Fido Inc., Parts Bin, Lobo, Whitney, Value, Private Label, Pacific, AutoMD, and Local Body Shops (incorporated by reference to Exhibit 10.59 to the Company’s Quarterly Report on Form 10-Q filed with the Securities Exchange and Commission on August 17, 2010)

10.61	Sublease Agreement dated September 22, 2011 by and between the Company and Timec Company Inc. ((incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q filed with the Securities Exchange and Commission on November 9, 2011)

Exhibit No.	Description

10.63+	2011 Base Salaries and Target Bonuses of certain officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2010)

10.64	Sublease dated December 4, 2007 by and between Marketing Werks, Inc. and J.C. Whitney & Co. (incorporated by reference to Exhibit 10.64 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2011)

10.65	Second Amendment To Lease Agreement dated February 1, 2008 by and between JCM Management LLC and Stylin’ Concepts Corp. (incorporated by reference to Exhibit 10.65 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2011)

10.66	Amendment No. 1 to Loan and Security Agreement and Limited Waiver, dated February 28, 2011, by and among Silicon Valley Bank and U.S. Auto Parts Network, Inc., Automotive Specialty Accessories and Parts, Inc., Go Fido, Inc., Parts Bin, Inc., Lobo Marketing, Inc., Whitney Automotive Group, Inc., Value Solutions, Inc., Private Label Parts, Inc., Pacific 3PL, Inc., AutoMD, Inc., Local Body Shops, Inc. (incorporated by reference to Exhibit 10.70 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2011)

10.67	Buyout Agreement dated October 11, 2011 by between the Company, Whitney Automotive Group Inc., and Discovery Communications, LLC. (incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2011)

10.68+	U.S. Auto Parts Network Inc. Director Payment Election Plan (incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2011)

10.71	Amendment No 2. to Loan and Security Agreement and Limited Waiver, dated November 7, 2011, by and among Silicon Valley Bank and U.S. Auto Parts Network, Inc., Automotive Specialty Accessories and Parts, Inc., Go Fido, Inc., Parts Bin, Inc., Lobo Marketing, Inc., Whitney Automotive Group, Inc., Private Label Parts, Inc., Pacific 3PL, Inc., AutoMD, Inc., and Local Body Shops, Inc. (incorporated by reference to Exhibit 10.71 to the Current Report on Form 8-k filed with the Securities and Exchange Commission on November 9, 2011)

10.72	Amendment No 3. to Loan and Security Agreement and Limited Waiver, dated December 16, 2011, by and among Silicon Valley Bank and U.S. Auto Parts Network, Inc., Automotive Specialty Accessories and Parts, Inc., Go Fido, Inc., Parts Bin, Inc., Lobo Marketing, Inc., Whitney Automotive Group, Inc., Private Label Parts, Inc., Pacific 3PL, Inc., AutoMD, Inc., and Local Body Shops, Inc. (incorporated by reference to Exhibit 10.72 to the Current Report on Form 8-k filed with the Securities and Exchange Commission on December 19, 2011)

10.73+	Amended and Restated Employment Agreement dated January 3, 2012 between the Company and Theodore R. Sanders. (incorporated by reference to Exhibit 10.62 to the Current Report on Form 8-k filed with the Securities and Exchange Commission on January 4, 2012)

10.74+	Employment Agreement dated January 3, 2012 between the Company and David G. Robson. (incorporated by reference to Exhibit 10.63 to the Current Report on Form 8-k filed with the Securities and Exchange Commission on January 4, 2012)

10.75+	Non-Incentive Stock Option Agreement dated January 3, 2012 between the Company and David G. Robson. (incorporated by reference to Exhibit 10.64 to the Current Report on Form 8-k filed with the Securities and Exchange Commission on January 4, 2012)

10.76	Amendment No 4. to Loan and Security Agreement, dated March 23, 2012, by and among Silicon Valley Bank and U.S. Auto Parts Network, Inc., Automotive Specialty Accessories and Parts, Inc., Go Fido, Inc., Parts Bin, Inc., Lobo Marketing, Inc., Whitney Automotive Group, Inc., Private Label Parts, Inc., Pacific 3PL, Inc., AutoMD, Inc., and Local Body Shops, Inc.

16.1	June 21, 2010 Letter from E&Y to the SEC (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2010)

21.1	Subsidiaries of U.S. Auto Parts Network, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

Exhibit No.	Description

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS¿	XBRL Instance Document

101.SCH¿	XBRL Taxonomy Extension Schema Document

101.CAL¿	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF¿	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB¿	XBRL Taxonomy Extension Label Linkbase Document

101.PRE¿	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the exhibit of the same number from the registration statement on Form S-1 of U.S. Auto Parts Network, Inc. (File No. 333-138379) initially filed with the Securities and Exchange Commission on November 2, 2006, as amended.
+	Indicates a management contract or compensatory plan or arrangement
†	U.S. Auto Parts Network, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been separately filed with the Securities and Exchange Commission.
¿

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

Date: March 26, 2012	U.S. AUTO PARTS NETWORK, INC.

	By:	/s/ Shane Evangelist
Shane Evangelist
Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned officers and directors of U.S. Auto Parts Network, Inc., do hereby constitute and appoint Shane Evangelist and David Robson, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Shane Evangelist	Chief Executive Officer and Director
Shane Evangelist	(principal executive officer)	March 26, 2012

/s/ David Robson	Chief Financial Officer
David Robson	(principal financial and accounting officer)	March 26, 2012

/s/ Robert J. Majteles
Robert J. Majteles	Chairman of the Board	March 26, 2012

/s/ Joshua L. Berman
Joshua L. Berman	Director	March 26, 2012

/s/ Fredric W. Harman
Fredric W. Harman	Director	March 26, 2012

/s/ Sol Khazani
Sol Khazani	Director	March 26, 2012

/s/ Warren B. Phelps III
Warren B. Phelps III	Director	March 26, 2012

/s/ Ellen F. Siminoff
Ellen F. Siminoff	Director	March 26, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

U.S. Auto Parts Network, Inc.

Carson, CA

We have audited the accompanying consolidated balance sheets of U.S. Auto Parts Network, Inc. and subsidiaries (the “Company”) as of January 1, 2011 and December 31, 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of U.S. Auto Parts Network, Inc. and subsidiaries as of January 1, 2011 and December 31, 2011 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, CA

March 26, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

U.S. Auto Parts Network, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of U.S. Auto Parts Network, Inc. and subsidiaries (the Company) for the year ended January 2, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of U.S. Auto Parts Network, Inc. and subsidiaries for the year ended January 2, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California

March 12, 2010

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and per share data)

	January 1, 2011	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$17,595	$10,335
Short-term investments	1,062	1,125
Accounts receivable, net of allowances of $372 and $183, respectively	5,339	7,922
Inventory	48,100	52,245
Deferred income taxes	359	446
Other current assets	5,646	3,548

Total current assets	78,101	75,621
Property and equipment, net	33,140	34,627
Intangible assets, net	18,718	9,984
Goodwill	18,647	18,854
Investments	4,141	2,104
Other non-current assets	790	1,026

Total assets	$153,537	$142,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,660	$41,303
Accrued expenses	15,487	11,565
Current portion of long-term debt	6,125	6,250
Current portion of capital leases payable	132	135
Other current liabilities	5,522	7,702

Total current liabilities	58,926	66,955
Long-term debt, net of current portion	17,875	11,625
Capital leases payable, net of current portion	185	37
Deferred income taxes	3,046	1,596
Other non-current liabilities	701	1,079

Total liabilities	80,733	81,292
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at January 1, 2011 and December 31, 2011; 30,429,376 and 30,625,764 shares issued and outstanding at January 1, 2011 and December 31, 2011, respectively	30	31
Additional paid-in-capital	153,962	157,140
Accumulated other comprehensive income	249	327
Accumulated deficit	(81,437)	(96,574)

Total stockholders’ equity	72,804	60,924

Total liabilities and stockholders’ equity	$153,537	$142,216

See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	52 Weeks Ended January 2, 2010	52 Weeks Ended January 1, 2011	52 Weeks Ended December 31, 2011
Net sales	$176,288	$262,277	$327,072
Cost of sales (1)	112,415	172,668	220,072

Gross profit	63,873	89,609	107,000
Operating expenses:
Marketing	23,419	38,757	55,785
General and administrative	19,640	28,628	31,961
Fulfillment	11,437	14,946	19,164
Technology	4,467	5,902	7,274
Amortization of intangibles	661	2,804	3,673
Impairment loss on intangibles	—	—	5,138

Total operating expenses	59,624	91,037	122,995

Income (loss) from operations	4,249	(1,428)	(15,995)
Other income (expense):
Other income, net	2	191	364
Interest income (expense)	189	(471)	(1,018)

Total other income (expense)	191	(280)	(654)
Income (loss) before income taxes	4,440	(1,708)	(16,649)
Income tax provision (benefit)	3,123	12,218	(1,512)

Net income (loss)	$1,317	$(13,926)	$(15,137)

Basic net income (loss) per share	$0.04	$(0.46)	$(0.50)
Diluted net income (loss) per share	$0.04	$(0.46)	$(0.50)
Shares used in computation of basic net income (loss) per share	29,851,873	30,269,462	30,545,638
Shares used in computation of diluted net income (loss) per share	30,809,111	30,269,462	30,545,638

(1)

Excludes depreciation and amortization expense which is included in marketing, general and administrative and fulfillment costs as described in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations” below.

See accompanying notes to consolidated financial statements.

U.S AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income (Loss) for the Period
	Shares	Amount
Balance, December 31, 2008	29,846,757	$30	$146,408	$(88)	$(68,828)	$77,522

Net income	—	—	—	—	1,317	1,317	$1,317
Issuance of shares in connection with stock option exercise	46,874	—	162	—	—	162	—
Share-based compensation	—	—	3,514	—	—	3,514	—
Unrealized gain on investments, net of tax	—	—	—	19	—	19	19
Effect of changes in foreign currencies	—	—	—	153	—	153	153

Total comprehensive income							$1,489

Balance, January 2, 2010	29,893,631	$30	$150,084	$84	$(67,511)	$82,687

Net loss	—	—	—	—	(13,926)	(13,926)	$(13,926)
Issuance of shares in connection with stock option exercises	323,103	—	999	—	—	999	—
Share-based compensation	212,642	—	2,879	—	—	2,879	—
Unrealized gain on investments, net of tax	—	—	—	15	—	15	15
Effect of changes in foreign currencies	—	—	—	150	—	150	150

Total comprehensive loss							$(13,761)

Balance, January 1, 2011	30,429,376	$30	$153,962	$249	$(81,437)	$72,804

Net loss	—	—	—	—	(15,137)	(15,137)	$(15,137)
Issuance of shares in connection with stock option exercises	136,770	1	353	—	—	354	—
Issuance of stock awards	59,618	—		—	—	—	—
Share-based compensation	—	—	2,825	—	—	2,825	—
Unrealized gain on investments, net of tax	—	—	—	56	—	56	56
Effect of changes in foreign currencies	—	—	—	22	—	22	22

Total comprehensive loss	—	—	—	—	—	—	$(15,059)

Balance, December 31, 2011	30,625,764	$31	$157,140	$327	$(96,574)	$60,924

See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	52 Weeks Ended January 2, 2010	52 Weeks Ended January 1, 2011	52 Weeks Ended December 31, 2011
Operating activities
Net income (loss)	$1,317	$(13,926)	$(15,137)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,910	9,466	12,695
Amortization of intangibles	661	2,804	3,673
Deferred income taxes	3,634	12,572	(1,537)
Share-based compensation	3,270	2,742	2,607
Impairment loss on intangibles	—	—	5,138
Amortization of deferred financing costs	—	50	147
Gain from disposition of assets	—	(5)	(12)
Changes in operating assets and liabilities:
Accounts receivable	(2,030)	919	(2,583)
Inventory	(7,700)	(17,124)	(4,145)
Other current assets	(1,055)	(910)	734
Other noncurrent assets	(3)	(123)	—
Accounts payable and accrued expenses	7,560	(686)	6,218
Other current liabilities	1,023	1,812	2,202
Other noncurrent liabilities	—	700	378

Net cash provided by (used in) operating activities	11,587	(1,709)	10,378
Investing activities
Additions to property and equipment	(8,400)	(12,068)	(14,303)
Acquisition of assembled workforce and other intangibles	(739)	(1,012)	(74)
Cash paid for acquisition, net of cash acquired	—	(27,500)	—
Proceeds from sale of marketable securities	2,150	29,641	2,600
Purchases of marketable securities	(11,090)	(19,540)	(572)
Changes in restricted cash	—	(319)	319
Purchases of company-owned life insurance	—	(250)	(281)
Proceeds from purchase price adjustment	—	—	787

Net cash used in investing activities	(18,079)	(31,048)	(11,524)
Financing activities
Proceeds from long-term debt	—	25,000	—
Payments made on long-term debt	—	(1,000)	(6,125)
Changes in book overdraft	—	(529)	(141)
Payments of debt financing costs	—	(467)	(74)
Payments of short-term financing	(47)	(77)	(144)
Proceeds from exercise of stock options	162	956	384

Net cash provided by (used in) financing activities	115	23,883	(6,100)

Effect of exchange rate changes on cash	155	218	(14)
Net change in cash and cash equivalents	(6,222)	(8,656)	(7,260)
Cash and cash equivalents, beginning of period	32,473	26,251	17,595

Cash and cash equivalents, end of period	$26,251	$17,595	$10,335

Supplemental disclosure of non-cash investing and financing activities:
Accrued asset purchases	$451	$1,691	$1,286
Property acquired under capital lease	—	370	49
Estimated purchase price adjustment	—	994	—
Unrealized gain on investments	19	15	60

	52 Weeks Ended January 2, 2010	52 Weeks Ended January 1, 2011	52 Weeks Ended December 31, 2011
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$589	$131	$9
Cash paid during the period for interest	2	127	1,099

See accompanying notes to consolidated financial statements.

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

Prior Year Balance Sheet Reclassification

Subsequent to the issuance of the Company’s fiscal 2010 consolidated financial statements, the Company identified an error which resulted in reclassifying $1.5 million from accounts receivable to goodwill. The Company considers this an immaterial reclassification and has changed the January 1, 2011 consolidated balance sheet. See “Note 5 – Business Combination” and “Note 6 – Goodwill and Intangibles” for details on the immaterial reclassification.

Fiscal Year

The Company’s fiscal year is based on a 52/53 week fiscal year ending on the Saturday closest to December 31. Prior to fiscal 2009, the Company reported on a calendar year basis.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, but are not limited to, the valuation of investments, valuation of inventory, valuation of deferred tax assets and liabilities, valuation of intangible assets, including goodwill, and recoverability of software development costs. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all money market funds and short-term investments purchased with original maturities of ninety days or less to be cash equivalents. In connection with our acquisition of Automotive Specialty Accessories and Parts, Inc. and its wholly-owned subsidiary Whitney Automotive Group, Inc. (referred to herein as “WAG”) in August 2010, restricted cash of $319,000 was included in other current assets as of January 1, 2011. The restricted cash was related to collateral paid to the landlord for the sublease of WAG’s corporate offices in Chicago and a security deposit made to a payment processor for online market place transactions. The entire balance of $319,000 was released from the restriction and recorded as cash and cash equivalents in February 2011.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value at January 1, 2011 and December 31, 2011 due to their short-term maturities. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of our long-term debt under credit facility approximates its carrying amount.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are stated net of allowance for doubtful accounts. The allowance for doubtful accounts is determined primarily on the basis of past collection experience and general economic conditions. The Company determines terms and conditions for its customers primarily based on the volume purchased by the customer, customer creditworthiness and past transaction history. The allowance for doubtful accounts totaled $0.4 million and $0.2 million at January 1, 2011 and December 31, 2011, respectively.

Concentrations of credit risk are limited to the customer base to which the Company’s products are sold. The Company does not believe significant concentrations of credit risk exist.

Marketable Securities and Investments

Marketable securities and investments are comprised of closed-end funds primarily invested in auction rate preferred securities (“ARPS”) and mutual funds. The underlying investments in ARPS are tax-exempt municipal bonds with maturities of thirty or more years, for which the interest rates are reset through a “Dutch auction” every seven days. In accordance with Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities (“ASC 320”) and based on the Company’s ability to market and sell these instruments, the Company classifies ARPS as available-for-sale and carries them at fair value. Mutual funds are classified as short-term investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.

During 2008, the Company discounted the fair value of the investment in ARPS for illiquidity in the market as further described in Note 3, under the caption “Financial Assets Valued on a Recurring Basis”. In fiscal 2009, there was an increase in liquidity which was evidenced by redemptions of $2.2 million (33% of the carrying amount at December 31, 2008 balance). For the period from June 30, 2008 to December 31, 2011, we have received partial redemptions at par value on ARPS totaling approximately $5.7 million.

Other-Than-Temporary Impairment

All of the Company’s marketable securities and investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. No other-than-temporary impairment charges were recorded on any investments during fiscal 2009, 2010 and 2011.

Inventory

Inventories consist of finished goods available-for-sale and are stated at the lower of cost or market value, determined using the first in, first out (“FIFO”) method. The Company purchases inventory from suppliers both domestically and internationally, and routinely enters into supply agreements with U.S. based suppliers and its primary drop-ship vendors. The Company believes that its products are generally available from more than one supplier and seeks to maintain multiple sources for its products, both internationally and domestically. The Company primarily purchases products in bulk quantities to take advantage of quantity discounts and to assure inventory availability. Inventory is reported at the lower of cost or market, adjusted for slow moving, obsolete or scrap product. Inventory at January 1, 2011 and December 31, 2011 were $48.1 million and $52.2 million, respectively. Additionally, at January 1, 2011 and December 31, 2011, inventory included items in-transit to our warehouses, in the amount of $4.4 million and $9.6 million, respectfully.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Website and Software Development Costs

The Company capitalizes certain costs associated with website and software developed for internal use according to ASC 350-50 Intangibles – Goodwill and Other – Website Development Costs (“ASC 350-50”) and ASC 350-50 Intangibles – Goodwill and Other – Internal-Use Software (“ASC 350-40”), when both the preliminary project design and testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website and software development such as payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use software project. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. The Company capitalized $2.0 million and $15.3 million during fiscal 2010 and 2011, respectively. These amounts are amortized on a straight-line basis over two to five years once the software is placed into use. At January 1, 2011 and December 31, 2011, our internally developed website and software cost amounted to $18.0 million and $33.2 million, respectively, and the related accumulated amortization amounted to $10.7 million and $18.3 million, respectively (see Note 4).

Long-Lived Assets and Intangibles

The Company accounts for the impairment and disposition of long-lived assets, including intangibles subject to amortization, in accordance with ASC 360 Property, Plant and Equipment (“ASC 360”). Management assesses potential impairments whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will result when the carrying value exceeds the undiscounted cash flows estimated to result from the use and eventual disposition of the asset. Impairment losses will be recognized in operating results to the extent that the carrying value exceeds the discounted future cash flows estimated to result from the use and eventual disposition of the asset. We continually use judgment when applying these impairment rules to determine the timing of the impairment tests, undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. The reasonableness of our judgments could significantly affect the carrying value of our long-lived assets. The Company did not recognize any impairment losses on long-lived assets and intangibles for fiscal 2009, 2010 and 2011.

Goodwill and Indefinite-Lived Intangibles

The Company accounts for goodwill and indefinite-lived intangible assets in accordance with ASC 350- Intangibles – Goodwill and Other (“ASC 350”). Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually or more frequently if events or circumstances occur that would indicate a reduction in fair value. In addition, the Company identified a single reporting unit (the Company itself) in accordance with ASC 280-Segment Reporting. The goodwill impairment test is a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount including goodwill. The Company estimates the fair value of the reporting unit based on an equal weighting of two market approaches and an income approach, which utilizes discounted future cash flows. The market approaches utilized market multiples of invested capital from 1) comparable publicly traded companies and 2) comparable transactions. The market multiples from invested capital include revenues, total assets, book equity plus debt and earnings before interest, taxes, depreciation and amortization (“EBITDA”). Assumptions critical to the fair value estimates under the discounted cash flow model include discount rates, cash flow projections, projected long-term growth rates and the determination of terminal values. Management has performed a sensitivity analysis on its significant assumptions and has determined that a change in its assumptions within selected sensitivity testing levels would not impact its conclusion. The excess of fair value over carrying value for our reporting unit as of October 31, 2011, the annual testing date, was approximately $50 million, and there would have to be a 38% decrease in the estimated fair value of the reporting unit to fail step 1. If the carrying amount exceeds estimated fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Impairment losses will be recognized in operating results. Current guidance, adopted in the fourth quarter of fiscal 2011, provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. We opted to continue to perform the step one test for fiscal 2011 as discussed above. We did not recognize any impairment loss on goodwill and indefinite-lived intangibles for fiscal 2009 and 2010. During 2011, we recorded a non-cash impairment charge on certain WAG trade name intangible assets totaling $5.1 million as further described in “Note 6- Goodwill and Intangibles”.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Catalog Expenses

Deferred catalog expenses consist of third-party direct costs including primarily creative design, paper, printing, postage and mailing costs for all Company direct response catalogs. Such costs are capitalized as deferred catalog expenses and are amortized over their expected future benefit period. Each catalog is fully amortized within nine months. Deferred catalog expenses are included in other current assets and amounted to $1.0 million and $0.7 million at January 1, 2011 and December 31, 2011, respectively.

Deferred Financing Costs

In August 2010, the Company entered into a credit facility with Silicon Valley Bank. The credit facility is comprised of a $25 million term loan and a $10 million revolving line of credit. In connection with the credit facility, the Company paid $0.5 million in fees. These fees were recorded as deferred financing costs in other current assets and other non-current assets. Deferred financing costs are being amortized over the life of the loan using the straight-line method as it is not significantly different from effective interest method. As of January 1, 2011 and December 31, 2011, the remaining deferred financing costs were $0.4 million and $0.3 million, respectfully.

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

This change in the second quarter of fiscal 2010 resulted in a deferral of $2.0 million of sales revenue and a decrease in cost of goods sold of $1.5 million, which reduced gross profit by $411,000. The Company has recognized revenue upon delivery to the customer starting the second quarter of fiscal 2010.

Revenue from sales of advertising is recorded when performance requirements of the related advertising program agreement are met. During fiscal 2009, 2010 and 2011, the advertising revenue represented approximately 1%, 1% and 2% of our total revenue, respectively.

The Company evaluates the criteria of ASC 605-45 – Revenue Recognition Principal Agent Considerations in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when the Company is the primary party obligated in a transaction, the Company is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded gross.

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

Payments received prior to the delivery of goods to customers are recorded as deferred revenue.

The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases and other similar offers. Current discount offers, when accepted by the Company’s customers, are treated as a reduction to the purchase price of the related transaction.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales discounts are recorded in the period in which the related sale is recognized. Sales return allowances are estimated based on historical amounts and are recorded upon recognizing the related sales. Credits are issued to customers for returned products. Credits amounted to $19.0 million, $25.7 million, and $30.1 million for fiscal 2009, 2010 and 2011, respectively. No customer accounted for more than 10% of the Company’s net sales in the past three years.

The following table provides an analysis of the reserve for sales returns and the reserve for doubtful accounts:

(In thousands)	Balance at Beginning of Period	Charged to Revenue, Cost or Expenses	Deductions	Balance at End of Period
Fifty-Two Weeks Ended January 2, 2010
Reserve for sales returns	$662	$19,295	$(19,000)	$957
Reserve for doubtful accounts	115	27	(7)	135
Fifty-Two Weeks Ended January 1, 2011
Reserve for sales returns	$957	$26,034	$(25,675)	$1,316
Reserve for doubtful accounts	135	380	(143)	372
Fifty-Two Weeks Ended December 31, 2011
Reserve for sales returns	$1,316	$30,527	$(30,117)	$1,726
Reserve for doubtful accounts	372	87	(276)	183

Interest Income (Expense)

Interest income consists primarily of interest income on investments. Interest expense consists primarily of interest expense on our outstanding loan balance and capital leases.

Other Income

Other income consists of miscellaneous income such as gain from disposition of assets.

Cost of Goods Sold

Cost of goods sold consists of the direct costs associated with procuring parts from suppliers and delivering products to customers. These costs include direct product costs, purchase discounts, outbound freight, warehouse supplies and warranty costs. The Company includes freight and shipping costs in cost of goods sold. Total freight and shipping expense included in cost of goods sold for fiscal 2009, 2010 and 2011 was $19.2 million, $31.6 million, and $41.1 million, respectively. Depreciation and amortization are excluded from cost of goods sold and included in marketing, general and administrative and fulfillment costs as noted below.

Warranty Costs

The Company or the vendors supplying it products provide the Company’s customers limited warranties on certain products that range from 30 days to lifetime. In most cases, the Company’s vendors are the primarily responsible for warranty claims. Standard product warranties sold separately by the Company are recorded as deferred revenue and recognized ratably over the life of the warranty, ranging from one to five years. Since May 2010, we also offer extended warranties with selected branded products we sell. The product brands that include the extended warranty coverage are offered at three different service levels: (a) a five year unlimited product replacement, (b) a five year one-time product replacement, and (c) a three year one-time product replacement. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on each product’s historical return rate and historical warranty cost. The standard and extended warranty obligations are recorded as warranty liabilities, included in other current liabilities in the Consolidated Balance Sheets. For fiscal 2010 and 2011, the activity in our aggregate warranty liabilities was as follows:

	January 1, 2011	December 31, 2011
	(in thousands)
Warranty liabilities, beginning of period	$89	$154
Adjustments to preexisting warranty liabilities	—	—
Additions to warranty liabilities	134	352
Reductions to warranty liabilities	(69)	(122)

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	January 1, 2011	December 31, 2011
	(in thousands)
Warranty liabilities, end of period	$154	$384

Marketing

Marketing costs, including advertising, are expensed as incurred. The majority of marketing expense is paid to internet search engine service providers and internet commerce facilitators. For fiscal 2009, 2010 and 2011, the Company recognized advertising costs of $11.4 million, $16.5 million and $22.4 million, respectively. Marketing costs also include depreciation and amortization expense and share-based compensation expense.

General and Administrative

General and administrative expense consist primarily of administrative payroll and related expenses, merchant processing fees, legal and professional fees, and other administrative costs. General and administrative expense also includes depreciation and amortization expense and share-based compensation expense.

Fulfillment

Fulfillment costs consist primarily of payroll and related costs associated with warehouse employees, facility rent, building maintenance, and other costs associated with inventory management and wholesale operations. Fulfillment costs also include depreciation and amortization expense and share-based compensation expense.

Technology

Technology expenses consist primarily of payroll and related expenses, and costs associated with computer support, information technology, software development and connectivity. Technology expenses also include share-based compensation expense.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 Income Taxes. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When appropriate, a valuation allowance is established to reduce deferred tax assets, which include tax credits and loss carry forwards, to the amount that is more likely than not to be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, tax planning strategies and recent financial operations.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the acquisition of WAG, the Company concluded that it was more likely than not that we would realize the deferred tax assets in all jurisdictions. However, with the acquisition of WAG in 2010, based largely on the weight of the combined cumulative three-year adjusted loss position, it was determined that it was not more likely than not that the Company would realize its net deferred tax assets. Therefore, a valuation allowance of $18.3 million was recorded as of January 1, 2011, of which $4.7 million was recorded against the acquired deferred tax assets of WAG as of August 12, 2010. Based on the same determination, a valuation allowance of $5.7 million was recorded during 2011, resulting in a valuation allowance balance of $22.8 million as of December 31, 2011.

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of December 31, 2011, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC 718 Compensation – Stock Compensation. All stock options issued to employees are recognized as share-based compensation expense in the financial statements based on their respective grant date fair values, and are recognized within the statement of operations as general and administrative, marketing, fulfillment or technology, based on employee departmental classifications.

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

The Company estimates volatility using historical volatilities of similar public entities. The expected life of the awards is based on a simplified method that defines the life as the average of the contractual term of the options and the weighted average vesting period for all open tranches. Prior to our initial public offering in February 2007, we did not have a history of market prices of our common stock. Due to the limited period time our equity shares have been publicly traded, we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate volatility and expected term. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected life of awards. The dividend yield assumption is based on the Company’s expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures significantly differ from those estimates. The Company considers many factors when estimating expected forfeitures, including employee class, economic environment, and historical experience.

The Company accounts for equity instruments issued in exchange for the receipt of services from non-employee directors in accordance with the provisions of ASC 718.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 505-50 Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. Equity instruments awarded to non-employees are periodically re-measured as the underlying awards vest unless the instruments are fully vested, immediately exercisable and non-forfeitable on the date of grant.

Segment Data

The Company operates in one reportable segment and reporting revenues by product line or geographic location is impracticable. Certain long-lived assets are held in the Philippines, refer to “Note 4 – Property and Equipment, Net”. The criteria the Company used to identify our reporting segment are primarily the nature of the products the Company sells and the consolidated operating results that are regularly reviewed by the Company’s chief operating decision maker to assess performance and make operating decisions.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Arrangements with Multiple Deliverables, which amends ASC Topic 605, which modifies the accounting for multiple deliverable revenue arrangements to enable vendors to account for deliverables separately rather than as a combined unit. The Company adopted this ASU on January 2, 2011. The adoption did not have a material effect on the consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. This ASU was effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which were effective for annual periods beginning after December 15, 2010. The adoption of this ASU did not have a material effect on the consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), an update to ASC Topic 805, Business Combinations (“ASC 805”). The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU 2010-29 also expand the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company will apply the provisions of ASU 2010-29 to future acquisitions which occur after January 2, 2011. The Company believes that the adoption will not have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), an update to ASC Topic 820, Fair Value Measurement (“ASC 820”). The amendments in ASU 2011-04 are the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework and provide converged guidance on how to measure fair value and on what disclosures to provide about fair value measurements. While ASU 2011-04 is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”). However, some could change how the fair value measurement guidance in ASC 820 is applied. For public entities, amendments are effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the provisions of ASU 2011-04 on January 1, 2012, the starting date of its fiscal year ending December 29, 2012. The Company believes that the adoption will not have a material effect on the Company’s consolidated financial statements.

In June and December 2011, the FASB issued two ASU’s which amend guidance for the presentation of comprehensive income, an update to ASC Topic 220, Comprehensive Income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity will be eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. These ASU’s are effective for the Company on January 1, 2012 and retrospective application will be required. These ASU’s will change our financial statement presentation of comprehensive income but will not impact our net income, financial position, or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), an update to ASC 350. Under the amendments in ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company adopted the provisions of ASU 2011-08 on October 2, 2011, the starting date of the fourth quarter of its fiscal year ending December 31, 2011. The adoption did not have a material effect on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company believes that the adoption will not have a material effect on the Company’s consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2 – Investments

As of January 1, 2011, the Company held the following securities and investments, recorded at fair value (in thousands):

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Auction rate preferred securities in municipal and state agencies (1)	$4,225	$—	$(84)	$4,141
Mutual funds (2)	1,070	—	(8)	1,062

Total	$5,295	$—	$(92)	$5,203

As of December 31, 2011, the Company held the following securities and investments, recorded at fair value (in thousands):

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Auction rate preferred securities in municipal and state agencies (1)	$2,125	$—	$(21)	$2,104
Mutual funds (2)	1,011	114	—	1,125

Total	$3,136	$114	$(21)	$3,229

(1)

Auction rate preferred securities in municipal and state agencies have a maturity of 15 to 30 years and are classified as long-term investments available-for-sale. As of January 1, 2011 and December 31, 2011, all of these securities were held in four and two, respectively, tax-exempt municipal bonds managed under closed-end funds and had been in a continuous loss position for more than twelve months.

(2)

Mutual funds are classified as short-term investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.

Proceeds from the sale of available-for-sale securities are disclosed separately in the accompanying consolidated statements of cash flow. For fiscal 2009, the Company recognized no gross realized gain and losses. For fiscal 2010, the Company recognized gross realized gains and losses of $27,000 and $8,000, respectively. For fiscal 2011, the Company recognized gross realized gains and losses of zero and $3,000, respectively.

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

Provisions of ASC 820 establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

Level 1 – Observable inputs such as quoted prices in active markets;

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3 – Unobservable inputs in which little or no market data exists, therefore, requiring an entity to develop its own assumptions.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Assets Valued on a Recurring Basis

As of January 1, 2011 and December 31, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s financial instruments, including investments associated with the ARPS. The Company measures the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at January 1, 2011 and December 31, 2011 (in thousands):

	As of January 1, 2011
	Total	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents (1)	$17,595	$17,595	$—	$—
Short-term investments (2)	1,062	1,062	—	—
Non-current investments available-for-sale (3)	4,141	—	—	4,141

	$22,798	$18,657	$—	$4,141

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents (1)	$10,335	$10,335	$—	$—
Short-term investments (2)	1,125	1,125	—	—
Non-current investments available-for-sale (3)	2,104	—	—	2,104

	$13,564	$11,460	$—	$2,104

(1)

Cash equivalents consist primarily of money market funds and short-term investments with original maturity dates of three months or less at the date of purchase, for which the Company determines fair value through quoted market prices.

(2)

Short-term investments consist primarily of mutual funds. Short-term investments are classified as investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.

(3)

As of January 1, 2011, the Company had invested $4.2 million (par value) in ARPS, which are classified as available-for-sale securities and reflected at $4.1 million (fair value), which includes an unrealized loss of $84,000. As of December 31, 2011, the Company had invested $2.1 million (par value) in ARPS, which are classified as available-for-sale securities and reflected at $2.1 million (fair value), which includes an unrealized loss of $21,000. The Company has included its investments related to ARPS in the Level 3 category.

Before utilizing Level 3 inputs in fair value measurement, the Company considered significant Level 2 observable inputs of similar assets in active and inactive markets. The Company’s broker dealer received estimated market values from an independent pricing service as of June 30, 2008 and the anticipated future market for such investments. These investments consist solely of collateralized debt obligations supported by municipal and state agencies; do not include mortgage-backed securities or student loans; have redemption features that call for redemption at 100% of par value; and have a current credit rating of A or AAA. For the period between June 30, 2008 through December 31, 2011, the Company received partial redemptions at par value on these investments totaling approximately $5.7 million. The fact that there is not an active market to liquidate these investments was considered in classifying them as Level 3. Due to the uncertainty with regard to the short-term liquidity of these securities, the Company determined that it could not rely on par value to represent fair value. Therefore, the Company estimated the fair values of these securities utilizing a discounted cash flow valuation model as of January 1, 2011 and December 31, 2011. This analysis considered the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation the security will have a successful auction or market liquidity. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

As a result of the temporary declines in fair value for the Company’s ARPS, which the Company generally attributes to liquidity issues rather than credit issues, the Company recorded an unrealized loss of $84,000 and $21,000 to accumulated other comprehensive income as of January 1, 2011 and December 31, 2011, respectively. Due to the Company’s belief that the market for these collateralized instruments may take in excess of twelve months to fully recover, the Company has classified these investments as noncurrent and has included them in investments on the consolidated balance sheets at January 1, 2011 and December 31, 2011. As of December 31, 2011, to date, the Company continues to earn interest on all of its ARPS instruments. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If the Company determined that any decrease in the value of the instruments was other-than-temporary, it would record a charge to earnings as appropriate. The Company is not certain how long it may be required to hold each security. However, given the Company’s current cash position, liquid cash equivalents and expected cash provided by operations, it believes it has the ability to hold, and intends to continue to hold the ARPS as long-term investments until the market stabilizes.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2009, 2010 and 2011, there were no transfers into or out of level 1 and level 2 assets. The following tables present the Company’s ARPS activity measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during fiscal 2009, 2010 and 2011 (in thousands):

Long-Term Investments
Balance as of January 1, 2009	$6,351
Redemption at par value	(2,150)
Unrealized gains included in other comprehensive income	63

Balance as of January 2, 2010	$4,264

Long-Term Investments
Balance as of January 2, 2010	$4,264
Redemption at par value	(125)
Unrealized gains included in other comprehensive income	2

Balance as of January 1, 2011	$4,141

Long-Term Investments
Balance as of January 1, 2011	$4,141
Redemption at par value	(2,100)
Unrealized gains included in other comprehensive income	63

Balance as of December 31, 2011	$2,104

Non-Financial Assets Valued on a Non-Recurring Basis

The Company’s long-lived or indefinite-lived intangible assets are measured at fair value on a non-recurring basis. These assets are measured at cost but are written-down to fair value, if necessary, as a result of impairment.

As of January 1, 2011, the Company’s long-lived and indefinite-lived intangible assets did not indicate a potential impairment under the provisions of ASC 350 and ASC 360 and, as such, they were not measured at fair value. As of December 31, 2011, the Company recorded an impairment loss on certain WAG trade name intangible assets, which adjusted such assets to their fair value; refer to “Note 6 – Goodwill and Intangibles” for additional information. Accordingly, the Company’s other long-lived and indefinite-lived intangible assets were not measured at fair value, consistent with the prior year.

Note 4 – Property and Equipment, Net

The Company’s fixed assets consisted of computer software (internally developed and purchased), machinery and equipment, furniture and fixtures, and vehicles, and are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable and amortizable assets to operations over their estimated service lives. Depreciation expense for fiscal 2009, 2010 and 2011 was $2.0 million, $3.4 million and $4.7 million, respectively. Software amortization expense for the same periods was $2.9 million, $6.1 million and $8.0 million, respectively. The cost and related accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings.

Property and equipment consisted of the following at January 1, 2011 and December 31, 2011:

	January 1, 2011	December 31, 2011
	(in thousands)

Land	$630	$630
Building	10,680	10,680
Machinery and equipment	12,216	13,429
Computer software (purchased and developed) and equipment	22,566	37,880
Vehicles	173	221
Leasehold improvements	1,961	2,122
Furniture and fixtures	1,133	1,244
Construction in process	5,241	2,467

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	January 1, 2011	December 31, 2011
	(in thousands)
	54,600	68,673
Less accumulated depreciation and amortization	(21,460)	(34,046)

Property and equipment, net	$33,140	$34,627

At January 1, 2011 and December 31, 2011, $2.1 million and $1.6 million, respectively, of the Company’s net property and equipment was located in the Philippines. Additionally, gross property and equipment includes $0.3 million and $0.4 million, respectively, of equipment under capital lease arrangements and the related accumulated depreciation of $0.2 million and $0.2 million, respectively, as of January 1, 2011 and December 31, 2011.

Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes, at rates based on the following estimated useful lives:

Years
Building	21
Machinery and equipment	2 - 5
Computer software (purchased and developed)	2 - 5
Computer equipment	2 - 5
Vehicles	3 - 5
Leasehold improvements*	3 - 5
Furniture and fixtures	3 - 7

*	The estimated useful life is the lesser of 3-5 years or the lease term.

Included above, in connection with the acquisition of WAG, the Company allocated $16.4 million of the purchase price to the following property and equipment:

	Weighted-Average Useful Life	Gross Carrying Amount
		(in thousands)
Land	Indefinite life	$630
Building	21 years	10,680
Furniture and fixtures	3 years	403
Machinery and equipment	2-3 years	3,843
Leasehold improvements	5 years	561
Construction in process		313

Total		$16,430

The acquired property and equipment are being depreciated on a straight line basis in accordance with their estimated useful life. See “Note 5 – Business Combination” below for further details on the acquisition.

Note 5 – Business Combination

In August 2010, the Company completed the purchase (the “Acquisition”) of all of the issued and outstanding shares of Automotive Specialty Accessories and Parts, Inc. and its wholly-owned subsidiary Whitney Automotive Group, Inc. (referred to herein as “WAG”), at the time, a leader in the automobile aftermarket performance parts and accessories market. Assets acquired include intangible assets consisting of customer relationships, technology, and trade names, tangible assets such as furniture and fixtures, machinery and equipment, and a 350,000 square foot distribution center in LaSalle, Illinois with a headquarter office located in Chicago, Illinois (the office sublease related to WAG’s former headquarters was terminated in the fourth quarter of fiscal 2011) . The final purchase price of WAG was $26.7 million in cash, including certain adjustments as set forth in that certain Stock Purchase Agreement executed August 2, 2010 (the “Purchase Agreement”) among Go Fido, Inc., WAG, 2000 Riverside Capital Appreciation Fund, L.P. and the other stockholders of WAG. The Acquisition provided the Company with product line expansion into all terrain vehicles, recreational vehicles and motorcycles, as well as deep product knowledge into niche segments like Jeep, Volkswagen and truck enthusiasts. This expansion in the Company’s product line has increased its customer reach in the do-it-yourself automobile

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and off-road accessories market. In addition, WAG’s facility located in Illinois, which was custom built for business-to-consumer distribution of auto parts, allowed the Company to complete a three-distribution center network. The Company believes that the combination of WAG’s established brands and focus on the customer experience, coupled with the Company’s capacity to compete online, creates opportunity for growth. These expected synergies from the Acquisition contributed to the goodwill associated with the Acquisition of $9.1 million. See the purchase price allocation table below for further details.

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
(2)

The purchase price adjustment of $787,000 represents the settlement amount that shareholders of WAG paid to U.S. Auto Parts (“USAP”) for the negative working capital amount of WAG on the date of the Acquisition. The net working capital of WAG on the date of the Acquisition was determined in accordance with the definitions and procedures set forth in the Purchase Agreement.

(3)

Accounts receivable decreased by $1.5 million from $2.6 million in the third quarter of fiscal 2011 due to the Company’s correction of an immaterial balance sheet reclassification. See below for additional information.

(4)

The goodwill resulting from the Acquisition was non-deductible for tax purposes. Goodwill increased by $1.5 million from $7.6 million in the third quarter of fiscal 2011 due to the Company’s correction of an immaterial balance sheet reclassification. See below for additional information.

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

WAG’s financial results have been included in our consolidated statement of operations since the acquisition date of August 12, 2010. Therefore, pro forma information for the fifty-two weeks ended December 31, 2011 has not been presented since the results of operations of WAG have been included in our actual consolidated results of operations for the entire period. The following pro forma financial information presents the results as if the WAG acquisition had occurred at the beginning of each prior fiscal year presented (in thousands, except share and per share amounts):

	Fifty-Two Weeks Ended
	January 2, 2010	January 1, 2011
Net sales	$299,552	$338,885
Net loss	(30,824)	(29,802)
Basic net loss per share	(1.03)	(0.98)
Diluted net loss per share	(1.03)	(0.98)
Weighted average shares used in computing basic net loss per common share	29,851,873	30,269,462
Weighted average shares used in computing diluted net loss per common share	29,851,873	30,269,462

During fiscal 2010, the net sales of $39.1 million and the net loss of $6.0 million of WAG were included in our consolidated statement of operations since the acquisition date of August 12, 2010.

Related to the Acquisition, the Company has incurred acquisition and integration related costs of $3.1 million and $7.4 million for the fiscal years ended January 1, 2011 and December 31, 2011, respectively, which have been recorded in general and administrative expenses. These costs included one-time contract cancellation costs of $1.5 million that the Company recorded in September 2011, pursuant to ASC 420 Exit or Disposal Cost Obligations (“ASC 420”), for terminating WAG’s sublease agreement related to its former corporate offices located in Chicago, Illinois.

During the third quarter of fiscal 2011, the Company discovered that certain accounts receivable were erroneously overstated by $1.5 million which also resulted in an understatement of $1.5 million in related goodwill. Accordingly, the Company reclassified $1.5 million from accounts receivable to goodwill in the consolidated balance sheet as of January 1, 2011. The Company considers this an immaterial reclassification. This reclassification had no effect on the Company’s previously reported consolidated statements of operations, consolidated statements of shareholders’ equity nor the consolidated net cash provided by (used in) operating activities, the net cash used in investing activities and the net cash provided by (used in) financing activities within the consolidated statement of cash flows.

No significant integration costs are anticipated in the future, as such the majority of the acquisition and integration related costs have been paid as of December 31, 2011.

Note 6 – Goodwill and Intangibles

        The Company evaluates goodwill for impairment on an annual basis or more frequently if events or circumstances occur that would indicate a reduction in fair value. As of October 31, 2011, the Company performed its annual impairment test and the excess of fair value estimates over carrying value for our reporting unit was approximately $50 million. Based on its analysis, there would have to be a 38% decrease in the estimated fair value of the reporting unit to fail step 1. During the fiscal year ended December 31, 2011, there was no change to the Company’s reporting unit and no events or circumstances occurred that would indicate an impairment of goodwill based on the excess of estimated fair value over carrying value for our reporting unit.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in our goodwill (in thousands):

Balance at December 31, 2008 and January 2, 2010	$9,772
Goodwill from WAG acquisition	7,365

Balance at January 1, 2011 (as previously reported)	$17,137
Adjustment to goodwill	1,510
Balance at January 1, 2011 (as adjusted)	$18,647
Adjustment to goodwill	207

Balance at December 31, 2011	$18,854

During fiscal 2011, the Company recorded goodwill adjustments of $1.7 million related to the immaterial balance sheet reclassification of WAG’s $1.5 million accounts receivable and the settlement amount of $0.2 million received from the shareholders of WAG for the negative working capital of WAG on the date of the Acquisition. See “Note 5 – Business Combination” for additional information on the goodwill adjustments.

During fiscal 2009, the Company acquired certain websites and domain names for a purchase price of $739,000, of which $625,000 was allocated to amortizable intangibles. During fiscal 2010, the Company acquired certain websites and domain names for a purchase price of $1.0 million, of which $843,000 was allocated to amortizable intangibles. In addition, associated with the acquisition of WAG, approximately $8.2 million of the total purchase price had been allocated to trade name assets with an indefinite life and $9.2 million had been allocated to amortizable intangible assets during the third quarter of fiscal 2010, as noted in the table below. During fiscal 2011, the Company purchased certain domain and trade names for a purchase price of $74,000, all of which were allocated to intangibles assets not subject to amortization.

The Company did not note events or changes in circumstances indicating that the carrying value of our intangible assets may not be recoverable in fiscal 2009 and 2010, therefore, no impairment loss was recognized for intangible assets as of fiscal year end 2009 and 2010.

As of December 31, 2011, the Company recorded a non-cash impairment charge of $5.1 million related to certain trade name intangible assets associated with the WAG acquisition. The impairment charge was primarily the result of the deterioration in the economic environment and lower sales and profitability which generated losses from WAG. Given the indicators of impairment, the Company utilized the Royalty Savings method in determining fair value of the trade name intangible assets. The decrease in future cash flows resulted in these indefinite-lived assets being impaired, as the carrying value of the trade names exceeded the fair value.

Intangibles subject to amortization are expensed on a straight-line basis, except for the internet platform intellectual property which was amortized on an accelerated basis. Amortization expense relating to intangibles totaled $0.7 million, $2.8 million and $3.7 million for fiscal 2009, fiscal 2010 and fiscal 2011, respectively.

Intangibles, excluding goodwill, consisted of the following at January 1, 2011 and December 31, 2011 (in thousands):

		January 1, 2011			December 31, 2011
	Useful Life	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Intangible assets subject to amortization:
Websites	5 years	$2,035	$(594)	$1,441	$2,035	$(1,001)	$1,034
Internet platform intellectual property (1)	10 months	4,300	(1,984)	2,316	4,300	(4,300)	—
Product design intellectual property (1)	9 years	2,750	(116)	2,634	2,750	(416)	2,334
Customer relationships (1)	4 years	2,050	(197)	1,853	2,050	(712)	1,338
Assembled workforce	7 years	478	(182)	296	481	(275)	206

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		January 1, 2011			December 31, 2011
	Useful Life	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Favorable lease (1)	2.5 years	78	(14)	64	78	(56)	22

Sub-Total		11,691	(3,087)	8,604	11,694	(6,760)	4,934
Intangible assets not subject to amortization:
Domain and trade names (2)	Indefinite life	10,114	—	10,114	5,050	—	5,050

Total		$21,805	$(3,087)	$18,718	$16,744	$(6,760)	$9,984

(1)	Includes the intangible assets acquired in connection with the acquisition of WAG.
(2)

Includes domain and trade names of $8.2 million purchased in connection with the acquisition of WAG. As of December 31, 2011, an impairment loss of $5.1 million was recorded related to the WAG trade names.

The following table summarizes the future estimated annual amortization expense for these assets over the next five years (in thousands):

2012	$1,656
2013	1,429
2014	508
2015	306
2016	306
Thereafter	729

Total	$4,934

Note 7 – Borrowings

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

The Loan Agreement requires the Company to comply with a number of restrictive covenants, including financial covenants related to maximum funded debt to consolidated EBITDA, liquidity, and consolidated fixed charge coverage ratios; negative pledge requirements; requirements to deliver quarterly and annual consolidated financial statements; requirements to maintain adequate insurances; prohibitions on changes in the business and disposition of the Company’s assets; and other customary covenants. The Loan Agreement also requires the Company to obtain a prior written consent from the Bank when the Company determines to pay any dividends on or make any distribution related to its common stock. The Loan Agreement includes usual and customary events of defaults and remedies for facilities of this nature. In February and October 2011, the Company and the Bank entered into Amendment No. 1 and Amendment No. 2, respectively, to Loan and Security Agreement and Limited Waiver (collectively, the “Amendments”). The Amendments waived the Company’s lack of compliance with the consolidated fixed charge ratio covenant in the Loan Agreement as of January 1, 2011 and October 1, 2011 to more readily accommodate the Company’s integration of the WAG acquisition. In December 2011, the Company and the Bank entered into Amendment No. 3 to Loan and Security Agreement, to amend the Loan Agreement, as amended (the “Third Amendment”). The Third Amendment amends the Company’s permitted indebtedness to allow debt to certain other banks in connection with a vendor purchasing card program in an aggregate amount not to exceed $2,500,000 at any one time outstanding.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 1, 2011, the required consolidated fixed charge coverage ratio was 1.10:1.00 and the Company’s consolidated fixed charge coverage ratio was 0.60:1.00. For purposes of calculating the consolidated fixed charge coverage ratio, the Amendment No. 1 amended the definition of “Consolidated EBITDA” to allow the Company to add back restructuring costs and transaction fees and expense related to the WAG acquisition to the extent paid on or before June 30, 2011 in an amount not to exceed $5,000,000 in the aggregate for the fourth quarter ending January 1, 2011 and three consecutive fiscal quarters thereafter to the extent paid during such periods. As amended, the Company’s consolidated fixed charge coverage ratio was 1.25:1.00 and was in compliance.

As of October 1, 2011, the required consolidated fixed charge coverage ratio was 1.25:1.00 and the Company’s consolidated fixed charge coverage ratio was 0.92:1.00. For purposes of calculating the consolidated fixed charge coverage ratio, the Amendment No. 2 amended the definition of “Consolidated EBITDA” to allow the Company to add back restructuring costs and transaction fees and expenses related to the WAG acquisition to the extent paid in the four consecutive fiscal quarters ended October 1, 2011. As amended, the Company’s consolidated fixed charge coverage ratio was 1.80:1.00 and was in compliance.

As of December 31, 2011, the Loan Agreement, as amended, contains the following remaining financial covenant requirements:

•	Maximum funded debt to consolidated EBITDA. A ratio of aggregate credit extensions outstanding to trailing 12 month consolidated EBITDA of not greater than the following:

•	1.50:1.00 for quarters ending October 1, 2011 through June 30, 2012

•	1.00:1.00 for each quarter ending thereafter

•	Consolidated fixed charge coverage ratio of not less than the ratio set forth below:

•	1.25:1.00 for quarters ending July 2, 2011, October 1, 2011 and December 31, 2011

•	1.50:1.00 for each quarter ending thereafter (refer to March 2012 amendment below)

•	Liquidity as follows:

•	Unrestricted cash and cash equivalents minus outstanding advances of at least $7,500,000.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the quarter ended December 31, 2011, the Company was in compliance with all covenants, as amended, under the Loan Agreement. The Company’s financial covenant ratios under the Loan Agreement as of December 31, 2011, as amended, were 1.21 for maximum funded debt to consolidated EBITDA and 1.32 for consolidated fixed charge coverage. As of December 31, 2011, the Company’s liquidity was $11,460,000.

During March 2012, the Company determined it was probable that the consolidated fixed charge coverage ratio would not be in compliance with the required 1.50:1.00 minimum level for the quarter ending March 31, 2012. This determination was made during the Company’s monitoring of their covenants, which includes monthly calculations of “Consolidated EBITDA” projected to quarter end. As a result, on March 23, 2012, the Company and the Bank entered into Amendment No. 4 to Loan and Security Agreement (the “Fourth Amendment”). The Fourth Amendment reduced the required consolidated fixed charge coverage ratio to a minimum of 1.00:1:00 for the one quarter ending March 31, 2012 and to 1.25:1.00 for each quarter ending thereafter. Based on the current covenant calculations, the Company’s consolidated fixed charge coverage ratio is projected to be in compliance as of March 31, 2012. All financial covenants are expected to be in compliance as of March 31, 2012 and through the remainder of fiscal 2012.

The Company expects to be in compliance with the financial covenants, as amended, in the Loan Agreement through the remaining term of the Loan Agreement, however, it is possible that a breach of the financial covenants may occur in the future, should the Company’s forecasted EBITDA levels not be achieved. If the Company breaches any of the covenants under the Loan Agreement and is unable to obtain waivers from the Bank, the Bank will be able to exercise their rights and remedies under the Loan Agreement, including a call provision on outstanding debt, which would have a material adverse effect on the Company’s business and financial condition.

At December 31, 2011, the LIBOR rate and the margin were 1.25% (floor rate) and 2.50% per annum, respectively. The Company had no borrowings on the revolving line of credit at December 31, 2011. The remaining term loan balance was $17.9 million as of December 31, 2011 and is to be repaid according to the following schedule (in thousands):

Payments Due by Period
Total	2012	2013	2014

$ 17,875	$6,250	$6,875	$4,750

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of our long-term debt under the Facility approximated its carrying amount as of December 31, 2011.

As of December 31, 2011, the Company had a capital lease obligation of $172,000. See “Note 12 – Commitments and Contingencies” for further detail.

Note 8 – Stockholders’ Equity and Share-Based Compensation

Common Stock

The Company has 100,000,000 shares of common stock authorized. We have never paid cash dividends on our common stock. The following issuances of common stock were made during fiscal 2011:

The Company issued 136,770 shares of common stock from option exercises under the 2007 Omnibus Plan, as discussed below.

Effective in fiscal 2010, the Company’s compensation committee awarded 59,618 shares of restricted stock to certain officers of the Company. The shares were issued in February 2011. The compensation expense in the amount of $295,000 was accrued based on the market value of the Company’s stock as of the grant date, in fiscal 2010.

Share-Based Compensation Plan Information

The Company adopted the 2007 Omnibus Incentive Plan (the “2007 Omnibus Plan”) in January 2007, which became effective on the effective date (February 8, 2007) of the registration statement filed in connection with the Company’s initial public offering. Under the 2007 Omnibus Plan, the Company was initially authorized to issue 2.4 million shares of common stock under various instruments plus an automatic annual increase on the first day of each of the Company’s fiscal years beginning on January 1, 2008 and ending on January 1, 2017 equal to (i) the lesser of (A) 1,500,000 shares of common stock or (B) five percent (5%) of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock as determined by the Company’s Board of Directors. Options granted under the 2007 Omnibus Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must be equal to 100% of the fair market value on the date of grant. The 2007 Omnibus Plan provides for automatic grant of options to purchase common stock to non-employee directors.

At December 31, 2011, 2,385,987 shares were available for future grants under the 2007 Omnibus Plan.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s stock option activity under the 2007 Omnibus Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2011	4,815,119	$4.10	7.78
Granted	1,080,000	$6.57
Exercised	(136,770)	$3.02
Expired	(104,365)	$6.51
Forfeited	(127,894)	$6.18

Options outstanding, December 31, 2011	5,526,090	$4.51	6.95	$5,191,000
Vested and expected to vest at December 31, 2011	5,235,860	$4.42	6.84	$5,167,000
Options exercisable, December 31, 2011	3,540,908	$3.97	6.29	$4,039,000

The weighted-average fair value of options granted during fiscal 2009, fiscal 2010 and fiscal 2011 was $1.40, $3.75 and $3.28, respectively.

The intrinsic value of stock options at the date of the exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During fiscal 2010 and 2011, the total intrinsic value of the exercised options was $1.4 million and $0.5 million, respectively. There was no intrinsic value for options exercised in fiscal 2009. Aggregate Intrinsic Value (in the table) is calculated as the difference between the exercise price of underlying awards and the fair value price of the Company’s common stock for options that were in-the-money as of December 31, 2011.

Under the 2007 Omnibus Plan, the Company had $3.5 million of unrecognized share-based compensation expense related to stock options outstanding as of December 31, 2011, which expense is expected to be recognized over a weighted-average period of 2.47 years.

Additional information with respect to outstanding options under the 2007 Omnibus Plan as of December 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$1.31	75,000	7.17	$1.31	51,562	$1.31
$1.59	725,000	7.01	$1.59	528,644	$1.59
$1.74-$2.14	720,693	6.81	$1.91	547,689	$1.93
$3.06-$3.24	722,589	6.25	$3.12	649,665	$3.12
$3.64-$4.47	567,292	6.57	$3.90	503,333	$3.85
$4.64-$5.00	616,602	8.48	$4.81	226,410	$4.91
$5.38-$5.81	649,000	6.30	$5.58	526,081	$5.62
$5.88-$7.80	598,375	6.56	$7.13	150,454	$6.95
$7.99-$8.08	567,500	8.04	$8.00	117,500	$8.06
$8.32-$9.41	284,039	6.45	$8.59	239,570	$8.65

Totals	5,526,090	6.95	$4.51	3,540,908	$3.97

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

At December 31, 2011, 750,000 shares were available for future grants under the 2007 New Employee Plan.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s stock option activity under the 2007 New Employee Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2011	1,250,000	$5.65	7.32
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—

Options outstanding, December 31, 2011	1,250,000	$5.65	6.33	$1,610,000
Vested and expected to vest at December 31, 2011	1,246,348	$5.66	6.32	$1,598,000
Options exercisable, December 31, 2011	1,133,333	$6.11	6.24	$1,234,000

The weighted-average fair value of options granted during fiscal 2009 was $0.51, there were no new options granted in fiscal 2010 and fiscal 2011.

Aggregate Intrinsic Value (in the table) is calculated as the difference between the exercise price of the underlying awards and the fair value price of the Company’s common stock for options that were in-the-money as of December 31, 2011.

Under the 2007 New Employee Plan, the Company had $33,000 of unrecognized share-based compensation expense related to stock options outstanding as of December 31, 2011, which expense is expected to be recognized over a weighted-average period of 1.13 years.

Additional information with respect to outstanding options under the 2007 New Employee Plan as of December 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$1.15-$1.59	500,000	7.13	$1.15	383,333	$1.15
$8.65	750,000	5.79	$8.65	750,000	$8.65

Totals	1,250,000	6.33	$5.65	1,133,333	$6.11

The Company adopted the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) in March 2006. All stock options to purchase common stock granted to employees in 2006 were granted under the 2006 Plan and had exercise prices equal to the fair value of the underlying stock, as determined by the Company’s Board of Directors on the applicable option grant date. At the time of grant, the Board of Directors determined the value of the underlying stock by considering a number of factors, including historical and projected financial results, the risks the Company faced, the preferences of the Company’s preferred stock holders and the lack of liquidity of the Company’s common stock. No stock options were granted by the Company prior to the adoption of the 2006 Plan. As of December 31, 2011, there were no shares available for future grants under the 2006 Plan.

The following table summarizes the Company’s stock options activity under the 2006 Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2011	713,304	$8.28	5.47
Granted	—	$—
Exercised	—	$—
Expired	(34,676)	$11.45
Forfeited	—	$—

Options outstanding, December 31, 2011	678,628	$8.12	4.44	$—
Vested and expected to vest at December 31, 2011	678,628	$8.12	4.44	$—

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options exercisable, December 31, 2011	678,628	$8.12	4.44	$—

There were no new options granted during fiscal 2009, fiscal 2010 and fiscal 2011.

Aggregate Intrinsic Value (in the table) is calculated as the difference between the exercise price of underlying awards and the fair value price of the Company’s common stock for options that were in-the-money as of December 31, 2011.

The Company has fully recognized share-based compensation expense related to the 2006 Plan stock options outstanding as of December 31, 2011.

Additional information with respect to outstanding options under the 2006 Plan as of December 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$6.78	480,888	4.24	$6.78	480,888	$6.78
$9.17	22,800	4.39	$9.17	22,800	$9.17
$$11.68	174,940	4.99	$11.68	174,940	$11.68

Total	678,628	4.44	$8.12	678,628	$8.12

Warrants

The following table summarizes the outstanding warrants at December 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Warrants outstanding, January 1, 2011	50,000	$4.61	5.73
Granted	—	$—
Exercised	—	$—
Expired	—	$—
Forfeited	—	$—

Warrants outstanding, December 31, 2011	50,000	$4.61	4.74	$67,000
Warrants exercisable, December 31, 2011	43,333	$4.64	4.74	$58,000

On May 5, 2009, the Company issued warrants to purchase up to 30,000 shares of common stock at an exercise price of $2.14, which warrants terminate seven years after their grant date. The warrants were issued in connection with the financial advisory services provided by a consultant to the Company. The warrants vest in thirty-six equal monthly increments of 833 shares each on the last calendar day of each calendar month commencing May 5, 2009. The grant date fair value of these warrants issued on May 5, 2009 was $1.09 per share. Accordingly, these non-employee equity instruments are re-measured as they vest over the requisite service period. The re-measured fair value of these warrants was $2.82 per share as of December 31, 2011. On April 27, 2010, the Company issued additional warrants to purchase up to 20,000 shares of common stock at an exercise price of $8.32, to the same holder in connection with the financial advisory services provided to the Company. The warrants terminate seven years after their grant date. The warrants vest in twenty-four equal monthly increments of 833 shares each on the last calendar day of each calendar month commencing April 27, 2010. The grant date fair value of the additional warrants issued on April 27, 2010 was $2.12 per share. Accordingly, these non-employee equity instruments are re-measured as they vest over the requisite service period. The re-measured fair value of these warrants was $1.20 per share as of December 31, 2011. The Company determined the fair value of the warrants at the date of grant, and upon the re-measurement dates, using the Black-Scholes option pricing model based on the fair value of the underlying common stock, the exercise price, remaining contractual term, risk-free rate and expected volatility. No warrants were

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercised in fiscal 2009, 2010 and 2011. Aggregate Intrinsic Value (in the table) is calculated as the difference between the exercise price of underlying awards and the fair value price of the Company’s common stock for warrants that were in-the-money as of December 31, 2011. Total warrants share-based compensation expense recognized in fiscal 2009, 2010 and 2011, amounted to $20,154, $81,297 and $65,318, respectively.

Performance Stock Options

In February 2009, the Board approved option grants, which contained market condition requirements. These options will vest based on the achievement of specified stock price appreciation milestones, which represents a market condition, over a five-year period commencing on February 16, 2009. The February 2009 option grants were for 100,000 shares. The fair value of the options were estimated on the date of grant using the Monte Carlo option pricing model with the following weighted-average assumptions for the period ended:

January 2, 2010
Expected life	3.3 years
Risk-free interest rate	1.87%
Expected volatility	50%
Expected dividend yield	0%
Initial stock price	$1.15

In fiscal 2009, 2010 and 2011, the Board approved 125,000 shares, 200,000 shares and 125,000 shares, respectively, of performance options that vest over a four-year period based on the achievement of operational goals. The performance option grants were valued using the Black-Scholes option pricing model in the same manner as other stock option grants, as discussed below.

Share-Based Compensation Expense

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for each of the periods ended:

	January 2, 2010	January 1, 2011	December 31, 2011
Expected life	5.99 – 6.25 years	6 – 6.25 years	6 – 6.25 years
Risk-free interest rate	2% – 3%	2% – 3%	1% – 3%
Expected volatility	50% – 52%	51%	50% – 52%
Expected dividend yield	0%	0%	0%

The Company recognized share-based compensation expense of $3.3 million, $2.7 million and $2.6 million, net of $245,000, $186,000 and $218,000 of expense capitalized as internally-developed software, for each of fiscal 2009, 2010 and 2011, respectively. The Company has recognized an income tax benefit of $1.2 million for fiscal 2009. No tax benefit was recognized for fiscal 2010 and fiscal 2011 due to the valuation allowance position. Share-based compensation is included in our Consolidated Statements of Operations as follows:

	52 Weeks Ended January 2, 2010	52 Weeks Ended January 1, 2011	52 Weeks Ended December 31, 2011
Marketing expense	$436	$321	$413
General and administrative expense	2,276	1,869	1,580
Fulfillment expense	213	376	370
Technology expense	345	176	244

Total share-based compensation expense	$3,270	$2,742	$2,607

Under ASC 718, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures significantly differ from those estimates. Our estimated forfeiture rate was calculated based on actual historical forfeitures experienced under our equity plans. In the fourth quarter of fiscal 2011, the Company performed its periodic review of the estimated forfeiture rate during the last fifty-two weeks and noted no significant forfeitures which would change the estimated forfeiture rate from the previous year. Therefore, the weighted-average forfeiture rate from 10% to 18% was used as consistent with the prior year.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There was $3.5 million, net of estimated forfeitures of approximately $1.8 million, of unrecognized compensation expense related to stock options and warrants as of December 31, 2011, which expense is expected to be recognized over a weighted-average period of 2.40 years. The table below sets forth the expected amortization of share-based compensation expense for the next four years for all options and warrants outstanding and unvested as of December 31, 2011, assuming all employees remain employed by the Company for their remaining vesting periods (in thousands):

	Fifty-Two Weeks Ending
	Dec. 29, 2012	Dec. 28, 2013	Jan. 3, 2015	Jan. 2, 2016
Future amortization of share-based compensation	$1,685	$1,084	$620	$153

Note 9 – Net Income (Loss) Per Share

Net income (loss) per share has been computed in accordance with ASC 260 Earnings per Share. The following table sets forth the computation of basic and diluted net income (loss) per share:

	52 Weeks Ended January 2, 2010	52 Weeks Ended January 1, 2011	52 Weeks Ended December 31, 2011
	(in thousands, except share and per share data)
Net income (Loss) Per Share
Numerator:
Net income (loss)	$1,317	$(13,926)	$(15,137)
Denominator:
Weighted-average common shares outstanding (basic)	29,851,873	30,269,462	30,545,638
Common equivalent shares from common stock options and warrants	957,238	—	—

Weighted-average common shares outstanding (diluted)	30,809,111	30,269,462	30,545,638
Basic net income (loss) per share	$0.04	$(0.46)	$(0.50)
Diluted net income (loss) per share	$0.04	$(0.46)	$(0.50)

Potentially dilutive securities were not included in the calculation of diluted net income (loss) per share because these securities would be anti-dilutive due to the Company’s stock price. The related securities are as follows (in common equivalent shares):

	52 Weeks Ended January 2, 2010	52 Weeks Ended January 1, 2011	52 Weeks Ended December 31, 2011
Common stock warrants	—	12,033	20,000
Options to purchase common stock	6,777,494	1,508,289	2,524,982

Total	6,777,494	1,520,232	2,544,982

Additionally, due to the net loss in fiscal 2010 and fiscal 2011, 1,700,550 and 1,418,460, respectively, common equivalent warrant and option shares have been excluded from the computation of diluted net income (loss) per share.

Note 10 – Income Taxes

As discussed in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations”, the Company applies the current U.S. GAAP on accounting for uncertain tax positions, which prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has greater than 50 percent likelihood of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of December 31, 2011, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2010, the Company was audited by the Internal Revenue Service for the year ended December 31, 2008. The audit was concluded with no change. The tax years 2007-2010 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2009-2010 remain open. The Company does not anticipate a significant change to the amount of unrecognized tax benefits within the next twelve months.

The components of income (loss) before income taxes consist of the following:

	52 Weeks Ended January 2, 2010	52 Weeks Ended January 1, 2011	52 Weeks Ended December 31, 2011
	(in thousands)
Domestic operations	$3,795	$(2,540)	$(16,976)
Foreign operations	645	832	327

Total income (loss) before income taxes	$4,440	$(1,708)	$(16,649)

Income tax provision (benefit) for fiscal 2009, fiscal 2010 and fiscal 2011 consists of the following:

	52 Weeks Ended January 2, 2010	52 Weeks Ended January 1, 2011	52 Weeks Ended December 31, 2011
	(in thousands)
Current:
Federal tax	$(774)	$(434)	$—
State tax	193	8	23
Foreign tax	56	73	4

Total current taxes	(525)	(354)	27

Deferred:
Federal tax	2,568	61	(5,516)
State tax	1,080	13	(1,728)
Foreign tax	—	—	—

Total deferred taxes	3,648	74	(7,244)

Valuation allowance	—	12,498	5,705

Income tax provision (benefit), consolidated	$3,123	$12,218	$(1,512)

Income tax provision (benefit) differs from the amount that would result from applying the federal statutory rate as follows:

	52 Weeks Ended January 2, 2010	52 Weeks Ended January 1, 2011	52 Weeks Ended December 31, 2011
	(in thousands)
Income tax at U.S. federal statutory rate	$1,511	$(581)	$(5,661)
Share-based compensation	1,086	(93)	21
State income tax, net of federal tax effect	729	(759)	(1,629)
Tax exempt interest	(16)	(8)	(3)
Foreign tax	(163)	(210)	(108)
Non deductible acquisition costs	—	258	—
Other	(24)	1	140
Change in valuation allowance	—	13,610	5,728

Effective tax provision (benefit)	$3,123	$12,218	$(1,512)

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s effective tax rate was impacted by income taxes incurred in foreign and state jurisdictions. With respect to the income of its foreign subsidiaries, the Company takes the position that the earnings of the foreign subsidiaries are permanently invested in that jurisdiction. Additionally, the foreign subsidiaries are currently in a cumulative deficit earnings and profits position for tax purposes. As a result, no additional income taxes have been provided on the possible repatriation of these earnings to the parent company. The favorable impact of foreign taxes is due in large part to a tax holiday in the Philippines, which was effective through September 2011. The Company is in the process of applying for a one year extension. Although management expects the extension to be approved based on its discussion with the foreign taxing authority, the full Philippines tax rate has been applied to the earnings after the expiration of the initial tax holiday. The impact of this tax holiday decreased foreign taxes by $136,000, $182,000 and $144,000 for fiscal 2009, fiscal 2010 and fiscal 2011, respectively. The benefit of the tax holiday on net income (loss) per share (diluted) was immaterial for the related years.

For fiscal 2009, fiscal 2010 and fiscal 2011, the effective tax rate for the Company was 70.33%, (715.28)% and 9.08%, respectively. The Company’s effective tax rate for fiscal 2009 differs from the U.S. federal statutory rate primarily as a result of state income taxes and other non-deductible permanent differences including stock option forfeitures with a tax effected value of $1.1 million as described below. The Company’s effective tax rate for fiscal 2010 differs from the U.S. federal statutory rate primarily as a result of the recording of a $13.6 million valuation allowance against the Company’s deferred tax assets. The Company’s effective tax rate for fiscal 2011 differs from the U.S. federal statutory rate primarily as a result of the recording of a $5.7 million valuation allowance against the Company’s deferred tax assets. Additionally, the Company’s fiscal 2011 tax benefit was substantially the result of a $5.1 million impairment loss on intangibles, as further discussed in “Note — 6 Goodwill and Intangibles”.

Deferred tax assets and deferred tax liabilities at January 2, 2010, January 1, 2011 and December 31, 2011 consisted of the following:

	January 2, 2010	January 1, 2011	December 31, 2011
	(in thousands)
Deferred tax assets:
Inventory and inventory related reserve	$642	$1,712	$1,591
Share-based compensation	2,109	3,218	4,017
Amortization	10,856	12,517	9,418
Sales and bad debt allowances	422	689	795
Vacation accrual	191	284	290
Other comprehensive income	33	34	9
Net operating loss and AMT credit carry-forwards	88	4,169	13,250
Other	257	322	65

Total deferred tax assets	14,598	22,945	29,435
Valuation Allowance	—	(18,335)	(22,817)

Net deferred tax assets	14,598	4,610	6,618

Deferred tax liabilities:
Tax over book depreciation	2,100	1,582	5,270
Tax over book amortization	—	5,289	2,226
Prepaid catalog expenses	—	426	272

Total deferred tax liabilities	2,100	7,297	7,768

Net deferred tax assets (liabilities)	$12,498	$(2,687)	$(1,150)

At December 31, 2011, federal and state net operating loss (“NOL”) carryforwards were $28.3 million and $42.2 million respectively. Federal NOL carryforwards of $2.7 million were acquired in the acquisition of WAG which are subject to Internal Revenue Code section 382 and limited to an annual usage limitation of $135,000. Additionally, a tax benefit of $0.9 million related to the federal and state NOL carryforwards which was created by the exercise of stock options will be credited to additional paid-in-capital once recognized. Federal NOL carryforwards expire in 2029 and 2030, while state NOL carryforwards begin to expire in 2016. The state NOL carryforwards expire in the respective tax years as follows:

2016 - 2022	$36,025
2023 - 2031	6,200

$42,225

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The valuation allowance for deferred tax assets recorded during fiscal 2010 and 2011 is based on a more likely than not threshold. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. We considered the following possible sources of taxable income when assessing the realization of deferred tax assets:

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

The valuation of deferred tax assets requires judgment and assessment of the future tax consequences of events that have been recorded in the financial statements or in the tax returns, and our future profitability represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations. Prior to the acquisition of WAG, the Company concluded that it was more likely than not that we would realize the deferred tax assets in all jurisdictions. However, with the acquisition of WAG in 2010, based largely on the weight of the combined cumulative three-year adjusted loss position, it was determined that it was not more likely than not that the Company would realize its net deferred tax assets as of January 1, 2011. Therefore, a valuation allowance of $18.3 million was recorded as of January 1, 2011, of which $4.7 million was recorded in relation to WAG in connection with our acquisition in August 2010. Based on the same determination, an additional valuation allowance of $5.7 million was recorded as of December 31, 2011, resulting in a valuation allowance balance of $22.8 million as of December 31, 2011.

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

Included in accrued expenses are income taxes payable of $39,000, $95,000 and $93,000 for the fiscal years ended 2009, 2010 and 2011, respectively, consisting primarily of foreign taxes.

Note 11 – Related-Party Transactions

Beginning in November 2003, the Company leased its corporate headquarters and primary warehouse from Nia Chloe, LLC (“Nia Chloe”), a member of which, Sol Khazani, is one of our board members. Another Nia Chloe member, Mehran Nia, was also one of our board members until his resignation in December 2009. Lease payments and expenses associated with this related party arrangement totaled $535,000, $389,000 and $374,000, respectively, for fiscal years 2009, 2010 and 2011. The Company has evaluated its relationship with Nia Chloe with regard to ASC 810 Consolidation (“ASC 810”). The Company has determined that Nia Chloe does not meet the criteria for consolidation under ASC 810 and therefore this entity is not consolidated in the Company’s financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From time to time, the Company purchased inventory from an entity that was partially owned until 2009 by a member of the Company’s Board of Directors. During fiscal 2009, the Company purchased inventory totaling $330,000, from the entity, which the Company believes to be at fair market value.

Since October 2006, the Company has purchased paid search engine marketing services from an entity of which a member of the Company’s Board of Directors served as CEO until 2008 and chairman until mid-2009. During fiscal 2009, the Company purchased paid search engine marketing services totaling $225,000 from the entity, which the Company believes to be at fair market value.

In September 2008, the Company entered into a verbal agreement with a member of the Company’s Board of Directors, Mehran Nia, to provide consulting services. The arrangement could be terminated by either party at anytime, and the director was paid $10,000 per month. Mr. Nia resigned from the Board of Directors in December 2009. During fiscal 2009 and 2010, the total consulting fees paid were $120,000 and $10,000, respectively, to the individual. The arrangement was terminated in January 2010, and the final payment was made to settle the account at that time.

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

Note 12 – Commitments and Contingencies

The Company’s corporate headquarters and primary warehouse facilities are located in Carson, California. As of December 31, 2011, we maintained multiple separate leases for the Carson, California facilities, one of which will expire May 31, 2013 and another is scheduled to expire on March 31, 2012.

On September 22, 2011, the Company entered into a sublease agreement (the “Sublease”) with Timec Company Inc. (“Timec”) for the leasing of approximately 25,000 square feet of commercial office space located at 16941 Keegan Avenue, Carson, California 90746. The Sublease enabled the Company to consolidate its corporate office space from three buildings into one, and will allow the Company to consolidate its California fulfillment operations into one warehouse, which reduced its monthly rent expense and is expected to create warehouse operating efficiencies once the space consolidation has been completed. The Sublease has an initial term of 60 months (the “Initial Term”), and commenced on November 1, 2011. Pursuant to the terms of the Sublease, effective the 42nd month of the Initial Term, we have the ability to terminate the Sublease in exchange for the payment of a termination fee. Additionally, we have the option to renew the Sublease at the end of the Initial Term for an additional 12 month period, as well as the option to renew the Sublease for an additional period thereafter through January 2020. Pursuant to the terms of the Sublease, the rent, including additional rent, shall be approximately $26,300 per month for the first year, $27,600 per month for the second year, $29,100 per month for the third year, $30,600 per month for the fourth year, and $32,300 per month for the fifth year. Rent for any subsequent term, after the expiration of the Initial Term, will be negotiated in good faith between the parties. Under the terms of the Sublease, we are required to maintain certain levels of insurance and are required to indemnify Timec for losses incurred that are related to our use or occupancy of the property.

In January 2010, the Company’s Philippines subsidiary entered into a new lease agreement that will accommodate the Company’s Philippines workforce into one office building from its previous offices in Pasig and Makati; the leases for the Pasig and Makati facilities were terminated in July and October 2010, respectively. Under the terms of the lease agreement, the Company added approximately 39,665 square feet of space for a period of 63 months, effective March 1, 2010. Monthly rental fee of approximately $25,000 is subject to 5% annual escalation beginning on the 3rd year of the lease term and renewable for a sixty (60)-month term upon mutual agreement of both parties.

In December 2008, the Company entered into a five-year operating lease for warehouse space in Chesapeake, Virginia, which commenced in January 2009 and was initially scheduled to expire in December 2013. Under the terms of the lease, the Company added approximately 72,500 square feet of space for initial monthly rent of approximately $15,000 with annual rent escalations. Additionally, the Company had the option to extend the terms for an additional five years on or before June 30, 2013. In July 2011, we signed a five-year extension to June 30, 2016, which also added approximately 87,000 square feet of space. The monthly base rent commitment was $59,700 as of December 31, 2011.

Upon our acquisition of WAG, we assumed a lease related to their office and warehouse space (60,845 square feet) in Independence, Ohio which was originally executed on January 1, 2003 and amended on October 3, 2003 and February 1, 2008. The lease expires on January 31, 2013, with two five-year renewal options. The monthly base rent commitment was $16,700 as of December 31, 2011.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Also, upon our acquisition of WAG, we assumed a sublease related to their corporate headquarter office (22,323 square feet) in Chicago, Illinois which was originally executed on December 4, 2007. The term of the lease commenced on May 14, 2008 and would have expired on January 13, 2017. The annual base rent for the initial lease term through January 31, 2009 was $0.3 million with an annual escalation of $0.1 million commencing from February 1, 2009 through the remaining lease term. In October 2011, the Company, WAG, and Discovery Communications, LLC (“Discovery”) entered into a Buyout Agreement for the purpose of providing Discovery with an incentive to enter into a direct lease agreement with 111 East Wacker LLC (“East Wacker”) for WAG’s former corporate headquarters located in Chicago, Illinois. In connection with the Buyout Agreement, the total obligation of $1.5 million that was recorded in September 2011 was paid by the Company to Discovery during the fourth quarter of fiscal 2011. Also, in October 2011, the Company, WAG, East Wacker and Marketing Werks, Inc. (“Marketing Werks’) entered into a Lease, Sublease, and License Termination and Surrender Agreement (the “Termination Agreement”) for the purpose of terminating WAG’s sublease agreement with Marketing Werks, dated December 4, 2007, related to WAG’s former corporate headquarters in Chicago, Illinois.

Facility rent expense, inclusive of amounts paid to related party Nia Chloe, for fiscal years 2009, 2010 and 2011, was $1.9 million, $2.4 million and $2.6 million, respectively.

Future minimum facility lease payments required under the above operating leases as of December 31, 2011 are $1,653,000, $1,283,000, $1,130,000, $1,127,000 and $691,000 for 2012 to 2016, respectively.

Capital lease commitments at December 31, 2011 were as follows:

	2012	2013	Total
Capital lease commitments	$143	$38	$181
Less: interest payments	(8)	(1)	(9)

Capital lease principal obligations	$135	$37	$172

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

Parts Geek Litigation

In June 2009, the Company filed suit in the United States District Court for the Central District of California against Parts Geek LLC (“Parts Geek”), certain of its members and employees for misappropriation of trade secrets, breach of contract and unfair competition and requesting monetary damages and injunctive relief, and Parts Geek filed an answer in August 2009. In January 2010, the complaint was amended to include claims for copyright infringement and to add Lucas Thomason, a former employee, as an additional party. Parts Geek filed an answer and counterclaims to the amended complaint in February 2010. Each party filed a motion for summary judgment requesting that the Court rule on all claims made in this matter without sending the matter to a jury. In June 2010, the Court ruled on all claims in the matter, denying the Company’s claims against Parts Geek and Lucas Thomason and denying Parts Geek’s claims against the Company. The judge additionally denied Parts Geek’s counterclaims against the Company. Parts Geek and Lucas Thomason petitioned the Court to order the Company to pay their legal fees and costs, the Court ordered the Company to do so and in August 2010 all parties stipulated that approximately $1.1 million of legal fees and costs would be owed to Parts Geek and Lucas Thomason should the Company lose its appeal or win its appeal and lose in trial. A bond has been posted to guarantee payment of $1.1 million plus interest, at a cost of approximately $0.02 million to the Company. The Company is not required to pay the fees and costs at this time; they would be due if the Company loses its appeal and determines to not appeal beyond the 9th Circuit Court of Appeals, or if the Company wins on appeal but loses at trial once the case is remanded to the trial court and, in accordance with ASC 450-20 Loss Contingencies (“ASC 450-20”), the Company has not accrued for these fees and costs. The Company filed an appeal and filed its initial brief on January 21, 2011. The reply brief was filed March 21, 2011. The appeal has been fully briefed by all parties and oral argument before the 9th Circuit Court of Appeals occurred on March 6, 2012. The ruling on the appeal by the 9th Circuit Court of Appeals is pending. The Company has analyzed this matter in accordance with ASC 450-20 and, in accordance with the definition of probable loss described therein, it has concluded that no accrual is necessary at this time. In addition, the Company believes that any reasonably possible losses which may be incurred would not be material to the financial statements as a whole.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 13 – Employee Retirement Plan and Deferred Compensation Plan

Effective February 17, 2006, the Company adopted a 401(k) defined contribution retirement plan covering all full time employees who have completed one month of service. The Company may, at its sole discretion, match fifty cents per dollar up to 6% of each participating employee’s salary. The Company’s contributions vest in annual installments over three years. Discretionary contributions made by the Company totaled $154,000, $213,000 and $300,000 for fiscal 2009, fiscal 2010 and fiscal 2011, respectively.

In January 2010, the Company adopted the U.S. Auto Parts Network, Inc. Management Deferred Compensation Plan (the “Deferred Compensation Plan”), for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 90% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by the Company through the purchase of Company-owned life insurance policies with the Company (employer) as the owner and beneficiary, in order to preserve the tax-deferred savings advantages of a non-qualified plan. The plan assets are the cash surrender value of the Company-owned life insurance policies and not associated with the deferred compensation liability. The deferred compensation liabilities (consisting of employer contributions, employee deferrals and associated earnings and losses) are general unsecured obligations of USAP. Liabilities under the Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company may at its discretion contribute certain amounts to eligible employee accounts. In January 2010, the Company began to contribute 50% of the first 2% of participants’ eligible contributions into their Deferred Compensation Plan accounts. In September 2010, the Company established and transferred its ownership to a rabbi trust to hold the Company-owned life insurance policies. As of January 1, 2011, the assets and associated liabilities of the Deferred Compensation Plan were $0.3 million $0.2 million, respectively, and are included in other non-current assets and other non-current liabilities in our consolidated balance sheets. As of December 31, 2011, the assets and associated liabilities of the Deferred Compensation Plan were $0.5 million $0.4 million and are included in other non-current assets and other non-current liabilities, respectively, in our consolidated balance sheets. For fiscal 2010, the associated liabilities mainly include the employee contributions of $0.2 million and the Company contributions of $34,000. For fiscal 2011, the associated liabilities mainly include the employee contributions of $0.4 million and the Company contributions of $74,000. For fiscal 2010, included in other income, the Company recorded a net gain of $11,000 for the change in the cash surrender value of the Company-owned life insurance policies. For fiscal 2011, included in other income, the Company recorded a net loss of $34,000 for the change in the cash surrender value of the Company-owned life insurance policies.

Note 14 – Quarterly Information (Unaudited)

The following quarterly information includes all adjustments which management considers necessary for a fair presentation of such information. For interim quarterly financial statements, the provision for income taxes is estimated using the best available information for projected results for the entire year. The sum of the four quarters may not agree to the year total due to rounding within a quarter.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Thirteen Weeks Ended				Thirteen Weeks Ended
	April 3, 2010	July 3, 2010	Oct. 2, 2010	Jan 1, 2011	April 2, 2011	July 2, 2011	Oct. 1, 2011	Dec 31, 2011
	(in thousands, except share and per share data)
Consolidated Statement of Income Data:
Net sales	$56,291	$53,188	$72,349	$80,450	$86,978	$84,268	$78,593	$77,233
Gross profit	19,807	18,397	24,007	27,399	30,416	28,414	24,345	23,825
Income (loss) from operations	2,475	658	(1,980)	(2,580)	23	(2,231)	(5,216)	(8,571)
Income (loss) before income taxes	2,497	687	(2,060)	(2,832)	(227)	(2,369)	(5,306)	(8,747)
Net income (loss)	$1,547	$462	$(13,039)	$(2,896)	$(245)	$(2,564)	$(5,308)	$(7,020)
Basic net income (loss) per share as reported and adjusted	$0.05	$0.02	$(0.43)	$(0.10)	$(0.01)	$(0.08)	$(0.17)	$(0.23)
Diluted net income (loss) per share as reported and adjusted	$0.05	$0.01	$(0.43)	$(0.10)	$(0.01)	$(0.08)	$(0.17)	$(0.23)
Shares used in computation of basic net income (loss) per share as reported and adjusted	30,003,117	30,314,478	30,357,988	30,402,264	30,450,078	30,543,037	30,571,472	30,617,963
Shares used in computation of diluted net income (loss) per share as reported and adjusted	31,425,002	31,994,447	30,357,988	30,402,264	31,450,078	30,543,037	30,571,472	30,617,963

Note 15 – Subsequent Event

On March 23, 2012, the Company and Silicon Valley Bank entered into an Amendment No. 4 to Loan and Security Agreement (the “Fourth Amendment”) pursuant to which the Company and Silicon Valley Bank amended that certain Loan and Security Agreement dated August 13, 2010, as amended. The Fourth Amendment amended one financial covenant to reduce the previously required ratio levels for the one quarter ending March 31, 2012 and for each fiscal quarter thereafter, as defined. See “Note 7 — Borrowings” for additional information.