Form 10-Q
period 2012-03-31
U.S. Auto Parts Network, Inc.
filed 2012-05-09
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 1, 2012, the registrant had 30,653,356 shares of common stock, $0.001 par value, outstanding.

U.S. AUTO PARTS NETWORK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THIRTEEN WEEKS ENDED MARCH 31, 2012

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,834	$10,335
Short-term investments	1,893	1,125
Accounts receivable, net of allowances of $236 and $183, respectively	9,189	7,922
Inventory	46,109	52,245
Deferred income taxes	446	446
Other current assets	3,472	3,548

Total current assets	69,943	75,621
Property and equipment, net	33,764	34,627
Intangible assets, net	9,664	9,984
Goodwill	18,854	18,854
Investments	297	2,104
Other non-current assets	1,037	1,026

Total assets	$133,559	$142,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,907	$41,303
Accrued expenses	10,109	11,565
Current portion of long-term debt	17,875	6,250
Current portion of capital leases payable	132	135
Other current liabilities	7,704	7,702

Total current liabilities	69,727	66,955
Long-term debt, net of current portion	—	11,625
Capital leases payable, net of current portion	7	37
Deferred income taxes	1,722	1,596
Other non-current liabilities	1,236	1,079

Total liabilities	72,692	81,292
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 30,645,764 and 30,625,764 shares issued and outstanding, respectively	31	31
Additional paid-in-capital	157,819	157,140
Accumulated other comprehensive income	379	327
Accumulated deficit	(97,362)	(96,574)

Total stockholders’ equity	60,867	60,924

Total liabilities and stockholders’ equity	$133,559	$142,216

See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Thirteen Weeks Ended March 31, 2012	Thirteen Weeks Ended April 2, 2011
Net sales	$87,436	$86,978
Cost of sales (1)	60,808	56,562

Gross profit	26,628	30,416
Operating expenses:
Marketing	13,450	13,585
General and administrative	5,870	8,236
Fulfillment	5,918	5,007
Technology	1,536	1,938
Amortization of intangibles	340	1,627

Total operating expenses	27,114	30,393

(Loss) income from operations	(486)	23
Other income (expense):
Other income, net	31	31
Interest expense	(209)	(281)

Total other expense	(178)	(250)

Loss before income taxes	(664)	(227)
Income tax provision	124	18

Net loss	(788)	(245)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	27	19
Unrealized gains on investments	25	11

Total other comprehensive income	52	30

Comprehensive loss	$(736)	$(215)

Basic and diluted net loss per share	$(0.03)	$(0.01)
Shares used in computation of basic and diluted net loss per share	30,638,320	30,450,078

(1)

Excludes depreciation and amortization expense which is included in marketing, general and administrative and fulfillment costs as described in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations” below.

See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Thirteen Weeks Ended March 31, 2012	Thirteen Weeks Ended April 2, 2011
Operating activities
Net loss	$(788)	$(245)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,747	3,003
Amortization of intangibles	340	1,627
Deferred income taxes	126	25
Share-based compensation	584	681
Amortization of deferred financing costs	39	30
Loss from disposition of assets	4	—
Changes in operating assets and liabilities:
Accounts receivable	(1,267)	(1,454)
Inventory	6,138	5,421
Other current assets	29	(390)
Other noncurrent assets	—	(42)
Accounts payable and accrued expenses	(9,303)	(2,531)
Other current liabilities	(18)	551
Other noncurrent liabilities	149	109

Net cash (used in) provided by operating activities	(220)	6,785
Investing activities
Additions to property and equipment	(2,371)	(3,688)
Proceeds from sale of property and equipment	14	—
Cash paid for intangibles	(16)	—
Proceeds from sale of marketable securities and investments	1,071	—
Purchases of marketable securities and investments	(7)	(6)
Changes in restricted cash	—	319
Purchases of company-owned life insurance	—	(281)

Net cash used in investing activities	(1,309)	(3,656)
Financing activities
Payments made on long-term debt	—	(2,000)
Changes in book overdraft	(1)	57
Payments of debt financing costs	(13)	—
Payments on capital leases	(33)	(20)
Proceeds from exercise of stock options	43	122

Net cash used in financing activities	(4)	(1,841)
Effect of exchange rate changes on cash	32	1

Net change in cash and cash equivalents	(1,501)	1,289
Cash and cash equivalents, beginning of period	10,335	17,595

Cash and cash equivalents, end of period	$8,834	$18,884

Supplemental disclosure of non-cash investing and financing activities:
Accrued asset purchases	$1,717	$1,696
Property acquired under capital lease	—	32
Unrealized gain on investments	17	12
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$—	$3
Cash paid during the period for interest	218	569

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

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of March 31, 2012 and the consolidated results of operations and cash flows for the thirteen weeks ended March 31, 2012 and April 2, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company’s results of operations for the thirteen weeks ended March 31, 2012 are not necessarily indicative of those to be expected for the entire fiscal year. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 26, 2012.

Fiscal Periods

The Company’s fiscal year is based on a 52/53 week fiscal year ending on the Saturday closest to December 31. Quarterly periods are based on the thirteen weeks ending on the Saturday closest to the calendar quarter end date.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, but are not limited to, the valuation of investments, valuation of inventory, valuation of deferred tax assets and liabilities, valuation of intangible assets including goodwill, recoverability of software development costs, and share-based compensation expense that results from estimated grant date fair values and vesting of issued equity awards. Actual results could differ from these estimates.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value at March 31, 2012 and December 31, 2011 due to their short-term maturities. Marketable securities and investments are carried at fair value, as discussed below. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of our long-term debt under our credit facility approximates its carrying amount. Accordingly, financial instruments that are not measured at fair value include accounts receivable, accounts payable and debt. Refer to “Note 3 – Fair Value Measurements” for additional fair value information.

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

Marketable Securities and Investments

Marketable securities and investments are comprised of closed-end funds primarily invested in auction rate preferred securities (“ARPS”) and mutual funds. The underlying investments in ARPS are tax-exempt municipal bonds with maturities of thirty or more years, for which the interest rates are reset through a “Dutch auction” every seven days. In accordance with Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities (“ASC 320”) and based on the Company’s ability to market and sell these instruments, the Company classifies its ARPS as available-for-sale and carries them at fair value. Mutual funds are classified as short-term investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined. During 2008, the Company discounted the fair value of its investments in ARPS because of illiquidity in the market; however since that time, there has been an increase in liquidity which is evidenced by the majority of our ARPS being redeemed at par value as of March 31, 2012 (further described in Note 3 under the caption “Financial Assets Valued on a Recurring Basis”).

Other-Than-Temporary Impairment

All of the Company’s marketable securities and investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. No other-than-temporary impairment charges were recorded on any investments during the thirteen week period ended March 31, 2012 and April 2, 2011.

Inventory

Inventories consist of finished goods available-for-sale and are stated at the lower of cost or market value, determined using the first-in first-out method. The Company purchases inventory from suppliers both domestically and internationally, and routinely enters into supply agreements with U.S. based suppliers and its primary drop-ship vendors. The Company believes that its products are generally available from more than one supplier and seeks to maintain multiple sources for its products, both internationally and domestically. The Company primarily purchases products in bulk quantities to take advantage of quantity discounts and to assure inventory availability. Inventory is reported at the lower of cost or market, adjusted for slow moving, obsolete or scrap product. Inventory at March 31, 2012 and December 31, 2011 were $46.1 million and $52.2 million, respectively. Additionally, at March 31, 2012 and December 31, 2011, inventory included items in-transit to our warehouses, in the amount of $3.9 million and $9.6 million, respectfully.

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

Long-Lived Assets and Intangibles

The Company accounts for the impairment and disposition of long-lived assets, including intangibles subject to amortization, in accordance with ASC 360 Property, Plant and Equipment (“ASC 360”). Management assesses potential impairments whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will result when the carrying value exceeds the undiscounted cash flows estimated to result from the use and eventual disposition of the asset. Impairment losses will be recognized in operating results to the extent that the carrying value exceeds the discounted future cash flows estimated to result from the use and eventual disposition of the asset. We continually use judgment when applying these impairment rules to determine the timing of the impairment tests, undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. The reasonableness of our judgments could significantly affect the carrying value of our long-lived assets. The Company did not recognize any impairment losses on long-lived assets and intangibles during the thirteen weeks ended March 31, 2012 and April 2, 2011.

Goodwill and Indefinite-Lived Intangibles

The Company accounts for goodwill and indefinite-lived intangible assets in accordance with ASC 350- Intangibles – Goodwill and Other (“ASC 350”). Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually or more frequently if events or circumstances occur that would indicate a reduction in fair value. In addition, the Company identified a single reporting unit (the Company itself, refer to “Segment Data” below) in accordance with ASC 280-Segment Reporting. The Company’s annual testing date is October 31. The goodwill impairment test is a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount including goodwill. If the carrying amount exceeds the estimated fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Impairment losses will be recognized in operating results. ASC 350 also provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. During the thirteen weeks ended March 31, 2012 and April 2, 2011, there we no events or circumstances that indicated a possible reduction in our goodwill and indefinite-lived intangible asset fair values, accordingly, no such impairment loss was recognized for periods then ended.

Revenue Recognition

The Company recognizes revenue from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. The Company retains the risk of loss or damage during transit, therefore, revenue from product sales is recognized at the delivery date to customer, not upon shipment.

Revenue from sales of advertising is recorded when performance requirements of the related advertising program agreement are met.

The Company evaluates the criteria of ASC 605-45 – Revenue Recognition Principal Agent Considerations in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when the Company is the primary party obligated in a transaction, the Company is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded at gross.

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

Sales discounts are recorded in the period in which the related sale is recognized. Sales return allowances are estimated based on historical amounts and are recorded upon recognizing the related sales. Credits are issued to customers for returned products. No customer accounted for more than 10% of the Company’s net sales.

Cost of Sales

Cost of sales consists of the direct costs associated with procuring parts from suppliers and delivering products to customers. These costs include direct product costs offset by purchase discounts, outbound freight and shipping costs, warehouse supplies and warranty costs. Depreciation and amortization expenses are excluded from cost of sales and included in marketing, general and administrative and fulfillment expenses as noted below.

Warranty Costs

The Company or the vendors supplying it products provide the Company’s customers limited warranties on certain products that range from 30 days to lifetime. In most cases, the Company’s vendors are the party primarily responsible for warranty claims. Standard product warranties sold separately by the Company are recorded as deferred revenue and recognized ratably over the life of the warranty, ranging from one to five years. We also offer extended warranties that are imbedded in the price of selected branded products we sell. The product brands that include the extended warranty coverage are offered at three different service levels: (a) a five year unlimited product replacement, (b) a five year one-time product replacement, and (c) a three year one-time product replacement. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on each product’s historical return rate and historical warranty cost. The standard and extended warranty obligations are recorded as warranty liabilities, included in other current liabilities in the consolidated balance sheets.

Marketing

Marketing costs, including advertising, are expensed as incurred. The majority of marketing expense is paid to internet search engine service providers and internet commerce facilitators. Marketing expense also includes depreciation and amortization expense and share-based compensation expense.

General and Administrative

General and administrative expense consists primarily of administrative payroll and related expenses, merchant processing fees, legal and professional fees, and other administrative costs. General and administrative expense also includes depreciation and amortization expense and share-based compensation expense.

Fulfillment

Fulfillment expense consists primarily of payroll and related costs associated with warehouse employees and our purchasing group, facilities rent, building maintenance, depreciation and other costs associated with inventory management and wholesale operations. Fulfillment expense also includes share-based compensation expense.

Technology

Technology expense consists primarily of payroll and related expenses of our information technology personnel, the cost of hosting our servers, communications expenses and Internet connectivity costs, computer support and software development. Technology expense also includes share-based compensation expense.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC 718 Compensation – Stock Compensation. All stock options issued to employees are recognized as share-based compensation expense in the financial statements based on their respective grant date fair values, and are recognized within the statement of comprehensive income or loss as marketing, general and administrative, fulfillment or technology expense, based on employee departmental classifications.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. The Company currently uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards, with the exception of options granted containing market conditions, for which the Company estimates the fair value using a Monte Carlo model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes and Monte Carlo models is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.

The Company estimates volatility using our historical volatility and volatilities of similar public entities. Due to the limited period of time our equity shares have been publicly traded, we have not had sufficient historical market price data to provide a reasonable basis upon which to estimate volatility. The Company continues to analyze its own historical volatility and expects to incorporate it into the grant-date fair value calculations beginning the second quarter of fiscal 2012. The Company’s historical volatility is not expected to be materially different than the estimates applied to past award fair value calculations. The expected term of an award is based on combining historical exercise data with expected weighted time outstanding. Expected weighted time outstanding is calculated by assuming the settlement of outstanding awards is at the midpoint between the remaining weighted average vesting date and the expiration date. Prior to January 1, 2012, the expected life of an award was estimated using the “simplified” method as provided in ASC 718. Under this method, the expected life equals the arithmetic average of the vesting term and the original contractual term of the award. The Company used the simplified method as it did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate an expected term. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected life of awards. The dividend yield assumption is based on the Company’s expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures significantly differ from those estimates. The Company considers many factors when estimating expected forfeitures, including employee class, economic environment, and historical experience.

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

Other Income, net

Other income, net consists of miscellaneous income or expense such as gains/losses from disposition of assets, and interest income comprised primarily of interest income on investments.

Interest Expense

Interest expense consists primarily of interest expense on our outstanding loan balance, deferred financing cost amortization, and capital lease interest.

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

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of March 31, 2012, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.

Foreign Currency Translation

For each of the Company’s foreign subsidiaries, the functional currency is its local currency. Assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates. The effects of the foreign currency translation adjustments are included as a component of accumulated other comprehensive income in our consolidated balance sheets.

Comprehensive Loss

The Company reports comprehensive income or loss in accordance with ASC 220 Comprehensive Income. Accumulated other comprehensive income or loss, included in our consolidated balance sheets, includes foreign currency translation adjustments related to the Company’s foreign operations, and unrealized holding gains and losses from available-for-sale marketable securities and investments. The Company presents the components of net income or loss and other comprehensive income or loss, in our consolidated statements of comprehensive income or loss.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), an update to ASC Topic 820, Fair Value Measurement (“ASC 820”). The amendments in ASU 2011-04 are the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework and provide converged guidance on how to measure fair value and on what disclosures to provide about fair value measurements. While ASU 2011-04 is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”). However, some could change how the fair value measurement guidance in ASC 820 is applied. The Company adopted the provisions of ASU 2011-04 on January 1, 2012. The adoption did not have a material impact on the Company’s consolidated financial statements.

In June and December 2011, the FASB issued two ASU’s which amend guidance for the presentation of comprehensive income, an update to ASC Topic 220, Comprehensive Income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity has been eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. These ASU’s were adopted by the Company on January 1, 2012 and changed our financial statement presentation of comprehensive loss, to one continuous statement, but did not impact our net loss, financial position, or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company believes that the adoption will not have a material impact on the Company’s consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2 – Investments

As of March 31, 2012, the Company held the following securities and investments, recorded at fair value (in thousands):

(unaudited)	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Auction rate preferred securities in municipal and state agencies (1)	$2,100	$—	$(4)	$2,096
Mutual funds (2)	92	2	—	94

Total	$2,192	$2	$(4)	$2,190

As of December 31, 2011, the Company held the following securities and investments, recorded at fair value (in thousands):

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Auction rate preferred securities in municipal and state agencies (1)	$2,125	$—	$(21)	$2,104
Mutual funds (2)	1,011	114	—	1,125

Total	$3,136	$114	$(21)	$3,229

(1)

Auction rate preferred securities in municipal and state agencies have a maturity of 15 to 30 years and are classified as investments available-for-sale and recorded at fair value. As of March 31, 2012 and December 31, 2011, respectively, these securities were held in two tax-exempt municipal bonds managed under closed-end funds. At March 31, 2012, $1.8 million was classified as a short-term investment due to the full redemption at par value in April 2012. The remaining balances at March 31, 2012 and December 31, 2011 were classified as long-term investments. Refer to additional information in Note 3 under the caption “Financial Assets Valued on a Recurring Basis’’.

(2)

Mutual funds are classified as short-term investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.

Proceeds from the sale of available-for-sale securities and investments are disclosed separately in the accompanying consolidated statements of cash flow. For the thirteen weeks ended March 31, 2012, the Company recognized a realized loss of $4,000 from the sale of mutual funds. For the thirteen weeks ended April 2, 2011, there were no recognized realized gains or losses.

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

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Assets Valued on a Recurring Basis

As of March 31, 2012 and December 31, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s financial instruments, including cash, cash equivalents and investments. The Company measures the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs (in thousands):

	As of March 31, 2012
(unaudited)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$8,834	$8,834	$—	$—
Investments – mutual funds (2)	94	94	—	—
Investments – ARPS (3)	2,096	—	—	2,096

	$11,024	$8,928	$—	$2,096

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$10,335	$10,335	$—	$—
Investments – mutual funds (2)	1,125	1,125	—	—
Investments – ARPS (3)	2,104	—	—	2,104

	$13,564	$11,460	$—	$2,104

(1)

Cash equivalents consist primarily of money market funds and short-term investments with original maturity dates of three months or less at the date of purchase, for which the Company determines fair value through quoted market prices.

(2)

Investments consist of mutual funds, classified as short-term investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.

(3)

As of March 31, 2012, the Company had invested $2.1 million (par value) in ARPS, which were classified as available-for-sale securities and reflected at $2.1 million (fair value), which included an unrealized loss of $4,000. At March 31, 2012, $1.8 million was classified as a short-term investment due to the full redemption at par value in April 2012 (discussed further below). As of December 31, 2011, the Company had invested $2.1 million (par value) in ARPS, which were classified as long-term available-for-sale securities and reflected at $2.1 million (fair value), which included an unrealized loss of $21,000. The Company has included its investments related to ARPS in the Level 3 category.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Before utilizing Level 3 inputs in the fair value measurement of our ARPS, the Company considered significant Level 2 observable inputs of similar assets in active and inactive markets. The Company’s broker dealer received estimated market values from an independent pricing service as of June 30, 2008 and the anticipated future market for such investments. These investments consist solely of collateralized debt obligations supported by municipal and state agencies; do not include mortgage-backed securities or student loans; have redemption features that call for redemption at 100% of par value (originally totaling $7.8 million in 2008); and have a current credit rating of A or AAA. For the period from June 30, 2008 through March 31, 2012, the Company received redemptions at par value totaling $5.7 million, which included $25,000 during the quarter ended March 31, 2012. Additionally, in April 2012, the Company received another redemption at par value in the amount of $1.8 million, leaving $300,000 (par value) of ARPS in a single security. Based on information received from our investment advisor, the Company expects to redeem the remaining $300,000 (par value) in the near term. As of March 31, 2012, the Company has classified $1.8 million (fair value) within short-term investments and kept the remaining $297,000 (fair value) in long-term investments. As of December 31, 2011, we continued to classify our ARPS as long-term. The fact that there was not an active market to liquidate these investments was a determining factor in classifying them as Level 3. Due to the uncertainty with regard to the short-term liquidity of these securities, the Company determined that it could not rely on par value to represent fair value. Therefore, the Company has continued to estimate the fair values of these securities utilizing a discounted cash flow valuation model as of March 31, 2012. On a quarterly basis we evaluate the reasonableness of the significant unobservable inputs used in our ARPS fair value measurements. The valuation model used for our ARPS investments requires an evaluation of the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation the security will have a successful auction or market liquidity. These securities are also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company. Based on these factors, we assess the risk of realizing expected cash flows and we apply an estimated term and observable discount rate that reflects this risk. Based on the current information available, as discussed above, we have applied short-term factors in the fair value measurements of our ARPS as of March 31, 2012, including a one year term and 1.3% discount rate. Additionally, we believe the resulting aggregate fair value of our ARPS at March 31, 2012 would not be significantly impacted by any reasonable change to the unobservable inputs. There was no change in our valuation process during the thirteen weeks ended March 31, 2012.

As a result of the temporary declines in fair value for the Company’s ARPS, which the Company has generally attributed to liquidity issues rather than credit issues, the Company recorded an unrealized holding loss of $4,000 and $21,000 to accumulated other comprehensive income as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, to date, the Company continues to earn interest on all of its ARPS instruments. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, will continue to be recorded to accumulated other comprehensive income. If the Company determined that any decrease in the value of the instruments was other-than-temporary, it will record a charge to earnings as appropriate. The Company believes it has the ability to hold, and intends to continue to hold the remaining ARPS investments until fully redeemed.

During the thirteen weeks ended March 31, 2012 and April 2, 2011, there were no transfers into or out of Level 1, Level 2 or Level 3 assets. The following tables present the Company’s ARPS activity measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the thirteen weeks ended March 31, 2012 and April 2, 2011 (in thousands):

(unaudited)	Level 3 Investments
Balance as of December 31, 2011	$2,104
Redemption at par value	(25)
Unrealized gains included in other comprehensive income	17

Balance as of March 31, 2012	$2,096

(unaudited)	Level 3 Investments
Balance as of January 1, 2011	$4,141
Redemption at par value	—
Unrealized gains included in other comprehensive income	12

Balance as of April 2, 2011	$4,153

Non-Financial Assets Valued on a Non-Recurring Basis

The Company’s long-lived or indefinite-lived assets are measured at fair value on a non-recurring basis. These assets are measured at cost but are written-down to fair value, if necessary, as a result of impairment.

As of March 31, 2012, the Company’s long-lived and indefinite-lived assets did not indicate a potential impairment under the provisions of ASC 350 and ASC 360 and, as such, they were not measured at fair value. The Company did not

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognize any impairment losses on long-lived or indefinite-lived assets during the thirteen weeks ended March 31, 2012 and April 2, 2011. If such non-financial assets had been measured at fair value, they would be categorized in Level 3 of the fair value hierarchy, as the Company would be required to develop its own assumptions and analysis to determine if such non-financial assets were impaired.

Note 4 – Property and Equipment, Net

The Company’s fixed assets consisted of computer software (purchased and internally developed), machinery and equipment, furniture and fixtures, and vehicles, and are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable and amortizable assets to operations over their estimated service lives. Depreciation expense for the thirteen weeks ended March 31, 2012 and April 2, 2011 was $3.7 million and $3.0 million, respectively. The cost and related accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings.

Property and equipment consisted of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Land	$630	$630
Building	10,680	10,680
Machinery and equipment	13,610	13,429
Computer software (purchased and developed) and equipment	39,257	37,880
Vehicles	232	221
Leasehold improvements	2,166	2,122
Furniture and fixtures	1,271	1,244
Construction in process	3,754	2,467

	71,600	68,673
Less accumulated depreciation and amortization	(37,836)	(34,046)

Property and equipment, net	$33,764	$34,627

At March 31, 2012 and December 31, 2011, $1.5 million and $1.6 million, respectively, of the Company’s net property and equipment was located in the Philippines.

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

Note 5 – Goodwill and Intangibles

The Company evaluates goodwill for impairment on an annual basis or more frequently if events or circumstances occur that would indicate a reduction in fair value. As of October 31, 2011, the Company performed its annual impairment test and the excess of fair value estimates over carrying value for our reporting unit was approximately $50 million. Based on its analysis, there would have to be a 38% decrease in the estimated fair value of the reporting unit to fail step 1. As of March 31, 2012, there was no change to the Company’s reporting unit and no events or circumstances occurred that would indicate an impairment of goodwill based on the excess of estimated fair value over carrying value for our reporting unit.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying value of goodwill remained unchanged during the thirteen weeks ended March 31, 2012 (in thousands):

(unaudited)
Balance at December 31, 2011	$18,854
Change in goodwill	—

Balance at March 31, 2012	$18,854

As of March 31, 2012, the accumulated impairment loss on goodwill was $4.4 million (recorded in 2008).

During the thirteen weeks ended March 31, 2012, the Company incurred legal protection costs for certain domain and trade names of $16,000, which was allocated to intangible assets not subject to amortization. During the thirteen weeks ended April 2, 2011, the Company did not purchase or incur costs related to intangible assets.

The Company did not note events or changes in circumstances indicating that the carrying value of our intangible assets may not be recoverable during the thirteen weeks ended March 31, 2012 and April 2, 2011, therefore, no impairment loss was recognized on intangible assets as of the periods then ended.

Intangible assets subject to amortization are expensed on a straight-line basis, except for the internet platform intellectual property which was amortized on an accelerated basis. Amortization expense relating to intangible assets for the thirteen weeks ended March 31, 2012 and April 2, 2011 was $0.3 million and $1.6 million, respectively.

Intangibles, excluding goodwill, consisted of the following at March 31, 2012 and December 31, 2011 (in thousands):

		March 31, 2012			December 31, 2011
		(unaudited)
	Useful Life	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Intangible assets subject to amortization:
Websites	5 years	$2,035	$(1,103)	$932	$2,035	$(1,001)	$1,034
Internet platform intellectual property	10 months	—	—	—	4,300	(4,300)	—
Product design intellectual property	9 years	2,750	(493)	2,257	2,750	(416)	2,334
Customer relationships	4 years	2,050	(840)	1,210	2,050	(712)	1,338
Assembled workforce	7 years	490	(303)	187	481	(275)	206
Favorable lease	2.5 years	78	(66)	12	78	(56)	22

Sub-Total		7,403	(2,805)	4,598	11,694	(6,760)	4,934
Intangible assets not subject to amortization:
Domain and trade names	Indefinite life	5,066	—	5,066	5,050	—	5,050

Total		$12,469	$(2,805)	$9,664	$16,744	$(6,760)	$9,984

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the future estimated annual amortization expense for these assets over the next five years, as of March 31, 2012 (in thousands):

(unaudited)
2013	$1,335
2014	1,250
2015	672
2016	306
2017	306
Thereafter	729

Total	$4,598

Note 6 – Borrowings

In August 2010, the Company executed a Loan and Security Agreement (the “Loan Agreement”) and other definitive documentation for a $35 million secured credit facility (the “Facility”). Silicon Valley Bank was the lender under the Facility. The Facility was comprised of a term loan in the original principal amount of $25 million and a revolving line of credit with availability up to $10 million. The Facility had a final maturity date of June 30, 2014, and borrowings under the Facility were interest bearing, at the election of the Company, at LIBOR (with a floor of 1.25%) plus a margin from 2.00% to 3.00% per annum, or at the Wall Street Journal Prime Rate plus a margin from 1.00% to 2.00% per annum, based upon the Company’s maximum funded debt ratio. An unused revolving line fee of 0.375% per annum was payable on the undrawn committed amount of the revolving line of credit. Interest on outstanding borrowings under the term loan and the revolving line of credit was payable no less than quarterly and the outstanding principal of the term loan was amortized over four years and payable quarterly, with any outstanding amount under the Facility to be paid in full on the final maturity date. Borrowings under the Facility were secured by liens over all assets of the Company, including shares of stock in each of the Company’s subsidiaries.

The Loan Agreement required the Company to comply with a number of restrictive covenants, including financial covenants related to maximum funded debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined, liquidity, and consolidated fixed charge coverage ratios; negative pledge requirements; requirements to deliver quarterly and annual consolidated financial statements; requirements to maintain adequate insurances; prohibitions on changes in the business and disposition of the Company’s assets; and other customary covenants. The Company and Silicon Valley Bank entered into three amendments to the Loan Agreement through December 2011. During March 2012, the Company determined it was probable that the consolidated fixed charge coverage ratio would not be in compliance with the required 1.50:1.00 minimum level for the quarter ending March 31, 2012. This determination was made during the Company’s monitoring of their covenants, which includes monthly calculations of consolidated EBITDA projected to quarter end. As a result, on March 23, 2012, the Company and Silicon Valley Bank entered into a fourth amendment, which reduced the required consolidated fixed charge coverage ratio to a minimum of 1.00:1:00 for the one quarter ending March 31, 2012 and to 1.25:1.00 for each quarter ending thereafter.

At March 31, 2012, the LIBOR rate and the margin were 1.25% (floor rate) and 2.50% per annum, respectively. The Company had no borrowings on the revolving line of credit at March 31, 2012 and December 31, 2011. The remaining term loan balance was $17.9 million as of March 31, 2012 and was scheduled for repayment through June 2014. The Facility was repaid in full in April 2012 with a revolving loan arrangement, accordingly, the Company has classified the outstanding balance as current debt at March 31, 2012.

As of March 31, 2012, the Company had a capital lease obligation of $139,000.

On April 26, 2012, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A., as sole lender and administrative agent entered into a Credit Agreement, dated as of April 26, 2012 (the “Credit Agreement”). The Credit Agreement provides for a revolving commitment in an aggregate principal amount of up to $40,000,000 (the “Credit Facility”), which is subject to a borrowing base derived from certain receivables, inventory, property and pledged cash. The Credit Facility matures on April 26, 2017. The Company used the proceeds of the loans borrowed on the closing date to repay in full its existing credit facility with Silicon Valley Bank. In connection with the early payoff of our existing credit facility, the Company incurred a prepayment fee in the amount of $166,000.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.50%, or (b) a “base rate” minus an applicable margin of 0.50%. Each applicable

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

margin as set forth in the prior sentence is subject to increase or decrease by 0.25% per annum based upon the Company’s fixed charge coverage ratio. Interest-only payments are due monthly, bi-monthly or quarterly depending on the loan rate selected. A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.20% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than $6,000,000 at any time, as defined, and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $7,000,000 at all times.

Certain of the Company’s domestic subsidiaries are co-borrowers (together with the Company, the “Borrowers”) under the Credit Agreement, and certain other domestic subsidiaries are guarantors (the “Guarantors” and, together with the Borrowers, the “Loan Parties”) under the Credit Agreement. The Borrowers and the Guarantors are jointly and severally liable for the Borrowers’ obligations under the Credit Agreement. The Loan Parties’ obligations under the Credit Agreement are secured, subject to customary permitted liens and certain exclusions, by a perfected security interest in (a) all tangible and intangible assets and (b) all of the capital stock owned by the Loan Parties (limited, in the case of foreign subsidiaries, to 65% of the capital stock of such foreign subsidiaries). The Borrowers may voluntarily prepay the loans at any time without payment of a premium. The Borrowers are required to make mandatory prepayments of the loans (without payment of a premium) with net cash proceeds received upon the occurrence of certain “prepayment events,” which include certain sales or other dispositions of collateral, certain casualty or condemnation events, certain equity issuance or capital contributions, and the incurrence of certain debt. The Borrowers have the right to increase the revolving commitments up to and above $60,000,000. Borrowers may make a maximum of three such requests in a minimum amount of $5,000,000 each. Upon approval of such an increase, the aggregate revolving commitment amount will be revised and the Credit Agreement amended as appropriate.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, fundamental changes, investments, dispositions, prepayment of other indebtedness, mergers, and dividends and other distributions. The Credit Agreement also contains a financial covenant that requires the Company and its subsidiaries (on a consolidated basis) to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. Events of default under the Credit Agreement include: failure to timely make payments due under the Credit Agreement; material misrepresentations or misstatements under the Credit Agreement and other related agreements; failure to comply with covenants under the Credit Agreement and other related agreements; certain defaults in respect of other material indebtedness; insolvency or other related events; certain defaulted judgments; certain ERISA-related events; certain security interests or liens under the loan documents cease to be, or are challenged by the Company or any of its subsidiaries as not being, in full force and effect; any loan document or any material provision of the same ceases to be in full force and effect; and certain criminal indictments or convictions of any Loan Party.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7 – Stockholders’ Equity and Share-Based Compensation

Common Stock

The Company has 100,000,000 shares of common stock authorized. We have never paid cash dividends on our common stock. The following issuances of common stock were made during the thirteen weeks ended March 31, 2012:

•	The Company issued 20,000 shares of common stock from option exercises under the 2007 Omnibus Plan, as discussed below.

Share-Based Compensation Plan Information

The Company adopted the 2007 Omnibus Incentive Plan (the “2007 Omnibus Plan”) in January 2007, which became effective on the effective date (February 8, 2007) of the registration statement filed in connection with the Company’s initial public offering. Options granted under the 2007 Omnibus Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must be equal to 100% of the fair market value on the date of grant. The 2007 Omnibus Plan provides for automatic grant of options to purchase common stock to non-employee directors. At March 31, 2012, 2,100,987 shares were available for future grants under the 2007 Omnibus Plan.

The following table summarizes the Company’s stock option activity under the 2007 Omnibus Plan for the thirteen weeks ended March 31, 2012:

(unaudited)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2011	5,526,090	$4.51	6.95
Granted	450,000	$4.54
Exercised	(20,000)	$2.14
Expired	(65,000)	$7.34
Forfeited	(100,000)	$7.80

Options outstanding, March 31, 2012	5,791,090	$4.43	7.15	$3,185,000
Options exercisable, March 31, 2012	3,803,537	$4.02	6.30	$2,608,000

The weighted-average fair value of options granted during the thirteen weeks ended March 31, 2012 was $2.27 per share.

The intrinsic value of stock options at the date of the exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During the thirteen weeks ended March 31, 2012, the total intrinsic value of the exercised options was $52,000. Aggregate Intrinsic Value (in the table) is calculated as the difference between the exercise price of underlying awards and the fair value price of the Company’s common stock for options that were in-the-money as of March 31, 2012.

Under the 2007 Omnibus Plan, the Company had $2.6 million of unrecognized share-based compensation expense related to stock options outstanding as of March 31, 2012, which expense is expected to be recognized over a weighted-average period of 2.70 years.

The Company adopted the 2007 New Employee Incentive Plan (the “2007 New Employee Plan”) in October 2007. Under the 2007 New Employee Plan, the Company is authorized to issue 2.0 million shares of common stock under various instruments solely to new employees. Options granted under the 2007 New Employee Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must not be less than 100% of the fair market value on the date of grant. As of March 31, 2012, 1,250,000 options were outstanding, 1,158,333 were exercisable and 750,000 shares were available for future grants, under the 2007 New Employee Plan. There was no activity under the 2007 New Employee Plan during the thirteen weeks ended March 31, 2012. Under the 2007 New Employee Plan, the Company had $19,000 of unrecognized share-based compensation expense related to stock options outstanding as of March 31, 2012, which expense is expected to be recognized over a weighted-average period of 0.88 years.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company adopted the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) in March 2006. All stock options to purchase common stock granted to employees in 2006 were granted under the 2006 Plan and had exercise prices equal to the fair value of the underlying stock, as determined by the Company’s Board of Directors on the applicable option grant date. After fiscal 2008, no shares have been available for future grants under the 2006 Plan. As of March 31, 2012, 672,628 options were outstanding and exercisable, under the 2006 Plan. Under the 2006 Plan, the Company has fully recognized share-based compensation expense related to the 2006 Plan stock options outstanding as of March 31, 2012.

Warrants

On May 5, 2009, the Company issued warrants to purchase up to 30,000 shares of common stock at an exercise price of $2.14 per share, which warrants terminate seven years after their grant date. The warrants were issued in connection with the financial advisory services provided by a consultant to the Company. The warrants vest in thirty-six equal monthly increments of 833 shares each on the last calendar day of each calendar month commencing May 5, 2009. The grant date fair value of these warrants issued on May 5, 2009 was $1.09 per share. Accordingly, these non-employee equity instruments are re-measured as they vest over the requisite service period. The re-measured fair value of these warrants was $2.50 per share as of March 31, 2012.

On April 27, 2010, the Company issued additional warrants to purchase up to 20,000 shares of common stock at an exercise price of $8.32 per share, to the same holder in connection with the financial advisory services provided to the Company. The warrants terminate seven years after their grant date. The warrants vest in twenty-four equal monthly increments of 833 shares each on the last calendar day of each calendar month commencing April 27, 2010. The grant date fair value of the additional warrants issued on April 27, 2010 was $2.12 per share. Accordingly, these non-employee equity instruments are re-measured as they vest over the requisite service period. The re-measured fair value of these warrants was $1.42 per share as of March 31, 2012.

The Company determined the fair value of the warrants at the date of grant, and upon the re-measurement dates, using the Black-Scholes option pricing model based on the fair value of the underlying common stock, the exercise price, remaining contractual term, risk-free rate and expected volatility. No warrants were exercised during the thirteen weeks ended March 31, 2012. As of March 31, 2012, warrants for 50,000 shares of common stock were outstanding, of which, 48,333 were exercisable. Aggregate intrinsic value of exercisable warrants was $42,000 as of March 31, 2012, which was calculated as the difference between the exercise price of underlying awards and the fair value price of the Company’s common stock for warrants that were in-the-money. Total warrants share-based compensation expense recognized during the thirteen weeks ended March 31, 2012 and April 2, 2011, amounted to $10,000 and $14,000, respectively. The Company had $4,000 of unrecognized share-based compensation expense related to warrants outstanding as of March 31, 2012, which expense is expected to be recognized during the second quarter of fiscal 2012.

Performance Stock Options

No performance options were granted during the thirteen weeks ended March 31, 2012. One previously granted performance option was adjusted to reflect the performance goals not being met at the end of the requisite service period. Accordingly, $105,000 of previously recognized share-based compensation expense was reversed during the thirteen weeks ended March 31, 2012.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation Expense

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for each of the thirteen week periods ended:

(unaudited)	March 31, 2012	April 2, 2011
Expected life	5.73 years	6.25 years
Risk-free interest rate	1.2%	2.3% – 2.6%
Expected volatility	52%	50%
Expected dividend yield	0%	0%

The Company recognized share-based compensation expense of $0.6 million and $0.7 million during the thirteen weeks ended March 31, 2012 and April 2, 2011, respectively. Share-based compensation, from options, warrants and stock awards, is included in our consolidated statements of comprehensive loss as follows:

(unaudited)	Thirteen Weeks Ended March 31, 2012	Thirteen Weeks Ended April 2, 2011
Marketing expense	$44	$160
General and administrative expense	422	376
Fulfillment expense	93	85
Technology expense	25	60

Total share-based compensation expense	$584	$681

Under ASC 718, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures significantly differ from those estimates. Our estimated forfeiture rates are calculated based on actual historical forfeitures experienced under our equity plans. In the first quarter of fiscal 2012, the Company performed a periodic review of the estimated forfeiture rates and determined an increase to the existing forfeiture rates was required. Accordingly, the Company updated the forfeiture rates from 10% to 18%, to 16% to 34% during quarter ended March 31, 2012. This increase was primarily attributed to higher terminations in the non-executive employee group than was previously expected.

There was $2.6 million, net of estimated forfeitures of approximately $3.1 million, of unrecognized compensation expense related to stock options and warrants as of March 31, 2012, which expense is expected to be recognized over a weighted-average period of 2.62 years.

Note 8 – Net Loss Per Share

Net loss per share has been computed in accordance with ASC 260 Earnings per Share. The following table sets forth the computation of basic and diluted net loss per share:

(unaudited)	Thirteen Weeks Ended March 31, 2012	Thirteen Weeks Ended April 2, 2011
Net Loss Per Share
Numerator:
Net loss	$(788)	$(245)
Denominator:
Weighted-average common shares outstanding (basic)	30,638,320	30,450,078
Common equivalent shares from common stock options and warrants	—	—

Weighted-average common shares outstanding (diluted)	30,638,320	30,450,078
Basic and diluted net loss per share	$(0.03)	$(0.01)

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The anti-dilutive securities, which are excluded from the calculation of diluted earnings per share due to the Company’s stock price, are as follows:

(unaudited)	Thirteen Weeks Ended March 31, 2012	Thirteen Weeks Ended April 2, 2011
Common stock warrants	20,000	—
Options to purchase common stock	4,365,001	1,200,240

Total	4,385,001	1,200,240

Additionally, 932,832 and 1,757,070 dilutive common equivalent warrant and option shares have been excluded from the calculation of dilutive earnings per share because of their anti-dilutive effect on the net loss per share for the thirteen months ended March 31, 2012 and April 2, 2011, respectively.

Note 9 – Income Taxes

As discussed in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations”, the Company applies the current U.S. GAAP on accounting for uncertain tax positions, which prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has greater than 50 percent likelihood of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of March 31, 2012, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2007-2011 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2009-2011 remain open. The Company does not anticipate a significant change to the amount of unrecognized tax benefits within the next twelve months.

For the thirteen weeks ended March 31, 2012 and April 2, 2011, the effective tax rate for the Company was (18.7)% and (10.0)%, respectively. The Company’s effective tax rate for the thirteen weeks ended March 31, 2012 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses and the increase in deferred tax liabilities related to tax deductible indefinite-lived intangible assets, as well as tax expense incurred outside of the U.S. The Company’s effective tax rate for the thirteen weeks ended April 2, 2011 differed from the U.S. federal statutory rate primarily as a result of the recording of further valuation allowance against the pre-tax losses and state taxes due to law changes that resulted in additional tax expense on the Company’s deferred tax liabilities.

Note 10 – Commitments and Contingencies

Facilities Leases

The Company’s corporate headquarters and warehouse facilities are located in Carson, California. As of March 31, 2012, we maintained multiple separate leases for the Carson, California facilities. Our primary facilities are under one sublease agreement with an initial five year term through October 2016, and optional renewals through January 2020. The Company also leases warehouse space in Chesapeake, Virginia under an agreement scheduled to expire June 2016. We also lease office and warehouse space in Independence, Ohio under an agreement through January 2013, with two five-year renewal options. The Company’s Philippines subsidiary leases office space under a sixty-three month agreement through May 2015, renewable for an additional sixty months through April 2020.

Facility rent expense for the thirteen weeks ended March 31, 2012 and April 2, 2011, was $583,000 and $687,000, respectively.

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

Parts Geek Litigation. In June 2009, the Company filed suit in the United States District Court for the Central District of California against Parts Geek LLC (“Parts Geek”), certain of its members and employees for misappropriation of trade secrets, breach of contract and unfair competition and requesting monetary damages and injunctive relief, and Parts Geek filed an answer in August 2009. In January 2010, the complaint was amended to include claims for copyright infringement and to add Lucas Thomason, a former employee, as an additional party. Parts Geek filed an answer and counterclaims to the amended complaint in February 2010. Each party filed a motion for summary judgment requesting that the Court rule on all claims made in this matter without sending the matter to a jury. In June 2010, the Court ruled on all claims in the matter, denying the Company’s claims against Parts Geek and Lucas Thomason and denying Parts Geek’s claims against the Company. The judge additionally denied Parts Geek’s counterclaims against the Company. Parts Geek and Lucas Thomason petitioned the Court to order the Company to pay their legal fees and costs, the Court ordered the Company to do so and in August 2010 all parties stipulated that approximately $1.1 million of legal fees and costs would be owed to Parts Geek and Lucas Thomason should the Company lose its appeal or win its appeal and lose in trial. A bond has been posted to guarantee payment of $1.1 million plus interest, at a cost of approximately $0.02 million to the Company. The Company is not required to pay the fees and costs at this time; they would be due if the Company loses its appeal and determines to not appeal beyond the 9th Circuit Court of Appeals, or if the Company wins on appeal but loses at trial once the case is remanded to the trial court and, in accordance with ASC 450-20 Loss Contingencies (“ASC 450-20”), the Company has not accrued for these fees and costs. The Company filed an appeal and filed its initial brief on January 21, 2011. The reply brief was filed March 21, 2011. The appeal has been fully briefed by all parties and oral argument before the 9th Circuit Court of Appeals occurred on March 6, 2012. The ruling on the appeal by the 9th Circuit Court of Appeals is pending. The Company has analyzed this matter in accordance with ASC 450-20 and, in accordance with the definition of probable loss described therein, it has concluded that no accrual is necessary at this time. In addition, the Company believes that any reasonably possible losses which may be incurred would not be material to the financial statements as a whole.

Asbestos. A wholly-owned subsidiary of the Company, Automotive Specialty Accessories and Parts, Inc. and its wholly-owned subsidiary Whitney Automotive Group, Inc. (referred to as “WAG”), are named defendants in several lawsuits involving claims for damages caused by installation of brakes during the late 1960’s and early 1970’s that contained asbestos. WAG marketed certain brakes, but did not manufacture any brakes. WAG maintains liability insurance coverage to protect its and the Company’s assets from losses arising from the litigation and coverage is provided on an occurrence rather than a claims made basis, and the Company is not expected to incur significant out-of-pocket costs in connection with this matter that would be material to its consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11 – Employee Retirement Plan and Deferred Compensation Plan

Effective February 17, 2006, the Company adopted a 401(k) defined contribution retirement plan covering all full time employees who have completed one month of service. The Company may, at its sole discretion, match fifty cents per dollar up to 6% of each participating employee’s salary. The Company’s contributions vest in annual installments over three years. Discretionary contributions made by the Company totaled $79,000 and $90,000 during the thirteen weeks ended March 31, 2012 and April 2, 2011, respectively.

In January 2010, the Company adopted the U.S. Auto Parts Network, Inc. Management Deferred Compensation Plan (the “Deferred Compensation Plan”), for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 90% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by the Company through the purchase of Company-owned life insurance policies with the Company (employer) as the owner and beneficiary, in order to preserve the tax-deferred savings advantages of a non-qualified plan. The plan assets are the cash surrender value of the Company-owned life insurance policies and not associated with the deferred compensation liability. The deferred compensation liabilities (consisting of employer contributions, employee deferrals and associated earnings and losses) are general unsecured obligations of the Company. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company may at its discretion contribute certain amounts to eligible employee accounts. In January 2010, the Company began to contribute 50% of the first 2% of participants’ eligible contributions into their Deferred Compensation Plan accounts. In September 2010, the Company established and transferred its ownership to a rabbi trust to hold the Company-owned life insurance policies. As of March 31, 2012, the assets and associated liabilities of the Deferred Compensation Plan were $0.5 million and $0.5 million, respectively, and are included in other non-current assets and other non-current liabilities in our consolidated balance sheets. As of December 31, 2011, the assets and associated liabilities of the Deferred Compensation Plan were $0.5 million and $0.4 million and are included in other non-current assets and other non-current liabilities, respectively, in our consolidated balance sheets. As of March 31, 2012, the associated liabilities mainly include the employee contributions of $0.4 million and the Company contributions of $81,000. For the thirteen weeks ended March 31, 2012, included in other income, the Company recorded a gain of $35,000 for the change in the cash surrender value of the Company-owned life insurance policies. For the thirteen weeks ended April 2, 2011, included in other income, the Company recorded a net gain of $11,000 for the change in the cash surrender value of the Company-owned life insurance policies.

Note 12 – Subsequent Event

On April 26, 2012, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A., as sole lender and administrative agent entered into a Credit Agreement, dated as of April 26, 2012. The Credit Agreement provides for a revolving commitment in an aggregate principal amount of up to $40,000,000, which is subject to a borrowing base derived from certain receivables, inventory, property and pledged cash. The credit arrangement matures on April 26, 2017. The Company used the proceeds of the loans borrowed on the closing date to repay in full its existing credit facility. See “Note 6 — Borrowings” for additional information.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2011 and subsequent reports on Forms 10-Q and 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth below in Part II, Item 1A, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, results of operations and financial condition in the future. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

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

Our History. We were formed in Delaware in 1995 as a distributor of aftermarket auto parts and launched our first website in 2000. We rapidly expanded our online operations, increasing the number of SKUs sold through our e-commerce network, adding additional websites, improving our Internet marketing proficiency and commencing sales in online marketplaces. Additionally, in August 2010, through our acquisition of Automotive Specialty Accessories and Parts, Inc. and its wholly-owned subsidiary Whitney Automotive Group, Inc. (referred to herein as “WAG”), we expanded our product-lines and increased our customer reach in the do-it-yourself (“DIY”) automobile and off-road accessories market (see “Acquisitions” below). As a result, our business has grown since 2000, generating net sales of $327.1 million for the fiscal year ended December 31, 2011.

International Operations. In April 2007, we established offshore operations in the Philippines. Our offshore operations allow us to access a workforce with the necessary technical skills at a significantly lower cost than comparably experienced U.S.-based professionals. Our offshore operations are responsible for a majority of our website development, catalog management, and back office support. Our offshore operations also house our main call center. We had 1,035 employees in the Philippines as of March 31, 2012. In addition to our operations in the Philippines, we have a Canadian subsidiary to facilitate sales of our products in Canada; the subsidiary has no distribution center or employees. We also ship parts directly to Canada and through a freight forwarding partner throughout the world. In 2011, we shipped auto parts to over 160 different countries. We believe that the cost advantages of our offshore operations provide us with the ability to grow our business in a cost-effective manner, and we expect to continue to add headcount and infrastructure to our offshore operations.

Acquisitions. From time to time, we may acquire certain businesses, websites, domain names, or other assets. In August 2010, Go Fido, Inc., a wholly-owned subsidiary of ours, completed the purchase of all of the outstanding capital stock of WAG. WAG’s Midwest facility expanded our distribution network and the merchandise WAG offers extended our go-to market product-lines into all terrain vehicles, recreational vehicles and motorcycles, as well as provides us with deep product knowledge into niche segments like Jeep, Volkswagen and trucks. This expansion of our product line increases our customer reach in the DIY automobile and off-road accessories market. The Company believes that the combination of WAG’s established brands and focus on the customer experience, coupled with the Company’s capacity to compete online, creates opportunity for growth. Related to the WAG acquisition, the Company has incurred acquisition and integration related costs of $7.4 million for the fiscal year ended December 31, 2011. These costs included one-time contract cancellation costs of $1.5 million that the Company recorded in September 2011, for terminating WAG’s sublease agreement related to its former corporate offices located in Chicago, Illinois. No significant integration costs are anticipated after fiscal 2011, as such the majority of the acquisition and integration related costs have been paid as of December 31, 2011. We may pursue additional acquisition opportunities in the future to increase our share of the aftermarket auto parts market or expand our product offerings.

Executive Summary

The Company reported net sales for the first quarter ended March 31, 2012 (“Q1 2012”) of $87.4 million compared with the first quarter ended April 2, 2011 (“Q1 2011”) net sales of $87.0 million, an increase of 0.5% over Q1 2011 net sales. Q1 2012 net loss was $0.8 million or $0.03 per share, compared with Q1 2011 net loss of $0.2 million or $0.01 per share. The Company generated Adjusted EBITDA (EBITDA plus current period’s stock compensation, legal costs to enforce intellectual property rights, and restructuring expenses related to acquisition) of $4.2 million for Q1 2012 compared to $6.7 million for Q1 2011, a decrease of 36.8% over Q1 2011. Adjusted EBITDA is presented because such measure is used by rating agencies, securities analysis, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income as an indicator of the Company’s operating performance or as an alternative to cash flows as measures of the Company’s overall liquidity as presented in the Company’s consolidated financial statements. Further, the Adjusted EBITDA measure shown for the Company may not be comparable to similarly titled measures used by other companies.

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

The tables below reconcile net loss to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended March 31, 2012	Thirteen Weeks Ended April 2, 2011
Net loss	$(788)	$(245)
Interest expense, net	199	264
Income tax provision	124	18
Amortization of intangibles	340	1,627
Depreciation and amortization	3,747	3,003

EBITDA	3,622	4,667

Share-based compensation	584	681
Legal costs to enforce intellectual property rights	—	71
Restructuring costs	—	1,233

Adjusted EBITDA	$4,206	$6,652

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

Cost of Sales. Cost of sales consists of the direct costs associated with procuring parts from suppliers and delivering products to customers. These costs include product costs offset by purchase discounts, outbound freight and shipping costs, warehouse supplies and warranty costs. Depreciation and amortization expenses are excluded from cost of sales and included in marketing, general and administrative and fulfillment expenses as noted below.

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

Fulfillment Expense. Fulfillment expense consists primarily of payroll and related costs associated with our warehouse employees and our purchasing group, facilities rent, building maintenance, depreciation and other costs associated with inventory management and our wholesale operations. Fulfillment expense also includes share-based compensation expense.

Technology Expense. Technology expense consists primarily of payroll and related expenses of our information technology personnel, the cost of hosting our servers, communications expenses and Internet connectivity costs, computer support and software development. Technology expense also includes share-based compensation expense.

Amortization of Intangibles. Amortization of intangibles consists of the amortization expense associated with our definite-lived intangible assets.

Other Income, net. Other income, net consists of miscellaneous income or expense such as gains/losses from disposition of assets, and interest income comprised primarily of interest income on investments.

Interest Expense. Interest expense consists primarily of interest expense on our outstanding loan balances, deferred financing cost amortization, and capital lease interest.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, costs and expenses, as well as the disclosure of contingent assets and liabilities and other related disclosures. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and we include any revisions to our estimates in our results for the period in which the actual amounts become known.

Our critical accounting policies are included in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations” of the Notes to Consolidated Financial Statements, included above in Part I, Item 1 of this report. There were no significant changes to our critical accounting policies during the thirteen weeks ended March 31, 2012.We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations:

•	Revenue Recognition;

•	Fair Value of Financial Instruments and other Fair Value Measurements;

•	Inventory;

•	Website and Software Development Costs;

•	Long-Lived Assets and Intangibles;

•	Goodwill and Indefinite-Lived Intangibles;

•	Share-Based Compensation; and

•	Income Taxes.

Recent Accounting Pronouncements

See “Note 1 – Summary of Significant Accounting Policies and Nature of Operations – Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements, included above in Part I, Item 1 of this report.

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended March 31, 2012	Thirteen Weeks Ended April 2, 2011
Net sales	100.0%	100.0%
Cost of sales	69.5	65.0

Gross profit	30.5	35.0
Operating expenses:
Marketing	15.4	15.6
General and administrative	6.7	9.5
Fulfillment	6.8	5.8
Technology	1.8	2.2
Amortization of intangibles	0.4	1.9

Total operating expenses	31.1	35.0

(Loss) income from operations	(0.6)	—
Other income (expense):
Other income, net	—	—
Interest expense	(0.2)	(0.3)

Total other expense	(0.2)	(0.3)

Loss before income taxes	(0.8)	(0.3)
Income tax provision	0.1	—

Net loss	(0.9)%	(0.3)%

Thirteen Weeks Ended March 31, 2012 Compared to the Thirteen Weeks Ended April 2, 2011

Net Sales and Gross Margin

	Thirteen Weeks Ended March 31, 2012	Thirteen Weeks Ended April 2, 2011	$ Change	% Change
	(in thousands)
Net sales	$87,436	$86,978	$458	0.5%
Cost of sales	60,808	56,562	4,246	7.5%

Gross profit	$26,628	$30,416	$(3,788)	(12.5)%
Gross margin	30.5%	35.0%		(4.5)%

Net sales increased $0.5 million, or 0.5%, for Q1 2012 compared to Q1 2011. Our Q1 2012 net sales consisted of online sales, representing 93.4% of the total (compared to 93.9% in Q1 2011) and offline sales, representing 6.6% of the total (compared to 6.1% in Q1 2011). The net sales increase was primarily due to an increase of $0.4 million, or 8.1%, in offline sales, which consist of our Kool-Vue™ and wholesale operations. Our online sales were moderately higher primarily due to an increase in visitors and orders, partially offset by lower conversion, revenue capture and average order value. Our online sales consist of our e-commerce, online marketplace sales channels and online advertising. Our e-commerce channel includes our e-commerce websites supported by our call-center sales agents who generate cross-sell and up-sell opportunities. Our online marketplaces consist primarily of auction and other third-party websites. Online advertising is sold on our e-commerce websites.

Gross profit decreased 12.5% in Q1 2012 compared to Q1 2011. Gross margin declined 4.5% to 30.5% in Q1 2012 compared to 35.0% in Q1 2011. Gross margin was unfavorably impacted by increased competition in the marketplace and higher freight expenses, partially offset by a higher sales mix of our private label business.

Marketing Expense

	Thirteen Weeks Ended March 31, 2012	Thirteen Weeks Ended April 2, 2011	$ Change	% Change
	(in thousands)
Marketing expense	$13,450	$13,585	$(135)	(1.0)%
Percent of net sales	15.4%	15.6%		(0.2)%

Total marketing expense decreased $0.1 million, or 1.0%, for Q1 2012 compared to Q1 2011. Online advertising expense, which includes catalog costs, was $6.1 million, or 7.4% of online sales for Q1 2012 compared to $7.1 million, or 8.7% of online sales for Q1 2011. Marketing expense, excluding online advertising, was $7.4 million, or 8.4% of net sales for Q1 2012 compared to $6.5 million, or 7.5% of net sales for Q1 2011. Online advertising expense decreased primarily due to reduced catalog advertising costs, while our more substantial non-catalog online adverting expenses (including listing and placement fees paid to commercial and search engine websites such as eBay, Google and MSN) remained relatively flat quarter over quarter. Marketing expenses, excluding online advertising, increased primarily due to higher amortization costs related to software deployments.

General and Administrative Expense

	Thirteen Weeks Ended March 31, 2012	Thirteen Weeks Ended April 2, 2011	$ Change	% Change
	(in thousands)
General and administrative expense	$5,870	$8,236	$(2,366)	(28.7)%
Percent of net sales	6.7%	9.5%		(2.8)%

General and administrative expense decreased $2.4 million, or 28.7%, for Q1 2012 compared to Q1 2011, due to $1.2 million in WAG restructuring costs from Q1 2011 compared to none in Q1 2012, lower depreciation and amortization expense and lower payroll expenses.

Fulfillment Expense

	Thirteen Weeks Ended March 31, 2012	Thirteen Weeks Ended April 2, 2011	$ Change	% Change
	(in thousands)
Fulfillment expense	$5,918	$5,007	$911	18.2%
Percent of net sales	6.8%	5.8%		1.0%

Fulfillment expense increased $0.9 million, or 18.2%, for Q1 2012 compared to Q1 2011, due to higher depreciation and amortization expense from software deployments.

Technology Expense

	Thirteen Weeks Ended March 31, 2012	Thirteen Weeks Ended April 2, 2011	$ Change	% Change
	(in thousands)
Technology expense	$1,536	$1,938	$(402)	(20.7)%
Percent of net sales	1.8%	2.2%		(0.4)%

Technology expense decreased $0.4 million, or 20.7%, for Q1 2012 compared to Q1 2011, primarily due to lower consulting and computer support expenses.

Amortization of Intangibles

	Thirteen Weeks Ended March 31, 2012	Thirteen Weeks Ended April 2, 2011	$ Change	% Change
	(in thousands)
Amortization of intangibles	$340	$1,627	$(1,287)	(79.1)%
Percent of net sales	0.4%	1.9%		(1.5)%

Amortization of intangibles decreased by $1.3 million, or 79.1%, for Q1 2012 compared to Q1 2011. While the year over year asset base remained relatively consistent, the decrease is primarily due to certain acquired intangibles that reached the fully amortized stage during fiscal 2011.

Total Other Expense, Net

	Thirteen Weeks Ended March 31, 2012	Thirteen Weeks Ended April 2, 2011	$ Change	% Change
	(in thousands)
Total other expense, net	$(178)	$(250)	$(72)	(28.8)%
Percent of net sales	(0.2)%	(0.3)%		(0.1)%

Total other expense, net decreased $0.1 million, or 28.8%, for Q1 2012 compared to Q1 2011, due to a decrease in interest expense in connection with the Company’s debt level.

Income Tax Provision

	Thirteen Weeks Ended March 31, 2012	Thirteen Weeks Ended April 2, 2011	$ Change	% Change
	(in thousands)
Income tax provision	$124	$18	$106	588.9%
Percent of net sales	0.1%	—%		0.1%

For the thirteen weeks ended March 31, 2012 and April 2, 2011, the effective tax rate for the Company was (18.7)% and (10.0)%, respectively. The Company’s effective tax rate for the thirteen weeks ended March 31, 2012 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses and the increase in deferred tax liabilities related to tax deductible indefinite-lived intangible assets, as well as tax expense incurred outside of the U.S. The Company’s effective tax rate for the thirteen weeks ended April 2, 2011 differed from the U.S. federal statutory rate primarily as a result of the recording of further valuation allowance against the pre-tax losses and state taxes due to law changes that resulted in additional tax expense on the Company’s deferred tax liabilities. As of March 31, 2012, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters.

Foreign Currency

The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations. See additional information in “Foreign Currency Risk” below in Item 3.

Liquidity and Capital Resources

Sources of Liquidity

During the thirteen weeks ended March 31, 2012, we funded our operations with cash and cash equivalents generated from operations, short-term investments and our credit facility (see “Debt and Available Borrowing Resources” below). We had cash and cash equivalents of $8.8 million as of March 31, 2012, representing a $1.5 million decrease from $10.3 million of cash and cash equivalents as of December 31, 2011. The decrease in cash and cash equivalents was primarily due to payments on accounts payable and capital expenditures, partially offset by positive cash flows from other working capital sources and net proceeds from sales of our investments. As of March 31, 2012, we had $1.9 million in short-term investments (refer to investment details in “Note 3 – Fair Value Measurements” of the Notes to Consolidated Financial Statements, included above in Part I, Item 1 of this report). We had no balance outstanding under our bank line of credit at any time during fiscal 2011 and the thirteen weeks ended March 31, 2012.

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

In April 2012, we entered into a new $40 million credit facility (see “Debt and Available Borrowing Resources” below).

Working Capital

As of March 31, 2012 and December 31, 2011, our working capital was $0.2 million and $8.7 million, respectively. The decrease in reported working capital as of March 31, 2012 is primarily the result of the current classification of our existing $17.9 million outstanding debt in connection with a refinancing transaction completed in April 2012. The new arrangement consists of a five year revolving loan with available funds of up to $40 million, which will provide for our working capital requirements as needed going forward (see further discussion in “Debt and Available Borrowing Resources” below). The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flow for thirteen weeks ended March 31, 2012 and April 2, 2011:

	Thirteen Weeks Ended March 31, 2012	Thirteen Weeks Ended April 2, 2011
Net cash (used in) provided by operating activities	$(220)	$6,785
Net cash used in investing activities	(1,309)	(3,656)
Net cash used in financing activities	(4)	(1,841)
Effect of exchange rate changes on cash	32	1

Net change in cash and cash equivalents	$(1,501)	$1,289

Operating Activities

For the thirteen weeks ended March 31, 2012, net cash used in operating activities was primarily the result of payments on accounts payable (resulting in a net decrease in accounts payable of $7.4 million), cash used for other payable and accrued expenses ($1.9 million) and an increase in accounts receivable ($1.3 million), partially offset by a decrease in inventory ($6.1 million) and adjustments for non-cash items such as depreciation and amortization ($4.1 million).

For the thirteen weeks ended April 2, 2011, the net cash provided by operating activities was primarily the result of a decrease in inventory ($5.4 million) and adjustments for non-cash items such as depreciation and amortization ($3.0 million) and amortization of intangibles ($1.6 million), partially offset by cash used for accounts payable and accrued expenses ($2.5 million) and an increase in accounts receivable ($1.5 million).

Investing Activities

For the thirteen weeks ended March 31, 2012, net cash used in investing activities was primarily the result of purchasing property and equipment ($2.4 million), partially offset from net proceeds received from sales of our investments ($1.1 million).

For the thirteen weeks ended April 2, 2011, net cash used in investing activities was primarily the result of purchasing property and equipment ($3.7 million).

Financing Activities

For the thirteen weeks ended March 31, 2012, net cash used in financing activities was not significant.

For the thirteen weeks ended April 2, 2011, net cash used in financing activities was primarily the result of payments made on debt ($2.0 million), partially offset by proceeds received from the exercise of stock options ($0.1 million).

Debt and Available Borrowing Resources

Total debt, comprised of a bank loan ($17.9 million, discussed below) and a capital lease payable ($0.1 million), as of March 31, 2012 was $18.0 million, compared to $18.1 million as of December 31, 2011. The decrease is due to debt payments. As of March 31, 2012, an unused revolving line of credit of $10 million was available to the Company to obtain short-term and long-term financings if we need additional liquidity. The Company had no new borrowings in the thirteen weeks ended March 31, 2012.

Our debt-equity ratio is calculated as the carrying value of debt divided by the carrying value of equity. As of March 31, 2012 and December 31, 2011, our debt-equity ratio was 0.30 and 0.30, respectively.

As further discussed in “Note 6 – Borrowings” of the Notes to Consolidated Financial Statements included above in Part I, Item 1 of this report, in August 2010, the Company executed a Loan Agreement and other definitive documentation for a $35 million secured credit facility. The facility was comprised of a term loan in the original principal amount of $25 million and a revolving line of credit with availability up to $10 million. At March 31, 2012, the interest rate was 3.75%. The Company had no borrowings on the revolving line of credit at March 31, 2012 and December 31, 2011. The remaining term loan balance was $17.9 million as of March 31, 2012 and was scheduled for repayment through June 2014. The existing facility was repaid in full in April 2012 with a revolving loan arrangement, accordingly, the Company has classified the outstanding balance as current debt at March 31, 2012.

As of March 31, 2012, the Company had a capital lease obligation of $139,000.

On April 26, 2012, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A., as sole lender and administrative agent entered into a Credit Agreement, dated as of April 26, 2012. The Credit Agreement provides for a revolving commitment in an aggregate principal amount of up to $40,000,000 (Credit Facility), which is subject to a borrowing base derived from certain receivables, inventory, property and pledged cash. The Credit Facility matures on April 26, 2017. The Company used the proceeds of the loans borrowed on the closing date to repay in full its existing credit facility with Silicon Valley Bank. In connection with the early payoff of our existing credit facility, the Company incurred a prepayment fee in the amount of $166,000.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.50%, or (b) a “base rate” minus an applicable margin of 0.50%. Each applicable margin as set forth in the prior sentence is subject to increase or decrease by 0.25% per annum based upon the Company’s fixed charge coverage ratio. Interest-only payments are due monthly, bi-monthly or quarterly depending on the loan rate selected. A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.20% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than $6,000,000 at any time, as defined, and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $7,000,000 at all times. By amendment to the Credit Agreement, the Company also has the right to request increases to the revolving commitments up to and above $60,000,000. See additional information in “Note 6 – Borrowings” of the Notes to Consolidated Financial Statements included above in Part I, Item 1 of this report.

Funding Requirements

We anticipate that funds generated from operations, cash on hand and short-term investments will be sufficient to meet our working capital needs and expected capital expenditures, continue our technology investments in an effort to improve our websites, operating systems and backend platforms, and continue the servicing of our Credit Facility, for at least the next twelve months. Our future capital requirements may, however, vary materially from those now planned or anticipated. Changes in our operating plans, lower than anticipated net sales, additional acquisitions, increased expenses, continued or worsened economic conditions, or other events, including those described in “Risk Factors” included in Part II, Item 1A may cause us to seek additional debt or equity financings in the future. We may need to issue common stock under our shelf registration, discussed above. Financings may not be available on acceptable terms, on a timely basis, or at all, and our failure to raise adequate capital when needed could negatively impact our growth plans and our financial condition and results of operations. As of March 31, 2012, we had $1.9 million in short-term investments, of which $1.8 million par value was redeemed in April 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The following table sets forth our contractual cash obligations and commercial commitments as of March 31, 2012:

	Payment Due By Period (in thousands)
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal payments on long-term debt (1)	$17,875	$—	$—	$—	$17,875
Interest payments on long-term debt (2)	1,020	701	319	—	—
Operating lease obligations (3)	5,472	1,628	2,313	1,531	—
Capital lease obligations (4)	144	137	7	—	—

(1)

Amounts represent the expected principal cash payments relating to our long-term debt and do not include any fair value adjustments or discounts and premiums. In April 2012, our outstanding debt was refinanced into a revolving loan which currently has no principal payment requirements, and matures in April 2017. See additional information in “Liquidity and Capital Resources – Debt and Available Borrowing Resources” above.

(2)

Amounts represent the expected interest cash payments relating to our existing long-term debt at March 31, 2012. The interest rate at March 31, 2012 was used to calculate the expected future interest payments. In April 2012, our outstanding debt was refinanced into a revolving loan. Under our new revolving loan arrangement, although classified as a current liability, it only requires us to make interest-only payments, see additional information in “Liquidity and Capital Resources – Debt and Available Borrowing Resources” above.

(3)

Commitments under operating leases relate primarily to our lease on our principal facility in Carson, California, our distribution centers in Chesapeake, Virginia and Independence, Ohio, and our call center in the Philippines.

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

Market Risk. Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial commodity market prices and rates. We are exposed to market risk primarily in the area of changes in U.S. interest rates and conditions in the credit markets. We also have some exposure related to foreign currency fluctuations. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We do not have any derivative financial instruments. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities and mutual funds that hold debt securities.

Interest Rate Risk. Our investment securities generally consist of mutual funds and high-grade ARPS. As of March 31, 2012, our investments included $2.1 million (fair value) of investments in ARPS, which consist of high-grade (A or AAA rated) collateralized debt obligations issued by municipalities and state agencies. Our ARPS have an interest rate that is reset in short intervals through auctions. The recent historical conditions in the global credit markets have prevented some investors from liquidating their holdings of ARPS because the amount of securities submitted for sale has exceeded the amount of purchase orders for these securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge. As a result of the temporary declines in fair value for the Company’s ARPS, which the Company has generally attributed to liquidity issues rather than credit issues, the Company recorded an unrealized loss of $4,000 accumulated other comprehensive income as of March 31, 2012. As of March 31, 2012, to date, the Company continues to earn interest on all of its ARPS instruments. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, will continue to be recorded to accumulated other comprehensive income. The Company believes it has the ability to hold, and intends to continue to hold the remaining ARPS investments until fully redeemed (refer to investment details in “Note 3 – Fair Value Measurements” of the Notes to Consolidated Financial Statements, included above in Part I, Item 1 of this report).

As of March 31, 2012, we had a balance of $17.9 million outstanding under a term loan under our credit facility. The interest rate on this loan is computed at a LIBOR loan rate, adjusted by features specified in our loan agreement. At our current debt level as of March 31, 2012, a 100 basis point increase in interest rates would not materially affect our earnings and cash flows. If, however, we are unable to meet the covenants in our loan agreement, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate. There can be no assurance that any renegotiated terms of credit would not materially impact our earnings. The Company and lender have agreed to four amendments in connection with certain financial covenants that have not impacted the interest rate. At March 31, 2012, the LIBOR rate and the margin were 1.25% (floor rate) and 2.50% per annum, respectively. In April 2012, the Company entered into a new credit agreement, see additional discussion above in Item 2, under the caption “Liquidity and Capital Resources – Debt and Available Borrowing Resources”.

Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. dollar weakens year-over-year relative to currencies in our international locations, our consolidated net sales, gross profit, and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. dollar strengthens year-over-year relative to currencies in our international locations, our consolidated net sales, gross profit and operating expenses will be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos, and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, we believe that a fluctuation of 10% in the Peso/U.S. dollar exchange rate would have approximately a $0.3 million impact on our Philippine operating expenses for the thirteen weeks ended March 31, 2012. Our Canadian website sales are denominated in Canadian dollars; however, fluctuations in exchange rates from these operations are only expected to have a nominal impact on our operating results due to the relatively small number of sales generated in Canada. We believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objectives for which they were designed.

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

The information set forth under the caption “Legal Matters” in “Note 10 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

ITEM 1A.	Risk Factors

Our business is subject to a number of risks which are discussed below. Other risks are presented elsewhere in this report and in our other filings with the SEC. We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in the Annual Report on Form 10-K that we filed with the SEC on March 26, 2012. You should consider carefully the following risks in addition to the other information contained in this report and our other filings with the SEC, including our report on Form 10-K and our subsequent reports on Forms 10-Q and 8-K, and amendments thereto, before deciding to buy, sell or hold our common stock. If any of the following known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

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

*We may not be able to successfully acquire new businesses or integrate acquisitions, which could cause our business to suffer.

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

As part of our growth strategy, we acquired WAG on August 12, 2010 and we expect that we will selectively pursue additional acquisitions of businesses, technologies or services in order to expand our capabilities, enter new markets or increase our market share. In conjunction with the acquisition of WAG, we recorded a significant valuation allowance against our deferred tax asset, and have incurred greater than usual legal and accounting fees, as well as general and administrative expenses. Additionally, because the acquisition of WAG was a stock purchase, we may incur liability for acts taken prior to our acquisition that may involve costly litigation. Integrating any newly acquired businesses’ websites, technologies or services is likely to be expensive and time consuming. For example, our acquisition of All OEM Parts, Inc., Partsbin.com, Inc., and other affiliated companies (collectively “Partsbin”), resulted in significant costs, including a material impairment charge, a write-down of goodwill associated with the acquisition, and a number of challenges, including retaining employees of the acquired company, integrating our order processing and credit processing, integrating our product pricing strategy, and integrating the diverse technologies and differing e-commerce platforms and accounting systems used by each company. Our integration activities in connection with our acquisitions have also caused a substantial diversion of our management’s attention. If we are unable to successfully complete the integration of acquisitions, we may not realize the anticipated synergies from such acquisitions, we may take impairment charges and write-downs associated with such acquisitions, and our business and results of operations could suffer. In connection with the acquisition of WAG, during the fiscal year ended December 31, 2011, we incurred acquisition and integration related costs of $7.4 million and recorded a non-cash impairment charge on certain trade name intangible assets totaling $5.1 million. During the thirteen weeks ended March 31, 2012, we incurred no acquisition and integration related costs and no related impairment charges were recorded during the quarter then ended.

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

Our ability to comply with the covenants and other terms of our debt obligations will depend on our future operating performance. If we fail to comply with such covenants and terms, we would be required to obtain waivers from our lenders to maintain compliance with our debt obligations, and have had to do so in the past. In the future, if we are unable to obtain any necessary waivers and the debt is accelerated, a material adverse effect on our financial condition and future operating performance would result. Additionally, our indebtedness could have important consequences, including the following:

•

we will have to dedicate a portion of our cash flow to making payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions or other general corporate purposes;

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

We acquire substantially all of our products from manufacturers and distributors located in Taiwan, China and the United States. Our top ten suppliers represented 44.3% of our total product purchases during the thirteen weeks ended March 31, 2012. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. In addition, our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. In addition, the increasing consolidation among auto parts suppliers may disrupt or end our relationship with some suppliers, result in product shortages and/or lead to less competition and, consequently, higher prices.

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

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on our distributors to manage inventory, process orders and distribute those products to our customers in a timely manner. For the thirteen weeks ended March 31, 2012, our product purchases from two drop-ship suppliers represented 19.2% of our total product purchases. If we do not maintain our existing relationships with these suppliers and our other distributors on acceptable commercial terms, we will need to obtain other suppliers and may not be able to continue to offer a broad selection of merchandise at competitive prices, and our sales may decrease.

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

The auto parts industry is competitive and highly fragmented, with products distributed through multi-tiered and overlapping channels. We compete with both online and offline retailers who offer original equipment manufacturer (“OEM”) and aftermarket auto parts to either the DIY or do-it-for-me customer segments. Current or potential competitors include the following:

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

Since the completion of our initial public offering in February 2007 through March 31, 2012, the trading price of our common stock has been volatile, ranging from a high of $12.61 per share to a low per share of $1.00. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operation.

*Our executive officers and directors own a significant percentage of our stock.

As of March 31, 2012, our executive officers and directors and entities that are affiliated with them beneficially owned in the aggregate approximately 46.3% of our outstanding shares of common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to significantly influence our management and affairs and matters requiring stockholder approval including the election of our entire Board of Directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.

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

While management has concluded that our internal controls over financial reporting were effective as of March 31, 2012, we have in the past, and could in the future, have a significant deficiency or material weakness in our control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

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

Our investments include high-grade ARPS. As of March 31, 2012, our marketable securities were comprised of $2.1 million (fair value) of high-grade (AAA rated) ARPS issued primarily by closed end funds that primarily hold debt obligations from municipalities. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of ARPS.

In response to the credit situation, in February 2008, we instructed our investment advisor to liquidate all our investments in closed end funds and move these funds into money market investments, but there was insufficient demand at auction for our remaining four high-grade ARPS, representing approximately $7.8 million (par value) at that time. As a result, through December 31, 2011, the remaining $2.1 million (fair value) of ARPS were considered a short-term liquidity risk, and were therefore classified as long-term investments. For the period from June 30, 2008 through March 31, 2012, we received redemptions at par value totaling $5.7 million, which included $25,000 during the quarter ended March 31, 2012. Additionally, in April 2012, we received another redemption at par value in the amount of $1.8 million, leaving $300,000 (par value) of ARPS in a single security. Based on information received from our investment advisor, we expect to redeem the remaining $300,000 (par value) in the near term. As of March 31, 2012, the Company has classified $1.8 million (fair value) within short-term investments and kept the remaining $297,000 (fair value) in long-term investments.

As a result of the temporary declines in fair value for our ARPS, which we have generally attributed to liquidity issues rather than credit issues, we recorded an unrealized loss of $4,000 to accumulated other comprehensive income as of March 31, 2012. As of March 31, 2012, to date, we continue to earn interest on all of our ARPS instruments. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, will continue to be recorded to accumulated other comprehensive income. If we determined that any decrease in the value of the instruments was other-than-temporary, we will record a charge to earnings as appropriate. We believe we have the ability to hold, and intend to continue to hold the remaining ARPS as short-term investments until fully redeemed.

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

We are subject to federal and state consumer protection laws and regulations, including laws protecting the privacy of customer non-public information and regulations prohibiting unfair and deceptive trade practices, as well as laws and regulations governing businesses in general and the Internet and e-commerce and certain environmental laws. Additional laws and regulations may be adopted with respect to the Internet, the effect of which on e-commerce is uncertain. These laws may cover issues such as user privacy, spyware and the tracking of consumer activities, marketing e-mails and communications, other advertising and promotional practices, money transfers, pricing, content and quality of products and services, taxation, electronic contracts and other communications, intellectual property rights, and information security. Furthermore, it is not clear how existing laws such as those governing issues such as property ownership, sales and other taxes, trespass, data mining and collection, and personal privacy apply to the Internet and e-commerce. For example, California has enacted legislation banning the sale of catalytic converters that do not meet California emissions regulations, and the current federal administration has indicated that 13 additional states will be allowed to enact their own legislation that mirrors the California legislation. During 2010 and in early 2011, we met with California Air Resources Board (“CARB”) to discuss alleged sales of catalytic converters into California by us and our third-party suppliers that are not compliant with California regulations. CARB informed us that penalties may be assessed with regard to any non-compliant sales and, on October 26, 2011, we and CARB entered into a settlement agreement related this inquiry. Without admitting any liability, we agreed to pay a non-material cash penalty, which was partially offset by contributions from some of our third-party suppliers, in exchange for a release from CARB of us and such third-party suppliers. To the extent we expand into international markets, we will be faced with complying with local laws and regulations, some of which may be materially different than

U.S. laws and regulations. Any such foreign law or regulation, any new U.S. law or regulation, or the interpretation or application of existing laws and regulations to the Internet or other online services or our business in general, may have a material adverse effect on our business, prospects, financial condition and results of operations by, among other things, impeding the growth of the Internet, subjecting us to fines, penalties, damages or other liabilities, requiring costly changes in our business operations and practices, and reducing customer demand for our products and services. We do not maintain insurance coverage to cover the types of claims or liabilities that could arise as a result of such regulation.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference to the location indicated below:

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of U.S. Auto Parts Network, Inc. as filed with the Delaware Secretary of State on February 14, 2007 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

3.2	Amended and Restated Bylaws of U.S. Auto Parts Network, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

4.1*	Specimen common stock certificate

10.73+	Amended and Restated Employment Agreement dated January 3, 2012 between the Company and Theodore R. Sanders. (incorporated by reference to Exhibit 10.62 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2012)

10.74+	Employment Agreement dated January 3, 2012 between the Company and David G. Robson. (incorporated by reference to Exhibit 10.63 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2012)

10.75+	Non-Incentive Stock Option Agreement dated January 3, 2012 between the Company and David G. Robson. (incorporated by reference to Exhibit 10.64 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2012)

10.76	Amendment No 4. to Loan and Security Agreement, dated March 23, 2012, by and among Silicon Valley Bank and U.S. Auto Parts Network, Inc., Automotive Specialty Accessories and Parts, Inc., Go Fido, Inc., Parts Bin, Inc., Lobo Marketing, Inc., Whitney Automotive Group, Inc., Private Label Parts, Inc., Pacific 3PL, Inc., AutoMD, Inc., and Local Body Shops, Inc. (incorporated by reference to Exhibit 10.76 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2012)

10.77	Credit Agreement, dated April 26, 2012, by and between U.S. Auto Parts Network, Inc., certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2012)

Exhibit No.	Description

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS¿	XBRL Instance Document

101.SCH¿	XBRL Taxonomy Extension Schema Document

101.CAL¿	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB¿	XBRL Taxonomy Extension Label Linkbase Document

101.PRE¿	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the exhibit of the same number from the registration statement on Form S-1 of U.S. Auto Parts Network, Inc. (File No. 333-138379) initially filed with the Securities and Exchange Commission on November 2, 2006, as amended.
+	Indicates a management contract or compensatory plan or arrangement
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2012	U.S. AUTO PARTS NETWORK, INC.

	By:	/s/ Shane Evangelist
Shane Evangelist
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David Robson
David Robson
Chief Financial Officer
(Principal Accounting Officer)