Form 10-Q
period 2012-06-30
U.S. Auto Parts Network, Inc.
filed 2012-08-07
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 1, 2012, the registrant had 30,658,885 shares of common stock, $0.001 par value, outstanding.

U.S. AUTO PARTS NETWORK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 30, 2012

Unless the context requires otherwise, as used in this report, the terms “U.S. Auto Parts,” the “Company,” “we,” “us” and “our” refer to U.S. Auto Parts Network, Inc. and its subsidiaries.

U.S. Auto Parts®, U.S. Auto Parts Network™, PartsTrain®, Partsbin™, Kool-Vue™, Auto-Vend™, JC Whitney®, and Stylintrucks™, amongst others, are our United States trademarks. All other trademarks and trade names appearing in this report are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements included in this report, other than statements or characterizations of historical or current fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. Any forward-looking statements included herein are based on management’s beliefs and assumptions and on information currently available to management. We have attempted to identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would”, “will likely continue,” “will likely result” and variations of these words or similar expressions. These forward-looking statements include, but are not limited to, statements regarding future events, our future operating and financial results, financial expectations, expected growth and strategies, current business indicators, capital needs, capital deployment, liquidity, contracts, litigation, product offerings, customers, acquisitions, competition and the status of our facilities. Forward-looking statements, no matter where they occur in this document or in other statements attributable to us involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Part II, Item 1A of this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and per share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,405	$10,335
Short-term investments	96	1,125
Accounts receivable, net of allowances of $186 and $183, respectively	9,488	7,922
Inventory	49,229	52,245
Deferred income taxes	446	446
Other current assets	4,093	3,548

Total current assets	64,757	75,621
Property and equipment, net	32,872	34,627
Intangible assets, net	9,325	9,984
Goodwill	18,854	18,854
Investments	—	2,104
Other non-current assets	1,334	1,026

Total assets	$127,142	$142,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,182	$41,303
Accrued expenses	8,669	11,565
Revolving loan payable	12,908	—
Current portion of long-term debt	—	6,250
Current portion of capital leases payable	117	135
Other current liabilities	5,273	7,702

Total current liabilities	64,149	66,955
Long-term debt, net of current portion	—	11,625
Capital leases payable, net of current portion	91	37
Deferred income taxes	1,849	1,596
Other non-current liabilities	1,391	1,079

Total liabilities	67,480	81,292
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 30,653,356 shares issued and outstanding at June 30, 2012, and 30,625,764 shares issued and outstanding at December 31, 2011	31	31
Additional paid-in-capital	158,309	157,140
Accumulated other comprehensive income	380	327
Accumulated deficit	(99,058)	(96,574)

Total stockholders’ equity	59,662	60,924

Total liabilities and stockholders’ equity	$127,142	$142,216

See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$80,719	$84,268	$168,155	$171,246
Cost of sales (1)	56,378	55,854	117,186	112,416

Gross profit	24,341	28,414	50,969	58,830
Operating expenses:
Marketing	12,978	14,366	26,428	27,951
General and administrative	4,714	8,407	10,584	16,643
Fulfillment	5,639	4,592	11,557	9,599
Technology	1,700	1,917	3,236	3,855
Amortization of intangibles	341	1,363	681	2,990

Total operating expenses	25,372	30,645	52,486	61,038

Loss from operations	(1,031)	(2,231)	(1,517)	(2,208)
Other income (expense):
Other income, net	4	47	35	78
Interest expense	(181)	(185)	(390)	(467)
Loss on debt extinguishment	(360)	—	(360)	—

Total other expense	(537)	(138)	(715)	(389)

Loss before income taxes	(1,568)	(2,369)	(2,232)	(2,597)
Income tax provision	128	195	252	213

Net loss	(1,696)	(2,564)	(2,484)	(2,810)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(3)	14	24	33
Unrealized gains on investments	4	16	29	27

Total other comprehensive income	1	30	53	60

Comprehensive loss	$(1,695)	$(2,534)	$(2,431)	$(2,750)

Basic and diluted net loss per share	$(0.06)	$(0.08)	$(0.08)	$(0.09)

Shares used in computation of basic and diluted net loss per share	30,650,519	30,543,037	30,644,453	30,496,558

(1)

Excludes depreciation and amortization expense which is included in marketing, general and administrative and fulfillment costs as described in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations” below.

See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Twenty-Six Weeks Ended
	June 30, 2012	July 2, 2011
Operating activities
Net loss	$(2,484)	$(2,810)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,748	6,075
Amortization of intangibles	681	2,990
Deferred income taxes	253	219
Share-based compensation	958	1,324
Stock awards issued for non-employee director service	32	—
Amortization of deferred financing costs	51	61
Loss on debt extinguishment	360	—
Loss from disposition of assets	4	—
Changes in operating assets and liabilities:
Accounts receivable	(1,566)	(1,990)
Inventory	3,018	2,296
Other current assets	(587)	(187)
Accounts payable and accrued expenses	(7,997)	(477)
Other current liabilities	(2,430)	(338)
Other non-current liabilities	294	258

Net cash (used in) provided by operating activities	(1,665)	7,421
Investing activities
Additions to property and equipment	(5,374)	(7,221)
Proceeds from sale of property and equipment	14	—
Cash paid for intangibles	(16)	(48)
Proceeds from sale of marketable securities and investments	3,171	400
Purchases of marketable securities and investments	(7)	(13)
Changes in restricted cash	—	319
Purchases of company-owned life insurance	(166)	(281)
Proceeds from purchase price adjustment	—	787

Net cash used in investing activities	(2,378)	(6,057)
Financing activities
Proceeds from revolving loan payable	16,561	—
Payments made on revolving loan payable	(3,653)	—
Payments made on long-term debt	(17,875)	(3,000)
Payment of debt extinguishment costs	(175)	—
Changes in book overdraft	611	152
Payments of debt financing costs	(345)	(53)
Payments on capital leases	(68)	(74)
Proceeds from exercise of stock options	43	255

Net cash used in financing activities	(4,901)	(2,720)
Effect of exchange rate changes on cash	14	10

Net change in cash and cash equivalents	(8,930)	(1,346)
Cash and cash equivalents, beginning of period	10,335	17,595

Cash and cash equivalents, end of period	$1,405	$16,249

Supplemental disclosure of non-cash investing and financing activities:
Accrued asset purchases	$1,616	$1,572
Property acquired under capital lease	104	32
Unrealized gain on investments	29	27
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$—	$9
Cash paid during the period for interest	293	611

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

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of June 30, 2012 and the consolidated results of operations for the thirteen and twenty-six weeks ended June 30, 2012 and July 2, 2011, and cash flows for the twenty-six weeks ended June 30, 2012 and July 2, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company’s results of operations for the twenty-six weeks ended June 30, 2012 are not necessarily indicative of those to be expected for the entire fiscal year. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 26, 2012.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, but are not limited to, those related to revenue recognition, uncollectible receivables, the valuation of investments, valuation of inventory, valuation of deferred tax assets and liabilities, valuation of intangible assets including goodwill and other long-lived assets, recoverability of software development costs, contingencies and share-based compensation expense that results from estimated grant date fair values and vesting of issued equity awards. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value at June 30, 2012 and December 31, 2011 due to their short-term maturities. Marketable securities and investments are carried at fair value, as discussed below. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of our debt approximates its carrying amount. If the Company’s new revolving loan payable (Note 6) had been measured at fair value at June 30,

2012, it would be categorized in Level 2 of the fair value hierarchy, as the estimated value would be based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same or similar terms. Accordingly, financial instruments that are not measured at fair value include accounts receivable, accounts payable and debt. Refer to “Note 3 – Fair Value Measurements” for additional fair value information.

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

Marketable Securities and Investments

Marketable securities and investments are comprised of closed-end funds primarily invested in auction rate preferred securities (“ARPS”) and mutual funds. As of June 30, 2012 our investments were primarily comprised of closed-end mutual funds. The underlying investments in ARPS were tax-exempt municipal bonds with maturities of thirty or more years, for which the interest rates are reset through a “Dutch auction” every seven days. In accordance with Accounting Standards Codification (“ASC”) Topic 320 Investments – Debt and Equity Securities and based on the Company’s ability to market and sell these instruments, the Company classified its ARPS as available-for-sale and carried them at fair value. Mutual funds are classified as short-term investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined. During 2008, the Company discounted the fair value of its investments in ARPS because of illiquidity in the market; however since that time, there has been increased liquidity resulting in our ARPS being fully redeemed at par value as of June 30, 2012 (further described in Note 3 under the caption “Financial Assets Valued on a Recurring Basis”).

Other-Than-Temporary Impairment

All of the Company’s marketable securities and investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. No other-than-temporary impairment charges were recorded on any investments during the twenty-six week period ended June 30, 2012 and July 2, 2011.

Inventory

Inventories consist of finished goods available-for-sale and are stated at the lower of cost or market value, determined using the first-in first-out method. The Company purchases inventory from suppliers both domestically and internationally, and routinely enters into supply agreements with U.S. based suppliers and its primary drop-ship vendors. The Company believes that its products are generally available from more than one supplier and seeks to maintain multiple sources for its products, both internationally and domestically. The Company primarily purchases products in bulk quantities to take advantage of quantity discounts and to assure inventory availability. Inventory is reported at the lower of cost or market, adjusted for slow moving, obsolete or scrap product. Inventory at June 30, 2012 and December 31, 2011 was $49.2 million and $52.2 million, respectively, which included items in-transit to our warehouses, in the amount of $4.8 million and $9.6 million, respectfully.

Website and Software Development Costs

The Company capitalizes certain costs associated with website and software developed for internal use according to ASC 350-50 Intangibles – Goodwill and Other – Website Development Costs and ASC 350-40 Intangibles – Goodwill and Other – Internal-Use Software, when both the preliminary project design and testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website and software development such as payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use software project. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. These amounts are amortized on a straight-line basis over two to five years once the software is placed into service.

Long-Lived Assets and Intangibles

The Company accounts for the impairment and disposition of long-lived assets, including intangibles subject to amortization, in accordance with ASC 360 Property, Plant and Equipment (“ASC 360”). Management assesses potential impairments whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will result when the carrying value exceeds the undiscounted cash flows estimated to result from the use and eventual disposition of the asset. Impairment losses will be recognized in operating results to the extent that the carrying value exceeds the discounted future cash flows estimated to result from the use and eventual disposition of the asset. We continually use judgment when applying these impairment rules to determine the timing of the impairment tests, undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. The reasonableness of our judgments could significantly affect the carrying value of our long-lived assets. The Company did not recognize any impairment losses on long-lived assets and intangibles during the twenty-six weeks ended June 30, 2012 and July 2, 2011.

Goodwill and Indefinite-Lived Intangibles

The Company accounts for goodwill and indefinite-lived intangible assets in accordance with ASC 350 Intangibles – Goodwill and Other (“ASC 350”). Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually or more frequently if events or circumstances occur that would indicate a reduction in fair value. In addition, the Company identified a single reporting unit (the Company itself, refer to “Segment Data” below) in accordance with ASC 280 Segment Reporting. The Company’s annual testing date is October 31. The goodwill impairment test is a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount including goodwill. If the carrying amount exceeds the estimated fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Impairment losses will be recognized in operating results. ASC 350 also provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. During the twenty-six weeks ended June 30, 2012 and July 2, 2011, there were no events or circumstances that indicated a possible reduction in our goodwill and indefinite-lived intangible asset fair values, accordingly, no such impairment loss was recognized for periods then ended.

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

The Company evaluates the criteria of ASC 605-45 Revenue Recognition Principal Agent Considerations in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when the Company is the primary party obligated in a transaction, the Company is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded at gross.

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

Cost of Sales

Cost of sales consists of the direct costs associated with procuring parts from suppliers and delivering products to customers. These costs include direct product costs, outbound freight and shipping costs, warehouse supplies and warranty costs, partially offset by purchase discounts. Depreciation and amortization expenses are excluded from cost of sales and included in marketing, general and administrative and fulfillment expenses as noted below.

Warranty Costs

The Company or the vendors supplying it products provide the Company’s customers limited warranties on certain products that range from 30 days to lifetime. In most cases, the Company’s vendors are the party primarily responsible for warranty claims. Standard product warranties sold separately by the Company are recorded as deferred revenue and recognized ratably over the life of the warranty, ranging from one to five years. We also offer extended warranties that are imbedded in the price of selected branded products we sell. The product brands that include the extended warranty coverage are offered at three different service levels: (a) a five year unlimited product replacement, (b) a five year one-time product replacement, and (c) a three year one-time product replacement. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on each product’s historical return rate and historical warranty cost. During the quarter ended June 30, 2012, the Company updated its estimate of warranty obligations which resulted in an adjustment to warranty liabilities of $232,000. The standard and extended warranty obligations are recorded as warranty liabilities, included in other current liabilities in the consolidated balance sheets. For the twenty-six weeks ended June 30, 2012 and July 2, 2011, the activity in our aggregate warranty liabilities was as follows (in thousands):

(unaudited)	June 30, 2012	July 2, 2011
Warranty liabilities, beginning of period	$384	$154
Adjustments to preexisting warranty liabilities	(232)	—
Additions to warranty liabilities	157	170
Reductions to warranty liabilities	(73)	(54)

Warranty liabilities, end of period	$236	$270

Marketing

Marketing costs, including advertising, are expensed as incurred. The majority of marketing expense is paid to internet search engine service providers and internet commerce facilitators. For the thirteen weeks ended June 30, 2012 and July 2, 2011, the Company recognized advertising costs of $4.6 million and $5.8 million, respectively. For the twenty-six weeks ended June 30, 2012 and July 2, 2011, the Company recognized advertising costs of $10.0 million and $11.2 million, respectively. Marketing expense also includes depreciation and amortization expense and share-based compensation expense.

General and Administrative

General and administrative expense consists primarily of administrative payroll and related expenses, merchant processing fees, legal and professional fees and other administrative costs. General and administrative expense also includes depreciation and amortization expense and share-based compensation expense.

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

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC 718 Compensation – Stock Compensation (“ASC 718”). All stock options issued to employees are recognized as share-based compensation expense in the financial statements based on their respective grant date fair values, and are recognized within the statement of comprehensive income or loss as marketing, general and administrative, fulfillment or technology expense, based on employee departmental classifications.

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

Prior to January 1, 2012, the Company estimated volatility using the historical volatilities of similar public entities. Due to the limited period of time our equity shares have been publicly traded, we did not have sufficient historical market price data to provide a reasonable basis upon which to estimate volatility. As of January 1, 2012, the Company has incorporated its own historical volatility into the grant-date fair value calculations. The Company’s historical volatility was not materially different than the estimates applied to past award fair value calculations. The expected term of an award is based on combining historical exercise data with expected weighted time outstanding.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When appropriate, a valuation allowance is established to reduce deferred tax assets, which include tax credits and loss carry forwards, to the amount that is more likely than not to be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, tax planning strategies and recent financial operations.

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of June 30, 2012, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.

Foreign Currency Translation

For each of the Company’s foreign subsidiaries, the functional currency is its local currency. Assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates. The effects of the foreign currency translation adjustments are included as a component of accumulated other comprehensive income or loss in our consolidated balance sheets.

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

Segment Data

The Company operates in one reportable segment and reporting revenues by product line or geographic location is impracticable. Certain long-lived assets are held in the Philippines (refer to “Note 4 – Property and Equipment, Net”). The criteria the Company used to identify our reporting segment are primarily the nature of the products the Company sells and the consolidated operating results that are regularly reviewed by the Company’s chief operating decision maker to assess performance and make operating decisions.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), an update to ASC 820 Fair Value Measurement (“ASC 820”). The amendments in ASU 2011-04 are the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework and provide converged guidance on how to measure fair value and on what disclosures to provide about fair value measurements. While ASU 2011-04 is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”). However, some could change how the fair value measurement guidance in ASC 820 is applied. The Company adopted the provisions of ASU 2011-04 on January 1, 2012. The adoption did not have a material impact on the Company’s consolidated financial statements.

In June and December 2011, the FASB issued two ASU’s which amend guidance for the presentation of comprehensive income, an update to ASC 220 Comprehensive Income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity has been eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. These ASU’s were adopted by the Company on January 1, 2012 and changed our financial statement presentation of comprehensive loss, to one continuous statement, but did not impact our net loss, financial position, or cash flows.

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

Note 2 – Investments

As of June 30, 2012, the Company held the following securities and investments, recorded at fair value (in thousands):

(unaudited)		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Mutual funds (1)	$94	$2	$—	$96

As of December 31, 2011, the Company held the following securities and investments, recorded at fair value (in thousands):

		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Mutual funds (1)	$1,011	$114	$—	$1,125
Auction rate preferred securities in municipal and state agencies (2)	2,125	—	(21)	2,104

Total	$3,136	$114	$(21)	$3,229

(1)	Mutual funds are classified as short-term investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.
(2)

Auction rate preferred securities in municipal and state agencies with maturities of 15 to 30 years were classified as investments available-for-sale and recorded at fair value. During the twenty-six weeks ended June 30, 2012, the remaining securities balance at

December 31, 2011 was fully redeemed. As of December 31, 2011, these securities were held in two tax-exempt municipal bonds managed under closed-end funds and were classified as long-term investments. Refer to additional information in Note 3 under the caption “Financial Assets Valued on a Recurring Basis”.

Proceeds from the sale of available-for-sale securities and investments are disclosed separately in the accompanying consolidated statements of cash flow. For the twenty-six weeks ended June 30, 2012, the Company recognized a realized loss of $4,000 from the sale of mutual funds. For the twenty-six weeks ended July 2, 2011, there were no recognized realized gains or losses from the sale of available-for-sale securities and investments.

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

Financial Assets Valued on a Recurring Basis

As of June 30, 2012 and December 31, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s financial instruments, including cash, cash equivalents and investments. The Company measures the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs (in thousands):

	As of June 30, 2012
(unaudited)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$1,405	$1,405	$—	$—
Investments – mutual funds (2)	96	96	—	—

Total	$1,501	$1,501	$—	$—

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$10,335	$10,335	$—	$—
Investments – mutual funds (2)	1,125	1,125	—	—
Investments – ARPS (3)	2,104	—	—	2,104

Total	$13,564	$11,460	$—	$2,104

(1)	Cash equivalents consist primarily of money market funds and short-term investments with original maturity dates of three months or less at the date of purchase, for which the Company determines fair value through quoted market prices.
(2)	Investments consist of mutual funds, classified as short-term investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.
(3)	During the twenty-six weeks ended June 30, 2012, the remaining ARPS balance at December 31, 2011 was fully redeemed. As of December 31, 2011, the Company had invested $2.1 million (par value) in ARPS, which were classified as long-term available-for-sale securities and reflected at $2.1 million (fair value), which included an unrealized loss of $21,000. The Company has included its investments related to ARPS in the Level 3 category.

Before utilizing Level 3 inputs in the fair value measurement of our ARPS, the Company considered significant Level 2 observable inputs of similar assets in active and inactive markets. The Company’s broker dealer received estimated market values from an independent pricing service as of June 30, 2008 and the anticipated future market for such investments. These investments consisted solely of collateralized debt obligations supported by municipal and state agencies; did not include mortgage-backed securities or student loans; had redemption features that called for redemption at 100% of par value (originally totaling $7.8 million in 2008); and had a credit rating of A or AAA. For the period from June 30, 2008 through June 30, 2012, the Company redeemed 100% of its investment at par value totaling $7.8 million, which included $25,000 during the quarter ended March 31, 2012 and $2.1 million during the quarter ended June 30, 2012. As of December 31, 2011, we continued to classify our ARPS as long-term due to the historical uncertainties at that time. The fact that there was not an active market to liquidate these investments was a determining factor in classifying them as Level 3. Due to the uncertainty with regard to the short-term liquidity of these securities, the Company determined that it could not rely on par value to represent fair value. Therefore, the Company estimated the fair values of these securities utilizing a discounted cash flow valuation model. On a quarterly basis we evaluated the reasonableness of the significant unobservable inputs used in our ARPS fair value measurements. The valuation model used for our ARPS investments required an evaluation of the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation the security will have a successful auction or market liquidity. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company. Based on these factors, we assessed the risk of realizing expected cash flows and we applied an estimated term and observable discount rate that reflected this risk. As a result of the temporary declines in fair value for the Company’s ARPS, the Company recorded an unrealized holding loss of $21,000 to accumulated other comprehensive income as of December 31, 2011. If the Company had determined that any decrease in the value of the instruments was other-than-temporary, it would have recorded a charge to earnings as appropriate.

During the twenty-six weeks ended June 30, 2012 and July 2, 2011, there were no transfers into or out of Level 1, Level 2 or Level 3 assets. The following tables present the Company’s ARPS activity measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the twenty-six weeks ended June 30, 2012 and July 2, 2011 (in thousands):

(unaudited)	Level 3 Investments
Balance as of December 31, 2011	$2,104
Redemption at par value	(2,125)
Unrealized gains included in other comprehensive income	21

Balance as of June 30, 2012	$—

(unaudited)	Level 3 Investments
Balance as of January 1, 2011	$4,141
Redemption at par value	(400)
Unrealized gains included in other comprehensive income	25

Balance as of July 2, 2011	$3,766

Non-Financial Assets Valued on a Non-Recurring Basis

The Company’s long-lived and indefinite-lived assets are measured at fair value on a non-recurring basis. These assets are measured at cost but are written-down to fair value, if necessary, as a result of impairment.

As of June 30, 2012, the Company’s long-lived and indefinite-lived assets did not indicate a potential impairment under the provisions of ASC 350 and ASC 360, as such, they were not measured at fair value. The Company did not recognize any impairment losses on long-lived or indefinite-lived assets during the twenty-six weeks ended June 30, 2012 and July 2, 2011. If such non-financial assets had been measured at fair value, they would be categorized in Level 3 of the fair value hierarchy, as the Company would be required to develop its own assumptions and analysis to determine if such non-financial assets were impaired.

As of December 31, 2011, the Company recorded an impairment loss on certain acquired trade name intangible assets in the amount of $5.1 million, which adjusted such assets to their fair value at that time.

Note 4 – Property and Equipment, Net

The Company’s fixed assets consisted of computer software (purchased and internally developed), machinery and equipment, furniture and fixtures, and vehicles, and are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable and amortizable assets to operations over their estimated service lives. Depreciation expense for the thirteen weeks ended June 30, 2012 and July 2, 2011 was $4.0 million and $3.1 million, respectively. Depreciation expense for the twenty-six weeks ended June 30, 2012 and July 2, 2011 was $7.7 million and $6.1 million, respectively. The cost and related accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings.

Property and equipment consisted of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
Land	$630	$630
Building	10,680	10,680
Machinery and equipment	13,946	13,429
Computer software (purchased and developed) and equipment	41,954	37,880
Vehicles	249	221
Leasehold improvements	2,428	2,122
Furniture and fixtures	1,359	1,244
Construction in process	3,460	2,467

	74,706	68,673
Less accumulated depreciation and amortization	(41,834)	(34,046)

Property and equipment, net	$32,872	$34,627

Certain of the Company’s net property and equipment was located in the Philippines as of June 30, 2012 and December 31, 2011, in the amount of $1.3 million and $1.6 million, respectively.

Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes, based on the following estimated useful lives:

Years
Building	21
Machinery and equipment	2 - 5
Computer software (purchased and developed)	2 - 5
Computer equipment	2 - 5
Vehicles	3 - 5
Leasehold improvements*	3 - 5
Furniture and fixtures	3 - 7

* The estimated useful life is the lesser of 3-5 years or the lease term.

Note 5 – Goodwill and Intangibles

The Company evaluates goodwill for impairment on an annual basis or more frequently if events or circumstances occur that would indicate a reduction in fair value. As of October 31, 2011, the Company performed its annual impairment test and the excess of fair value estimates over carrying value for our reporting unit was approximately $50 million. Based on its analysis, there would have to be a 38% decrease in the estimated fair value of the reporting unit to fail step 1. As of June 30, 2012, there was no change to the Company’s reporting unit and no events or circumstances occurred that would indicate an impairment of goodwill based on the excess of estimated fair value over carrying value for our reporting unit.

The carrying value of goodwill remained unchanged during the twenty-six weeks ended June 30, 2012 (in thousands):

(unaudited)
Balance at December 31, 2011	$18,854
Change in goodwill	—

Balance at June 30, 2012	$18,854

As of June 30, 2012, the accumulated impairment loss on goodwill was $4.4 million (recorded in 2008).

During the twenty-six weeks ended June 30, 2012, the Company incurred legal protection costs for certain domain and trade names of $16,000 which was allocated to intangible assets not subject to amortization. During the twenty-six weeks ended July 2, 2011, the Company purchased certain domain and trade names in the amount of $48,000, which was allocated to intangible assets not subject to amortization.

The Company did not note events or changes in circumstances indicating that the carrying value of our intangible assets may not be recoverable during the twenty-six weeks ended June 30, 2012 and July 2, 2011, therefore, no impairment loss was recognized on intangible assets as of the periods then ended.

Intangible assets subject to amortization are expensed on a straight-line basis. Amortization expense relating to intangible assets for the thirteen weeks ended June 30, 2012 and July 2, 2011 was $0.3 million and $1.4 million, respectively. Amortization expense relating to intangible assets for the twenty-six weeks ended June 30, 2012 and July 2, 2011 was $0.7 million and $3.0 million, respectively.

Intangibles, excluding goodwill, consisted of the following at June 30, 2012 and December 31, 2011 (in thousands):

		June 30, 2012			December 31, 2011
		(unaudited)
	Useful Life	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Intangible assets subject to amortization:
Websites	5 years	$2,035	$(1,204)	$831	$2,035	$(1,001)	$1,034
Internet platform intellectual property	10 months	—	—	—	4,300	(4,300)	—
Product design intellectual property	9 years	2,750	(569)	2,181	2,750	(416)	2,334
Customer relationships	4 years	2,050	(972)	1,078	2,050	(712)	1,338
Assembled workforce	7 years	497	(332)	165	481	(275)	206
Favorable lease	2.5 years	78	(74)	4	78	(56)	22

Sub-Total		7,410	(3,151)	4,259	11,694	(6,760)	4,934
Intangible assets not subject to amortization:
Domain and trade names	Indefinite life	5,066	—	5,066	5,050	—	5,050

Total		$12,476	$(3,151)	$9,325	$16,744	$(6,760)	$9,984

The following table summarizes the future estimated annual amortization expense for these assets over the next five years, as of June 30, 2012 (in thousands):

(unaudited)
2013	$1,316
2014	1,089
2015	600
2016	307
2017	306
Thereafter	641

Total	$4,259

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

The remaining term loan balance as of March 31, 2012 of $17.9 million was scheduled for repayment through June 2014. The Facility was repaid in full in April 2012 with a revolving loan arrangement.

On April 26, 2012, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A., as sole lender and administrative agent entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving commitment in an aggregate principal amount of up to $40,000,000 (the “Credit Facility”), which is subject to a borrowing base derived from certain receivables, inventory, property and pledged cash. The Credit Facility matures on April 26, 2017. The Company used the proceeds of the loans borrowed on the closing date to repay in full its previous credit facility with Silicon Valley Bank. In connection with the payoff of our previous credit facility, the Company recorded a loss on debt extinguishment of $360,000 which was comprised of a prepayment fee in the amount of $166,000, accelerated deferred financing costs in the amount of $185,000 and other direct expenses related to the previous debt. At June 30, 2012, our outstanding revolving loan balance was $12.9 million. The customary events of default under the Credit Facility (discussed below) include certain subjective acceleration clauses, which management has determined the likelihood of such acceleration is more than remote, considering the recurring losses experienced by the Company, therefore a current classification of our long-term loan balance was required as of June 30, 2012.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.50%, or (b) an “alternate base rate” minus an applicable margin of 0.50%. Each applicable margin as set forth in the prior sentence is subject to increase or decrease by 0.25% per annum based upon the Company’s fixed charge coverage ratio. At June 30, 2012, the Company’s LIBOR based interest rate was 1.75% (on $10.0 million principal) and the Company’s Prime based rate was 2.75% (on $2.9 million principal). The Company made no loan draws under the Credit Facility as of June 30, 2012; however in July 2012, the Company borrowed a total of $5.5 million with interest currently at 2.75% (Prime minus 0.50%). Interest-only payments are currently due monthly. A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.20% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than $6,000,000 at any time, as defined, and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $7,000,000 at all times. The Company’s excess availability was $14.9 million at June 30, 2012. As of the date hereof, the cash dominion period has not been in effect; accordingly no principal payments are currently due.

Certain of the Company’s wholly-owned domestic subsidiaries are co-borrowers (together with the Company, the “Borrowers”) under the Credit Agreement, and certain other wholly-owned domestic subsidiaries are guarantors (the “Guarantors” and, together with the Borrowers, the “Loan Parties”) under the Credit Agreement. The Borrowers and the Guarantors are jointly and severally liable for the Borrowers’ obligations under the Credit Agreement. The Loan Parties’ obligations under the Credit Agreement are secured, subject to customary permitted liens and certain exclusions, by a perfected security interest in (a) all tangible and intangible assets and (b) all of the capital stock owned by the Loan Parties (limited, in the case of foreign subsidiaries, to 65% of the capital stock of such foreign subsidiaries). The Borrowers may voluntarily prepay the loans at any time without payment of a premium. The Borrowers are required to make mandatory prepayments of the loans (without payment of a premium) with net cash proceeds received upon the occurrence of certain “prepayment events,” which include certain sales or other dispositions of collateral, certain casualty or condemnation events, certain equity issuance or capital contributions, and the incurrence of certain debt. The Borrowers have the right to increase the revolving commitments up to and above $60,000,000. Borrowers may make a maximum of three such requests in a minimum amount of $5,000,000 each. Upon approval of such an increase, the aggregate revolving commitment amount will be revised and the Credit Agreement amended as appropriate. The SEC requires that condensed consolidating financial information be provided for the subsidiaries that have guaranteed the debt of the parent company of those subsidiaries, where the guarantee is full and unconditional and where the voting interest of the subsidiary is 100% owned by the parent company. All items in our consolidated balance sheets relate to the parent company and all items in our consolidated statements of comprehensive loss relate to our non-guarantor subsidiaries, therefore condensed consolidating financial information is not presented herein.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, fundamental changes, investments, dispositions, prepayment of other indebtedness, mergers, and dividends and other distributions. Under the Credit Agreement, the Company is not required to maintain a minimum fixed charge coverage ratio, unless excess availability is less than $6,000,000, as defined, whereby a ratio of 1.0 to 1.0 will be required. Events of default under the Credit Agreement include: failure to timely make payments due under the Credit Agreement; material misrepresentations or misstatements under the Credit Agreement and other related agreements; failure to comply with covenants under the Credit Agreement and other related agreements; certain defaults in respect of other material indebtedness; insolvency or other related events; certain defaulted judgments; certain ERISA-related events; certain security interests or liens under the loan documents cease to be, or are challenged by the Company or any of its subsidiaries as not being, in full force and effect; any loan document or any material provision of the same ceases to be in full force and effect; and certain criminal indictments or convictions of any Loan Party. As of June 30, 2012, the Company was in compliance with all covenants under the Credit Agreement.

As of June 30, 2012, the Company had a capital lease obligation of $208,000.

Note 7 – Stockholders’ Equity and Share-Based Compensation

Common Stock

The Company has 100,000,000 shares of common stock authorized. The Company has never paid cash dividends on its common stock. The following issuances of common stock were made during the twenty-six weeks ended June 30, 2012:

•	The Company issued 20,000 shares of common stock from option exercises under its 2007 Omnibus Incentive Plan, as discussed below.

•

7,592 shares of common stock were awarded and issued to one non-employee member of the Board of Directors for service fees earned in the aggregate amount of $31,875. An additional 2,529 shares of common stock were awarded to the same non-employee director for services rendered during the thirteen weeks ended June 30, 2012 in the amount of $10,625; such shares were issued in July 2012. Such common stock was awarded from the 2007 Omnibus Incentive Plan, discussed below.

Share-Based Compensation Plan Information

The Company adopted the 2007 Omnibus Incentive Plan (the “2007 Omnibus Plan”) in January 2007, which became effective on the effective date (February 8, 2007) of the registration statement filed in connection with the Company’s initial public offering. Under the 2007 Omnibus Plan, the Company is authorized to issue shares of common stock under various instruments to eligible employees and non-employees of the Company. Options granted under the 2007 Omnibus Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must be equal to 100% of the fair market value on the date of grant. The 2007 Omnibus Plan also provides for automatic grant of options to purchase common stock and common stock awards to non-employee directors. At June 30, 2012, 1,865,895 shares were available for future grants under the 2007 Omnibus Plan.

The following table summarizes the Company’s stock option activity under the 2007 Omnibus Plan for the twenty-six weeks ended June 30, 2012:

(unaudited)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2011	5,526,090	$4.51	6.95
Granted	777,500	$4.21
Exercised	(20,000)	$2.14
Expired	(165,000)	$4.75
Forfeited	(100,000)	$7.80

Options outstanding, June 30, 2012	6,018,590	$4.42	7.08	$4,649,000
Options exercisable, June 30, 2012	3,938,350	$4.06	6.13	$4,020,000

The weighted-average fair value of options granted during the twenty-six weeks ended June 30, 2012 was $2.65 per share.

The intrinsic value of stock options at the date of the exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During the twenty-six weeks ended June 30, 2012, the total intrinsic value of the exercised options was $52,000. Aggregate Intrinsic Value (in the table above) is calculated as the difference between the exercise price of underlying awards and the fair value price of the Company’s common stock for options that were in-the-money as of June 30, 2012.

Under the 2007 Omnibus Plan, the Company had $2.8 million of unrecognized share-based compensation expense related to stock options outstanding as of June 30, 2012, which expense is expected to be recognized over a weighted-average period of 2.79 years.

The Company adopted the 2007 New Employee Incentive Plan (the “2007 New Employee Plan”) in October 2007. Under the 2007 New Employee Plan, the Company is authorized to issue 2.0 million shares of common stock under various instruments solely to new employees. Options granted under the 2007 New Employee Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must not be less than 100% of the fair market value on the date of grant. As of June 30, 2012, 1,183,333 options were outstanding and exercisable, and 816,667 shares were available for future grants, under the 2007 New Employee Plan. During the twenty-six weeks ended June 30, 2012, 66,667 options were forfeited under the 2007 New Employee Plan. Under the 2007 New Employee Plan, the Company had no unrecognized share-based compensation expense related to stock options outstanding as of June 30, 2012.

The Company adopted the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) in March 2006. All stock options to purchase common stock granted to employees in 2006 were granted under the 2006 Plan and had exercise prices equal to the fair value of the underlying stock, as determined by the Company’s Board of Directors on the applicable option grant date. After fiscal 2008, no shares have been available for future grants under the 2006 Plan. As of June 30, 2012, 672,628 options were outstanding and exercisable under the 2006 Plan. During the twenty-six weeks ended June 30, 2012, 6,000 options expired under the 2006 Plan. Under the 2006 Plan, the Company has fully recognized share-based compensation expense related to the 2006 Plan stock options outstanding as of June 30, 2012.

Warrants

On May 5, 2009, the Company issued warrants to purchase up to 30,000 shares of common stock at an exercise price of $2.14 per share, which warrants terminate seven years after their grant date. The warrants were issued in connection with the financial advisory services provided by a consultant to the Company. The warrants vested in thirty-six equal monthly increments of 833 shares each on the last calendar day of each calendar month commencing May 5, 2009. The grant date fair value of these warrants issued on May 5, 2009 was $1.09 per share. Accordingly, these non-employee equity instruments were re-measured as they vested over the requisite service period. These warrants became fully vested during the quarter ended June 30, 2012, in which the final re-measured fair value was $3.14 per share.

On April 27, 2010, the Company issued additional warrants to purchase up to 20,000 shares of common stock at an exercise price of $8.32 per share, to the same consultant in connection with the financial advisory services provided to the Company. The warrants terminate seven years after their grant date. The warrants vested in twenty-four equal monthly increments of 833 shares each on the last calendar day of each calendar month commencing April 27, 2010. The grant date fair value of the additional warrants issued on April 27, 2010 was $2.12 per share. Accordingly, these non-employee equity instruments were re-measured as they vested over the requisite service period. These warrants became fully vested during the quarter ended March 31, 2012, in which the final re-measured fair value was $1.42 per share.

The Company determined the fair value of the warrants at the date of grant, and upon the re-measurement dates, using the Black-Scholes option pricing model based on the fair value of the underlying common stock, the exercise price, remaining contractual term, risk-free rate and expected volatility. No warrants were exercised during the twenty-six weeks ended June 30, 2012. As of June 30, 2012, warrants to purchase 50,000 shares of common stock were outstanding and exercisable. Aggregate intrinsic value of outstanding and exercisable warrants was $61,000 as of June 30, 2012, which was calculated as the difference between the exercise price of underlying awards and the fair value price of the Company’s common stock for warrants that were in-the-money. Total warrants share-based compensation expense recognized during the thirteen weeks ended June 30, 2012 and July 2, 2011 amounted to $5,000 and $17,000, respectively. Total warrants share-based compensation expense recognized during the twenty-six weeks ended June 30, 2012 and July 2, 2011 amounted to $16,000 and $43,000, respectively. The Company had no unrecognized share-based compensation expense related to warrants outstanding as of June 30, 2012.

Performance Stock Options

During the twenty-six weeks ended June 30, 2012, under the 2007 Omnibus Plan, the Board of Directors approved performance options to purchase 125,000 shares of common stock for certain employees of the Company that vest over a four-year period based on the achievement of operational goals. Certain performance options contain vesting acceleration clauses. The performance option grants were valued using the Black-Scholes option pricing model in the same manner as other stock option grants, as discussed below. One previously granted performance option was forfeited in connection with the performance goals not being met at the end of the requisite service period. Accordingly, $105,000 of previously recognized share-based compensation expense was reversed during the twenty-six weeks ended June 30, 2012.

Share-Based Compensation Expense

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for each of the twenty-six week periods ended:

(unaudited)	June 30, 2012	July 2, 2011
Expected life	5.73 years	6 – 6.25 years
Risk-free interest rate	1.0% – 1.2%	2.0% – 2.6%
Expected volatility	73% – 74%	50%
Expected dividend yield	0%	0%

Share-based compensation from options, warrants and stock awards, is included in our consolidated statements of comprehensive loss as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(unaudited)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Marketing expense	$152	$88	$196	$248
General and administrative expense	155	399	577	775
Fulfillment expense	43	91	136	176
Technology expense	24	65	49	125

Total share-based compensation expense	$374	$643	$958	$1,324

Share-based compensation expense (in the table above) is net of amounts capitalized to internally-developed software, including $85,000 and $58,000 during the thirteen weeks ended June 30, 2012 and July 2, 2011, respectively, and $136,000 and $111,000 during the twenty-six weeks ended June 30, 2012 and July 2, 2011, respectively. The table above excludes the expense from issuing stock awards to one non-employee director for services rendered, in the amount of $10,625 and $21,250, for the thirteen and twenty-six weeks ended June 30, 2012, respectively; no such expenses were incurred in fiscal 2011.

Under ASC 718, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures significantly differ from those estimates. Our estimated forfeiture rates are calculated based on actual historical forfeitures experienced under our equity plans. In the first quarter of fiscal 2012, the Company performed a periodic review of the estimated forfeiture rates and determined an increase to the existing forfeiture rates was necessary. This increase was primarily attributed to higher terminations in the non-executive employee group than was previously expected. Accordingly, the Company updated the forfeiture rates from 10% to 18%, to 16% to 34% and has applied such revised rates during the twenty-six weeks ended June 30, 2012.

There was $2.8 million, net of estimated forfeitures of approximately $3.2 million, of unrecognized compensation expense related to stock options and warrants as of June 30, 2012, which expense is expected to be recognized over a weighted-average period of 2.79 years.

Note 8 – Net Loss Per Share

Net loss per share has been computed in accordance with ASC 260 Earnings per Share. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(unaudited)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net loss per share:
Numerator:
Net loss	$(1,696)	$(2,564)	$(2,484)	$(2,810)
Denominator:
Weighted-average common shares outstanding (basic)	30,650,519	30,543,037	30,644,453	30,496,558
Common equivalent shares from common stock options and warrants	—	—	—	—

Weighted-average common shares outstanding (diluted)	30,650,519	30,543,037	30,644,453	30,496,558

Basic and diluted net loss per share	$(0.06)	$(0.08)	$(0.08)	$(0.09)

The weighted-average anti-dilutive securities, which are excluded from the calculation of diluted earnings per share due to the Company’s net loss position for the periods then ended (including securities that would otherwise be excluded from the calculation of diluted earnings per share due the Company’s stock price), are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(unaudited)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Common stock warrants	50,000	50,000	50,000	50,000
Options to purchase common stock	7,808,507	7,293,001	7,751,657	7,137,593

Total	7,858,507	7,343,001	7,801,657	7,187,593

Note 9 – Income Taxes

As discussed in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations”, the Company applies the current U.S. GAAP on accounting for uncertain tax positions, which prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has greater than 50 percent likelihood of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of June 30, 2012, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.

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

For the thirteen weeks ended June 30, 2012 and July 2, 2011, the effective tax rate for the Company was (8.2)% and (8.2)%, respectively. For the twenty-six weeks ended June 30, 2012 and July 2, 2011, the effective tax rate for the Company was (11.2)% and (8.2)%, respectively. The Company’s effective tax rate for the thirteen and twenty-six weeks ended June 30, 2012 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses and the increase in deferred tax liabilities related to tax deductible indefinite-lived intangible assets, as well as tax expense incurred outside of the U.S. The Company’s effective tax rate for the thirteen and twenty-six weeks ended July 2, 2011 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against pre-tax losses and the increase in deferred tax liabilities related to tax deductible indefinite-lived intangible assets.

Note 10 – Commitments and Contingencies

Facilities Leases

The Company’s corporate headquarters and warehouse facilities are located in Carson, California. As of June 30, 2012, we maintained multiple separate leases for the Carson, California facilities. The Company’s primary facilities are under one sublease agreement with an initial five year term through October 2016, and optional renewals through January 2020. The Company also leases warehouse space in Chesapeake, Virginia under an agreement scheduled to expire June 2016. The Company also leases office and warehouse space in Independence, Ohio under an agreement through January 2013, with two five-year renewal options. The Company’s Philippines subsidiary leases office space under a sixty-three month agreement through May 2015, renewable for an additional sixty months through April 2020. As of the date hereof, the Company has not committed to any facilities lease renewals.

Facility rent expense for the thirteen weeks ended June 30, 2012 and July 2, 2011 was $0.6 million and $0.7 million, respectively. The Company’s facility rent expense was inclusive of amounts charged from a related party during the thirteen weeks ended June 30, 2012 and July 2, 2011 of $0.1 million and $0.1 million, respectively. Facility rent expense for the twenty-six weeks ended June 30, 2012 and July 2, 2011 was $1.2 million and $1.3 million, respectively. The Company’s facility rent expense was inclusive of amounts charged from a related party during the twenty-six weeks ended June 30, 2012 and July 2, 2011 of $0.2 million and $0.2 million, respectively.

Legal Matters

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

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of the date hereof, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flow of the Company. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations.

Note 11 – Employee Retirement Plan and Deferred Compensation Plan

Effective February 17, 2006, the Company adopted a 401(k) defined contribution retirement plan covering all full time employees who have completed one month of service. The Company may, at its sole discretion, match fifty cents per dollar up to 6% of each participating employee’s salary. The Company’s contributions vest in annual installments over three years. Discretionary contributions made by the Company totaled $92,000 and $56,000 during the thirteen weeks ended June 30, 2012 and July 2, 2011, respectively. Discretionary contributions made by the Company totaled $171,000 and $146,000 during the twenty-six weeks ended June 30, 2012 and July 2, 2011, respectively.

In January 2010, the Company adopted the U.S. Auto Parts Network, Inc. Management Deferred Compensation Plan (the “Deferred Compensation Plan”), for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 90% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by the Company through the purchase of Company-owned life insurance policies with the Company (employer) as the owner and beneficiary, in order to preserve the tax-deferred savings advantages of a non-qualified plan. The plan assets are the cash surrender value of the Company-owned life insurance policies and not associated with the deferred compensation liability. The deferred compensation liabilities (consisting of employer contributions, employee deferrals and associated earnings and losses) are general unsecured obligations of the Company. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company may at its discretion contribute certain amounts to eligible employee accounts. In January 2010, the Company began to contribute 50% of the first 2% of participants’ eligible contributions into their Deferred Compensation Plan accounts. The Company’s contributions vest in annual installments over three years. In September 2010, the Company established and transferred its ownership to a rabbi trust to hold the Company-owned life insurance policies. As of June 30, 2012, the assets and associated liabilities of the Deferred Compensation Plan were $0.7 million and $0.5 million, respectively, and are included in other non-current assets and other non-current liabilities in our consolidated balance sheets. As of December 31, 2011, the assets and associated liabilities of the Deferred Compensation Plan were $0.5 million and $0.4 million and are included in other non-current assets and other non-current liabilities, respectively, in our consolidated balance sheets. As of June 30, 2012, the associated liabilities mainly include the employee contributions of $0.4 million and the Company contributions of $0.1 million. For the thirteen weeks ended June 30, 2012 and July 2, 2011, included in other income, net, the Company recorded a loss of $18,000 and a loss of $3,000, respectively, for the change in the cash surrender value of the Company-owned life insurance policies. For the twenty-six weeks ended June 30, 2012 and July 2, 2011, included in other income, net, the Company recorded a gain of $16,000 and a gain of $9,000, respectively, for the change in the cash surrender value of the Company-owned life insurance policies.

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

Our History. We were formed in Delaware in 1995 as a distributor of aftermarket auto parts and launched our first website in 2000. We rapidly expanded our online operations, increasing the number of SKUs sold through our e-commerce network, adding additional websites, improving our Internet marketing proficiency and commencing sales in online marketplaces. Additionally, in August 2010, through our acquisition of Automotive Specialty Accessories and Parts, Inc. and its wholly-owned subsidiary Whitney Automotive Group, Inc. (referred to herein as “WAG”), we expanded our product-lines and increased our customer reach in the do-it-yourself (“DIY”) automobile and off-road accessories market (see “Acquisitions ” below). As a result, our business has grown since 2000, generating net sales of $327.1 million for the fiscal year ended December 31, 2011.

International Operations. In April 2007, we established offshore operations in the Philippines. Our offshore operations allow us to access a workforce with the necessary technical skills at a significantly lower cost than comparably experienced U.S.-based professionals. Our offshore operations are responsible for a majority of our website development, catalog management and back office support. Our offshore operations also house our main call center. We had 973 employees in the Philippines as of June 30, 2012. In addition to our operations in the Philippines, we have a Canadian subsidiary to facilitate sales of our products in Canada; the subsidiary has no distribution center or employees. We also ship parts directly to Canada and through a freight forwarding partner throughout the world. In fiscal 2011, we shipped auto parts to over 160 different countries. We believe the cost advantages of our offshore operations provide us with the ability to grow our business in a cost-effective manner, and we expect to continue to add headcount and infrastructure to our offshore operations.

Acquisitions. From time to time, we may acquire certain businesses, websites, domain names, or other assets. In August 2010, Go Fido, Inc., a wholly-owned subsidiary of ours, completed the purchase of all of the outstanding capital stock of WAG. WAG’s Midwest facility expanded our distribution network and the merchandise WAG offers extended our go-to market product-lines into all terrain vehicles, recreational vehicles and motorcycles, as well as provides us with deep product knowledge into niche segments like Jeep, Volkswagen and trucks. This expansion of our product line increased our customer reach in the DIY automobile and off-road accessories market. The Company believes that the combination of WAG’s established brands and focus on the customer experience, coupled with the Company’s capacity to compete online, creates opportunity for growth. Related to the WAG acquisition, the Company incurred acquisition and integration related costs of $7.4 million during the fiscal year ended December 31, 2011. These costs included one-time contract cancellation costs of $1.5 million that the Company recorded in September 2011, for terminating WAG’s sublease agreement related to its former corporate offices located in Chicago, Illinois. We have incurred no significant integration costs after fiscal 2011 and none are anticipated going forward. We may pursue additional acquisition opportunities in the future to increase our share of the aftermarket auto parts market or expand our product offerings.

Executive Summary

The Company reported net sales for the second quarter ended June 30, 2012 (“Q2 2012”) of $80.7 million compared with the second quarter ended July 2, 2011 (“Q2 2011”) net sales of $84.3 million, a decrease of 4.2% from Q2 2011 net sales. Q2 2012 net loss was $1.7 million, or $0.06 per share, compared with Q2 2011 net loss of $2.6 million, or $0.08 per share. The Company generated Adjusted EBITDA (EBITDA plus current period’s share-based compensation, loss on debt extinguishment, legal costs to enforce intellectual property rights and restructuring expenses related to acquisition) of $3.7 million for Q2 2012 compared to $4.6 million for Q2 2011, a decrease of 19.5% from Q2 2011. Adjusted EBITDA is presented because such measure is used by rating agencies, securities analysis, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income as an indicator of the Company’s operating performance or as an alternative to cash flows as a measure of the Company’s overall liquidity as presented in the Company’s consolidated financial statements. Further, the Adjusted EBITDA measure shown for the Company may not be comparable to similarly titled measures used by other companies.

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

Average Order Value: Average order value represents our net sales on a placed orders basis for a given period of time divided by the total number of orders recorded during the same period of time. We seek to increase the average order value as a means of increasing net sales. Average order values vary depending upon a number of factors, including the components of our product offering, the order volume in certain online sales channels, macro-economic conditions and the general level of competition online.

The tables below reconcile net loss to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net loss	$(1,696)	$(2,564)	$(2,484)	$(2,810)
Interest expense, net	183	172	382	437
Income tax provision	128	195	252	213
Amortization of intangibles	341	1,363	681	2,990
Depreciation and amortization	4,001	3,072	7,748	6,075

EBITDA	2,957	2,238	6,579	6,905

Share-based compensation	374	643	958	1,324
Loss on debt extinguishment	360	—	360	—
Legal costs to enforce intellectual property rights	—	161	—	232
Restructuring costs	—	1,542	—	2,775

Adjusted EBITDA	$3,691	$4,584	$7,897	$11,236

Basis of Presentation

Net Sales. Online and offline sales represent two different sales channels for our products. We generate online net sales primarily through the sale of auto parts to individual consumers through our network of e-commerce websites and online marketplaces, including online advertising. E-commerce sales are derived from our network of websites, which are Company owned and operated. E-commerce and online marketplace sales also include inbound telephone sales through our call center that supports these sales channels. Online marketplaces consist primarily of sales of our products on online auction websites, where we sell through auctions as well as through storefronts that we maintain on these third-party owned websites. We sell advertising and sponsorship positions on our e-commerce websites to highlight vendor brands and offer complementary products and services that benefit our customers. Advertising is targeted to specific sections of the websites and can also be targeted to specific users based on the vehicles they drive. Advertising partners primarily include part vendors, national automotive aftermarket brands and automobile manufacturers. Our offline sales channel represents our distribution of products directly to commercial customers by selling auto parts to collision repair shops located in Southern California and Virginia. Our offline sales channel also includes the distribution of our Kool-Vue™ mirror line to auto parts distributors nationwide. We also serve consumers by operating retail outlet stores in Independence, Ohio and LaSalle, Illinois.

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

Marketing Expense. Marketing expense consists of online advertising spend, internet commerce facilitator fees and other advertising costs, as well as payroll and related expenses associated with our marketing catalog, customer service and sales personnel. These costs are generally variable and are typically a function of net sales. Marketing expense also includes depreciation and amortization expense and share-based compensation expense.

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

Interest Expense. Interest expense consists primarily of interest expense on our outstanding loan balances, deferred financing cost amortization and capital lease interest.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, costs and expenses, as well as the disclosure of contingent assets and liabilities and other related disclosures. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, uncollectible receivables, the valuation of investments, valuation of inventory, valuation of deferred tax assets and liabilities, valuation of intangible assets including goodwill and other long-lived assets, recoverability of software development costs, share-based compensation expense and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and we include any revisions to our estimates in our results for the period in which the actual amounts become known.

Our critical accounting policies are included in “ Note 1 – Summary of Significant Accounting Policies and Nature of Operations” of the Notes to Consolidated Financial Statements, included above in Part I, Item 1 of this report. There were no significant changes to our critical accounting policies during the twenty-six weeks ended June 30, 2012. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations:

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

Results of Operations

The following table sets forth our operating financial data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.8	66.3	69.7	65.6

Gross profit	30.2	33.7	30.3	34.4
Operating expenses:
Marketing	16.1	17.0	15.7	16.3
General and administrative	5.8	10.0	6.3	9.7
Fulfillment	7.0	5.4	6.9	5.6
Technology	2.1	2.3	1.9	2.3
Amortization of intangibles	0.4	1.6	0.4	1.7

Total operating expenses	31.4	36.3	31.2	35.6

Loss from operations	(1.2)	(2.6)	(0.9)	(1.2)
Other income (expense):
Other income, net	—	—	—	—
Interest expense	(0.2)	(0.2)	(0.2)	(0.3)
Loss on debt extinguishment	(0.5)	—	(0.2)	—

Total other expense	(0.7)	(0.2)	(0.4)	(0.3)

Loss before income taxes	(1.9)	(2.8)	(1.3)	(1.5)
Income tax provision	0.2	0.2	0.2	0.1

Net loss	(2.1)%	(3.0)%	(1.5)%	(1.6)%

Thirteen and Twenty-Six Weeks Ended June 30, 2012 Compared to the Thirteen and Twenty-Six Weeks Ended July 2, 2011

Net Sales and Gross Margin

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(in thousands)
Net sales	$80,719	$84,268	$168,155	$171,246
Cost of sales	56,378	55,854	117,186	112,416

Gross profit	$24,341	$28,414	$50,969	$58,830
Gross margin	30.2%	33.7%	30.3%	34.4%

Net sales decreased $3.5 million, or 4.2%, for Q2 2012 compared to Q2 2011. Our Q2 2012 net sales consisted of online sales, representing 92.5% of the total (compared to 94.4% in Q2 2011) and offline sales, representing 7.5% of the total (compared to 5.6% in Q2 2011). The net sales decrease was primarily due to a decline of $4.9 million, or 6.1%, in online sales offset by a $1.3 million, or 28.1% increase in offline sales. Online sales decreased primarily due to a 6% reduction in e-commerce unique visitors and a decline in average order value by 7%, partially offset by a 1% improvement in conversion and an increase of 1% in revenue capture. Our online sales consist of our e-commerce, online marketplace sales channels and online advertising. Our e-commerce channel includes our e-commerce websites supported by our call-center sales agents who generate cross-sell and up-sell opportunities. Our online marketplaces consist primarily of auction and other third-party websites. Online advertising is sold on our e-commerce websites. Our offline sales, which consist of our Kool-Vue™ and wholesale operations, continued to show solid growth.

Net sales decreased $3.1 million, or 1.8%, for the twenty-six weeks ended June 30, 2012 (“YTD Q2 2012”), compared to the twenty-six weeks ended July 2, 2011 (“YTD Q2 2011”). Our YTD Q2 2012 net sales consisted of online sales, representing 93.0% of the total (compared to 94.1% in 2011) and offline sales, representing 7.0% of the total (compared to 5.9% in 2011). The net sales decrease was primarily due to an $11.4 million, or 8.0%, decrease in e-commerce sales, which resulted from a lower conversion, revenue capture and average order value.

Gross profit decreased $4.1 million, or 14.3%, in Q2 2012 compared to Q2 2011. Gross margin declined 3.5% to 30.2% in Q2 2012 compared to 33.7% in Q2 2011. For YTD Q2 2012, gross profit decreased $7.9 million, or 13.4%, compared to YTD Q2 2011. Gross margin declined 4.1% to 30.3% in YTD Q2 2012 compared to 34.4% in YTD Q2 2011. Gross margin was unfavorably impacted by increased competition in the marketplace and higher freight expenses for the thirteen and twenty-six weeks ended June 30, 2012.

Marketing Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(in thousands)
Marketing expense	$12,978	$14,366	$26,428	$27,951
Percent of net sales	16.1%	17.0%	15.7%	16.3%

Total marketing expense decreased $1.4 million, or 9.7%, for Q2 2012 compared to Q2 2011. Online advertising expense, which includes catalog costs, was $5.2 million or 7.0% of online sales for Q2 2012, compared to $7.6 million, or 9.6%, of online sales for Q2 2011. Marketing expense, excluding online advertising, was $7.7 million, or 9.6%, of net sales for Q2 2012, compared to $6.8 million, or 8.0%, of net sales for Q2 2011. Online advertising expense decreased primarily due to reduced catalog advertising costs of $1.3 million, and our non-catalog online advertising expenses (including listing and placement fees paid to commercial and search engine websites) also decreased by $1.1 million due to lower sales volume. Marketing expenses, excluding online advertising, increased primarily due to higher amortization costs related to software deployments.

Total marketing expense decreased $1.5 million, or 5.4%, for YTD Q2 2012 compared to YTD Q2 2011. Online advertising expense, which includes catalog costs, was $11.3 million, or 7.2%, of online sales for YTD Q2 2012, compared to $14.7 million, or 9.3%, of online sales for YTD Q2 2011. Marketing expense, excluding online advertising, was $15.1 million, or 9.0%, of net sales for YTD Q2 2012, compared to $13.2 million, or 7.7%, of net sales for YTD Q2 2011. Online advertising expense decreased primarily due to reduced catalog advertising costs of $2.3 million, and our more substantial non-catalog online adverting expenses (including listing and placement fees paid to commercial and search engine websites) decreased by $1.1 million. Marketing expenses, excluding online advertising, increased primarily due to higher amortization costs related to software deployments.

General and Administrative Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(in thousands)
General and administrative expense	$4,714	$8,407	$10,584	$16,643
Percent of net sales	5.8%	10.0%	6.3%	9.7%

General and administrative expense decreased $3.7 million, or 43.9%, and $6.1 million, or 36.4%, for Q2 2012 and YTD Q2 2012, compared to Q2 2011 and YTD Q2 2011, respectively. The decreases were primarily due to $1.5 million and $2.8 million in WAG restructuring costs during Q2 2011 and YTD Q2 2011, respectively, compared to none in fiscal 2012. Additionally, lower depreciation and amortization expense, payroll expenses and share-based compensation in fiscal 2012 contributed to the decreases.

Fulfillment Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(in thousands)
Fulfillment expense	$5,639	$4,592	$11,557	$9,599
Percent of net sales	7.0%	5.4%	6.9%	5.6%

Fulfillment expense increased $1.0 million, or 22.8%, and $2.0 million, or 20.4%, for Q2 2012 and YTD Q2 2012, compared to Q2 2011 and YTD Q2 2011, respectively. The increase was primarily due to higher depreciation and amortization expense from software deployments and higher payroll expenses.

Technology Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(in thousands)
Technology expense	$1,700	$1,917	$3,236	$3,855
Percent of net sales	2.1%	2.3%	1.9%	2.3%

Technology expense decreased $0.2 million, or 11.3%, and $0.6 million, or 16.1%, for Q2 2012 and YTD Q2 2012, compared to Q2 2011 and YTD Q2 2011, respectively. The decrease was primarily due to lower telephone, consulting and computer support expenses.

Amortization of Intangibles

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(in thousands)
Amortization of Intangibles	$341	$1,363	$681	$2,990
Percent of net sales	0.4%	1.6%	0.4%	1.7%

Amortization of intangibles decreased by $1.0 million, or 75.0%, and $2.3 million, or 77.2%, for Q2 2012 and YTD Q2 2012, compared to Q2 2011 and YTD Q2 2011, respectively. The decrease is primarily due to certain acquired intangibles that were fully amortized during fiscal 2011.

Total Other Expense, Net

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(in thousands)
Total other expense, net	$(537)	$(138)	$(715)	$(389)
Percent of net sales	(0.7)%	(0.2)%	(0.4)%	(0.2)%

Total other expense, net increased $0.4 million, or 289.1%, and $0.3 million, or 83.8%, for Q2 2012 and YTD Q2 2012, compared to Q2 2011 and YTD Q2 2011, respectively, primarily due to the recognized loss on debt extinguishment of $360,000 (refer to additional information in “Note 6 – Borrowings” of the Notes to Consolidated Financial Statements, included above in Part I, Item 1 of this report).

Income Tax Provision

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(in thousands)
Income tax provision	$128	$195	$252	$213
Percent of net sales	0.2%	0.2%	0.2%	0.1%

For Q2 2012 and Q2 2011, our effective tax rate was (8.2)% and (8.2)%, respectively. Additionally, for YTD Q2 2012 and YTD Q2 2011, our effective tax rate was (11.2)% and (8.2)%, respectively. The Company’s effective tax rate for the thirteen and twenty-six weeks ended June 30, 2012 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses and the increase in deferred tax liabilities related to tax deductible indefinite-lived intangible assets, as well as tax expense incurred outside of the U.S. The Company’s effective tax rate for the thirteen and twenty-six weeks ended July 2, 2011 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against pre-tax losses and the increase in deferred tax liabilities related to tax deductible indefinite-lived intangible assets. As of June 30, 2012, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters.

Foreign Currency

The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations. See additional information in “Foreign Currency Risk” below in Item 3.

Liquidity and Capital Resources

Sources of Liquidity

During the twenty-six weeks ended June 30, 2012, we funded our operations with cash and cash equivalents generated from operations, short-term investments and our credit facility. We had cash and cash equivalents of $1.4 million as of June 30, 2012, representing an $8.8 million decrease from $10.3 million of cash and cash equivalents as of December 31, 2011. The decrease in cash and cash equivalents was primarily due to payments on accounts payable, capital expenditures and net payments on debt, partially offset by positive cash flows from other working capital sources and net proceeds from sales of our investments. As of June 30, 2012, we had $96,000 in short-term investments, comprised of mutual funds (refer to investment details in “Note 2 – Investments” of the Notes to Consolidated Financial Statements, included above in Part I, Item 1 of this report). Our April 2012 credit facility provides for a revolving commitment of up to $40 million (see “Debt and Available Borrowing Resources” below).

In May 2011, we filed a shelf registration statement covering the offer and sale of up to $200 million of common stock with the SEC. The shelf registration was declared effective by the SEC on August 10, 2011. We have no immediate plans or current commitments to sell this common stock. The terms of any offering under our shelf registration statement will be determined at the time of the offering and disclosed in a prospectus supplement filed with the SEC.

Working Capital

As of June 30, 2012 and December 31, 2011, our working capital was $0.6 million and $8.7 million, respectively. The decrease in reported working capital as of June 30, 2012 is primarily the result of the current classification of our $12.9 million loan balance under our credit facility. Our credit facility consists of a five-year revolving loan with available funds of up to $40 million, which will provide for our working capital requirements as needed going forward (see further discussion in “Debt and Available Borrowing Resources” below). Our revolving loan does not require principal payments, however is classified as current due to certain accounting requirements. Giving consideration to our current liquidity position, excluding our loan balance of $12.9 million, our adjusted working capital was $13.5 million as of June 30, 2012. The adjusted working capital figure is a non-GAAP financial measure, as defined by the SEC, which provides a more complete understanding of factors and trends affecting our business and financial position as of June 30, 2012. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flow for the twenty-six weeks ended June 30, 2012 and July 2, 2011:

	Twenty-Six Weeks Ended
	June 30, 2012	July 2, 2011
Net cash (used in) provided by operating activities	$(1,665)	$7,421
Net cash used in investing activities	(2,378)	(6,057)
Net cash used in financing activities	(4,901)	(2,720)
Effect of exchange rate changes on cash	14	10

Net change in cash and cash equivalents	$(8,930)	$(1,346)

Operating Activities

For the twenty-six weeks ended June 30, 2012, net cash used in operating activities was primarily the result of the following significant items: net loss ($2.5 million), which was offset by adjustments for non-cash items (totaling $10.1 million) such as depreciation and amortization ($8.4 million) and share-based compensation ($1.0 million); and negative net working capital activity (totaling $9.3 million) such as payments on accounts payable (resulting in a net decrease in accounts payable of $4.7 million), cash used for other payables and accrued expenses ($3.3 million), cash used for other liabilities ($2.4 million) and an increase in accounts receivable ($1.6 million), partially offset by a decrease in inventory ($3.0 million).

For the twenty-six weeks ended July 2, 2011, the net cash provided by operating activities was primarily the result of the following significant items: net loss ($2.8 million), which was offset by adjustments for non-cash items (totaling $10.7 million) such as depreciation and amortization ($9.1 million) and share-based compensation ($1.3 million); and negative net working capital activity (totaling $0.4 million) such as an increase in accounts receivable ($2.0 million), partially offset by a decrease in inventory ($2.3 million).

Investing Activities

For the twenty-six weeks ended June 30, 2012, net cash used in investing activities was primarily the result of purchasing property and equipment ($5.4 million), partially offset from net proceeds received from sales of our investments ($3.2 million).

For the twenty-six weeks ended July 2, 2011, net cash used in investing activities was primarily the result of purchasing property and equipment ($7.2 million).

Financing Activities

For the twenty-six weeks ended June 30, 2012, net cash used in financing activities was primarily the result of payments made on debt, totaling $21.6 million, which included the payoff of our previous term loan balance of $17.9 million and payments on our new revolving loan of $3.7 million, partially offset by the proceeds received from our new revolving loan of $16.6 million (see further discussion in “Debt and Available Borrowing Resources” below).

For the twenty-six weeks ended July 2, 2011, net cash used in financing activities was primarily the result of payments made on debt ($3.0 million), partially offset by proceeds received from the exercise of stock options ($0.3 million).

Debt and Available Borrowing Resources

Total debt, comprised of a bank loan ($12.9 million, discussed further below) and a capital lease payable ($0.2 million), was $13.1 million as of June 30, 2012, compared to $18.1 million as of December 31, 2011. The decrease is due to net debt payments of $5.0 million made during the twenty-six weeks ended June 30, 2012. Our April 2012 credit facility provides for a revolving commitment of up to $40 million (discussed further below) and will allow the Company to obtain short-term and long-term financings if we need additional liquidity. Additionally, the new credit facility provides lower interest rate options and interest-only payments.

Our debt-equity ratio is calculated as the carrying value of debt divided by the carrying value of equity. As of June 30, 2012 and December 31, 2011, our debt-equity ratio was 0.22 and 0.30, respectively.

As further discussed in “Note 6 – Borrowings” of the Notes to Consolidated Financial Statements included above in Part I, Item 1 of this report, in August 2010, the Company executed a Loan Agreement and other definitive documentation for a $35 million secured credit facility. The facility was comprised of a term loan in the original principal amount of $25 million and a revolving line of credit with availability up to $10 million. The Company had no borrowings on the revolving line of credit. The remaining term loan balance was $17.9 million as of March 31, 2012 and was scheduled for repayment through June 2014. The facility was repaid in full in April 2012 with a revolving loan arrangement.

On April 26, 2012, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A., as sole lender and administrative agent entered into a Credit Agreement, dated as of April 26, 2012. The Credit Agreement provides for a revolving commitment in an aggregate principal amount of up to $40,000,000 (Credit Facility), which is subject to a borrowing base derived from certain receivables, inventory, property and pledged cash. The Credit Facility matures on April 26, 2017. The Company used the proceeds of the loans borrowed on the closing date to repay in full its previous credit facility with Silicon Valley Bank. In connection with the payoff of our previous credit facility, the Company recorded a loss on debt extinguishment of $360,000 which was comprised of a prepayment fee in the amount of $166,000, accelerated deferred financing costs in the amount of $185,000 and other direct expenses related to the previous debt. At June 30, 2012, our outstanding revolving loan balance was $12.9 million. The customary events of default under the Credit Facility include certain subjective acceleration clauses, which management has determined the likelihood of such acceleration is more than remote, considering the recurring losses experienced by the Company, therefore a current classification of our long-term loan balance was required as of June 30, 2012.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.50%, or (b) an “alternate base rate” minus an applicable margin of 0.50%. Each applicable margin as set forth in the prior sentence is subject to increase or decrease by 0.25% per annum based upon the Company’s fixed charge coverage ratio. At June 30, 2012, the Company’s LIBOR based interest rate was 1.75% (on $10.0 million principal) and the Company’s Prime based rate was 2.75% (on $2.9 million principal). The Company made no loan draws under the Credit Facility as of June 30, 2012; however in July 2012, the Company borrowed a total of $5.5 million with interest currently at 2.75% (Prime minus 0.50%). Interest-only payments are currently due monthly. A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.20% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than $6,000,000 at any time, as defined, and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $7,000,000 at all times. The Company’s excess availability was $14.9 million at June 30, 2012. As of the date hereof, the cash dominion period has not been in effect; accordingly no principal payments are currently due. By amendment to the Credit Agreement, the Company also has the right to request increases to the revolving commitments up to and above $60,000,000. See additional information in “Note 6 – Borrowings” of the Notes to Consolidated Financial Statements included above in Part I, Item 1 of this report.

As of June 30, 2012, the Company had a capital lease obligation of $208,000.

Funding Requirements

We anticipate that funds generated from operations, cash on hand, short-term investments and if needed, borrowings under our Credit Facility, will be sufficient to meet our working capital needs and expected capital expenditures, continue our technology investments in an effort to improve our websites, operating systems and backend platforms, and continue the servicing of our Credit Facility, for at least the next twelve months. As discussed above, our new Credit Facility provides a less restrictive asset-based funding limit and interest-only payment requirements, which gives us improved liquidity options at a lower cost of capital, if and when needed. Our future capital requirements may, however, vary materially from those now planned or anticipated. Changes in our operating plans, lower than anticipated net sales, additional acquisitions, increased expenses, continued or worsened economic conditions, or other events, including those described in “Risk Factors” included in Part II, Item 1A may cause us to seek additional debt or equity financings in the future. We may need to issue common stock under our shelf registration, discussed above. Financings may not be available on acceptable terms, on a timely basis, or at all, and our failure to raise adequate capital when needed could negatively impact our growth plans and our financial condition and results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The following table sets forth our contractual cash obligations and commercial commitments as of June 30, 2012:

	Payment Due By Period (in thousands)
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal payments on debt (1)	$12,908	$—	$—	$12,908	$—
Interest payments on debt (2)	1,229	128	765	336	—
Operating lease obligations (3)	5,313	1,809	2,257	1,247	—
Capital lease obligations (4)	219	128	51	40	—

(1)	Amounts represent the expected principal cash payments relating to our debt and do not include any fair value adjustments or discounts and premiums. Our outstanding debt is comprised of a revolving loan which currently has no principal payment requirements, and matures in April 2017. See additional information in “Liquidity and Capital Resources – Debt and Available Borrowing Resources” above.
(2)	Amounts represent the expected interest cash payments relating to our revolving loan balance at June 30, 2012. The interest rates at June 30, 2012 were used to calculate the expected future interest payments.
(3)	Commitments under operating leases relate primarily to our leases on our principal facility in Carson, California, our distribution centers in Chesapeake, Virginia and Independence, Ohio, and our call center in the Philippines. Total operating lease commitments include payments due to a related party for one of our facilities leases in the amount of $343,000.
(4)	Commitments under capital leases relate to equipment lease agreements and include interest.

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

Interest Rate Risk. Our investment securities generally consist of mutual funds and other high-grade securities. As of June 30, 2012, our investments were comprised of $96,000 of investments in mutual funds that primarily hold debt securities. During the twenty-six months ended June 30, 2012, the Company fully redeemed its remaining ARPS investments. During the various ARPS holding periods, the Company earned the stated rate of interest and incurred no realized losses (refer to investment details in “ Note 3 – Fair Value Measurements” of the Notes to Consolidated Financial Statements, included above in Part I, Item 1 of this report).

As of June 30, 2012, we had a balance of $12.9 million outstanding under a revolving loan under our credit facility. The interest rate on this loan is computed based on a LIBOR and Prime loan rate, adjusted by features specified in our loan agreement. At our debt level as of June 30, 2012, a 100 basis point increase in interest rates would not materially affect our earnings and cash flows. If, however, we are unable to meet the covenants in our loan agreement, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate. There can be no assurance that any renegotiated terms of credit would not materially impact our earnings. At June 30, 2012, our LIBOR based interest rate was 1.75% per annum (on $10.0 million principal) and our Prime based rate was 2.75% per annum (on $2.9 million principal). Refer to additional discussion above in Item 2, under the caption “Liquidity and Capital Resources – Debt and Available Borrowing Resources”.

Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. dollar weakens year-over-year relative to currencies in our international locations, our consolidated net sales, gross profit and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. dollar strengthens year-over-year relative to currencies in our international locations, our consolidated net sales, gross profit and operating expenses will be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos, and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, a fluctuation of 10% in the Peso/U.S. dollar exchange rate would have approximately a $0.7 million impact on our Philippine operating expenses for the twenty-six weeks ended June 30, 2012. Our Canadian website sales are denominated in Canadian dollars; however, fluctuations in exchange rates from these operations are only expected to have a nominal impact on our operating results due to the relatively small number of sales generated in Canada. We believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.

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

As part of our growth strategy, we acquired WAG on August 12, 2010 and we expect that we will selectively pursue additional acquisitions of businesses, technologies or services in order to expand our capabilities, enter new markets or increase our market share. In conjunction with the acquisition of WAG, we recorded a significant valuation allowance against our deferred tax asset, and have incurred greater than usual legal and accounting fees, as well as general and administrative expenses. Additionally, because the acquisition of WAG was a stock purchase, we may incur liability for acts taken prior to our acquisition that may involve costly litigation. Integrating any newly acquired businesses’ websites, technologies or services is likely to be expensive and time consuming. For example, our acquisition of All OEM Parts, Inc., Partsbin.com, Inc., and other affiliated companies (collectively “Partsbin”), resulted in significant costs, including a material impairment charge, a write-down of goodwill associated with the acquisition, and a number of challenges, including retaining employees of the acquired company, integrating our order processing and credit processing, integrating our product pricing strategy, and integrating the diverse technologies and differing e-commerce platforms and accounting systems used by each company. Our integration activities in connection with our acquisitions have also caused a substantial diversion of our management’s attention. If we are unable to successfully complete the integration of acquisitions, we may not realize the anticipated synergies from such acquisitions, we may take impairment charges and write-downs associated with such acquisitions, and our business and results of operations could suffer. In connection with the acquisition of WAG, during the fiscal year ended December 31, 2011, we incurred acquisition and integration related costs of $7.4 million and recorded a non-cash impairment charge on certain trade name intangible assets totaling $5.1 million. During the twenty-six weeks ended June 30, 2012, we incurred no acquisition and integration related costs and no related impairment charges were recorded during the period then ended.

*Our operations are restricted by our credit facility, and our ability to borrow funds under our credit facility is subject to a borrowing base.

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

In addition, our credit facility is subject to a borrowing base derived from certain of our receivables, inventory, property and pledged cash. In the event that components of the borrowing base are adversely affected for any reason, including adverse market conditions or downturns in general economic conditions, we could be restricted in the amount of funds we can borrow under the credit facility. Furthermore, in the event that components of the borrowing base decrease to a level below the amount of loans then-outstanding under the credit facility, we could be required to immediately repay loans to the extent of such shortfall. If any of these events were to occur, it could severely impact our liquidity and capital resources, limit our ability to operate our business and could have a material adverse effect on our financial condition and results of operations.

Furthermore, our credit facility requires us to satisfy certain financial covenants. These financial covenants and tests could limit our ability to react to market conditions or satisfy extraordinary capital needs and could otherwise restrict our financing and operations.

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

We maintain international business operations in the Philippines. This international operation includes development and maintenance of our websites, our main call center, and sales and back office support services. We also operate a Canadian subsidiary to facilitate sales in Canada. We are subject to a number of risks and challenges that specifically relate to our international operations. Our international operations may not be successful if we are unable to meet and overcome these challenges, which could limit the growth of our business and may have an adverse effect on our business and operating results. These risks and challenges include:

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

We acquire substantially all of our products from manufacturers and distributors located in Taiwan, China and the United States. Our top ten suppliers represented 45.5% of our total product purchases during the twenty-six weeks ended June 30, 2012. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. In addition, our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. In addition, the increasing consolidation among auto parts suppliers may disrupt or end our relationship with some suppliers, result in product shortages and/or lead to less competition and, consequently, higher prices.

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

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on our distributors to manage inventory, process orders and distribute those products to our customers in a timely manner. For the twenty-six weeks ended June 30, 2012, our product purchases from two drop-ship suppliers represented 19.7% of our total product purchases. If we do not maintain our existing relationships with these suppliers and our other distributors on acceptable commercial terms, we will need to obtain other suppliers and may not be able to continue to offer a broad selection of merchandise at competitive prices, and our sales may decrease.

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

We regard our trademarks, trade secrets and similar intellectual property such as our proprietary back-end order processing and fulfillment code and process as important to our success. We rely on trademark and copyright law, and trade secret protection, and confidentiality and/or license agreements with employees, customers, partners and others to protect our proprietary rights. We cannot be certain that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, our proprietary rights may be infringed or misappropriated, and we could be required to incur significant expenses to preserve them. For instance, on June 25, 2009, we filed a lawsuit in United States District Court, Central District of California against PartsGeek LLC, its members and several of its employees, alleging, among other things, misappropriation of trade secrets, breach of contract and unfair competition. We are requesting both monetary and injunctive relief. The outcome of such litigation is uncertain, and the cost of prosecuting the litigation may have an adverse impact on our earnings. We have common law trademarks, as well as pending federal trademark registrations for several marks and several registered marks. Even if we obtain approval of such pending registrations, the resulting registrations may not adequately cover our intellectual property or protect us against infringement by others. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services may be made available online. We also currently own or control a number of Internet domain names, including www.usautoparts.net , www.autopartswarehouse.com , www.partstrain.com , www.jcwhitney.com , www.AutoMD.com and www.stylintrucks.com , and have invested time and money in the purchase of domain names and other intellectual property, which may be impaired if we cannot protect such intellectual property. We may be unable to protect these domain names or acquire or maintain relevant domain names in the United States and in other countries. If we are not able to protect our trademarks, domain names or other intellectual property, we may experience difficulties in achieving and maintaining brand recognition and customer loyalty.

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

Risks Related To Our Common Stock

*Our stock price has been and may continue to be volatile, which may result in losses to our stockholders.

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

Since the completion of our initial public offering in February 2007 through June 30, 2012, the trading price of our common stock has been volatile, ranging from a high of $12.61 per share to a low per share of $1.00. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operation.

*Our executive officers and directors own a significant percentage of our stock.

As of June 30, 2012, our executive officers and directors and entities that are affiliated with them beneficially owned in the aggregate approximately 46.7% of our outstanding shares of common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to significantly influence our management and affairs and matters requiring stockholder approval including the election of our entire Board of Directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.

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

While management has concluded that our internal controls over financial reporting continue to be effective as of June 30, 2012 (since management assessed the effectiveness as of December 31, 2011), we have in the past, and could in the future, have a significant deficiency or material weakness in our control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference to the location indicated below:

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of U.S. Auto Parts Network, Inc. as filed with the Delaware Secretary of State on February 14, 2007 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

3.2	Amended and Restated Bylaws of U.S. Auto Parts Network, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

4.1*	Specimen common stock certificate

10.77	Credit Agreement, dated April 26, 2012, by and between U.S. Auto Parts Network, Inc., certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2012)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ¿	XBRL Instance Document

101.SCH ¿	XBRL Taxonomy Extension Schema Document

101.CAL ¿	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB ¿	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ¿	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the exhibit of the same number from the registration statement on Form S-1 of U.S. Auto Parts Network, Inc. (File No. 333-138379) initially filed with the Securities and Exchange Commission on November 2, 2006, as amended.
+	Indicates a management contract or compensatory plan or arrangement
¿	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2012	U.S. AUTO PARTS NETWORK, INC.

	By:	/s/ Shane Evangelist
Shane Evangelist
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David Robson
David Robson
Chief Financial Officer
(Principal Financial and Accounting Officer)