Form 10-Q
period 2012-09-29
U.S. Auto Parts Network, Inc.
filed 2012-11-06
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

As of October 31, 2012, the registrant had 31,128,043 shares of common stock, $0.001 par value, outstanding.

U.S. AUTO PARTS NETWORK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2012

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value)

	September 29, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,076	$10,335
Short-term investments	99	1,125
Accounts receivable, net of allowances of $231 and $183 at September 29, 2012 and December 31, 2011, respectively	8,583	7,922
Inventory	48,658	52,245
Deferred income taxes	446	446
Other current assets	4,370	3,548

Total current assets	63,232	75,621
Property and equipment, net	32,191	34,627
Intangible assets, net	8,997	9,984
Goodwill	18,854	18,854
Investments	—	2,104
Other non-current assets	1,358	1,026

Total assets	$124,632	$142,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,994	$41,303
Accrued expenses	8,674	11,565
Revolving loan payable	17,126	—
Current portion of long-term debt	—	6,250
Current portion of capital leases payable	84	135
Other current liabilities	4,044	7,702

Total current liabilities	62,922	66,955
Long-term debt, net of current portion	—	11,625
Capital leases payable, net of current portion	89	37
Deferred income taxes	1,970	1,596
Other non-current liabilities	1,551	1,079

Total liabilities	66,532	81,292
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 100,000 shares authorized; 31,125 and 30,626 shares issued and outstanding at September 29, 2012 and December 31, 2011, respectively	31	31
Additional paid-in-capital	159,446	157,140
Accumulated other comprehensive income	392	327
Accumulated deficit	(101,769)	(96,574)

Total stockholders’ equity	58,100	60,924

Total liabilities and stockholders’ equity	$124,632	$142,216

See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales	$73,014	$78,593	$241,169	$249,839
Cost of sales (1)	50,121	54,248	167,307	166,664

Gross profit	22,893	24,345	73,862	83,175

Operating expenses:
Marketing	12,909	14,002	39,337	41,953
General and administrative	4,926	9,096	15,510	25,739
Fulfillment	5,685	4,449	17,242	14,048
Technology	1,590	1,676	4,826	5,531
Amortization of intangible assets	331	338	1,012	3,328

Total operating expenses	25,441	29,561	77,927	90,599

Loss from operations	(2,548)	(5,216)	(4,065)	(7,424)

Other (expense) income:
Other (expense) income, net	(1)	201	34	279
Interest expense	(121)	(291)	(511)	(758)
Loss on debt extinguishment	—	—	(360)	—

Total other expense, net	(122)	(90)	(837)	(479)

Loss before income taxes	(2,670)	(5,306)	(4,902)	(7,903)
Income tax provision	41	2	293	215

Net loss	(2,711)	(5,308)	(5,195)	(8,118)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	11	(18)	35	15
Unrealized gains on investments	1	34	30	61

Total other comprehensive income	12	16	65	76

Comprehensive loss	$(2,699)	$(5,292)	$(5,130)	$(8,042)

Basic and diluted net loss per share	$(0.09)	$(0.17)	$(0.17)	$(0.27)
Shares used in computation of basic and diluted net loss per share	30,854	30,571	30,716	30,522

(1)

Excludes depreciation and amortization expense which is included in marketing, general and administrative and fulfillment expense as described in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations” below.

See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in Thousands)

	Thirty-Nine Weeks Ended
	September 29, 2012	October 1, 2011
Operating activities
Net loss	$(5,195)	$(8,118)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	11,533	9,202
Amortization of intangible assets	1,012	3,328
Deferred income taxes	374	187
Share-based compensation expense	1,408	1,946
Stock awards issued for non-employee director service	43	—
Amortization of deferred financing costs	69	95
Loss on debt extinguishment	360	—
Loss from disposition of assets	4	—
Changes in operating assets and liabilities:
Accounts receivable	(661)	(3,466)
Inventory	3,588	2,383
Other current assets	(881)	(105)
Accounts payable and accrued expenses	(12,138)	2,725
Other current liabilities	(3,659)	1,940
Other non-current liabilities	446	283

Net cash (used in) provided by operating activities	(3,697)	10,400
Investing activities
Additions to property and equipment	(7,853)	(11,140)
Proceeds from sale of property and equipment	14	—
Cash paid for intangibles	(16)	(63)
Proceeds from sale of marketable securities and investments	3,171	2,100
Purchases of marketable securities and investments	(8)	(55)
Changes in restricted cash	—	319
Purchases of company-owned life insurance	(166)	(281)
Proceeds from purchase price adjustment	—	787

Net cash used in investing activities	(4,858)	(8,333)
Financing activities
Proceeds from revolving loan payable	23,061	—
Payments made on revolving loan payable	(5,935)	—
Payments made on long-term debt	(17,875)	(4,562)
Payment of debt extinguishment costs	(175)	—
Payments of debt financing costs	(359)	(53)
Payments on capital leases	(104)	(122)
Proceeds from exercise of stock options	663	324
Other	—	(85)

Net cash used in financing activities	(724)	(4,498)
Effect of exchange rate changes on cash	20	(13)

Net change in cash and cash equivalents	(9,259)	(2,444)
Cash and cash equivalents, beginning of period	10,335	17,595

Cash and cash equivalents, end of period	$1,076	$15,151

Supplemental disclosure of non-cash investing and financing activities:
Accrued asset purchases	$2,164	$1,191
Property acquired under capital lease	104	32
Unrealized gain on investments	30	58
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$17	$9
Cash paid during the period for interest	293	853

See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies and Nature of Operations

U.S. Auto Parts Network, Inc. (including its subsidiaries) is a distributor of aftermarket auto parts and accessories and was established in 1995. The Company entered the e-commerce sector by launching its first website in 2000 and currently derives the majority of its revenues from online sales channels. The Company sells its products to individual consumers through a network of websites and online marketplaces. Our flagship websites are located at www.autopartswarehouse.com, www.partstrain.com, www.jcwhitney.com, www.stylintrucks.com, www.AutoMD.com and our corporate website is located at www.usautoparts.net. References to the “Company,” “we,” “us,” or “our” refer to U.S. Auto Parts Network, Inc. and its consolidated subsidiaries.

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

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of September 29, 2012 and the consolidated results of operations for the thirteen and thirty-nine weeks ended September 29, 2012 and October 1, 2011, and cash flows for the thirty-nine weeks ended September 29, 2012 and October 1, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company’s results of operations for the thirty-nine weeks ended September 29, 2012 are not necessarily indicative of those to be expected for the entire fiscal year. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 26, 2012.

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

Statement of Cash Flows

The net change in the Company’s book overdraft is presented as an operating activity in the consolidated statement of cash flows. The book overdraft represents a credit balance in the Company’s general ledger but the Company has a positive bank account balance.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value at September 29, 2012 and December 31, 2011 due to their short-term maturities. Marketable securities and investments are carried at fair value, as discussed below. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of our revolving loan payable, classified as current liability in our consolidated balance sheets, approximates its carrying amount because the interest rate is variable. If the Company’s revolving loan payable (see “Note 6 – Borrowings”) had been measured at fair value at September 29, 2012, it would be categorized in Level 2 of the fair value hierarchy, as the estimated value would be based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same or similar terms. Accordingly, financial instruments that are not measured at fair value include accounts receivable, accounts payable and debt. Refer to “Note 3 – Fair Value Measurements” for additional fair value information.

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

Marketable Securities and Investments

Marketable securities and investments are comprised of closed-end funds primarily invested in mutual funds and auction rate preferred securities (“ARPS”). As of September 29, 2012, the Company’s investments were primarily comprised of closed-end mutual funds. Mutual funds are classified as short-term investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined. The Company’s ARPS were fully redeemed at par value during the second quarter of 2012 (further described in Note 3 under the caption “Financial Assets Valued on a Recurring Basis”). The underlying investments in ARPS were tax-exempt municipal bonds with maturities of thirty or more years, for which the interest rates are reset through a “Dutch auction” every seven days. In accordance with Accounting Standards Codification (“ASC”) Topic 320 Investments – Debt and Equity Securities and based on the Company’s ability to market and sell these instruments, the Company classified its ARPS as available-for-sale and carried them at fair value.

Other-Than-Temporary Impairment

All of the Company’s marketable securities and investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. No other-than-temporary impairment charges were recorded on any investments during the thirty-nine week periods ended September 29, 2012 and October 1, 2011.

Inventory

Inventories consist of finished goods available-for-sale and are stated at the lower of cost or market value, determined using the first-in first-out method. The Company purchases inventory from suppliers both domestically and internationally, and routinely enters into supply agreements with U.S. based suppliers and its primary drop-ship vendors. The Company believes that its products are generally available from more than one supplier and seeks to maintain multiple sources for its products, both internationally and domestically. The Company primarily purchases products in bulk quantities to take advantage of quantity discounts and to ensure inventory availability. Inventory is reported at the lower of cost or market, adjusted for slow moving, obsolete or scrap product. Inventory at September 29, 2012 and December 31, 2011 was $48.7 million and $52.2 million, respectively, which included items in-transit to our warehouses, in the amount of $3.3 million and $9.6 million, respectively.

Website and Software Development Costs

The Company capitalizes certain costs associated with website and software developed for internal use according to ASC 350-50 Intangibles – Goodwill and Other – Website Development Costs and ASC 350-40 Intangibles – Goodwill and Other – Internal-Use Software, when both the preliminary project design and testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website and software development such as payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use software project. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. These amounts are amortized on a straight-line basis over two to three years once the software is placed into service.

Long-Lived Assets and Intangibles

The Company accounts for the impairment and disposition of long-lived assets, including intangibles subject to amortization, in accordance with ASC 360 Property, Plant and Equipment (“ASC 360”). Management assesses potential impairments whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will result when the carrying value exceeds the undiscounted cash flows estimated to result from the use and eventual disposition of the asset. Impairment losses will be recognized in operating results to the extent that the carrying value exceeds the discounted future cash flows estimated to result from the use and eventual disposition of the asset. The Company continually uses judgment when applying these impairment rules to determine the timing of the impairment tests, undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. The reasonableness of our judgments could significantly affect the carrying value of our long-lived assets. The Company did not recognize any impairment losses on long-lived assets and intangibles subject to amortization during the thirty-nine weeks ended September 29, 2012 and October 1, 2011.

Goodwill and Indefinite-Lived Intangibles

The Company accounts for goodwill and indefinite-lived intangible assets in accordance with ASC 350 Intangibles – Goodwill and Other (“ASC 350”). Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually or more frequently if events or circumstances occur that would indicate a reduction in fair value. In addition, the Company identified a single reporting unit (refer to “Segment Data” below) in accordance with ASC 280 Segment Reporting. The Company’s annual testing date is October 31. The goodwill impairment test is a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount including goodwill. If the carrying amount exceeds the estimated fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Impairment losses will be recognized in operating results. ASC 350 also provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. During the thirty-nine weeks ended September 29, 2012 and October 1, 2011, there were no events or circumstances that indicated a possible reduction in the Company’s goodwill and indefinite-lived intangible asset fair values, accordingly, no such impairment loss was recognized for periods then ended.

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

Cost of Sales

Cost of sales consists of the direct costs associated with procuring parts from suppliers and delivering products to customers. These costs include direct product costs, outbound freight and shipping costs, warehouse supplies and warranty costs, partially offset by purchase discounts and cooperative advertising. Depreciation and amortization expenses are excluded from cost of sales and included in marketing, general and administrative and fulfillment expenses as noted below.

Warranty Costs

The Company or the vendors supplying its products provide the Company’s customers limited warranties on certain products that range from 30 days to lifetime. In most cases, the Company’s vendors are the party primarily responsible for warranty claims. Standard product warranties sold separately by the Company are recorded as deferred revenue and recognized ratably over the life of the warranty, ranging from one to five years. The Company also offers extended warranties that are imbedded in the price of selected branded products we sell. The product brands that include the extended warranty coverage are offered at three different service levels: (a) a five year unlimited product replacement, (b) a five year one-time product replacement, and (c) a three year one-time product replacement. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on each product’s historical return rate and historical warranty cost. During the second quarter of 2012, the Company updated its estimate of warranty obligations which resulted in an adjustment to warranty liabilities of $232,000. The standard and extended warranty obligations are recorded as warranty liabilities, included in other current liabilities in the consolidated balance sheets. For the thirty-nine weeks ended September 29, 2012 and October 1, 2011, the activity in our aggregate warranty liabilities was as follows (in thousands):

	September 29, 2012	October 1, 2011
Warranty liabilities, beginning of period	$384	$154
Adjustments to preexisting warranty liabilities	(232)	—
Additions to warranty liabilities	198	253
Reductions to warranty liabilities	(95)	(88)

Warranty liabilities, end of period	$255	$319

Marketing Expense

Marketing costs, including advertising, are expensed as incurred. The majority of marketing expense is paid to internet search engine service providers and internet commerce facilitators. For the thirteen weeks ended September 29, 2012 and October 1, 2011, the Company recognized advertising costs of $5.0 million and $7.0 million, respectively. For the thirty-nine weeks ended September 29, 2012 and October 1, 2011, the Company recognized advertising costs of $16.3 million and $21.6 million, respectively. Marketing expense also includes depreciation and amortization expense and share-based compensation expense.

General and Administrative Expense

General and administrative expense consists primarily of administrative payroll and related expenses, merchant processing fees, legal and professional fees and other administrative costs. General and administrative expense also includes depreciation and amortization expense and share-based compensation expense.

Fulfillment Expense

Fulfillment expense consists primarily of payroll and related costs associated with warehouse employees and the Company’s purchasing group, facilities rent, building maintenance, depreciation and other costs associated with inventory management and wholesale operations. Fulfillment expense also includes share-based compensation expense.

Technology Expense

Technology expense consists primarily of payroll and related expenses of our information technology personnel, the cost of hosting the Company’s servers, communications expenses and Internet connectivity costs, computer support and software development. Technology expense also includes share-based compensation expense.

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

Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. The Company currently uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards, with the exception of options granted containing market conditions (none in fiscal years 2012 and 2011), for which the Company estimates the fair value using a Monte Carlo model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes and Monte Carlo models is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.

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

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of September 29, 2012, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.

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

Comprehensive Income

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

In June and December 2011, the FASB issued two ASUs which amend guidance for the presentation of comprehensive income, an update to ASC 220 Comprehensive Income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity has been eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. These ASUs were adopted by the Company on January 1, 2012 and changed our financial statement presentation of comprehensive loss, to one continuous statement, but did not impact our net loss, financial position, or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company believes that the adoption of the amendments will not have a material impact on the Company’s consolidated financial statements.

Note 2 – Investments

As of September 29, 2012, the Company held the following investments, recorded at fair value (in thousands):

		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Mutual funds (1)	$97	$2	$—	$99

As of December 31, 2011, the Company held the following securities and investments, recorded at fair value (in thousands):

		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Mutual funds (1)	$1,011	$114	$—	$1,125
Auction rate preferred securities in municipal and state agencies (2)	2,125	—	(21)	2,104

Total	$3,136	$114	$(21)	$3,229

(1)

Mutual funds are classified as short-term investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.

(2)

Auction rate preferred securities in municipal and state agencies with maturities of 15 to 30 years were classified as investments available-for-sale and recorded at fair value. During the first half of 2012, the remaining securities balance at December 31, 2011 was fully redeemed. As of December 31, 2011, these securities were held in two tax-exempt municipal bonds managed under closed-end funds and were classified as long-term investments. Refer to additional information in Note 3 under the caption “Financial Assets Valued on a Recurring Basis”.

Proceeds from the sale of available-for-sale securities and investments are disclosed separately in the accompanying consolidated statements of cash flow. For the thirty-nine weeks ended September 29, 2012, the Company recognized a realized loss of $4,000 from the sale of mutual funds. For the thirty-nine weeks ended October 1, 2011, there were no recognized realized gains or losses from the sale of available-for-sale securities and investments.

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

Financial Assets Valued on a Recurring Basis

As of September 29, 2012 and December 31, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s financial instruments, including cash and cash equivalents and investments. The Company measures the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs (in thousands):

	As of September 29, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$1,076	$1,076	$—	$—
Investments – mutual funds (2)	99	99	—	—

Total	$1,175	$1,175	$—	$—

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$10,335	$10,335	$—	$—
Investments – mutual funds (2)	1,125	1,125	—	—
Investments – ARPS (3)	2,104	—	—	2,104

Total	$13,564	$11,460	$—	$2,104

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

(3)

As of December 31, 2011, the Company had invested in ARPS, which were classified as long-term available-for-sale securities and reflected at $2.1 million (fair value), which included an unrealized loss of $21,000. The Company has included its investments related to ARPS in the Level 3 category. During the second quarter of 2012, the remaining ARPS balance at December 31, 2011 was fully redeemed at par.

Before utilizing Level 3 inputs in the fair value measurement of our ARPS, the Company considered significant Level 2 observable inputs of similar assets in active and inactive markets. These investments consisted solely of collateralized debt obligations supported by municipal and state agencies; did not include mortgage-backed securities or student loans; had redemption features that called for redemption at 100% of par value; and had a credit rating of A or AAA. The Company fully redeemed its investment at par value during the second quarter of 2012. As of December 31, 2011, we classified our ARPS as long-term due to the historical uncertainties at that time. The fact that there was not an active market to liquidate these investments was a determining factor in classifying them as Level 3. Due to the uncertainty with regard to the short-term liquidity of these securities, the Company determined that it could not rely on par value to represent fair value. Therefore, the Company estimated the fair values of these securities utilizing a discounted cash flow valuation model. On a quarterly basis we evaluated the reasonableness of the significant unobservable inputs used in our ARPS fair value measurements. The valuation model used for our ARPS investments required an evaluation of the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation the security will have a successful auction or market liquidity. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company. Based on these factors, we assessed the risk of realizing expected cash flows and we applied an estimated term and observable discount rate that reflected this risk. As a result of the temporary declines in fair value for the Company’s ARPS, the Company recorded an unrealized holding loss of $21,000 to accumulated other comprehensive income as of December 31, 2011. If the Company had determined that any decrease in the value of the instruments was other-than-temporary, it would have recorded a charge to earnings as appropriate.

During the thirty-nine weeks ended September 29, 2012 and October 1, 2011, there were no transfers into or out of Level 1, Level 2 or Level 3 assets. The following tables present the Company’s ARPS activity measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the thirty-nine weeks ended September 29, 2012 and October 1, 2011 (in thousands):

Level 3 Investments
Balance as of December 31, 2011	$2,104
Redemption at par value	(2,125)
Unrealized gains included in other comprehensive income	21

Balance as of September 29, 2012	$—

Level 3 Investments
Balance as of January 1, 2011	$4,141
Redemption at par value	(2,100)
Unrealized gains included in other comprehensive income	63

Balance as of October 1, 2011	$2,104

Non-Financial Assets Valued on a Non-Recurring Basis

The Company’s long-lived and indefinite-lived assets are measured at fair value on a non-recurring basis. These assets are measured at cost but are written-down to fair value, if necessary, as a result of impairment.

As of September 29, 2012, the Company’s long-lived and indefinite-lived assets did not indicate a potential impairment under the provisions of ASC 350 and ASC 360, as such, they were not measured at fair value. The Company did not recognize any impairment losses on long-lived or indefinite-lived assets during the thirty-nine weeks ended September 29, 2012 and October 1, 2011. If such non-financial assets had been measured at fair value, they would be categorized in Level 3 of the fair value hierarchy, as the Company would be required to develop its own assumptions and analysis to determine if such non-financial assets were impaired.

As of December 31, 2011, the Company recorded an impairment loss on certain acquired trade name intangible assets in the amount of $5.1 million, which adjusted such assets to their fair value at that time. The Company utilized the Royalty Savings method to determine the fair value of the trade name intangible assets using a discounted rate of 18.5% and a royalty rate of 1.0%, thus it is categorized as Level 3 in the fair value hierarchy.

Note 4 – Property and Equipment, Net

The Company’s fixed assets consisted of computer software (purchased and internally developed), machinery and equipment, furniture and fixtures, and vehicles, and are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense are provided for in amounts sufficient to relate the cost of depreciable and amortizable assets to operations over their estimated service lives. Depreciation and amortization expense for the thirteen weeks ended September 29, 2012 and October 1, 2011 was $3.8 million and $3.1 million, respectively. Depreciation and amortization expense for the thirty-nine weeks ended September 29, 2012 and October 1, 2011 was $11.5 million and $9.2 million, respectively. The cost and related accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings.

Property and equipment consisted of the following at September 29, 2012 and December 31, 2011 (in thousands):

	September 29, 2012	December 31, 2011
Land	$630	$630
Building	10,680	10,680
Machinery and equipment	14,263	13,429
Computer software (purchased and developed) and equipment	44,474	37,880
Vehicles	250	221
Leasehold improvements	2,444	2,122
Furniture and fixtures	1,365	1,244
Construction in process	3,740	2,467

	77,846	68,673
Less accumulated depreciation and amortization	(45,655)	(34,046)

Property and equipment, net	$32,191	$34,627

Construction in process primarily relates to the Company’s internally developed software (refer to caption “Website and Software Development Costs” in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations”). Certain of the Company’s net property and equipment were located in the Philippines as of September 29, 2012 and December 31, 2011, in the amount of $1.2 million and $1.6 million, respectively.

Depreciation and amortization of property and equipment is provided using the straight-line method for financial reporting purposes, based on the following estimated useful lives:

Years
Building	21
Machinery and equipment	2 - 5
Computer software (purchased and developed)	2 - 3
Computer equipment	2 - 5
Vehicles	3 - 5
Leasehold improvements*	3 - 5
Furniture and fixtures	3 - 7

*	The estimated useful life is the lesser of 3-5 years or the lease term.

Note 5 – Goodwill and Intangibles

The Company evaluates goodwill for impairment on an annual basis or more frequently if events or circumstances occur that would indicate a reduction in fair value. As of September 29, 2012, there was no change to the Company’s reporting unit and no events or circumstances occurred that would indicate an impairment of goodwill based on the excess of estimated fair value over carrying value for our reporting unit.

The carrying value of goodwill remained unchanged during the thirty-nine weeks ended September 29, 2012 (in thousands):

Balance at December 31, 2011	$18,854
Change in goodwill	—

Balance at September 29, 2012	$18,854

Intangible assets, excluding goodwill, consisted of the following at September 29, 2012 and December 31, 2011 (in thousands):

		September 29, 2012			December 31, 2011
	Useful Life	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Intangible assets subject to amortization:
Websites	5 years	$2,035	$(1,306)	$729	$2,035	$(1,001)	$1,034
Internet platform intellectual property	10 months	—	—	—	4,300	(4,300)	—
Product design intellectual property	9 years	2,750	(645)	2,105	2,750	(416)	2,334
Customer relationships	4 years	2,050	(1,096)	954	2,050	(712)	1,338
Assembled workforce	7 years	504	(361)	143	481	(275)	206
Favorable lease	2.5 years	78	(78)	—	78	(56)	22

Sub-Total		7,417	(3,486)	3,931	11,694	(6,760)	4,934
Intangible assets not subject to amortization:
Domain and trade names	Indefinite life	5,066	—	5,066	5,050	—	5,050

Total		$12,483	$(3,486)	$8,997	$16,744	$(6,760)	$9,984

During the thirty-nine weeks ended September 29, 2012, the Company incurred legal protection costs for certain domain and trade names of $16,000 which was allocated to intangible assets not subject to amortization. During the thirty-nine weeks ended October 1, 2011, the Company purchased certain domain and trade names in the amount of $63,000, which was allocated to intangible assets not subject to amortization.

The Company did not note events or changes in circumstances indicating that the carrying value of our intangible assets may not be recoverable during the thirty-nine weeks ended September 29, 2012 and October 1, 2011, therefore, no impairment loss was recognized on intangible assets for the periods then ended.

Intangible assets subject to amortization are expensed on a straight-line basis. Amortization expense relating to intangible assets for the thirteen weeks ended September 29, 2012 and October 1, 2011 was $0.3 million and $0.3 million, respectively. Amortization expense relating to intangible assets for the thirty-nine weeks ended September 29, 2012 and October 1, 2011 was $1.0 million and $3.3 million, respectively.

The following table summarizes the future estimated annual amortization expense for these assets over the next five years, as of September 29, 2012 (in thousands):

2013	$1,300
2014	988
2015	454
2016	306
2017	681
Thereafter	202

Total	$3,931

Note 6 – Borrowings

On April 26, 2012, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A., as sole lender and administrative agent entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving commitment in an aggregate principal amount of up to $40,000,000 (the “Credit Facility”), which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. The Credit Facility matures on April 26, 2017. The Company used the proceeds of the loans borrowed on the closing date to repay in full its previous credit facility with Silicon Valley Bank. In connection with the payoff of our previous credit facility, the Company recorded a loss on debt extinguishment of $360,000 which was comprised of a prepayment fee in the amount of $166,000, accelerated deferred financing costs in the amount of $185,000 and other direct expenses related to the previous debt. At September 29, 2012, our outstanding revolving loan balance was $17.1 million. The customary events of default under the Credit Facility (discussed below) include certain subjective acceleration clauses, which management has determined the likelihood of such acceleration is more than remote, considering the recurring losses experienced by the Company, therefore a current classification of our revolving loan payable was required.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.50%, or (b) an “alternate base rate” minus an applicable margin of 0.50%. Each applicable margin as set forth in the prior sentence is subject to increase or decrease by 0.25% per annum based upon the Company’s fixed charge coverage ratio. At September 29, 2012, the Company’s LIBOR based interest rate was 1.75% (on $17.0 million principal) and the Company’s prime based rate was 2.75% (on $0.1 million principal). Interest-only payments are currently due monthly. A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.20% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than $6,000,000 at any time, as defined, and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $7,000,000 at all times. The Company’s excess availability was $11.8 million at September 29, 2012. As of the date hereof, the cash dominion period has not been in effect; accordingly no principal payments are currently due.

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

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, fundamental changes, investments, dispositions, prepayment of other indebtedness, mergers, and dividends and other distributions. Under the Credit Agreement, the Company is not required to maintain a minimum fixed charge coverage ratio, unless excess availability is less than $6,000,000, as defined, whereby a ratio of 1.0 to 1.0 will be required. Events of default under the Credit Agreement include: failure to timely make payments due under the Credit Agreement; material misrepresentations or misstatements under the Credit Agreement and other related agreements; failure to comply with covenants under the Credit Agreement and other related agreements; certain defaults in respect of other material indebtedness; insolvency or other related events; certain defaulted judgments; certain ERISA-related events; certain security interests or liens under the loan documents cease to be, or are challenged by the Company or any of its subsidiaries as not being, in full force and effect; any loan document or any material provision of the same ceases to be in full force and effect; and certain criminal indictments or convictions of any Loan Party. As of September 29, 2012, the Company was in compliance with all covenants under the Credit Agreement.

          In August 2010, the Company executed a Loan and Security Agreement (the “Prior Credit Agreement”) and other definitive documentation for a $35 million secured credit facility (the “Prior Credit Facility”). Silicon Valley Bank was the lender under the Prior Credit Facility. The Prior Credit Facility was comprised of a term loan in the original principal amount of $25 million and a revolving line of credit with availability up to $10 million. The Prior Credit Facility had a final maturity date of June 30, 2014, and borrowings under the Prior Credit Facility were interest bearing, at the election of the Company, at LIBOR (with a floor of 1.25%) plus a margin from 2.00% to 3.00% per annum, or at the Wall Street Journal Prime Rate plus a margin from 1.00% to 2.00% per annum, based upon the Company’s maximum funded debt ratio. An unused revolving line fee of 0.375% per annum was payable on the undrawn committed amount of the revolving line of credit. Interest on outstanding borrowings under the term loan and the revolving line of credit was payable no less than quarterly and the outstanding principal of the term loan was amortized over four years and payable quarterly, with any outstanding amount under the Prior Credit Facility to be paid in full on the final maturity date. Borrowings under the Prior Credit Facility were secured by liens over all assets of the Company, including shares of stock in each of the Company’s subsidiaries. The Prior Credit Agreement required the Company to comply with a number of restrictive covenants, including financial covenants related to maximum funded debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined, liquidity, and consolidated fixed charge coverage ratios; negative pledge requirements; requirements to deliver quarterly and annual consolidated financial statements; requirements to maintain adequate insurances; prohibitions on changes in the business and disposition of the Company’s assets; and other customary covenants. The Company and Silicon Valley Bank entered into three amendments to the Prior Credit Agreement through December 2011. During March 2012, the Company determined it was probable that the consolidated fixed charge coverage ratio would not be in compliance with the required 1.50:1.00 minimum level for the quarter ended March 31, 2012. This determination was made during the Company’s monitoring of their covenants, which includes monthly calculations of consolidated EBITDA projected to quarter end. As a result, on March 23,

2012, the Company and Silicon Valley Bank entered into a fourth amendment, which reduced the required consolidated fixed charge coverage ratio to a minimum of 1.00:1:00 for the one quarter ended March 31, 2012 and to 1.25:1.00 for each quarter ending thereafter. The Prior Credit Facility’s outstanding balance of $17.9 million was repaid in full in April 2012 through the proceeds of the loan borrowed from JP Morgan Chase Bank.

As of September 29, 2012, the Company had capital leases payable of $173,000.

Note 7 – Stockholders’ Equity and Share-Based Compensation

Common Stock

The Company has 100,000,000 shares of common stock authorized. The Company has never paid cash dividends on its common stock. The following issuances of common stock were made during the thirty-nine weeks ended September 29, 2012:

•	The Company issued 489,105 shares of common stock from option exercises under its various share-based compensation plans, as discussed below.

•

10,121 shares of common stock were awarded and issued to one non-employee member of the Board of Directors for service fees earned in the aggregate amount of $42,500. Such common stock was awarded from the 2007 Omnibus Incentive Plan, discussed below.

Share-Based Compensation Plan Information

The Company adopted the 2007 Omnibus Incentive Plan (the “2007 Omnibus Plan”) in January 2007, which became effective on February 8, 2007, the effective date of the registration statement filed in connection with the Company’s initial public offering. Under the 2007 Omnibus Plan, the Company is authorized to issue shares of common stock under various instruments to eligible employees and non-employees of the Company. Options granted under the 2007 Omnibus Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must be equal to 100% of the fair market value on the date of grant. The 2007 Omnibus Plan also provides for automatic grant of options to purchase common stock and common stock awards to non-employee directors. At September 29, 2012, 1,857,241 shares were available for future grants under the 2007 Omnibus Plan.

The following table summarizes the Company’s stock option activity under the 2007 Omnibus Plan for the thirty-nine weeks ended September 29, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2011	5,526,090	$4.51	6.95
Granted	787,500	$4.20
Exercised	(55,772)	$2.48
Expired	(166,375)	$4.76
Forfeited	(102,500)	$7.70

Options outstanding, September 29, 2012	5,988,943	$4.43	6.87	$2,783,224
Options vested and expected to vest, September 29, 2012	5,501,622	$4.39	6.67	$2,782,451
Options exercisable, September 29, 2012	4,101,202	$4.10	5.99	$2,586,940

The weighted-average fair value of options granted during the thirty-nine weeks ended September 29, 2012 was $2.65 per share.

The intrinsic value of stock options at the date of the exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During the thirty-nine weeks ended September 29, 2012, the total intrinsic value of the exercised options was $1.1 million. Aggregate intrinsic value (in the table above) is calculated as the difference between the exercise price of underlying awards and the fair value price of the Company’s common stock for options that were in-the-money as of September 29, 2012.

Under the 2007 Omnibus Plan, the Company had $2.4 million of unrecognized share-based compensation expense related to stock options outstanding as of September 29, 2012, which expense is expected to be recognized over a weighted-average period of 2.7 years.

The Company adopted the 2007 New Employee Incentive Plan (the “2007 New Employee Plan”) in October 2007. Under the 2007 New Employee Plan, the Company is authorized to issue 2 million shares of common stock under various instruments solely to new employees. Options granted under the 2007 New Employee Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must not be less than 100% of the fair market value on the date of grant. The weighted-average fair value of options granted during the thirty-nine weeks ended September 29, 2012 was $2.72 per share. During the thirty-nine weeks ended September 29, 2012, the total intrinsic value of the exercised options was $0.1 million. As of September 29, 2012, 781,667 shares were available for future grants under the 2007 New Employee Plan. The Company had $47,000 of unrecognized share-based compensation expense related to stock options outstanding as of September 29, 2012.

The following table summarizes the Company’s stock option activity under the 2007 New Employee Plan for the thirty-nine weeks ended September 29, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2011	1,250,000	$5.65	6.33
Granted	35,000	$4.30
Exercised	(433,333)	$1.15
Forfeited	(66,667)	$1.15

Options outstanding, September 29, 2012	785,000	$8.46	5.25	$—
Options vested and expected to vest, September 29, 2012	766,562	$8.56	5.14	$—
Options exercisable, September 29, 2012	750,000	$8.65	5.04	$—

The Company adopted the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) in March 2006. All stock options to purchase common stock granted to employees in 2006 were granted under the 2006 Plan and had exercise prices equal to the fair value of the underlying stock, as determined by the Company’s Board of Directors on the applicable option grant date. After fiscal 2008, no shares have been available for future grants under the 2006 Plan. As of September 29, 2012, 672,000 options were outstanding and exercisable under the 2006 Plan. During the thirty-nine weeks ended September 29, 2012, 6,600 options expired under the 2006 Plan. Under the 2006 Plan, the Company has fully recognized share-based compensation expense related to the 2006 Plan stock options outstanding as of September 29, 2012.

Warrants

On May 5, 2009, the Company issued warrants to purchase up to 30,000 shares of common stock at an exercise price of $2.14 per share, which warrants terminate seven years after their grant date. The warrants were issued in connection with the financial advisory services provided by a consultant to the Company. The warrants vested in thirty-six equal monthly increments of 833 shares each on the last calendar day of each calendar month commencing May 5, 2009. The grant date fair value of these warrants issued on May 5, 2009 was $1.09 per share. Accordingly, these non-employee equity instruments were re-measured as they vested over the requisite service period. These warrants became fully vested during the second quarter of 2012, in which the final re-measured fair value was $3.14 per share.

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

The Company determined the fair value of the warrants at the date of grant, and upon the re-measurement dates, using the Black-Scholes option pricing model based on the fair value of the underlying common stock, the exercise price, remaining contractual term, risk-free rate and expected volatility. No warrants were exercised during the thirty-nine weeks ended September 29, 2012. As of September 29, 2012, warrants to purchase 50,000 shares of common stock were outstanding and exercisable. Aggregate intrinsic value of outstanding and exercisable warrants was $39,600 as of September 29, 2012, which was calculated as the difference between the exercise price of underlying awards and the fair value price of the Company’s common stock for warrants that were in-the-money. Total warrants share-based compensation expense recognized during the thirteen weeks ended September 29, 2012 and October 1, 2011 amounted to $0 and $12,000, respectively. Total warrants share-based compensation expense recognized during the thirty-nine weeks ended September 29, 2012 and October 1, 2011 amounted to $16,000 and $55,000, respectively. The Company had no unrecognized share-based compensation expense related to warrants outstanding as of September 29, 2012.

Performance Stock Options

During the thirty-nine weeks ended September 29, 2012, under the 2007 Omnibus Plan, the Company’s Board of Directors approved performance options to purchase 125,000 shares of common stock for certain employees of the Company. Generally, the performance options vest over a four-year period based on the achievement of operational goals. Certain performance options contain vesting acceleration clauses. The performance option grants were valued using the Black-Scholes option pricing model in the same manner as other stock option grants, as discussed below. One previously granted performance option was forfeited in the first quarter of 2012 since the performance goals were not met at the end of the requisite service period. Accordingly, $105,000 of previously recognized share-based compensation expense was reversed for the period then ended.

Share-Based Compensation Expense

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for each of the periods ended:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Unaudited)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Expected life	5.73 years	6.25 years	5.73 years	6 – 6.25 years
Risk-free interest rate	0.8% – 1.0%	1.1%	0.8% – 1.2%	1.1% – 2.6%
Expected volatility	74%	51%	73% – 74%	50% – 51%
Expected dividend yield	0%	0%	0%	0%

Share-based compensation from options, warrants and stock awards, is included in our consolidated statements of comprehensive loss as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Unaudited)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Marketing expense	$225	$82	$421	$330
General and administrative expense	265	387	841	1,162
Fulfillment expense (1)	(54)	100	82	276
Technology expense	14	54	64	178

Total share-based compensation expense	$450	$623	$1,408	$1,946

(1)

For the thirteen weeks ended September 29, 2012, the negative balance was due to an adjustment of $94,000 related to a performance stock option since it is not probable that the performance goal will be met at the end of the requisite service period.

Share-based compensation expense (in the table above) is net of amounts capitalized to internally-developed software of $56,000 and $60,000 during the thirteen weeks ended September 29, 2012 and October 1, 2011, respectively, and $192,000 and $171,000 during the thirty-nine weeks ended September 29, 2012 and October 1, 2011, respectively.

Under ASC 718, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures significantly differ from those estimates. The Company’s estimated forfeiture rates are calculated based on actual historical forfeitures experienced under our equity plans. In the first quarter of fiscal 2012, the Company performed a periodic review of the estimated forfeiture rates and determined an increase to the existing forfeiture rates was necessary. This increase was primarily attributed to higher terminations in the non-executive employee group than was previously expected. Accordingly, the Company updated the forfeiture rates from 10% to 18%, to 16% to 34% and has applied such revised rates during the thirty-nine weeks ended September 29, 2012.

There was $2.4 million, net of estimated forfeitures of approximately $3.0 million, of unrecognized compensation expense related to stock options as of September 29, 2012, which expense is expected to be recognized over a weighted-average period of 2.7 years.

Note 8 – Net Loss Per Share

Net loss per share has been computed in accordance with ASC 260 Earnings per Share. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Unaudited)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net loss per share:
Numerator:
Net loss	$(2,711)	$(5,308)	$(5,195)	$(8,118)
Denominator:
Weighted-average common shares outstanding (basic)	30,854	30,571	30,716	30,522
Common equivalent shares from common stock options and warrants	—	—	—	—

Weighted-average common shares outstanding (diluted)	30,854	30,571	30,716	30,522

Basic and diluted net loss per share	$(0.09)	$(0.17)	$(0.17)	$(0.27)

The weighted-average anti-dilutive securities, which are excluded from the calculation of diluted earnings per share due to the Company’s net loss position for the periods then ended (including securities that would otherwise be excluded from the calculation of diluted earnings per share due the Company’s stock price), are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Unaudited)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Common stock warrants	50	50	50	50
Options to purchase common stock	7,677	7,336	7,727	7,204

Total	7,727	7,386	7,777	7,254

Note 9 – Income Taxes

As discussed in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations”, the Company applies the current U.S. GAAP on accounting for uncertain tax positions, which prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has greater than 50 percent likelihood of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of September 29, 2012, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.

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

For the thirteen weeks ended September 29, 2012 and October 1, 2011, the effective tax rate for the Company was (1.5)% and 0%, respectively. For the thirty-nine weeks ended September 29, 2012 and October 1, 2011, the effective tax rate for the Company was (6.0)% and (2.7)%, respectively. The Company’s effective tax rate for the thirteen and thirty-nine weeks ended September 29, 2012 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses and the increase in deferred tax liabilities related to tax deductible indefinite-lived intangible assets. The Company’s effective tax rate for the thirteen and thirty-nine weeks ended October 1, 2011 differed from the U.S. federal statutory rate primarily due to an increase in valuation allowance against pre-tax operating losses and recording of provision for increasing long-term deferred tax liabilities associated with indefinite-lived intangibles which could not be offset with the operating losses.

Note 10 – Commitments and Contingencies

Facilities Leases

The Company’s corporate headquarters and warehouse facilities are located in Carson, California. As of September 29, 2012, we maintained multiple separate leases for the Carson, California facilities. The Company’s corporate headquarters has an initial lease term of five years through October 2016, and optional renewals through January 2020. The Company also leases warehouse space in Chesapeake, Virginia under an agreement scheduled to expire in June 2016. The Company also leases office and warehouse space in Independence, Ohio under an agreement through January 2013, with two five-year renewal options. The Company’s Philippines subsidiary leases office space under a sixty-three month agreement through May 2015, renewable for an additional sixty months through April 2020. As of the date hereof, the Company has not committed to any facilities lease renewals.

Facility rent expense for the thirteen weeks ended September 29, 2012 and October 1, 2011 was $0.6 million and $0.7 million, respectively. The Company’s facility rent expense was inclusive of amounts charged from a related party during the thirteen weeks ended September 29, 2012 and October 1, 2011 of $94,000 and $94,000, respectively. Facility rent expense for the thirty-nine weeks ended September 29, 2012 and October 1, 2011 was $1.8 million and $2.1 million, respectively. The Company’s facility rent expense included amounts charged from a related party during the thirty-nine weeks ended September 29, 2012 and October 1, 2011 of $0.3 million and $0.3 million, respectively.

Legal Matters

Parts Geek Litigation. In June 2009, the Company filed suit in the United States District Court for the Central District of California against Parts Geek LLC (“Parts Geek”), certain of its members and employees for misappropriation of trade secrets, breach of contract and unfair competition and requesting monetary damages and injunctive relief, and Parts Geek filed an answer in August 2009. In January 2010, the complaint was amended to include claims for copyright infringement and to add Lucas Thomason, a former employee, as an additional party. Parts Geek filed an answer and counterclaims to the amended complaint in February 2010. Each party filed a motion for summary judgment requesting that the Court rule on all claims made in this matter without sending the matter to a jury. In June 2010, the Court ruled on all claims in the matter, denying the Company’s claims against Parts Geek and Lucas Thomason and denying Parts Geek’s claims against the Company. The judge additionally denied Parts Geek’s counterclaims against the Company. Parts Geek and Lucas Thomason petitioned the Court to order the Company to pay their legal fees and costs, the Court ordered the Company to do so and in August 2010 all parties stipulated that approximately $1.1 million of legal fees and costs would be owed to Parts Geek and Lucas Thomason should the Company lose its appeal or win its appeal and lose in trial. A bond has been posted to guarantee payment of $1.1 million plus interest, at a cost of approximately $0.02 million to the Company. The Company is not required to pay the fees and costs at this time; they would be due if the Company loses its appeal and determines to not appeal beyond the Ninth Circuit Court of Appeals, or if the Company wins on appeal but loses at trial once the case is remanded to the trial court and, in accordance with ASC 450-20 Loss Contingencies (“ASC 450-20”), the Company has not accrued for these fees and costs. The Company filed an appeal and filed its initial brief on January 21, 2011. The reply brief was filed March 21, 2011. The appeal was fully briefed by all parties and oral argument before the Ninth Circuit Court of Appeals occurred on March 6, 2012. On August 31, 2012, the Ninth Circuit Court of Appeals reversed the District Court’s granting of summary judgment in favor of Parts Geek and Lucas Thomason; vacated the District Court’s entry of legal fees and costs to Parts Geek and Lucas Thomason; and remanded the case back to the District Court for trial. Also, the Ninth Circuit Court of Appeals upheld the District Court’s granting of summary judgment in favor of Parts Geek dismissing a portion of the Company’s misappropriation of trade secrets claim and dismissing the Company’s breach of contract claim as to only one of Parts Geek’s employees. Also, the Ninth Circuit Court of Appeals upheld the District Court’s granting of summary judgment in favor of the Company dismissing Parts Geek’s counterclaims against the Company. The Company has analyzed this matter in accordance with ASC 450-20 and, in accordance with the definition of probable loss described therein, it has concluded that no accrual is necessary at this time. In addition, the Company believes that any reasonably possible losses which may be incurred would not be material to the financial statements as a whole.

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

Note 11 – Employee Retirement Plan and Deferred Compensation Plan

Effective February 17, 2006, the Company adopted a 401(k) defined contribution retirement plan covering all full time employees who have completed one month of service. The Company may, at its sole discretion, match fifty cents per dollar up to 6% of each participating employee’s salary. The Company’s contributions vest in annual installments over three years. Discretionary contributions made by the Company totaled $85,000 and $76, 000 during the thirteen weeks ended September 29, 2012 and October 1, 2011, respectively. Discretionary contributions made by the Company totaled $256,000 and $222,000 during the thirty-nine weeks ended September 29, 2012 and October 1, 2011, respectively.

In January 2010, the Company adopted the U.S. Auto Parts Network, Inc. Management Deferred Compensation Plan (the “Deferred Compensation Plan”), for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 90% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by the Company through the purchase of Company-owned life insurance policies with the Company (employer) as the owner and beneficiary, in order to preserve the tax-deferred savings advantages of a non-qualified plan. The plan assets are the cash surrender value of the Company-owned life insurance policies and not associated with the deferred compensation liability. The deferred compensation liabilities (consisting of employer contributions, employee deferrals and associated earnings and losses) are general unsecured obligations of the Company. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company may at its discretion contribute certain amounts to eligible employee accounts. In January 2010, the Company began to contribute 50% of the first 2% of participants’ eligible contributions into their Deferred Compensation Plan accounts. The Company’s contributions vest in annual installments over three years. In September 2010, the Company established and transferred its ownership to a rabbi trust to hold the Company-owned life insurance policies. As of September 29, 2012, the assets and associated liabilities of the Deferred Compensation Plan were $0.7 million and $0.6 million, respectively, and are included in other non-current assets and other non-current liabilities in our consolidated balance sheets. As of December 31, 2011, the assets and associated liabilities of the Deferred Compensation Plan were $0.5 million and $0.4 million and are included in other non-current assets and other non-current liabilities, respectively, in our consolidated balance sheets. As of September 29, 2012, the associated liabilities mainly include the employee contributions of $0.5 million and the Company contributions of $0.1 million. For the thirteen weeks ended September 29, 2012 and October 1, 2011, included in other income, net, the Company recorded a gain of $21,000 and $11,000, respectively, for the change in the cash surrender value of the Company-owned life insurance policies. For the thirty-nine weeks ended September 29, 2012 and October 1, 2011, included in other income, net, the Company recorded a gain of $37,000 and $20,000, respectively, for the change in the cash surrender value of the Company-owned life insurance policies.

Note 12 – Restructuring Costs

In August 2012, we executed key initiatives to reduce labor costs and improve operating efficiencies in response to the challenges in the marketplace and general market conditions. As part of the program, we closed our call center in La Salle, Illinois and reduced our workforce by 71 people resulting in severance charges of approximately $640,000 recorded in marketing expense, fulfillment expense and technology expense of $396,000, $228,000 and $16,000, respectively. We do not expect to incur additional charges subsequent to September 29, 2012. For fiscal year 2011, related to our WAG acquisition, the Company incurred acquisition and integration related costs of $3.8 million and $6.6 million for the thirteen and thirty-nine weeks ended October 1, 2011, respectively, which were recorded in general and administrative expenses. These costs included one-time contract cancellation costs of $1.5 million that the Company recorded in September 2011, pursuant to ASC 420 Exit or Disposal Cost Obligations (“ASC 420”), for terminating WAG’s sublease agreement related to its former corporate offices located in Chicago, Illinois.

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

Our History. We were formed in Delaware in 1995 as a distributor of aftermarket auto parts and launched our first website in 2000. We rapidly expanded our online operations, increasing the number of SKUs sold through our e-commerce network, adding additional websites, improving our Internet marketing proficiency and commencing sales in online marketplaces. Additionally, in August 2010, through our acquisition of Automotive Specialty Accessories and Parts, Inc. and its wholly-owned subsidiary Whitney Automotive Group, Inc. (referred to herein as “WAG”), we expanded our product-lines and increased our customer reach in the do-it-yourself (“DIY”) automobile and off-road accessories market (see “Acquisitions “ below). As a result, our business has grown since 2000, generating net sales of $327.1 million for the fiscal year ended December 31, 2011.

International Operations. In April 2007, we established offshore operations in the Philippines. Our offshore operations allow us to access a workforce with the necessary technical skills at a significantly lower cost than comparably experienced U.S.-based professionals. Our offshore operations are responsible for a majority of our website development, catalog management and back office support. Our offshore operations also house our main call center. We had 995 employees in the Philippines as of September 29, 2012. In addition to our operations in the Philippines, we have a Canadian subsidiary to facilitate sales of our products in Canada; the subsidiary has no distribution center or employees. We also ship parts directly to Canada and through a freight forwarding partner throughout the world. In fiscal 2011, we shipped auto parts to over 160 different countries. We believe the cost advantages of our offshore operations provide us with the ability to grow our business in a cost-effective manner, and we expect to continue to add headcount and infrastructure to our offshore operations.

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

Executive Summary

We reported net sales for the third quarter ended September 29, 2012 (“Q3 2012”) of $73.0 million compared with the third quarter ended October 1, 2011 (“Q3 2011”) net sales of $78.6 million, a decrease of 7.1% from Q3 2011 net sales. Q3 2012 net loss was $2.7 million, or $0.09 per share, compared with Q3 2011 net loss of $5.3 million, or $0.17 per share. We generated Adjusted EBITDA (EBITDA plus current period’s share-based compensation, loss on debt extinguishment, legal costs to enforce intellectual property rights and restructuring costs) of $2.7 million for Q3 2012 compared to $3.1 million for Q3 2011, a decrease of 14.1% from Q3 2011. Adjusted EBITDA is presented because such measure is used by rating agencies, securities analysis, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income as an indicator of the Company’s operating performance or as an alternative to cash flows as a measure of the Company’s overall liquidity as presented in the Company’s consolidated financial statements. Further, the Adjusted EBITDA measure shown for the Company may not be comparable to similarly titled measures used by other companies.

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

The table below reconciles net loss to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net loss	$(2,711)	$(5,308)	$(5,195)	$(8,118)
Interest expense, net	118	283	500	719
Income tax provision	41	2	293	215
Amortization of intangible assets	331	338	1,012	3,328
Depreciation and amortization expense	3,785	3,126	11,533	9,202

EBITDA	1,564	(1,559)	8,143	5,346

Share-based compensation expense	450	623	1,408	1,946
Loss on debt extinguishment	—	—	360	—
Legal costs to enforce intellectual property rights	—	211	—	443
Restructuring costs (1)	640	3,816	640	6,591

Adjusted EBITDA	$2,654	$3,091	$10,551	$14,326

(1)

For the third quarter of 2012, we incurred restructuring costs related to the Company’s initiatives to reduce labor costs and improve operating efficiencies in response to the challenges in the marketplace and general market conditions. As part of the program, we closed our call center in La Salle, Illinois and reduced our workforce resulting in severance charges of approximately $640,000 recorded in marketing expense, fulfillment expense and technology expense of $396,000, $228,000 and $16,000, respectively. For fiscal year 2011, related to our WAG acquisition, the Company incurred acquisition and integration related costs of $3.8 million and $6.6 million for the thirteen and thirty-nine weeks ended October 1, 2011, respectively, which were recorded in general and administrative expenses.

Basis of Presentation

Net Sales. Online and offline sales represent two different sales channels for our products. We generate online net sales primarily through the sale of auto parts to individual consumers through our network of e-commerce websites and online marketplaces, including online advertising. E-commerce sales are derived from our network of websites, which we own and operate. E-commerce and online marketplace sales also include inbound telephone sales through our call center that supports these sales channels. Online marketplaces consist primarily of sales of our products on online auction websites, where we sell through auctions as well as through storefronts that we maintain on these third-party owned websites. We sell advertising and sponsorship positions on our e-commerce websites to highlight vendor brands and offer complementary products and services that benefit our customers. Advertising is targeted to specific sections of the websites and can also be targeted to specific users based on the vehicles they drive. Advertising partners primarily include part vendors, national automotive aftermarket brands and automobile manufacturers. Our offline sales channel represents our distribution of products directly to commercial customers by selling auto parts to collision repair shops located in Southern California and Virginia. Our offline sales channel also includes the distribution of our Kool-Vue™ mirror line to auto parts distributors nationwide. We also serve consumers by operating retail outlet stores in Independence, Ohio and LaSalle, Illinois.

Cost of Sales. Cost of sales consists of the direct costs associated with procuring parts from suppliers and delivering products to customers. These costs include product costs, outbound freight and shipping costs, warehouse supplies and warranty costs, partially offset by purchase discounts and cooperative advertising. Depreciation and amortization expenses are excluded from cost of sales and included in marketing, general and administrative and fulfillment expenses as noted below.

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

Amortization of Intangible Assets. Amortization of intangibles consists of the amortization expense associated with our definite-lived intangible assets.

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

Our critical accounting policies are included in “ Note 1 – Summary of Significant Accounting Policies and Nature of Operations” of the Notes to Consolidated Financial Statements, included above in Part I, Item 1 of this report. There were no significant changes to our critical accounting policies during the thirty-nine weeks ended September 29, 2012. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations:

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

Results of Operations

The following table sets forth our operating financial data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.6	69.0	69.4	66.7

Gross profit	31.4	31.0	30.6	33.3

Operating expenses:
Marketing	17.7	17.8	16.3	16.8
General and administrative	6.7	11.6	6.4	10.3
Fulfillment	7.8	5.7	7.2	5.6
Technology	2.2	2.1	2.0	2.2
Amortization of intangible assets	0.5	0.4	0.4	1.3

Total operating expenses	34.9	37.6	32.3	36.2

Loss from operations	(3.5)	(6.6)	(1.7)	(2.9)

Other income (expense):
Other income, net	—	0.3	—	0.1
Interest expense	(0.2)	(0.4)	(0.2)	(0.3)
Loss on debt extinguishment	—	—	(0.2)	—

Total other expense, net	(0.2)	(0.1)	(0.4)	(0.2)

Loss before income taxes	(3.7)	(6.7)	(2.1)	(3.1)
Income tax provision	—	0.0	0.1	0.1

Net loss	(3.7)%	(6.7)%	(2.2)%	(3.2)%

Thirteen and Thirty-Nine Weeks Ended September 29, 2012 Compared to the Thirteen and Thirty-Nine Weeks Ended October 1, 2011

Net Sales and Gross Margin

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(in thousands)
Net sales	$73,014	$78,593	$241,169	$249,839
Cost of sales	50,121	54,248	167,307	166,664

Gross profit	$22,893	$24,345	$73,862	$83,175
Gross margin	31.4%	31.0%	30.6%	33.3%

Net sales decreased $5.6 million, or 7.1%, for Q3 2012 compared to Q3 2011. Our Q3 2012 net sales consisted of online sales, representing 90.8% of the total (compared to 94.0% in Q3 2011), and offline sales, representing 9.2% of the total (compared to 6.0% in Q3 2011). The net sales decrease was primarily due to a decline of $7.6 million, or 10.2%, in online sales, partially offset by a $2.0 million, or 42.0%, increase in offline sales. Online sales decreased primarily due to a 9.5% reduction in e-commerce unique visitors and a decline in average order value by 5.4%, partially offset by an increase of 2.8% in revenue capture (revenues retained after taking into consideration returns, credit card declines and product fulfillment). Our online sales consist of our e-commerce, online marketplace sales channels and online advertising. Our e-commerce channel includes our e-commerce websites supported by our call-center sales agents who generate cross-sell and up-sell opportunities. Our online marketplaces consist primarily of auction and other third-party websites. Online advertising is sold on our e-commerce websites. Our offline sales, which consist of our Kool-Vue™ and wholesale operations, continued to show solid growth.

Net sales decreased $8.7 million, or 3.5%, for the thirty-nine weeks ended September 29, 2012 (“YTD Q3 2012”), compared to the thirty-nine weeks ended October 1, 2011 (“YTD Q3 2011”). Our YTD Q3 2012 net sales consisted of online sales, representing 92.3% of the total (compared to 94.1% in 2011), and offline sales, representing 7.7% of the total (compared to 5.9% in 2011). The net sales decrease was primarily due to a $12.4 million, or 5.3%, decrease in online sales, partially offset by a $3.7 million, or 25.3%, increase in offline sales. Online sales decreased primarily due to lower e-commerce unique visitors and average order value. Our offline sales continued to show solid growth.

Gross profit decreased $1.5 million, or 6.0%, in Q3 2012 compared to Q3 2011. Gross margin rate increased 0.4% to 31.4% in Q3 2012 compared to 31.0% in Q3 2011. Gross margin increased in Q3 2012 primarily due to improved margin from online sales. For YTD Q3 2012, gross profit decreased $9.3 million, or 11.2%, compared to YTD Q3 2011. Gross margin rate declined 2.7% to 30.6% in YTD Q3 2012 compared to 33.3% in YTD Q3 2011. Gross margin was unfavorably impacted by increased competition in both online and offline channels and higher freight expense for the thirty-nine weeks ended September 29, 2012.

Marketing Expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(in thousands)
Marketing expense	$12,909	$14,002	$39,337	$41,953
Percent of net sales	17.7%	17.8%	16.3%	16.8%

Total marketing expense decreased $1.1 million, or 7.8%, for Q3 2012 compared to Q3 2011. Online advertising expense, which includes catalog costs, was $5.0 million, or 7.5%, of online sales for Q3 2012, compared to $7.0 million, or 9.7%, of online sales for Q3 2011. Marketing expense, excluding online advertising, was $7.9 million, or 10.9%, of net sales for Q3 2012, compared to $7.0 million, or 8.9%, of net sales for Q3 2011. Online advertising expense decreased primarily due to reduced catalog advertising costs of $0.9 million and non-catalog online adverting expenses (including listing and placement fees paid to commercial and search engine websites) of $1.1 million. Marketing expenses, excluding online advertising, increased primarily due to higher depreciation and amortization expense related to software deployments.

Total marketing expense decreased $2.6 million, or 6.2%, for YTD Q3 2012 compared to YTD Q3 2011. Online advertising expense, which includes catalog costs, was $16.3 million, or 7.3%, of online sales for YTD Q3 2012, compared to $21.6 million, or 9.2%, of online sales for YTD Q3 2011. Marketing expense, excluding online advertising, was $23.0 million, or 9.6%, of net sales for YTD Q3 2012, compared to $20.4 million, or 8.2%, of net sales for YTD Q3 2011. Online advertising expense decreased primarily due to reduced catalog advertising costs of $3.0 million, and because our more substantial non-catalog online adverting expenses (including listing and placement fees paid to commercial and search engine websites) decreased by $2.3 million. Marketing expenses, excluding online advertising, increased primarily due to higher depreciation and amortization expense related to software deployments.

General and Administrative Expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(in thousands)
General and administrative expense	$4,926	$9,096	$15,510	$25,739
Percent of net sales	6.7%	11.6%	6.4%	10.3%

General and administrative expense decreased $4.2 million, or 45.8%, and $10.2 million, or 39.7%, for Q3 2012 and YTD Q3 2012, compared to Q3 2011 and YTD Q3 2011, respectively. The decreases were primarily due to $3.8 million and $6.6 million in WAG restructuring costs during Q3 2011 and YTD Q3 2011, respectively, compared to none in Q3 2012 and YTD Q3 2012. Additionally, depreciation and amortization expense decreased by $2.0 million compared to YTD Q3 2011 due to certain assets that were fully depreciated during 2011, and merchant fees decreased by $1.0 million due to lower online sales during YTD Q3 2012 compared to YTD Q3 2011.

Fulfillment Expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(in thousands)
Fulfillment expense	$5,685	$4,449	$17,242	$14,048
Percent of net sales	7.8%	5.7%	7.2%	5.6%

Fulfillment expense increased $1.2 million, or 27.8%, and $3.2 million, or 22.7%, for Q3 2012 and YTD Q3 2012, compared to Q3 2011 and YTD Q3 2011, respectively. The increase was primarily due to higher depreciation and amortization expense from software deployments.

Technology Expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(in thousands)
Technology expense	$1,590	$1,676	$4,826	$5,531
Percent of net sales	2.2%	2.1%	2.0%	2.2%

Technology expense decreased $0.1 million, or 5.1%, and $0.7 million, or 12.7%, for Q3 2012 and YTD Q3 2012, compared to Q3 2011 and YTD Q3 2011, respectively.

Amortization of Intangible Assets

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(in thousands)
Amortization of Intangible Assets	$331	$338	$1,012	$3,328
Percent of net sales	0.5%	0.4%	0.4%	1.3%

Amortization of intangibles decreased by $7,000, or 2.1%, and $2.3 million, or 69.6%, for Q3 2012 and YTD Q3 2012, compared to Q3 2011 and YTD Q3 2011, respectively. The decrease in YTD Q3 2012 compared to YTD Q3 2011 was primarily due to certain acquired intangible assets that were fully amortized during the first half of 2011.

Total Other Expense, Net

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(in thousands)
Total other expense, net	$(122)	$(90)	$(837)	$(479)
Percent of net sales	(0.2)%	(0.1)%	(0.4)%	(0.2)%

Total other expense, net increased $32,000, or 35.6%, for Q3 2012 compared to Q3 2011, and increased $0.4 million, or 74.7%, for YTD Q3 2012, compared to YTD Q3 2011. The increase in YTD Q3 2012 was primarily due to the recognized loss on debt extinguishment of $360,000 in the second quarter of 2012 (refer to additional information in “Note 6 – Borrowings” of the Notes to Consolidated Financial Statements, included above in Part I, Item 1 of this report).

Income Tax Provision

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(in thousands)
Income tax provision	$41	$2	$293	$215
Percent of net sales	—%	0.0%	0.1%	0.1%

For Q3 2012 and Q3 2011, our effective tax rate was (1.5)% and 0%, respectively. Additionally, for YTD Q3 2012 and YTD Q3 2011, our effective tax rate was (6.0)% and (2.7)%, respectively. The Company’s effective tax rate for the thirteen and thirty-nine weeks ended September 29, 2012 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses and the increase in deferred tax liabilities related to tax deductible indefinite-lived intangible assets. The Company’s effective tax rate for the thirteen and thirty-nine weeks ended October 1, 2011 differed from the U.S. federal statutory rate primarily due to an increase in valuation allowance against pre-tax operating losses and recording of provision for increasing long-term deferred tax liabilities associated with indefinite-lived intangibles which could not be offset with the operating losses.

Foreign Currency

The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations. See additional information in “Foreign Currency Risk” below in Item 3.

Liquidity and Capital Resources

Sources of Liquidity

During the thirty-nine weeks ended September 29, 2012, we funded our operations with cash and cash equivalents generated from operations, short-term investments and our credit facility. We had cash and cash equivalents of $1.1 million as of September 29, 2012, representing a $9.2 million decrease from $10.3 million of cash and cash equivalents as of December 31, 2011. The decrease in cash and cash equivalents was primarily due to payments on accounts payable, capital expenditures, payments on debt and negative cash flows from other working capital sources, partially offset by proceeds from revolving loan payable and net proceeds from sales of our investments. As of September 29, 2012, we had $99,000 in short-term investments, comprised of mutual funds (refer to investment details in “Note 2 – Investments” of the Notes to Consolidated Financial Statements, included above in Part I, Item 1 of this report). Our April 2012 credit facility provides for a revolving commitment of up to $40 million (see “Debt and Available Borrowing Resources” below).

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

Working Capital

As of September 29, 2012 and December 31, 2011, our working capital was $0.3 million and $8.7 million, respectively. The decrease in reported working capital as of September 29, 2012 is primarily the result of the current classification of our $17.1 million revolving loan payable compared to our $6.3 million current portion of long-term debt as of December 31, 2011. Our credit facility consists of a five-year revolving loan with available funds of up to $40 million, which will provide for our working capital requirements as needed going forward (see further discussion in “Debt and Available Borrowing Resources” below). Our revolving loan does not require principal payments, however is classified as current due to certain U.S. GAAP requirements (see “Debt and Available Borrowing Resources” below for further details). Giving consideration to our current liquidity position, excluding our loan balance of $17.1 million, our adjusted working capital was $17.4 million as of September 29, 2012. The adjusted working capital is a non-GAAP financial measure, as defined by the SEC, which provides a more complete understanding of factors and trends affecting our business and financial position as of September 29, 2012. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flow for the thirty-nine weeks ended September 29, 2012 and October 1, 2011:

	Thirty-Nine Weeks Ended
	September 29, 2012	October 1, 2011
Net cash (used in) provided by operating activities	$(3,697)	$10,400
Net cash used in investing activities	(4,858)	(8,333)
Net cash used in financing activities	(724)	(4,498)
Effect of exchange rate changes on cash	20	(13)

Net change in cash and cash equivalents	$(9,259)	$(2,444)

Operating Activities

Cash provided by operating activities is primarily comprised of net income (loss), adjusted for non-cash activities such as depreciation and amortization expense, amortization of intangible assets and share-based compensation expense. These non-cash adjustments represent charges reflected in net income (loss) and, therefore, to the extent that non-cash items increase or decrease our operating results, there will be no corresponding impact on our cash flows. Net loss adjusted for non-cash adjustments to operating activities was $9.6 million for the period ended September 29, 2012, compared to $6.6 million for the period ended October 1, 2011. After excluding the effects of the non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities.

•

Inventory decreased to $48.7 million at September 29, 2012 from $52.2 million at December 31, 2011, resulting in a decrease in operating assets and reflecting a cash inflow of $3.6 million for the thirty-nine weeks ended September 29, 2012.

•

Accounts payable and accrued expenses decreased to $41.7 million at September 29, 2012 compared to $52.9 million at December 31, 2011 resulting in a decrease in operating liabilities and reflecting a cash outflow of $12.1 million for the thirty-nine weeks ended September 29, 2012. Accounts payable and accrued expenses decreased primarily due to the decrease in accounts payable of $8.3 million. Accounts payable could fluctuate in future periods due to the amount of our revenues and the related purchases and the timing of our payments.

•

Other current liabilities decreased to $4.0 million at September 29, 2012 compared to $7.7 million at December 31, 2011, resulting in a decrease in operating liabilities and reflecting a cash outflow of $3.7 million for the thirty-nine weeks ended September 29, 2012. Other current liabilities decreased primarily due to decrease in customer deposits of $2.4 million.

Investing Activities

For the thirty-nine weeks ended September 29, 2012 and October 1, 2011, net cash used in investing activities was primarily the result of purchasing property and equipment ($7.9 million and $11.1 million, respectively), partially offset from net proceeds received from sales of our investments ($3.2 million and $2.1 million, respectively).

Financing Activities

For the thirty-nine weeks ended September 29, 2012, net cash used in financing activities was primarily the result of payments made on debt, totaling $24.4 million, which included the payoff of our previous term loan balance of $17.9 million and payments on our new revolving loan of $5.9 million, partially offset by the proceeds received from our revolving loan of $23.1 million (see further discussion in “Debt and Available Borrowing Resources” below). For the thirty-nine weeks ended October 1, 2011, net cash used in financing activities was primarily the result of payments made on debt of $4.7 million.

Debt and Available Borrowing Resources

Total debt (primarily comprised of a revolving loan payable of $17.1 million, discussed further below) was $17.3 million as of September 29, 2012, compared to $18.1 million as of December 31, 2011. The decrease is due to net debt payments made during the thirty-nine weeks ended September 29, 2012. Our April 2012 credit facility provides for a revolving commitment of up to $40 million (discussed further below) and will allow the Company to obtain short-term and long-term financings if we need additional liquidity. Additionally, the new credit facility provides lower interest rate options and interest-only payments.

Our debt-equity ratio is calculated as the carrying value of debt divided by the carrying value of equity. As of September 29, 2012 and December 31, 2011, our debt-equity ratio was 0.30 and 0.30, respectively.

On April 26, 2012, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A., as sole lender and administrative agent entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving commitment in an aggregate principal amount of up to $40,000,000 (the “Credit Facility”), which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. The Credit Facility matures on April 26, 2017. The Company used the proceeds of the loans borrowed on the closing date to repay in full its previous credit facility with Silicon Valley Bank. In connection with the payoff of our previous credit facility, the Company recorded a loss on debt extinguishment of $360,000 which was comprised of a prepayment fee in the amount of $166,000, accelerated deferred financing costs in the amount of $185,000 and other direct expenses related to the previous debt. At September 29, 2012, our outstanding revolving loan balance was $17.1 million. The customary events of default under the Credit Facility include certain subjective acceleration clauses, which management has determined the likelihood of such acceleration is more than remote, considering the recurring losses experienced by the Company, therefore a current classification of our long-term loan balance was required as of September 29, 2012.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.50%, or (b) an “alternate base rate” minus an applicable margin of 0.50%. Each applicable margin as set forth in the prior sentence is subject to increase or decrease by 0.25% per annum based upon the Company’s fixed charge coverage ratio. At September 29, 2012, the Company’s LIBOR based interest rate was 1.75% (on $17.0 million principal) and the Company’s Prime based rate was 2.75% (on $0.1 million principal). Interest-only payments are currently due monthly. A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.20% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than $6,000,000 at any time, as defined, and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $7,000,000 at all times. The Company’s excess availability was $11.8 million at September 29, 2012. As of the date hereof, the cash dominion period has not been in effect; accordingly no principal payments are currently due. By amendment to the Credit Agreement, the Company also has the right to request increases to the revolving commitments up to and above $60,000,000.

In August 2010, the Company executed a Loan Agreement and other definitive documentation for a $35 million secured credit facility (the “Prior Credit Facility”). The Prior Credit Facility was comprised of a term loan in the original principal amount of $25 million and a revolving line of credit with availability up to $10 million. The remaining term loan balance of $17.9 million was repaid in full in April 2012 with borrowings under the Credit Agreement.

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

Contractual Obligations

The following table sets forth our contractual cash obligations and commercial commitments as of September 29, 2012:

	Payment Due By Period (in thousands)
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal payments on debt (1)	$17,126	$—	$—	$17,126	$—
Interest payments on debt (2)	1,393	304	609	480	—
Operating lease obligations (3)	4,831	1,603	2,257	971	—
Capital lease obligations (4)	173	84	40	49	—

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

(2)

Amounts represent the expected interest cash payments relating to our revolving loan balance at September 29, 2012. The interest rates at September 29, 2012 were used to calculate the expected future interest payments.

(3)

Commitments under operating leases relate primarily to our leases on our principal facility in Carson, California, our distribution centers in Chesapeake, Virginia and Independence, Ohio, and our call center in the Philippines. Total operating lease commitments include payments due to a related party for one of our facilities leases in the amount of $250,000.

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

Interest Rate Risk. Our investment securities generally consist of mutual funds. As of September 29, 2012, our investments were comprised of $99,000 of investments in mutual funds that primarily hold debt securities. During the second quarter of 2012, the Company fully redeemed its remaining ARPS investments. During the various ARPS holding periods, the Company earned the stated rate of interest and incurred no realized losses (refer to investment details in “ Note 3 – Fair Value Measurements” of the Notes to Consolidated Financial Statements, included above in Part I, Item 1 of this report).

As of September 29, 2012, we had a balance of $17.1 million outstanding under a revolving loan under our credit facility. The interest rate on this loan is computed based on a LIBOR and Prime loan rate, adjusted by features specified in our loan agreement. At our debt level as of September 29, 2012, a 100 basis point increase in interest rates would not materially affect our earnings and cash flows. If, however, we are unable to meet the covenants in our loan agreement, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate. There can be no assurance that any renegotiated terms of credit would not materially impact our earnings. At September 29, 2012, our LIBOR based interest rate was 1.75% per annum (on $17.0 million principal) and our Prime based rate was 2.75% per annum (on $0.1 million principal). Refer to additional discussion above in Item 2, under the caption “Liquidity and Capital Resources – Debt and Available Borrowing Resources”.

Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. dollar weakens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. dollar strengthens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos, and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, a fluctuation of 10% in the Peso/U.S. dollar exchange rate would have approximately a $1.0 million impact on our Philippine operating expenses for the thirty-nine weeks ended September 29, 2012. Our Canadian website sales are denominated in Canadian dollars; however, fluctuations in exchange rates from these operations are only expected to have a nominal impact on our operating results due to the relatively small number of sales generated in Canada. We believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.

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

As part of our growth strategy, we acquired WAG on August 12, 2010 and we expect that we will selectively pursue additional acquisitions of businesses, technologies or services in order to expand our capabilities, enter new markets or increase our market share. In conjunction with the acquisition of WAG, we recorded a significant valuation allowance against our deferred tax asset, and have incurred greater than usual legal and accounting fees, as well as general and administrative expenses. Additionally, because the acquisition of WAG was a stock purchase, we may incur liability for acts taken prior to our acquisition that may involve costly litigation. Integrating any newly acquired businesses’ websites, technologies or services is likely to be expensive and time consuming. For example, our acquisition of All OEM Parts, Inc., Partsbin.com, Inc., and other affiliated companies (collectively “Partsbin”), resulted in significant costs, including a material impairment charge, a write-down of goodwill associated with the acquisition, and a number of challenges, including retaining employees of the acquired company, integrating our order processing and credit processing, integrating our product pricing strategy, and integrating the diverse technologies and differing e-commerce platforms and accounting systems used by each company. Our integration activities in connection with our acquisitions have also caused a substantial diversion of our management’s attention. If we are unable to successfully complete the integration of acquisitions, we may not realize the anticipated synergies from such acquisitions, we may take impairment charges and write-downs associated with such acquisitions, and our business and results of operations could suffer. In connection with the acquisition of WAG, during the fiscal year ended December 31, 2011, we incurred acquisition and integration related costs of $7.4 million and recorded a non-cash impairment charge on certain trade name intangible assets totaling $5.1 million. During the thirty-nine weeks ended September 29, 2012, we incurred no acquisition and integration related costs and no related impairment charges were recorded during the period then ended.

If our goodwill or intangible assets become impaired we may be required to record a significant charge to earnings.

We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be evaluated for impairment at least annually. Factors that may be considered are changes in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include a decline in stock price and market capitalization, decrease in future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined, resulting in an impact on our results of operations.

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

In addition, our credit facility is subject to a borrowing base derived from certain of our receivables, inventory, property and equipment. In the event that components of the borrowing base are adversely affected for any reason, including adverse market conditions or downturns in general economic conditions, we could be restricted in the amount of funds we can borrow under the credit facility. Furthermore, in the event that components of the borrowing base decrease to a level below the amount of loans then-outstanding under the credit facility, we could be required to immediately repay loans to the extent of such shortfall. If any of these events were to occur, it could severely impact our liquidity and capital resources, limit our ability to operate our business and could have a material adverse effect on our financial condition and results of operation.

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

We acquire substantially all of our products from manufacturers and distributors located in Taiwan, China and the United States. Our top ten suppliers represented 42.5% of our total product purchases during the thirty-nine weeks ended September 29, 2012. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. In addition, our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. In addition, the increasing consolidation among auto parts suppliers may disrupt or end our relationship with some suppliers, result in product shortages and/or lead to less competition and, consequently, higher prices.

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

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on our distributors to manage inventory, process orders and distribute those products to our customers in a timely manner. For the thirty-nine weeks ended September 29, 2012, our product purchases from two drop-ship suppliers represented 19.7% of our total product purchases. If we do not maintain our existing relationships with these suppliers and our other distributors on acceptable commercial terms, we will need to obtain other suppliers and may not be able to continue to offer a broad selection of merchandise at competitive prices, and our sales may decrease.

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

Since the completion of our initial public offering in February 2007 through September 29, 2012, the trading price of our common stock has been volatile, ranging from a high of $12.61 per share to a low per share of $1.00. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operation.

*Our executive officers and directors own a significant percentage of our stock.

As of September 29, 2012, our executive officers and directors and entities that are affiliated with them beneficially owned in the aggregate approximately 45.4% of our outstanding shares of common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to significantly influence our management and affairs and matters requiring stockholder approval including the election of our entire Board of Directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.

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

While management has concluded that our internal controls over financial reporting continue to be effective as of September 29, 2012 (since management assessed the effectiveness as of December 31, 2011), we have in the past, and could in the future, have a significant deficiency or material weakness in our control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference to the location indicated below:

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of U.S. Auto Parts Network, Inc. as filed with the Delaware Secretary of State on February 14, 2007 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

3.2	Amended and Restated Bylaws of U.S. Auto Parts Network, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

4.1*	Specimen common stock certificate

10.39+	Employment Agreement dated September 18, 2012 between U.S. Auto Parts, Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 10.39 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2012)

10.44+	Employment Agreement dated September 18, 2012 between U.S. Auto Parts, Network, Inc. and Aaron Coleman (incorporated by reference to Exhibit 10.44 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2012)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS t	XBRL Instance Document

101.SCH t	XBRL Taxonomy Extension Schema Document

101.CAL t	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB t	XBRL Taxonomy Extension Label Linkbase Document

101.PRE t	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the exhibit of the same number from the registration statement on Form S-1 of U.S. Auto Parts Network, Inc. (File No. 333-138379) initially filed with the Securities and Exchange Commission on November 2, 2006, as amended.
+	Indicates a management contract or compensatory plan or arrangement
t	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2012	U.S. AUTO PARTS NETWORK, INC.

	By:	/s/ Shane Evangelist
Shane Evangelist
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David Robson
David Robson
Chief Financial Officer
(Principal Financial and Accounting Officer)