Form 10-K
period 2012-12-29
U.S. Auto Parts Network, Inc.
filed 2013-03-25
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2012 was approximately $61.6 million (based on the closing sales price of the registrant’s common stock on that date). For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 19, 2013, there were 31,151,075 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

U.S. AUTO PARTS NETWORK, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 29, 2012

Unless the context requires otherwise, as used in this report, the terms “U.S. Auto Parts,” the “Company,” “we,” “us” and “our” refer to U.S. Auto Parts Network, Inc. and its subsidiaries.

U.S. Auto Parts®, U.S. Auto Parts Network™, PartsTrain®, Partsbin™, Kool-Vue™, Auto-Vend™, JC Whitney®, and StylintrucksTM, amongst others, are our United States trademarks. All other trademarks and trade names appearing in this report are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements included in this report, other than statements or characterizations of historical or current fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. Any forward-looking statements included herein are based on management’s beliefs and assumptions and on information currently available to management. We have attempted to identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would”, “will likely continue,” “will likely result” and variations of these words or similar expressions. These forward-looking statements include, but are not limited to, statements regarding future events, our future operating and financial results, financial expectations, expected growth and strategies, current business indicators, capital needs, financing plans, capital deployment, liquidity, contracts, litigation, product offerings, customers, acquisitions, competition and the status of our facilities. Forward-looking statements, no matter where they occur in this document or in other statements attributable to the Company involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Part I, Item 1A of this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

We principally sell our products, identified as stock keeping units (“SKUs”), to individual consumers through our network of websites and online marketplaces. Our user-friendly websites provide customers with a comprehensive selection of approximately 1.1 million SKUs with detailed product descriptions and photographs. We have developed a proprietary product database that maps our SKUs to product applications based on vehicle makes, models and years.

Our online sales channel and relationships with suppliers enable us to eliminate several intermediaries in the traditional auto parts supply chain and offer a broad selection of SKUs. Additionally, as an online retailer, we believe greater economies of scale can be achieved online than in brick and mortar stores.

We were incorporated in Delaware in 1995 as a distributor of aftermarket auto parts and launched our first website in 2000. Since then, we have continued to expand our online operations, increasing the number of SKUs sold through our e-commerce network, adding additional websites, improving our internet marketing proficiency, and commencing sales on online marketplaces. In October 2008, we acquired AutoMD.com for the purpose of developing content and a user community to educate consumers on maintenance and service of their vehicles. The site provides auto information, with tools for diagnosing car troubles, locating repair shops and do-it-yourself (“DIY”) repair guides. Currently, AutoMD estimates auto repair costs to make servicing your car less stressful. The repair cost calculator uses real-time shop repair estimates from accredited repair shops in the U.S.

In August 2010, we acquired all of the issued and outstanding shares of Automotive Specialty Accessories and Parts, Inc. and its wholly-owned subsidiary Whitney Automotive Group, Inc. (referred to herein as “WAG”), at the time, the nation’s leading catalog and internet direct marketer of automotive aftermarket performance parts and accessories. This acquisition has expanded our product line into all terrain vehicles, recreational vehicles and motorcycles, as well as provided us deep product knowledge into niche segments like Jeep, Volkswagen and trucks. The expansion of our product line increases our ability to reach customers in the DIY automobile and off-road accessories market. Our flagship websites are located at www.autopartswarehouse.com , www.partstrain.com, www.jcwhitney.com, www.stylintrucks.com and www.AutoMD.com and our corporate website is located at www.usautoparts.net.

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

Suppliers

We source our products from foreign manufacturers and importers located in Taiwan and China, and from U.S. manufacturers and distributors. We drop-ship orders for low demand products manufactured in the U.S. directly from our manufacturers and distributors. We generally place large-volume orders with these suppliers and, as a result, may receive volume discounts on certain ordered products. Our domestic suppliers offer direct-to-customer shipping, allowing us to save on fulfillment costs and offer a broader selection of products. We have developed application programming interfaces with several of these suppliers that allow us to electronically transmit orders and check inventory availability. We are a significant customer for many of our drop-ship vendors and have long standing relationships and contracts with many of these suppliers. For the fiscal year ended December 29, 2012, two of our drop-ship vendors provided 16.0% of our total product purchases.

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

International Operations

In April 2007, we established offshore operations in the Philippines. Our offshore operations allow us to access a workforce with the necessary technical skills at a significantly lower cost than comparably experienced U.S.-based professionals. Our offshore operations are responsible for a majority of our website development, catalog management, and back office support. Our offshore operations also house our main call center. We had 945 employees in the Philippines as of December 29, 2012. In January 2013, we laid off 163 employees in the Philippines which reduced our workforce to 782 in the Philippines (for additional details, refer to “Note 16-Subsequent Events” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report).

In addition to our operations in the Philippines, we have a Canadian subsidiary to facilitate sales of our products in Canada; the subsidiary has no distribution center or employees. We also ship parts directly to Canada and through a freight forwarding partner throughout the world. In 2012, we shipped auto parts to over 160 different countries.

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

Employees

As of December 29, 2012, we had 425 employees in the United States and 945 employees in the Philippines for a total of 1,370 employees. In January 2013, we laid off 13 employees in the United States and 163 employees in the Philippines reducing our workforce to a total of 1,194 employees (for additional details, refer to “Note 16-Subsequent Events” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report). None of our employees are represented by a labor union, and we have never experienced a work stoppage.

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

The online market for aftermarket auto parts is less developed than the online market for many other business and consumer products, and currently represents only a small part of the overall aftermarket auto parts market. Our success will depend in part on our ability to attract new customers and to convert customers who have historically purchased auto parts through traditional retail and wholesale operations. Specific factors that could discourage or prevent prospective customers from purchasing from us include:

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

We depend on search engines and other online sources to attract visitors to our websites, and if we are unable to attract these visitors and convert those into customers in a cost-effective manner, our business and results of operations will be harmed.

Our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. We are significantly dependent upon search engines, shopping comparison sites and other online sources for our website traffic. We are included in search results as a result of both paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our sites. We reduced our paid search listings in 2012 and are substantially dependent on algorithmic listings to attract online consumers to our websites.

Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. Search engines, shopping comparison sites and other online sources have in the past, and will continue to revise their algorithms from time to time in an attempt to optimize their search results. For example, since 2011, Google has released changes to Google’s search results ranking algorithm aimed to lower the rank of certain sites and return other sites near the top of the search results based upon the quality of the particular site as determined by Google. Google made additional updates throughout fiscal year 2012. We operate a multiple website platform that generally allows us to provide multiple search results for a particular algorithmic search, however Google is now limiting our display results to a single result from the algorithmic search. We were negatively impacted by the changes in methodology for how Google displayed or selected our different websites for customer search results, which reduced our unique visitor count and adversely affected our financial results. We expect declines in our unique visitors and our total number of orders to continue in the next twelve months as we address the challenges we are experiencing from Google’s changes in methodology. If other search engines, shopping comparison sites or similar online sources on which we rely for website traffic were to modify their general methodology for how they display or select our websites in a manner similar to the changes made by Google, or if Google continues to make changes to Google’s search results ranking algorithms that cause those algorithms to interact with our platform in a manner that continues to reduce our unique visitors, even fewer consumers may click through to our websites, and our financial results could be further adversely affected.

Similarly, if any free search engine or shopping comparison site on which we rely begins charging fees for listing or placement, or if one or more of the search engines, shopping comparison sites and other online sources on which we rely for purchased listings, modifies or terminates its relationship with us, our expenses could rise, we could lose customers and traffic to our websites could decrease.

We are in the process of implementing several strategies to attempt to overcome these changes, including the consolidation of our multiple websites to improve our ranking on the search results and pursuing opportunities in third-party online marketplaces, which may not be successful. If these strategies are not successful, our operating results and financial condition could be materially and adversely affected. Additionally, if search engines other than Google begin to limit our display results to a single result or entirely eliminate our results from the algorithmic search due to our multiple website platform, our website traffic could be further impacted and our business would be materially harmed.

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

During fiscal 2012, we experienced a downward trend in our revenues and our net loss continued, and we expect the downward trend in our revenues and net loss to continue for at least the next twelve months.

For fiscal year 2012, we experienced a decrease of 7.0% in net sales, as compared to the same period in 2011, and also had continued net loss during the same period. Overall, we expect these downward trends in our revenues and net loss to continue for at least the next twelve months. If these trends continued it could severely impact our liquidity, as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell assets or seek equity or additional debt financing in the future. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If our expected downward trend in revenues and net loss continues for longer than we expect because our strategies to return to positive sales growth and profitability are not successful or otherwise, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, sell some of our assets, file for bankruptcy or cease operations.

Our operations are restricted by our credit facility, and our ability to borrow funds under our credit facility is subject to a borrowing base.

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

Furthermore, under certain circumstances, our credit facility may require us to satisfy a financial covenant, which could limit our ability to react to market conditions or satisfy extraordinary capital needs and could otherwise impact our liquidity and capital resources, restrict our financing and have a material adverse effect on our results of operations.

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

Furthermore, our ability to satisfy our debt service obligations will depend, among other things, upon fluctuations in interest rates, our future operating performance and ability to refinance indebtedness when and if necessary. These factors depend partly on economic, financial, competitive and other factors beyond our control. We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures and general operating expenses. In addition, if we need to refinance our debt, or obtain additional debt financing or sell assets or equity to satisfy our debt service obligations, we may not be able to do so on commercially reasonable terms, if at all. If this were to occur, we may need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, sell some of our assets, file for bankruptcy or cease operations.

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

As part of our growth strategy, we acquired WAG on August 12, 2010 and we expect that we will selectively pursue additional acquisitions of businesses, technologies or services in order to expand our capabilities, enter new markets or increase our market share. In conjunction with the acquisition of WAG, we recorded a significant valuation allowance against our deferred tax asset, and have incurred greater than usual legal and accounting fees, as well as general and administrative expenses. During the fiscal year ended December 31, 2011, we incurred acquisition and integration related costs of $7.4 million related to the WAG acquisition. During the fourth quarter of 2012 and 2011, we recorded an impairment charge on certain intangible assets related to the WAG acquisition totaling $3.8 million and $5.1 million, respectively. Additionally, because the acquisition of WAG was a stock purchase, we may incur liability for acts taken prior to our acquisition that may involve costly litigation. Integrating any newly acquired businesses’ websites, technologies or services is likely to be expensive and time consuming. For example, our acquisition of All OEM Parts, Inc., Partsbin.com, Inc., and other affiliated companies (collectively “Partsbin”), resulted in significant costs, including a material impairment charge, a write-down of goodwill associated with the acquisition, and a number of challenges, including retaining employees of the acquired company, integrating our order processing and credit processing, integrating our product pricing strategy, and integrating the diverse technologies and differing e-commerce platforms and accounting systems used by each company. Our integration activities in connection with our acquisitions have also caused a substantial diversion of our management’s attention. If we are unable to successfully complete the integration of acquisitions, we may not realize the anticipated synergies from such acquisitions, we may take impairment charges and write-downs associated with such acquisitions, and our business and results of operations could suffer.

If our goodwill or intangible assets become impaired we may be required to record a significant charge to earnings.

We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be evaluated for impairment at least annually. Factors that may be considered are changes in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include a decline in stock price and market capitalization, decrease in future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined, resulting in an impact on our results of operations. For example, during the fourth quarter of 2012, we recorded an impairment charge on goodwill of $18.9 million and $5.6 million on other intangible assets. During the fiscal year ended December 31, 2011, we incurred an impairment charge on intangible assets of $5.1 million.

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

We maintain international business operations in the Philippines. This international operation includes development and maintenance of our websites, our main call center, and sales and back office support services. We also operate a Canadian subsidiary to facilitate sales in Canada. We are subject to a number of risks and challenges that specifically relate to our international operations. Our international operations may not be successful if we are unable to meet and overcome these challenges, which could limit the growth of our business and may have an adverse effect on our business and operating results. These risks and challenges include:

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our business, operations and infrastructure;

•	difficulties and costs of staffing and managing foreign operations, including any impairment to our relationship with employees caused by a reduction in force;

•	restrictions imposed by local labor practices and laws on our business and operations;

•	exposure to different business practices and legal standards;

•	unexpected changes in regulatory requirements;

•	the imposition of government controls and restrictions;

•	political, social and economic instability and the risk of war, terrorist activities or other international incidents;

•	the failure of telecommunications and connectivity infrastructure;

•	natural disasters and public health emergencies;

•	potentially adverse tax consequences;

•	the failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property; and

•	fluctuations in foreign currency exchange rates and relative weakness in the U.S. dollar.

We are dependent upon relationships with suppliers in Taiwan, China and the United States for the vast majority of our products.

We acquire substantially all of our products from manufacturers and distributors located in Taiwan, China and the United States. Our top ten suppliers represented 43.7% of our total product purchases during the fifty-two weeks ended December 29, 2012. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. In addition, our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. In addition, the increasing consolidation among auto parts suppliers may disrupt or end our relationship with some suppliers, result in product shortages and/or lead to less competition and, consequently, higher prices. Furthermore, as part of our routine business, suppliers extend credit to us in connection with our purchase of their products. In the future, our suppliers may limit the amount of credit they are willing to extend to us in connection with our purchase of their products, if any. If this were to occur, it could impair our ability to acquire the types and quantities of products that we desire from the applicable suppliers on acceptable terms, severely impact our liquidity and capital resources, limit our ability to operate our business and could have a material adverse effect on our financial condition and results of operation.

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

Additionally, if we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

We are dependent upon third parties for distribution and fulfillment operations with respect to many of our products.

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on our distributors to manage inventory, process orders and distribute those products to our customers in a timely manner. For the fifty-two weeks ended December 29, 2012, our product purchases from two drop-ship suppliers represented 16.0% of our total product purchases. If we do not maintain our existing relationships with these suppliers and our other distributors on acceptable commercial terms, we will need to obtain other suppliers and may not be able to continue to offer a broad selection of merchandise at competitive prices, and our sales may decrease.

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

Barriers to entry are low, and current and new competitors can launch websites at a relatively low cost. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical, management and other resources than we do. For example, in the event that online marketplace companies such as Amazon or eBay, who have larger customer bases, greater brand recognition and significantly greater resources than we do, focus more of their resources on competing in the aftermarket auto parts market, it could have a material adverse effect on our business and results of operations. In addition, some of our competitors have used and may continue to use aggressive pricing tactics and devote substantially more financial resources to website and system development than we do. We expect that competition will further intensify in the future as Internet use and online commerce continue to grow worldwide. Increased competition may result in reduced sales, lower operating margins, reduced profitability, loss of market share and diminished brand recognition.

Additionally, we have experienced significant competitive pressure from our suppliers who are now selling their products directly to customers. Since our suppliers have access to merchandise at very low costs, they can sell products at lower prices and maintain higher gross margins on their product sales than we can. Our financial results have been negatively impacted by direct sales from our suppliers to our current and potential customers, and we expect our total number of orders and average order value to continue to decline in the next 12 months due to increased competition. Continued competition from suppliers of ours that are capable of maintaining high sales volumes and acquiring products at lower prices than us will continue to negatively impact our business and results of operations, including through reduced sales, lower operating margins, reduced profitability, loss of market share and diminished brand recognition. We are in the process of implementing several strategies to attempt to overcome the challenges created by our suppliers selling directly to our customers and potential customers, including by lowering our prices by increasing foreign sourced products and by improvements in our websites, which may not be successful. If these strategies are not successful, our operating results and financial conditions could be materially and adversely affected.

If we fail to offer a broad selection of products at competitive prices to meet our customers’ demands, our revenue could decline.

In order to expand our business, we must successfully offer, on a continuous basis, a broad selection of auto parts that meet the needs of our customers, including by being the first to market with new SKUs. Our auto parts are used by consumers for a variety of purposes, including repair, performance, improved aesthetics and functionality. In addition, to be successful, our product offerings must be broad and deep in scope, competitively priced, well-made, innovative and attractive to a wide range of consumers. We cannot predict with certainty that we will be successful in offering products that meet all of these requirements. If our product offerings fail to satisfy our customers’ requirements or respond to changes in customer preferences, our revenue could decline.

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

We regard our trademarks, trade secrets and similar intellectual property such as our proprietary back-end order processing and fulfillment code and process as important to our success. We rely on trademark and copyright law, and trade secret protection, and confidentiality and/or license agreements with employees, customers, partners and others to protect our proprietary rights. We cannot be certain that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, our proprietary rights may be infringed or misappropriated, and we could be required to incur significant expenses to preserve them. In the past we have filed litigation to protect our intellectual property rights. The outcome of such litigation can be uncertain, and the cost of prosecuting such litigation may have an adverse impact on our earnings. We have common law trademarks, as well as pending federal trademark registrations for several marks and several registered marks. Even if we obtain approval of such pending registrations, the resulting registrations may not adequately cover our intellectual property or protect us against infringement by others. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services may be made available online. We also currently own or control a number of Internet domain names, including www.usautoparts.net , www.autopartswarehouse.com , www.partstrain.com , www.jcwhitney.com , www.AutoMD.com and www.stylintrucks.com , and have invested time and money in the purchase of domain names and other intellectual property, which may be impaired if we cannot protect such intellectual property. We may be unable to protect these domain names or acquire or maintain relevant domain names in the United States and in other countries. If we are not able to protect our trademarks, domain names or other intellectual property, we may experience difficulties in achieving and maintaining brand recognition and customer loyalty.

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

Since the completion of our initial public offering in February 2007 through December 29, 2012, the trading price of our common stock has been volatile, ranging from a high of $12.61 per share to a low per share of $1.00. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operation.

Our executive officers and directors own a significant percentage of our stock.

As of December 29, 2012, our executive officers and directors and entities that are affiliated with them beneficially owned in the aggregate approximately 45.1% of our outstanding shares of common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to significantly influence our management and affairs and matters requiring stockholder approval including the election of our entire Board of Directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.

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

•

our ability to attract visitors to our websites and convert those visitors into customers, including to the extent based on our ability to successfully work with different search engines to drive visitors to our websites;

•	our ability to successfully sell our products through third-party online marketplaces;

•

competition from companies that have longer operating histories, larger customer bases, greater brand recognition, access to merchandise at lower costs and significantly greater resources than we do, like third-party online market places and our suppliers;

•	our ability to maintain and expand our supplier and distribution relationships without significant price increases or reduced service levels;

•	our ability to borrow funds under our credit facility;

•	the effects of seasonality on the demand for our products;

•	our ability to accurately forecast demand for our products, price our products at market rates and maintain appropriate inventory levels;

•	our ability to build and maintain customer loyalty;

•	our ability to successfully integrate our acquisitions;

•	infringement actions that could impact the viability of the auto parts aftermarket or portions thereof;

•	the success of our brand-building and marketing campaigns;

•	our ability to accurately project our future revenues, earnings, and results of operations;

•	government regulations related to use of the Internet for commerce, including the application of existing tax regulations to Internet commerce and changes in tax regulations;

•	technical difficulties, system downtime or Internet brownouts;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; and

•	the impact of adverse economic conditions on retail sales, in general.

If we fail to maintain an effective system of internal control over financial reporting or comply with Section 404 of the Sarbanes-Oxley Act of 2002, we may not be able to accurately report our financial results or prevent fraud, and our stock price could decline.

While management has concluded that our internal controls over financial reporting were effective as of December 29, 2012, we have in the past, and could in the future, have a significant deficiency or material weakness in our control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

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

We and our industry depend on the number of vehicle miles driven, vehicle accident rates and insurance companies’ willingness to accept a variety of types of replacement parts in the repair process. Decreased miles driven, caused in part by higher gas prices, reduce the number of accidents and corresponding demand for crash parts, and reduce the wear and tear on vehicles with a corresponding reduction in demand for vehicle repairs and replacement or hard parts. If consumers continue to drive less in the future, as a result of higher gas prices or otherwise, our sales may decline and our business and financial results may suffer.

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

As of December 29, 2012, the square footage of our leased and owned office and warehouse space was 353,000 and 347,000, respectively. Our corporate headquarters and primary distribution centers are located in Carson, California and LaSalle, Illinois, respectively, in approximately 437,000 square feet of office and warehouse space. We have a 159,000 square feet distribution center in Chesapeake, Virginia. In January 2013, our lease expired on our 61,000 square feet of warehouse space in Independence, Ohio and we are currently on a month-to-month lease. We lease approximately 43,000 square feet of office space in the Philippines.

In September 2011, we entered into a sublease agreement for the leasing of approximately 25,000 square feet of commercial office space located in Carson, California. The sublease enabled us to consolidate our corporate office space from three buildings into one, and will allowed us to consolidate our California fulfillment operations into one warehouse, which reduced our monthly rent expense and improved warehouse operating efficiencies. For additional information regarding our obligations under property leases, see “Note 11-Commitments and Contingencies” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth under the caption “Legal Matters” in Note 11 of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of this report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is being trading on the NASDAQ Global Market under the symbol “PRTS.” The table below sets forth the high and low sales prices of our common stock for the periods indicated:

	High	Low
2012:
Quarter ended March 31, 2012	$5.40	$3.49
Quarter ended June 30, 2012	4.47	2.82
Quarter ended September 29, 2012	4.67	2.85
Quarter ended December 29, 2012	3.61	1.71
2011:
Quarter ended April 2, 2011	9.85	6.75
Quarter ended July 2, 2011	8.55	6.62
Quarter ended October 1, 2011	7.85	4.31
Quarter ended December 31, 2011	6.00	3.69

On March 19, 2013, the last reported sale price of our common stock on the NASDAQ Global Market was $1.24 per share.

Holders

As of March 19, 2013, there were approximately 1,404 holders of record of our common stock.

Stock Performance Graph

The material in this section is not “soliciting material,” is not deemed “filed” with the SEC, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The following graph shows an annual comparison of the total cumulative returns of an investment of $100 in cash on December 31, 2007, in (i) our common stock, (ii) the Morgan Stanley Technology Index, (iii) the S&P 500 Retail Index and (iv) NASDAQ Composite Index, in each case through December 29, 2012. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The graph assumes that all dividends have been reinvested (to date, we have not declared dividends).

Dividend Policy

No dividends were paid during the fifty-two weeks ended December 29, 2012. We currently intend to retain any future earnings to finance the growth and development of our business, and we do not anticipate that we will declare or pay any cash dividends on our common stock in the foreseeable future. In April 2012, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A. entered into a Credit Agreement that provides for a revolving commitment in an aggregate principal amount of up to $40 million subject to a borrowing base derived from certain of our receivables, inventory and property and equipment. The Credit Agreement requires us to obtain a prior written consent from JPMorgan Chase Bank when we determine to pay any dividends on or make any distribution with respect to our common stock. See “Liquidity and Capital Resources” in Item 7 of Part II included in this report for further information on the covenants under the secured credit facility. Any future determination to pay cash dividends will be subject to the above restriction, as well as restrictions under any other existing indebtedness, at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and other factors the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Sales of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our outstanding equity securities during the most recent quarter covered by this report.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial information as of and for the dates and periods indicated have been derived from our audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report and our consolidated financial statements and related notes included elsewhere in this report (in thousands, except per share data).

	52 Weeks Ended December 29, 2012 (“fiscal year 2012”) (1)	52 Weeks Ended December 31, 2011 (“fiscal year 2011”) (2)	52 Weeks Ended January 1, 2011 (“fiscal year 2010”) (3)	52 Weeks Ended January 2, 2010 (“fiscal year 2009”)	Year Ended December 31, 2008 (“calendar year 2008”)
Consolidated Statements of Operations Data:
Net sales	$304,017	$327,072	$262,277	$176,288	$153,424
Cost of sales	212,379	220,072	172,668	112,415	100,869

Gross profit	91,638	107,000	89,609	63,873	52,555

Operating expenses:
Marketing	51,416	55,785	38,757	23,419	22,965
General and administrative	19,857	31,961	28,628	19,640	18,234
Fulfillment	22,265	19,164	14,946	11,437	9,116
Technology	6,274	7,274	5,902	4,467	3,642
Amortization of intangible assets	1,189	3,673	2,804	661	4,958
Impairment loss on goodwill	18,854	—	—	—	4,430
Impairment loss on property and equipment	1,960	—	—	—	—
Impairment loss on intangible assets	5,613	5,138	—	—	18,938

Total operating expenses	127,428	122,995	91,037	59,624	82,283

(Loss) income from operations	(35,790)	(15,995)	(1,428)	4,249	(29,728)
Other (expense) income, net	(1,125)	(654)	(280)	191	1,000

(Loss) income before income taxes	(36,915)	(16,649)	(1,708)	4,440	(28,728)
Income tax (benefit) provision	(937)	(1,512)	12,218	3,123	(11,822)

Net (loss) income	$(35,978)	$(15,137)	$(13,926)	$1,317	$(16,906)

Basic net (loss) income per share	$(1.17)	$(0.50)	$(0.46)	$0.04	$(0.57)
Diluted net (loss) income per share	$(1.17)	$(0.50)	$(0.46)	$0.04	$(0.57)
Shares used in computation of basic net (loss) income per share	30,818	30,546	30,269	29,852	29,847
Shares used in computation of diluted net (loss) income per share	30,818	30,546	30,269	30,809	29,847

(1)	Fiscal year 2012 included restructuring costs of $0.6 million related to severance charges incurred due to reduction in workforce from the closure of our call center in La Salle, Illinois.
(2)	Fiscal year 2011 included acquisition and integration costs of $7.4 million related to our WAG acquisition.
(3)

During fiscal year 2010, the net sales of $39.1 million and the net loss of $6.0 million of WAG since the acquisition date of August 12, 2010 were included in the consolidated statement of operations. We recognized $3.1 million of acquisition and integration related costs in fiscal year 2010. Also, the recognition of $13.6 million valuation allowance for deferred income tax assets was included in fiscal year 2010. The total valuation allowance recorded during the year was $18.3 million, of which $4.7 million was recorded as a reduction to the value of the acquired deferred tax assets of WAG recorded as part of the purchase accounting for WAG.

	December 29, 2012	December 31, 2011	January 1, 2011	January 2, 2010	December 31, 2008
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,030	$10,335	$17,595	$26,251	$32,473
Working capital (1)	(4,027)	8,666	19,175	42,049	36,013
Total assets (2)	88,877	142,216	153,537	104,614	90,430
Revolving loan payable	16,222	—	—	—	—
Current portion of long-term debt	—	6,250	6,125	—	—
Long-term debt, net of current portion	—	11,662	18,060	—	—
Stockholders’ equity	27,644	60,924	72,804	82,687	77,522

(1)

As of December 31, 2011, January 1, 2011 and January 2, 2010, excluded $2.1 million, $4.1 million and $4.3 million, respectively, of investments which were reclassified to long-term due to illiquidity in the market. Additionally, calendar year 2008 excluded $6.5 million of the same investments.

(2)

As of December 29, 2012, December 31, 2011 and January 1, 2011, included a deferred income tax asset valuation allowance of $36.9 million, $22.8 million and $18.3 million, respectively, that is netted against the total assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto contained in Part IV, Item 15 of this report. Certain statements in this report, including statements regarding our business strategies, operations, financial condition, and prospects are forward-looking statements. Use of the words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would”, “will likely continue,” “will likely result” and similar expressions that contemplate future events may identify forward-looking statements.

The information contained in this section is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, which are available on the SEC’s website at http://www.sec.gov. The section entitled “Risk Factors” set forth in Part I, Item 1A of this report, and similar discussions in our other SEC filings, describe some of the important factors, risks and uncertainties that may affect our business, results of operations and financial condition and could cause actual results to differ materially from those expressed or implied by these or any other forward-looking statements made by us or on our behalf. You are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date thereof. We do not assume any obligation to revise or update forward-looking statements. Finally, our historic results should not be viewed as indicative of future performance.

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

Our History. We were formed in Delaware in 1995 as a distributor of aftermarket auto parts and launched our first website in 2000. We rapidly expanded our online operations, increasing the number of SKUs sold through our e-commerce network, adding additional websites, improving our Internet marketing proficiency and commencing sales in online marketplaces. Additionally, in August 2010, through our acquisition of WAG, we expanded our product-lines and increased our customer reach in the DIY automobile and off-road accessories market. As a result, our business has grown since 2000, generating net sales of $304.0 million for fiscal year ended December 29, 2012.

International Operations. In April 2007, we established offshore operations in the Philippines. Our offshore operations allow us to access a workforce with the necessary technical skills at a significantly lower cost than comparably experienced U.S.-based professionals. Our offshore operations are responsible for a majority of our website development, catalog management, and back office support. Our offshore operations also house our main call center. We had 945 employees in the Philippines as of December 29, 2012. In January 2013, we laid off 163 employees in the Philippines which reduced our workforce to 782 in the Philippines (for additional details, refer to “Note 16-Subsequent Events” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report). In addition to our operations in the Philippines, we have a Canadian subsidiary to facilitate sales of our products in Canada; the subsidiary has no distribution center or employees. We also ship parts directly to Canada and through a freight forwarding partner throughout the world. In 2012, we shipped auto parts to over 160 different countries. We believe that the cost advantages of our offshore operations provide us with the ability to grow our business in a cost-effective manner.

Acquisitions. From time to time, we may acquire certain businesses, websites, domain names, or other assets. In 2009, we completed the acquisition of the assets of a small website and the related domain names which further expanded and enhanced our product offering and our ability to reach more customers. In the first quarter of 2010, we completed two additional website and domain name asset acquisitions, which increased our net sales and internet traffic. In August 2010, Go Fido, Inc., a wholly-owned subsidiary of ours, completed the purchase of all of the outstanding capital stock of Automotive Specialty Accessories and Parts, Inc. and its wholly-owned subsidiary Whitney Automotive Group, Inc. (referred to herein as “WAG”). WAG’s Midwest facility expanded our distribution network and the merchandise WAG offers extended our go-to market product-lines into all terrain vehicles, recreational vehicles and motorcycles, as well as provides us with deep product knowledge into niche segments like Jeep, Volkswagen and trucks. This expansion of our product line increased our customer reach in the DIY automobile and off-road accessories market. Related to the WAG acquisition, the Company has incurred acquisition and integration related costs of $7.4 million and $3.1 million for the fiscal year 2011 and 2010, respectively. No significant integration costs were incurred subsequent to December 31, 2011. For additional information, see “Note 5 – Business Combination” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report. We may pursue additional acquisition opportunities in the future to increase our share of the aftermarket auto parts market or expand our product offerings.

To understand revenue generation through our network of e-commerce websites, we monitor several key business metrics, including the following:

	Fifty-Two Weeks Ended
	December 29, 2012	December 31, 2011	January 1, 2011 [2]
Unique Visitors (millions) [1]	153.9	165.6	114.2
Total Number of Orders (thousands)	2,427	2,717	1,788
Average Order Value	$114.3	$121.8	$116.6
Revenue Capture	83.9%	81.7%	83.2%

[1]	Visitors do not include traffic from media properties (e.g. AutoMD).
[2]	Fiscal year 2010 excluded metrics from WAG (acquired in August 2010).

Unique Visitors: A unique visitor to a particular website represents a user with a distinct IP address that visits that particular website. We define the total number of unique visitors in a given month as the sum of unique visitors to each of our websites during that month. We measure unique visitors to understand the volume of traffic to our websites and to track the effectiveness of our online marketing efforts. The number of unique visitors has historically varied based on a number of factors, including our marketing activities and seasonality. We believe an increase in unique visitors to our websites will result in an increase in the number of orders. We seek to increase the number of unique visitors to our websites by attracting repeat customers and improving search engine marketing and other internet marketing activities. During fiscal year 2012, our unique visitors decreased by 7.1%. We expect declines in our unique visitors to continue in the next twelve months as we address the challenges we are experiencing from changes search engines have made to the formulas, or algorithms, that they use to optimize their search results, as described in further detail under “—Executive Summary” below.

Total Number of Orders: We monitor the total number of orders as an indicator of future revenue trends. During fiscal year 2012, total number of orders was down by 10.7% due to the decrease in unique visitors combined with overall increased competition. We expect the downward trend in the total number of orders to continue over the next twelve months due to continued declines in unique visitors and increased competition. We recognize revenue associated with an order when the products have been delivered, consistent with our revenue recognition policy.

Average Order Value: Average order value represents our net sales on a placed orders basis for a given period of time divided by the total number of orders recorded during the same period of time. During fiscal year 2012, our average order value decreased by 6.2%. We expect this trend to continue in the next twelve months primarily due to increased competition, as described in further detail under “Executive Summary” below. We seek to increase the average order value as a means of increasing net sales. Average order values vary depending upon a number of factors, including the components of our product offering, the order volume in certain online sales channels, macro-economic conditions, and the competition online.

Revenue Capture: Revenue capture is the amount of actual dollars retained after taking into consideration returns, credit card declines and product fulfillment. During fiscal year 2012, our revenue capture increased by 2.2% to 83.9% compared to 81.7% in fiscal year 2011. The increase in revenue capture was due to lower returns, credit card declines and product fulfillment in fiscal year 2012 compared to fiscal year 2011. We expect our revenue capture level to stay the same in the next twelve months as we continue to improve our customers’ purchase experience.

Executive Summary

For fiscal year 2012, the Company generated net sales of $304.0 million, compared with $327.1 million for fiscal year 2011, representing a decrease of 7.0%. Net loss for fiscal year 2012 was $36.0 million, or $1.17 per share. This compares to a net loss of $15.1 million, or $0.50 per share, for fiscal year 2011. We generated Adjusted EBITDA (EBITDA plus current year’s share-based compensation expense, impairment losses, loss on debt extinguishment, legal costs related to intellectual property rights, and restructuring costs) of $9.4 million in fiscal year 2012 compared to $16.3 million in fiscal year 2011. Adjusted EBITDA is presented because such measure is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income, as an indicator of the Company’s operating performance, or as an alternative to cash flows, as measures of the Company’s overall liquidity, as presented in the Company’s consolidated financial statements. Further, the Adjusted EBITDA measure shown for the Company may not be comparable to similarly titled measures used by other companies. Refer to the table presented below for reconciliation of net loss to Adjusted EBITDA.

Total revenues decreased compared to the same period in 2011 due to our decreased online sales. Our online sales, which include our e-commerce, online marketplace sales channels and online advertising, contributed 91.8% of total revenues, and our offline sales, which consist of our Kool-Vue™ and wholesale operations, contributed 8.2% of total revenues. Our online sales decreased by $28.8 million, or 9.3%, to $279.1 million compared to $307.9 million in fiscal year 2011. Our offline sales performed well throughout the year.

Like most e-commerce retailers, our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. Historically, marketing through search engines provided the most efficient opportunity to reach millions of on-line auto part buyers. We are included in search results through paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our websites. In fiscal year 2012, we decreased the amount we spent on paid search listings, as we have determined that it does not generate a sufficient amount of revenues to justify the expense. Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. We have had a history of success with our search engine marketing techniques, which gave our different websites preferred positions in search results. But search engines, like Google, revise their algorithms from time to time in an attempt to optimize their search results. Since 2011, Google has released changes to Google’s search results ranking algorithm aimed to lower the rank of certain sites and return other sites near the top of the search results based upon the quality of the particular site as determined by Google. Google made additional updates throughout fiscal year 2012. We were negatively impacted by the changes in methodology for how Google displayed or selected our different websites for customer search results. This reduced our unique visitor count which adversely affected our financial results for fiscal year 2012. Our unique visitor count decreased by 11.7 million, or 7.1%, for fiscal year 2012 to 153.9 million unique visitors compared to 165.6 million unique visitors in fiscal year 2011. We believe we were affected by these search engine algorithm changes due to the use of our product catalog across multiple websites. To address this issue we are consolidating to a significantly smaller number of websites to ensure unique catalog content. As we are significantly dependent upon search engines for our website traffic, if we are unable to attract unique visitors, our business and results of operations will be harmed.

Barriers to entry in the automotive aftermarket industry are low, and current and new competitors can launch websites at a relatively low cost. We experienced significant competitive pressure from certain of our suppliers as they are now selling their products online. Since our suppliers have access to merchandise at very low costs, they were able to sell products at lower prices and maintain higher gross margins, thus our financial results were negatively impacted by the increased level of competition. Total orders for fiscal year 2012 went down by 10.7% to 2.4 million compared to 2.7 million for fiscal year 2011 and our average order value went down by $7.5, or 6.2%, for fiscal year 2012 to $114.3 compared to $121.8 in fiscal year 2011 as a result of increased pricing competition. Our current and potential customers may decide to purchase directly from our suppliers. Continuing increased competition from our suppliers that have access to products at lower prices than us could result in reduced sales, lower operating margins, reduced profitability, loss of market share and diminished brand recognition. In addition, some of our competitors have used and may continue to use aggressive pricing tactics. We expect that competition will further intensify in the future as Internet use and online commerce continue to grow worldwide. We are taking a number of steps during 2013 to attempt to reduce the selling prices of our products while increasing margins, which are discussed below.

Total expenses increased compared to the same period in 2011. Our expenses primarily consist of direct costs associated with procuring parts from suppliers and delivering products to customers, which include direct product costs, outbound freight and shipping costs, warehouse supplies and warranty costs, advertising expenses, depreciation and amortization expense and personnel costs. Our personnel costs, which consist of compensation, benefits and payroll related taxes, and are primarily a function of our headcount, decreased in fiscal year 2012 compared to fiscal year 2011. Our employees at the end of fiscal year 2012 decreased to 1,370 compared to 1,521 at the end of fiscal year 2011. Our employees in the Philippines decreased to 945 at the end of fiscal year 2012 compared to 1,005 at the end of fiscal year 2011. In addition, our headcount decreased in 2012 due to the closure of our call center operations in La Salle, Illinois. In January 2013, as part of the Company’s initiatives to reduce labor costs and improve operating efficiencies in response to the challenges in the marketplace and general market conditions, we reduced our workforce to a total of 1,194 employees (for additional details, refer to “Note 16-Subsequent Events” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report). If the downward trend in our revenues and net loss continue longer than twelve months from the end of fiscal year 2012, we may be required to further reduce our labor costs. Total expenses increased during the fiscal year 2012 compared to the same period in 2011 primarily due to impairment charges recorded on goodwill and property and equipment of $18.9 million and $1.9 million, respectively, during the fourth quarter of 2012, resulting from adverse events related to the Company’s overall financial performance and higher depreciation and amortization expense of $2.5 million related to software deployments. These increases were partially offset by the decrease in restructuring costs of $6.7 million, lower direct costs resulting from the reduced revenues in fiscal year 2012 compared to fiscal year 2011 and lower amortization of intangible assets due to certain acquired intangible assets that were fully amortized.

Overall, we expect the downward trend in our revenues and net loss to continue in the next twelve months primarily due to the factors mentioned above. This trend could severely impact our liquidity as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell assets or seek equity or additional debt financing in the future. Refer to “Liquidity and Capital Resources” section below for additional details. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If our expected downward trend in revenues and net loss continues for longer than we expect because our strategies to return to positive sales growth and profitability are not successful or otherwise, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations or sell some of our assets.

Our strategies to return to positive sales growth and profitability are to attempt to accomplish the following in 2013:

•

Return to positive e-commerce growth by consolidating our websites to ensure unique catalog content and providing better content on our websites thereby improving our ranking on the search results. In addition, we intend to build mobile enabled websites to take advantage of shifting consumer behaviors. We expect this to increase unique visitors to our website and help us grow our revenues.

•

Improve the website purchase experience for our customers by (1) helping our customers find the parts they want to buy by reducing failed searches and increasing user purchase confidence; (2) selling more highly customized accessories by partnering with manufacturers to build custom shopping experiences; (3) increasing order size across our sites through improved recommendation engines; and (4) completing the roll out of high quality images and videos with emphasis on accessory product lines. We expect this to increase the conversion rate of our visitors to customers, total number of orders and average order value, and contribute to our revenue growth.

•

Become one of the lowest priced options in the market. We will lower our prices by increasing foreign sourced products as they provide more low-cost products. We expect this to improve the conversion rate for our visitors to our website, grow our revenues and improve our margins.

•

Increase product selection by being the first to market with new SKUs. We will seek to add new categories and expand our existing specialty categories. We expect this to increase the total number of orders and contribute to our revenue growth.

•

Be the consumer advocate for auto repair through AutoMD.com. We will continue to devote resources to AutoMD.com and its system development. We expect this to improve our brand recognition and contribute to our revenue growth.

As we redesign our approach to attracting customers through search engines, we hope to offset much of the revenue loss by pursuing revenue opportunities in third-party online marketplaces, a number of which are growing in excess of 10% per year. Auto parts buyers are finding third-party online marketplaces to be a very attractive environment, for many reasons, the top four being: (1) the security of their personal information; (2) the ability to easily compare product offerings from multiple sellers; (3) transparency (consumers can leave positive or negative feedback about their experience); and (4) favorable pricing. Successful selling in these third-party online marketplaces depends on product innovation, and strong relationships with suppliers, both of which we believe to be our core competencies.

There are various macro-economic factors that indirectly affect our business, including the impact of the recession, continued high unemployment, and other challenging economic conditions. These factors decrease the overall discretionary spending of our customers and we believe it becomes more likely that consumers will keep their current vehicles longer, thus will need replacement parts as a result of general wear and tear, and perform repair and maintenance in order to keep those vehicles well maintained. At the same time, higher gas prices are negatively impacting the industry as consumers drive less and reduce the wear and tear on their vehicles. Given the nature of these factors, and the volatility of the overall economic environment, we cannot predict whether or for how long these trends will continue, nor can we predict to what degree these trends will impact us in the future.

The table below reconciles net loss to Adjusted EBITDA for the periods presented (in thousands):

	Fifty-Two Weeks Ended December 29, 2012	Fifty-Two Weeks Ended December 31, 2011	Fifty-Two Weeks Ended January 1, 2011
Consolidated
Net loss	$(35,978)	$(15,137)	$(13,926)
Interest expense, net	774	963	371
Income tax provision (benefit)	(937)	(1,512)	12,218
Amortization of intangibles	1,189	3,673	2,804
Depreciation and amortization	15,204	12,695	9,466

EBITDA	(19,748)	682	10,933

Impairment loss on goodwill	18,854	—	—
Impairment loss on property and equipment	1,960	—	—
Impairment loss on intangible assets	5,613	5,138	—
Share-based compensation	1,673	2,607	2,742
Loss on debt extinguishment	360	—	—
Legal costs related to intellectual property rights	67	462	2,284
Charge for change in revenue recognition	—	—	411
Restructuring costs (1)	640	7,375	3,124

Adjusted EBITDA	$9,419	$16,264	$19,494

(1)

We incurred restructuring costs in the third quarter of 2012 related to the Company’s initiatives to reduce labor costs and improve operating efficiencies in response to the challenges in the marketplace and general market conditions. We closed our call center in La Salle, Illinois and reduced our workforce resulting in severance charges of approximately $640,000 recorded in marketing expense, fulfillment expense and technology expense of $396,000, $228,000 and $16,000, respectively. For fiscal year 2011 and 2010, related to our WAG acquisition, the Company incurred acquisition and integration related costs of $7.4 million and $3.1 million, respectively, which were recorded in general and administrative expenses.

Basis of Presentation

Net Sales. Online and offline sales represent two different sales channels for our products. We generate online net sales primarily through the sale of auto parts to individual consumers through our network of e-commerce websites and online marketplaces, including online advertising. E-commerce sales are derived from our network of websites, which we own and operate. E-commerce and online marketplace sales also include inbound telephone sales through our call center that supports these sales channels. Online marketplaces consist primarily of sales of our products on online auction websites, where we sell through auctions as well as through storefronts that we maintain on third-party owned websites. We sell advertising and sponsorship positions on our e-commerce websites to highlight vendor brands and offer complementary products and services that benefit our customers. Advertising is targeted to specific sections of the websites and can also be targeted to specific users based on the vehicles they drive. Advertising partners primarily include part vendors, national automotive aftermarket brands and automobile manufacturers. Our offline sales channel represents our distribution of products directly to commercial customers by selling auto parts to collision repair shops located in Southern California and Virginia. Our offline sales channel also includes the distribution of our Kool-Vue™ mirror line to auto parts distributors nationwide. We also serve consumers by operating retail outlet stores in Independence, Ohio and LaSalle, Illinois.

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

Impairment Loss. Impairment loss recorded as a result of impairment testing performed for goodwill and indefinite-lived intangible assets in accordance with ASC 350 Intangibles – Goodwill and Other, and long-lived assets, including intangible assets subject to amortization, in accordance with ASC 360 Property, Plant and Equipment.

Other Income, Net. Other income, net consists of miscellaneous income or expense such as gains/losses from disposition of assets, and interest income comprised primarily of interest income on investments.

Interest Expense. Interest expense consists primarily of interest expense on our outstanding loan balances, deferred financing cost amortization and capital lease interest.

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	December 29, 2012	December 31, 2011	January 1, 2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	69.9	67.3	65.8

Gross profit	30.1	32.7	34.2

Operating expenses:
Marketing	16.9	17.1	14.8
General and administrative	6.5	9.8	10.9
Fulfillment	7.3	5.8	5.7
Technology	2.1	2.2	2.3
Amortization of intangible assets	0.4	1.1	1.1
Impairment loss on goodwill	6.2	—	—
Impairment loss on property and equipment	0.6	—	—
Impairment loss on intangible assets	1.9	1.6	—

Total operating expenses	41.9	37.6	34.7

Loss from operations	(11.8)	(4.9)	(0.5)

	December 29, 2012	December 31, 2011	January 1, 2011
Other income (expense):
Other income, net	—	0.1	—
Interest expense	(0.2)	(0.3)	(0.1)
Loss on debt extinguishment	(0.1)	—	—

Total other expense	(0.3)	(0.2)	(0.1)

Loss before income taxes	(12.1)	(5.1)	(0.7)
Income tax (benefit) provision	(0.3)	(0.5)	4.7

Net loss	(11.8)%	(4.6)%	(5.3)%

Fifty-Two Weeks Ended December 29, 2012 Compared to the Fifty-Two Weeks Ended December 31, 2011

Net Sales and Gross Margin

	Fifty-Two Weeks Ended
	December 29, 2012	December 31, 2011	$ Change	% Change
	(in thousands)
Net sales	$304,017	$327,072	$(23,055)	(7.0)%
Cost of sales	212,379	220,072	(7,693)	(3.5)%

Gross profit	$91,638	$107,000	$(15,362)	(14.4)%
Gross margin	30.1%	32.7%		(2.6)%

Net sales decreased $23.1 million, or 7.0%, for fiscal year 2012 compared to fiscal year 2011. Our net sales consisted of online sales, representing 91.8% of the total for fiscal year 2012 (compared to 94.1% in fiscal year 2011), and offline sales, representing 8.2% of the total for fiscal year 2012 (compared to 5.9% in fiscal year 2011). The net sales decrease was due to a decline of $28.8 million, or 9.3%, in online sales, partially offset by a $5.7 million, or 29.8%, increase in offline sales. Online sales decreased primarily due to a 7.1% reduction in unique visitors and a decline in average order value by 6.2%, partially offset by an increase of 2.2% in revenue capture. The decrease in unique visitors was due to the negative impact from customer traffic losses as a result of changes search engines have made to the algorithms that they use to optimize their search results. Also, our revenues were negatively impacted by the increased competition as described in further detail under “Executive Summary” above. Our offline sales, which consist of our Kool-Vue™ and wholesale operations, continued to show solid growth.

Gross profit decreased $15.4 million, or 14.4%, in fiscal year 2012 compared to fiscal year 2011. Gross margin rate decreased 2.6% to 30.1% in fiscal year 2012 compared to 32.7% in fiscal year 2011. Gross margin decreased in fiscal year 2012 compared to fiscal year 2011 due to reduced margins from both online and offline sales. Gross margin was unfavorably impacted by increased competition for fiscal year 2012 as certain of our suppliers are now selling directly to consumers online and an increase in inventory write downs of $1.0 million recorded in the fourth quarter of 2012.

Marketing Expense

	Fifty-Two Weeks Ended		$ Change	% Change
	December 29, 2012	December 31, 2011
	(in thousands)
Marketing expense	$51,416	$55,785	$(4,369)	(7.8)%
Percent of net sales	16.9%	17.1%		(0.2)%

Total marketing expense decreased $4.4 million, or 7.8%, for fiscal year 2012 compared to fiscal year 2011. Online advertising expense, which includes catalog costs, was $21.1 million, or 7.5%, of online sales compared to $28.5 million, or 9.2%, of online sales for the prior year. Marketing expense, excluding online advertising, was $30.3 million, or 10.0%, of net sales compared to $27.3 million, or 8.4%, of net sales for the prior year. Online advertising expense decreased due to reduced catalog advertising costs of $3.5 million, and because our more substantial non-catalog online adverting expenses (including listing and placement fees paid to commercial and search engine websites) decreased by $3.9 million. Marketing expenses, excluding online advertising, increased primarily due to higher depreciation and amortization expense related to software deployments of $2.4 million.

General and Administrative Expense

	Fifty-Two Weeks Ended
	December 29, 2012	December 31, 2011	$ Change	% Change
	(in thousands)
General and administrative expense	$19,857	$31,961	$(12,104)	(37.9)%
Percent of net sales	6.5%	9.8%		(3.3)%

General and administrative expense decreased $12.1 million, or 37.9%, for fiscal year 2012 compared to fiscal year 2011. The decrease was primarily due to the acquisition and integration related costs of $7.4 million for fiscal year 2011 related to our WAG acquisition, which were all recorded in general and administrative expense, compared to none in fiscal year 2012. Additionally, depreciation and amortization expense decreased by $2.4 million compared to the prior year due to certain assets that were fully depreciated, and merchant fees decreased by $1.4 million due to lower online sales compared to the prior year.

Fulfillment Expense

	Fifty-Two Weeks Ended
	December 29, 2012	December 31, 2011	$ Change	% Change
	(in thousands)
Fulfillment expense	$22,265	$19,164	$3,101	16.2%
Percent of net sales	7.3%	5.9%		1.4%

Fulfillment expense increased $3.1 million, or 16.2%, for fiscal year 2012 compared to fiscal year 2011. The increase was primarily due to higher depreciation and amortization expense from software deployments of $2.7 million.

Technology Expense

	Fifty-Two Weeks Ended
	December 29, 2012	December 31, 2011	$ Change	% Change
	(in thousands)
Technology expense	$6,274	$7,274	$(1,000)	(13.7)%
Percent of net sales	2.1%	2.2%		(0.1)%

Technology expense decreased $1.0 million, or 13.7%, for fiscal year 2012 compared to fiscal year 2011. Technology expense as a percentage of net sales remained consistent compared to the prior year. The decrease was primarily due to lower telephone expenses of $0.7 million in fiscal year 2012 compared to fiscal year 2011.

Amortization of Intangible Assets

	Fifty-Two Weeks Ended
	December 29, 2012	December 31, 2011	$ Change	% Change
	(in thousands)
Amortization of intangible assets	$1,189	$3,673	$(2,484)	(67.6)%
Percent of net sales	0.4%	1.1%		(0.7)%

Amortization of intangibles decreased by $2.5 million, or 67.6%, for fiscal year 2012 compared to fiscal year 2011. The decrease was primarily due to certain acquired intangible assets that were fully amortized.

Impairment Loss on Goodwill

	Fifty-Two Weeks Ended		$ Change	% Change
	December 29, 2012	December 31, 2011
	(in thousands)
Impairment loss on goodwill	$18,854	$—	$18,854	N/M
Percent of net sales	6.2%	—%		6.2%

Impairment loss on goodwill consists of a non-cash impairment charge during the fourth quarter of 2012 for the excess of the carrying value over the implied fair value of goodwill in the amount of $18.9 million. See further detail in “Note 1- Summary of Significant Accounting Policies and Nature of Operations”, “Note 3 – Fair Value Measurements” and “Note 6- Goodwill and Intangible Assets” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report and under “Critical Accounting Policies and Estimates” section below.

Impairment Loss on Property and Equipment

	Fifty-Two Weeks Ended		$ Change	% Change
	December 29, 2012	December 31, 2011
	(in thousands)
Impairment loss on property and equipment	$1,960	$—	$1,960	N/M
Percent of net sales	0.6%	—%		0.6%

Impairment loss on property and equipment consists of a non-cash impairment charge during the fourth quarter of 2012 for the excess of the carrying value over the fair value of building and internally developed website and software development cost of $1.0 million and $0.9 million, respectively. See further detail in “Note 1- Summary of Significant Accounting Policies and Nature of Operations”, “Note 3 – Fair Value Measurements” and “Note 4- Property and Equipment” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report and under “Critical Accounting Policies and Estimates” section below.

Impairment Loss on Intangible Assets

	Fifty-Two Weeks Ended		$ Change	% Change
	December 29, 2012	December 31, 2011
	(in thousands)
Impairment loss on intangible assets	$5,613	$5,138	$475	9.2%
Percent of net sales	1.9%	1.6%		0.3%

Impairment loss on intangibles consists of a fiscal year 2012 and 2011 non-cash impairment charge related to certain intangible assets in the amount of $5.6 million and $5.1 million. See further detail in 1- Summary of Significant Accounting Policies and Nature of Operations”, “Note 3 – Fair Value Measurements” and “Note 6- Goodwill and Intangible Assets” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report and under “Critical Accounting Policies and Estimates” section below.

Total Other Expense, Net

	Fifty-Two Weeks Ended		$ Change	% Change
	December 29, 2012	December 31, 2011
	(in thousands)
Other expense, net	$1,125	$654	$471	72.0%
Percent of net sales	0.3%	0.2%		0.1%

Total other expense, net increased $471,000, or 72.0%, for fiscal year 2012 compared to fiscal year 2011. The increase was primarily due to the loss on debt extinguishment of $360,000 in the second quarter of 2012 (refer to additional information in “Note 7 – Borrowings” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report).

Income Tax Benefit

	Fifty-Two Weeks Ended
	December 29, 2012	December 31, 2011	$ Change	% Change
	(in thousands)
Income tax benefit	$937	$1,512	$(575)	(38.0)%
Percent of net sales	0.3%	0.5%		(0.2)%

For fiscal year 2012 and 2011, the effective tax rate for the Company was 2.5% and 9.1% respectively. The Company’s effective tax rate for fiscal year 2012 differs from the U.S. federal statutory rate primarily as a result of the recording of an increase of $14.1 million valuation allowance primarily against the increase in the Company’s NOL’s generated as a result of the pre-tax loss of $36.9 million. The Company’s effective tax rate for fiscal 2011 differs from the U.S. federal statutory rate primarily as a result of the recording of an increase of $5.7 million of valuation allowance against the Company’s NOL’s generated as a result of pre-tax loss of $16.6 million.

Income tax provision (benefit) differs from the amount that would result from applying the federal statutory rate as follows (in thousands):

	Fifty-Two Weeks Ended
	December 29, 2012	December 31, 2011
Income tax at U.S. federal statutory rate	$(12,551)	$(5,661)
Share-based compensation	38	21
State income tax, net of federal tax effect	(2,528)	(1,629)
Tax exempt interest	—	(3)
Foreign tax	(27)	(108)
Other	51	140
Change in valuation allowance	14,080	5,728

Effective income tax benefit	$(937)	$(1,512)

In 2012, the effective income tax benefit stems primarily from the reversal of the net deferred income tax liability resulting from the write down of goodwill and other intangible assets, and the impact of the Philippine tax holiday, partially offset by the accrual of withholding taxes related to potential repatriation of earnings in the Philippines (see below). The Company’s Philippine tax holiday was effective through September 2012. The Company is in the process of applying for a one-year extension. Although management expects the extension to be approved based on its discussion with the foreign taxing authority, the Philippines tax liability has been computed assuming no tax holiday on the post expiration earnings. The impact of this tax holiday decreased foreign taxes by $72,000, $144,000 and $182,000 for the fiscal year 2012, 2011 and 2010, respectively.

Prior to 2012, the Company treated earnings of the foreign subsidiaries as permanently invested in that jurisdiction. As a result, no additional income tax withholding was provided on the possible future repatriation of these earnings to the parent company in prior years. During fiscal year 2012, based on current year operating and future cash flow needs the Company decided that it could no longer represent that these funds would be indefinitely reinvested in the foreign jurisdictions but that such funds may be needed for general corporate purposes. As a result the Company has recorded future withholding taxes which would be due if the funds are required to be repatriated. The Company intends to continue to pursue all reasonable means to increase its investment in the foreign jurisdictions as dictated by future growth in general business activities or as allowed by the foreign jurisdictions to avoid incurring the income tax withholding expense.

As of December 29, 2012, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters.

Fifty-Two Weeks Ended December 31, 2011 Compared to the Fifty-Two Weeks Ended January 1, 2011

Net Sales and Gross Margin

	Fifty-Two Weeks Ended
	December 31, 2011	January 1, 2011	$ Change	% Change
	(in thousands)
Net sales	$327,072	$262,277	$64,795	24.7%
Cost of sales	220,072	172,668	47,404	27.5%

Gross profit	$107,000	$89,609	$17,391	19.4%
Gross margin	32.7%	34.2%		(1.5)%

Consolidated net sales increased $64.8 million, or 24.7%, for fiscal year 2011 compared to fiscal year 2010. Excluding $83.4 million of sales from WAG, the USAP net sales for fiscal year 2011 were $243.7 million, an increase of 9.2% over fiscal year 2010 net sales, due to increases of $19.5 million, or 9.4%, in online sales and $1.0 million, or 6.2%, in offline sales, which consist of our Kool-Vue™ and wholesale operations.

The USAP increase in online sales is primarily due to a $15.6 million, or 9.0%, increase in e-commerce sales, which resulted from an increase of 211,007, or 11.8%, in total placed orders, an increase of 10.2 million, or 8.9%, in unique visitors, partially offset by a decrease of $2.49, or 2.1%, in average order value from fiscal year 2010 to fiscal year 2011. The increases in total placed orders and the unique visitors resulted from increased marketing spend driving higher paid traffic and better content on our websites driving more organic traffic. The increases were also attributed to more effective pricing, better catalog data and a better customer experience. Our average order value declined due to increased pricing competition and increased sales of lower cost direct sourced products.

Consolidated gross profit increased 19.4% from fiscal year 2010 to fiscal year 2011. Consolidated gross margin declined 1.5% to 32.7% compared to fiscal year 2010. Excluding the gross profit from WAG, USAP gross profit was $80.4 million, an increase of 6.1%, and USAP gross margin was 33.0% for fiscal year 2011 compared to 34.0% for fiscal year 2010. USAP gross margin was unfavorably impacted by a shift from body to engine parts and increased freight expenses.

Marketing Expense

	Fifty-Two Weeks Ended
	December 31, 2011	January 1, 2011	$ Change	% Change
	(in thousands)
Marketing expense	$55,785	$38,757	$17,028	43.9%
Percent of net sales	17.1%	14.8%		2.3%

Marketing expense increased $17.0 million, or 43.9%, for fiscal year 2011 compared to fiscal year 2010. Excluding $20.7 million of marketing expense from WAG, the USAP marketing expense increased $4.9 million, or 16.4%, from fiscal year 2010, primarily due to higher amortization costs related to software deployments and an increase in advertising spend which resulted in higher listing and placement fees paid to commercial and search engine websites such as eBay, Google and MSN.

General and Administrative Expense

	Fifty-Two Weeks Ended
	December 31, 2011	January 1, 2011	$ Change	% Change
	(in thousands)
General and administrative expense	$31,961	$28,628	$3,333	11.6%
Percent of net sales	9.8%	10.9%		(1.1)%

General and administrative expense increased $3.3 million or 11.6%, for fiscal year 2011 compared to fiscal year 2010. Excluding $12.9 million and $22.7 million from WAG for fiscal year 2011 and 2010, respectively, the USAP general and administrative expense decreased $3.6 million primarily due to lower legal expense and depreciation and amortization.

Fulfillment Expense

	Fifty-Two Weeks Ended		$ Change	% Change
	December 31, 2011	January 1, 2011
	(in thousands)
Fulfillment expense	$19,164	$14,946	$4,218	28.2%
Percent of net sales	5.9%	5.7%		0.2%

Fulfillment expense increased $4.2 million, or 28.2%, for fiscal year 2011 compared to fiscal year 2010. Excluding $3.9 million of fulfillment expense from WAG, the USAP fulfillment expense increased $2.0 million due to an increase in warehouse labor expense in connection with the WAG integration and higher depreciation and amortization from software deployments.

Technology Expense

	Fifty-Two Weeks Ended		$ Change	% Change
	December 31, 2011	January 1, 2011
	(in thousands)
Technology expense	$7,274	$5,902	$1,372	23.2%
Percent of net sales	2.2%	2.3%		(0.1)%

Technology expense increased $1.4 million, or 23.2%, for fiscal year 2011 compared to fiscal year 2010. Excluding $2.3 million of technology expense from WAG, the USAP technology expense increased $0.4 million, however, as a percentage of net sales, fiscal year 2011 remained consistent with fiscal year 2010.

Amortization of Intangible Assets

	Fifty-Two Weeks Ended		$ Change	% Change
	December 31, 2011	January 1, 2011
	(in thousands)
Amortization of intangibles	$3,673	$2,804	$869	31.0%
Percent of net sales	1.1%	1.1%		—%

Amortization of intangibles increased by $0.9 million, or 31.0%, in fiscal year 2011, primarily due to a full year of amortization expense in the amount of $3.2 million related to the intangible assets acquired in connection with our acquisition of WAG in August 2010.

Impairment Loss on Intangible Assets

We recognized an impairment charge on intangible assets related to certain WAG trade names in the amount of $5.1 million. See further detail in “Note 6- Goodwill and Intangible Assets” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report and under “Critical Accounting Policies and Estimates” section below.

Other Expense, Net

	Fifty-Two Weeks Ended		$ Change	% Change
	December 31, 2011	January 1, 2011
	(in thousands)
Other expense, net	$(654)	$(280)	$(374)	(133.6)%
Percent of net sales	(0.2)%	(0.1)%		(0.1)%

Other expense, net increased $0.4 million, or 133.6%, for fiscal year 2011 compared to fiscal year 2010, primarily due to the interest of $1.1 million paid in connection with the Company’s credit facility executed in August 2010.

Income Tax (Benefit) Provision

	Fifty-Two Weeks Ended		$ Change	% Change
	December 31, 2011	January 1, 2011
	(in thousands)
Income tax (benefit) provision	$(1,512)	$12,218	$(13,730)	(112.4)%
Percent of net sales	(0.5)%	4.7%		(5.2)%

For fiscal year 2010 and 2011, the effective tax rate for the Company was (715.3)% and 9.1%, respectively. The Company’s effective tax rate is significantly higher in fiscal year 2010 than the U.S. federal statutory rate primarily due to the recognition of a full valuation allowance against the Company’s net deferred tax assets of $13.6 million. Prior to the acquisition of WAG, the Company concluded that it was more likely than not that we would realize the deferred tax assets in all jurisdictions. However, with the acquisition of WAG, based largely on the weight of the combined cumulative three-year adjusted loss position, it was determined that it was more likely than not that the Company would not realize its net deferred tax assets. Therefore, a valuation allowance balance of $18.3 million was recorded as of January 1, 2011, of which $4.7 million was recorded against the acquired deferred tax assets of WAG as of August 12, 2010. In fiscal 2011 an additional valuation allowance of $5.7 million was recorded to offset the increase in the NOL’s , resulting from the Company’s losses in fiscal 2011. The valuation allowance balance was $22.8 million at December 31, 2011. The Company’s effective tax rate for fiscal year 2011 differs from the U.S. federal statutory rate primarily as a result of the recording of the $5.7 million valuation allowance.

Income tax (benefit) provision differs from the amount that would result from applying the federal statutory rate as follows (in thousands):

	Fifty-Two Weeks Ended
	December 31, 2011	January 1, 2011
Income tax at U.S. federal statutory rate	$(5,661)	$(581)
Share-based compensation	21	(93)
State income tax, net of federal tax effect	(1,629)	(759)
Tax exempt interest	(3)	(8)
Foreign tax	(108)	(210)
Non deductible acquisition costs	—	258
Other	140	1
Change in valuation allowance	5,728	13,610

Effective tax provision (benefit)	$(1,512)	$12,218

The Company’s effective tax rate was impacted by income taxes incurred in foreign and state jurisdictions. With respect to the income of its foreign subsidiaries, the Company takes the position that the earnings of the foreign subsidiaries are permanently invested in that jurisdiction. Additionally, the foreign subsidiaries are currently in a cumulative deficit earning and profits position for tax purposes. As a result, no additional income taxes have been provided on the possible repatriation of these earnings to the parent company. The favorable impact of foreign taxes was due in large part to a tax holiday in the Philippines, which was effective through September 2011. As of the date of filing our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, we were in the process of applying for a one year extension, which was subsequently approved and was effective through September 2012. Although management expected the extension to be approved based on its discussion with the foreign taxing authority, the Philippines tax rate was applied to the earnings after the expiration of the initial tax holiday. The impact of this tax holiday decreased foreign taxes by $136,000, $182,000 and $144,000 for fiscal years 2009, 2010 and 2011, respectively. The benefit of the tax holiday on net income (loss) per share (diluted) was immaterial for the related years.

As of December 31, 2011, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters.

Liquidity and Capital Resources

Sources of Liquidity

During the fifty-two weeks ended December 29, 2012, we funded our operations with cash and cash equivalents generated from operations, proceeds from sale of investments and our credit facility. We had cash and cash equivalents of $1.0 million as of December 29, 2012, representing a $9.3 million decrease from $10.3 million of cash and cash equivalents as of December 31, 2011. The decrease in cash and cash equivalents was primarily due to payments on accounts payable, capital expenditures, payments on debt and negative cash flows from other working capital sources, partially offset by proceeds from revolving loan payable and net proceeds from sales of our investments. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and debt financing will be sufficient to finance our operational cash needs through at least the next twelve months, provided, however, that we may decide to augment our cash flows from operations and debt financing with sales of our equity or selected assets on terms that we determine to be satisfactory to us. For example, we are in discussions regarding possible multiple equity offerings that we expect to close in the near term and from which we expect to receive $6 million to $9 million of gross proceeds. There can be no assurance, however, that we will be able to close any equity offering in the near term or for those gross proceeds or at all.

As of December 29, 2012, we had $110,000 in short-term investments, comprised of mutual funds (refer to investment details in “Note 2 – Investments” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report). Our April 2012 credit facility provides for a revolving commitment of up to $40 million subject to a borrowing base derived from certain of our receivables, inventory and property and equipment (see “Debt and Available Borrowing Resources” below).

In May 2011, we filed a shelf registration statement covering the offer and sale of up to $200 million of common stock with the SEC. The shelf registration was declared effective by the SEC on August 10, 2011. The terms of any offering under our shelf registration statement will be determined at the time of the offering and disclosed in a prospectus supplement filed with the SEC.

Working Capital

As of December 29, 2012 and December 31, 2011, our working capital was $(4.0) million and $8.7 million, respectively. The negative working capital as of December 29, 2012 is primarily the result of the current classification of our $16.2 million revolving loan payable compared to our $6.3 million current portion of long-term debt as of December 31, 2011. We expect the level of our working capital to be the same until we significantly reduce or eliminate our revolving loan payable. Our credit facility consists of a five-year revolving loan with available funds of up to $40 million subject to a borrowing base derived from certain of our receivables, inventory and property and equipment (see further discussion in “Debt and Available Borrowing Resources” below). Our revolving loan does not require principal payments, however is classified as current due to certain U.S. GAAP requirements (see “Debt and Available Borrowing Resources” below for further details). The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for fiscal year 2012, 2011 and 2010, respectively (in thousands):

	Fifty-Two Weeks Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Net cash (used in) provided by operating activities	$(400)	$10,378	$(1,709)
Net cash used in investing activities	(7,178)	(11,524)	(31,048)
Net cash (used in) provided by financing activities	(1,736)	(6,100)	23,883
Effect of exchange rate changes on cash	9	(14)	218

Net decrease in cash and cash equivalents	$(9,305)	$(7,260)	$(8,656)

Operating Activities

Cash provided by operating activities is primarily comprised of net income (loss), adjusted for non-cash activities such as depreciation and amortization expense, amortization of intangible assets, impairment losses and share-based compensation expense. These non-cash adjustments represent charges reflected in net income (loss) and, therefore, to the extent that non-cash items increase or decrease our operating results, there will be no corresponding impact on our cash flows. Net loss adjusted for non-cash adjustments to operating activities was $8.2 million (adjusted for non-cash charges primarily consisting of impairment losses of $26.4 million and depreciation and amortization expense of $15.2 million) for the period ended December 29, 2012, compared to $7.6 million (adjusted for non-cash charges primarily consisting of impairment losses of $5.1 million and depreciation and amortization expense of $12.7 million) for the period ended December 31, 2011. After excluding the effects of the non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities.

•

Inventory decreased to $42.7 million at December 29, 2012 from $52.2 million at December 31, 2011, resulting in a decrease in operating assets and reflecting a cash inflow of $9.5 million for the fifty-two weeks ended December 29, 2012. We expect the level of our inventory to continue to decrease over the next twelve months due to lower revenues over the same period.

•

Accounts payable and accrued expenses decreased to $38.5 million at December 29, 2012 compared to $52.9 million at December 31, 2011 resulting in a decrease in operating liabilities and reflecting a cash outflow of $14.9 million for the fifty-two weeks ended December 29, 2012. Accounts payable and accrued expenses decreased primarily due to the decrease in accounts payable of $13.3 million. Accounts payable could fluctuate in future periods due to the amount of our revenues and the related purchases and the timing of our payments.

•

Other current liabilities decreased to $4.7 million at December 29, 2012 compared to $7.7 million at December 31, 2011, resulting in a decrease in operating liabilities and reflecting a cash outflow of $3.0 million for the fifty-two weeks ended December 29, 2012. Other current liabilities decreased due to the decreases in sales return, warranty and gift card liabilities.

Investing Activities

For the fifty-two weeks ended December 29, 2012 and December 31, 2011, net cash used in investing activities was primarily the result of increases in property and equipment ($10.2 million and $14.3 million, respectively), partially offset from net proceeds received from the sales of our investments ($3.2 million and $2.6 million, respectively). We expect our capital expenditures to decrease over the next twelve months as we attempt to reduce expenditures in an effort to satisfy our operational cash needs during the same period.

Financing Activities

For the fifty-two weeks ended December 29, 2012, net cash used in financing activities was primarily the result of payments made on debt, totaling $28.4 million, which included the payoff of our previous term loan balance of $17.9 million and payments on our new revolving loan of $10.5 million, partially offset by the proceeds received from our revolving loan of $26.7 million (see further discussion in “Debt and Available Borrowing Resources” below). For the fifty-two weeks ended December 31, 2011, net cash used in financing activities was primarily the result of payments made on debt of $6.1 million.

Debt and Available Borrowing Resources

Total debt (primarily comprised of a revolving loan payable of $16.2 million, discussed further below) was $16.4 million as of December 29, 2012, compared to $18.0 million as of December 31, 2011. The decrease was due to net debt payments we made to our revolving loan payable during 2012 which were required in order to maintain a borrowing base sufficient to allow for continued borrowing under our loan (see further discussion below).

On April 26, 2012, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A., as sole lender and administrative agent entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving commitment in an aggregate principal amount of up to $40,000,000 (the “Credit Facility”), which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. The Credit Facility matures on April 26, 2017. The Company used the proceeds of the loans borrowed on the closing date to repay in full its previous credit facility with Silicon Valley Bank. In connection with the payoff of our previous credit facility, the Company recorded a loss on debt extinguishment of $360,000 which was comprised of a prepayment fee in the amount of $166,000, accelerated deferred financing costs in the amount of $185,000 and other direct expenses related to the previous debt. At December 29, 2012, our outstanding revolving loan balance was $16.2 million. The customary events of default under the Credit Facility include certain subjective acceleration clauses. Management has determined the likelihood of such acceleration is more than remote, considering the recurring losses experienced by the Company, therefore a current classification of our revolving loan payable was required as of December 29, 2012.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.50%, or (b) an “alternate base rate” minus an applicable margin of 0.50%. Each applicable margin as set forth in the prior sentence is subject to increase or decrease by 0.25% per annum based upon the Company’s fixed charge coverage ratio. At December 29, 2012, the Company’s LIBOR based interest rate was 1.75% (on $15.0 million principal) and the Company’s Prime based rate was 2.75% (on $1.2 million principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.20% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than $6,000,000 at any time, as defined, and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $7,000,000 at all times. The Company’s excess availability was $10.8 million at December 29, 2012 or $4.8 million that was available above the cash dominion trigger of $6 million. On March 12, 2013, we entered into a first amendment to the previously entered credit agreement in April 2012 (“Amended Credit Agreement”). The Amended Credit Agreement includes an amendment to the definition of covenant testing trigger period to commence on any day that excess availability is less than $4 million solely during the period March 1, 2013 through and including April 15, 2013 and continuing until excess availability has been greater than or equal to $4 million solely during the period of March 1, 2013 through and including April 15, 2013 at all times for 45 consecutive calendar days. As of the date hereof, the cash dominion period has not been in effect; accordingly no principal payments are currently due. By amendment to the Credit Agreement, the Company, subject to the satisfaction of certain conditions, also has the right to request increases to the revolving commitments up to and above $60,000,000. The Company, to date, has not requested such increases. As of December 29, 2012, the Company was in compliance with all covenants under the Credit Agreement.

Our credit facility is subject to a borrowing base derived from certain of our receivables, inventory and property and equipment. In the event that components of the borrowing base are adversely affected for any reason, including adverse market conditions or downturns in general economic conditions, we could be restricted in the amount of funds we can borrow under the credit facility. Furthermore, in the event that components of the borrowing base decrease to a level below the amount of loans then-outstanding under the credit facility, we could be required to immediately repay loans to the extent of such shortfall. If we became unable to borrow under the credit facility, or are required to immediately repay loans under the credit facility, our liquidity and capital resources and ability to operate our business could be severely impacted, which would have a material adverse effect on our financial condition and results of operations. In those events, we may need to sell our assets or seek equity or additional debt financing. There can be no assurance in those circumstances that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our operations as planned in those circumstances, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations or sell some of our assets.

Our credit facility requires us to satisfy certain financial covenants. These financial covenants and tests could limit our ability to react to market conditions or satisfy extraordinary capital needs and could otherwise restrict our financing and operations. Under the Credit Agreement, the Company is not required to maintain a minimum fixed charge coverage ratio, unless excess availability is less than $6,000,000, whereby a ratio of 1.0 to 1.0 will be required. If our excess availability is reduced to less than $6 million, we will not comply with the minimum fixed charge coverage ratio. If we are unable to satisfy the financial covenants and tests at any time, we may as a result cease being able to borrow under the credit facility or are required to immediately repay loans under the credit facility, our liquidity and capital resources and ability to operate our business could be severely impacted, which would have a material adverse effect on our financial condition and results of operations. In those events, we may need to sell our assets or seek equity or additional debt financing or attempt to modify our existing Credit Agreement. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all.

See additional information in “Note 7 – Borrowings” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report.

Funding Requirements

Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months, provided, however, that we may decide to augment our cash flows from operations and debt financing with sales of our equity or selected assets on terms that we determine to be satisfactory to us. For example, we are in discussions regarding possible multiple equity offerings that we expect to close in the near term and from which we expect to receive $6 million to $9 million of gross proceeds. There can be no assurance, however, that we will be able to close any equity offering in the near term or for those gross proceeds or at all. As discussed above, our Credit Facility provides a less restrictive asset-based funding limit, which gives us improved liquidity options at a lower cost of capital. Our future capital requirements may, however, vary materially from those now planned or anticipated. Changes in our operating plans, lower than anticipated net sales, increased expenses, continued or worsened economic conditions, worsening operating performance by us, or other events, including those described in “Risk Factors” included in Part I, Item 1A may force us to sell our existing assets and seek additional debt or equity financing in the future. We may need to issue common stock under our shelf registration, discussed above. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If we are not able to raise adequate additional financing or proceeds from asset sales, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, sell some of our assets.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The following table sets forth our contractual cash obligations and commercial commitments as of December 29, 2012:

	Payment Due By Period (in thousands)
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal payments on debt (1)	$16,222	$—	$—	$16,222	$—
Interest payments on long-term debt (2)	1,297	300	600	397	—
Operating lease obligations (3)	4,346	1,399	2,257	690	—
Capital lease obligations (4)	149	75	45	29	—

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

(2)

Amounts represent the expected interest cash payments relating to our revolving loan balance at December 29, 2012. The interest rates at December 29, 2012 were used to calculate the expected future interest payments.

(3)

Commitments under operating leases relate primarily to our leases on our principal facility in Carson, California, our distribution centers in Chesapeake, Virginia and Independence, Ohio, and our call center in the Philippines. Total operating lease commitments include payments due to a related party for one of our facilities leases in the amount of $156,000.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, costs and expenses, as well as the disclosure of contingent assets and liabilities and other related disclosures. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, uncollectible receivables, inventory reserve, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and we include any revisions to our estimates in our results for the period in which the actual amounts become known.

We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations:

Revenue Recognition. We recognize revenue from product sales and shipping revenues, net of promotional discounts and return allowances , when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, both title and risk of loss or damage have transferred, , the selling price is fixed or determinable, and collectability is reasonably assured. The Company retains the risk of loss or damage during transit, therefore, revenue from product sales is recognized at the delivery date to customer. . Return allowances, which reduce product revenue by the Company’s best estimate of expected product returns, are estimated using historical experience.

Revenue from sales of advertising is recorded when performance requirements of the related advertising program agreement are met.

We evaluate the criteria of ASC 605-45 Revenue Recognition Principal Agent Considerations in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when the Company is the primary party obligated in a transaction, the Company is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded at gross.

We evaluated the criteria of Accounting Standards Codification (“ASC”) Topic 605-45 - Revenue Recognition - Principal Agent Considerations (“ASC 605-45”), in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when we are the primary party obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers or have several but not all of these indicators, revenue is recorded at gross.

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

Inventory. Inventory consists of finished goods available-for-sale. We purchase inventory from suppliers both domestically and internationally, primarily in Taiwan and China. We believe that our products are generally available from more than one supplier, and we maintain multiple sources for many of our products, both internationally and domestically. We offer a broad line of auto parts for automobiles from model years 1965 to 2012. Because of the continued demand for our products, we primarily purchase products in bulk quantities to take advantage of quantity discounts and to ensure inventory availability.

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

Long-Lived Assets and Intangibles. We acquire tangible and intangible assets in the normal course of business. We evaluate the recoverability of the carrying amount of these long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with ASC Topic 360- Property, Plant, and Equipment (“ASC 360”). Management assesses potential impairments whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will result when the carrying value exceeds the undiscounted cash flows estimated to result from the use and eventual disposition of the asset. Impairment losses will be recognized in operating results to the extent that the carrying value exceeds the discounted future cash flows estimated to result from the use and eventual disposition of the asset. We continually use judgment when applying these impairment rules to determine the timing of the impairment tests, undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. The reasonableness of our judgments could significantly affect the carrying value of our long-lived assets. For fiscal year 2012, we recorded impairment charges on property and equipment and intangibles subject to amortization of $1.9 million and $1.7 million, respectively. Any further reduction in the fair value of long-lived assets will result in additional impairment charges. We did not recognize any impairment losses on long-lived assets and intangibles subject to amortization for fiscal year 2011 and 2010.

Goodwill and Indefinite-Lived Intangibles. We account for goodwill under the guidance set forth in ASC Topic 350- Intangibles – Goodwill and Other (“ASC 350”), which specifies that goodwill and indefinite-lived intangibles should not be amortized. We have historically evaluated goodwill and indefinite-lived intangibles for impairment on an annual basis or more frequently if events or circumstances occur that would indicate a reduction in fair value. Our annual impairment testing date is October 31. In addition, we identified two reporting units, Base USAP, which is the core auto parts business, and AutoMD, an online automotive repair source, (refer to “Segment Data” in “Note 1- Summary of Significant Accounting Policies and Nature of Operations” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report.) in accordance with ASC 280 Segment Reporting. We identified AutoMD as a reporting unit for purposes of the goodwill impairment testing and no impairment charge was recorded related to this reporting unit. The results of the impairment testing discussed below refer solely to Base USAP. The goodwill impairment test is a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount including goodwill. We estimate the fair value of the reporting unit based on the income approach, which utilizes discounted future cash flows. Assumptions critical to the fair value estimates under the discounted cash flow model include discount rates, cash flow projections, projected long-term growth rates and the determination of terminal values. The market approach was used as a test of reasonableness to corroborate the income approach. The market approach utilized market multiples of invested capital from publicly traded companies in similar lines of business. The market multiples from invested capital include revenues, total assets, book equity plus debt and EBITDA.

During the fourth quarter of 2012, the Company identified adverse events related to the Company’s overall financial performance, including the accelerating downward trend in the Company’s revenues and negative cash flows from operations, and a sustained decline in the Company’s share price, that would more likely than not reduce the fair value of our reporting unit below its carrying amount. The excess of carrying value over fair value for our reporting unit as of October 31, 2012, the annual testing date, was approximately $21.8 million. If the carrying amount exceeds estimated fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss by comparing the implied fair value of the reporting unit to its carrying value and impairment losses will be recognized in operating results. Therefore, the Company performed the second step of the goodwill impairment test to measure the amount of impairment loss. The second step compares the implied fair value of goodwill with the carrying amount of goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

Based on our analysis, we recognized impairment loss on goodwill of $18.9 million for the fourth quarter of 2012. No impairment loss on goodwill was recognized for fiscal year 2011 and 2010. For indefinite lived intangible assets, we recorded an impairment loss on certain trade name intangible assets totaling $3.9 million and $5.1 million in the fourth quarter of 2012 and 2011, respectively, and as further described in “Note 6- Goodwill and Intangible Assets” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report. The Company did not recognize any impairment loss for fiscal year 2010.

Income Taxes. The Company accounts for income taxes in accordance with ASC Topic 740 Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When appropriate, a valuation reserve is established to reduce deferred tax assets, which include tax credits and loss carry forwards, to the amount that is more likely than not to be realized. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. We consider the following possible sources of taxable income when assessing the realization of our deferred tax assets:

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

The valuation of deferred tax assets requires judgment and assessment of the future tax consequences of events that have been recorded in the financial statements or in the tax returns, and our future profitability represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations. With the acquisition of WAG in 2010, based largely on the weight of the combined cumulative three-year adjusted loss position, it was determined that it was not more likely than not that the Company would realize its net deferred tax assets as of January 1, 2011. Therefore, a valuation allowance of $18.3 million was recorded as of January 1, 2011, of which $4.7 million was recorded in relation to WAG in connection with our acquisition in August 2010. Based on the same determination, an additional valuation allowance of $5.7 million was recorded as of December 31, 2011, resulting in a valuation allowance balance of $22.8 million as of December 31, 2011. As of December 29, 2012, the valuation allowance was $36.9 million, after recording an additional valuation allowance of $14.1 million in fiscal year 2012.

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

As of December 29, 2012, federal and state net operating loss (“NOL”) carryforwards were $39.2 million and $53.9 million, respectively. Federal NOL carryforwards of $2.7 million were acquired in the acquisition of WAG which are subject to Internal Revenue Code section 382 and limited to an annual usage limitation of $135,000. Additionally, the tax benefit of $0.7 million of the federal and state NOL carryforwards which was created by the exercise of stock options will be credited to additional paid-in-capital once recognized. Federal NOL carryforwards expire in 2029, while state NOL carryforwards begin to expire in 2016. The state NOL carryforwards expire in the respective tax years as follows (in thousands):

2016 - 2022	$38,853
2023 - 2031	15,083

$53,936

We utilize a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of December 29, 2012, we had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.

We are subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. During fiscal 2010, the Company was audited by the Internal Revenue Service for the year ended December 31, 2008. The audit was concluded with no change. The tax years 2008-2011 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2009-2011 remain open. The Company does not anticipate a significant change to the amount of unrecognized tax benefits within the next twelve months.

Share-Based Compensation. We account for share-based compensation in accordance with ASC Topic 718- Compensation – Stock Compensation (“ASC 718”). ASC 718 requires that all share-based compensation to employees, including grants of employee stock options, be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payment awards. The Black-Scholes valuation models require extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and, consequently, the related amount of share-based compensation expense recognized in the Consolidated Statements of Comprehensive Operations could have been significantly different than the amounts recorded.

Prior to January 1, 2012, the Company estimated volatility using the historical volatilities of similar public entities. Due to the limited period of time our equity shares had been publicly traded, we did not have sufficient historical market price data to provide a reasonable basis upon which to estimate volatility. As of January 1, 2012, the Company has incorporated its own historical volatility into the grant-date fair value calculations. The Company’s historical volatility was not materially different than the estimates applied to past award fair value calculations. The expected term of an award is based on combining historical exercise data with expected weighted time outstanding. Expected weighted time outstanding is calculated by assuming the settlement of outstanding awards is at the midpoint between the remaining weighted average vesting date and the expiration date. Prior to January 1, 2012, the expected life of an award was estimated using the “simplified” method as provided in ASC 718. Under this method, the expected life equals the arithmetic average of the vesting term and the original contractual term of the award. The Company used the simplified method as it did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate an expected term. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected life of awards. The dividend yield assumption is based on the Company’s expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures significantly differ from those estimates. The Company considers many factors when estimating expected forfeitures, including employee class, economic environment, and historical experience.

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

Interest Rate Risk. Our investment securities generally consist of mutual funds. As of December 29, 2012, our investments were comprised of $110,000 of investments in mutual funds that primarily hold debt securities. During the second quarter of 2012, the Company fully redeemed its remaining auction rate preferred securities (“ARPS”) investments. During the various ARPS holding periods, the Company earned the stated rate of interest and incurred no realized losses (refer to investment details in “Note 2 – Investments” and “Note 3 – Fair Value Measurements” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report).

As of December 29, 2012, we had a balance of $16.2 million outstanding under a revolving loan under our credit facility. The interest rate on this loan is computed based on a LIBOR and Prime loan rate, adjusted by features specified in our loan agreement. At our debt level as of December 29, 2012, a 100 basis point increase in interest rates would not materially affect our earnings and cash flows. If, however, we are unable to meet the covenants in our loan agreement, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate. There can be no assurance that any renegotiated terms of credit would not materially impact our earnings. At December 29, 2012, our LIBOR based interest rate was 1.75% per annum (on $15.0 million principal) and our Prime based rate was 2.75% per annum (on $1.2 million principal). Refer to additional discussion in Item 7, under the caption “Liquidity and Capital Resources – Debt and Available Borrowing Resources” and in “Note 7 – Borrowings” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. dollar weakens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. dollar strengthens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos, and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, a fluctuation of 10% in the Peso/U.S. dollar exchange rate would have approximately a $1.4 million impact on our Philippine operating expenses for the fifty-two weeks ended December 29, 2012. Our Canadian website sales are denominated in Canadian dollars; however, fluctuations in exchange rates from these operations are only expected to have a nominal impact on our operating results due to the relatively small number of sales generated in Canada. We believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are set forth in Part IV, Item 15 of this report and are hereby incorporated into this Item 8 by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 29, 2012 pursuant to Rule 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objectives for which they were designed and operated at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). We assessed the effectiveness of our internal control over financial reporting as of December 29, 2012, based on the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). This assessment was conducted utilizing our documentation of policies and procedures, risk control matrices, gap analysis, key process walk-throughs and management’s knowledge of and interaction with its controls and testing of our key controls.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on such assessment and criteria, management has concluded that the internal controls over financial reporting were effective, and were operating at the reasonable assurance level as of December 29, 2012. Our independent registered public accounting firm, Deloitte & Touche LLP, has included an attestation report on our internal controls over financial reporting, which is included below.

Changes in Internal Control Over Financial Reporting

The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter ended December 29, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

U.S. Auto Parts Network, Inc.

Carson, California

We have audited the internal control over financial reporting of U.S. Auto Parts Network, Inc and subsidiaries (the “Company”) as of December 29, 2012 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 29, 2012 of the Company and our report dated March 25, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, CA

March 25, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors. The information under the caption “Election of Directors,” appearing in the Proxy Statement (“Proxy Statement”), is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2012.

(b) Identification of Executive Officers and Certain Significant Employees. The information under the caption “Executive Compensation and Other Information—Executive Officers,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2012.

(c) Compliance with Section 16(a) of the Exchange Act. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2012.

(d) Code of Ethics. The information under the caption “Corporate Governance – Code of Ethics and Business Conduct,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2012.

(e) Board Committees. The information under the caption “Corporate Governance — Board Committees and Meetings,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2012.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation and Other Information”, appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Equity Compensation Plans” and “Ownership of Securities by Certain Beneficial Owners and Management,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Corporate Governance — Director Independence” and “Certain Relationships and Related Transactions,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Fees Paid to Independent Registered Public Accounting Firm,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2012.

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

(3) Exhibits.

The following exhibits are filed herewith or incorporated by reference to the location indicated below:

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Acquisition Agreement dated May 19, 2006 by and among U.S. Auto Parts Network, Inc. and Partsbin, Inc., on the one hand, and The Partsbin.com, Inc., All OEM Parts, Inc., Power Host, Inc., Auto Parts Web Solutions, Inc., Web Chat Solutions, Inc., Everything Internet, LLC, Richard E. Pine, Lowell E. Mann, Brian Tinari and Todd Daugherty, on the other hand

2.2	Stock Purchase Agreement executed August 2, 2010 among the Acquisition Sub, WAG, Riverside and the other stockholders of WAG (incorporated by reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2010)

3.1	Second Amended and Restated Certificate of Incorporation of U.S. Auto Parts Network, Inc. as filed with the Delaware Secretary of State on February 14, 2007 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

3.2	Amended and Restated Bylaws of U.S. Auto Parts Network, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

4.1*	Specimen common stock certificate

10.1+*	U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan

10.2+*	Form of Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.3+*	Form of Notice of Grant of Stock Option under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.4+*	Form of Acceleration Addendum to Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.5+*	U.S. Auto Parts Network, Inc. 2007 Omnibus Plan and forms of agreements

10.8+*	Offer Letter of Employment dated May 19, 2006 by and between U.S. Auto Parts Network, Inc. and Richard Pine

10.9+*	Non-Competition Agreement dated May 19, 2006 by and among U.S. Auto Parts Network, Inc. and Richard Pine, Lowell Mann, Brian Tinari and Todd Daugherty

10.10*	Shareholder’s Release dated May 19, 2006 by and between U.S. Auto Parts Network, Inc. and Richard Pine

10.23*	Commercial Lease Agreement dated January 1, 2004 by and between U.S. Auto Parts Network, Inc. and Nia Chloe Enterprises, LLC, amended effective February 1, 2010

10.24*	Standard Industrial/Commercial Multi-Tenant Lease — Gross dated October 1, 2006 by and between U.S. Auto Parts Network, Inc. and Margay 2003, LLC, amended effective February 1, 2010

10.25*	Standard Industrial/Commercial Multi-Tenant Lease — Gross dated July 12, 2004 by and between U.S. Auto Parts Network, Inc. and Isadore Socransky, amended effective February 1, 2010

10.26*	Lease dated November 30, 2004 by and between U.S. Auto Parts Network, Inc. and William Coats

10.27†*	Catalog License and Parts Purchase Agreement dated November 20, 2006 by and between U.S. Auto Parts Network, Inc. and WORLDPAC, Inc.

10.29†*	Services Agreement dated October 3, 2006 by and between U.S. Auto Parts Network, Inc. and Efficient Frontier, Inc.

10.32+*	Offer Letter of Employment dated January 1, 2006 by and between U.S. Auto Parts Network, Inc. and Houman Akhavan

10.33+	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2010)

Exhibit No.	Description

10.35*	Deeds of Assignment and Declarations of Trust executed September 2006 regarding MBS Tek Corporation stock transfer

10.36	Purchase Agreement, dated April 20, 2007, by and among U.S. Auto Parts Network, Inc., Access Worldwide Communications, Inc. and their respective Philippine affiliates (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2007)

10.37	Lease Agreements, dated August 8, 2007, by and among MBS Tek Corporation and Roshan Commercial Corp. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007)

10.38	Form of Suppliers’ Agreement entered into between U.S. Auto Parts Network, Inc. and certain of its U.S. based suppliers and primary drop-ship vendors (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007)

10.39+	Employment Agreement dated September 18, 2012 between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 10.39 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2012)

10.40+	Non-Qualified Stock Option Agreement dated October 15, 2007 between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.41+	Non-Qualified Stock Option Agreement dated October 15, 2007 (performance grant) between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.42+	2007 New Employee Incentive Plan (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.43	Lease Agreement, dated October 11, 2007, by and between MBS Tek Corporation and Averon Holding Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007)

10.44+	Employment Agreement, dated September 18, 2012, between the Company and Aaron Coleman (incorporated by reference to Exhibit 10.44 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2012)

10.45	Support Continuity Agreement, dated April 28, 2008, between the Company and Alexander Adegan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2008)

10.46	Consulting Agreement, dated April 28, 2008, among the Company, uParts.com, Inc. and Alexander Adegan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2008)

10.47+	Non-Incentive Stock Option Agreement, dated April 28, 2008, between the Company and Alexander Adegan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2008)

10.48+	Non-Qualified Stock Option Agreement, dated May 15, 2008, by and between the Company and Shane Evangelist (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2008)

10.49	Stipulation of settlement in the matter entitled: In re U.S. Auto Parts Network, Inc. Securities Litigation, Case No.
CV 07-2030-GW (JC) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2008)

10.50+	Separation Agreement and Release of Claims, dated December 9, 2008, between the Company and Michael J. McClane (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008)

Exhibit No.	Description

10.51	Consulting Agreement, dated December 9, 2008, between the Company and Michael J. McClane (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008)

10.52+	Employment Agreement, dated March 29, 2010 between the Company and Theodore Sanders (incorporated by reference to Exhibit 10.53 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2010)

10.53+	Non-Qualified Stock Option Agreement, dated February 16, 2009, between the Company and Theodore Sanders (incorporated by reference to Exhibit 10.63 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2009)

10.54+	Non-Qualified Stock Option Agreement (performance grant), dated February 16, 2009, between the Company and Theodore Sanders (incorporated by reference to Exhibit 10.64 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2009)

10.55	Commercial Lease Agreement dated December 16, 2008 by and between U.S. Auto Parts Network, Inc. and Ashley Indian River, LLC (incorporated by reference to Exhibit 10.66 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2009)

10.56	Contract of lease dated January 7, 2010 by and between U.S. Autoparts Network Philippines Corporation and Robinsons Land Corporation (incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2010)

10.58	Guarantee executed August 2, 2010 by the Company (incorporated by reference to Exhibit 10.58 to the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission on August 4, 2010)

10.61	Agreement of Sublease dated September 22, 2011 by and between the Company and Timec Company Inc. ((incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q filed with the Securities Exchange and Commission on November 9, 2011)

10.63+	2011 Base Salaries and Target Bonuses of certain officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2010)

10.64	Sublease dated December 4, 2007 by and between Marketing Werks, Inc. and J.C. Whitney & Co. (incorporated by reference to Exhibit 10.64 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2011)

10.65	Second Amendment To Lease Agreement dated February 1, 2008 by and between JCM Management LLC and Stylin’ Concepts Corp. (incorporated by reference to Exhibit 10.65 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2011)

10.67	Buyout Agreement dated October 11, 2011 by between the Company, Whitney Automotive Group Inc., and Discovery Communications, LLC. (incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2011)

10.68+	U.S. Auto Parts Network Inc. Director Payment Election Plan (incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2011)

10.73+	Amended and Restated Employment Agreement dated January 3, 2012 between the Company and Theodore R. Sanders. (incorporated by reference to Exhibit 10.62 to the Current Report on Form 8-k filed with the Securities and Exchange Commission on January 4, 2012)

10.74+	Employment Agreement dated January 3, 2012 between the Company and David G. Robson. (incorporated by reference to Exhibit 10.63 to the Current Report on Form 8-k filed with the Securities and Exchange Commission on January 4, 2012)

Exhibit No.	Description

10.75+	Non-Incentive Stock Option Agreement dated January 3, 2012 between the Company and David G. Robson. (incorporated by reference to Exhibit 10.64 to the Current Report on Form 8-k filed with the Securities and Exchange Commission on January 4, 2012)

10.77	Credit Agreement, dated April 26, 2012, by and between U.S. Auto Parts Network, Inc., certain of its wholly-owned domestic subsidiaries and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2012)

10.78	First Amended Credit Agreement, effective as of March 12, 2013, by and between U.S. Auto Parts Network, Inc., certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A.

16.1	June 21, 2010 Letter from E&Y to the SEC (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2010)

21.1	Subsidiaries of U.S. Auto Parts Network, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS¿	XBRL Instance Document

101.SCH¿	XBRL Taxonomy Extension Schema Document

101.CAL¿	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF¿	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB¿	XBRL Taxonomy Extension Label Linkbase Document

101.PRE¿	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the exhibit of the same number from the registration statement on Form S-1 of U.S. Auto Parts Network, Inc. (File No. 333-138379) initially filed with the Securities and Exchange Commission on November 2, 2006, as amended.
+	Indicates a management contract or compensatory plan or arrangement
†	U.S. Auto Parts Network, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been separately filed with the Securities and Exchange Commission.
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

Date: March 25, 2013	U.S. AUTO PARTS NETWORK, INC.

	By:	/s/ Shane Evangelist
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Shane Evangelist	Chief Executive Officer and Director
Shane Evangelist	(principal executive officer)	March 25, 2013

/s/ David Robson	Chief Financial Officer
David Robson	(principal financial and accounting officer)	March 25, 2013

/s/ Robert J. Majteles
Robert J. Majteles	Chairman of the Board	March 25, 2013

/s/ Joshua L. Berman
Joshua L. Berman	Director	March 25, 2013

/s/ Fredric W. Harman
Fredric W. Harman	Director	March 25, 2013

/s/ Sol Khazani
Sol Khazani	Director	March 25, 2013

/s/ Warren B. Phelps III
Warren B. Phelps III	Director	March 25, 2013

/s/ Ellen F. Siminoff
Ellen F. Siminoff	Director	March 25, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

U.S. Auto Parts Network, Inc.

Carson, CA

We have audited the accompanying consolidated balance sheets of U.S. Auto Parts Network, Inc. and subsidiaries (the “Company”) as of December 29, 2012 and December 31, 2011 and the related consolidated statements of comprehensive operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of U.S. Auto Parts Network, Inc. and subsidiaries as of December 29, 2012 and December 31, 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, CA

March 25, 2013

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value)

	December 29, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,030	$10,335
Short-term investments	110	1,125
Accounts receivable, net of allowances of $221 and $183 at December 29, 2012 and December 31, 2011, respectively	7,431	7,922
Inventory	42,727	52,245
Deferred income taxes	39	446
Other current assets	4,176	3,548

Total current assets	55,513	75,621
Property and equipment, net	28,559	34,627
Intangible assets, net	3,227	9,984
Goodwill	—	18,854
Investments	—	2,104
Other non-current assets	1,578	1,026

Total assets	$88,877	$142,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,025	$41,303
Accrued expenses	10,485	11,565
Revolving loan payable	16,222	—
Current portion of long-term debt	—	6,250
Current portion of capital leases payable	70	135
Other current liabilities	4,738	7,702

Total current liabilities	59,540	66,955
Long-term debt, net of current portion	—	11,625
Capital leases payable, net of current portion	70	37
Deferred income taxes	314	1,596
Other non-current liabilities	1,309	1,079

Total liabilities	61,233	81,292

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 31,128 and 30,626 shares issued and outstanding at December 29, 2012 and December 31, 2011, respectively	31	31
Additional paid-in-capital	159,781	157,140
Accumulated other comprehensive income	384	327
Accumulated deficit	(132,552)	(96,574)

Total stockholders’ equity	27,644	60,924

Total liabilities and stockholders’ equity	$88,877	$142,216

See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(In Thousands, Except Per Share Data)

	Fifty-Two Weeks Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Net sales	$304,017	$327,072	$262,277
Cost of sales (1)	212,379	220,072	172,668

Gross profit	91,638	107,000	89,609

Operating expenses:
Marketing	51,416	55,785	38,757
General and administrative	19,857	31,961	28,628
Fulfillment	22,265	19,164	14,946
Technology	6,274	7,274	5,902
Amortization of intangible assets	1,189	3,673	2,804
Impairment loss on goodwill	18,854	—	—
Impairment loss on property and equipment	1,960	—	—
Impairment loss on intangible assets	5,613	5,138	—

Total operating expenses	127,428	122,995	91,037

Loss from operations	(35,790)	(15,995)	(1,428)

Other income (expense):
Other income, net	20	364	191
Interest expense	(785)	(1,018)	(471)
Loss on debt extinguishment	(360)	—	—

Total other expense, net	(1,125)	(654)	(280)

Loss before income taxes	(36,915)	(16,649)	(1,708)
Income tax (benefit) provision	(937)	(1,512)	12,218

Net loss	(35,978)	(15,137)	(13,926)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	31	22	150
Unrealized gains on investments	26	56	15

Total other comprehensive income	57	78	165

Comprehensive loss	$(35,921)	$(15,059)	$(13,761)

Basic and diluted net loss per share	$(1.17)	$(0.50)	$(0.46)
Shares used in computation of basic and diluted net loss per share	30,818	30,546	30,269

(1)

Excludes depreciation and amortization expense which is included in marketing, general and administrative and fulfillment expense as described in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations” below.

See accompanying notes to consolidated financial statements.

U.S AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

	Common Stock		Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 2, 2010	29,894	$30	$150,084	$84	$(67,511)	$82,687

Net loss	—	—	—	—	(13,926)	(13,926)
Issuance of shares in connection with stock option exercises	323	—	999	—	—	999
Share-based compensation	212	—	2,879	—	—	2,879
Unrealized gain on investments, net of tax	—	—	—	15	—	15
Effect of changes in foreign currencies	—	—	—	150	—	150

Balance, January 1, 2011	30,429	$30	$153,962	$249	$(81,437)	$72,804

Net loss	—	—	—	—	(15,137)	(15,137)
Issuance of shares in connection with stock option exercises	137	1	353	—	—	354
Issuance of stock awards	60	—		—	—	—
Share-based compensation	—	—	2,825	—	—	2,825
Unrealized gain on investments, net of tax	—	—	—	56	—	56
Effect of changes in foreign currencies	—	—	—	22	—	22

Balance, December 31, 2011	30,626	$31	$157,140	$327	$(96,574)	$60,924

Net loss	—	—	—	—	(35,978)	(35,978)
Issuance of shares in connection with stock option exercises	489	—	636	—	—	636
Issuance of stock awards	13	—	53	—	—	53
Share-based compensation	—	—	1,952	—	—	1,952
Unrealized gain on investments, net of tax	—	—	—	31	—	31
Effect of changes in foreign currencies	—	—	—	26	—	25

Balance, December 29, 2012	31,128	$31	$159,781	$384	$(132,552)	$27,644

See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fifty-Two Weeks Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Operating activities
Net loss	$(35,978)	$(15,137)	$(13,926)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	15,204	12,695	9,466
Amortization of intangible assets	1,189	3,673	2,804
Deferred income taxes	(875)	(1,537)	12,572
Share-based compensation expense	1,673	2,607	2,742
Stock awards issued for non-employee director service	53	—	—
Impairment loss on goodwill	18,854	—	—
Impairment loss on property and equipment	1,960	—	—
Impairment loss on intangible assets	5,613	5,138	—
Amortization of deferred financing costs	94	147	50
Loss on debt extinguishment	360	—	—
Loss (gain) from disposition of assets	14	(12)	(5)
Changes in operating assets and liabilities:
Accounts receivable	491	(2,583)	919
Inventory	9,520	(4,145)	(17,124)
Other current assets	(618)	734	(910)
Other non-current assets	(281)	—	(123)
Accounts payable and accrued expenses	(14,912)	6,218	(686)
Other current liabilities	(2,964)	2,202	1,812
Other non-current liabilities	203	378	700

Net cash (used in) provided by operating activities	(400)	10,378	(1,709)

Investing activities
Additions to property and equipment	(10,155)	(14,303)	(12,068)
Proceeds from sale of property and equipment	14	—	—
Cash paid for intangibles	(34)	(74)	(1,012)
Cash paid for acquisition, net of cash acquired	—	—	(27,500)
Proceeds from sale of marketable securities and investments	3,171	2,600	29,641
Purchases of marketable securities and investments	(8)	(572)	(19,540)
Changes in restricted cash	—	319	(319)
Purchases of company-owned life insurance	(166)	(281)	(250)
Proceeds from purchase price adjustment	—	787	—

Net cash used in investing activities	(7,178)	(11,524)	(31,048)

Financing activities
Proceeds from revolving loan payable	26,731	—	—
Payments made on revolving loan payable	(10,509)	—	—
Proceeds from long-term debt	—	—	25,000
Payments made on long-term debt	(17,875)	(6,125)	(1,000)
Payment of debt extinguishment costs	(175)	—	—
Payments of debt financing costs	(407)	(74)	(467)
Payments on capital leases	(137)	(144)	(77)
Proceeds from exercise of stock options	636	384	956
Other	—	(141)	(529)

Net cash (used in) provided by financing activities	(1,736)	(6,100)	23,883

Effect of exchange rate changes on cash	9	(14)	218
Net change in cash and cash equivalents	(9,305)	(7,260)	(8,656)
Cash and cash equivalents, beginning of period	10,335	17,595	26,251

Cash and cash equivalents, end of period	$1,030	$10,335	$17,595

Supplemental disclosure of non-cash investing and financing activities:
Accrued asset purchases	$1,803	$1,286	$1,691
Property acquired under capital lease	104	49	370
Estimated purchase price adjustment	—	—	994
Unrealized gain on investments	26	60	15
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$—	$9	$131
Cash paid during the period for interest	495	1,099	127

See accompanying notes to consolidated financial statements.

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

The Company is a Delaware C corporation and is headquartered in Carson, California. The Company also has employees located in Kansas, Virginia, Tennessee, Texas, Wyoming, Illinois and Ohio, as well as in the Philippines.

Fiscal Year

The Company’s fiscal year is based on a 52/53 week fiscal year ending on the Saturday closest to December 31.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Basis of Presentation

During fiscal year 2012, the Company incurred a net loss of $36.0 million and revenues declined to $304.0 million from $327.1 million after incurring a net loss of $15.1 million in fiscal year 2011. Overall, we expect the downward trend in our revenues and net loss to continue in the next twelve months. This trend could severely impact our liquidity as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell our assets or seek equity or additional debt financing in the future. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If our expected downward trend in revenues and net loss continues for longer than we expect because our strategies to return to positive sales growth and profitability are not successful or otherwise, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations or sell some of our assets.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value at December 29, 2012 and December 31, 2011 due to their short-term maturities. Marketable securities and investments are carried at fair value, as discussed below. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of our revolving loan payable, classified as current liability in our consolidated balance sheet, approximates its carrying amount because the interest rate is variable. If the Company’s revolving loan payable (see “Note 7 – Borrowings”) had been measured at fair value at December 29, 2012, it would be categorized in Level 2 of the fair value hierarchy, as the estimated value would be based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same or similar terms. Accordingly, financial instruments that are not measured at fair value include accounts receivable, accounts payable and debt. Refer to “Note 3 – Fair Value Measurements” for additional fair value information.

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

Marketable Securities and Investments

Marketable securities and investments were comprised of closed-end funds primarily invested in mutual funds and auction rate preferred securities (“ARPS”). As of December 29, 2012, the Company’s investments were primarily comprised of closed-end mutual funds. Mutual funds are classified as short-term investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined. The Company’s ARPS were fully redeemed at par value during the second quarter of 2012 (further described in Note 3 under the caption “Financial Assets Valued on a Recurring Basis”). The underlying investments in ARPS were tax-exempt municipal bonds with maturities of thirty or more years, for which the interest rates are reset through a “Dutch auction” every seven days. In accordance with Accounting Standards Codification (“ASC”) Topic 320 Investments – Debt and Equity Securities and based on the Company’s ability to market and sell these instruments, the Company classified its ARPS as available-for-sale and carried them at fair value.

Other-Than-Temporary Impairment

All of the Company’s marketable securities and investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. No other-than-temporary impairment charges were recorded on any investments during fiscal year 2012, 2011 and 2010.

Inventory

Inventories consist of finished goods available-for-sale and are stated at the lower of cost or market value, determined using the first-in first-out (“FIFO”) method. The Company purchases inventory from suppliers both domestically and internationally, and routinely enters into supply agreements with U.S. – based suppliers and its primary drop-ship vendors. The Company believes that its products are generally available from more than one supplier and seeks to maintain multiple sources for its products, both internationally and domestically. The Company primarily purchases products in bulk quantities to take advantage of quantity discounts and to ensure inventory availability. Inventory is reported at the lower of cost or market, adjusted for slow moving, obsolete or scrap product. Inventory at December 29, 2012 and December 31, 2011 was $42.7 million and $52.2 million, respectively, which included items in-transit to our warehouses, in the amount of $6.4 million and $9.6 million, respectively.

Website and Software Development Costs

The Company capitalizes certain costs associated with website and software developed for internal use according to ASC 350-50 Intangibles – Goodwill and Other – Website Development Costs and ASC 350-40 Intangibles – Goodwill and Other – Internal-Use Software, when both the preliminary project design and testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website and software development such as payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use software project. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. These amounts are amortized on a straight-line basis over two to three years once the software is placed into service. The Company capitalized website and software development costs of $9.1 million and $15.3 million during fiscal year 2012 and 2011, respectively. At December 29, 2012 and December 31, 2011, our internally developed website and software costs amounted to $42.1 million and $33.2 million, respectively, and the related accumulated amortization and impairment amounted to $30.2 million and $18.3 million, respectively. During the fourth quarter of 2012, we recorded an impairment loss of $0.9 million (see below for details of impairment charge). The Company did not recognize any impairment loss on website and software development costs for fiscal year 2011 and 2010. Refer to “Note 3 – Fair Value Measurements” and “Note 4 – Property and Equipment, Net” for further details.

Long-Lived Assets and Intangibles Subject to Amortization

The Company accounts for the impairment and disposition of long-lived assets, including intangibles subject to amortization, in accordance with ASC 360 Property, Plant and Equipment (“ASC 360”). Management assesses potential impairments whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. An impairment loss will result when the carrying value exceeds the undiscounted cash flows estimated to result from the use and eventual disposition of the asset or asset group. Impairment losses will be recognized in operating results to the extent that the carrying value exceeds the discounted future cash flows estimated to result from the use and eventual disposition of the asset or asset group. The Company continually uses judgment when applying these impairment rules to determine the timing of the impairment tests, undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset or asset group. The reasonableness of our judgments could significantly affect the carrying value of our long-lived assets. Based on its analysis, the Company recognized an impairment loss on property and equipment and intangible assets subject to amortization of $1.9 million and $1.7 million, respectively, for fiscal year 2012. Future impairment losses could result if the fair value of the Company’s long lived assets continues to decline. The Company did not recognize any impairment loss on long-lived assets and intangibles subject to amortization for fiscal year 2011 and 2010. Refer to “Note 3 – Fair Value Measurements”, “Note 4 – Property and Equipment, Net” and “Note 6 – Goodwill and Intangible Assets” for further details.

Goodwill and Indefinite-Lived Intangibles

The Company accounts for goodwill and indefinite-lived intangible assets in accordance with ASC 350 Intangibles – Goodwill and Other (“ASC 350”). Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually or more frequently if events or circumstances occur that would indicate a reduction in fair value. In addition, we identified two reporting units, Base USAP, which is the core auto parts business, and AutoMD, an online automotive repair source, (refer to “Segment Data” below) in accordance with ASC 280 Segment Reporting. We identified AutoMD as a reporting unit for purposes of the goodwill impairment testing and no impairment charge was recorded related to this reporting unit. The results of the impairment testing discussed below refer solely to Base USAP. The goodwill impairment test is a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount including goodwill. The Company estimates the fair value of the reporting unit based on the income approach, which utilizes discounted future cash flows. Assumptions critical to the fair value estimates under the discounted cash flow model include discount rates (13.0% was used in fiscal year 2012), cash flow projections, projected long-term growth rates and the determination of terminal values. The market approach is used as a test of reasonableness to corroborate the income approach. The market approach utilizes market multiples of invested capital from publicly traded companies in similar lines of business. The market multiples from invested capital include revenues, total assets, book equity plus debt and earnings before interest, taxes, depreciation and amortization (“EBITDA”).

During the fourth quarter of 2012, the Company identified adverse events related to the Company’s overall financial performance, including the continued downward trend in the Company’s revenues and negative cash flows from operations, and a sustained decline in the Company’s share price, that would more likely than not reduce the fair value of our reporting units below their carrying amounts. The excess of carrying value over fair value for our reporting unit as of October 31, 2012, the annual testing date, was approximately $21.8 million. If the carrying amount exceeds the estimated fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss and the impairment losses will be recognized in operating results. Therefore, the Company performed the second step of the goodwill impairment test to measure the amount of impairment loss. The second step compares the implied fair value of goodwill with the carrying amount of goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Based on its analysis, the Company recognized an impairment loss on goodwill of $18.9 million, which represented the carrying value of its goodwill as of October 31, 2012. No impairment loss on goodwill was recognized for fiscal year 2011 and 2010. For indefinite lived intangible assets, the Company utilized the royalty savings method to determine the fair value of the trade name intangible assets using discounted rate of 15.0% and 18.5% for fiscal year 2012 and 2011, respectively, and royalty rate of 0.1% and 1.0%, respectively for fiscal year 2012 and 2011, respectively. During the fourth quarter of 2012 and 2011, we recorded an impairment loss on indefinite lived intangible assets totaling $3.9 million and $5.1 million. The Company did not recognize any impairment loss on indefinite lived intangible assets for fiscal year 2010. Refer to “Note 3- Fair Value Measurements” and “Note 6 – Goodwill and Intangible Assets” for additional details.

Deferred Catalog Expenses

Deferred catalog expenses consist of third-party direct costs including primarily creative design, paper, printing, postage and mailing costs for all Company direct response catalogs. Such costs are capitalized as deferred catalog expenses and are amortized over their expected future benefit period. Each catalog is fully amortized within nine months. Deferred catalog expenses are included in other current assets and amounted to $0.7 million and $0.7 million at December 29, 2012 and December 31, 2011, respectively.

Deferred Financing Costs

Deferred financing costs are being amortized over the life of the loan using the straight-line method as it is not significantly different from effective interest method.

Revenue Recognition

The Company recognizes revenue from product sales and shipping revenues, net of promotional discounts and return allowances, when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, both title and risk of loss or damage have transferred, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. The Company retains the risk of loss or damage during transit, therefore, revenue from product sales is recognized at the delivery date to customer, not upon shipment. Return allowances, which reduce product revenue by the Company’s best estimate of expected product returns, are estimated using historical experience.

Revenue from sales of advertising is recorded when performance requirements of the related advertising program agreement are met. For fiscal year ended 2012, 2011 and 2010, the advertising revenue represented approximately 1%, 2% and 1% of our total revenue, respectively.

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

Sales discounts are recorded in the period in which the related sale is recognized. Sales return allowances are estimated based on historical amounts and are recorded upon recognizing the related sales. Credits are issued to customers for returned products. Credits for returned products amounted to $30.4 million, $30.1 million, and $25.7 million for fiscal year 2012, 2011 and 2010, respectively.

No customer accounted for more than 10% of the Company’s net sales.

The following table provides an analysis of the reserve for sales returns and the reserve for doubtful accounts (in thousands):

	Balance at Beginning of Period	Charged to Revenue, Cost or Expenses	Deductions	Balance at End of Period
Fifty-Two Weeks Ended December 29, 2012
Reserve for sales returns	$1,726	$30,058	$(30,420)	$1,364
Reserve for doubtful accounts	183	247	(209)	221
Fifty-Two Weeks Ended December 31, 2011
Reserve for sales returns	$1,316	$30,527	$(30,117)	$1,726
Reserve for doubtful accounts	372	87	(276)	183
Fifty-Two Weeks Ended January 1, 2011
Reserve for sales returns	$957	$26,034	$(25,675)	$1,316
Reserve for doubtful accounts	135	380	(143)	372

Cost of Sales

Cost of sales consists of the direct costs associated with procuring parts from suppliers and delivering products to customers. These costs include direct product costs, outbound freight and shipping costs, warehouse supplies and warranty costs, partially offset by purchase discounts and cooperative advertising. Total freight and shipping expense included in cost of sales for fiscal year 2012, 2011 and 2010 was $39.7 million, $41.1 million, and $31.6 million, respectively. Depreciation and amortization expenses are excluded from cost of sales and included in marketing, general and administrative and fulfillment expenses as noted below.

Warranty Costs

The Company or the vendors supplying its products provide the Company’s customers limited warranties on certain products that range from 30 days to lifetime. In most cases, the Company’s vendors are the party primarily responsible for warranty claims. Standard product warranties sold separately by the Company are recorded as deferred revenue and recognized ratably over the life of the warranty, ranging from one to five years. The Company also offers extended warranties that are imbedded in the price of selected private label products we sell. The product brands that include the extended warranty coverage are offered at three different service levels: (a) a five year unlimited product replacement, (b) a five year one-time product replacement, and (c) a three year one-time product replacement. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on each product’s historical return rate and historical warranty cost. During the second quarter of 2012, the Company updated its estimate of warranty obligations which resulted in a reduction to warranty liabilities of $232,000. The standard and extended warranty obligations are recorded as warranty liabilities and included in other current liabilities in the Consolidated Balance Sheets. For the fiscal year 2012 and 2011, the activity in our aggregate warranty liabilities was as follows (in thousands):

	December 29, 2012	December 31, 2011
Warranty liabilities, beginning of period	$384	$154
Adjustments to preexisting warranty liabilities	(232)	—
Additions to warranty liabilities	248	352
Reductions to warranty liabilities	(118)	(122)

Warranty liabilities, end of period	$282	$384

Marketing Expense

Marketing costs, including advertising, are expensed as incurred. The majority of advertising expense is paid to internet search engine service providers and internet commerce facilitators. For fiscal year 2012, 2011 and 2010, the Company recognized advertising costs of $21.1 million, $28.5 million and $19.1 million, respectively. Marketing costs also include depreciation and amortization expense and share-based compensation expense.

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

Technology Expense

Technology expense consists primarily of payroll and related expenses of our information technology personnel, the cost of hosting the Company’s servers, communications expenses and Internet connectivity costs, computer support and software development amortization expense. Technology expense also includes share-based compensation expense.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC 718 Compensation – Stock Compensation (“ASC 718”). All stock options issued to employees are recognized as share-based compensation expense in the financial statements based on their respective grant date fair values, and are recognized within the statement of comprehensive income or loss as marketing, general and administrative, fulfillment or technology expense, based on employee departmental classifications. Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. The Company currently uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards, with the exception of options granted containing market conditions (none in fiscal year 2012, 2011 and 2010), for which the Company estimates the fair value using a Monte Carlo model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes and Monte Carlo model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.

Prior to January 1, 2012, the Company estimated volatility using the historical volatilities of similar public entities. Due to the limited period of time the Company’s equity shares had been publicly traded, the Company did not have sufficient historical market price data to provide a reasonable basis upon which to estimate volatility. As of January 1, 2012, the Company has incorporated its own historical volatility into the grant-date fair value calculations. The Company’s historical volatility was not materially different than the estimates applied to past award fair value calculations. The expected term of an award is based on combining historical exercise data with expected weighted time outstanding. Expected weighted time outstanding is calculated by assuming the settlement of outstanding awards is at the midpoint between the remaining weighted average vesting date and the expiration date. Prior to January 1, 2012, the expected life of an award was estimated using the “simplified” method as provided in ASC 718. Under this method, the expected life equals the arithmetic average of the vesting term and the original contractual term of the award. The Company used the simplified method as it did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate an expected term. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected life of awards. The dividend yield assumption is based on the Company’s expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures significantly differ from those estimates. The Company considers many factors when estimating expected forfeitures, including employee class, economic environment, and historical experience.

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

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of December 29, 2012, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.

Leases

The Company analyzes lease agreements for operating versus capital lease treatment in accordance with ASC 840 Leases. Rent expense for leases designated as operating lease is expensed on a straight-line basis over the term of the lease.

Foreign Currency Translation

For each of the Company’s foreign subsidiaries, the functional currency is its local currency. Assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates. The effects of the foreign currency translation adjustments are included as a component of accumulated other comprehensive income or loss in the Company’s consolidated balance sheets.

Comprehensive Income

The Company reports comprehensive income or loss in accordance with ASC 220 Comprehensive Income. Accumulated other comprehensive income or loss, included in the Company’s consolidated balance sheets, includes foreign currency translation adjustments related to the Company’s foreign operations, and unrealized holding gains and losses from available-for-sale marketable securities and investments. The Company presents the components of net income or loss and other comprehensive income or loss, in its consolidated statements of comprehensive income or loss.

Segment Data

The Company operates in a single reportable segment and reporting revenues by product line or geographic location is impracticable. Certain long-lived assets are held in the Philippines (refer to “Note 4 – Property and Equipment, Net”). The criteria the Company used to identify its reporting segment are primarily the nature of the products the Company sells and the consolidated operating results that are regularly reviewed by the Company’s chief operating decision maker to assess performance and make operating decisions. We identified two reporting units, Base USAP, which is the core auto parts business, and AutoMD, an online automotive repair source, in accordance with ASC 280 Segment Reporting. However, AutoMD is considered not material by the Company and did not meet the quantitative thresholds for a reportable segment, thus no segment reporting disclosures were presented.

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

In June 2011, the FASB issued ASU No. 2011-05 which amended the guidance for the presentation of comprehensive income, an update to ASC 220 Comprehensive Income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity has been eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. The ASU was adopted by the Company on January 1, 2012 and changed our financial statement presentation of comprehensive operations, to one continuous statement, but did not impact the Company’s net loss, financial position, or cash flows. In February 2013, the FASB issued ASU 2013-02 to improve the reporting reclassifications out of accumulated other comprehensive income of various components. The guidance requires presentation of significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification either parenthetically on the face of the financial statements or in the notes. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 31, 2012. The Company believes that the adoption of the amendments will not have a material impact on the Company’s consolidated financial statements.

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

Note 2 – Investments

As of December 29, 2012, the Company held the following securities and investments, recorded at fair value (in thousands):

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Mutual funds (1)	$110	$—	$—	$110

As of December 31, 2011, the Company held the following securities and investments, recorded at fair value (in thousands):

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Mutual funds (1)	$1,011	$114	$—	$1,125
Auction rate preferred securities in municipal and state agencies (2)	2,125	—	(21)	2,104

Total	$3,136	$114	$(21)	$3,229

(1)

Mutual funds are classified as short-term investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.

(2)

Auction rate preferred securities in municipal and state agencies with maturities of 15 to 30 years were classified as investments available-for-sale and recorded at fair value. During the second quarter of 2012, the remaining securities balance at December 31, 2011 was fully redeemed. As of December 31, 2011, these securities were held in two tax-exempt municipal bonds managed under closed-end funds and were classified as long-term investments. Refer to additional information in Note 3 under the caption “Financial Assets Valued on a Recurring Basis”.

Proceeds from the sale of available-for-sale securities are disclosed separately in the accompanying consolidated statements of cash flow. For fiscal year 2012, the Company recognized a gross realized loss of $4,000. For fiscal year 2011, the Company recognized a gross realized loss of $3,000. For fiscal year 2010, the Company recognized gross realized gains and losses of $27,000 and $8,000, respectively.

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

We measure our financial assets and liabilities at fair value on a recurring basis using the following valuation techniques:

(a) Market Approach – uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

(b) Income Approach – uses valuation techniques to convert future estimated cash flows to a single present amount based on current market expectations about those future amounts, using present value techniques.

Financial Assets Valued on a Recurring Basis

As of December 29, 2012 and December 31, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s financial instruments, including cash and cash equivalents and investments. The following table represents our fair value hierarchy and the valuation techniques used for financial assets measured at fair value on a recurring basis (in thousands):

	As of December 29, 2012
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Cash and cash equivalents (1)	$1,030	$1,030	$—	$—	(a)
Investments – mutual funds (2)	110	110	—	—	(a)

	$1,140	$1,140	$—	$—

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Cash and cash equivalents (1)	$10,335	$10,335	$—	$—	(a)
Investments – mutual funds (2)	1,125	1,125	—	—	(a)
Investments – ARPS (3)	2,104	—	—	2,104	(b)

	$13,564	$11,460	$—	$2,104

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

During fiscal year 2012, 2011 and 2010, there were no transfers into or out of level 1 and level 2 assets. The following tables present the Company’s ARPS activity measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during fiscal year 2012 and 2011 (in thousands):

Level 3 Investments
Balance as of December 31, 2011	$2,104
Redemption at par value	(2,125)
Realized gains	21

Balance as of December 29, 2012	$—

Level 3 Investments
Balance as of January 1, 2011	$4,141
Redemption at par value	(2,100)
Unrealized gains included in other comprehensive income	63

Balance as of December 31, 2011	$2,104

Non-Financial Assets Valued on a Non-Recurring Basis

The Company’s long-lived and indefinite-lived assets are measured at fair value on a non-recurring basis. These assets are measured at cost but are written-down to fair value, if necessary, as a result of impairment.

During the fourth quarter of 2012, the Company identified adverse events related to the Company’s overall financial performance, including the continued downward trend in the Company’s revenues and negative cash flows from operations, and a sustained decline in the Company’s share price, that would more likely than not reduce the fair value of the Company’s long-lived and indefinite-lived assets below its carrying amount. The Company performed its impairment testing of goodwill and indefinite-lived intangible assets in accordance with ASC 350 Intangibles – Goodwill and Other, and long-lived assets, including intangible assets subject to amortization, in accordance with ASC 360 Property, Plant and Equipment.

We measure our non-financial assets at fair value on a non-recurring basis using the following valuation techniques:

(a) Market Approach – provides an estimation of fair value based on market prices in actual transactions and on asking prices for assets. Considerations such as time and condition of sale and terms of agreements are analyzed for comparable assets and are adjusted to arrive at an estimation of the fair value.

(b) Income Approach – uses valuation techniques to convert future estimated cash flows to a single present amount based on current market expectations about those future amounts, using present value techniques.

(c) Cost Approach – uses the concept of replacement cost as an indicator of fair value. The premise of the costs approach is that, if it were possible to replace the asset, a market participant would pay no more for an asset than the amount for which the asset could be replaced.

The following table represents the fair value measurements for assets measured on a non-recurring basis as of the Company’s impairment testing date, October 31, 2012 (in thousands):

	Fair Value	Impairment Charge	Valuation Techniques	Fair Value Hierarchy
Assets:
Goodwill	$—	$18,854	(b)	Level 3

Land and building	9,500	1,000	(a)	Level 3
Computer software (purchased and developed) and equipment	15,813	960	(c)	Level 3

Property and equipment		1,960

Websites	—	695	(b)	Level 3
Customer relationships	—	911	(b)	Level 3
Assembled workforce	—	139	(b)	Level 3
Trade names	1,199	3,868	(b)	Level 3

Intangible assets		5,613

Total impairment loss		$26,427

As of October 31, 2012, total impairment loss was $26.4 million. The Company recorded impairment losses on goodwill, property and equipment and intangible assets of $18.9 million, $1.9 million and $5.6 million, respectively. The fair value measurements are categorized as Level 3 of the fair value hierarchy, as the Company developed its own assumptions and analysis to determine if such assets were impaired. Refer to “Note 1 – Summary of Significant Accounting Policies and Nature of Operations”, “Note 4 – Property and Equipment, Net” and “Note 6 – Goodwill and Intangible Assets” for additional details.

Note 4 – Property and Equipment, Net

The Company’s fixed assets consisted of building, computer software (purchased and internally developed), machinery and equipment, furniture and fixtures, and vehicles, and are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense are provided for in amounts sufficient to relate the cost of depreciable and amortizable assets to operations over their estimated service lives. Depreciation and amortization expense for fiscal year 2012, 2011 and 2010 was $15.2 million, $12.7 million and $9.5 million, respectively. The cost and related accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings.

The Company accounts for the impairment of property and equipment in accordance with ASC 360. During the fourth quarter of 2012, the Company identified adverse events related to the Company’s overall financial performance, including the accelerating downward trend in the Company’s revenues and negative cash flows from operations, which indicate that the carrying amount of certain property and equipment may not be recoverable. Based on its analysis, the Company recognized an impairment loss on building and internally developed website and software development cost of $1.0 million and $0.9 million, respectively, for the fourth quarter of 2012. Any future decline in the fair value of an asset group result in future impairments. The Company did not recognize any impairment loss on property and equipment for fiscal year 2011 and 2010. Refer to “Note 1- Summary of Significant Accounting Policies and Nature of Operations” and “Note 3 – Fair Value Measurements” for additional details.

Property and equipment consisted of the following at December 29, 2012 and December 31, 2011 (in thousands):

	December 29, 2012	December 31, 2011
Land	$630	$630
Building	10,680	10,680
Machinery and equipment	13,249	13,429
Computer software (purchased and developed) and equipment	46,884	37,880
Vehicles	261	221
Leasehold improvements	2,364	2,122
Furniture and fixtures	1,131	1,244
Construction in process	3,043	2,467

	78,242	68,673

Less accumulated depreciation, amortization and impairment	(49,683)	(34,046)

Property and equipment, net	$28,559	$34,627

Construction in process primarily relates to the Company’s internally developed software (refer to caption “Website and Software Development Costs” in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations”). Certain of the Company’s net property and equipment were located in the Philippines as of December 29, 2012 and December 31, 2011, in the amount of $1.0 million and $1.6 million, respectively.

Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes, at rates based on the following estimated useful lives:

Years
Building	19
Machinery and equipment	2 - 5
Computer software (purchased and developed)	2 - 3
Computer equipment	2 - 5
Vehicles	3 - 5
Leasehold improvements *	3 - 5
Furniture and fixtures	3 - 7

*	The estimated useful life is the lesser of 3-5 years or the lease term.

Note 5 – Business Combination

In August 2010, the Company completed the purchase (the “Acquisition”) of all of the issued and outstanding shares of Automotive Specialty Accessories and Parts, Inc. and its wholly-owned subsidiary Whitney Automotive Group, Inc. (referred to herein as “WAG”), at the time, a leader in the automobile aftermarket performance parts and accessories market. Assets acquired include intangible assets consisting of customer relationships, technology, and trade names, property and equipment such as furniture and fixtures, machinery and equipment, and a 350,000 square foot distribution center in LaSalle, Illinois with a headquarter office located in Chicago, Illinois (the office sublease related to WAG’s former headquarters was terminated in the fourth quarter of fiscal 2011) . The final purchase price of WAG was $26.7 million in cash, including certain adjustments as set forth in that certain Stock Purchase Agreement executed August 2, 2010 (the “Purchase Agreement”) among Go Fido, Inc., WAG, 2000 Riverside Capital Appreciation Fund, L.P. and the other stockholders of WAG. The Acquisition provided the Company with product line expansion into all terrain vehicles, recreational vehicles and motorcycles, as well as deep product knowledge into niche segments like Jeep, Volkswagen and truck enthusiasts. This expansion in the Company’s product line has increased its customer reach in the do-it-yourself automobile and off-road accessories market. In addition, WAG’s facility located in Illinois, which was custom built for business-to-consumer distribution of auto parts, allowed the Company to complete its three-distribution center network. These expected synergies from the Acquisition contributed to the goodwill associated with the Acquisition of $9.1 million. See the purchase price allocation table below for further details.

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

The following table summarizes our allocation of the purchase price for the Acquisition to the estimated fair values of the assets acquired and liabilities assumed at the date of the Acquisition (in thousands):

Assets:
Accounts receivable (1)	$1,132
Inventory	12,366
Deferred income taxes	120
Property and equipment (2)	16,430
Intangible assets	17,378
Other assets	2,287

Total assets	$49,713

Liabilities:
Accounts payable	$(23,542)
Accrued expenses	(4,534)
Deferred income taxes	(2,734)
Other liabilities	(1,272)

Total liabilities	$(32,082)

Goodwill (3)	$9,082

Final purchase price	$26,713

(1)	Accounts receivable decreased by $1.5 million from $2.6 million in the third quarter of fiscal 2011 due to the Company’s correction of an immaterial balance sheet reclassification.
(2)	During the fourth quarter of 2012, the Company recorded an impairment charge of $1.0 million on building. Refer to “Note 4 – Property and Equipment, Net” for additional details.
(3)

The goodwill resulting from the Acquisition was non-deductible for tax purposes. Goodwill increased by $1.5 million from $7.6 million in the third quarter of fiscal 2011 due to the Company’s correction of an immaterial balance sheet reclassification. During the fourth quarter of 2012, the Company recorded an impairment loss on goodwill of $9.1 million related to WAG (total impairment charge of $18.9 million on a consolidated basis). Refer to “Note 6 – Goodwill and Intangible Assets” for additional details.

Of the total purchase price, approximately $8.2 million was allocated to trade name assets with an indefinite life and $9.2 million was allocated to amortizable intangible assets acquired. The amortizable intangible assets are being amortized on a straight line basis over their respective useful lives, except for internet platform intellectual property which is amortized on an accelerated basis over 10 months, based on the Company’s estimated usage of the asset as follows (in thousands):

	Weighted-Average Useful Life	Gross Carrying Amount
Intangible assets subject to amortization:
Internet platform intellectual property	10 months	$4,300
Product design intellectual property	9 years	2,750
Customer relationships	4 years	2,050
Favorable leases	2.5 years	78

		9,178

Intangible assets not subject to amortization:
Trade names	indefinite life	8,200

Total		$17,378

For fiscal year 2012 and 2011, the Company recorded an impairment loss of $2.8 million and $5.1 million related to certain trade name intangible assets associated with the WAG acquisition. In addition, the Company recorded an impairment loss of $0.9 million on customer relationships in fiscal year 2012. The impairment loss was primarily the result of the deterioration in the economic environment and lower sales and profitability which generated losses from WAG. Refer to “Note 6 – Goodwill and Intangible Assets” for additional details.

WAG’s financial results have been included in our consolidated statements of comprehensive operations since the acquisition date of August 12, 2010. The following pro forma financial information presents the results as if the WAG acquisition had occurred at the beginning of fiscal year 2010 (in thousands, except per share amounts):

Fifty-Two Weeks Ended January 1, 2011
Net sales	$338,885
Net loss	(29,802)
Basic net loss per share	(0.98)
Diluted net loss per share	(0.98)

Fifty-Two Weeks Ended January 1, 2011
Weighted average shares used in computing basic net loss per common share	30,269
Weighted average shares used in computing diluted net loss per common share	30,269

During fiscal 2010, the net sales of $39.1 million and the net loss of $6.0 million of WAG were included in our consolidated statement of operations since the acquisition date of August 12, 2010.

Related to the Acquisition, the Company incurred acquisition and integration related costs of $7.4 million and $3.1 million for the fiscal years ended December 31, 2011 and January 1, 2011, respectively, which have been recorded in general and administrative expenses. These costs included one-time contract cancellation costs of $1.5 million that the Company recorded in September 2011, pursuant to ASC 420 Exit or Disposal Cost Obligations (“ASC 420”), for terminating WAG’s sublease agreement related to its former corporate offices located in Chicago, Illinois. No acquisition and integration related costs were incurred subsequent to December 31, 2011.

Note 6 – Goodwill and Intangible Assets

The Company evaluates goodwill for impairment on an annual basis or more frequently if events or circumstances occur that would indicate a reduction in fair value. We identified two reporting units, Base USAP, which is the core auto parts business, and AutoMD, an online automotive repair source, (refer to “Segment Data” above in “Note 1 - Summary of Significant Accounting Policies and Nature of Operations”) in accordance with ASC 280 Segment Reporting. We identified AutoMD as a reporting unit for purposes of the goodwill impairment testing and no impairment charge was recorded related to this reporting unit. The results of the impairment testing discussed below refer solely to Base USAP.

During the fourth quarter of 2012, the Company identified adverse events related to the Company’s overall financial performance, including the continued downward trend in the Company’s revenues and negative cash flows from operations, and a sustained decline in the Company’s share price, that would more likely than not reduce the fair value of our reporting unit below its carrying amount. As of October 31, 2012, the Company performed its annual impairment test and the excess of carrying value estimates over fair value for our reporting unit was approximately $21.8 million. Therefore, the Company performed the second step of the goodwill impairment test to measure the amount of impairment loss. The second step compares the implied fair value of goodwill with the carrying amount of goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Based on its analysis, the Company recognized an impairment loss on goodwill of $18.9 million during the fourth quarter of 2012. Refer to “Note 1 – Summary of Significant Accounting Policies and Nature of Operations” and “Note 3 – Fair Value Measurements” for additional details.

The following table summarizes the changes in our goodwill (in thousands):

	Gross Amount	Accum. Impairment Losses	Net Amount
Balance at January 1, 2011	$23,077	$(4,430)	$18,647
Adjustment to goodwill	207	—	207

Balance at December 31, 2011	$23,284	$(4,430)	$18,854
Impairment loss on goodwill	—	(18,854)	(18,854)

Balance at December 29, 2012	$23,284	$(23,284)	$—

Intangible assets, excluding goodwill, consisted of the following at December 29, and December 31, 2011 (in thousands):

		December 29, 2012			December 31, 2011
	Useful Life	Gross Carrying Amount	Accum. Amort. and Impairment	Net Carrying Amount	Gross Carrying Amount	Accum. Amort. and Impairment	Net Carrying Amount
Intangible assets subject to amortization:
Websites	5 years	$2,035	$(2,035)	$—	$2,035	$(1,001)	$1,034
Internet platform intellectual property	10 months	4,300	(4,300)	—	4,300	(4,300)	—
Product design intellectual property (1)	2 years	2,750	(722)	2,028	2,750	(416)	2,334
Customer relationships	4 years	2,050	(2,050)	—	2,050	(712)	1,338
Assembled workforce	7 years	512	(512)	—	481	(275)	206
Favorable lease	2.5 years	78	(78)	—	78	(56)	22
Domain and trade names (2)	10 years	5,067	(3,868)	1,199	5,050	—	5,050

Total		$16,792	$(13,565)	$3,227	$16,744	$(6,760)	$9,984

(1)	During the fourth quarter of 2012, the Company determined an estimated useful life of 2 years. Prior to this, estimated useful life was 9 years.
(2)

Prior to fiscal year 2012, domain and trade names had an indefinite useful life. During the fourth quarter of 2012, after the impairment charges were recognized (see discussion below), the Company determined an estimated useful life of 10 years.

As of December 31, 2011, the Company recorded an impairment charge of $5.1 million related to certain trade name intangible assets associated with the WAG acquisition. During the fourth quarter of 2012, we recognized additional impairment losses on certain trade names for $3.9 million. The impairment charges were primarily the result of the deterioration in the economic environment and lower sales and profitability. Given the indicators of impairment, the Company utilized the Royalty Savings method in determining fair value of the trade name intangible assets. The decrease in future cash flows resulted in these indefinite-lived assets being impaired, as the carrying value of the trade names exceeded the fair value. No impairment loss was recognized for indefinite-lived intangible assets during fiscal year 2010. For intangibles subject to amortization, we recorded an impairment loss to websites, customer relationships and assembled workforce of $0.7 million, $0.9 million and $0.1 million, respectively, in the fourth quarter of 2012. The Company did not recognize impairment loss on intangible assets subject to amortization for fiscal year 2011 and 2010. Refer to “Note 1– Summary of Significant Accounting Policies and Nature of Operations” and “Note 3 – Fair Value Measurements” for additional details.

Intangibles subject to amortization are expensed on a straight-line basis, except for the internet platform intellectual property which was amortized on an accelerated basis. Amortization expense relating to intangibles totaled $1.2 million, $3.7 million and $2.8 million for fiscal year 2012, 2011 and 2010, respectively.

The following table summarizes the future estimated annual amortization expense for these assets over the next five years (in thousands):

2013	$1,134
2014	1,134
2015	120
2016	120
2017	120
Thereafter	599

Total	$3,227

Note 7 – Borrowings

On April 26, 2012, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A., as sole lender and administrative agent entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving commitment in an aggregate principal amount of up to $40,000,000 (the “Credit Facility”), which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. The Credit Facility matures on April 26, 2017. The Company used the proceeds of the loans borrowed on the closing date to repay in full its previous credit facility with Silicon Valley Bank. In connection with the payoff of our previous credit facility, the Company recorded a loss on debt extinguishment of $360,000 which was comprised of a prepayment fee in the amount of $166,000, accelerated deferred financing costs in the amount of $185,000 and other direct expenses related to the previous debt. At December 29, 2012, our outstanding revolving loan balance was $16.2 million. The customary events of default under the Credit Facility (discussed below) include certain subjective acceleration clauses, which management has determined the likelihood of such acceleration is more than remote, considering the recurring losses experienced by the Company, therefore a current classification of our revolving loan payable was required.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.50%, or (b) an “alternate base rate” minus an applicable margin of 0.50%. Each applicable margin as set forth in the prior sentence is subject to increase or decrease by 0.25% per annum based upon the Company’s fixed charge coverage ratio. At December 29, 2012, the Company’s LIBOR based interest rate was 1.75% (on $15.0 million principal) and the Company’s prime based rate was 2.75% (on $1.2 million principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.20% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than $6,000,000 at any time, as defined, and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $7,000,000 at all times. The Company’s excess availability was $10.8 million at December 29, 2012 or $4.8 million that was available above the cash dominion trigger of $6 million. On March 12, 2013, we entered into a first amendment to the previously entered credit agreement in April 2012 (“Amended Credit Agreement”). The Amendment Credit Agreement includes an amendment to the definition of covenant testing trigger period to commence on any day that excess availability is less than $4 million solely during the period March 1, 2013 through and including April 15, 2013 and continuing until excess availability has been greater than or equal to $4 million solely during the period of March 1, 2013 through and including April 15, 2013 at all times for 45 consecutive calendar days. As of the date hereof, the cash dominion period has not been in effect; accordingly no principal payments are currently due.

Certain of the Company’s wholly-owned domestic subsidiaries are co-borrowers (together with the Company, the “Borrowers”) under the Credit Agreement, and certain other wholly-owned domestic subsidiaries are guarantors (the “Guarantors” and, together with the Borrowers, the “Loan Parties”) under the Credit Agreement. The Borrowers and the Guarantors are jointly and severally liable for the Borrowers’ obligations under the Credit Agreement. The Loan Parties’ obligations under the Credit Agreement are secured, subject to customary permitted liens and certain exclusions, by a perfected security interest in (a) all tangible and intangible assets and (b) all of the capital stock owned by the Loan Parties (limited, in the case of foreign subsidiaries, to 65% of the capital stock of such foreign subsidiaries). The Borrowers may voluntarily prepay the loans at any time without payment of a premium. The Borrowers are required to make mandatory prepayments of the loans (without payment of a premium) with net cash proceeds received upon the occurrence of certain “prepayment events,” which include certain sales or other dispositions of collateral, certain casualty or condemnation events, certain equity issuance or capital contributions, and the incurrence of certain debt. Upon the satisfaction of certain conditions, the borrowers have the right to increase the revolving commitments up to and above $60,000,000. Borrowers may make a maximum of three such requests in a minimum amount of $5,000,000 each. Upon approval of such an increase, the aggregate revolving commitment amount will be revised and the Credit Agreement amended as appropriate. The Company, to date, has not requested such increases.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, fundamental changes, investments, dispositions, prepayment of other indebtedness, mergers, and dividends and other distributions. Under the Credit Agreement, the Company is not required to maintain a minimum fixed charge coverage ratio, unless excess availability is less than $6,000,000, as defined, whereby a ratio of 1.0 to 1.0 will be required. Events of default under the Credit Agreement include: failure to timely make payments due under the Credit Agreement; material misrepresentations or misstatements under the Credit Agreement and other related agreements; failure to comply with covenants under the Credit Agreement and other related agreements; certain defaults in respect of other material indebtedness; insolvency or other related events; certain defaulted judgments; certain ERISA-related events; certain security interests or liens under the loan documents cease to be, or are challenged by the Company or any of its subsidiaries as not being, in full force and effect; any loan document or any material provision of the same ceases to be in full force and effect; and certain criminal indictments or convictions of any Loan Party. As of December 29, 2012, the Company was in compliance with all covenants under the Credit Agreement.

In August 2010, the Company executed a Loan and Security Agreement (the “Prior Credit Agreement”) and other definitive documentation for a $35 million secured credit facility (the “Prior Credit Facility”). Silicon Valley Bank was the lender under the Prior Credit Facility. The Prior Credit Facility was comprised of a term loan in the original principal amount of $25 million and a revolving line of credit with availability up to $10 million. The Prior Credit Facility had a final maturity date of June 30, 2014, and borrowings under the Prior Credit Facility were interest bearing, at the election of the Company, at LIBOR (with a floor of 1.25%) plus a margin from 2.00% to 3.00% per annum, or at the Wall Street Journal Prime Rate plus a margin from 1.00% to 2.00% per annum, based upon the Company’s maximum funded debt ratio. An unused revolving line fee of 0.375% per annum was payable on the undrawn committed amount of the revolving line of credit. Interest on outstanding borrowings under the term loan and the revolving line of credit was payable no less than quarterly and the outstanding principal of the term loan was amortized over four years and payable quarterly, with any outstanding amount under the Prior Credit Facility to be paid in full on the final maturity date. Borrowings under the Prior Credit Facility were secured by liens over all assets of the Company, including shares of stock in each of the Company’s subsidiaries. The Prior Credit Agreement required the Company to comply with a number of restrictive covenants, including financial covenants related to maximum funded debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined, liquidity, and consolidated fixed charge coverage ratios; negative pledge requirements; requirements to deliver quarterly and annual consolidated financial statements; requirements to maintain adequate insurances; prohibitions on changes in the business and disposition of the Company’s assets; and other customary covenants. The Company and Silicon Valley Bank entered into four amendments to the Prior Credit Agreement through March 2012. The Prior Credit Facility’s outstanding balance of $17.9 million was repaid in full in April 2012 through the proceeds of the loan borrowed from JP Morgan Chase Bank.

As of December 29, 2012, the Company had capital leases payable of $140,000.

Note 8 – Stockholders’ Equity and Share-Based Compensation

Common Stock

The Company has 100,000,000 shares of common stock authorized. We have never paid cash dividends on our common stock. The following issuances of common stock were made during fiscal year 2012:

•	The Company issued 489,105 shares of common stock from option exercises under its various share-based compensation plans, as discussed below.

•

13,174 shares of common stock were awarded and issued to one non-employee member of the Board of Directors for service fees earned in the aggregate amount of $53,125. Such common stock was awarded from the 2007 Omnibus Incentive Plan, discussed below.

Share-Based Compensation Plan Information

The Company adopted the 2007 Omnibus Incentive Plan (the “2007 Omnibus Plan”) in January 2007, which became effective on February 8, 2007, the effective date of the registration statement filed in connection with the Company’s initial public offering. Under the 2007 Omnibus Plan, the Company was previously authorized to issue 2.4 million shares of common stock, under various instruments to eligible employees and non-employees of the Company, plus an automatic annual increase on the first day of each of the Company’s fiscal years beginning on January 1, 2008 and ending on January 1, 2017 equal to (i) the lesser of (A) 1,500,000 shares of common stock or (B) five percent (5%) of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock as determined by the Company’s Board of Directors. Options granted under the 2007 Omnibus Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must be equal to 100% of the fair market value on the date of grant. The 2007 Omnibus Plan also provides for automatic grant of options to purchase common stock and common stock awards to non-employee directors. As of December 29, 2012, 1,946,127 shares were available for future grants under the 2007 Omnibus Plan.

The Company adopted the 2007 New Employee Incentive Plan (the “2007 New Employee Plan”) in October 2007. Under the 2007 New Employee Plan, the Company is authorized to issue 2 million shares of common stock under various instruments solely to new employees. Options granted under the 2007 New Employee Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must not be less than 100% of the fair market value on the date of grant. As of December 29, 2012, 706,667 shares were available for future grants under the 2007 New Employee Plan.

The Company adopted the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) in March 2006. All stock options to purchase common stock granted to employees in 2006 were granted under the 2006 Plan and had exercise prices equal to the fair value of the underlying stock, as determined by the Company’s Board of Directors on the applicable option grant date. After fiscal year 2008, no shares have been available for future grants under the 2006 Plan.

The following table summarizes the Company’s stock option activity for the fifty-two weeks ended December 29, 2012, and details regarding the options outstanding and exercisable at December 29, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Options outstanding, December 31, 2011	7,454,718	$5.03	6.09
Granted	897,500	$4.02
Exercised	(489,105)	$1.30
Expired	(228,206)	$5.78
Forfeited	(206,667)	$4.95

Options outstanding, December 29, 2012	7,428,240	$5.13	6.23	$273,450
Vested and expected to vest at December 29, 2012	7,048,525	$5.16	6.08	$273,445
Options exercisable, December 29, 2012	5,827,185	$5.12	5.55	$266,990

(1)

These amounts represent the difference between the exercise price and the closing price of U.S. Auto Parts Network, Inc. stock on December 29, 2012 as reported on the NASDAQ National Market, for all options outstanding that have an exercise price currently below the closing price.

The weighted-average fair value of options granted during fiscal year 2012, 2011 and 2010 was $2.53, $3.28 and $3.75, respectively. The intrinsic value of stock options at the date of the exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During fiscal year 2012, 2011 and 2010, the total intrinsic value of the exercised options was $1.2 million, $0.5 million and $1.4 million, respectively. The Company had $2.0 million of unrecognized share-based compensation expense related to stock options outstanding as of December 29, 2012, which expense is expected to be recognized over a weighted-average period of 2.6 years.

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

The Company determined the fair value of the warrants at the date of grant, and upon the re-measurement dates, using the Black-Scholes option pricing model based on the fair value of the underlying common stock, the exercise price, remaining contractual term, risk-free rate and expected volatility. No warrants were exercised during fiscal year 2012. As of December 29, 2012, warrants to purchase 50,000 shares of common stock were outstanding and exercisable. The aggregate intrinsic value of outstanding and exercisable warrants was $0 as of December 29, 2012, which was calculated as the difference between the exercise price of underlying awards and the closing price of the Company’s common stock for warrants that were in-the-money. Total warrants share-based compensation expense recognized during the fiscal year 2012, 2011 and 2010 was $16,000, $65,000 and $81,000, respectively. The Company had no unrecognized share-based compensation expense related to warrants outstanding as of December 29, 2012.

Performance Stock Options

In fiscal year 2012, 2011 and 2010, the Company’s Board of Directors approved 125,000 shares, 125,000 shares and 200,000 shares, respectively, of performance options that generally vest over a four-year period based on the achievement of operational goals. The performance option grants were valued using the Black-Scholes option pricing model in the same manner as other stock option grants, as discussed below. We record share-based compensation expense when it is probable that the performance criteria will be met.

Share-Based Compensation Expense

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for each of the periods ended:

	Fifty-Two Weeks Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Expected life	5.73 years	6 – 6.25 years	6 – 6.25 years
Risk-free interest rate	1%	1% – 3%	2% – 3%
Expected volatility	71% – 74%	50% – 52%	51%
Expected dividend yield	0%	0%	0%

Share-based compensation from options, warrants and stock awards, is included in our consolidated statements of comprehensive operations, as follows (in thousands):

	Fifty-Two Weeks Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Marketing expense	$505	$413	$321
General and administrative expense	1,119	1,580	1,869
Fulfillment expense (1)	(38)	370	376
Technology expense	87	244	176

Total share-based compensation expense	$1,673	$2,607	$2,742

(1)

For the fifty-two weeks ended December 29, 2012, the negative balance was due to an adjustment of $279,500 related to performance stock options because the performance goal was not met or it is not probable that the performance goal will be met at the end of the requisite service period.

The share-based compensation expense is net of amounts capitalized to internally-developed software of $252,000, $219,000 and $186,000 during the fiscal year 2012, 2011 and 2010, respectively. No tax benefit was recognized for fiscal year 2012, 2011 and 2010 due to the valuation allowance position.

Under ASC 718, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures significantly differ from those estimates. The Company’s estimated forfeiture rates are calculated based on actual historical forfeitures experienced under our equity plans. In the first quarter of fiscal 2012, the Company performed a periodic review of the estimated forfeiture rates and determined an increase to the existing forfeiture rates was necessary. This increase was primarily attributed to higher terminations in the non-executive employee group than was previously expected. Accordingly, the Company updated the forfeiture rates from 10%-18%, to 16%-34% and has applied such revised rates during the fifty-two weeks ended December 29, 2012.

Note 9 – Net Loss Per Share

Net loss per share has been computed in accordance with ASC 260 Earnings per Share. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

Fifty-Two Weeks Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Net loss per share:
Numerator:
Net loss	$ (35,978)	$ (15,137)	$ (13,926)

Denominator:
Weighted-average common shares outstanding (basic)	30,818	30,546	30,269
Common equivalent shares from common stock options and warrants	—	—	—

Weighted-average common shares outstanding (diluted)	30,818	30,546	30,269

Basic and diluted net loss per share	$(1.17)	$(0.50)	$(0.46)

The weighted-average anti-dilutive securities, which are excluded from the calculation of diluted earnings per share due to the Company’s net loss position for the periods then ended (including securities that would otherwise be excluded from the calculation of diluted earnings per share due the Company’s stock price), are as follows (in thousands):

	Fifty-Two Weeks Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Common stock warrants	50	50	50
Options to purchase common stock	7,642	7,209	6,693

Total	7,692	7,259	6,743

Note 10 – Income Taxes

As discussed in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations”, the Company applies the current U.S. GAAP on accounting for uncertain tax positions, which prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has greater than 50 percent likelihood of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of December 29, 2012, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2008-2011 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2009-2011 remain open. The Company does not anticipate a significant change to the amount of unrecognized tax benefits within the next twelve months.

The components of loss before income tax provision consist of the following (in thousands):

	Fifty-Two Weeks Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Domestic operations	$(37,469)	$(16,976)	$(2,540)
Foreign operations	554	327	832

Total loss before income taxes	$(36,915)	$(16,649)	$(1,708)

Income tax (benefit) provision for fiscal year 2012, 2011 and 2010 consists of the following (in thousands):

	Fifty-Two Weeks Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Current:
Federal tax	$—	$—	$(434)
State tax	14	23	8
Foreign tax	(76)	4	73

Total current taxes	(62)	27	(354)

	Fifty-Two Weeks Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Deferred:
Federal tax	(12,612)	(5,516)	61
State tax	(2,618)	(1,728)	13
Foreign tax	275	—	—

Total deferred taxes	(14,955)	(7,244)	74

Valuation allowance	14,080	5,705	12,498

Income tax (benefit) provision	$(937)	$(1,512)	$12,218

Income tax (benefit) provision differs from the amount that would result from applying the federal statutory rate as follows (in thousands):

	December 29, 2012	December 31, 2011	January 1, 2011
Income tax at U.S. federal statutory rate	$(12,551)	$(5,661)	$(581)
Share-based compensation	38	21	(93)
State income tax, net of federal tax effect	(2,528)	(1,629)	(759)
Tax exempt interest	—	(3)	(8)
Foreign tax	(27)	(108)	(210)
Non deductible acquisition costs	—	—	258
Other	51	140	1
Change in valuation allowance	14,080	5,728	13,610

Effective tax (benefit) provision	$(937)	$(1,512)	$12,218

For fiscal year 2012, 2011 and 2010, the effective tax rate for the Company was 2.5%, 9.1% and (715.3)%, respectively. The Company’s effective tax rate for fiscal year 2012 differs from the U.S. federal statutory rate primarily as a result of the recording of a $14.1 million valuation allowance against the Company’s deferred tax assets. In 2012, the effective income tax benefit stems primarily from the reversal of the net deferred income tax liability resulting from the write down of goodwill and other intangible assets, and the impact of the Philippine tax holiday, partially offset by the accrual of withholding taxes related to potential repatriation of earnings in the Philippines. The Company’s effective tax rate for fiscal year 2011 differs from the U.S. federal statutory rate primarily as a result of the recording of a $5.7 million valuation allowance against the Company’s deferred tax assets. Additionally, the Company’s fiscal 2011 tax benefit was substantially the result of a $5.1 million impairment loss on intangibles resulting in the reduction of long term deferred tax liabilities. The Company’s effective tax rate for fiscal year 2010 differs from the U.S. federal statutory rate primarily as a result of the recording of a $14.1 million valuation allowance against the Company’s deferred tax assets.

The Company’s effective tax rate was impacted by income taxes incurred in foreign jurisdictions. With respect to the income of its foreign subsidiaries, prior to 2012, the Company treated earnings of the foreign subsidiaries as permanently invested in that jurisdiction. As a result, no additional income tax withholding was provided on the possible future repatriation of these earnings to the parent company in prior years. During 2012, based on current year operating and future cash flow needs the Company decided that it could no longer represent that these funds would be indefinitely reinvested in the foreign jurisdictions, but that such funds may be needed for general corporate purposes. As a result the Company has recorded future withholding taxes which would be due if the funds are required to be repatriated. The Company intends to continue to pursue all reasonable means to increase its investment in the foreign jurisdictions as dictated by future growth in general business activities or as allowed by the foreign jurisdictions to avoid incurring the income tax withholding expense. The favorable impact of foreign taxes is due in large part to a tax holiday in the Philippines, which was effective through September 2012. The Company is in the process of applying for a one year extension. Although management expects the extension to be approved based on its discussion with the foreign taxing authority, the Philippines tax liability has been computed assuming no tax holiday on the post expiration earnings. The impact of this tax holiday decreased foreign taxes by $72,000, $144,000 and $182,000 for fiscal year 2012, 2011 and 2010, respectively. The benefit of the tax holiday on net loss per share was immaterial for the related years.

Deferred tax assets and deferred tax liabilities consisted of the following (in thousands):

	December 29, 2012	December 31, 2011
Deferred tax assets:
Inventory and inventory related reserve	$1,029	$1,591
Share-based compensation	4,378	4,017
Amortization	15,668	9,418
Sales and bad debt allowances	773	795
Vacation accrual	345	290
Other comprehensive income	—	9
Net operating loss and AMT credit carry-forwards	17,656	13,250
Other	401	65

Total deferred tax assets	40,250	29,435
Valuation Allowance	(36,896)	(22,817)

Net deferred tax assets	3,354	6,618

Deferred tax liabilities:
Tax over book depreciation	3,206	5,270
Tax over book amortization	130	2,226
Prepaid catalog expenses	293	272

Total deferred tax liabilities	3,629	7,768

Net deferred tax liabilities	$(275)	$(1,150)

At December 29, 2012, federal and state net operating loss (“NOL”) carryforwards were $39.2 million and $53.9 million respectively. Federal NOL carryforwards of $2.7 million were acquired in the acquisition of WAG which are subject to Internal Revenue Code section 382 and limited to an annual usage limitation of $135,000. Additionally, the tax benefit of $0.7 million of the federal and state NOL carryforwards which was created by the exercise of stock options will be credited to additional paid-in-capital once recognized. Federal NOL carryforwards begin to expire in 2029, while state NOL carryforwards begin to expire in 2016. The state NOL carryforwards expire in the respective tax years as follows (in thousands):

2016 – 2022	$38,853
2023 – 2032	15,083

$53,936

The valuation allowance for deferred tax assets recorded during fiscal year 2012 and 2011 is based on a more likely than not threshold. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. We considered the following possible sources of taxable income when assessing the realization of deferred tax assets:

•	Future reversals of existing taxable temporary differences;

•	Future taxable income exclusive of reversing temporary differences and carryforwards;

•	Taxable income in prior carryback years; and

•	Tax-planning strategies.

Under the provisions of ASC 740, “Income Taxes”, Management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversal of existing taxable temporary differences. ASC 740 provides that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years or losses expected in early future years. Based on this evaluation, as of December 31, 2012, a valuation allowance of $36.9 million has been recorded against our deferred tax assets.

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

Included in accrued expenses are income taxes payable of $25,000, $93,000 and $95,000 for the fiscal year 2012, 2011 and 2010, respectively, consisting primarily of foreign taxes.

Note 11 – Commitments and Contingencies

Facilities Leases

The Company’s corporate headquarters and warehouse facilities are located in Carson, California. As of December 29, 2012, we maintained multiple separate leases for the Carson, California facilities. The Company’s corporate headquarters has an initial lease term of five years through October 2016, and optional renewals through January 2020. The Company also leases warehouse space in Chesapeake, Virginia under an agreement scheduled to expire in June 2016. The Company also leases office and warehouse space in Independence, Ohio on a month-to-month basis since the agreement expired in January 2013. The Company’s Philippines subsidiary leases office space under a sixty-three month agreement through May 2015, renewable for an additional sixty months through April 2020. As of the date hereof, the Company has not committed to any facilities lease renewals.

Facility rent expense for fiscal year ended 2012, 2011 and 2010 was $2.4 million, $2.6 million and $2.4 million, respectively. The Company’s facility rent expense was inclusive of amounts charged from a related party during the fiscal year ended 2012, 2011 and 2010 of $374,000, $374,000 and $389,000, respectively.

On September 22, 2011, the Company entered into a sublease agreement (the “Sublease”) with Timec Company Inc. (“Timec”) for the leasing of approximately 25,000 square feet of commercial office space located at 16941 Keegan Avenue, Carson, California 90746. The Sublease enabled the Company to consolidate its corporate office space from three buildings into one, and allowed the Company to consolidate its California fulfillment operations into one warehouse, which reduced its monthly rent expense. The Sublease has an initial term of 60 months (“Initial Term”), and commenced on November 1, 2011. Pursuant to the terms of the Sublease, effective the 42nd month of the Initial Term, we have the ability to terminate the Sublease in exchange for the payment of a termination fee. Additionally, we have the option to renew the Sublease at the end of the Initial Term for an additional 12 month period, as well as the option to renew the Sublease for an additional period thereafter through January 2020. Pursuant to the terms of the Sublease, the rent, including additional rent, shall be approximately $26,300 per month for the first year, $27,600 per month for the second year, $29,100 per month for the third year, $30,600 per month for the fourth year, and $32,300 per month for the fifth year. Rent for any subsequent term, after the expiration of the Initial Term, will be negotiated in good faith between the parties. Under the terms of the Sublease, we are required to maintain certain levels of insurance and are required to indemnify Timec for losses incurred that are related to our use or occupancy of the property.

In January 2010, the Company’s Philippines subsidiary entered into a new lease agreement that accommodates the Company’s Philippines workforce into one office building from its previous offices in Pasig and Makati; the leases for the Pasig and Makati facilities were terminated in July and October 2010, respectively. Under the terms of the lease agreement, the Company added approximately 39,665 square feet of space for a period of 63 months, effective March 1, 2010. Monthly rental fee of approximately $25,000 is subject to 5% annual escalation beginning on the 3rd year of the lease term and renewable for a sixty (60)-month term upon mutual agreement of both parties.

In December 2008, the Company entered into a five-year operating lease for warehouse space in Chesapeake, Virginia, which commenced in January 2009 and was initially scheduled to expire in December 2013. Under the terms of the lease, the Company added approximately 72,500 square feet of space for initial monthly rent of approximately $15,000 with annual rent escalations. Additionally, the Company had the option to extend the terms for an additional five years on or before June 30, 2013. In July 2011, we signed a five-year extension to June 30, 2016, which also added approximately 87,000 square feet of space. The monthly base rent commitment was $59,700 as of December 29, 2012.

Upon our acquisition of WAG, we assumed a lease related to their office and warehouse space (60,845 square feet) in Independence, Ohio which was originally executed on January 1, 2003 and amended on October 3, 2003 and February 1, 2008. The lease expired on January 31, 2013 and we are currently on a month-to-month lease.

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

Minimum lease commitments under non-cancelable operating leases as of December 29, 2012 are as follows (in thousands):

2013	$1,399
2014	1,130
2015	1,127
2016	690
2017	—
Thereafter	—

Total minimum lease commitments	$4,346

Capital lease commitments as of December 29, 2012 were as follows (in thousands):

	Capital Lease Commitments	Less: Interest Payments	Principal Obligations
2013	$74	$5	$69
2014	23	2	21
2015	23	1	22
2016	23	1	22
2017	6	—	6

Total	$149	$9	$140

Legal Matters

Parts Geek Litigation. In June 2009, the Company filed suit in the United States District Court for the Central District of California against Parts Geek LLC (“Parts Geek”), certain of its members and employees for misappropriation of trade secrets, breach of contract and unfair competition and requesting monetary damages and injunctive relief, and Parts Geek filed an answer in August 2009. In January 2010, the complaint was amended to include claims for copyright infringement and to add Lucas Thomason, a former employee, as an additional party. Parts Geek filed an answer and counterclaims to the amended complaint in February 2010. Each party filed a motion for summary judgment requesting that the Court rule on all claims made in this matter without sending the matter to a jury. In June 2010, the Court ruled on all claims in the matter, denying the Company’s claims against Parts Geek and Lucas Thomason and denying Parts Geek’s claims against the Company. The judge additionally denied Parts Geek’s counterclaims against the Company. Parts Geek and Lucas Thomason petitioned the Court to order the Company to pay their legal fees and costs, the Court ordered the Company to do so and in August 2010 all parties stipulated that approximately $1.1 million of legal fees and costs would be owed to Parts Geek and Lucas Thomason should the Company lose its appeal or win its appeal and lose in trial. A bond was posted to guarantee payment of $1.1 million plus interest, at a cost of approximately $0.02 million to the Company. The Company filed an appeal and filed its initial brief on January 21, 2011. The reply brief was filed March 21, 2011. The appeal was fully briefed by all parties and oral argument before the Ninth Circuit Court of Appeals occurred on March 6, 2012. On August 31, 2012, the Ninth Circuit Court of Appeals reversed the District Court’s granting of summary judgment in favor of Parts Geek and Lucas Thomason; vacated the District Court’s entry of legal fees and costs to Parts Geek and Lucas Thomason; and remanded the case back to the District Court for trial. Also, the Ninth Circuit Court of Appeals upheld the District Court’s granting of summary judgment in favor of Parts Geek dismissing a portion of the Company’s misappropriation of trade secrets claim and dismissing the Company’s breach of contract claim as to only one of Parts Geek’s employees. Also, the Ninth Circuit Court of Appeals upheld the District Court’s granting of summary judgment in favor of the Company dismissing Parts Geek’s counterclaims against the Company. On December 14, 2012, the Company and Parts Geek, certain of its members and employees, and Lucas Thomason entered into a settlement agreement resolving all of the parties’ claims against each other in this matter. On December 18, 2012, all claims of each of the parties to this matter were dismissed with prejudice and settlement amount was not material.

Asbestos. A wholly-owned subsidiary of the Company, Automotive Specialty Accessories and Parts, Inc. and its wholly-owned subsidiary WAG, are named defendants in several lawsuits involving claims for damages caused by installation of brakes during the late 1960’s and early 1970’s that contained asbestos. WAG marketed certain brakes, but did not manufacture any brakes. WAG maintains liability insurance coverage to protect its and the Company’s assets from losses arising from the litigation and coverage is provided on an occurrence rather than a claims made basis, and the Company is not expected to incur significant out-of-pocket costs in connection with this matter that would be material to its consolidated financial statements.

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

Note 12 – Employee Retirement Plan and Deferred Compensation Plan

Effective February 17, 2006, the Company adopted a 401(k) defined contribution retirement plan covering all full time employees who have completed one month of service. The Company may, at its sole discretion, match fifty cents per dollar up to 6% of each participating employee’s salary. The Company’s contributions vest in annual installments over three years. Discretionary contributions made by the Company totaled $324,000, $300,000 and $213,000 for fiscal year 2012, 2011 and 2010, respectively.

In January 2010, the Company adopted the U.S. Auto Parts Network, Inc. Management Deferred Compensation Plan (the “Deferred Compensation Plan”), for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 90% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by the Company through the purchase of Company-owned life insurance policies with the Company (employer) as the owner and beneficiary, in order to preserve the tax-deferred savings advantages of a non-qualified plan. The plan assets are the cash surrender value of the Company-owned life insurance policies and not associated with the deferred compensation liability. The deferred compensation liabilities (consisting of employer contributions, employee deferrals and associated earnings and losses) are general unsecured obligations of the Company. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company may at its discretion contribute certain amounts to eligible employee accounts. In January 2010, the Company began to contribute 50% of the first 2% of participants’ eligible contributions into their Deferred Compensation Plan accounts. In September 2010, the Company established and transferred its ownership to a rabbi trust to hold the Company-owned life insurance policies. As of December 29, 2012, the assets and associated liabilities of the Deferred Compensation Plan were $0.7 million and $0.7 million, respectively, and are included in other non-current assets and other non-current liabilities in our consolidated balance sheets. As of December 31, 2011, the assets and associated liabilities of the Deferred Compensation Plan were $0.5 million $0.4 million and are included in other non-current assets and other non-current liabilities, respectively, in our consolidated balance sheets. For fiscal year 2012, the associated liabilities mainly include the employee contributions of $0.5 million and the Company contributions of $109,000. For fiscal 2011, the associated liabilities mainly include the employee contributions of $0.4 million and the Company contributions of $74,000. For fiscal year 2012, included in other income, the Company recorded a net gain of $34,300 for the change in the cash surrender value of the Company-owned life insurance policies. For fiscal year 2011, included in other income, the Company recorded a net loss of $34,000 for the change in the cash surrender value of the Company-owned life insurance policies.

Note 13 – Restructuring Costs

In August 2012, we executed key initiatives to reduce labor costs and improve operating efficiencies in response to the challenges in the marketplace and general market conditions. We closed our call center in La Salle, Illinois and reduced our workforce by 71 people resulting in severance charges of approximately $640,000 recorded in marketing expense, fulfillment expense and technology expense of $396,000, $228,000 and $16,000, respectively. In relation to this closure, we did not incur additional charges subsequent to the third quarter of 2012. As of December 29, 2012, severance payable was $220,000. For fiscal year 2011, related to our WAG acquisition, the Company incurred acquisition and integration related costs of $7.4 million, which were recorded in general and administrative expenses (refer to “Note 5 – Business Combination” for additional details).

Note 14 – Related-Party Transactions

Beginning in November 2003, the Company leased its corporate headquarters and primary warehouse from Nia Chloe, LLC (“Nia Chloe”), a member of which, Sol Khazani, is one of our board of directors. Lease payments and expenses associated with this related party arrangement totaled $374,000, $374,000 and $389,000 for fiscal year 2012, 2011 and 2010, respectively. The Company has evaluated its relationship with Nia Chloe with regard to ASC 810 Consolidation (“ASC 810”). The Company has determined that Nia Chloe does not meet the criteria for consolidation under ASC 810 and therefore this entity is not consolidated in the Company’s financial statements.

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

Note 15 – Quarterly Information (Unaudited)

The following quarterly information (in thousands, except per share data) includes all adjustments which management considers necessary for a fair presentation of such information. For interim quarterly financial statements, the provision for income taxes is estimated using the best available information for projected results for the entire year.

	Thirteen Weeks Ended				Thirteen Weeks Ended
	March 31, 2012	June 30, 2012	Sep. 29, 2012 (1)	Dec. 29, 2012 (2)	April 2, 2011 (3)	July 2, 2011 (3)	Oct. 1, 2011 (3)	Dec 31, 2011 (3) (4)
Consolidated Statement of Income Data:
Net sales	$87,436	$80,719	$73,014	$62,848	$86,978	$84,268	$78,593	$77,233
Gross profit	26,628	24,341	22,893	17,776	30,416	28,414	24,345	23,825
(Loss) income from operations	(486)	(1,031)	(2,548)	(31,725)	23	(2,231)	(5,216)	(8,571)
Loss before income taxes	(664)	(1,568)	(2,670)	(32,013)	(227)	(2,369)	(5,306)	(8,747)
Net loss	$(788)	$(1,696)	$(2,711)	$(30,783)	$(245)	$(2,564)	$(5,308)	$(7,020)
Basic and diluted net loss per share as reported and adjusted	$(0.03)	$(0.06)	$(0.09)	$(0.99)	$(0.01)	$(0.08)	$(0.17)	$(0.23)
Shares used in computation of basic and diluted net loss per share as reported and adjusted	30,638	30,651	30,854	31,128	30,450	30,543	30,571	30,618

(1)	Included restructuring costs of $0.6 million related to severance charges incurred due to reduction in workforce from the closure of our call center in La Salle, Illinois.
(2)	Included impairment loss on goodwill, property and equipment and intangible assets of $18.9 million, $1.9 million and $5.6 million, respectively.
(3)

Included acquisition and integration costs of $1.2 million, $1.5 million, $3.8 million and $0.8 million for the thirteen weeks ended April 2, 2011, July 2, 2011, October 1, 2011 and December 31, 2011, respectively, related to our WAG acquisition.

(4)	Included a $5.1 million impairment loss on intangible assets.

Note 16 – Subsequent Events

As part of the Company’s initiatives to reduce labor costs and improve operating efficiencies in response to the challenges in the marketplace and general market conditions, we reduced our workforce in January 2013. We laid off 13 employees in the United States and 163 employees in the Philippines reducing our workforce to a total of 1,194 employees. The severance charges of approximately $493,000 was recorded in marketing expense, general and administrative expense, fulfillment expense and technology expense for $250,000, $94,000, $42,000 and $107,000, respectively, in January 2013. We do not expect to incur material additional charges subsequent to January 2013.