Form 10-K/A
period 2012-12-29
U.S. Auto Parts Network, Inc.
filed 2013-04-26
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the year ended December 29, 2012 (“2012 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2013. We are filing this Amendment to amend Part III of the 2012 Form 10-K to include the information required by and not included in Part III of the 2012 Form 10-K because we do not intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 29, 2012. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications by our principal executive and principal financial officers. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the 2012 Form 10-K. The 2012 Form 10-K continues to speak as of the date of the 2012 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2012 Form 10-K other than as expressly indicated in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to U.S. Auto Parts Network, Inc. and its subsidiaries.

All statements in this Amendment that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue,” “opportunity,” “goals,” or “should,” the negative of these words or words of similar import. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. These forward-looking statements are or will be, as applicable, based largely on our expectations and projections about future events and future trends affecting our business, and so are or will be, as applicable, subject to risks and uncertainties including but not limited to the risk factors discussed in the 2012 Form 10-K, that could cause actual results to differ materially from those anticipated in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements. Our views and the events, conditions and circumstances on which these future forward-looking statements are based, may change.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors

Information About Directors

We believe that our Board as a whole should encompass a range of talent, skill, diversity and expertise enabling it to provide sound guidance with respect to our operations and interests. In addition to considering a candidate’s background and accomplishments, the Nominating and Corporate Governance Committee reviews candidates in the context of the current composition of the Board and the evolving needs of our business. In accordance with the listing standards of The NASDAQ Stock Market (the “NASDAQ Rules”) we have charged our Nominating and Corporate Governance committee with ensuring that at least a majority of the directors qualify as “independent” under the NASDAQ Rules. See “Board Committees and Meetings - Nominating and Corporate Governance Committee” for a discussion of the factors that are considered in selecting our director nominees.

The table and narrative below sets forth information regarding each of our directors, including his or her age, the year they first became directors, business experience during at least the past five years, public company boards they currently serve on or have served on since January 1, 2008, and certain other biographical information and attributes that the Nominating and Corporate Governance Committee determined qualify them to serve as directors. The Nominating and Corporate Governance Committee believes that the current directors have the following other key attributes that are important to an effective board of directors: integrity and demonstrated high ethical standards; sound judgment; analytical skills; the ability to engage management and each other in a constructive and collaborative fashion; diversity of origin, background, experience and thought; and the commitment to devote significant time and energy to serve on the Board and its committees.

Name	Age	Current Position(s)	Independent	Director Since	Committee
					Audit	Compensation	Nominating and Corporate Governance
Robert J. Majteles	48	Chairman of the Board	X	2006	X	X	Chairman
Joshua L. Berman	43	Director	X	2007		Chairman	X
Shane Evangelist	39	Chief Executive Officer and Director		2007
Fredric W. Harman	52	Director		2006
Sol Khazani	55	Director		2001
Warren B. Phelps III	66	Director	X	2007	Chairman		X
Ellen F. Siminoff (1)(2)	45	Director	X	2006	X	X

(1)	In February 2013, Ms. Siminoff resigned as Chairman of the Nominating and Corporate Governance and Mr. Majteles was appointed as her replacement.
(2)

In February 2013, Ms. Siminoff informed us that she does not intend to stand for re-election when her term as a Class I director expires at our 2013 Annual Meeting of Stockholders (the “Annual Meeting”).

Class I Directors - Terms Expiring at the 2013 Annual Meeting of Stockholders

Shane Evangelist has been our CEO and a director since October 2007. From August 2004 to September 2007, Mr. Evangelist served as Senior Vice President and General Manager of BLOCKBUSTER Online, a division of Blockbuster Inc., which he joined in 2001, where he was responsible for leading the creation, development and launch of Blockbuster’s online movie rental service. Prior to that, from January 2001 to July 2004, Mr. Evangelist served as Vice President of Strategic Planning for Blockbuster Inc., with responsibility for strategy development, mergers and acquisitions, marketing and capital deployment. Prior to Blockbuster, Mr. Evangelist began his career at IBM where he served from 1997 to 2001 as a business executive responsible for media and entertainment accounts. Mr. Evangelist currently serves on the board of one privately held company. Mr. Evangelist holds a B.A. degree in Business Administration from the University of New Mexico and an M.B.A. from Southern Methodist University. We believe that Mr. Evangelist’s valuable business and leadership experience, particularly in the e-commerce industry, his experience running an industry-transforming business, combined with his intimate knowledge of our financial and operational status gained in his role as our Chief Executive Officer, qualifies Mr. Evangelist to serve as a director.

Ellen F. Siminoff has been a director since November 2006. Ms. Siminoff is President and CEO of Shmoop University, Inc., an educational publishing company which aims to reduce the friction in learning. Ms. Siminoff also serves as Director of Journal Communications, Inc., a newspaper publisher that also owns radio and television stations. From March 2004 to October 2008, Ms. Siminoff served as the President and Chief Executive Officer of Efficient Frontier, Inc., a provider of paid search engine marketing solutions, and she served as Chairman from February 2008 to mid-2009. Prior to that, from 1996 to February 2004, Ms. Siminoff served in various capacities at Yahoo!, including as Senior Vice-President of Entertainment and Small Business and Senior Vice President of Corporate Development and Vice President, Business Development and Planning. Ms. Siminoff also serves on the boards of directors of public companies Journal Communications, Inc., Zynga, Inc., and SolarWinds, Inc., has served on the board of Glu Mobile from June 2008 through the end of her term in June 2011, and additionally serves on the boards of private companies. Ms. Siminoff holds an A.B. degree in Economics from Princeton University and an M.B.A. from Stanford University. We believe that Ms. Siminoff has been qualified to serve as a director due to her breadth and depth of experience in the online marketplace; especially in the arena of marketing and traffic optimization, as well as her prior board experience and management skills. Her breadth of experience in emerging growth companies and success in a variety of industries has also added expertise and diversity to our Board of Directors.

Class II Directors – Terms Expiring at the 2014 Annual Meeting

Joshua L. Berman has been a director since October 2007. Mr. Berman co-founded and serves as President of BeachMint, a next generation eCommerce company focused on building brands and delivering a personalized user experience, since April 2010. Mr. Berman served as President of Slingshot Labs, an incubator dedicated to building and developing new web ventures for News Corporation, from February 2008 through April 2010. Mr. Berman was a co-founder of MySpace.com, a leading online lifestyle portal, and served as its Chief Operating Officer from January 2003 until April 2010. Prior to 2003, Mr. Berman co-founded and managed two Internet companies: Response Base Marketing, where he held positions as the Chief Operating Officer and Chief Financial Officer from 2001 through 2003, and Xdrive Technologies from 1999 through November 2001, where he served as Chief Financial Officer and Senior Vice President of Corporate Development. Mr. Berman also worked from 1997 through 1999 as a management consultant at PricewaterhouseCoopers and as an international marketing manager and a senior financial analyst at Twentieth Century Fox. Mr. Berman was actively licensed as a certified public accountant from 1991 through 2002, and holds a B.A. degree in economics from the University of California, Santa Barbara and an M.B.A. from the University of Southern California. We believe that Mr. Berman is qualified to serve as a director due to his industry knowledge and operational experience with, and service as COO or President of internet companies, including internet marketing and social networking, combined with his strong accounting and financial background and management experience.

Sol Khazani is a co-founder of U.S. Auto Parts and has been a director since January 2001. Mr. Khazani also served as our Chairman of the Board from January 2001 to March 2007, as our Chief Financial Officer from January 2001 to April 2005 and as a Vice President from October 1995 to January 2001. From 1995 through December 2008, Mr. Khazani served as the Vice President of American Condenser, Inc., a company that he co-founded which manufactures air-conditioning condensers for automotive and industrial applications. Mr. Khazani also serves as financial director of the non-profit organization Women for World Health. Mr. Khazani holds a B.S. degree in accounting and an M.B.A. from National University in San Diego. We believe Mr. Khazani’s extensive background in the auto parts and industrial manufacturing and distribution industries provides a valuable juxtaposition with the e-commerce experience of many our other directors. We also believe that his historical insight into the Company’s operations and strategic relationships, combined with his foresight and creativity in driving the growth of the Company from a small, local operation delivering parts, to an international internet organization qualifies him to serve as a director.

Robert J. Majteles has been a director since November 2006 and has been our Chairman of the Board since March 2007. Mr. Majteles is the managing partner of Treehouse Capital, LLC, an investment firm he launched in 2000. Mr. Majteles serves as an active and involved board member for the companies in Treehouse’s portfolio. Prior to launching Treehouse, Mr. Majteles was the Chief Executive Officer of three different technology companies. Mr. Majteles has also been an investment banker and a mergers and acquisitions attorney. Mr. Majteles has served on several public company boards. Mr. Majteles serves on the boards of directors of iPass, Inc., from 2009 through the present, where he also serves as chairman of the Audit Committee. Mr. Majteles was previously a board member of several additional public company boards: Rovi Corporation (formerly Macrovision Corporation) from 2006 through 2010; Adept Technology, Inc. from 2003 through 2011; Unify Corporation from 2004 through 2011; Merriman, Curhan, & Ford Group, Inc. from 2008 through 2009; Phoenix Technologies Ltd. from 2007 through 2008; World Heart Corporation from 2003 through 2008; and Comarco Inc, from 2008 through 2011. Mr. Majteles obtained his B.A. from Columbia University in 1986 and his J.D. from Stanford University in 1989. We believe that Mr. Majteles is qualified to serve as a member of the Board due to his combined business, investment, and financial expertise and experience. His management experience in leading companies, including serving as CEO of three technology companies, and his prior and current service on multiple boards of directors of innovative technology companies makes Mr. Majteles effective at leading the Board on behalf of our stockholders.

Class III Directors – Terms Expiring at the 2015 Annual Meeting

Fredric W. Harman has been a director since March 2006. Mr. Harman is a Managing Partner of Oak Investment Partners, a venture capital firm, which he joined as a General Partner in 1994. From 1991 to 1994, Mr. Harman served as a General Partner of Morgan Stanley Venture Capital. Mr. Harman currently serves as a director of Demand Media, Inc., an online media company, Limelight Networks, Inc., an internet infrastructure company, and several privately held companies. Mr. Harman holds B.S. and M.S. degrees in electrical engineering from Stanford University and an M.B.A. from the Harvard Business School. We believe that Mr. Harman is qualified to serve as a director due to his broad financial and industry experience, combined with his operational oversight gained through his investment in and extensive board service since 1991 with a broad range of technology and internet companies.

Warren B. Phelps III has been a director since September 2007. From October 2009 until December 2012, he served as Chairman and CEO of Empower RF Systems, a developer and manufacturer of high power RF amplifiers for the defense and commercial markets. As of January 1, 2013, he has assumed the position of Executive Chairman. From 2000 until his retirement in September 2006, Mr. Phelps served in several executive positions for Spirent Communications plc, a leading communications technology company, most recently as President of the Performance Analysis Broadband division. From 1996 to 2000, Mr. Phelps was at Netcom Systems, a provider of network test and measurement equipment, most recently as President and Chief Executive Officer. Prior to that, Mr. Phelps held executive positions, including Chairman and Chief Executive Officer, at MICOM Communications and in various financial management roles at Burroughs/Unisys Corporation. Mr. Phelps currently serves on the boards of directors of one privately held company and on the Board of Trustees of St. Lawrence University. Mr. Phelps holds a B.S. degree in mathematics from St. Lawrence University in Canton, New York and an M.B.A. from the University of Rochester in Rochester, New York. We believe that Mr. Phelps is qualified to serve as both a Board member and as the financial expert of our Audit Committee due to his extensive experience as a President or a Chief Executive Officer of a variety of companies in the technology industry, as well as his experience in financial management roles, including the creation and oversight of internal controls, preparation of the financial statements and coordination of the audit for public companies.

Family Relationships

There are no family relationships among any of our directors, executive officers and director nominee.

(b) Identification of Executive Officers and Certain Significant Employees

Executive Officers

The table below sets forth certain information regarding our current executive officers who are not directors.

Name	Age	Current Position(s)
Shane Evangelist	39	Chief Executive Officer
David G. Robson	46	Chief Financial Officer
Aaron E. Coleman	38	Chief Operating Officer
Houman Akhavan	35	Vice President of Marketing
Bryan P. Stevenson	40	Vice President, General Counsel and Secretary

The following is certain biographical information describing the business experience of each of our executive officers who is not a director. The biography of Mr. Evangelist appears earlier in this Amendment. See “Identification of Directors.”

David G. Robson has been our Chief Financial Officer since January 2012. Prior to his appointment as the Company’s Chief Financial Officer, Mr. Robson served as the Executive Vice President and Chief Administrative Officer at Mervyns’ LLC since 2007. From 2001 until 2007, Mr. Robson served as the Senior Vice President of Finance and Principal Accounting Officer for Guitar Center, Inc. Mr. Robson began his career in public accounting with the accounting firm Deloitte & Touche LLP. Mr. Robson holds a B.S. in Accounting from the University of Southern California and is also a certified public accountant.

Aaron E. Coleman has been our Chief Operating Officer since September 2010, and was our Executive Vice President of Operations and Chief Information Officer from April 2008 until September 2010. From July 2007 to April 2008, Mr. Coleman served as Senior Vice President – Online Systems at Blockbuster Inc., which he joined as Vice President – Online Systems in March 2005. From April 2003 to March 2005, he was the Chief Technology Officer of Travelweb LLC,

which is owned by priceline.com Incorporated, and was responsible for all aspects of Travelweb’s technology, including the technology for Travelweb.com and over 40 affiliate websites, as well as the booking gateway for the merchant property processing for Orbitz and priceline.com. Mr. Coleman’s prior experience also includes serving as Manager of the Customer Technology Infrastructure group at American Airlines. Mr. Coleman holds a B.A. degree in Business Administration from Gonzaga University.

Houman Akhavan has been our Vice President of Marketing since January 2006. Prior to that, from August 2004 to December 2005, Mr. Akhavan served as a consultant to U.S. Auto Parts, providing advice and guidance on marketing strategy and website optimization. From February 2000 to July 2004, Mr. Akhavan served as the founder and Chief Strategy Officer of Edigitalweb, Inc., an online marketing and software development firm.

Bryan P. Stevenson has been our Vice President, General Counsel and Secretary since March 2011. From January 2008 to March 2011, Mr. Stevenson served as Vice President, Associate General Counsel at Blockbuster Inc., which he joined as Senior Corporate Counsel in November 2004. Mr. Stevenson worked as an attorney in private practice from 1999 to 2004. Mr. Stevenson holds a B.A. from Dallas Baptist University and a J.D. from Baylor University.

Our executive officers are elected by our Board of Directors and serve at the discretion of our Board until their successors have been duly elected and qualified or until their earlier resignation or removal.

(c) Compliance with Section 16(a) of the Exchange Act

Under the federal securities laws, our directors and officers and any persons holding more than 10% of our common stock are required to report their ownership of our common stock and any changes in that ownership to the SEC on Section 16(a) forms. Specific due dates for these reports have been established, and we are required to report in this proxy statement any failure to file by these dates. Based solely on our review of copies of the reports on the Section 16(a) forms received by us with respect to the fiscal year ended December 29, 2012 and representations from the reporting persons that no other reports were required, we believe that all directors, executive officers and persons who own more than 10% of our common stock have complied with the reporting requirements of Section 16(a) and have filed all reports required by such section.

(d) Code of Ethics

Code of Ethics and Business Conduct

Our Board of Directors has adopted a Code of Ethics and Business Conduct which applies to all directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees. The full text of our Code of Ethics and Business Conduct is available on the Investor Relations section of our website at www.usautoparts.net which can be directly accessed at http://investor.usautoparts.net/. We intend to disclose future amendments to certain provisions of the Code of Ethics and Business Conduct, and any waivers of provisions of the Code of Ethics and Business Conduct required to be disclosed under the rules of the SEC, at the same location on our website. The information contained in, or that can be accessed through, our website does not constitute a part of this Amendment.

Board Oversight of Risk

The Board is responsible for overseeing our risk management but its duties in this regard are supplemented by the Audit Committee, which is responsible for discussing with management and our independent auditors policies with respect to risk assessment and risk management, including the process by which we undertake major financial and accounting risk assessment and management. The Audit Committee also oversees our corporate compliance programs, as well as the internal audit function. In addition to the Audit Committee’s work in overseeing risk management, our full Board periodically engages in discussions of the most significant risks that the Company is facing and how these risks are being managed, and the Board receives reports on risk management from senior officers of the Company and from the Chairman of the Audit Committee. The Audit Committee additionally meets privately with representatives of our management team in order to assess the overall climate and “tone at the top” and to provide the Audit Committee with direct feedback as to any control or oversight issues. Other committees, including the Compensation Committee, review risks relevant to their particular areas of responsibility, such as whether the compensation of executive management encourages them to take undue risk. These matters are reviewed at Board meetings as well and, if deemed necessary and appropriate, in executive session with only the independent directors present. Our management team has the primary responsibility for identifying and managing the known, material risks which could affect our operating and financial performance. At least annually, upon reviewing and establishing the financial and operating targets for the next fiscal year, the management team reviews with the full board the key risks facing the Company during the upcoming year and the plans the Company has put in place to mitigate those risks, and the management team reviews subsets of risk on a more frequent basis with the Board.

(e) Board Committees.

Board Committees and Meetings

Our Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Each committee has a written charter that is reviewed annually and revised as appropriate. A copy of each committee’s charter is available on the Investor Relations section of our website at www.usautoparts.net.

During fiscal 2012, the Board of Directors and the various committees of the Board held the following number of meetings: Board of Directors—6; Audit Committee—4; Compensation Committee—5; and Nominating and Corporate Governance Committee—2. Additionally, there was 1 action taken by the Board via Unanimous Written Consent. During fiscal 2012, all but one director attended 100% of the aggregate of the total number of meetings of the Board of Directors, and no director attended fewer than 100% of the aggregate of the total number of meetings of any committees of the Board, which he or she was required to attend. Warren B. Phelps III attended 83% of the aggregate of the total number of meetings of the Board of Directors. We do not have a formal policy regarding attendance by members of our Board of Directors at annual meetings of stockholders; however, directors are encouraged to attend all such meetings. All of our directors attended our 2012 Annual Meeting of Stockholders.

Audit Committee. Our Audit Committee consists of Messrs. Majteles, Phelps and Ms. Siminoff. However, Ms. Siminoff informed us that she does not intend to stand for re-election when her term as a Class I director expires at our Annual Meeting and will cease to serve on our Audit Committee beyond that date. Mr. Phelps is the Chairman of the Audit Committee. Our Board of Directors has determined that each member of the Audit Committee is independent under the NASDAQ Rules and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Mr. Phelps qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC. The primary functions of this committee include the following:

•	meeting with our management periodically to consider the adequacy of our internal controls and the objectivity of our financial reporting;

•	meeting with our independent auditors and with internal financial personnel regarding these matters;

•	pre-approving audit and non-audit services to be rendered by our independent auditors;

•	appointing from time to time, engaging, determining the compensation of, evaluating, providing oversight of the work of and, when appropriate, replacing our independent auditors;

•

reviewing our financial statements and periodic reports and discussing the statements and reports with our management and independent auditors, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls and auditing matters;

•	reviewing our financing plans and reporting recommendations to our full Board of Directors for approval and to authorize action; and

•	administering and discussing with management and our independent auditors our Code of Ethics and Business Conduct.

Our internal financial personnel regularly meet privately with the Audit Committee and have unrestricted access to this committee. Our independent auditors report directly to the Audit Committee and they also have unrestricted access to this committee.

Compensation Committee. Our Compensation Committee consists of Messrs. Berman and Majteles and Ms. Siminoff. However, Ms. Siminoff informed us that she does not intend to stand for re-election when her term as a Class I director expires at our Annual Meeting and will cease to serve on our Compensation Committee beyond that date. Mr. Berman is the Chairman of our Compensation Committee. Our Board of Directors has determined that each member of the Compensation Committee is independent under the NASDAQ Rules. The primary functions of this committee include the following:

•

reviewing and, as it deems appropriate, recommending to our Board of Directors, policies, practices and procedures relating to the compensation of our directors, officers and other managerial employees and the establishment and administration of our employee benefit plans;

•	exercising authority under our employee benefit plans;

•	reviewing and approving executive officer and director indemnification and insurance matters; and

•	advising and consulting with our officers regarding managerial personnel and development and succession planning.

A more detailed description of the role of the committee, including the role of executive officers and consultants in compensation decisions, can be found under “Executive Compensation-Compensation Discussion and Analysis” below.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee consists of Messrs. Phelps, Berman and Majteles. Mr. Majteles is the Chairman of our Nominating and Corporate Governance Committee. Prior to February 2013, Ms. Siminoff served as the Chair of our Nominating and Corporate Governance Committee, until her replacement, Mr. Majteles, was appointed following her resignation from the committee. Our Board of Directors has determined that each member of the Nominating and Corporate Governance Committee is independent under the NASDAQ Rules. The primary functions of this committee include the following:

•	identifying qualified candidates to become members of our Board of Directors;

•	selecting nominees for election of directors at the next annual meeting of stockholders (or special meeting of stockholders at which directors are to be elected);

•	selecting candidates to fill vacancies of our Board of Directors;

•	developing and recommending to our Board of Directors our corporate governance guidelines; and

•	overseeing the evaluation of our Board of Directors.

The Nominating and Corporate Governance Committee generally seeks directors with strong reputations and experience in areas relevant to the operations and strategies of the Company’s business. In connection with their recommendations regarding the size and composition of the Board, the Nominating and Corporate Governance Committee reviews the appropriate qualities and skills required of directors in the context of the then current make-up of the Board and the needs of the Company. The Nominating and Corporate Governance Committee generally identifies candidates for election to the Board of Directors; reviews their skills, characteristics and experiences; and recommends director nominees to the Board for approval. While we do not have a formal policy with regard to the consideration of diversity in identifying director nominees, the Nominating and Corporate Governance Committee strives to nominate directors with a variety of complementary skills and backgrounds so that as a group, the Board will possess the appropriate talent, skills, insight and expertise to oversee our business. The Nominating and Corporate Governance Committee assesses each candidate’s independence, personal and professional integrity, financial literacy or other professional or business experience relevant to an understanding of our business, his or her ability to think and act independently and with sound judgment, and ability and commitment to serve our and its stockholders’ long-term interests. All factors considered by the Nominating and Corporate Governance Committee are reviewed in the context of an assessment of the perceived needs of the Board at a particular point in time. As a result, the priorities and emphasis of the Nominating and Corporate Governance Committee and of the Board may change from time to time to take into account changes in our business, our future opportunities and strategic plans, and other trends, as well as the portfolio of skills and experience of current and prospective directors.

The Nominating and Corporate Governance Committee generally leads the search for and selects, or recommends that the Board select, candidates for election to the Board. Consideration of new director candidates typically involves a series of committee discussions, review of information concerning candidates and interviews with selected candidates. The Nominating and Corporate Governance Committee may in the future engage the services of a third-party search firm to identify director candidates.

The Nominating and Corporate Governance Committee will consider candidates for directors recommended by our stockholders who meet the eligibility requirements for submitting stockholder proposals for inclusion in our next proxy statement. This committee will evaluate such recommendations applying its regular nominee criteria. Eligible stockholders wishing to recommend a director nominee must submit such recommendation in writing to the Chair, Nominating and Corporate Governance Committee, care of the corporate Secretary, at the Company’s address set forth on the first page of this Amendment by the deadline for stockholder proposals set forth in the prior year’s proxy statement, specifying the following information: (a) the name and address of the nominee, (b) the name, address and phone number of the stockholder making the nomination and of the director nominee, (c) a representation that the nominating stockholder is a stockholder of record of our stock entitled to vote at the next annual meeting and intends to appear in person or by proxy at such meeting to nominate the person specified in the notice, (d) the nominee’s qualifications for membership on the Board, (e) a resume of the candidate’s business experience and educational background as well as all of the information that would be required in a proxy statement soliciting proxies for the election of the nominee as a director, (f) a description of all direct or indirect arrangements or understandings between the nominating stockholder and the nominee and any other person or persons (naming such person or persons) pursuant to whose request the nomination is being made by the stockholder, (g) all other companies to which the nominee is being recommended as a nominee for director, and (h) a signed consent of the nominee to cooperate with reasonable background checks and personal interviews, and to serve as a director, if elected. In connection with its evaluation, the Nominating and Corporate Governance Committee may request additional information from the candidate or the recommending stockholder, and may request an interview with the candidate. The Nominating and Corporate Governance Committee has the discretion to decide which individuals to recommend for nomination as directors.

Stockholder Communications to the Board

Our Board of Directors has implemented a process by which stockholders may send written communications directly to the attention of the Board, any committee of the Board or any individual Board member, care of our corporate Secretary at 16941 Keegan Avenue, Carson, California 90746. The name of any specific intended Board recipient should be noted in the communication. Our corporate Secretary will be primarily responsible for collecting, organizing and monitoring communications from stockholders and, where appropriate depending on the facts and circumstances outlined in the communication, providing copies of such communications to the intended recipients. Communications will be forwarded to directors if they relate to appropriate and substantive corporate or Board matters. Communications that are of a commercial or frivolous nature or otherwise inappropriate for the Board’s consideration will not be forwarded to the Board.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section explains our executive compensation program as it relates to the six “named executive officers” listed below whose 2012 compensation information is presented in the tables following this discussion in accordance with SEC rules. The primary objective of our executive compensation policies and programs is to serve our stockholders by attracting, retaining and motivating talented and qualified executives. We believe this best serves our stockholders by providing a stable management team that is focused on long-term growth and profitability without incurring undue risk.

The three key elements of the current executive compensation program are annual base salary, cash bonuses, and long-term, equity-based incentives. We also provide certain of our executive officers with severance and change-in-control benefits as well as limited perquisites and other personal benefits. Our discussion below contains an additional explanation of each of these elements.

In evaluating the mix of these compensation components, as well as the short-term and long-term value of the executive compensation plans, the Compensation Committee considers both the performance and skills of each executive, as well as the compensation paid to those executives in similar organizations with similar responsibilities. We focus on providing a competitive compensation package which provides significant short and long-term incentives for the achievement of measurable corporate and individual performance objectives. We focus on, among other things, the following five elements in determining compensation:

•	Competition. Compensation should reflect the competitive marketplace, so that the Company can attract, retain, and motivate key executives of superior ability who are critical to our future success.

•

Accountability for Business Performance. Compensation should be tied in part to overall Company financial performance, so our executive officers are held accountable through their compensation both in salary and in long-term incentive compensation.

•	Accountability for Individual Performance. Compensation should be tied in part to the individual’s performance to encourage and reflect individual contributions to the Company’s performance.

•

Alignment with Stockholder Interests. Compensation should be tied in part to the Company’s stock performance through the grant of equity-based awards which serve to align our executive officer’s interests with those of our stockholders.

•

Likelihood of Compensation Structure to Encourage Excessive Risk Taking. Compensation, while tied in part to Company financial and stock performance, should not be tied in such a way as to encourage our executive officers to take excessive risk in operating the business or consummating strategic projects designed to artificially inflate earnings or share price.

Additionally, the Board of Directors adopted, and the Company’s stockholders approved at the 2011 Annual Meeting, a say-on-pay policy pursuant to the recently adopted Section 14A – Shareholder Approval of Executive Compensation, of the Exchange Act. Every three years, stockholders are able to approve, on an advisory basis, the compensation of the Company’s named executive officers as disclosed pursuant to Item 402 of Regulation S-K, including the Compensation Discussion and Analysis, the Summary Compensation Table and the related compensation tables, notes and narrative. This advisory say-on-pay resolution is non-binding on the Board of Directors, however, the Board of Directors and the Compensation Committee will carefully review and consider the voting results when evaluating the Company’s executive compensation, in the applicable years when advisory votes are solicited. The Board of Directors and the Compensation Committee carefully evaluated the results of the stockholder advisory vote of executive compensation in fiscal 2011 and considered this vote to be a strong endorsement of the Company’s policies and practices and has determined to conduct its review of executive compensation consistent with past practice. Unless the Board of Directors decides to modify its policy regarding the frequency of soliciting advisory votes on the compensation of the Company’s named executives, which is currently set at every three years, the next scheduled say-on-pay vote will be at the 2014 Annual Meeting of Stockholders.

Decisions regarding executive compensation are the primary responsibility of our Compensation Committee, in consultation from time to time with the Board of Directors, management and compensation consultants. To assist with 2012 compensation decisions, the Chief Executive Officer prepared an assessment of each individual’s performance during the preceding calendar year, as well as a review of how each executive’s compensation compared with the executives in the peer group companies provided in Compensia’s report for fiscal 2011, and recommended to the Compensation Committee base salary amounts, annual performance goals and annual incentive compensation for all executive officers except himself based upon those goals. When making 2012 compensation decisions, the Compensation Committee reviewed this report, assessed the CEO with regard to his own performance, established and made the final determinations regarding compensation of our named executive officers, and then determined that there would be no increases in base salaries based upon the Company’s 2011 performance. Since there were no increases in the base salary for our executive officers and no stock options were granted to them during fiscal 2012, our Compensation Committee determined that the Company could continue on rely on Compensia’s report for fiscal 2011 and the Company did not engage Compensia’s services for fiscal 2012.

The components of our executive compensation program generally include (a) base salaries; (b) annual cash incentive opportunities; (c) in certain years, annual equity grants; and (d) in certain years, long-term equity incentive opportunities Executives also participate in employee benefit programs available to the broader employee population such as our 401(k) plan and health insurance. We also maintain a deferred compensation plan for employees of the Company earning greater than $110,000 annually, in which such employees are eligible to participate and for which the Company matches 50% of contributions up to 2% of annual base salary. Our executive compensation program is intended to provide executives with overall levels of compensation that are competitive within the e-commerce industry, as well as within a broader spectrum of companies with comparable revenues and profitability.

In connection with our initial public offering in 2007, we retained an independent compensation consultant, Compensia, Inc., to assist us in establishing a compensation program which includes objective criteria and formalized policies with respect to the determination of compensation amounts for our executives. As part of our annual evaluation of executive compensation, we engaged Compensia each year following the initial public offering until fiscal 2012 in order to ensure that the Company remained competitive in attracting and retaining talented executives. We relied on Compensia’s report for fiscal 2011and reviewed Compensia’s fiscal 2011 report when determining fiscal 2012 compensation, but because the Compensation Committee determined there would be no changes to the compensation amounts for our executive officers in fiscal 2012 from fiscal 2011, Compensia was not engaged to assist with determining fiscal 2012 compensation. The peer group identified by Compensia includes the following companies, which were selected based upon their revenue size and their e-commerce technology and retail market focus.

• Actuate	• Alloy, Inc.	• Art Technology Group, Inc.

• Blue Nile	• Bottomline Technologies	• DealerTrack Holdings

• Drugstore.com	• InfoSpace	• Internap Network Services

• Internet Brands, Inc.	• Magma Design Automation	• Move, Inc.

• Perficient, Inc.	• PetMed Express	• QAD, Inc.

• Shutterfly	• Vitacost.com

Elements of Executive Compensation

Base Salary

We seek to provide our senior management with a base salary appropriate to their roles and responsibilities, and salaries for named executive officers are established and adjusted at the discretion of the Compensation Committee. In 2012, the base salary for our executives did not change from fiscal 2011 because the Compensation Committee determined that no increases in base salaries were appropriate based on the Company’s performance in 2011. Base salaries are reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

2012 base salaries for each named executive officer were as follows:

NAME AND TITLE	2012 BASE SALARY
Shane Evangelist	$425,000
Chief Executive Officer
David G. Robson	$300,000
Chief Financial Officer
Theodore R. Sanders	$307,500
former Chief Financial Officer (1)
Aaron E. Coleman	$300,000
Chief Operating Officer
Houman Akhavan	$270,000
Vice President Marketing
Bryan P. Stevenson	$231,000
Vice President, General Counsel

(1)	Mr. Sanders resigned as the Company’s Chief Financial Officer on January 3, 2012.

Annual Incentive Bonuses

In addition to base salary, our executives are eligible to earn annual incentive bonus compensation. Our incentive bonus plan ties the level of achievement of Company annual financial performance goals to the amount of annual incentive compensation that we pay to each of our executives. These performance goals incorporate a combination of revenue and EBITDA thresholds, as well as individual performance, so as to encourage the executives to maximize the generation of profitable new business as well as optimizing the profitability and performance of existing business. As a result, a significant portion of our executives’ total compensation is dependent on the degree to which we achieve these performance goals. This provides an incentive for our executives to increase our performance with respect to these measures, and in turn increase stockholder value. This combination additionally limits the incentive for executives to take undue risk to maximize their incentive compensation. Incentive bonuses are established, adjusted and given final approval by the Compensation Committee, which has full discretion to award a bonus or not. While the incentive bonus has traditionally been paid in cash, in 2009 the Company initiated a program whereby the executives can each make an election to receive part of his bonus in shares of Company common stock at the time the target bonus-parameters are approved by the committee. For 2011 and 2012, incentive bonuses were established based upon revenue and adjusted EBITDA goals. Target incentive bonuses for our executive officers were established at approximately 36% to 80% of their respective annual base salaries in alignment with Compensia’s report for fiscal year 2011, with Messrs. Evangelist, Sanders, Coleman and Akhavan each electing to take a portion of his incentive compensation in common stock of the Company rather than cash. The Compensation Committee believed that with the significant equity granted to each executive in 2009 in the form of options as well as the payout of Mr. Evangelist’s 2009 bonus in shares of common stock of the Company, the lower cash compensation was appropriate for fiscal 2010, 2011 and 2012. However, the Company fell short of its fiscal 2012 revenue and adjusted EBITDA goals, therefore our executives’ annual incentive bonuses were not paid.

Total target bonuses and actual bonuses paid for fiscal 2012 were as follows:

	TARGET BONUS	BONUS PAID/GRANTED
NAME AND TITLE	CASH	CASH	STOCK
Shane Evangelist	$340,000	$—	—
Chief Executive Officer
David G. Robson	$150,000	$—	—
Chief Financial Officer
Theodore R. Sanders	$153,750	$—	—
former Chief Financial Officer
Aaron E. Coleman	$150,000	$—	—
Chief Operating Officer
Houman Akhavan	$95,000	$—	—
Vice President Marketing
Bryan P. Stevenson	$70,000	$—	—
Vice President, General Counsel

Long-Term Equity Compensation

We believe that long-term performance of the Company is achieved through an ownership culture that encourages long-term performance by our executive officers through the use of equity-based awards, and have established equity incentive plans to provide our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of stockholders. We do not have specific ownership percentage requirements for our executive officers, but in making additional awards take into consideration the ownership percentages of the executive officers of our peer group companies, as well as the balance between vested and unvested options held by the executive. All option grants are made at the fair market value of the Company’s stock on the date of grant. Our Chief Executive Officer makes recommendations on awards of options to the Compensation Committee, which then considers the recommended grants at each meeting, which generally coincide with meetings of the Board of Directors. If the hire date of an employee who is not an executive officer does not occur at the time of a Compensation Committee meeting, we may credit the employee with vesting time retroactive to hire date, but the exercise price of the option is always equal to the fair market value on the date of grant, no matter the vesting schedule. Executive officer options are generally granted at the time of hire.

From time-to-time, we may also grant options that will vest based on the achievement of certain operational performance goals, which we believe help create incentives to help align our employees’ interests with the interests of stockholders. For example, Charlie Fischer, our Senior Vice President Global Sourcing and Procurement, has been granted two options that have performance-based vesting. Mr. Fischer is no longer considered a named executive officer under Item 402 (a)(3) of Regulation S-K, however he remains as the Company’s Senior Vice President Global Sourcing and Procurement. The first option with performance-based vesting was granted to Mr. Fischer on October 29, 2009 and the second option with performance-based vesting was granted to Mr. Fischer on December 7, 2011. The shares underlying Mr. Fischer’s options will vest and become exercisable 25% after the first anniversary of the grant and monthly thereafter over the next 36 months, except that they shall not be exercisable until certain performance thresholds are met related to incremental increases of private label stock keeping units available for sale and incremental increases in profitability related to the applicable additional private label stock keeping units available for sale, as set forth in the applicable non-incentive stock option agreement. The Company does not have discretion that may be exercised with respect to the vesting of Mr. Fischer’s options absent attainment of the specified operational performance goals. In formulating the performance goals for Mr. Fischer’s options, the Compensation Committee balanced the consideration of the likelihood of achievement for these operational performance goals with the effectiveness of such goals in incentivizing Mr. Fischer. The Compensation Committee aimed to set performance goals that are closely aligned to the Company’s goals. The goals are expected to be possible, but not easy, to achieve with meaningful effort. However, with respect to the performance-based option granted to Mr. Fischer’s on October 29, 2009, because the Company expects a continued downward trend in the Company’s revenues and increases in net loss to continue over the next twelve months, it is not likely that Mr. Fischer will achieve his performance targets by October 2013, which is the vesting end date for this option. Related to the performance-based option granted to Mr. Fischer’s on December 7, 2011, if the expected downward trend in the Company’s results of operations continues for longer than the Company expects, the Company similarly believes it is not likely that Mr. Fischer will achieve his performance targets for this option.

Equity compensation granted to the executive officers and its grant date fair values are presented in the compensation tables, below.

Other Compensation

The Compensation Committee may determine or the Chief Executive Officer may recommend from time to time that an executive officer has performed in a manner that should be rewarded with a “spot” or extraordinary bonus. No such bonuses were paid in fiscal 2012 and 2011. Finally, our executive officers are eligible to receive the same benefits, including non-cash group life and health benefits, as well as a Company match of 50% of contributions to the Company’s 401(k) up to 6% of salary, that are available to all employees, plus a Company match of 50% of contributions to the Company’s non-qualified deferred compensation plan up to 2% of salary. Certain additional benefits may be provided to our executives such as a car allowance, but each on a case-by-case basis.

Likelihood of Compensation Structure to Encourage Excessive Risk Taking

After a thorough review of the Company’s compensation policies as they apply to all employees and more specifically the executive officers, the Compensation Committee believes that the policies do not encourage unnecessary risk taking and the impact of risk that may be encouraged by the policies would not present a material adverse impact to the Company. We provide base salaries to provide stability and predictability of monthly income, and provide incentive cash or stock bonuses and long-term equity grants to encourage focus on profitability and growth of the Company over time.

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Non-Qualified Deferred Compensation

We have a non-qualified defined contribution plan that was established in January 2010; employees earning greater than $110,000 are currently eligible to participate in the plan. The plan utilizes a rabbi trust for protection of its assets, although in the event of bankruptcy the plan would become a general creditor of the Company. Participants may contribute up to 90% of their annual base salary and up to 100% of bonus awards and the Company matches 50% of contributions up to 2% of salary.

Employment Contracts and Termination of Employment and Change of Control Arrangements

In March 2010, in order to rectify certain inconsistencies and to provide more standard language regarding benefits and responsibilities of each executive in the event of a change in control, we amended the employment agreements originally entered into with Shane Evangelist, our Chief Executive Officer, Theodore R. Sanders, our former Chief Financial Officer, and Aaron Coleman, our Chief Operating Officer. The amendments were made after the Compensation Committee consulted with Compensia, its compensation consultant, as well as outside counsel and determined that the provisions were in accordance with the Company’s benchmark peer group. The changes are primarily as follows:

•

Provide, for the CEO, the CFO and the COO, that all options (those initially granted in connection with commencement of employment and those granted thereafter) will be subject to “double-trigger” vesting acceleration in the event the officer is terminated or resigns for “good reason” (as defined in the Amended Agreement) following a change in control of the Company;

•	Provide that the “double trigger” vesting acceleration protection period will commence 3 months before a change in control and end 12 months following the change in control;

•	Provide that a resignation with good reason must occur within two years following the event giving rise thereto;

•

To provide, for the CFO and the COO, that good reason will include a change in the executive’s authority, duties or responsibilities (including diminished duties resulting from no longer being an executive officer of a publicly-traded company) and a change in the authorities, duties or responsibilities of the supervisor to whom the executive is required to report;

•

Provide that, following a change in control, a resignation for rood reason due to a change in the executive’s authority, duties or responsibility or that of his supervisor cannot be triggered prior to six months after a change in control; and

•	Provide that the portion of severance relating to the pro rata bonus is at the “target” level.

Agreements with Shane Evangelist

On September 18, 2012, we amended the employment agreement with Shane Evangelist, our Chief Executive Officer to extend the term of the Company’s existing employment agreement entered into with Mr. Evangelist on October 12, 2007, as amended on March 29, 2010. Pursuant to the amended agreement, Mr. Evangelist will continue to receive an annual base salary of $425,000. Mr. Evangelist will also continue to be eligible to receive an annual target incentive bonus of up to 80% of his annual base salary, depending on the achievement of certain performance goals to be established by the Compensation Committee as described in the CD&A above. While Mr. Evangelist will continue to be employed on an at-will basis, this amended employment agreement provides that in the event of his involuntary termination by the Company for any reason (other than for cause) or in the event of his own voluntary resignation with good reason, Mr. Evangelist will continue to be entitled to severance benefits consisting of, among other things, continuation of his annual base salary for a period of one year following termination, a pro-rated portion of his target bonus for the year in which he was terminated, and reimbursement for the cost of COBRA coverage for a period of up to one year following his termination of employment. If a triggering event under the severance provisions of his employment agreement had occurred on the last business day of fiscal 2012, then Mr. Evangelist would have been entitled to a payment of $425,000 and approximately $16,000 of COBRA payments. As of December 29, 2012, in the event of a change in control, unvested outstanding options of 10,417 shares would have immediately vested and become fully exercisable, and the value realized would have been approximately $3,000. The value realized is based on the fair market value per share of our common stock as of December 29, 2012 of $1.85 minus the exercise price of $1.59 per share.

Agreements with David G. Robson

On January 3, 2012, the Company appointed David G. Robson as the Company’s Chief Financial Officer, effective immediately. In connection with Mr. Robson’s appointment as Chief Financial Officer, Mr. Robson entered into an employment agreement, pursuant to which Mr. Robson will receive an annual base salary of $300,000, subject to an annual performance review. Mr. Robson will also be eligible to receive an annual target incentive bonus of up to 50% of his annual base salary, depending on the achievement of certain performance goals to be established by the Compensation Committee of the Company’s Board of Directors. While Mr. Robson will be employed on an at-will basis, the employment agreement provides that in the event of his termination for any reason (other than for cause) or as a result of his own voluntary resignation with good reason, Mr. Robson will be entitled to severance payments equal to one year’s base salary (payable in accordance with the Company’s regular pay practices), plus a pro-rated portion of his target bonus for the year in which he was terminated, and reimbursement for the cost of COBRA coverage for a period of up to twelve months following his termination of employment. If a triggering event under the severance provisions of his employment agreement had occurred on the last business day of fiscal 2012, then Mr. Robson would have been entitled to a payment of $300,000 and approximately $12,000 of COBRA payments.

In connection with the employment agreement, Mr. Robson was granted a stock option to purchase 300,000 shares of the Company’s common stock pursuant to the 2007 Omnibus Incentive Plan and a Non-Qualified Stock Option Agreement between the Company and Mr. Robson. The exercise price for the option is $4.62, which was the closing sales price of the Company’s common stock as reported by NASDAQ on the date of grant. The option vests over a four year period, with 25% vesting and becoming exercisable on January 3, 2013, and the remainder of which vests and becomes exercisable in 36 equal monthly installments thereafter. As of December 29, 2012, in the event of a change in control, unvested outstanding options of 300,000 shares would have immediately vested and become fully exercisable, but there would have been no value realized as the per share exercise price of $4.62 exceeded the fair market value of our common stock as of December 29, 2012 of $1.85.

Agreements with Theodore R. Sanders

On January 3, 2012, Theodore R. Sanders resigned as the CFO, effective immediately. In connection with his resignation, the Company entered into an Amended and Restated Employment Agreement with Mr. Sanders, pursuant to which Mr. Sanders served as an Internal Consultant for the Company through June 17, 2012. The Amended and Restated Employment Agreement replaces and supersedes the Employment Agreement entered into with Mr. Sanders in March 2010. Pursuant to the terms of the Amended and Restated Employment Agreement, Mr. Sanders received an annual pro-rata base salary of $307,500 through June 17, 2012 and reimbursement for the cost of COBRA coverage until January 17, 2013.

Agreements with Aaron E. Coleman

On September 18, 2012, we amended the employment agreement with Aaron Coleman, our Chief Operating Officer to extend the term of the Company’s existing employment agreement entered into with Mr. Coleman on April 3, 2008, as amended on March 29, 2010. Pursuant to the amended agreement, Mr. Coleman will continue to receive an annual base salary of $300,000. Mr. Coleman will also be eligible to receive an annual target incentive bonus of up to 50% of his annual base salary, based upon us reaching our revenue and EBITDA goals as well as his achievement of certain individual goals to be established by the Compensation Committee. While Mr. Coleman will be employed on an at-will basis, his employment agreement provides that in the event of his termination for any reason other than for cause or other than as a result of his own voluntary resignation without good reason, Mr. Coleman will be entitled to severance payments equal to one year’s base salary (payable over one year in accordance with our regular pay practices), plus a pro-rated portion of his annual target performance bonus for the year in which he was terminated, and reimbursement for the cost of COBRA coverage for up to one year following his termination of employment. If a triggering transaction had occurred as of the last business day of fiscal year 2012, then Mr. Coleman would have been entitled to a payment of $300,000 and approximately $16,000 of COBRA payments.

As provided in his employment agreement, Mr. Coleman was granted one ten year stock option to purchase up to 250,000 shares of our common stock, which will vest over a four year period, with 25% vesting on the one year anniversary of the grant date and the remainder vesting in 36 equal monthly installments thereafter. In the event that Mr. Coleman’s employment with us is terminated for any reason other than for cause or if he resigns without good reason following certain changes in control of our company, the option will immediately vest and become fully exercisable. If a triggering transaction had occurred as of the last business day of fiscal year 2012, under the amended agreement, all of his unvested outstanding shares would have vested and become fully exercisable, totaling 65,105 shares, and the value realized would have been approximately $1,000. The value realized, if any, is based on the excess of the fair market value per share of our common stock as of December 29, 2012 of $1.85 over the exercise price. The exercise price per share for these options are $7.99 for 32,500 shares, $1.59 for 2,605 shares and $5.00 for 30,000 shares.

Agreements with Houman Akhavan

We entered into an offer letter with Houman Akhavan in January 2006, pursuant to which he agreed to serve as our Vice President of Marketing. In the event Mr. Akhavan’s employment is terminated for any reason other than for cause, then we will be required to pay six months of severance to Mr. Akhavan based on his average pay for the six month preceding the termination date. If a triggering event under the severance provisions of his agreement had occurred on the last business day of fiscal year 2012, then Mr. Akhavan would have been entitled to a payment of approximately $135,000.

In 2006, we granted to Mr. Akhavan options to purchase an aggregate of 231,000 shares of our common stock. This stock option agreement provides that in the event of an involuntary termination of the applicable officer’s service with us within 12 months after a change in control of the Company, then all unvested option shares will immediately vest and will remain exercisable until the earlier of (i) the expiration of such options, or (ii) the one year anniversary of the involuntary termination. If a triggering transaction had occurred as of the last business day of fiscal year 2012, all of his unvested outstanding options would have vested and become fully exercisable, totaling 51,668 shares, and the value realized would have been approximately $1,000. The value realized, if any, is based on the excess of the per share fair market value of our common stock as of December 29, 2012 of $1.85 over the exercise price. The exercise price per share for these options are $1.59 for 2,084 shares, $5.00 for 22,500 shares and $7.99 for 27,084 shares.

Agreements with Bryan P. Stevenson

On May 15, 2012, we entered into an employment agreement with Bryan P. Stevenson, our Vice President, General Counsel and Secretary. Mr. Stevenson will receive an annual base salary of $231,000. Mr. Stevenson will also be eligible to receive an annual target incentive bonus of up to 30% of his annual base salary, based upon goals to be established by the Compensation Committee. While Mr. Stevenson will be employed on an at-will basis, his employment agreement provides that in the event of his termination for any reason other than for cause or other than as a result of his own voluntary resignation without good reason, Mr. Stevenson will be entitled to severance payments equal to six month’s base salary (payable over six months year in accordance with our regular pay practices), plus a pro-rated portion of his annual target performance bonus for the year in which he was terminated, and reimbursement for the cost of COBRA coverage for up to one year following his termination of employment. If a triggering transaction had occurred as of the last business day of fiscal year 2012, then Mr. Stevenson would have been entitled to a payment of $115,000 and approximately $12,000 of COBRA payments.

Mr. Stevenson was granted a stock option to purchase 75,000 shares and 50,000 shares of the Company’s common stock pursuant to the Company’s 2007 Omnibus Incentive Plan and Non-Qualified Stock Option Agreements between the Company and Mr. Stevenson. The exercise prices for the options are $6.76 and $4.64 respectively, which was the closing sales price of the Company’s common stock as reported by NASDAQ on the dates of grant. These option vests over a four year period, with 25% vesting and became exercisable on March 14, 2012 and December 6, 2012 respectively, and the remainder of which vests and becomes exercisable in 36 equal monthly installments thereafter. If a triggering transaction had occurred as of the last business day of fiscal year 2012, all of his unvested outstanding shares would have vested and become fully exercisable, totaling 79,688 shares, but there would have been no value realized as the exercise prices per share of $6.76 and 4.64 exceeded the fair market value per share of our common stock as of December 29, 2012 of $1.85.

Tax and Accounting Impact of Executive Compensation

Section 162(m) of the Internal Revenue Code limits the deductibility of executive compensation paid to the chief executive officer and to each of the three other most highly compensated officers of a public company (other than the chief financial officer) to $1 million per year. However, compensation that is considered qualified “performance-based compensation” generally does not count toward the $1 million deduction limit.

The Company annually reviews the compensation paid to its Chief Executive Officer and each of the three other most highly compensated officers to determine the deductibility of compensation under Section 162(m). Base salary, by its nature, does not qualify as performance-based under Section 162(m). The Company’s grants of performance-based stock and annual cash bonus payments may qualify as performance-based compensation.

For 2012, the Company believes all compensation paid to its executives is fully deductible by the Company without regard to Code Section 162(m).

Summary Compensation Table

The following table shows information regarding the compensation earned or awarded during the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011 by our Chief Executive Officer and our other executive officers who were employed by us as of December 29, 2012. The officers listed below will be collectively referred to as the “named executive officers” in this Amendment.

Name	Fiscal Year	Salary	Bonus	Stock Awards(1)	Option Awards(1)	All Other Compensation		Total
Shane Evangelist	2012	$425,000	$—	$—	$—	$35,719	(2)	$460,719
Chief Executive Officer	2011	425,000	—	—	—	37,582	(2)	462,582
	2010	367,770	137,230	147,250	—	30,676	(2)	682,926

David G. Robson	2012	293,100	—	—	870,000	28,731	(2)	1,191,831
Chief Financial Officer	2011	—	—	—	—	—		—
	2010	—	—	—	—	—		—

Theodore R. Sanders	2012	189,231	—	—	—	23,815	(2)	213,046
former Chief Financial Officer	2011	307,500	—	—	—	33,445	(2)	340,945
	2010	307,500	76,875	76,875	—	37,888	(2)	499,135

Aaron E. Coleman	2012	300,000	—	—	—	38,790	(2)	338,790
Chief Operating Officer	2011	298,000	10,000	—	332,800	78,848	(2)	719,648
	2010	284,040	71,000	71,000	—	64,008	(2)	490,048

Houman Akhavan	2012	270,000	—	—	—	46,150	(2)	316,150
Vice President of	2011	269,000	10,000	—	269,900	46,988	(2)	595,888
Marketing	2010	261,000	95,000	—	—	41,762	(2)	397,762

Bryan P. Stevenson	2012	231,000	—	—	—	11,402	(2)	252,402
Vice President, General	2011	177,400	35,166	—	371,750	8,776	(2)	593,092
Counsel	2010	—	—	—	—	—		—

(1)	The amounts listed represent aggregate grant date fair value of such stock and option awards as computed in accordance with FASB ASC Topic 718. See also our discussion of share-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the 2012 Form 10-K. For option awards, please note that amounts reported for fiscal 2011 and 2010 in our 2012 Proxy Statement were based on the share-based compensation expense recognized in accordance with FASB ASC Topic 718 so amounts previously reported were revised to reflect the grant date fair value of the option awards.
(2)	Mr. Evangelist: represents automobile allowances ($15,000 in 2012, $15,000 in 2011 and $8,623 in 2010), health insurance premiums ($16,469 in 2012, $17,047 in 2011 and $15,621 in 2010), and deferred compensation employer portion ($4,250 in 2012, $5,534 in 2011 and $6,432 in 2010). Mr. Robson: represents automobile allowance, 401(k) employer contribution, deferred compensation employer portion and health insurance premiums for $12,000, $1,385 and $2,995 and $12,352, respectively in 2012. Mr. Sanders: represents automobile allowances ($6,000 in 2012, $12,000 in 2011 and $12,000 in 2010), 401(k) plan employer contribution ($0 in 2012, $4,438 in 2011 and $7,350 in 2010), health insurance premiums ($16,472 in 2012, $16,239 in 2011 and $15,519 in 2010) and deferred compensation plan ($1,343 in 2012, $769 in 2011 and $3,019 in 2010). Mr. Coleman: represents relocation expense associated with his temporary relocation to Chicago on behalf of the Company in 2011 and 2010 of $38,607 and $23,262, respectively, and automobile allowance, 401(k) employer contribution, health insurance premiums and deferred compensation employer portion ($12,000, $7,222, $16,469, and $3,100 for 2012, $12,000, $7,350, $17,103 and $3,789 for 2011, and $12,000, $7,641, $15,457 and $5,648 for 2010). Mr. Akhavan: represents health insurance premiums, 401(k) plan employer contribution, automobile allowance and deferred compensation employer portion ($24,000, $7,350, $12,000 and $2,800 for 2012, $24,000, $7,350, $12,000 and $3,638 for 2011, and $18,000, $7,350, $12,000 and $4,412 in 2010). Mr. Stevenson: represents 401(k) employer portion, deferred compensation employer portion and health insurance premiums ($6,869, $2,290 and $2,244 for 2012, and $5,292, $0 and $3,584 for 2011).

Grants of Plan-Based Awards

All plan-based awards that might be granted to our named executive officers are non-qualified stock options or shares of stock. The exercise price per share of each option granted to our named executive officers is equal to the closing sales price of a share of our common stock, as reported by the NASDAQ Stock Market, on the date of the stock option grant.

As discussed above in Compensation Discussion and Analysis – Long-Term Equity Compensation, in fiscal 2012, the Company made a stock option grants to Mr. Robson to purchase 300,000 shares pursuant to the Company’s 2007 Omnibus Incentive Plan. The option vests over a four year period, with 25% vesting and becoming exercisable on January 3, 2013, and the remainder of which vests and becomes exercisable in 36 equal monthly installments thereafter. There were no stock option grants to other named executive officers in fiscal 2012. The following table presents information concerning grant of plan-based awards to Mr. Robson during 2012:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Option Awards (1)
David G. Robson
Chief Financial Officer	01/03/12	300,000	4.62	2.90

(1)	The per share amounts listed represent the grant date fair value of such option awards as computed in accordance with FASB ASC Topic 718. See also our discussion of share-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the 2012 Form 10-K.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of December 29, 2012. Except as otherwise indicated below, each option was granted under the 2007 Omnibus Incentive Plan and vests as to 25% of the shares underlying the option on the first anniversary of the grant date, with the remainder vesting in 36 equal monthly installments thereafter.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Shane Evangelist	750,000		—	8.65	10/14/2017
Chief Executive Officer	125,000	(1)	—	3.72	5/14/2018
	125,000	(1)	—	3.72	5/14/2018
	489,583		10,417	1.59	1/4/2019

David G. Robson	—		300,000	4.62	1/2/2022
Chief Financial Officer

Theodore R. Sanders (2)	—		—	—	—
former Chief Financial Officer

Aaron E. Coleman	250,000		—	4.01	4/2/2018
Chief Operating Officer	122,395		2,605	1.59	1/4/2019
	27,500		32,500	7.99	2/22/2021
	10,000		30,000	5.00	12/6/2021

Houman Akhavan	231,000	(3)	—	6.78	3/27/2016
Vice President of Marketing	16,363	(3)	—	9.17	6/5/2016
	75,000		—	5.81	4/10/2017
	97,916		2,084	1.59	1/4/2019
	7,500		22,500	5.00	12/6/2021
	22,916		27,084	7.99	2/22/2021

Bryan P. Stevenson	32,812		42,188	6.76	3/14/2021
Vice President, General Counsel	12,500		37,500	4.64	12/6/2021

(1)	The stock options vested and became exercisable upon meeting certain stock price metrics. Fifty percent of the shares underlying the option vested and became exercisable upon the monthly average closing sales price of our common stock as reported by NASDAQ (the “Average Closing Price”) equaling or exceeding $6.00 per share in any consecutive three month period prior to October 15, 2012. The remaining 50% of the shares underlying the option also vested and became exercisable upon the Average Closing Price equaling or exceeding $8.00 per share in any consecutive three-month period prior to October 15, 2012. The Average Closing Price equaled or exceeded $6.00 for the three consecutive months ended March 31, 2010, and the shares subject to that portion of the grant, 125,000 shares, vested on March 31, 2010. Additionally, the Average Closing Price equaled or exceeded $8.00 for the three consecutive months ended October 29, 2010 and the shares subject to that portion of the grant, 125,000 shares, vested on October 29, 2010.
(2)

On January 3, 2012, Theodore R. Sanders resigned as the CFO, effective immediately. After his employment with the Company, 66,667 shares were cancelled and 433,333 shares were exercised (for additional details, refer to discussion below under “Option Exercises and Stock Vested in Fiscal 2012”). In February 2009, in connection with Mr. Sanders’ Employment Agreement, he received a performance-based option to purchase up to an aggregate of 100,000 shares of the Company’s common stock. The shares underlying the option will vest and become exercisable if the monthly average closing sales price of the Company’s common stock as reported by NASDAQ (the “Average Closing Price”) equals or exceeds $5.00 per share in any consecutive three month period during the term of employment. In addition, if the Average Closing Price for the foregoing milestone has been achieved during the one or two calendar months prior to his termination of employment (other than cause or due to death or disability) or upon his resignation for good reason, Mr. Sanders may have up to an additional two months following his termination of employment to attain the stock price milestones. The stock price milestones will be adjusted for any stock dividends, splits, combinations or similar events with respect to the Company’s common stock. The performance-based option became fully-vested in October 2009.
(3)	This option was granted under the 2006 Incentive Plan.

Option Exercises and Stock Vested in Fiscal 2012

The following table sets forth the number of shares acquired upon exercise of options by each named executive officer during fiscal 2012.

Name	Number of Shares Acquired on Exercise	Value Realized On Exercise (1)
Theodore R. Sanders	433,333	$1,157,082

(1)	Value realized is based on the fair market value of our common stock on the date of exercise minus the exercise price.

Nonqualified Deferred Compensation

The following table shows for fiscal 2012 certain information regarding nonqualified deferred compensation benefits for the named executive officers:

Name	Executive Contributions in 2012	Company Contributions in 2012 (1)	Aggregate Earnings (Losses) in 2012 (2)	Aggregate Withdrawals / Distributions	Aggregate Balance at December 29, 2012
Shane Evangelist	$8,500	$4,250	$6,547	$—	$56,939
David G. Robson	57,692	2,995	1,499	—	62,186
Theodore R. Sanders	—	—	2,287	—	23,819
Aaron E. Coleman	6,199	3,100	16,862	—	134,116
Houman Akhavan	5,600	2,800	3,974	—	37,515
Bryan P. Stevenson	6,869	2,289	—	—	9,158

(1)	All Company Contributions have also been included under All Other Compensation in the Summary Compensation Table above.
(2)	Aggregate annual earnings have not been included in the Summary Compensation Table above.

The Board of Directors determined in 2009 that it is appropriate for retention of our executives to implement a deferred compensation plan so that employees earning greater than $110,000 annually could make contributions to their retirement in addition to those allowed under our 401(k) plan, which has required deferrals to be returned to certain employees who contributed more than 401(k) discrimination testing will allow under certain circumstances. The deferred compensation plan allows participants to defer as much as 90% of salary and 100% of any bonuses, and the Company matches 50% of any employee contributions, up to a maximum of 2% of salary and credited to the account at the end of each year. Company contributions vest over a 3-year period. The minimum allowed deferral is $5,000, and the participant can elect to have contributions paid out at a date certain or upon retirement from the Company. Account balances can be paid out in lump sum or installments upon retirement or disability of the participant, but lump-sum payouts are mandatory upon termination of employment or death; change of control; or an “in-service” or date certain payout. The plan is funded through the purchase of company owned life insurance through a rabbi trust, and each participant is granted a death benefit of 3 times his or her salary. Included above, total participant deferrals and Company contributions into the plan were $100,294 for the year ended December 29, 2012.

Director Compensation

The compensation and benefits for service as a member of the Board of Directors is determined by our Board of Directors. Directors employed by us or one of our subsidiaries are not compensated for service on the Board or on any committee of the Board; however, we reimburse each of our directors for any out-of-pocket expenses in connection with attending meetings of our Board of Directors and committees of the Board of Directors. Each of our non-employee directors, other than Messrs. Harman and Khazani, are entitled to a fee of $25,000 per year for his or her service as a director. Members of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee each receive an additional $7,500, $5,000 and $2,500, respectively, per year for his or her service on such committee. The chairpersons of the Board, Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee receive an additional $25,000, $22,000, $7,500, and $5,000, respectively, per year for his or her service as chairperson for such committee.

Any non-employee director who is first elected to the Board of Directors will be granted an option to purchase 45,000 shares of our common stock on the date of his or her initial election to the Board of Directors. In addition, on the date of each annual stockholders meeting, each person who has served as a non-employee member of the Board of Directors for at least six months before the date of the stockholder meeting will be granted a stock option to purchase 20,000 shares of our common stock. This was increased from prior years due to additional demands on the time of each director in providing oversight and guidance to the Company. These options will have an exercise price per share equal to the fair market value of our common stock on the date of grant and will vest over a three year period, subject to the director’s continuing service on our Board of Directors. These options will also immediately vest in full upon a change in control of the Company. The term of each option granted to a non-employee director shall be ten years. These options will be granted under our 2007 Omnibus Incentive Plan.

Director Stock Ownership Guidelines and Director Payment Election Plan

In June 2011, in an effort to further align directors’ interests with those of shareholders and implementing best practices in corporate governance, the Company implemented guidelines for director share ownership. The stock ownership guideline is for directors to own and maintain a minimum of $100,000 of our stock (a multiple of 4 times the annual $25,000 director retainer). Current directors will have 3 years from the date of the approval of the guideline and any new directors will have 3 years from the date of their initial election to the Board of Directors to comply.

In July 2011, the Board of Directors approved the Director Payment Election Plan which provides the directors with a convenient mechanism to acquire stock to comply with the director stock ownership guidelines. Each year the Director Payment Election Plan allows for a director to elect, beginning on the first day of the open trading window following the annual meeting of the Company’s stockholders and ending on the last day of such open trading window, to receive, in lieu of cash, all or a specified percentage of all fees to be earned for serving on the Board of Directors in shares of the Company’s common stock. The election shall be irrevocable for each applicable year. The Company will issue to each director who has elected to receive common stock, on the date fees become payable on a quarterly basis during the applicable year in accordance with the Company’s normal payment practices, a number of shares of common stock equal to (i) the cash value of any fees otherwise payable to the director, divided by (ii) the closing sales price for the common stock on the applicable payment date. If the calculation would result in the issuance of any fractional share, the Company will, in lieu of issuing any fractional share, pay cash equal to the fraction multiplied by the closing sales price on the applicable payment date.

For fiscal 2012 each of our non-employee directors, other than Messrs. Harman and Khazani, received stock options and $25,000 per year for his or her service as a director, as well as the payment of an additional $7,500 per year for serving on the Audit Committee, $5,000 per year for serving on the Compensation Committee or $2,500 per year for serving on the Nominating and Governance Committee. In addition, the chairpersons of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee received $22,000, $7,500 and $5,000 per year, respectively for their service on such committees during fiscal 2012. The following table sets forth a summary of the compensation earned in fiscal year 2012 by each person who served as a director during such year, who is not a named executive officer.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Joshua L. Berman	$35,000	$47,588	$82,588
Fredric W. Harman	—	—	—
Sol Khazani	—	—	—
Robert J. Majteles	62,500	95,176	157,676
Warren B. Phelps III	49,500	47,588	97,088
Ellen F. Siminoff (3)	42,500	47,588	90,088

(1)	Stock options were granted pursuant to our 2007 Omnibus Incentive Plan. The amounts listed represent aggregate grant date fair value of such option awards as computed in accordance with FASB ASC Topic 718. See also our discussion of share-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2012 Form 10-K.

(2)	Messrs. Majteles held 455,000 options, Berman held 165,000 options, Phelps held 165,000 options and Ms. Siminoff held 185,000 options, to purchase shares of our Common stock, as of December 29, 2012.
(3)	In connection with the Director Payment Election Plan, Ms. Siminoff elected to receive 100% of her director compensation in common stock, effective in July 2011. During fiscal 2012, $42,500 of the total fees earned was paid in common stock.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of our Board of Directors during fiscal 2012 were Messrs. Berman and Majteles and Ms. Siminoff. None of the members of our Compensation Committee at any time has been one of our officers or employees or an officer or employee of one of our subsidiaries at any time during fiscal 2012. None of our executive officers currently serves, or in the past year has served, as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers on our Board of Directors or Compensation Committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors has furnished the following report to the stockholders of the Company in accordance with rules adopted by the SEC. We have reviewed and discussed with the management of U.S. Auto Parts Network, Inc. the Compensation Discussion and Analysis to be included in the annual report on Form 10-K for the year ended December 29, 2012. Based on the reviews and discussions referred to above, we recommended to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in such proxy statement and incorporated by reference into our annual report on Form 10-K for the year ended December 29, 2012.

Submitted by the Compensation Committee of the Board of Directors:

Joshua L. Berman
Robert J. Majteles
Ellen F. Siminoff

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

We have options granted and outstanding under three equity compensation plans, the 2006 Equity Incentive Plan, the 2007 Omnibus Incentive Plan, and the 2007 New Employee Incentive Plan.

2006 Equity Incentive Plan

Our 2006 Equity Incentive Plan (the “2006 Incentive Plan”) was adopted by our board of directors and approved by our stockholders in March 2006. A total of 4,365,340 shares of our common stock were previously reserved for issuance under the 2006 Incentive Plan. Under the 2006 Incentive Plan, we were authorized to grant to officers and other employees options to purchase shares of our common stock intended to qualify as incentive stock options, as defined under Section 422 of the Internal Revenue Code of 1986, and to grant to employees, consultants or independent advisors options that do not qualify as incentive stock options under the Internal Revenue Code. All options granted under the 2006 Incentive Plan have terms not exceeding ten years and are immediately exercisable but vest over time. Options granted under the 2006 Incentive Plan are not transferable by the recipient except by will or by the laws of descent and distribution. As of April 23, 2013, options to purchase 668,152 shares of our common stock were outstanding under the 2006 Incentive Plan at a weighted average exercise price of $8.07 per share. No options have been granted under the 2006 Incentive Plan after September 30, 2006, and all outstanding options are governed by the terms and conditions of this plan.

2007 Omnibus Incentive Plan

We adopted the 2007 Omnibus Incentive Plan (the “2007 Omnibus Plan”) in January 2007, which became effective on February 8, 2007, the effective date of the registration statement filed in connection with our initial public offering. Under the 2007 Omnibus Plan, the Company was previously authorized to issue 2.4 million shares of common stock under various instruments plus an automatic annual increase on the first day of each of the Company’s fiscal years beginning on January 1, 2008 and ending on January 1, 2017 equal to (i) the lesser of (A) 1,500,000 shares of Common Stock or (B) five percent (5%) of the number of shares of Common Stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of Common Stock as determined by the Company’s board of directors. Options granted under the 2007 Omnibus Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must be equal to 100% of the fair market value on the date of grant. The 2007 Omnibus Plan provides for automatic grant of options to purchase common stock to non-employee directors. As of April 23, 2013, options to purchase 5,771,404 shares of our common stock were outstanding under the 2007 Omnibus Plan at a weighted average exercise price of $4.40 per share and 2,058,988 shares of our common stock are reserved for future issuance under the 2007 Omnibus Plan.

2007 New Employee Incentive Plan

We adopted the 2007 New Employee Incentive Plan (the “2007 New Employee Plan”) in October 2007. Under the 2007 New Employee Plan, the Company is authorized to issue 2.0 million shares of common stock under various instruments solely to new employees. Options granted under the 2007 New Employee Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must be equal to 100% of the fair market value on the date of grant. As of April 23, 2013, options to purchase 785,000 shares of our common stock were outstanding under the 2007 New Employee Plan at a weighted average exercise price of $8.46 per share and 781,667 shares of our common stock are reserved for future issuance under the 2007 New Employee Plan.

Ownership Securities by Certain Beneficial Owners and Management

The following table indicates information as of April 23, 2013 regarding the ownership of our common stock by:

•	each person who is known by us to own more than 5% of our shares of common stock;

•	each named executive officer;

•	each of our directors and director nominees; and

•	all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 33,209,442 shares of common stock outstanding and 4,149,997 shares of Series A Convertible Preferred outstanding as of April 23, 2013. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. Shares subject to options that are exercisable within 60 days following April 23, 2013 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Name and Address of Beneficial Owners(1)	Number of Shares	Percent of Class
5% Stockholders:
Oak Investment Partners XI, L.P.(2)	10,712,795	26.3%
Mehran Nia(3)	4,642,073	11.4
William Blair & Company, L.L.C. (4)	4,194,578	10.3
Sol Khazani (5)	2,515,017	6.2
Mina Khazani (6)	2,400,982	5.9
Officers and Directors:
Shane Evangelist(7)	1,817,189	4.5
David G. Robson(8)	106,250	*
Aaron E. Coleman(9)	442,693	1.1
Houman Akhavan(10)	474,738	1.2
Bryan P. Stevenson(11)	60,937	*
Joshua L. Berman(12)	151,721	*
Fredric W. Harman(2)	10,712,795	26.3
Sol Khazani(5)	2,515,017	6.2
Robert J. Majteles(13)	631,090	1.5
Warren B. Phelps III(14)	162,545	*
Ellen F. Siminoff(15)	228,286	*
All directors and executive officers as a group (11 persons)(16)	17,303,261	42.4

*	Less than 1%.
(1)	The address for each of the directors and officers listed above, Mehran Nia and Mina Khazani is c/o U.S. Auto Parts Network, Inc. at 16941 Keegan Avenue, Carson, California 90746. The address for Oak Investment Partners XI, L.P. is 525 University Avenue, Suite 1300, Palo Alto, California 94301. The address for William Blair & Co. is 222 W. Adams, Chicago, IL 60606.
(2)	Consists of (i) 9,333,485 of common stock based on Schedule 13D/A filed with the SEC on February 14, 2013, and (ii) 1,379,310 shares of Series A Convertible Preferred Stock based on Form 4 filed with the SEC on March 28, 2013. Mr. Harman is a Managing Member of Oak Associates XI, LLC (“Oak Associates”), the general partner of Oak Investment Partners XI, L.P. (“Oak Partners”). Mr. Harman has shared power to vote and shared power to dispose of the shares held by Oak Partners. The names of the parties who share power to vote and dispose of the shares held by Oak Partners with Mr. Harman are Bandel L. Carano, Ann H. Lamont, Edward F. Glassmeyer, and Gerald R. Gallagher, all of whom are Managing Members of Oak Associates. Mr. Harman, Bandel L. Carano, Ann H. Lamont, Edward F. Glassmeyer, and Gerald R. Gallagher each disclaims beneficial ownership of the shares held by Oak Partners, except to the extent of each such person’s pecuniary interest therein.
(3)	Consists of (i) 3,607,591 of common stock, and (ii) 1,034,482 shares of Series A Convertible Preferred Stock based on Form 4 filed with the SEC on March 27, 2013. Mehran Nia has shared power to vote or to direct the vote of and the shared power to dispose or to direct the disposition of shares in the aggregate, and is thus deemed to beneficially own such shares, in his capacity as trustee or co-trustee of several trusts. Mr. Nia additionally shares the right to receive dividends from, and the proceeds from the sale of, the shares.
(4)	Based on a Schedule 13G/A filed with the SEC on April 10, 2013. William Blair & Company, L.L.C. has sole power to vote or to direct the vote of and sole power to dispose or to direct the disposition of 4,194,578 shares, and is thus deemed to beneficially own such shares.
(5)	Consists of (i) 1,956,211 shares of common stock owned directly by the Sol Khazani Living Trust Established June 1, 2007, of which Mr. Khazani is the sole trustee, (ii) 213,979 shares of common stock owned directly by the Sol Khazani Annuity Trust Established November 18, 2006, of which Mr. Khazani is the sole trustee, and (iii) 344,827 shares of Series A Convertible Preferred Stock based on Form 4 filed with the SEC on March 27, 2013.
(6)	Consists of (i) 1,366,500 shares of common stock owned directly by the Mina Khazani Living Trust, Dated May 30, 2007, of which Ms. Khazani is the sole trustee, and (ii) 1,034,482 shares of Series A Convertible Preferred Stock based on Form 8-K filed with the SEC on March 25, 2013.

(7)	Includes 1,500,000 shares issuable upon exercise of outstanding options which are exercisable as of April 23, 2013 or within 60 days after such date.
(8)	Includes 106,250 shares issuable upon exercise of outstanding options which are exercisable as of April 23, 2013 or within 60 days after such date.
(9)	Includes 423,750 shares issuable upon exercise of outstanding options which are exercisable as of April 23, 2013 or within 60 days after such date.
(10)	Includes 445,375 shares issuable upon exercise of outstanding options which are exercisable as of April 23, 2013 or within 60 days after such date.
(11)	Includes 60,937 shares issuable upon exercise of outstanding options which are exercisable as of April 23, 2013 or within 60 days after such date.
(12)	Includes 145,545 shares issuable upon exercise of outstanding options which are exercisable as of April 23, 2013 or within 60 days after such date.
(13)	Consists of (i) 65,000 shares of common stock, (ii) 150,000 shares of Series A Convertible Preferred Stock based on Form 4 filed with the SEC on April 9, 2013, and (iii) 416,090 shares issuable upon exercise of outstanding options which are exercisable as of April 23, 2013 or within 60 days after such date.
(14)	Includes 145,545 shares issuable upon exercise of outstanding options which are exercisable as of April 23, 2013 or within 60 days after such date.
(15)	Includes 165,545 shares issuable upon exercise of outstanding options which are exercisable as of April 23, 2013 or within 60 days after such date.
(16)	Includes 3,409,037 shares issuable upon exercise of outstanding options which are exercisable as of April 23, 2013 or within 60 days after such date.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Except as disclosed below, since December 31, 2011, there has not been, nor is there any proposed transaction where we were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any director, director nominee, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the compensation agreements and other agreements and transactions which are described in “Executive Compensation” and the transactions described below. We believe that the agreements and transactions described below were generally on terms that were comparable to terms we could have obtained from unaffiliated third parties.

Policies and Procedures for Related Party Transactions

Pursuant to the written charter of our Audit Committee adopted in January 2007, our Audit Committee of the Board of Directors is responsible for reviewing and approving all related party transactions and potential conflict of interest situations involving a principal stockholder, a member of the Board of Directors or senior management. In addition, our company policies require that our officers and employees avoid using their positions for purposes that are, or give the appearance of being, motivated by a desire for personal gain, and our policies further require that all officers and employees who have authority to initiate related party transactions provide a written report, on an annual basis, of all activities which could result in a conflict of interest or impair their professional judgment. All such written reports concerning related party transactions or conflicts of interest are submitted to, and reviewed by, our Chief Financial Officer and our Audit Committee.

Related Party Transactions

Beginning in November 2003, the Company has leased its former corporate headquarters and primary warehouse from Nia Chloe, LLC (“Nia Chloe”), a member of which is our board member, Sol Khazani. Another Nia Chloe member, Mehran Nia, was also one of our board members until his resignation in December 2009, and Mr. Nia remains a stockholder owning greater than 5% of our common stock. Lease payments and expenses associated with this related party arrangement totaled $374,000, $374,000 and $389,000, respectively, for the years ended December 29, 2012, December 31, 2011 and January 1, 2011.

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

Director Independence

The Board reviewed the independence of each of our directors on the basis of the standards adopted by the NASDAQ Stock Market (“NASDAQ”). During this review, the Board considered transactions and relationships between the Company, on the one hand, and each director, members of his or her immediate family, and other entities with which he or she is affiliated, on the other hand. The purpose of this review was to determine which of such transactions or relationships were inconsistent with a determination that the director is independent under the NASDAQ Rules. After the review, the Board of Directors has determined that Messrs. Berman, Majteles, Phelps and Ms. Siminoff each satisfies the requirements for “independence” under the listing standards of the NASDAQ Rules. However, Ms. Siminoff informed us that she does not intend to stand for re-election when her term as a Class I director expires at our Annual Meeting and she will no longer serve as a director following the Annual Meeting.

The Board has, additionally, maintained a separation between the seats of Chairman and CEO since we went public in 2007 in recognition of the different demands and responsibilities of the roles and to emphasize the independence of the role of Chairman. The Board also meets regularly in executive session.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees

The following table sets forth the fees billed to us for the fiscal year ended December 29, 2012 (“fiscal 2012”) and December 31, 2011 (“fiscal 2011”) by Deloitte & Touche LLP:

	Fiscal 2012	Fiscal 2011
Audit Fees	$977,000	$737,341
Audit Related Fees	—	—
Tax Fees	76,923	79,933
All Other Fees	—	—

Total Fees	$1,053,923	$817,274

Audit Fees. Audit fees consisted of fees billed by Deloitte & Touche LLP for professional services rendered in connection with the audit and quarterly reviews of our consolidated financial statements. For fiscal 2011, such fees included fees associated with the review of registration statements on Form S-3 and Form S-8.

Tax Fees. Tax fees consisted of fees billed by Deloitte & Touche LLP for professional services rendered in connection with the audit and quarterly reviews of our consolidated financial statements, and preparation of federal and state income tax returns.

The Audit Committee of the Board of Directors has determined that the provision by Deloitte & Touche LLP of the non-audit services described above is compatible with maintaining the independence of Deloitte & Touche LLP during their periods of service.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

All engagements for services by Deloitte & Touche LLP are subject to prior approval by the Audit Committee; however, de minimis non-audit services may instead be approved in accordance with applicable SEC rules. The Audit Committee approved all services provided by Deloitte & Touche LLP for fiscal 2012 and 2011.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(3) Exhibits.

A list of the exhibits filed or furnished with this Amendment or incorporated by reference to exhibits previously filed or furnished by us) is provided below. Those exhibits incorporated by reference herein are indicated as such by the information supplied in the corresponding footnote. Otherwise, the exhibits are filed herewith.

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Acquisition Agreement dated May 19, 2006 by and among U.S. Auto Parts Network, Inc. and Partsbin, Inc., on the one hand, and The Partsbin.com, Inc., All OEM Parts, Inc., Power Host, Inc., Auto Parts Web Solutions, Inc., Web Chat Solutions, Inc., Everything Internet, LLC, Richard E. Pine, Lowell E. Mann, Brian Tinari and Todd Daugherty, on the other hand

2.2	Stock Purchase Agreement executed August 2, 2010 among the Acquisition Sub, WAG, Riverside and the other stockholders of WAG (incorporated by reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2010)

3.1	Second Amended and Restated Certificate of Incorporation of U.S. Auto Parts Network, Inc. as filed with the Delaware Secretary of State on February 14, 2007 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

3.2	Amended and Restated Bylaws of U.S. Auto Parts Network, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

4.1*	Specimen common stock certificate

10.1+*	U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan

10.2+*	Form of Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.3+*	Form of Notice of Grant of Stock Option under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.4+*	Form of Acceleration Addendum to Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.5+*	U.S. Auto Parts Network, Inc. 2007 Omnibus Plan and forms of agreements

10.8+*	Offer Letter of Employment dated May 19, 2006 by and between U.S. Auto Parts Network, Inc. and Richard Pine

10.9+*	Non-Competition Agreement dated May 19, 2006 by and among U.S. Auto Parts Network, Inc. and Richard Pine, Lowell Mann, Brian Tinari and Todd Daugherty

10.10*	Shareholder’s Release dated May 19, 2006 by and between U.S. Auto Parts Network, Inc. and Richard Pine

10.23*	Commercial Lease Agreement dated January 1, 2004 by and between U.S. Auto Parts Network, Inc. and Nia Chloe Enterprises, LLC, amended effective February 1, 2010

10.24*	Standard Industrial/Commercial Multi-Tenant Lease — Gross dated October 1, 2006 by and between U.S. Auto Parts Network, Inc. and Margay 2003, LLC, amended effective February 1, 2010

10.25*	Standard Industrial/Commercial Multi-Tenant Lease — Gross dated July 12, 2004 by and between U.S. Auto Parts Network, Inc. and Isadore Socransky, amended effective February 1, 2010

10.26*	Lease dated November 30, 2004 by and between U.S. Auto Parts Network, Inc. and William Coats

10.27†*	Catalog License and Parts Purchase Agreement dated November 20, 2006 by and between U.S. Auto Parts Network, Inc. and WORLDPAC, Inc.

10.29†*	Services Agreement dated October 3, 2006 by and between U.S. Auto Parts Network, Inc. and Efficient Frontier, Inc.

10.32+*	Offer Letter of Employment dated January 1, 2006 by and between U.S. Auto Parts Network, Inc. and Houman Akhavan

10.33+	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2010)

Exhibit No.	Description

10.35*	Deeds of Assignment and Declarations of Trust executed September 2006 regarding MBS Tek Corporation stock transfer

10.36	Purchase Agreement, dated April 20, 2007, by and among U.S. Auto Parts Network, Inc., Access Worldwide Communications, Inc. and their respective Philippine affiliates (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2007)

10.37	Lease Agreements, dated August 8, 2007, by and among MBS Tek Corporation and Roshan Commercial Corp. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007)

10.38	Form of Suppliers’ Agreement entered into between U.S. Auto Parts Network, Inc. and certain of its U.S. based suppliers and primary drop-ship vendors (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007)

10.39+	Employment Agreement dated September 18, 2012 between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 10.39 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2012)

10.40+	Non-Qualified Stock Option Agreement dated October 15, 2007 between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.41+	Non-Qualified Stock Option Agreement dated October 15, 2007 (performance grant) between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.42+	2007 New Employee Incentive Plan (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.43	Lease Agreement, dated October 11, 2007, by and between MBS Tek Corporation and Averon Holding Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007)

10.44+	Employment Agreement, dated September 18, 2012, between the Company and Aaron Coleman (incorporated by reference to Exhibit 10.44 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2012)

10.45	Support Continuity Agreement, dated April 28, 2008, between the Company and Alexander Adegan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2008)

10.46	Consulting Agreement, dated April 28, 2008, among the Company, uParts.com, Inc. and Alexander Adegan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2008)

10.47+	Non-Incentive Stock Option Agreement, dated April 28, 2008, between the Company and Alexander Adegan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2008)

10.48+	Non-Qualified Stock Option Agreement, dated May 15, 2008, by and between the Company and Shane Evangelist (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2008)

10.49	Stipulation of settlement in the matter entitled: In re U.S. Auto Parts Network, Inc. Securities Litigation, Case No. CV 07-2030-GW (JC) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2008)

10.50+	Separation Agreement and Release of Claims, dated December 9, 2008, between the Company and Michael J. McClane (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008)

Exhibit No.	Description

10.51	Consulting Agreement, dated December 9, 2008, between the Company and Michael J. McClane (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008)

10.52+	Employment Agreement, dated March 29, 2010 between the Company and Theodore Sanders (incorporated by reference to Exhibit 10.53 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2010)

10.53+	Non-Qualified Stock Option Agreement, dated February 16, 2009, between the Company and Theodore Sanders (incorporated by reference to Exhibit 10.63 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2009)

10.54+	Non-Qualified Stock Option Agreement (performance grant), dated February 16, 2009, between the Company and Theodore Sanders (incorporated by reference to Exhibit 10.64 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2009)

10.55	Commercial Lease Agreement dated December 16, 2008 by and between U.S. Auto Parts Network, Inc. and Ashley Indian River, LLC (incorporated by reference to Exhibit 10.66 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2009)

10.56	Contract of lease dated January 7, 2010 by and between U.S. Autoparts Network Philippines Corporation and Robinsons Land Corporation (incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2010)

10.58	Guarantee executed August 2, 2010 by the Company (incorporated by reference to Exhibit 10.58 to the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission on August 4, 2010)

10.61	Agreement of Sublease dated September 22, 2011 by and between the Company and Timec Company Inc. (incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q filed with the Securities Exchange and Commission on November 9, 2011)

10.63+	2011 Base Salaries and Target Bonuses of certain officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2010)

10.64	Sublease dated December 4, 2007 by and between Marketing Werks, Inc. and J.C. Whitney & Co. (incorporated by reference to Exhibit 10.64 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2011)

10.65	Second Amendment To Lease Agreement dated February 1, 2008 by and between JCM Management LLC and Stylin’ Concepts Corp. (incorporated by reference to Exhibit 10.65 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2011)

10.67	Buyout Agreement dated October 11, 2011 by between the Company, Whitney Automotive Group Inc., and Discovery Communications, LLC. (incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2011)

10.68+	U.S. Auto Parts Network Inc. Director Payment Election Plan (incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2011)

10.73+	Amended and Restated Employment Agreement dated January 3, 2012 between the Company and Theodore R. Sanders. (incorporated by reference to Exhibit 10.62 to the Current Report on Form 8-k filed with the Securities and Exchange Commission on January 4, 2012)

10.74+	Employment Agreement dated January 3, 2012 between the Company and David G. Robson. (incorporated by reference to Exhibit 10.63 to the Current Report on Form 8-k filed with the Securities and Exchange Commission on January 4, 2012)

Exhibit No.	Description

10.75+	Non-Incentive Stock Option Agreement dated January 3, 2012 between the Company and David G. Robson. (incorporated by reference to Exhibit 10.64 to the Current Report on Form 8-k filed with the Securities and Exchange Commission on January 4, 2012)

10.77	Credit Agreement, dated April 26, 2012, by and between U.S. Auto Parts Network, Inc., certain of its wholly-owned domestic subsidiaries and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2012)

10.78	First Amended Credit Agreement, effective as of March 12, 2013, by and between U.S. Auto Parts Network, Inc., certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A. (filed with the 2012 Form 10-K)

16.1	June 21, 2010 Letter from E&Y to the SEC (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2010)

21.1	Subsidiaries of U.S. Auto Parts Network, Inc. (filed with the 2012 Form 10-K)

23.1	Consent of Independent Registered Public Accounting Firm (filed with the 2012 Form 10-K)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with the 2012 Form 10-K)

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with the 2012 Form 10-K)

*	Incorporated by reference to the exhibit of the same number from the registration statement on Form S-1 of U.S. Auto Parts Network, Inc. (File No. 333-138379) initially filed with the Securities and Exchange Commission on November 2, 2006, as amended.
+	Indicates a management contract or compensatory plan or arrangement
†	U.S. Auto Parts Network, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 25, 2013	U.S. AUTO PARTS NETWORK, INC.

	By:	/s/ Shane Evangelist
Shane Evangelist
Chief Executive Officer