Form 10-Q
period 2013-03-30
U.S. Auto Parts Network, Inc.
filed 2013-05-08
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

As of May 2, 2013, the registrant had 33,209,442 shares of common stock outstanding, $0.001 par value.

U.S. AUTO PARTS NETWORK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2013

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par and Liquidation Value)

	March 30, 2013	December 29, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,297	$1,030
Short-term investments	111	110
Accounts receivable, net of allowances of $242 and $221 at March 30, 2013 and December 29, 2012, respectively	7,040	7,431
Inventory	37,633	42,727
Deferred income taxes	44	39
Other current assets	3,310	4,176

Total current assets	49,435	55,513
Property and equipment, net	27,123	28,559
Intangible assets, net	3,120	3,227
Other non-current assets	1,669	1,578

Total assets	$81,347	$88,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,055	$28,025
Accrued expenses	9,475	10,485
Revolving loan payable	12,125	16,222
Current portion of capital leases payable	35	70
Other current liabilities	4,704	4,738

Total current liabilities	49,394	59,540
Capital leases payable, net of current portion	69	70
Deferred income taxes	350	314
Other non-current liabilities	1,711	1,309

Total liabilities	51,524	61,233

Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; $1.45 per share liquidation value or aggregate of $5.8 million; 4,150 shares authorized; 4,000 and 0 shares issued and outstanding at March 30, 2013 and December 29, 2012, respectively	4	—
Common stock, $0.001 par value; 100,000 shares authorized; 31,151 and 31,128 shares issued and outstanding at March 30, 2013 and December 29, 2012, respectively	31	31
Additional paid-in-capital	165,305	159,781
Accumulated other comprehensive income	378	384
Accumulated deficit	(135,895)	(132,552)

Total stockholders’ equity	29,823	27,644

Total liabilities and stockholders’ equity	$81,347	$88,877

See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited, In Thousands, Except Per Share Data)

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
Net sales	$65,405	$87,436
Cost of sales (1)	45,667	60,808

Gross profit	19,738	26,628

Operating expenses:
Marketing	11,191	13,450
General and administrative	4,687	5,870
Fulfillment	5,381	5,918
Technology	1,515	1,536
Amortization of intangible assets	106	340

Total operating expenses	22,880	27,114

Loss from operations	(3,142)	(486)

Other income (expense):
Other income, net	7	31
Interest expense	(187)	(209)

Total other expense, net	(180)	(178)

Loss before income taxes	(3,322)	(664)
Income tax provision	21	124

Net loss	(3,343)	(788)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(6)	27
Unrealized gains on investments	—	25

Total other comprehensive (loss) income	(6)	52

Comprehensive loss	$(3,349)	$(736)

Basic and diluted net loss per share	$(0.11)	$(0.03)
Shares used in computation of basic and diluted net loss per share	31,141	30,638

(1)

Excludes depreciation and amortization expense which is included in marketing, general and administrative and fulfillment expense as described in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations” below.

See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, In Thousands)

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
Operating activities
Net loss	$(3,343)	$(788)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	3,638	3,747
Amortization of intangible assets	106	340
Deferred income taxes	31	126
Share-based compensation expense	409	584
Stock awards issued for non-employee director service	11	—
Amortization of deferred financing costs	20	39
Loss from disposition of assets	—	4
Changes in operating assets and liabilities:
Accounts receivable	391	(1,267)
Inventory	5,094	6,138
Other current assets	867	29
Other non-current assets	23	—
Accounts payable and accrued expenses	(6,243)	(9,303)
Other current liabilities	(35)	(18)
Other non-current liabilities	370	149

Net cash provided by (used in) operating activities	1,339	(220)

Investing activities
Additions to property and equipment	(2,623)	(2,371)
Proceeds from sale of property and equipment	—	14
Cash paid for intangibles	—	(16)
Proceeds from sale of marketable securities and investments	—	1,071
Purchases of marketable securities and investments	—	(7)
Purchases of company-owned life insurance	(106)	—

Net cash used in investing activities	(2,729)	(1,309)

Financing activities
Proceeds from revolving loan payable	5,903	—
Payments made on revolving loan payable	(10,000)	—
Proceeds from issuance of Series A convertible preferred stock	5,800	—
Payment of issuance costs from Series A convertible preferred stock	(30)	—
Payments of debt financing costs	—	(14)
Payments on capital leases	(36)	(33)
Proceeds from exercise of stock options	23	43

Net cash provided by (used in) financing activities	1,660	(4)

Effect of exchange rate changes on cash	(3)	32

Net change in cash and cash equivalents	267	(1,501)
Cash and cash equivalents, beginning of period	1,030	10,335

Cash and cash equivalents, end of period	$1,297	$8,834

Supplemental disclosure of non-cash investing and financing activities:
Accrued asset purchases	$1,294	$1,717
Unpaid issuance costs related to Series A convertible preferred stock	765	—
Unrealized gain on investments	—	17
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$—	$—
Cash paid during the period for interest	112	218

See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies and Nature of Operations

U.S. Auto Parts Network, Inc. (including its subsidiaries) is a distributor of aftermarket auto parts and accessories and was established in 1995. The Company entered the e-commerce sector by launching its first website in 2000 and currently derives the majority of its revenues from online sales channels. The Company sells its products to individual consumers through a network of websites and online marketplaces. Our flagship websites are located at www.autopartswarehouse.com, www.jcwhitney.com, www.AutoMD.com and our corporate website is located at www.usautoparts.net. References to the “Company,” “we,” “us,” or “our” refer to U.S. Auto Parts Network, Inc. and its consolidated subsidiaries.

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

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of March 30, 2013 and the consolidated results of operations for the thirteen weeks ended March 30, 2013 and March 31, 2012, and cash flows for the thirteen weeks ended March 30, 2013 and March 31, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company’s results of operations for the thirteen weeks ended March 30, 2013 are not necessarily indicative of those to be expected for the entire fiscal year. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 29, 2012, which was filed with the SEC on March 25, 2013.

During the first quarter of 2013, the Company incurred a net loss of $3.3 million and revenues declined to $65.4 million from $87.4 million in the first quarter of 2012, after incurring a net loss of $36.0 million and $15.1 million in fiscal year 2012 and 2011. Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing, including the net proceeds from the issuance of Series A convertible preferred stock (refer to “Note 7 – Stockholders’ Equity and Share-Based Compensation” for additional details), sale of common stock in an offering under the Company’s shelf registration statement (refer to “Note 13 – Subsequent Events” for additional details) and the Company’s sale/leaseback of its property in LaSalle, Illinois (refer to “Note 13 – Subsequent Events” for additional details), will be sufficient to finance our operational cash needs through at least the next twelve months. However, we expect the downward trend in our revenues and net loss to continue in 2013. This trend could severely impact our liquidity as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell our assets or seek equity or additional debt financing in the future. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If our expected downward trend in revenues, and net loss continues for longer than we expect because our strategies to return to positive sales growth and profitability are not successful or otherwise, and if we are not able to raise adequate additional financing or proceeds from additional asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, but are not limited to, those related to revenue recognition, uncollectible receivables, valuation of inventory, valuation of deferred tax assets and liabilities, valuation of intangible assets including goodwill and other long-lived assets, recoverability of software development costs, contingencies and share-based compensation expense that results from estimated grant date fair values and vesting of issued equity awards. Actual results could differ from these estimates.

Statement of Cash Flows

The net change in the Company’s book overdraft is presented net of accounts payable in the operating activity of the consolidated statement of cash flows. The book overdraft represents a credit balance in the Company’s general ledger but the Company has a positive bank account balance.

Cash and Cash Equivalents

The Company considers all money market funds and short-term investments purchased with original maturities of ninety days or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value at March 30, 2013 and December 29, 2012 due to their short-term maturities. Marketable securities and investments are carried at fair value, as discussed below. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of our revolving loan payable, classified as current liability in our consolidated balance sheet, approximates its carrying amount because the interest rate is variable. If the Company’s revolving loan payable (see “Note 6 – Borrowings”) had been measured at fair value at March 30, 2013, it would be categorized in Level 2 of the fair value hierarchy, as the estimated value would be based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same or similar terms. Accordingly, financial instruments that are not measured at fair value include accounts receivable, accounts payable and debt. Refer to “Note 3 – Fair Value Measurements” for additional fair value information.

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

Marketable Securities and Investments

Marketable securities and investments were comprised of closed-end funds primarily invested in mutual funds. Mutual funds are classified as short-term investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.

Other-Than-Temporary Impairment

All of the Company’s marketable securities and investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. No other-than-temporary impairment charges were recorded on any investments during the thirteen week periods ended March 30, 2013 and March 31, 2012.

Inventory

Inventories consist of finished goods available-for-sale and are stated at the lower of cost or market value, determined using the first-in first-out (“FIFO”) method. The Company purchases inventory from suppliers both domestically and internationally, and routinely enters into supply agreements with U.S.–based suppliers and its primary drop-ship vendors. The Company believes that its products are generally available from more than one supplier and seeks to maintain multiple sources for its products, both internationally and domestically. The Company primarily purchases products in bulk quantities to take advantage of quantity discounts and to ensure inventory availability. Inventory is reported at the lower of cost or market, adjusted for slow moving, obsolete or scrap product. Inventory at March 30, 2013 and December 29, 2012 was $37.6 million and $42.7 million, respectively, which included items in-transit to our warehouses, in the amount of $3.2 million and $6.4 million, respectively.

Website and Software Development Costs

The Company capitalizes certain costs associated with website and software developed for internal use according to ASC 350-50 Intangibles – Goodwill and Other – Website Development Costs and ASC 350-40 Intangibles – Goodwill and Other – Internal-Use Software, when both the preliminary project design and testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website and software development such as payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use software project. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. These amounts are amortized on a straight-line basis over two to three years once the software is placed into service. During the fourth quarter of 2012, the Company recorded an impairment loss of $0.9 million related to website and software development costs. No such charges were recorded during the first quarter of 2013 or 2012. However, future deterioration in the Company’s cash flows could result in additional impairment.

Long-Lived Assets and Intangibles Subject to Amortization

The Company accounts for the impairment and disposition of long-lived assets, including intangibles subject to amortization, in accordance with ASC 360 Property, Plant and Equipment (“ASC 360”). Management assesses potential impairments whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. An impairment loss will result when the carrying value exceeds the undiscounted cash flows estimated to result from the use and eventual disposition of the asset or asset group. Impairment losses will be recognized in operating results to the extent that the carrying value exceeds the discounted future cash flows estimated to result from the use and eventual disposition of the asset or asset group. The Company continually uses judgment when applying these impairment rules to determine the timing of the impairment tests, undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset or asset group. The reasonableness of our judgments could significantly affect the carrying value of our long-lived assets. During the fourth quarter of 2012, the Company recognized an impairment loss on property and equipment and intangible assets subject to amortization of $1.9 million and $1.7 million, respectively. No such charges were recorded during the first quarter of 2013 or 2012. However, future deterioration in the Company’s cash flows could result in additional impairment.

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

Warranty Costs

The Company or the vendors supplying its products provide the Company’s customers limited warranties on certain products that range from 30 days to lifetime. In most cases, the Company’s vendors are the party primarily responsible for warranty claims. Standard product warranties sold separately by the Company are recorded as deferred revenue and recognized ratably over the life of the warranty, ranging from one to five years. The Company also offers extended warranties that are imbedded in the price of selected private label products we sell. The product brands that include the extended warranty coverage are offered at three different service levels: (a) a five year unlimited product replacement, (b) a five year one-time product replacement, and (c) a three year one-time product replacement. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on each product’s historical return rate and historical warranty cost. The standard and extended warranty obligations are recorded as warranty liabilities and included in other current liabilities in the Consolidated Balance Sheets. For the thirteen weeks ended March 30, 2013 and March 31, 2012, the activity in our aggregate warranty liabilities was as follows (in thousands):

	March 30, 2013	March 31, 2012
Warranty liabilities, beginning of period	$282	$384
Adjustments to preexisting warranty liabilities	—	(15)
Additions to warranty liabilities	50	96
Reductions to warranty liabilities	(14)	(50)

Warranty liabilities, end of period	$318	$415

Marketing Expense

Marketing costs, including advertising, are expensed as incurred. The majority of advertising expense is paid to internet search engine service providers and internet commerce facilitators. For the thirteen weeks ended March 30, 2013 and March 31, 2012, the Company recognized advertising costs of $4.3 million and $6.1 million, respectively. Marketing costs also include depreciation and amortization expense and share-based compensation expense.

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

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC 718 Compensation – Stock Compensation (“ASC 718”). All stock options issued to employees are recognized as share-based compensation expense in the financial statements based on their respective grant date fair values, and are recognized within the statement of comprehensive income or loss as marketing, general and administrative, fulfillment or technology expense, based on employee departmental classifications. Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. The Company currently uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards, with the exception of options granted containing market conditions (none in fiscal year 2013 and 2012), for which the Company estimates the fair value using a Monte Carlo model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes and Monte Carlo model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.

The Company incorporated its own historical volatility into the grant-date fair value calculations. The expected term of an award is based on combining historical exercise data with expected weighted time outstanding. Expected weighted time outstanding is calculated by assuming the settlement of outstanding awards is at the midpoint between the remaining weighted average vesting date and the expiration date. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected life of awards. The dividend yield assumption is based on the Company’s expectation of paying no dividends on its common stock. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures significantly differ from those estimates. The Company considers many factors when estimating expected forfeitures, including employee class, economic environment, and historical experience.

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

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of March 30, 2013, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.

Taxes Collected from Customers and Remitted to Governmental Authorities

We present taxes collected from customers and remitted to governmental authorities in accordance with the guidance on How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), on a net basis.

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

Comprehensive Income

The Company reports comprehensive income or loss in accordance with ASC 220 Comprehensive Income. Accumulated other comprehensive income or loss, included in the Company’s consolidated balance sheets, includes foreign currency translation adjustments related to the Company’s foreign operations, and unrealized holding gains and losses from available-for-sale marketable securities and investments. The Company presents the components of net income or loss and other comprehensive income or loss, in its consolidated statements of comprehensive operations.

Segment Data

The Company operates in two reportable segments and reporting revenues by product line or geographic location is impracticable. Certain long-lived assets are held in the Philippines (refer to “Note 4 – Property and Equipment, Net”). The criteria the Company used to identify its reporting segment are primarily the nature of the products the Company sells and the consolidated operating results that are regularly reviewed by the Company’s chief operating decision maker to assess performance and make operating decisions. We identified two reporting units, Base USAP, which is the core auto parts business, and AutoMD, an online automotive repair source, in accordance with ASC 280 Segment Reporting. There were no significant revenues generated from Auto MD. AutoMD incurred total expenses of $0.5 million each in the first quarter of 2013 and 2012, which are primarily related to depreciation and amortization expense of capitalized website and software development costs. Total assets for AutoMD were $2.3 million and $2.1 million as of March 30, 2013 and December 29, 2012, respectively, which are primarily related to capitalized website and software development costs.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02 to improve the reporting reclassifications out of accumulated other comprehensive income of various components. The guidance requires presentation of significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification either parenthetically on the face of the financial statements or in the notes. The Company adopted the provisions of ASU 2013-02 beginning fiscal year 2013. The adoption of the amendments did not have a material impact on the Company’s consolidated financial statements.

Note 2 – Investments

As of March 30, 2013 the Company held the following securities and investments, recorded at fair value (in thousands):

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Mutual funds (1)	$111	$—	$—	$111

As of December 29, 2012, the Company held the following securities and investments, recorded at fair value (in thousands):

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Mutual funds (1)	$110	$—	$—	$110

(1)

Mutual funds are classified as short-term investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.

Proceeds from the sale of available-for-sale securities are disclosed separately in the accompanying consolidated statements of cash flow. For the thirteen weeks ended March 30, 2013, there was no sale of available-for-sale securities. For the thirteen weeks ended March 31, 2012, the Company recognized a realized loss of $4,000 from the sale of mutual funds.

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

Financial Assets Valued on a Recurring Basis

As of March 30, 2013 and December 29, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s financial instruments, including cash and cash equivalents and investments. The following table represents our fair value hierarchy and the valuation techniques used for financial assets measured at fair value on a recurring basis (in thousands):

	As of March 30, 2013
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Cash and cash equivalents (1)	$1,297	$1,297	$—	$—	(a	)
Investments – mutual funds (2)	111	111	—	—	(a	)

	$1,408	$1,408	$—	$—

	As of December 29, 2012
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Cash and cash equivalents (1)	$1,030	$1,030	$—	$—	(a	)
Investments – mutual funds (2)	110	110	—	—	(a	)

	$1,140	$1,140	$—	$—

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

During the thirteen weeks ended March 30, 2013 and March 31, 2012, there were no transfers into or out of Level 1 and Level 2 assets.

Non-Financial Assets Valued on a Non-Recurring Basis

The Company’s long-lived assets, including intangible assets subject to amortization, are measured at fair value on a non-recurring basis. These assets are measured at cost but are written-down to fair value, if necessary, as a result of impairment. As of March 30, 2013, the Company’s long-lived assets did not indicate a potential impairment under the provisions of ASC 360, as such, they were not measured at fair value. If such non-financial assets had been measured at fair value, they would be categorized in Level 3 of the fair value hierarchy, as the Company would be required to develop its own assumptions and analysis to determine if such non-financial assets were impaired.

Note 4 – Property and Equipment, Net

The Company’s fixed assets are stated at cost less accumulated depreciation, amortization and impairment. Depreciation and amortization expense are provided for in amounts sufficient to relate the cost of depreciable and amortizable assets to operations over their estimated service lives. Depreciation and amortization expense for the thirteen weeks ended March 30, 2013 and March 31, 2012 was $3.6 million and $3.7 million, respectively. The cost and related accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings.

Property and equipment consisted of the following at March 30, 2013 and December 29, 2012 (in thousands):

	March 30, 2013	December 29, 2012
Land	$630	$630
Building	10,680	10,680
Machinery and equipment	13,269	13,249
Computer software (purchased and developed) and equipment	49,111	46,884
Vehicles	261	261
Leasehold improvements	2,370	2,364
Furniture and fixtures	1,134	1,131
Construction in process	3,004	3,043

	80,459	78,242
Less accumulated depreciation, amortization and impairment	(53,336)	(49,683)

Property and equipment, net	$27,123	$28,559

Construction in process primarily relates to the Company’s internally developed software (refer to caption “Website and Software Development Costs” in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations”). Certain of the Company’s net property and equipment were located in the Philippines as of March 30, 2013 and December 29, 2012, in the amount of $0.9 million and $1.0 million, respectively.

Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes, at rates based on the following estimated useful lives:

Years
Building	19
Machinery and equipment	2 - 5
Computer software (purchased and developed)	2 - 3
Computer equipment	2 - 5
Vehicles	3 - 5
Leasehold improvements*	3 - 5
Furniture and fixtures	3 - 7

*	The estimated useful life is the lesser of 3-5 years or the lease term.

Note 5 – Intangible Assets

Intangible assets consisted of the following at March 30, 2013 and December 29, 2012 (in thousands):

		March 30, 2013			December 29, 2012
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accum. Amort. and Impairment	Net Carrying Amount
Intangible assets subject to amortization:
Websites	5 years	$2,035	$(2,035)	$—	$2,035	$(2,035)	$—
Internet platform intellectual property	10 months	4,300	(4,300)	—	4,300	(4,300)	—
Product design intellectual property	9 years	2,750	(798)	1,952	2,750	(722)	2,028
Customer relationships	4 years	2,050	(2,050)	—	2,050	(2,050)	—
Assembled workforce	7 years	512	(512)	—	512	(512)	—
Favorable lease	2.5 years	78	(78)	—	78	(78)	—
Domain and trade names (1)	10 years	1,199	(31)	1,168	5,067	(3,868)	1,199

Total		$12,924	$(9,804)	$3,120	$16,792	$(13,565)	$3,227

(1)

Prior to the fourth quarter of 2012, domain and trade names had an indefinite useful life. During the fourth quarter of 2012, after an impairment charge was recognized, the gross carrying amount was based on the fair value of domain and trade name and the Company determined an estimated useful life of 10 years.

Intangibles subject to amortization are expensed on a straight-line basis. Amortization expense relating to intangibles assets for the thirteen weeks ended March 30, 2013 and March 31, 2012 was $0.1 million, and $0.3 million, respectively.

The following table summarizes the future estimated annual amortization expense for these assets over the next five years (in thousands):

2013	$319
2014	425
2015	425
2016	425
2017	425
Thereafter	1,101

Total	$3,120

Note 6 – Borrowings

On April 26, 2012, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A., as sole lender and administrative agent entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving commitment in an aggregate principal amount of up to $40,000,000 (the “Credit Facility”), which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. The Credit Facility matures on April 26, 2017. The Company used the proceeds of the loans borrowed on the closing date to repay in full its previous credit facility with Silicon Valley Bank. At March 30, 2013, our outstanding revolving loan balance was $12.1 million. The customary events of default under the Credit Facility (discussed below) include certain subjective acceleration clauses, which management has determined the likelihood of such acceleration is more than remote, considering the recurring losses experienced by the Company, therefore a current classification of our revolving loan payable was required.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.50%, or (b) an “alternate base rate” minus an applicable margin of 0.50%. Each applicable margin as set forth in the prior sentence is subject to increase or decrease by 0.25% per annum based upon the Company’s fixed charge coverage ratio. At March 30, 2013, the Company’s LIBOR based interest rate was 2.0% (on $10 million principal) and the Company’s prime based rate was 3.0% (on $2.1 million principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.20% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than $6,000,000 at any time, as defined, and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $7,000,000 at all times. The Company’s excess availability was $12.1 million at March 30, 2013. On March 12, 2013, we entered into a first amendment to the Credit Agreement (“First Amended Credit Agreement”). The First Amendment Credit Agreement includes an amendment to the definition of covenant testing trigger period to commence on any day that excess availability is less than $4 million solely during the period March 1, 2013 through and including April 15, 2013 and continuing until excess availability has been greater than or equal to $4 million solely during the period of March 1, 2013 through and including April 15, 2013 at all times for 45 consecutive calendar days. As of the date hereof, the cash dominion period has not been in effect; accordingly no principal payments are currently due.

Certain of the Company’s wholly-owned domestic subsidiaries are co-borrowers (together with the Company, the “Borrowers”) under the Credit Agreement, and certain other wholly-owned domestic subsidiaries are guarantors (the “Guarantors” and, together with the Borrowers, the “Loan Parties”) under the Credit Agreement. The Borrowers and the Guarantors are jointly and severally liable for the Borrowers’ obligations under the Credit Agreement. The Loan Parties’ obligations under the Credit Agreement are secured, subject to customary permitted liens and certain exclusions, by a perfected security interest in (a) all tangible and intangible assets and (b) all of the capital stock owned by the Loan Parties (limited, in the case of foreign subsidiaries, to 65% of the capital stock of such foreign subsidiaries). The Borrowers may voluntarily prepay the loans at any time without payment of a premium. The Borrowers are required to make mandatory prepayments of the loans (without payment of a premium) with net cash proceeds received upon the occurrence of certain “prepayment events,” which include certain sales or other dispositions of collateral, certain casualty or condemnation events, certain equity issuance or capital contributions, and the incurrence of certain debt. On April 17, 2013, the Company’s wholly-owned subsidiary, Whitney Automotive Group (“WAG”), Inc. closed the sale of its facility in LaSalle, Illinois for $9,750,000 pursuant to the purchase and sale agreement dated April 17, 2013 between WAG and STORE Capital Acquisitions, LLC. The Company used the net proceeds from this sale to reduce its revolving loan payable. Refer to “Note 13—Subsequent Events” for additional details.

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

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, fundamental changes, investments, dispositions, prepayment of other indebtedness, mergers, and dividends and other distributions. Concurrent with the Company’s issuance of Series A Convertible Preferred Stock (“Series A Preferred”), the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan entered into a second amendment to the Credit Agreement (“Second Amended Credit Agreement”) amending the Credit Agreement to, among other things, allow the Company to pay cash dividends on the Series A Preferred in an aggregate amount of up to $400,000 per year and pay cash in lieu of issuing fractional shares upon conversion of or in payment of dividends on the Series A Preferred, each subject to certain restrictions set forth in the Second Amended Credit Agreement but without having to satisfy certain other conditions that would have otherwise applied to the payment of such dividends.

Under the Credit Agreement, the Company is not required to maintain a minimum fixed charge coverage ratio, unless excess availability is less than $6,000,000, as defined, whereby a ratio of 1.0 to 1.0 will be required. Events of default under the Credit Agreement include: failure to timely make payments due under the Credit Agreement; material misrepresentations or misstatements under the Credit Agreement and other related agreements; failure to comply with covenants under the Credit Agreement and other related agreements; certain defaults in respect of other material indebtedness; insolvency or other related events; certain defaulted judgments; certain ERISA-related events; certain security interests or liens under the loan documents cease to be, or are challenged by the Company or any of its subsidiaries as not being, in full force and effect; any loan document or any material provision of the same ceases to be in full force and effect; and certain criminal indictments or convictions of any Loan Party. As of March 30 2013, the Company was in compliance with all covenants under the Credit Agreement.

As of March 30, 2013, the Company had capital leases payable of $104,000.

Note 7 – Stockholders’ Equity and Share-Based Compensation

Common Stock

The Company has 100,000,000 shares of common stock authorized. We have never paid cash dividends on our common stock. The following issuances of common stock were made during the thirteen weeks ended March 30, 2013:

•	The Company issued 17,226 shares of common stock from option exercises under its various share-based compensation plans, as discussed below.

•	5,806 shares of common stock were awarded and issued to one non-employee member of the Board of Directors for service fees earned in the aggregate amount of $10,625.

Series A Convertible Preferred Stock

On March 25, 2013, the Company authorized the issuance of 4,149,997 shares of Series A Preferred and entered into a Securities Purchase Agreement pursuant to which the Company agreed to sell up to an aggregate of 4,149,997 shares of our Series A Preferred, $0.001 par value per share at a purchase price per share of $1.45 for aggregate proceeds to the Company of approximately $6.0 million. On March 25, 2013, we sold 3,999,997 shares of Series A Preferred for aggregate proceeds of $5.8 million. On April 5, 2013, we sold the remaining 150,000 shares of Series A Preferred for an aggregate proceeds of $217,500. The Company incurred issuance costs of approximately $0.8 million and used the net proceeds from the sale of the Series A Preferred to reduce its revolving loan payable.

Each share of Series A Preferred is convertible into shares of our common stock at the initial conversion price of $1.45 per share or one share of common stock for each share of Series A Preferred. The conversion price will be adjusted for certain non-price based events, such as dividends and distributions on the common stock, stock splits, combinations, recapitalizations, reclassifications, mergers, or consolidations. If not previously converted by the holder, the Series A Preferred will automatically convert to common stock if the volume weighted average price for the Common Stock for any 30 consecutive trading days is equal to or exceeds $4.35 per share. The shares that would be issued if the contingently convertible Series A Preferred were converted are excluded from the calculation of diluted earnings per share due to the Company’s net loss position for the thirteen weeks ended March 30, 2013 (refer to “Note 8 – Net Loss Per Share” for anti-dilutive securities).

In the event of any liquidation event, which includes changes of control of the Company and sales or other dispositions by the Company of more than 50% of its assets, the Series A Preferred is entitled to receive, prior and in preference to any distribution to the common stock, an amount per share equal to $1.45 per share of Series A Preferred, plus all then accrued but unpaid dividends on such Series A Preferred. Following this distribution, if assets or surplus funds remain, the holders of the common stock shall share ratably in all remaining assets of the Company, based on the number of shares of common stock then outstanding. Notwithstanding the foregoing, if, in connection with any liquidation event, a holder of Series A Preferred would receive an amount greater than $1.45 per share of Series A Preferred by converting such shares held by such holder into shares of common stock, then such holder shall be treated as though such holder had converted such shares of Series A Preferred into shares of common stock immediately prior to such liquidation event, whether or not such holder had elected to so convert.

Dividends on the Series A Preferred are payable quarterly at a rate of $0.058 per share per annum in cash, in shares of common stock or in any combination of cash and common stock as determined by the Company’s Board of Directors. Certain conditions are required to be satisfied in order for the Company to pay dividends on the Series A Preferred in shares of common stock, including (i) the common stock being registered pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934, as amended, (ii) the common stock being issued having been approved for listing on a trading market and (iii) the common stock being issued either being covered by an effective registration statement or being freely tradable without restriction under Rule 144 (subject to certain exceptions). The Series A Preferred shall each be entitled to one vote per share for each share of common stock issuable upon conversion thereof (excluding from any such calculation any dividends accrued on such shares) and shall vote together with the holders of common stock as a single class on any matter on which the holders of common stock are entitled to vote. In addition, the Company must obtain the consent of holders of at least a majority of the then outstanding Series A Preferred in connection with (a) any amendment, alteration or repeal of any provision of the certificate of incorporation or bylaws of the Company as to adversely affect the preferences, rights or voting power of the Series A Preferred, or (b) the creation, authorization or issuance of any additional Series A Preferred or any other class or series of capital stock of the Company ranking senior to or on parity with the Series A Preferred or any security convertible into, or exchangeable or exercisable for Series A Preferred or any other class or series of capital stock of the Company ranking senior to or on parity with the Series A Preferred. Concurrent with the Company’s issuance of Series A Preferred, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan entered into a Second Amended Credit Agreement to allow the Company to pay cash dividends on the Series A Preferred in an aggregate amount of up to $400,000 per year and pay cash in lieu of issuing fractional shares upon conversion of or in payment of dividends on the Series A Preferred. Refer to “Note 6 – Borrowings” of our Notes to Consolidated Financial Statements for additional details.

Share-Based Compensation Plan Information

The Company adopted the 2007 Omnibus Incentive Plan (the “2007 Omnibus Plan”) in January 2007, which became effective on February 8, 2007, the effective date of the registration statement filed in connection with the Company’s initial public offering. Under the 2007 Omnibus Plan, the Company was previously authorized to issue 2.4 million shares of common stock, under various instruments to eligible employees and non-employees of the Company, plus an automatic annual increase on the first day of each of the Company’s fiscal years beginning on January 1, 2008 and ending on January 1, 2017 equal to (i) the lesser of (A) 1,500,000 shares of common stock or (B) five percent (5%) of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock as determined by the Company’s Board of Directors. Options granted under the 2007 Omnibus Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must be equal to 100% of the fair market value on the date of grant. The 2007 Omnibus Plan also provides for automatic grant of options to purchase common stock and common stock awards to non-employee directors. As of March 30, 2013, 1,911,632 shares were available for future grants under the 2007 Omnibus Plan.

The Company adopted the 2007 New Employee Incentive Plan (the “2007 New Employee Plan”) in October 2007. Under the 2007 New Employee Plan, the Company is authorized to issue 2 million shares of common stock under various instruments solely to new employees. Options granted under the 2007 New Employee Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must not be less than 100% of the fair market value on the date of grant. As of March 30, 2013, 781,667 shares were available for future grants under the 2007 New Employee Plan.

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

The following table summarizes the Company’s stock option activity for the thirteen weeks ended March 30, 2013, and details regarding the options outstanding and exercisable at March 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Options outstanding, December 29, 2012	7,428,240	$5.13	6.23
Granted	10,000	$1.46
Exercised	(17,226)	$1.31
Expired	(23,684)	$6.88
Forfeited	(25,418)	$4.08

Options outstanding, March 30, 2013	7,371,912	$5.14	5.86	$—
Vested and expected to vest at March 30, 2013	7,096,695	$5.16	5.75	$—
Options exercisable, March 30, 2013	6,059,321	$5.13	5.28	$—

(1)

These amounts represent the difference between the exercise price and the closing price of U.S. Auto Parts Network, Inc. stock on March 30, 2013 as reported on the NASDAQ National Market, for all options outstanding that have an exercise price currently below the closing price.

The weighted-average fair value of options granted during the thirteen weeks ended March 30, 2013 and March 31, 2012 was $0.90 and $2.85, respectively. The intrinsic value of stock options at the date of the exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During the thirteen weeks ended March 30, 2013 and March 31, 2012, the total intrinsic value of the exercised options was $4,000 and $52,000, respectively. The Company had $1.7 million of unrecognized share-based compensation expense related to stock options outstanding as of March 30, 2013, which expense is expected to be recognized over a weighted-average period of 2.45 years.

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

The Company determined the fair value of the warrants at the date of grant, and upon the re-measurement dates, using the Black-Scholes option pricing model based on the fair value of the underlying common stock, the exercise price, remaining contractual term, risk-free rate and expected volatility. No warrants were exercised during the first quarter of 2013. As of March 30, 2013, warrants to purchase 50,000 shares of common stock were outstanding and exercisable. The aggregate intrinsic value of outstanding and exercisable warrants was $0 as of March 30, 2013, which was calculated as the difference between the exercise price of underlying awards and the closing price of the Company’s common stock for warrants that were in-the-money. Total warrants share-based compensation expense recognized during the thirteen weeks ended March 30, 2013 and March 31, 2012 was $0 and $10,000, respectively. The Company had no unrecognized share-based compensation expense related to warrants outstanding as of March 30, 2013.

Share-Based Compensation Expense

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for each of the periods ended:

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
Expected life	5.73 years	5.73 years
Risk-free interest rate	1.0%	1.2%
Expected volatility	72%	73%
Expected dividend yield	0%	0%

Share-based compensation from options, warrants and stock awards, is included in our consolidated statements of comprehensive operations, as follows (in thousands):

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
Marketing expense	$84	$44
General and administrative expense	282	422
Fulfillment expense	31	93
Technology expense	12	25

Total share-based compensation expense	$409	$584

The share-based compensation expense is net of amounts capitalized to internally-developed software of $81,000 and $51,000 during the thirteen weeks ended March 30, 2013 and March 31, 2012, respectively.

Under ASC 718, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures significantly differ from those estimates. The Company’s estimated forfeiture rates are calculated based on actual historical forfeitures experienced under our equity plans. The Company’s forfeiture rates were 16% to 34% for the thirteen weeks ended March 30, 2013 and March 31, 2012.

Note 8 – Net Loss Per Share

Net loss per share has been computed in accordance with ASC 260 Earnings per Share. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
Net loss per share:
Numerator:
Net loss	$(3,343)	$(788)
Denominator:
Weighted-average common shares outstanding (basic)	31,141	30,638
Common equivalent shares from common stock options, warrants and Series A Convertible Preferred Stock	—	—

Weighted-average common shares outstanding (diluted)	31,141	30,638

Basic and diluted net loss per share	$(0.11)	$(0.03)

The weighted-average anti-dilutive securities, which are excluded from the calculation of diluted earnings per share due to the Company’s net loss position for the periods then ended (including securities that would otherwise be excluded from the calculation of diluted earnings per share due to the Company’s stock price), are as follows (in thousands):

	Thirteen Weeks Ended March 30, 2013	Thirteen Weeks Ended March 31, 2012
Common stock warrants	50	20
Series A Convertible Preferred Stock	174	—
Options to purchase common stock	7,401	4,365

Total	7,625	4,385

Note 9 – Income Taxes

As discussed in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations”, the Company applies the current U.S. GAAP on accounting for uncertain tax positions, which prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has greater than 50 percent likelihood of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of March 30, 2013, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.

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

For the thirteen weeks ended March 30, 2013 and March 31, 2012, the effective tax rate for the Company was (0.6)% and (18.7)%, respectively. The Company’s effective tax rate for the thirteen weeks ended March 30, 2013 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses. The Company’s effective tax rate for the thirteen weeks ended March 31, 2012 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses and the increase in deferred tax liabilities related to tax deductible indefinite-lived intangible assets.

Note 10 – Commitments and Contingencies

Facilities Leases

The Company’s corporate headquarters and warehouse facilities are located in Carson, California. As of March 30, 2013, we maintained multiple separate leases for the Carson, California facilities. The Company’s corporate headquarters has an initial lease term of five years through October 2016, and optional renewals through January 2020. The Company also leases warehouse space in Chesapeake, Virginia under an agreement scheduled to expire in June 2016. The Company also leases office and warehouse space in Independence, Ohio on a month-to-month basis since the agreement expired in January 2013. The Company’s Philippines subsidiary leases office space under a sixty-three month agreement through May 2015, renewable for an additional sixty months through April 2020. As of the date hereof, the Company has not committed to any facilities lease renewals.

Facility rent expense for the thirteen weeks ended March 30, 2013 and March 31, 2012 was $0.6 million and $0.6 million, respectively. The Company’s facility rent expense was inclusive of amounts charged from a related party during the thirteen weeks ended March 30, 2013 and March 31, 2012 of $94,000 each.

On April 17, 2013, the Company’s wholly-owned subsidiary, Whitney Automotive Group, Inc. closed the sale of its facility in LaSalle, Illinois. Under the terms of the Purchase and Sale Agreement (“Agreement”), simultaneously with the execution of the Agreement and the closing of the sale of the property, the Company entered into a lease agreement with STORE Master Funding III, LLC for 20 years commencing upon the execution of the lease and terminating on April 30, 2033. The Company’s initial base annual rent is $853,125 for the first year subject to an annual increase by the lesser of 1.5% or 1.25 times the change in the Consumer Price Index. Refer to “Note 13 – Subsequent Events” for additional details.

Legal Matters

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

Note 11 – Employee Retirement Plan and Deferred Compensation Plan

Effective February 17, 2006, the Company adopted a 401(k) defined contribution retirement plan covering all full time employees who have completed one month of service. The Company may, at its sole discretion, match fifty cents per dollar up to 6% of each participating employee’s salary. The Company’s contributions vest in annual installments over three years. Discretionary contributions made by the Company totaled $78,000 and $79,000 for thirteen weeks ended March 30, 2013 and March 31, 2012, respectively.

In January 2010, the Company adopted the U.S. Auto Parts Network, Inc. Management Deferred Compensation Plan (the “Deferred Compensation Plan”), for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 90% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by the Company through the purchase of Company-owned life insurance policies with the Company (employer) as the owner and beneficiary, in order to preserve the tax-deferred savings advantages of a non-qualified plan. The plan assets are the cash surrender value of the Company-owned life insurance policies and not associated with the deferred compensation liability. The deferred compensation liabilities (consisting of employer contributions, employee deferrals and associated earnings and losses) are general unsecured obligations of the Company. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company may at its discretion contribute certain amounts to eligible employee accounts. In January 2010, the Company began to contribute 50% of the first 2% of participants’ eligible contributions into their Deferred Compensation Plan accounts. In September 2010, the Company established and transferred its ownership to a rabbi trust to hold the Company-owned life insurance policies. As of March 30, 2013, the assets and associated liabilities of the Deferred Compensation Plan were $0.8 million and $0.7 million, respectively, and are included in other non-current assets and other non-current liabilities, respectively, in our consolidated balance sheets. As of December 29, 2012, the assets and associated liabilities of the Deferred Compensation Plan were $0.7 million each and are included in other non-current assets and other non-current liabilities, respectively, in our consolidated balance sheets. For the thirteen weeks ended March 30, 2013, the associated liabilities mainly include the employee contributions of $544,000 and the Company contributions of $117,000. For the thirteen weeks ended March 31, 2012, the associated liabilities mainly include the employee contributions of $0.4 million and the Company contributions of $81,000. For the thirteen weeks ended March 30, 2013 and March 31, 2012, included in other income, the Company recorded a net gain of $31,000 and $35,000, respectively, for the change in the cash surrender value of the Company-owned life insurance policies.

Note 12 – Restructuring Costs

As part of the Company’s initiatives to reduce labor costs and improve operating efficiencies in response to the challenges in the marketplace and general market conditions, we reduced our workforce in January 2013. We laid off 13 employees in the United States and 163 employees in the Philippines reducing our workforce to a total of 1,194 employees. The severance charges of approximately $498,000 were recorded in marketing expense, general and administrative expense, fulfillment expense and technology expense for $253,000, $94,000, $42,000 and $109,000, respectively, in January 2013. We did not incur material additional charges subsequent to January 2013. As of March 30, 2013, severance payable was $50,000.

Note 13 – Subsequent Events

On March 27, 2013, the Company entered into a Common Stock Purchase Agreement with William Blair & Company, LLC pursuant to which U.S. Auto Parts agreed to sell up to 2,050,000 shares of its common stock at a purchase price per share of $1.09 for aggregate proceeds to the Company of approximately $2.2 million. The transaction closed on April 3, 2013 and the Company incurred issuance costs of approximately $0.6 million. The Company used the net proceeds to reduce its revolving loan payable.

On April 17, 2013, the Company’s wholly-owned subsidiary, Whitney Automotive Group (“WAG”), Inc. closed the sale of its facility in LaSalle, Illinois for $9,750,000 pursuant to the purchase and sale agreement dated April 17, 2013 between WAG and STORE Capital Acquisitions, LLC. The Company used the net proceeds of $9.6 million from this sale to reduce its revolving loan payable. Under the terms of the purchase and sale agreement, simultaneously with the execution of the purchase and sale agreement and the closing of the sale of the property, the Company entered into a lease agreement with STORE Master Funding III, LLC (“STORE”) whereby we leased back the property for our continued use as an office, retail and warehouse facility for storage, sale and distribution of automotive parts, accessories and related items for 20 years commencing upon the execution of the lease and terminating on April 30, 2033. The Company’s initial base annual rent is $853,125 for the first year (“Base Rent Amount”), after which the rental amount will increase annually on May 1 by the lesser of 1.5% or 1.25 times the change in the Consumer Price Index as published by the U.S. Department of Labor’s Bureau of Labor Statistics, except that in no event will the adjusted annual rental amount fall below the Base Rent Amount. We were not required to pay any security deposit. Under the terms of the lease, we are required to pay all taxes associated with the lease, pay for any required maintenance on the property, maintain certain levels of insurance and indemnify STORE for losses incurred that are related to our use or occupancy of the property. We expect the lease to be accounted for as a capital lease and the $0.4 million excess of the net proceeds over the net carrying amount of the property will be amortized on a straight-line basis over the lease term of 20 years.

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

The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 29, 2012 and subsequent reports on Forms 10-Q and 8-K, which discuss our business in greater detail, which are available on the SEC’s website at http://www.sec.gov. The section entitled “Risk Factors” set forth below in Part II, Item 1A of this report, and similar discussions in our other SEC filings, describe some of the important factors, risks and uncertainties that may affect our business, results of operations and financial condition and could cause actual results to differ materially from those expressed or implied by these or any other forward-looking statements made by us or on our behalf. You are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date thereof. We do not assume any obligation to revise or update forward-looking statements. Finally, our historic results should not be viewed as indicative of future performance.

Overview

We are one of the largest online providers of aftermarket auto parts, including body parts, engine parts, and performance parts and accessories. Our user-friendly websites provide customers with a broad selection of SKUs, with detailed product descriptions and photographs. Our proprietary product database maps our SKUs to product applications based on vehicle makes, models and years. We principally sell our products to individual consumers through our network of websites and online marketplaces. Our flagship websites are located at www.autopartswarehouse.com, www.jcwhitney.com, www.AutoMD.com and our corporate website is located at www.usautoparts.net. We believe our strategy of disintermediating the traditional auto parts supply chain and selling products directly to customers over the Internet allows us to more efficiently deliver products to our customers while generating higher margins.

Our History. We were formed in Delaware in 1995 as a distributor of aftermarket auto parts and launched our first website in 2000. We rapidly expanded our online operations, increasing the number of SKUs sold through our e-commerce network, adding additional websites, improving our Internet marketing proficiency and commencing sales in online marketplaces. Additionally, in August 2010, through our acquisition of WAG, we expanded our product-lines and increased our customer reach in the DIY automobile and off-road accessories market. As a result, our business has grown since 2000.

International Operations. In April 2007, we established offshore operations in the Philippines. Our offshore operations allow us to access a workforce with the necessary technical skills at a significantly lower cost than comparably experienced U.S.-based professionals. Our offshore operations are responsible for a majority of our website development, catalog management, and back office support. Our offshore operations also house our main call center. We had 716 employees in the Philippines as of March 30, 2013. In addition to our operations in the Philippines, we have a Canadian subsidiary to facilitate sales of our products in Canada; the subsidiary has no distribution center or employees. We also ship parts directly to Canada and through a freight forwarding partner throughout the world. In 2012, we shipped auto parts to over 160 different countries. We believe that the cost advantages of our offshore operations provide us with the ability to grow our business in a cost-effective manner.

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

To understand revenue generation through our network of e-commerce websites, we monitor several key business metrics, including the following:

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
Unique Visitors (millions) 1 2	36.8	47.9
Total Number of Orders (thousands)	529	705
Average Order Value	$109	$116
Revenue Capture	82.2%	83.7%

[1]	Visitors do not include traffic from media properties (e.g. AutoMD).
[2]

As we consolidate to fewer websites, we changed the measurement source of our consolidated unique visitors data to another third-party provider in the first quarter of 2013. Previously reported operating metrics data was revised to conform to the current third-party provider’s data.

Unique Visitors: A unique visitor to a particular website represents a user with a distinct IP address that visits that particular website. We define the total number of unique visitors in a given month as the sum of unique visitors to each of our websites during that month. We measure unique visitors to understand the volume of traffic to our websites and to track the effectiveness of our online marketing efforts. The number of unique visitors has historically varied based on a number of factors, including our marketing activities and seasonality. We believe an increase in unique visitors to our websites will result in an increase in the number of orders. We seek to increase the number of unique visitors to our websites by attracting repeat customers and improving search engine marketing and other internet marketing activities. During the first quarter of 2013, our unique visitors decreased by 23.2% compared to the first quarter of 2012. We expect declines in our unique visitors to continue in 2013 as we address the challenges we are experiencing from changes search engines have made to the formulas, or algorithms, that they use to optimize their search results, as described in further detail under “—Executive Summary” below.

Total Number of Orders: We monitor the total number of orders as an indicator of future revenue trends. During the first quarter of 2013, the total number of orders was down by 25.0% due to the decrease in unique visitors combined with overall increased competition. We expect the downward trend in the total number of orders to continue in 2013 due to continued declines in unique visitors and increased competition. We recognize revenue associated with an order when the products have been delivered, consistent with our revenue recognition policy.

Average Order Value: Average order value represents our net sales on a placed orders basis for a given period of time divided by the total number of orders recorded during the same period of time. During the first quarter of 2013, our average order value decreased by 6.0% compared to the first quarter of 2012. We expect this trend to continue in 2013 primarily due to increased competition, as described in further detail under “Executive Summary” below. We seek to increase the average order value as a means of increasing net sales. Average order values vary depending upon a number of factors, including the components of our product offering, the order volume in certain online sales channels, macro-economic conditions, and the competition online.

Revenue Capture: Revenue capture is the amount of actual dollars retained after taking into consideration returns, credit card declines and product fulfillment. During the first quarter of 2013, our revenue capture decreased by 1.5% to 82.2% compared to 83.7% in the first quarter of 2012. The decrease in revenue capture was due to higher returns, credit card declines and product fulfillment in the first quarter of 2013 compared to the first quarter of 2012. We expect our revenue capture level to stay the same in 2013 as we continue to improve our customers’ purchase experience.

Executive Summary

For the first quarter of 2013, the Company generated net sales of $65.4 million, compared with $87.4 million for the first quarter of 2012, representing a decrease of 25.2%. Net loss for the first quarter of 2013 was $3.3 million, or $0.11 per share. This compares to a net loss of $0.7 million, or $0.03 per share, for the first quarter of 2012. We generated net income (loss) before interest expense, net, income tax provision, depreciation and amortization expense, amortization of intangible assets plus share-based compensation expense and restructuring costs (“Adjusted EBITDA”) of $1.5 million in the first quarter of 2013 compared to $4.2 million in the first quarter of 2012. Adjusted EBITDA is presented because such measure is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income, as an indicator of the Company’s operating performance, or as an alternative to cash flows, as measures of the Company’s overall liquidity, as presented in the Company’s consolidated financial statements. Further, the Adjusted EBITDA measure shown for the Company may not be comparable to similarly titled measures used by other companies. Refer to the table presented below for reconciliation of net loss to Adjusted EBITDA.

Total revenues decreased in the first quarter of 2013 compared to the same period in 2012 due to our decreased online sales. Our online sales, which include our e-commerce, online marketplace sales channels and online advertising, contributed 89.6% of total revenues, and our offline sales, which consist of our Kool-Vue™ and wholesale operations, contributed 10.4% of total revenues. Our online sales for the first quarter of 2013 decreased by $23.0 million, or 28.2%, to $58.6 million compared to $81.7 million in the first quarter of 2012. Our offline sales performed well this quarter.

Like most e-commerce retailers, our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. Historically, marketing through search engines provided the most efficient opportunity to reach millions of on-line auto part buyers. We are included in search results through paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our websites. We decreased the amount we spent on paid search listings, as we have determined that it does not generate a sufficient amount of revenues to justify the expense. Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. We have had a history of success with our search engine marketing techniques, which gave our different websites preferred positions in search results. But search engines, like Google, revise their algorithms from time to time in an attempt to optimize their search results. Since 2011, Google has released changes to Google’s search results ranking algorithm aimed to lower the rank of certain sites and return other sites near the top of the search results based upon the quality of the particular site as determined by Google. Google made additional updates throughout fiscal year 2012. We were negatively impacted by the changes in methodology for how Google displayed or selected our different websites for customer search results. This reduced our unique visitor count which adversely affected our financial results. Our unique visitor count decreased by 11.1 million, or 23.2%, for the first quarter of 2013 to 35.9 million unique visitors compared to 36.8 million unique visitors in the first quarter of 2012. We believe we were affected by these search engine algorithm changes due to the use of our product catalog across multiple websites. To address this issue we are consolidating to a significantly smaller number of websites to ensure unique catalog content. As we are significantly dependent upon search engines for our website traffic, if we are unable to attract unique visitors, our business and results of operations will be harmed.

Barriers to entry in the automotive aftermarket industry are low, and current and new competitors can launch websites at a relatively low cost. We experienced significant competitive pressure from certain of our suppliers as they are now selling their products online. Since our suppliers have access to merchandise at very low costs, they were able to sell products at lower prices and maintain higher gross margins, thus our financial results were negatively impacted by the increased level of competition. Total orders for the first quarter of 2013 went down by 25.0% to 0.5 million compared to 0.7 million for the first quarter of 2012 and our average order value went down by $7, or 6.0%, for the first quarter of 2013 to $109 compared to $116 in the first quarter of 2012 as a result of increased pricing competition. Our current and potential customers may decide to purchase directly from our suppliers. Continuing increased competition from our suppliers that have access to products at lower prices than us could result in reduced sales, lower operating margins, reduced profitability, loss of market share and diminished brand recognition. In addition, some of our competitors have used and may continue to use aggressive pricing tactics. We expect that competition will further intensify in the future as Internet use and online commerce continue to grow worldwide. We are taking a number of steps during 2013 to attempt to reduce the selling prices of our products while increasing margins, which are discussed below.

Total expenses decreased compared to the same period in 2012. Our expenses primarily consist of direct costs associated with procuring parts from suppliers and delivering products to customers, which include direct product costs, outbound freight and shipping costs, warehouse supplies and warranty costs, advertising expenses and personnel costs, as well as depreciation and amortization expense. Our personnel costs, which consist of compensation, benefits and payroll related taxes, and are primarily a function of our headcount, decreased in the first quarter of 2013 compared to the first quarter of 2012. Our employees at the end of the first quarter of 2013 decreased to 1,101 compared to 1,542 at the end of the first quarter of 2012. Our employees in the Philippines decreased to 716 at the end of the first quarter of 2013 compared to 1,035 at the end of the first quarter of 2012. In January 2013, as part of the Company’s initiatives to reduce labor costs and improve operating efficiencies in response to the challenges in the marketplace and general market conditions, we reduced our workforce by 176 employees (for additional details, refer to “Note 12-Restructuring Costs” of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of this report). In addition, our headcount decreased due to the closure of our call center operations in La Salle, Illinois in August 2012. If the downward trend in our revenues, and net loss continue in 2014, we may be required to further reduce our labor costs. In addition, total expenses decreased in the first quarter of 2013 compared to the first quarter of 2012 primarily due to the decrease in direct costs resulting from lower revenues, reduction in online advertising expense, decrease in merchant fees due to lower online sales and lower amortization of intangible assets due to certain acquired intangible assets that were impaired in the fourth quarter of 2012.

Overall, we expect the downward trend in our revenues and net loss to continue in 2013 primarily due to the factors mentioned above. This trend could severely impact our liquidity as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. Refer to “Liquidity and Capital Resources” section below for additional details. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If our expected downward trend in revenues and net loss continues for longer than we expect because our strategies to return to positive sales growth and profitability are not successful or otherwise, and if we are not able to raise adequate additional financing or proceeds from additional asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations.

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

The table below reconciles net loss to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
Consolidated
Net loss	$(3,343)	$(788)
Interest expense, net	185	199
Income tax provision	21	124
Amortization of intangibles	106	340
Depreciation and amortization	3,638	3,747

EBITDA	607	3,622

Share-based compensation	409	584
Restructuring costs (1)	498	—

Adjusted EBITDA	$1,514	$4,206

(1)

We incurred restructuring costs in the first quarter of 2013 related to the Company’s initiatives to reduce labor costs and improve operating efficiencies in response to the challenges in the marketplace and general market conditions. Refer to “Note 12 – Restructuring Costs” of our Notes to Consolidated Financial Statements for additional details.

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

Technology Expense. Technology expense consists primarily of payroll and related expenses of our information technology personnel, the cost of hosting our servers, communications expenses and Internet connectivity costs, computer support and software development amortization expense. Technology expense also includes share-based compensation expense.

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

Segment Data

The Company operates in two reportable segments and reporting revenues by product line or geographic location is impracticable. Certain long-lived assets are held in the Philippines (refer to “Note 4 – Property and Equipment, Net” of our Notes to Consolidated Financial Statements). The criteria the Company used to identify its reporting segment are primarily the nature of the products the Company sells and the consolidated operating results that are regularly reviewed by the Company’s chief operating decision maker to assess performance and make operating decisions. We identified two reporting units, Base USAP, which is the core auto parts business, and AutoMD, an online automotive repair source, in accordance with ASC 280 Segment Reporting. There were no significant revenues generated from Auto MD. AutoMD incurred total expenses of $0.5 million each in the first quarter of 2013 and 2012, which are primarily related to depreciation and amortization expense of capitalized website and software development costs. Total assets for AutoMD were $2.3 million and $2.1 million as of March 30, 2013 and December 29, 2012, respectively, which are primarily related to capitalized website and software development costs.

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
Net sales	100.0%	100.0%
Cost of sales	69.8	69.5

Gross profit	30.2	30.5

Operating expenses:
Marketing	17.1	15.4
General and administrative	7.2	6.7
Fulfillment	8.2	6.8
Technology	2.3	1.8
Amortization of intangible assets	0.2	0.4

Total operating expenses	35.0	31.1

Loss from operations	(4.8)	(0.6)

Other income (expense):
Other income, net	—	—
Interest expense	(0.3)	(0.2)

Total other expense	(0.3)	(0.2)

Loss before income taxes	(5.1)	(0.8)
Income tax provision	—	0.1

Net loss	(5.1)%	(0.9)%

Thirteen Weeks Ended March 30, 2013 Compared to the Thirteen Weeks Ended March 31, 2012

Net Sales and Gross Margin

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012	$ Change	% Change
	(in thousands)
Net sales	$65,405	$87,436	$(22,031)	(25.2)%
Cost of sales	45,667	60,808	(15,141)	(24.9)%

Gross profit	$19,738	$26,628	$(6,890)	(25.9)%
Gross margin	30.2%	30.5%		(0.3)%

Net sales decreased $22.0 million, or 25.2%, for the first quarter of 2013 compared to the first quarter of 2012. Our net sales consisted of online sales, representing 89.6% of the total for the first quarter of 2013 (compared to 93.4% in the first quarter of 2012), and offline sales, representing 10.4% of the total for the first quarter of 2013 (compared to 6.6% in the first quarter of 2012). The net sales decrease was due to a decline of $23.0 million, or 28.2%, in online sales, partially offset by a $1.0 million, or 17.6%, increase in offline sales. Online sales decreased primarily due to a 23.2% reduction in unique visitors, a decline in average order value by 6.0% and a decrease of 1.5% in revenue capture. The decrease in unique visitors was due to the negative impact from customer traffic losses as a result of changes search engines have made to the algorithms that they use to optimize their search results. Also, our revenues were negatively impacted by the increased competition as described in further detail under “Executive Summary” above. Our offline sales, which consist of our Kool-Vue™ and wholesale operations, continued to show solid growth.

Gross profit decreased $6.9 million, or 25.9%, in the first quarter of 2013 compared to the first quarter of 2012. Gross margin rate decreased 0.3% to 30.2% in the first quarter of 2013 compared to 30.5% in the first quarter of 2012. Gross margin decreased in the first quarter of 2013 compared to the first quarter of 2012 primarily due to reduced margins from both online and offline sales. Gross margin was unfavorably impacted by increased competition as certain of our suppliers are now selling directly to consumers online.

Marketing Expense

	Thirteen Weeks Ended		$ Change	% Change
	March 30, 2013	March 31, 2012
	(in thousands)
Marketing expense	$11,191	$13,450	$(2,259)	(16.8)%
Percent of net sales	17.1%	15.4%		1.7%

Total marketing expense decreased $2.3 million, or 16.8%, for the first quarter of 2013 compared to the first quarter of 2012. Online advertising expense, which includes catalog costs, was $4.3 million, or 7.4%, of online sales compared to $6.1 million, or 7.4%, of online sales for the prior year period. Online advertising expense decreased primarily due to the reduction in our non-catalog online adverting expenses, which includes listing and placement fees paid to commercial and search engine websites, of $1.7 million or 30.6%. Marketing expense, excluding online advertising, was $6.9 million, or 10.5%, of net sales compared to $7.4 million, or 8.4%, of net sales for the prior year period.

General and Administrative Expense

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012	$ Change	% Change
	(in thousands)
General and administrative expense	$4,687	$5,870	$(1,183)	(20.2)%
Percent of net sales	7.2%	6.7%		0.5%

General and administrative expense decreased $1.1 million, or 20.2%, for the first quarter of 2013 compared to the first quarter of 2012. The decrease was primarily due to lower merchant fees of $0.5 million due to lower online sales compared to the prior year period. Additionally, depreciation and amortization expense decreased by $0.2 million compared to the prior year period due to certain assets that were fully depreciated.

Fulfillment Expense

	Thirteen Weeks Ended		$ Change	% Change
	March 30, 2013	March 31, 2012
	(in thousands)
Fulfillment expense	$5,381	$5,918	$(537)	(9.1)%
Percent of net sales	8.2%	6.8%		1.4%

Fulfillment expense decreased $0.5 million, or 9.1%, for the first quarter of 2013 compared to the first quarter of 2012. The decrease was primarily due to lower depreciation and amortization expense of $0.2 million and reduction in temporary labor due to lower revenues.

Technology Expense

	Thirteen Weeks Ended		$ Change	% Change
	March 30, 2013	March 31, 2012
	(in thousands)
Technology expense	$1,515	$1,536	$(21)	(1.4)%
Percent of net sales	2.3%	1.8%		0.5%

Technology expense in the first quarter of 2013 remained consistent at $1.5 million compared to the first quarter of 2012.

Amortization of Intangible Assets

	Thirteen Weeks Ended		$ Change	% Change
	March 30, 2013	March 31, 2012
	(in thousands)
Amortization of intangible assets	$106	$340	$(234)	(68.8)%
Percent of net sales	0.2%	0.4%		(0.2)%

Amortization of intangibles decreased $234,000, or 68.8%, for the first quarter of 2013 compared to the first quarter of 2012 due to certain acquired intangible assets that were impaired in the fourth quarter of 2012. We recorded impairment losses on certain intangible assets subject to amortization of $1.7 million, which reduced its net carrying amount to zero, in the fourth quarter of 2012.

Total Other Expense, Net

	Thirteen Weeks Ended		$ Change	% Change
	March 30, 2013	March 31, 2012
	(in thousands)
Other expense, net	$180	$178	$2	1.1%
Percent of net sales	0.3%	0.2%		0.1%

Total other expense, net increased $2,000, or 1.1%, for the first quarter of 2013 compared to the first quarter of 2012.

Income Tax Provision

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012	$ Change	% Change

	(in thousands)
Income tax provision	$21	$124	$(103)	(83.1)%
Percent of net sales	—%	0.1%		(0.1)%

For the thirteen weeks ended March 30, 2013 and March 31, 2012, the effective tax rate for the Company was (0.6)% and (18.7)%, respectively. The Company’s effective tax rate for the thirteen weeks ended March 30, 2013 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses. The Company’s effective tax rate for the thirteen weeks ended March 31, 2012 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses and the increase in deferred tax liabilities related to tax deductible indefinite-lived intangible assets.

Foreign Currency

The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations. See additional information in “Foreign Currency Risk” below in Item 3.

Liquidity and Capital Resources

Sources of Liquidity

During the thirteen weeks ended March 30, 2013, we funded our operations with cash and cash equivalents generated from operations, net proceeds from the issuance of Series A convertible preferred stock (“Series A Preferred”) and our credit facility. We had cash and cash equivalents of $1.3 million as of March 30, 2013, representing a $267,000 increase from $1.0 million of cash and cash equivalents as of December 29, 2012. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and debt financing, including the net proceeds from the issuance of Series A Preferred, sale of common stock in an offering under the Company’s shelf registration statement and the sale/leaseback of our property in LaSalle, Illinois, will be sufficient to finance our operational cash needs through at least the next twelve months.

As of March 30, 2013, we had $111,000 in short-term investments, comprised of mutual funds (refer to investment details in “Note 2 – Investments” of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of this report). Our April 2012 credit facility provides for a revolving commitment of up to $40 million subject to a borrowing base derived from certain of our receivables, inventory and property and equipment (see “Debt and Available Borrowing Resources” below). In April 2013, we used the net proceeds from the sale of our facility in LaSalle, Illinois to reduce our revolving loan payable. Refer to “Note13—Subsequent Events” of our Notes to Consolidated Financial Statements for additional details.

In May 2011, we filed a shelf registration statement covering the offer and sale of up to $200 million of common stock with the SEC. The shelf registration was declared effective by the SEC on August 10, 2011. The terms of any offering under our shelf registration statement will be determined at the time of the offering and disclosed in a prospectus supplement filed with the SEC. On March 27, 2013, the Company agreed to sell up to 2,050,000 shares of its common stock at a purchase price per share of $1.09 for aggregate proceeds to the Company of approximately $2.2 million in an offering under the Company’s shelf registration statement. The transaction closed on April 3, 2013 and the Company used the net proceeds to reduce its revolving loan payable. Refer to “Note13—Subsequent Events” of our Notes to Consolidated Financial Statements for additional details.

Working Capital

As of March 30, 2013 and December 29, 2012, our working capital was $41,000 and $(4.0) million, respectively. We expect the level of our working capital to increase primarily due to reduced revolving loan payable. In April 2013, we used the net proceeds from the issuance of common stock and the sale/leaseback of our facility in LaSalle, Illinois to reduce our revolving loan payable (refer to “Investing Activities” and “Financing Activities” below). We expect that other than the amounts to be paid within twelve months under the capital lease, the liability related to the present value of the expected lease payments will be classified as a non-current liability. Our credit facility consists of a five-year revolving loan with available funds of up to $40 million subject to a borrowing base derived from certain of our receivables, inventory and property and equipment (see further discussion in “Debt and Available Borrowing Resources” below). Our revolving loan does not require principal payments, however it is classified as current due to certain U.S. GAAP requirements (see “Debt and Available Borrowing Resources” below for further details). The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for thirteen weeks ended March 30, 2013 and March 31, 2012 (in thousands):

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
Net cash provided by (used in) operating activities	$1,339	$(220)
Net cash used in investing activities	(2,729)	(1,309)
Net cash provided by (used in) financing activities	1,660	(4)
Effect of exchange rate changes on cash	(3)	32

Net change in cash and cash equivalents	$267	$(1,501)

Operating Activities

Cash provided by operating activities is primarily comprised of net income (loss), adjusted for non-cash activities such as depreciation and amortization expense, amortization of intangible assets and share-based compensation expense. These non-cash adjustments represent charges reflected in net income (loss) and, therefore, to the extent that non-cash items increase or decrease our operating results, there will be no corresponding impact on our cash flows. Net loss adjusted for non-cash adjustments to operating activities was $0.9 million for the first quarter of 2013, compared to $4.1 million for the first quarter of 2012. After excluding the effects of the non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities.

•

Inventory decreased to $37.6 million at March 30, 2013 from $42.8 million at December 29, 2012, resulting in a decrease in operating assets and reflecting a cash inflow of $5.1 million for the thirteen weeks ended March 30, 2013. We expect the level of our inventory to continue to decrease over the next twelve months due to lower revenues. For the thirteen weeks ended March 31, 2012, cash inflow related to the change in inventory was $6.1 million.

•

Accounts payable and accrued expenses decreased to $32.5 million at March 30, 2013 compared to $38.5 million at December 29, 2012 resulting in a decrease in operating liabilities and reflecting a cash outflow of $6.2 million for the thirteen weeks ended March 30, 2013. Accounts payable and accrued expenses decreased primarily due to the decrease in accounts payable of $5.0 million. Accounts payable could fluctuate in future periods due to the amount of our revenues and the related purchases and the timing of our payments. For the thirteen weeks ended March 31, 2012, cash outflow related to the change in accounts payable and accrued expenses was $9.3 million.

Investing Activities

For the thirteen weeks ended March 30, 2013 and March 29, 2012, net cash used in investing activities was primarily the result of increases in property and equipment ($2.6 million and $2.4 million, respectively), which are mainly related to capitalized website and software development costs, partially offset from net proceeds received from the sales of our investments ($0 million and $1.1 million, respectively). We expect our capital expenditures to decrease over the next twelve months as we attempt to reduce capital expenditures to bolster our ability to satisfy our operational cash needs.

On April 17, 2013, our wholly-owned subsidiary, Whitney Automotive Group (“WAG”), Inc. sold our facility in LaSalle, Illinois for $9,750,000. The Company used the net proceeds of $9.6 million from this sale to reduce its revolving loan payable. Under the terms of the purchase and sale agreement, simultaneously with the execution of the purchase and sale agreement and the closing of the sale of the property, we entered into a lease agreement whereby we leased back the property for our continued use as an office, retail and warehouse facility for storage, sale and distribution of automotive parts, accessories and related items for 20 years commencing upon the execution of the lease and terminating on April 30, 2033. The Company’s initial base annual rent is $853,125 for the first year subject to an annual increase by the lesser of 1.5% or 1.25 times the change in the Consumer Price Index. We expect the lease to be accounted for as a capital lease and the $0.4 million excess of the net proceeds over the net carrying amount of the property will be amortized on a straight-line basis over the lease term of 20 years. Refer to “Note13—Subsequent Events” of our Notes to Consolidated Financial Statements for additional details.

Financing Activities

For the thirteen weeks ended March 30, 2013, net cash provided by financing activities was primarily due to net proceeds received from the issuance of Series A Preferred of $5.8 million, partially offset by the net payments made on debt, totaling $4.1 million (see further discussion in “Debt and Available Borrowing Resources” below). There was no material financing activities for the thirteen weeks ended March 31, 2012.

On March 25, 2013, the Company authorized the issuance of 4,149,997 shares of Series A Preferred and entered into a Securities Purchase Agreement pursuant to which the Company agreed to sell up to an aggregate of 4,149,997 shares of our Series A Preferred, $0.001 par value per share, at a purchase price per share of $1.45 for aggregate proceeds to the Company of approximately $6.0 million. On March 25, 2013, we sold 3,999,997 shares of Series A Preferred for aggregate proceeds of $5.8 million. On April 5, 2013, we sold the remaining 150,000 shares of Series A Preferred for aggregate proceeds of $217,500. We incurred issuance costs of approximately $0.8 million. The Company used the net proceeds from the sale of the Series A Preferred to reduce its revolving loan payable. Dividends on the Series A Preferred are payable quarterly at a rate of $0.058 per share per annum in cash, in shares of common stock or in any combination of cash and common stock as determined by the Company’s Board of Directors. Concurrent with the Company’s issuance of Series A Preferred, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan entered into a Second Amended Credit Agreement to allow the Company to pay cash dividends on the Series A Preferred in an aggregate amount of up to $400,000 per year and pay cash in lieu of issuing fractional shares upon conversion of or in payment of dividends on the Series A Preferred. Refer to “Note 6 – Borrowings” and “Note 7—Stockholders’ Equity and Share-Based Compensation” of our Notes to Consolidated Financial Statements for additional details.

On March 27, 2013, the Company agreed to sell up to 2,050,000 shares of its common stock at a purchase price per share of $1.09 for aggregate proceeds to the Company of approximately $2.2 million. The transaction closed on April 3, 2013 and the Company used the net proceeds to reduce its revolving loan payable. Refer to “Note13—Subsequent Events” of our Notes to Consolidated Financial Statements for additional details.

Debt and Available Borrowing Resources

Total debt (primarily comprised of a revolving loan payable of $12.1 million, discussed further below) was $12.2 million as of March 30, 2013, compared to $16.4 million as of December 29, 2012. The decrease was due to net debt payments we made to our revolving loan payable which were required in order to maintain a borrowing base sufficient to allow for continued borrowing under our loan (see further discussion below).

In April, 2012, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A., as sole lender and administrative agent entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving commitment in an aggregate principal amount of up to $40,000,000 (the “Credit Facility”), which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. The Credit Facility matures on April 26, 2017. The Company used the proceeds of the loans borrowed on the closing date to repay in full its previous credit facility with Silicon Valley Bank. In connection with the payoff of our previous credit facility, the Company recorded a loss on debt extinguishment of $360,000 which was comprised of a prepayment fee in the amount of $166,000, accelerated deferred financing costs in the amount of $185,000 and other direct expenses related to the previous debt. At March 30, 2013, our outstanding revolving loan balance was $12.1 million. The customary events of default under the Credit Facility include certain subjective acceleration clauses. Management has determined the likelihood of such acceleration is more than remote, considering the recurring losses experienced by the Company, therefore a current classification of our revolving loan payable in our consolidate balance sheet was required.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.50%, or (b) an “alternate base rate” minus an applicable margin of 0.50%. Each applicable margin as set forth in the prior sentence is subject to increase or decrease by 0.25% per annum based upon the Company’s fixed charge coverage ratio. At March 30, 2013, the Company’s LIBOR based interest rate was 2.0% (on $10 million principal) and the Company’s prime based rate was 3.0% (on $2.1 million principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.20% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than $6,000,000 at any time, as defined, and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $7,000,000 at all times. The Company’s excess availability was $12.1 million at March 30, 2013. On March 12, 2013, we entered into a first amendment to the previously entered Credit Agreement (“Amended Credit Agreement”). The Amended Credit Agreement includes an amendment to the definition of covenant testing trigger period to commence on any day that excess availability is less than $4 million solely during the period March 1, 2013 through and including April 15, 2013 and continuing until excess availability has been greater than or equal to $4 million solely during the period of March 1, 2013 through and including April 15, 2013 at all times for 45 consecutive calendar days. As of the date hereof, the cash dominion period has not been in effect; accordingly no principal payments are currently due. By amendment to the Credit Agreement, the Company, subject to the satisfaction of certain conditions, also has the right to request increases to the revolving commitments up to and above $60,000,000. The Company, to date, has not requested such increases. As of March 30, 2013, the Company was in compliance with all covenants under the Credit Agreement.

Our Credit Facility is subject to a borrowing base derived from certain of our receivables, inventory and property and equipment. In the event that components of the borrowing base are adversely affected for any reason, including adverse market conditions or downturns in general economic conditions, we could be restricted in the amount of funds we can borrow under the Credit Facility. Furthermore, in the event that components of the borrowing base decrease to a level below the amount of loans then-outstanding under the Credit Facility, we could be required to immediately repay loans to the extent of such shortfall. If we became unable to borrow under the Credit Facility, or are required to immediately repay loans under the Credit Facility, our liquidity and capital resources and ability to operate our business could be severely impacted, which would have a material adverse effect on our financial condition and results of operations. In those events, we may need to sell additional assets or seek additional equity or additional debt financing. There can be no assurance in those circumstances that we would be able to raise such additional financing or engage in such additional asset sales on acceptable terms, or at all. If we are not able to raise adequate additional financing or proceeds from additional asset sales to continue to fund our operations as planned in those circumstances, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations.

The Borrowers may voluntarily prepay the loans at any time without payment of a premium. The Borrowers are required to make mandatory prepayments of the loans (without payment of a premium) with net cash proceeds received upon the occurrence of certain “prepayment events,” which include certain sales or other dispositions of collateral, certain casualty or condemnation events, certain equity issuance or capital contributions, and the incurrence of certain debt. On April 17, 2013, the Company’s wholly-owned subsidiary, Whitney Automotive Group (“WAG”), Inc. closed the sale of its facility in LaSalle, Illinois for $9,750,000 pursuant to the purchase and sale agreement dated April 17, 2013 between WAG and STORE Capital Acquisitions, LLC. The Company used the net proceeds of $9.6 million from this sale to reduce its revolving loan payable. We expect the impact from this sale to be a net increase in our excess availability of $4.5 million. Refer to “Note 13—Subsequent Events” of our Notes to Consolidated Financial Statements for additional details.

Our Credit Facility requires us to satisfy certain financial covenants. These financial covenants and tests could limit our ability to react to market conditions or satisfy extraordinary capital needs and could otherwise restrict our financing and operations. Under the Credit Agreement, the Company is not required to maintain a minimum fixed charge coverage ratio, unless excess availability is less than $6,000,000, whereby a ratio of 1.0 to 1.0 will be required. If our excess availability is reduced to less than $6 million, we will not comply with the minimum fixed charge coverage ratio. If we are unable to satisfy the financial covenants and tests at any time, we may as a result cease being able to borrow under the Credit Facility or are required to immediately repay loans under the Credit Facility, our liquidity and capital resources and ability to operate our business could be severely impacted, which would have a material adverse effect on our financial condition and results of operations. In those events, we may need to sell additional assets or seek additional equity or additional debt financing or attempt to modify our existing Credit Agreement. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all.

See additional information in “Note 6 – Borrowings” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

Funding Requirements

Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing, including the net proceeds from the issuance of Series A Preferred, sale of common stock in an offering under the Company’s shelf registration statement and the sale/leaseback of our property in LaSalle, Illinois, will be sufficient to finance our operational cash needs through at least the next twelve months. Our Credit Facility provides a less restrictive asset-based funding limit, which gives us improved liquidity options at a lower cost of capital. Our future capital requirements may, however, vary materially from those now planned or anticipated. Changes in our operating plans, lower than anticipated net sales, increased expenses, continued or worsened economic conditions, worsening operating performance by us, or other events, including those described in “Risk Factors” included in Part II, Item 1A may force us to sell our existing assets and seek additional debt or equity financing in the future. We may need to issue additional common stock under our shelf registration, discussed above. There can be no assurance that we would be able to raise such additional financing or engage in such additional asset sales on acceptable terms, or at all. If we are not able to raise adequate additional financing or proceeds from additional asset sales, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The following table sets forth our contractual cash obligations and commercial commitments as of March 30, 2013:

	Payment Due By Period (in thousands)
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal payments on debt (1)	$12,125	$—	$—	$12,125	$—
Interest payments on long-term debt (2)	1,085	267	533	285	—
Operating lease obligations (3)	3,890	1,224	2,257	409	—
Capital lease obligations (4)	108	39	45	24	—

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

(2)

Amounts represent the expected interest cash payments relating to our revolving loan balance at March 30, 2013. The interest rates at March 30, 2013 were used to calculate the expected future interest payments.

(3)

Commitments under operating leases relate primarily to our leases on our principal facility in Carson, California, our distribution centers in Chesapeake, Virginia and Independence, Ohio, and our call center in the Philippines. Total operating lease commitments include payments due to a related party for one of our facilities leases in the amount of $62,000.

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

Recent Accounting Pronouncements

See “Note 1 – Summary of Significant Accounting Policies and Nature of Operations” of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of this report.

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

Our critical accounting policies are included in “ Note 1 – Summary of Significant Accounting Policies and Nature of Operations” of the Notes to Consolidated Financial Statements, included above in Part I, Item 1 of this report. There were no significant changes to our critical accounting policies during the thirteen weeks ended March 30, 2013. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations:

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

Interest Rate Risk. Our investment securities generally consist of mutual funds. As of March 30, 2013, our investments were comprised of $111,000 of investments in mutual funds that primarily hold debt securities.

As of March 30, 2013, we had a balance of $12.1 million outstanding under a revolving loan under our credit facility. The interest rate on this loan is computed based on a LIBOR and prime loan rate, adjusted by features specified in our loan agreement. At our debt level as of March 30, 2013, a 100 basis point increase in interest rates would not materially affect our earnings and cash flows. If, however, we are unable to meet the covenants in our loan agreement, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate. There can be no assurance that any renegotiated terms of credit would not materially impact our earnings. At March 30, 2013, our LIBOR based interest rate was 2.0% per annum (on $10.0 million principal) and our prime based rate was 3.0% per annum (on $2.1 million principal). Refer to additional discussion in Item 2, under the caption “Liquidity and Capital Resources – Debt and Available Borrowing Resources” and in “Note 6 – Borrowings” of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of this report.

Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. dollar weakens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. dollar strengthens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos, and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, a fluctuation of 10% in the Peso/U.S. dollar exchange rate would have had approximately a $0.3 million impact on our Philippine operating expenses for the thirteen weeks ended March 30, 2013. Our Canadian website sales are denominated in Canadian dollars; however, fluctuations in exchange rates from these operations are only expected to have a nominal impact on our operating results due to the relatively small number of sales generated in Canada. We believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.

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

ITEM 1A. Risk Factors

Our business is subject to a number of risks which are discussed below. Other risks are presented elsewhere in this report and in our other filings with the SEC. We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in the Annual Report on Form 10-K that we filed with the SEC on March 25, 2013. You should consider carefully the following risks in addition to the other information contained in this report and our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K, and any amendments thereto, before deciding to buy, sell or hold our common stock. If any of the following known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

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

Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. Search engines, shopping comparison sites and other online sources have in the past, and will continue to revise their algorithms from time to time in an attempt to optimize their search results. For example, since 2011, Google has released changes to Google’s search results ranking algorithm aimed to lower the rank of certain sites and return other sites near the top of the search results based upon the quality of the particular site as determined by Google. Google made additional updates throughout fiscal year 2012. We operate a multiple website platform that generally allows us to provide multiple search results for a particular algorithmic search, however Google is now limiting our display results to a single result from the algorithmic search. We were negatively impacted by the changes in methodology for how Google displayed or selected our different websites for customer search results, which reduced our unique visitor count and adversely affected our financial results. We expect declines in our unique visitors and our total number of orders to continue in 2013 as we address the challenges we are experiencing from Google’s changes in methodology. If other search engines, shopping comparison sites or similar online sources on which we rely for website traffic were to modify their general methodology for how they display or select our websites in a manner similar to the changes made by Google, or if Google continues to make changes to Google’s search results ranking algorithms that cause those algorithms to interact with our platform in a manner that continues to reduce our unique visitors, even fewer consumers may click through to our websites, and our financial results could be further adversely affected.

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

During fiscal 2012, we experienced a downward trend in our revenues and our net loss continued, and we expect the downward trend in our revenues and net loss to continue in 2013.

For fiscal year 2012, we experienced a decrease of 7% in net sales, as compared to the same period in 2011, and also had continued net loss during the same period. Overall, we expect these downward trends in our revenues and net loss to continue in 2013. If these trends continued it could severely impact our liquidity, as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If our expected downward trend in revenues and net loss continues for longer than we expect because our strategies to return to positive sales growth and profitability are not successful or otherwise, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.

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

Furthermore, our ability to satisfy our debt service obligations will depend, among other things, upon fluctuations in interest rates, our future operating performance and ability to refinance indebtedness when and if necessary. These factors depend partly on economic, financial, competitive and other factors beyond our control. We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures and general operating expenses. In addition, if we need to refinance our debt, or obtain additional debt financing or sell assets or equity to satisfy our debt service obligations, we may not be able to do so on commercially reasonable terms, if at all. If this were to occur, we may need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.

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

* If our intangible assets become impaired we may be required to record a significant charge to earnings.

We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered are changes in circumstances indicating that the carrying value of our intangible assets may not be recoverable include a decrease in future cash flows. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our intangible assets is determined, resulting in an impact on our results of operations. For example, during the fourth quarter of 2012 and 2011, we recorded an impairment charge on goodwill and intangible assets of $18.9 million and $5.6 million, respectively. During the fiscal year ended December 31, 2011, we incurred an impairment charge on intangible assets of $5.1 million.

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

We acquire substantially all of our products from manufacturers and distributors located in Taiwan, China and the United States. Our top ten suppliers represented 45.1% of our total product purchases during the thirteen weeks ended March 30, 2013. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. In addition, our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. In addition, the increasing consolidation among auto parts suppliers may disrupt or end our relationship with some suppliers, result in product shortages and/or lead to less competition and, consequently, higher prices. Furthermore, as part of our routine business, suppliers extend credit to us in connection with our purchase of their products. In the future, our suppliers may limit the amount of credit they are willing to extend to us in connection with our purchase of their products, if any. If this were to occur, it could impair our ability to acquire the types and quantities of products that we desire from the applicable suppliers on acceptable terms, severely impact our liquidity and capital resources, limit our ability to operate our business and could have a material adverse effect on our financial condition and results of operation.

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

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on our distributors to manage inventory, process orders and distribute those products to our customers in a timely manner. For the thirteen weeks ended March 30, 2013, our product purchases from two drop-ship suppliers represented 12.3% of our total product purchases. If we do not maintain our existing relationships with these suppliers and our other distributors on acceptable commercial terms, we will need to obtain other suppliers and may not be able to continue to offer a broad selection of merchandise at competitive prices, and our sales may decrease.

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

Additionally, we have experienced significant competitive pressure from our suppliers who are now selling their products directly to customers. Since our suppliers have access to merchandise at very low costs, they can sell products at lower prices and maintain higher gross margins on their product sales than we can. Our financial results have been negatively impacted by direct sales from our suppliers to our current and potential customers, and we expect our total number of orders and average order value to continue to decline in 2013 due to increased competition. Continued competition from suppliers of ours that are capable of maintaining high sales volumes and acquiring products at lower prices than us will continue to negatively impact our business and results of operations, including through reduced sales, lower operating margins, reduced profitability, loss of market share and diminished brand recognition. We are in the process of implementing several strategies to attempt to overcome the challenges created by our suppliers selling directly to our customers and potential customers, including by lowering our prices by increasing foreign sourced products and by improvements in our websites, which may not be successful. If these strategies are not successful, our operating results and financial conditions could be materially and adversely affected.

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

Risks Related To Our Capital Stock

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

Since the completion of our initial public offering in February 2007 through March 30, 2013, the trading price of our common stock has been volatile, ranging from a high of $12.61 per share to a low per share of $1.00. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operation.

Our executive officers and directors own a significant percentage of our stock.

As of March 30, 2013, our executive officers and directors and entities that are affiliated with them beneficially owned in the aggregate approximately 42.2% of our outstanding shares of common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to significantly influence our management and affairs and matters requiring stockholder approval including the election of our entire Board of Directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.

* The rights, preferences and privileges of our existing preferred stock may restrict our financial and operational flexibility.

In March 2013, our Board of Directors, under the authority granted by our Certificate of Incorporation, established a series of preferred stock, our Series A Convertible Preferred, which has various rights, preferences and privileges senior to the shares of our common stock. Dividends on the Series A Convertible Preferred are payable quarterly, subject to the satisfaction of certain conditions, at a rate of $0.058 per share per annum in cash, in shares of common stock or in any combination of cash and common stock as determined by our Board of Directors. While we may, at our election, subject to the satisfaction of certain conditions, pay any accrued but unpaid dividends on the Series A Convertible Preferred in either cash or in common stock, we may be unable to satisfy the requisite conditions for paying dividends in common stock and, under such circumstances, we will be required to pay such accrued but unpaid dividends in cash. In such circumstances, we will be required to use cash that would otherwise be used to fund our ongoing operations to pay such accrued but unpaid dividends. To the extent we do pay dividends in common stock, the ownership percentage of our common stockholders who are not holders of the Series A Convertible Preferred will be diluted. Our Series A Convertible Preferred is initially convertible for 4,149,997 shares of common stock, and to the extent that the Series A Convertible Preferred is converted, the ownership percentage of our common stockholders who are not converting holders of the Series A Convertible Preferred will be diluted.

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

While management has concluded that our internal controls over financial reporting continue to be effective as of March 30, 2013 (since management assessed the effectiveness as of December 29, 2012), we have in the past, and could in the future, have a significant deficiency or material weakness in our control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

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

We currently intend to retain any future earnings and do not expect to pay any cash dividends on our common stock for the foreseeable future.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference to the location indicated below:

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of U.S. Auto Parts Network, Inc. as filed with the Delaware Secretary of State on February 14, 2007 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

3.2	Amended and Restated Bylaws of U.S. Auto Parts Network, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

3.3	Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of U.S. Auto Parts Network, Inc. (incorporated by reference to the Current Report on Form 8-K filed on March 25, 2013)

4.1*	Specimen common stock certificate

10.1	First Amendment to Credit Agreement, dated March 8, 2013, by and between U.S. Auto Parts Network, Inc., certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to the Annual Report on Form 10-K for the year ended December 29, 2012)

10.2	Securities Purchase Agreement dated March 25, 2013 by and among U.S. Auto Parts Network, Inc. and the Purchasers listed therein (incorporated by reference to the Current Report on Form 8-K filed on March 25, 2013)

10.3	Second Amendment to Credit Agreement dated as of March 25, 2013 by and between U.S. Auto Parts Network, Inc., certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to the Current Report on Form 8-K filed on March 25, 2013)

10.4	Placement Agency Agreement dated March 27, 2013 by and between U.S. Auto Parts Network, Inc. and Roth Capital Partners, LLC (incorporated by reference to the Current Report on Form 8-K filed on March 28, 2013)

10.5	Common Stock Purchase Agreement dated March 27, 2013 by and among U.S. Auto Parts Network, Inc. and the investors listed therein (incorporated by reference to the Current Report on Form 8-K filed on March 28, 2013)

10.6	Purchase and Sale Agreement dated April 17, 2013 by and among Whitney Automotive Group, Inc. and STORE Capital Acquisitions, LLC (incorporated by reference to the Current Report on Form 8-K filed on April 23, 2013)

10.7	Lease Agreement dated April 17, 2013 by and among U.S. Auto Parts Network, Inc. and STORE Master Funding III, LLC (incorporated by reference to the Current Report on Form 8-K filed on April 23, 2013)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ♦	XBRL Instance Document

101.SCH ♦	XBRL Taxonomy Extension Schema Document

101.CAL ♦	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ♦	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ♦	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ♦	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the exhibit of the same number from the registration statement on Form S-1 of U.S. Auto Parts Network, Inc. (File No. 333-138379) initially filed with the Securities and Exchange Commission on November 2, 2006, as amended.
+	Indicates a management contract or compensatory plan or arrangement
♦	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2013	U.S. AUTO PARTS NETWORK, INC.

	By:	/s/ Shane Evangelist
Shane Evangelist
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David Robson
David Robson
Chief Financial Officer
(Principal Financial and Accounting Officer)