Form 10-Q
period 2013-06-29
U.S. Auto Parts Network, Inc.
filed 2013-08-06
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

As of August 1, 2013, the registrant had 33,218,657 shares of common stock outstanding, $0.001 par value.

U.S. AUTO PARTS NETWORK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2013

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, In Thousands, Except Par and Per Share Liquidation Value)

	June 29, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$851	$1,030
Short-term investments	118	110
Accounts receivable, net of allowances of $215 and $221 at June 29, 2013 and December 29, 2012, respectively	5,344	7,431
Inventory	34,181	42,727
Deferred income taxes	51	39
Other current assets	4,481	4,176

Total current assets	45,026	55,513
Property and equipment, net	21,009	28,559
Intangible assets, net	1,769	3,227
Other non-current assets	1,492	1,578

Total assets	$69,296	$88,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,611	$28,025
Accrued expenses	7,450	10,485
Revolving loan payable	3,269	16,222
Current portion of capital leases payable	148	70
Other current liabilities	3,967	4,738

Total current liabilities	34,445	59,540
Capital leases payable, net of current portion	9,437	70
Deferred income taxes	416	314
Other non-current liabilities	2,152	1,309

Total liabilities	46,450	61,233

Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; $1.45 per share liquidation value or aggregate of $6,017; 4,150 shares authorized; 4,150 and 0 shares issued and outstanding at June 29, 2013 and December 29, 2012, respectively	4	—
Common stock, $0.001 par value; 100,000 shares authorized; 33,209 and 31,128 shares issued and outstanding at June 29, 2013 and December 29, 2012, respectively	33	31
Additional paid-in-capital	167,924	159,781
Accumulated other comprehensive income	411	384
Accumulated deficit	(145,526)	(132,552)

Total stockholders’ equity	22,846	27,644

Total liabilities and stockholders’ equity	$69,296	$88,877

See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$67,889	$80,719	$133,294	$168,155
Cost of sales (1)	48,876	56,378	94,543	117,186

Gross profit	19,013	24,341	38,751	50,969

Operating expenses:
Marketing	11,186	12,978	22,377	26,428
General and administrative	4,678	4,714	9,365	10,584
Fulfillment	4,991	5,639	10,372	11,557
Technology	1,316	1,700	2,831	3,236
Amortization of intangible assets	107	341	213	681
Impairment loss on property and equipment	4,832	—	4,832	—
Impairment loss on intangible assets	1,245	—	1,245	—

Total operating expenses	28,355	25,372	51,235	52,486

Loss from operations	(9,342)	(1,031)	(12,484)	(1,517)

Other income (expense):
Other income, net	72	4	79	35
Interest expense	(228)	(181)	(415)	(390)
Loss on debt extinguishment	—	(360)	—	(360)

Total other expense, net	(156)	(537)	(336)	(715)

Loss before income taxes	(9,498)	(1,568)	(12,820)	(2,232)
Income tax provision	69	128	90	252

Net loss	(9,567)	(1,696)	(12,910)	(2,484)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	31	(3)	25	24
Unrealized gains on investments	2	4	2	29

Total other comprehensive income	33	1	27	53

Comprehensive loss	$(9,534)	$(1,695)	$(12,883)	$(2,431)

Basic and diluted net loss per share	$(0.29)	$(0.06)	$(0.40)	$(0.08)
Shares used in computation of basic and diluted net loss per share	33,119	30,651	32,130	30,644

(1)

Excludes depreciation and amortization expense which is included in marketing, general and administrative and fulfillment expense as described in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations” below.

See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, In Thousands)

	Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012
Operating activities
Net loss	$(12,910)	$(2,484)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	7,264	7,748
Amortization of intangible assets	213	681
Impairment loss on property and equipment	4,832	—
Impairment loss on intangible assets	1,245	—
Deferred income taxes	90	253
Share-based compensation expense	750	958
Stock awards issued for non-employee director service	21	32
Amortization of deferred financing costs	41	51
Loss on debt extinguishment	—	360
Loss from disposition of assets	—	4
Changes in operating assets and liabilities:
Accounts receivable	2,087	(1,566)
Inventory	8,546	3,018
Other current assets	(323)	(587)
Other non-current assets	144	—
Accounts payable and accrued expenses	(10,783)	(7,997)
Other current liabilities	(771)	(2,430)
Other non-current liabilities	490	294

Net cash provided by (used in) operating activities	936	(1,665)

Investing activities
Additions to property and equipment	(4,815)	(5,374)
Proceeds from sale of property and equipment	—	14
Cash paid for intangible assets	—	(16)
Proceeds from sale of marketable securities and investments	—	3,171
Purchases of marketable securities and investments	—	(7)
Purchases of company-owned life insurance	(106)	(166)

Net cash used in investing activities	(4,921)	(2,378)

Financing activities
Borrowings from revolving loan payable	10,187	16,561
Payments made on revolving loan payable	(23,140)	(3,653)
Proceeds from sale leaseback transaction	9,584	—
Payments made on long-term debt	—	(17,875)
Payment of debt extinguishment costs	—	(175)
Proceeds from issuance of Series A convertible preferred stock	6,017	—
Payment of issuance costs from Series A convertible preferred stock	(822)	—
Proceeds from issuance of common stock	2,235	—
Payment of issuance costs from common stock	(223)	—
Payments of debt financing costs	—	(345)
Payments on capital leases	(62)	(68)
Proceeds from exercise of stock options	22	43
Other	—	611

Net cash provided by (used in) financing activities	3,798	(4,901)

Effect of exchange rate changes on cash	8	14

Net change in cash and cash equivalents	(179)	(8,930)
Cash and cash equivalents, beginning of period	1,030	10,335

Cash and cash equivalents, end of period	$851	$1,405

Supplemental disclosure of non-cash investing and financing activities:
Accrued asset purchases	$1,046	$1,616
Property acquired under capital lease	—	104
Unrealized gain on investments	2	29
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$—	$—
Cash paid during the period for interest	367	293

See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, In Thousands, Except Per Share Data)

Note 1 – Summary of Significant Accounting Policies and Nature of Operations

U.S. Auto Parts Network, Inc. (including its subsidiaries) is a distributor of aftermarket auto parts and accessories and was established in 1995. The Company entered the e-commerce sector by launching its first website in 2000 and currently derives the majority of its revenues from online sales channels. The Company sells its products to individual consumers through a network of websites and online marketplaces. Through AutoMD.com, the Company educates consumers on maintenance and service of their vehicles. The site provides auto information, with tools for diagnosing car troubles, locating repair shops and do-it-yourself (“DIY”) repair guides. Our flagship websites are located at www.autopartswarehouse.com, www.jcwhitney.com, www.AutoMD.com and our corporate website is located at www.usautoparts.net. References to the “Company,” “we,” “us,” or “our” refer to U.S. Auto Parts Network, Inc. and its consolidated subsidiaries.

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

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of June 29, 2013 and the consolidated results of operations for the thirteen and twenty-six weeks ended June 29, 2013 and June 30, 2012, and cash flows for the twenty-six weeks ended June 29, 2013 and June 30, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company’s results of operations for the thirteen and twenty-six weeks ended June 29, 2013 are not necessarily indicative of those to be expected for the entire fiscal year. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 29, 2012, which was filed with the SEC on March 25, 2013.

During the thirteen and twenty six weeks ended June 29, 2013, the Company’s revenues declined by 15.9% and 20.7%, respectively, compared to the same periods in 2012. Additionally, the Company incurred a net loss of $9,567 and $12,910 for the thirteen and twenty six weeks ended June 29, 2013, after incurring net losses of $35,978 and $15,137 in fiscal years 2012 and 2011, respectively. Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months. However, we expect the downward trend in our revenues and net loss to continue in the second half of 2013. Should the downward trend worsen or continue in 2014, it could severely impact our liquidity as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell our assets or seek equity or additional debt financing in the future. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If our expected downward trend in revenues, and net loss continues for longer than we expect because our strategies to return to positive sales growth and profitability are not successful or otherwise, and if we are not able to raise adequate additional financing or proceeds from additional asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, but are not limited to, those related to revenue recognition, uncollectible receivables, valuation of inventory, valuation of deferred tax assets and liabilities, valuation of intangible assets and other long-lived assets, recoverability of software development costs, contingencies and share-based compensation expense that results from estimated grant date fair values and vesting of issued equity awards. Actual results could differ from these estimates.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value at June 29, 2013 and December 29, 2012 due to their short-term maturities. Marketable securities and investments are carried at fair value, as discussed below. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of our revolving loan payable, classified as current liability in our consolidated balance sheet, approximates its carrying amount because the interest rate is variable. If the Company’s revolving loan payable (see “Note 6 – Borrowings”) had been measured at fair value at June 29, 2013, it would be categorized in Level 2 of the fair value hierarchy, as the estimated value would be based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same or similar terms. Accordingly, financial instruments that are not measured at fair value include accounts receivable, accounts payable and debt. Refer to “Note 3 – Fair Value Measurements” for additional fair value information.

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

Other-Than-Temporary Impairment

All of the Company’s marketable securities and investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. No other-than-temporary impairment charges were recorded on any investments during the twenty-six week periods ended June 29, 2013 and June 30, 2012.

Inventory

Inventories consist of finished goods available-for-sale and are stated at the lower of cost or market value, determined using the first-in first-out (“FIFO”) method. The Company purchases inventory from suppliers both domestically and internationally, and routinely enters into supply agreements with U.S.–based suppliers and its primary drop-ship vendors. The Company believes that its products are generally available from more than one supplier and seeks to maintain multiple sources for its products, both internationally and domestically. The Company primarily purchases products in bulk quantities to take advantage of quantity discounts and to ensure inventory availability. Inventory is reported at the lower of cost or market, adjusted for slow moving, obsolete or scrap product. Inventory at June 29, 2013 and December 29, 2012 was $34,181 and $42,727, respectively, which included items in-transit to our warehouses, in the amount of $5,301 and $6,418, respectively.

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

Long-Lived Assets and Intangibles Subject to Amortization

The Company accounts for the impairment and disposition of long-lived assets, including intangibles subject to amortization, in accordance with ASC 360 Property, Plant and Equipment (“ASC 360”). Management assesses potential impairments whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. An impairment loss will result when the carrying value exceeds the undiscounted cash flows estimated to result from the use and eventual disposition of the asset or asset group. Impairment losses will be recognized in operating results to the extent that the carrying value exceeds the discounted future cash flows estimated to result from the use and eventual disposition of the asset or asset group. The Company continually uses judgment when applying these impairment rules to determine the timing of the impairment tests, undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset or asset group. The reasonableness of our judgments could significantly affect the carrying value of our long-lived assets. During the second quarter of 2013, the Company recognized an impairment loss on property and equipment and intangible assets subject to amortization of $4,832 and $1,245, respectively. No such charges were recorded during the twenty-six weeks ended June 30, 2012. During the fourth quarter of 2012, the Company recognized an impairment loss on property and equipment and intangible assets subject to amortization of $1,960 and $1,745, respectively. If cash flows deteriorate, or if cash flows do not improve and additions to property and equipment continue at their current levels, it may result to future impairments. Refer to “Note 3 – Fair Value Measurements,” “Note 4 – Property and Equipment, Net “ and “Note 5 – Intangible Assets” for further details.

Revenue Recognition

The Company recognizes revenue from product sales and shipping revenues, net of promotional discounts and return allowances, when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, both title and risk of loss or damage have transferred, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. The Company retains the risk of loss or damage during transit, therefore, revenue from product sales is recognized at the delivery date to customer, not upon shipment. Return allowances, which reduce product revenue by the Company’s best estimate of expected product returns, are estimated using historical experience.

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

Warranty Costs

The Company or the vendors supplying its products provide the Company’s customers limited warranties on certain products that range from 30 days to lifetime. In most cases, the Company’s vendors are the party primarily responsible for warranty claims. Standard product warranties sold separately by the Company are recorded as deferred revenue and recognized ratably over the life of the warranty, ranging from one to five years. The Company also offers extended warranties that are imbedded in the price of selected private label products we sell. The product brands that include the extended warranty coverage are offered at three different service levels: (a) a five year unlimited product replacement, (b) a five year one-time product replacement, and (c) a three year one-time product replacement. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on each product’s historical return rate and historical warranty cost. The standard and extended warranty obligations are recorded as warranty liabilities and included in other current liabilities in the consolidated balance sheets. For the twenty-six weeks ended June 29, 2013 and June 30, 2012, the activity in our aggregate warranty liabilities was as follows:

	June 29, 2013	June 30, 2012
Warranty liabilities, beginning of period	$282	$384
Adjustments to preexisting warranty liabilities	(79)	(232)
Additions to warranty liabilities	89	157
Reductions to warranty liabilities	(29)	(73)

Warranty liabilities, end of period	$263	$236

Marketing Expense

Marketing costs, including advertising, are expensed as incurred. The majority of advertising expense is paid to internet search engine service providers and internet commerce facilitators. For the thirteen weeks ended June 29, 2013 and June 30, 2012, the Company recognized advertising costs of $4,571 and $5,241, respectively. For the twenty-six weeks ended June 29, 2013 and June 30, 2012, the Company recognized advertising costs of $8,908 and $11,321, respectively. Marketing costs also include depreciation and amortization expense and share-based compensation expense.

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

Interest Expense

Interest expense consists primarily of interest expense on our outstanding loan balance, deferred financing cost amortization, and interest from capital lease obligations.

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

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of June 29, 2013, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.

Taxes Collected from Customers and Remitted to Governmental Authorities

We present taxes collected from customers and remitted to governmental authorities in accordance with the guidance on ASC 605-45-50-3 How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement, (That Is, Gross versus Net Presentation), on a net basis.

Leases

The Company analyzes lease agreements for operating versus capital lease treatment in accordance with ASC 840 Leases. Rent expense for leases designated as operating leases is expensed on a straight-line basis over the term of the lease. For capital leases, the present value of future minimum lease payments at the inception of the lease is reflected as a capital lease asset and a capital lease payable in the consolidated balance sheets. Amounts due within one year are classified as current liabilities and the remaining balance as non-current liabilities.

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

Segment Data

The Company operates in two reportable segments and reporting revenues by product line or geographic location is impracticable. Certain long-lived assets are held in the Philippines (refer to “Note 4 – Property and Equipment, Net”). The criteria the Company used to identify its reporting segments are primarily the nature of the products the Company sells and the consolidated operating results that are regularly reviewed by the Company’s chief operating decision maker to assess performance and make operating decisions. We identified two reporting units, Base USAP, which is the core auto parts business, and AutoMD, an online automotive repair source, in accordance with ASC 280 Segment Reporting. There have been no significant revenues generated from AutoMD. AutoMD incurred total expenses of $631 and $571 during the thirteen weeks ended June 29, 2013 and June 30, 2012, respectively. AutoMD incurred total expenses of $1,217 and $1,108 during the twenty-six weeks ended June 29, 2013 and June 30, 2012, respectively, which are primarily related to depreciation and amortization expense of capitalized website and software development costs. Total assets for AutoMD were $2,502 and $2,059 as of June 29, 2013 and December 29, 2012, respectively, which are primarily related to capitalized website and software development costs.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02 to improve the reporting reclassifications out of accumulated other comprehensive income of various components. The guidance requires presentation of significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification either parenthetically on the face of the financial statements or in the notes. The Company adopted the provisions of ASU 2013-02 beginning fiscal year 2013. The adoption of the amendments did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this ASU require an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. An entity is required to apply the amendments effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company will evaluate the impact of the amendments to the Company’s consolidated financial statements.

Note 2 – Investments

As of June 29, 2013 the Company held the following securities and investments, recorded at fair value:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Mutual funds (1)	$118	$—	$—	$118

As of December 29, 2012, the Company held the following securities and investments, recorded at fair value:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Mutual funds (1)	$110	$—	$—	$110

(1)

Mutual funds are classified as short-term investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.

Proceeds from the sale of available-for-sale securities are disclosed separately in the accompanying consolidated statements of cash flow. For the twenty-six weeks ended June 29, 2013, there was no sale of available-for-sale securities. For the twenty-six weeks ended June 30, 2012, the Company recognized a realized loss of $4 from the sale of mutual funds.

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

Financial Assets Valued on a Recurring Basis

As of June 29, 2013 and December 29, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s financial instruments, including cash and cash equivalents and investments. The following table represents our fair value hierarchy and the valuation techniques used for financial assets measured at fair value on a recurring basis:

	As of June 29, 2013
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Cash and cash equivalents (1)	$851	$851	$—	$—	(a)
Investments – mutual funds (2)	118	118	—	—	(a)

	$969	$969	$—	$—

	As of December 29, 2012
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Cash and cash equivalents (1)	$1,030	$1,030	$—	$—	(a)
Investments – mutual funds (2)	110	110	—	—	(a)

	$1,140	$1,140	$—	$—

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

During the twenty-six weeks ended June 29, 2013 and June 30, 2012, there were no transfers into or out of Level 1 and Level 2 assets.

Non-Financial Assets Valued on a Non-Recurring Basis

The Company’s long-lived assets, including intangible assets subject to amortization, are measured at fair value on a non-recurring basis. These assets are measured at cost but are written-down to fair value, if necessary, as a result of impairment.

During the second quarter of 2013, the Company identified adverse events related to the Company’s overall financial performance, including the continued downward trend in the Company’s revenues and gross margin, and a sustained decline in the Company’s share price, that would more likely than not reduce the fair value of the Company’s long-lived assets below its carrying amount. The Company performed its impairment testing of long-lived assets, including intangible assets subject to amortization, in accordance with ASC 360 Property, Plant and Equipment.

The Company measures its non-financial assets at fair value on a non-recurring basis considering the following valuation techniques based on the Company’s evaluation of the circumstances:

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

The following table represents the fair value measurements for assets measured on a non-recurring basis as of the Company’s impairment testing date, June 29, 2013 (in thousands):

	Fair Value	Impairment Charge	Valuation Techniques	Fair Value Hierarchy
Assets:
Internally developed software	5,975	4,832	(b)	Level 3

Property and equipment		4,832

Product design intellectual property	1,037	838	(b)	Level 3
Domain name	515	348	(b)	Level 3
Trade names—WAG	217	59	(b)	Level 3

Intangible assets		1,245

Total impairment loss		$6,077

For the period ended June 29, 2013, total impairment loss was $6,077. The Company recorded impairment losses on property and equipment and intangible assets of $4,832 and $1,245, respectively. The fair value measurements are categorized as Level 3 of the fair value hierarchy, as the Company developed its own assumptions and analysis to determine if such assets were impaired. Refer to “Note 1 – Summary of Significant Accounting Policies and Nature of Operations,” “Note 4 – Property and Equipment, Net” and “Note 5 –Intangible Assets” for additional details.

Note 4 – Property and Equipment, Net

The Company’s fixed assets are stated at cost less accumulated depreciation, amortization and impairment. Depreciation and amortization expense are provided for in amounts sufficient to relate the cost of depreciable and amortizable assets to operations over their estimated service lives. Depreciation and amortization expense for the thirteen weeks ended June 29, 2013 and June 30, 2012 was $3,626 and $4,001, respectively, including amortization expense of $79 for the thirteen weeks ended June 29, 2013 for capital leased assets related to the LaSalle, Illinois facility (see sale-leaseback discussion below for details). Depreciation and amortization expense for the twenty-six weeks ended June 29, 2013 and June 30, 2012 was $7,264 and $7,748, respectively, including amortization expense of $79 for the twenty-six weeks ended June 29, 2013 for capital leased assets related to the LaSalle, Illinois facility. The cost and related accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings.

The Company accounts for the impairment of property and equipment in accordance with ASC 360. During the second quarter of 2013, the Company identified adverse events related to the Company’s overall financial performance, including accelerating downward trend in the Company’s revenues and gross margin, which indicate that the carrying amount of certain property and equipment may not be recoverable. Given the indicators of impairment, the Company utilized the Royalty Savings method in determining the fair values. Based on its analysis, the Company recognized an impairment loss on internally developed software of $4,832. Any future decline in the fair value of an asset group could result in future impairments. The Company did not recognize any impairment loss on property and equipment for the twenty-six weeks ended June 30, 2012. Refer to “Note 1- Summary of Significant Accounting Policies and Nature of Operations” and “Note 3 – Fair Value Measurements” for additional details.

Property and equipment consisted of the following at June 29, 2013 and December 29, 2012:

	June 29, 2013	December 29, 2012
Land	$630	$630
Building	8,877	10,680
Machinery and equipment	13,208	13,249
Computer software (purchased and developed) and equipment	51,471	46,884
Vehicles	264	261
Leasehold improvements	2,022	2,364
Furniture and fixtures	1,107	1,131
Construction in process	2,495	3,043

	80,074	78,242
Less accumulated depreciation, amortization and impairment	(59,065)	(49,683)

Property and equipment, net	$21,009	$28,559

On April 17, 2013, the Company’s wholly-owned subsidiary, Whitney Automotive Group, Inc. (“WAG”) closed the sale of its facility in LaSalle, Illinois for $9,750 pursuant to a purchase and sale agreement dated April 17, 2013 between WAG and STORE Capital Acquisitions, LLC. The Company used the net proceeds of $9,507 from this sale to reduce its revolving loan payable. Under the terms of the purchase and sale agreement, simultaneously with the execution of the purchase and sale agreement and the closing of the sale of the property, the Company entered into a lease agreement with STORE Master Funding III, LLC (“STORE”) whereby we leased back the property for our continued use as an office, retail and warehouse facility for storage, sale and distribution of automotive parts, accessories and related items for 20 years commencing upon the execution of the lease and terminating on April 30, 2033. The related assets represent the amounts included in land and building in the summary above. The Company’s initial base annual rent is $853 for the first year (“Base Rent Amount”), after which the rental amount will increase annually on May 1 by the lesser of 1.5% or 1.25 times the change in the Consumer Price Index as published by the U.S. Department of Labor’s Bureau of Labor Statistics, except that in no event will the adjusted annual rental amount fall below the Base Rent Amount. We were not required to pay any security deposit. Under the terms of the lease, we are required to pay all taxes associated with the lease, pay for any required maintenance on the property, maintain certain levels of insurance and indemnify STORE for losses incurred that are related to our use or occupancy of the property. The lease was accounted for as a capital lease and the $376 excess of the net proceeds over the net carrying amount of the property is amortized in interest expense on a straight-line basis over the lease term of 20 years. As of June 29, 2013, the carrying value of the capital leased asset included in property and equipment, net was $9,428.

Construction in process primarily relates to the Company’s internally developed software (refer to caption “Website and Software Development Costs” in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations”). Certain of the Company’s net property and equipment were located in the Philippines as of June 29, 2013 and December 29, 2012, in the amount of $739 and $1,042, respectively.

Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes, at rates based on the following estimated useful lives:

Years
Machinery and equipment	2 - 5
Computer software (purchased and developed)	2 - 3
Computer equipment	2 - 5
Vehicles	3 - 5
Leasehold improvements*	3 - 5
Furniture and fixtures	3 - 7
Land and building subject to capital lease	20

*	The estimated useful life is the lesser of 3-5 years or the lease term.

Note 5 – Intangible Assets

Intangible assets consisted of the following at June 29, 2013 and December 29, 2012:

		June 29, 2013			December 29, 2012
	Useful Life	Gross Carrying Amount	Accumulated Amort. and Impairment	Net Carrying Amount	Gross Carrying Amount	Accum. Amort. and Impairment	Net Carrying Amount
Intangible assets subject to amortization:
Websites	5 years	$—	$—	$—	$2,035	$(2,035)	$—
Internet platform intellectual property	10 months	—	—	—	4,300	(4,300)	—
Product design intellectual property (1)	4 years	2,750	(1,713)	1,037	2,750	(722)	2,028
Customer relationships	4 years	—	—	—	2,050	(2,050)	—
Assembled workforce	7 years	—	—	—	512	(512)	—
Favorable lease	2.5 years	—	—	—	78	(78)	—
Domain and trade names (2)	10 years	1,199	(467)	732	5,067	(3,868)	1,199

Total		$3,949	$(2,180)	$1,769	$16,792	$(13,565)	$3,227

(1)	During the second quarter of 2013, based on the impairment analysis, the Company changed its estimated useful life for product design and intellectual property from 9 years to 4 years.
(2)

Prior to the fourth quarter of 2012, domain and trade names had an indefinite useful life. During the fourth quarter of 2012, after an impairment charge was recognized, the gross carrying amount was based on the fair value of the domain and trade names and the Company determined an estimated useful life of 10 years.

During the second quarter of 2013, the Company recognized impairment losses on product design intellectual property and certain domain and trade names for $838 and $407, respectively. The impairment charges were primarily the result of lower sales and gross margin. Given the indicators of impairment, the Company utilized the Royalty Savings method in determining the fair values. The decrease in future cash flows resulted in these assets being impaired, as their carrying values exceeded the fair value. The Company did not recognize impairment loss on product design intellectual property and domain and trade names for the twenty-six weeks ended June 30, 2012. Refer to “Note 1- Summary of Significant Accounting Policies and Nature of Operations” and “Note 3 – Fair Value Measurements” for additional details.

Intangible assets subject to amortization are expensed on a straight-line basis. Amortization expense relating to intangibles assets for the thirteen weeks ended June 29, 2013 and June 30, 2012 was $107 and $341, respectively. Amortization expense relating to intangibles assets for the twenty-six weeks ended June 29, 2013 and June 30, 2012 was $213 and $681, respectively.

The following table summarizes the future estimated annual amortization expense for these assets over the next five years:

2013	$168
2014	336
2015	336
2016	336
2017	207
Thereafter	386

Total	$1,769

Note 6 – Borrowings

On April 26, 2012, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A., as sole lender and administrative agent entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving commitment in an aggregate principal amount of up to $40,000 (the “Credit Facility”), which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. The Credit Facility matures on April 26, 2017. The Company used the proceeds of the loans borrowed on the closing date to repay in full its previous credit facility with Silicon Valley Bank. At June 29, 2013, our outstanding revolving loan balance was $3,269. The customary events of default under the Credit Facility (discussed below) include certain subjective acceleration clauses, which management has determined the likelihood of such acceleration is more than remote, considering the recurring losses experienced by the Company, therefore a current classification of our revolving loan payable was required. Upon the satisfaction of certain conditions, the Borrowers have the right to increase the revolving commitments up to and above $60,000. Borrowers may make a maximum of three such requests in a minimum amount of $5,000 each. Upon approval of such an increase, the aggregate revolving commitment amount will be revised and the Credit Agreement amended as appropriate. The Company, to date, has not requested such increases.

On August 2, 2013, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan entered into a third amendment to the Credit Agreement (“Third Amended Credit Agreement”) amending the Credit Agreement to, among other things, reduce the revolving commitment in an aggregate principal amount of up to $20,000 and upon satisfaction of certain conditions, the Borrowers have the right to increase the revolving commitments up to and above $40,000.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.50%, or (b) an “alternate base rate” minus an applicable margin of 0.50%. Each applicable margin as set forth in the prior sentence is subject to increase or decrease by 0.25% per annum based upon the Company’s fixed charge coverage ratio. At June 29, 2013, the Company’s LIBOR based interest rate was 2.0% (on $2,000 principal) and the Company’s prime based rate was 3.0% (on $1,269 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.20% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than $6,000 at any time, as defined, and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $7,000 at all times. The Company’s excess availability was $11,446 at June 29, 2013. On March 12, 2013, we entered into a first amendment to the Credit Agreement (“First Amended Credit Agreement”). The First Amended Credit Agreement includes an amendment to the definition of covenant testing trigger period to commence on any day that excess availability is less than $4,000 solely during the period March 1, 2013 through and including April 15, 2013 and continuing until excess availability has been greater than or equal to $4,000 solely during the period of March 1, 2013 through and including April 15, 2013 at all times for 45 consecutive calendar days. As of the date hereof, the cash dominion period has not been in effect; accordingly no principal payments are currently due.

Certain of the Company’s wholly-owned domestic subsidiaries are co-borrowers (together with the Company, the “Borrowers”) under the Credit Agreement, and certain other wholly-owned domestic subsidiaries are guarantors (the “Guarantors” and, together with the Borrowers, the “Loan Parties”) under the Credit Agreement. The Borrowers and the Guarantors are jointly and severally liable for the Borrowers’ obligations under the Credit Agreement. The Loan Parties’ obligations under the Credit Agreement are secured, subject to customary permitted liens and certain exclusions, by a perfected security interest in (a) all tangible and intangible assets and (b) all of the capital stock owned by the Loan Parties (limited, in the case of foreign subsidiaries, to 65% of the capital stock of such foreign subsidiaries). The Borrowers may voluntarily prepay the loans at any time without payment of a premium. The Borrowers are required to make mandatory prepayments of the loans (without payment of a premium) with net cash proceeds received upon the occurrence of certain “prepayment events,” which include certain sales or other dispositions of collateral, certain casualty or condemnation events, certain equity issuances or capital contributions, and the incurrence of certain debt.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, fundamental changes, investments, dispositions, prepayment of other indebtedness, mergers, and dividends and other distributions. Concurrent with the Company’s issuance of Series A Convertible Preferred Stock (“Series A Preferred”), the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan entered into a second amendment to the Credit Agreement (“Second Amended Credit Agreement”) amending the Credit Agreement to, among other things, allow the Company to pay cash dividends on the Series A Preferred in an aggregate amount of up to $400 per year and pay cash in lieu of issuing fractional shares upon conversion of or in payment of dividends on the Series A Preferred, each subject to certain restrictions set forth in the Second Amended Credit Agreement but without having to satisfy certain other conditions that would have otherwise applied to the payment of such dividends.

Under the Credit Agreement, the Company is not required to maintain a minimum fixed charge coverage ratio, unless excess availability is less than $6,000, as defined, whereby a ratio of 1.0 to 1.0 will be required. Events of default under the Credit Agreement include: failure to timely make payments due under the Credit Agreement; material misrepresentations or misstatements under the Credit Agreement and other related agreements; failure to comply with covenants under the Credit Agreement and other related agreements; certain defaults in respect of other material indebtedness; insolvency or other related events; certain defaulted judgments; certain ERISA-related events; certain security interests or liens under the loan documents cease to be, or are challenged by the Company or any of its subsidiaries as not being, in full force and effect; any loan document or any material provision of the same ceases to be in full force and effect; and certain criminal indictments or convictions of any Loan Party. As of June 29, 2013, the Company was in compliance with all covenants under the Credit Agreement.

As of June 29, 2013, the Company had total capital leases payable of $9,585. The present value of the net minimum payments on capital leases as of June 29, 2013 is as follows:

June 29, 2013
Total minimum lease payments	$19,687
Less amount representing interest	(10,102)

Present value of net minimum lease payments	9,585
Current portion of capital leases payable	(148)

Capital leases payable, net of current portion	$9,437

Note 7 – Stockholders’ Equity and Share-Based Compensation

Common Stock

The Company has 100,000 shares of common stock authorized. We have never paid cash dividends on our common stock. The following issuances of common stock were made during the twenty-six weeks ended June 29, 2013:

•	The Company issued 17 shares of common stock from option exercises under its various share-based compensation plans, as discussed below.

•	14 shares of common stock were awarded and issued to one non-employee member of the Board of Directors for service fees earned in the aggregate amount of $21.

•

In March 2013, the Company entered into a Common Stock Purchase Agreement with William Blair & Company, LLC pursuant to which U.S. Auto Parts agreed to sell up to 2,050 shares of its common stock at a purchase price per share of $1.09 for aggregate proceeds to the Company of approximately $2,235. The transaction closed on April 3, 2013 and the Company incurred issuance costs of approximately $223. The Company used the net proceeds to reduce its revolving loan payable.

Series A Convertible Preferred Stock

On March 25, 2013, the Company authorized the issuance of 4,150 shares of Series A Preferred and entered into a Securities Purchase Agreement pursuant to which the Company agreed to sell up to an aggregate of 4,150 shares of our Series A Preferred, $0.001 par value per share at a purchase price per share of $1.45 for aggregate proceeds to the Company of approximately $6,017. On March 25, 2013, we sold 4,000 shares of Series A Preferred for aggregate proceeds of $5,800. On April 5, 2013, we sold the remaining 150 shares of Series A Preferred for aggregate proceeds of $217. The Company incurred issuance costs of approximately $822 and used the net proceeds from the sale of the Series A Preferred to reduce its revolving loan payable.

Each share of Series A Preferred is convertible into shares of our common stock at the initial conversion price of $1.45 per share or one share of common stock for each share of Series A Preferred. The conversion price will be adjusted for certain non-price based events, such as dividends and distributions on the common stock, stock splits, combinations, recapitalizations, reclassifications, mergers, or consolidations. If not previously converted by the holder, the Series A Preferred will automatically convert to common stock if the volume weighted average price for the common stock for any 30 consecutive trading days is equal to or exceeds $4.35 per share. The shares that would be issued if the contingently convertible Series A Preferred were converted are excluded from the calculation of diluted earnings per share due to the Company’s net loss position for the thirteen and twenty-six weeks ended June 29, 2013 (refer to “Note 8 – Net Loss Per Share” for anti-dilutive securities).

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

Dividends on the Series A Preferred are payable quarterly at a rate of $0.058 per share per annum in cash, in shares of common stock or in any combination of cash and common stock as determined by the Company’s Board of Directors. Certain conditions are required to be satisfied in order for the Company to pay dividends on the Series A Preferred in shares of common stock, including (i) the common stock being registered pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934, as amended, (ii) the common stock being issued having been approved for listing on a trading market and (iii) the common stock being issued either being covered by an effective registration statement or being freely tradable without restriction under Rule 144 (subject to certain exceptions). The Series A Preferred shall each be entitled to one vote per share for each share of common stock issuable upon conversion thereof (excluding from any such calculation any dividends accrued on such shares) and shall vote together with the holders of common stock as a single class on any matter on which the holders of common stock are entitled to vote. In addition, the Company must obtain the consent of holders of at least a majority of the then outstanding Series A Preferred in connection with (a) any amendment, alteration or repeal of any provision of the certificate of incorporation or bylaws of the Company as to adversely affect the preferences, rights or voting power of the Series A Preferred, or (b) the creation, authorization or issuance of any additional Series A Preferred or any other class or series of capital stock of the Company ranking senior to or on parity with the Series A Preferred or any security convertible into, or exchangeable or exercisable for Series A Preferred or any other class or series of capital stock of the Company ranking senior to or on parity with the Series A Preferred. Concurrent with the Company’s issuance of Series A Preferred, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan entered into a Second Amended Credit Agreement to allow the Company to pay cash dividends on the Series A Preferred in an aggregate amount of up to $400 per year and pay cash in lieu of issuing fractional shares upon conversion of or in payment of dividends on the Series A Preferred (refer to “Note 6 – Borrowings” of our Notes to Consolidated Financial Statements for additional details). At June 29, 2013, we accrued a dividend on the Series A Preferred of $64. Such amount in cash dividends was paid on July 1, 2013.

Share-Based Compensation Plan Information

The Company adopted the 2007 Omnibus Incentive Plan (the “2007 Omnibus Plan”) in January 2007, which became effective on February 8, 2007, the effective date of the registration statement filed in connection with the Company’s initial public offering. Under the 2007 Omnibus Plan, the Company was previously authorized to issue 2,400 shares of common stock, under various instruments to eligible employees and non-employees of the Company, plus an automatic annual increase on the first day of each of the Company’s fiscal years beginning on January 1, 2008 and ending on January 1, 2017 equal to (i) the lesser of (A) 1,500 shares of common stock or (B) five percent (5%) of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock as determined by the Company’s Board of Directors. Options granted under the 2007 Omnibus Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must be equal to 100% of the fair market value on the date of grant. The 2007 Omnibus Plan also provides for automatic grant of options to purchase common stock and common stock awards to non-employee directors. As of June 29, 2013, 2,094 shares were available for future grants under the 2007 Omnibus Plan.

The Company adopted the 2007 New Employee Incentive Plan (the “2007 New Employee Plan”) in October 2007. Under the 2007 New Employee Plan, the Company is authorized to issue 2,000 shares of common stock under various instruments solely to new employees. Options granted under the 2007 New Employee Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must not be less than 100% of the fair market value on the date of grant. As of June 29, 2013, 782 shares were available for future grants under the 2007 New Employee Plan.

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

The following table summarizes the Company’s stock option activity for the twenty-six weeks ended June 29, 2013, and details regarding the options outstanding and exercisable at June 29, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Options outstanding, December 29, 2012	7,428	$5.13	6.23
Granted	30	$1.28
Exercised	(17)	$1.31
Expired	(77)	$4.71
Forfeited	(174)	$3.31

Options outstanding, June 29, 2013	7,190	$5.17	5.63	$—
Vested and expected to vest at June 29, 2013	6,986	$5.20	5.54	$—
Options exercisable, June 29, 2013	6,099	$5.19	5.14	$—

(1)

These amounts represent the difference between the exercise price and the closing price of U.S. Auto Parts Network, Inc. stock on June 29, 2013 as reported on the NASDAQ National Market, for all options outstanding that have an exercise price currently below the closing price.

The weighted-average fair value of options granted during the twenty-six weeks ended June 29, 2013 and June 30, 2012 was $0.80 and $2.65, respectively. The intrinsic value of stock options at the date of the exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During the twenty-six weeks ended June 29, 2013 and June 30, 2012, the total intrinsic value of the exercised options was $4 and $52, respectively. The Company had $1,399 of unrecognized share-based compensation expense related to stock options outstanding as of June 29, 2013, which expense is expected to be recognized over a weighted-average period of 2.29 years.

Warrants

On May 5, 2009, the Company issued warrants to purchase up to 30 shares of common stock at an exercise price of $2.14 per share, which warrants terminate seven years after their grant date. The warrants were issued in connection with the financial advisory services provided by a consultant to the Company. The warrants vested in thirty-six equal monthly increments of 0.83 shares each on the last calendar day of each calendar month commencing May 5, 2009. The grant date fair value of these warrants issued on May 5, 2009 was $1.09 per share. Accordingly, these non-employee equity instruments were re-measured as they vested over the requisite service period. These warrants became fully vested during the second quarter of 2012, in which the final re-measured fair value was $3.14 per share.

On April 27, 2010, the Company issued additional warrants to purchase up to 20 shares of common stock at an exercise price of $8.32 per share, to the same consultant in connection with the financial advisory services provided to the Company. The warrants terminate seven years after their grant date. The warrants vested in twenty-four equal monthly increments of 0.83 shares each on the last calendar day of each calendar month commencing April 27, 2010. The grant date fair value of the additional warrants issued on April 27, 2010 was $2.12 per share. Accordingly, these non-employee equity instruments were re-measured as they vested over the requisite service period. These warrants became fully vested during the quarter ended March 31, 2012, in which the final re-measured fair value was $1.42 per share.

The Company determined the fair value of the warrants at the date of grant, and upon the re-measurement dates, using the Black-Scholes option pricing model based on the fair value of the underlying common stock, the exercise price, remaining contractual term, risk-free rate and expected volatility. No warrants were exercised during the fiscal year 2013. As of June 29, 2013, warrants to purchase 50 shares of common stock were outstanding and exercisable. The aggregate intrinsic value of outstanding and exercisable warrants was $0 as of June 29, 2013, which was calculated as the difference between the exercise price of underlying awards and the closing price of the Company’s common stock for warrants that were in-the-money. Total warrants share-based compensation expense recognized during the twenty-six weeks ended June 29, 2013 and June 30, 2012 was $0 and $16, respectively. The Company had no unrecognized share-based compensation expense related to warrants outstanding as of June 29, 2013.

Share-Based Compensation Expense

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for each of the periods ended:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Expected life	5.73 years	5.73 years	5.73 years	5.73 years
Risk-free interest rate	1.7%	1.0%	1.0% – 1.7%	1.0% – 1.2%
Expected volatility	73%	74%	72% – 73%	73% – 74%
Expected dividend yield	0%	0%	0%	0%

Share-based compensation from options, warrants and stock awards, is included in our consolidated statements of comprehensive operations, as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Marketing expense	$69	$152	$153	$196
General and administrative expense	220	155	502	577
Fulfillment expense	25	43	56	136
Technology expense	27	24	39	49

Total share-based compensation expense	$341	$374	$750	$958

The share-based compensation expense is net of amounts capitalized to internally-developed software of $68 and $85 during the thirteen weeks ended June 29, 2013 and June 30, 2012, respectively, and $149 and $136 during the twenty-six weeks ended June 29, 2013 and June 30, 2012, respectively.

Under ASC 718, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures significantly differ from those estimates. The Company’s estimated forfeiture rates are calculated based on actual historical forfeitures experienced under our equity plans. The Company’s forfeiture rates were 16% to 34% for the twenty-six weeks ended June 29, 2013 and June 30, 2012.

Note 8 – Net Loss Per Share

Net loss per share has been computed in accordance with ASC 260 Earnings per Share. The following table sets forth the computation of basic and diluted net loss per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net loss per share:
Numerator:
Net loss	$(9,567)	$(1,696)	$(12,910)	$(2,484)
Dividends on Series A Convertible Preferred Stock	64	—	64	—

Net loss available to common shares	$(9,631)	$(1,696)	$(12,974)	$(2,484)

Denominator:
Weighted-average common shares outstanding (basic)	33,119	30,651	32,130	30,644
Common equivalent shares from common stock options and warrants	—	—	—	—

Weighted-average common shares outstanding (diluted)	33,119	30,651	32,130	30,644

Basic and diluted net loss per share	$(0.29)	$(0.06)	$(0.40)	$(0.08)

The weighted-average anti-dilutive securities, which are excluded from the calculation of diluted earnings per share due to the Company’s net loss position for the periods then ended (including securities that would otherwise be excluded from the calculation of diluted earnings per share due to the Company’s stock price), are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Common stock warrants	50	50	50	50
Series A Convertible Preferred Stock	4,140	—	1,076	—
Options to purchase common stock	7,217	7,809	7,309	7,752

Total	11,407	7,859	8,435	7,802

Note 9 – Income Taxes

As discussed in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations”, the Company applies the current U.S. GAAP on accounting for uncertain tax positions, which prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has greater than 50 percent likelihood of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of June 29, 2013, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense. The Company does not anticipate a significant change to the amount of unrecognized tax benefits within the next twelve months.

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2008 - 2012 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax year 2009 - 2012 remain open.

For the thirteen and twenty-six weeks ended June 29, 2013, the effective tax rate for the Company was (0.7)% for each period. The Company’s effective tax rate for the thirteen and twenty-six weeks ended June 29, 2013 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses. For the thirteen and twenty-six weeks ended June 30, 2012, the effective tax rate for the Company was (8.2)% and (11.3)%, respectively. The Company’s effective tax rate for the thirteen and twenty-six weeks ended June 30, 2012 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses and the increase in deferred tax liabilities related to tax deductible indefinite-lived intangible assets.

Note 10 – Commitments and Contingencies

Facilities Leases

The Company’s corporate headquarters and warehouse facilities are located in Carson, California. As of June 29, 2013, we maintained multiple separate leases for the Carson, California facilities. The Company’s corporate headquarters has an initial lease term of five years through October 2016, and optional renewals through January 2020. The Company also leases warehouse space in Chesapeake, Virginia under an agreement scheduled to expire in June 2016. The Company also leases office and warehouse space in Independence, Ohio which expired on June 30, 2013. The Company’s Philippines subsidiary leases office space under a sixty-three month agreement through May 2015, renewable for an additional sixty months through April 2020. As of the date hereof, the Company has not committed to any facilities lease renewals.

Facility rent expense for the thirteen weeks ended June 29, 2013 and June 29, 2012 was $569 and $600, respectively. The Company’s facility rent expense was inclusive of amounts charged from a related party during the thirteen weeks ended June 29, 2013 and June 29, 2012 of $94 each period. Facility rent expense for the twenty-six weeks ended June 29, 2013 and June 29, 2012, was $1,174 and $1,183, respectively. The Company’s facility rent expense was inclusive of amounts charged from a related party during the twenty-six weeks ended June 29, 2013 and June 29, 2012 of $187 each period.

The following table summarizes the future minimum lease payments under non-cancellable operating leases as of June 29, 2013:

2013	$1,120
2014	1,137
2015	1,120
2016	127
2017 and thereafter	—

Total	$3,504

On April 17, 2013, the Company’s wholly-owned subsidiary, WAG closed the sale of its facility in LaSalle, Illinois. Under the terms of the purchase and sale agreement, simultaneously with the execution of the Agreement and the closing of the sale of the property, the Company entered into a lease agreement with STORE for 20 years commencing upon the execution of the lease and terminating on April 30, 2033. The Company’s initial base annual rent is $853 for the first year subject to an annual increase by the lesser of 1.5% or 1.25 times the change in the Consumer Price Index. Refer to “Note 4 – Property and Equipment, Net” for additional details.

The following table summarizes the future minimum lease payments under the capital lease as of June 29, 2013:

2013	$892
2014	891
2015	905
2016	913
2017	908
Thereafter	15,178

Total	$19,687

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

Note 11 – Employee Retirement Plan and Deferred Compensation Plan

Effective February 17, 2006, the Company adopted a 401(k) defined contribution retirement plan covering all full time employees who have completed one month of service. The Company may, at its sole discretion, match fifty cents per dollar up to 6% of each participating employee’s salary. The Company’s contributions vest in annual installments over three years. Discretionary contributions made by the Company totaled $77 and $92 for thirteen weeks ended June 29, 2013 and June 30, 2012, respectively. Discretionary contributions made by the Company totaled $155 and $171 for twenty-six weeks ended June 29, 2013 and June 30, 2012, respectively.

In January 2010, the Company adopted the U.S. Auto Parts Network, Inc. Management Deferred Compensation Plan (the “Deferred Compensation Plan”), for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 90% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by the Company through the purchase of Company-owned life insurance policies with the Company (employer) as the owner and beneficiary, in order to preserve the tax-deferred savings advantages of a non-qualified plan. The plan assets are the cash surrender value of the Company-owned life insurance policies and not associated with the deferred compensation liability. The deferred compensation liabilities (consisting of employer contributions, employee deferrals and associated earnings and losses) are general unsecured obligations of the Company. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company may at its discretion contribute certain amounts to eligible employee accounts. In January 2010, the Company began to contribute 50% of the first 2% of participants’ eligible contributions into their Deferred Compensation Plan accounts. In September 2010, the Company established and transferred its ownership to a rabbi trust to hold the Company-owned life insurance policies. As of June 29, 2013, the assets and associated liabilities of the Deferred Compensation Plan were $827 and $737, respectively, and are included in other non-current assets and other non-current liabilities, respectively, in our consolidated balance sheets. As of December 29, 2012, the assets and associated liabilities of the Deferred Compensation Plan were $679 and $651, respectively, and are included in other non-current assets and other non-current liabilities, respectively, in our consolidated balance sheets. For the thirteen weeks ended June 29, 2013, the associated liabilities mainly include the employee contributions of $43 and the Company contributions of $12. For the thirteen weeks ended June 30, 2012, the associated liabilities mainly include the employee contributions of $49 and the Company contributions of $10. For the thirteen weeks ended June 29, 2013 and June 30, 2012, included in other income, the Company recorded a net gain of $6 and $31, respectively, for the change in the cash surrender value of the Company-owned life insurance policies. For the twenty-six weeks ended June 29, 2013 and June 30, 2012, included in other income, net, the Company recorded gain of $24 and $16, respectively, for the change in the cash surrender value of the Company-owned life insurance policies.

Note 12 – Restructuring Costs

As part of the Company’s initiatives to reduce labor costs and improve operating efficiencies in response to the challenges in the marketplace and general market conditions, we reduced our workforce in the first quarter and second quarter of 2013. We laid off 13 employees in the United States and 163 employees in the Philippines reducing our workforce by a total of 176 employees in the first quarter of 2013 and 15 employees in the second quarter of 2013. For the thirteen weeks ended June 29, 2013, the severance charges of approximately $225 were recorded in marketing expense, general and administrative expense, fulfillment expense and technology expense for $140, $15, $17 and $53, respectively. For the twenty-six weeks ended June 29, 2013, the severance charges of approximately $723 were recorded in marketing expense, general and administrative expense, fulfillment expense and technology expense for $394, $109, $58 and $162, respectively. We do not expect to incur material additional charges subsequent to the second quarter of 2013. As of June 29, 2013, severance payable was $162.

Note 13 – Subsequent Events

On August 2, 2013, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan entered into a Third Amended Credit Agreement amending the Credit Agreement to, among other things, reduce the revolving commitment in an aggregate principal amount of up to $20,000 and upon satisfaction of certain conditions, the Borrowers have the right to increase the revolving commitments up to and above $40,000.

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

Overview

We are one of the largest online providers of aftermarket auto parts, including body parts, engine parts, and performance parts and accessories. Our user-friendly websites provide customers with a broad selection of SKUs, with detailed product descriptions and photographs. Our proprietary product database maps our SKUs to product applications based on vehicle makes, models and years. We principally sell our products to individual consumers through our network of websites and online marketplaces. Through AutoMD.com, the Company educates consumers on maintenance and service of their vehicles. The site provides auto information, with tools for diagnosing car troubles, locating repair shops and do-it-yourself (“DIY”) repair guides. Our flagship websites are located at www.autopartswarehouse.com, www.jcwhitney.com, www.AutoMD.com and our corporate website is located at www.usautoparts.net. We believe our strategy of disintermediating the traditional auto parts supply chain and selling products directly to customers over the Internet allows us to more efficiently deliver products to our customers while generating higher margins.

Our History. We were formed in Delaware in 1995 as a distributor of aftermarket auto parts and launched our first website in 2000. We rapidly expanded our online operations, increasing the number of SKUs sold through our e-commerce network, adding additional websites, improving our Internet marketing proficiency and commencing sales in online marketplaces. Additionally, in August 2010, through our acquisition of WAG, we expanded our product-lines and increased our customer reach in the “DIY” automobile and off-road accessories market. As a result, our business has grown since 2000.

International Operations. In April 2007, we established offshore operations in the Philippines. Our offshore operations allow us to access a workforce with the necessary technical skills at a significantly lower cost than comparably experienced U.S.-based professionals. Our offshore operations are responsible for a majority of our website development, catalog management, and back office support. Our offshore operations also house our main call center. We had 768 employees in the Philippines as of June 29, 2013. In 2012, we shipped auto parts to over 160 different countries. We believe that the cost advantages of our offshore operations provide us with the ability to grow our business in a cost-effective manner.

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

To understand revenue generation through our network of e-commerce websites, we monitor several key business metrics, including the following:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Unique Visitors (millions) [1,2]	$35.1	$43.0	$71.8	$90.9
Total Number of Orders (thousands)	523	635	1,052	1,340
Average Order Value	114	116	111	116
Revenue Capture	83.2%	84.4%	82.7	84.0

[1]	Unique visitors do not include traffic from media properties (e.g. AutoMD).
[2]

As we consolidate to a smaller number of websites, we changed the measurement source of our consolidated unique visitor data to a different third-party provider of that data in the first quarter of 2013. Previously reported operating metrics data was revised to conform to the current third-party provider’s data.

Unique Visitors: A unique visitor to a particular website represents a user with a distinct IP address that visits that particular website. We define the total number of unique visitors in a given month as the sum of unique visitors to each of our websites during that month. We measure unique visitors to understand the volume of traffic to our websites and to track the effectiveness of our online marketing efforts. The number of unique visitors has historically varied based on a number of factors, including our marketing activities and seasonality. We believe an increase in unique visitors to our websites will result in an increase in the number of orders. We seek to increase the number of unique visitors to our websites by attracting repeat customers and improving search engine marketing and other internet marketing activities. During the second quarter of 2013, our unique visitors decreased by 18.4% compared to the second quarter of 2012. We expect declines in our unique visitors to continue in 2013 as we address the challenges we are experiencing from changes search engines have made to the formulas, or algorithms, that they use to optimize their search results, as described in further detail under “—Executive Summary” below.

Total Number of Orders: We monitor the total number of orders as an indicator of future revenue trends. During the second quarter of 2013, the total number of orders was down by 17.6% compared to the second quarter of 2012 due to the decrease in unique visitors combined with overall increased competition. We expect the downward trend in the total number of orders to continue in 2013 due to continued declines in unique visitors and increased competition. We recognize revenue associated with an order when the products have been delivered, consistent with our revenue recognition policy.

Average Order Value: Average order value represents our net sales on a placed orders basis for a given period of time divided by the total number of orders recorded during the same period of time. During the second quarter of 2013, our average order value decreased by 1.7% compared to the second quarter of 2012. We expect this trend to continue in 2013 primarily due to increased competition, as described in further detail under “Executive Summary” below. We seek to increase the average order value as a means of increasing net sales. Average order values vary depending upon a number of factors, including the components of our product offering, the order volume in certain online sales channels, macro-economic conditions, and the competition online.

Revenue Capture: Revenue capture is the amount of actual dollars retained after taking into consideration returns, credit card declines and product fulfillment. During the second quarter of 2013, our revenue capture decreased by 1.2% to 83.2% compared to 84.4% in the second quarter of 2012. The decrease in revenue capture was due to credit card declines and product fulfillment in the second quarter of 2013 compared to the second quarter of 2012. We expect our revenue capture level to stay the same in 2013 as we continue to improve our customers’ purchase experience.

Executive Summary

For the second quarter of 2013, the Company generated net sales of $67.9 million, compared with $80.7 million for the second quarter of 2012, representing a decrease of 15.9%. Net loss for the second quarter of 2013 was $9.6 million, or $0.29 per share. This compares to a net loss of $1.7 million, or $0.06 per share, for the second quarter of 2012. We generated net income (loss) before interest expense, net, income tax provision, depreciation and amortization expense, amortization of intangible assets, plus share-based compensation expense, impairment losses and restructuring costs (“Adjusted EBITDA”) of $1.1 million in the second quarter of 2013 compared to $3.7 million in the second quarter of 2012. Adjusted EBITDA is presented because such measure is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income, as an indicator of the Company’s operating performance, or as an alternative to cash flows, as measures of the Company’s overall liquidity, as presented in the Company’s consolidated financial statements. Further, the Adjusted EBITDA measure shown for the Company may not be comparable to similarly titled measures used by other companies. Refer to the table presented below for reconciliation of net income (loss) to Adjusted EBITDA.

Total revenues decreased in the second quarter of 2013 compared to the same period in 2012 primarily due to our decreased online sales. Our online sales, which include our e-commerce, online marketplace sales channels and online advertising, contributed 91.0% of total revenues, and our offline sales, which consist of our Kool-Vue™ and wholesale operations, contributed 9.0% of total revenues. Our online sales for the second quarter of 2013 decreased by $12.9 million, or 17.3%, to $61.8 million compared to $74.7 million in the second quarter of 2012 primarily due to an 18.4% reduction in unique visitors. Our offline sales were flat compared to the same quarter last year.

Like most e-commerce retailers, our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. Historically, marketing through search engines provided the most efficient opportunity to reach millions of on-line auto part buyers. We are included in search results through paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our websites. We decreased the amount we spent on paid search listings, as we have determined that it does not generate a sufficient amount of revenues to justify the expense. Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. We have had a history of success with our search engine marketing techniques, which gave our different websites preferred positions in search results. But search engines, like Google, revise their algorithms from time to time in an attempt to optimize their search results. Since 2011, Google has released changes to Google’s search results ranking algorithm aimed to lower the rank of certain sites and return other sites near the top of the search results based upon the quality of the particular site as determined by Google. Google made additional updates throughout fiscal year 2012 and 2013. We were negatively impacted by the changes in methodology for how Google displayed or selected our different websites for customer search results. This reduced our unique visitor count which adversely affected our financial results. Our unique visitor count decreased by 7.9 million, or 18.4%, for the second quarter of 2013 to 35.1 million unique visitors compared to 43.0 million unique visitors in the second quarter of 2012. We believe we were affected by these search engine algorithm changes due to the use of our product catalog across multiple websites. To address this issue we are consolidating to a significantly smaller number of websites to ensure unique catalog content. As we are significantly dependent upon search engines for our website traffic, if we are unable to attract unique visitors, our business and results of operations will be harmed.

Barriers to entry in the automotive aftermarket industry are low, and current and new competitors can launch websites at a relatively low cost. We experienced significant competitive pressure from certain of our suppliers as they are now selling their products online. Since our suppliers have access to merchandise at very low costs, they were able to sell products at lower prices and maintain higher gross margins, thus our financial results were negatively impacted by the increased level of competition. Total orders for the second quarter of 2013 went down by 17.6% to 0.5 million compared to 0.6 million for the second quarter of 2012 and our average order value went down by $2, or 1.7%, for the second quarter of 2013 to $114 compared to $116 in the second quarter of 2012 as a result of increased pricing competition. Our current and potential customers may decide to purchase directly from our suppliers. Continuing increased competition from our suppliers that have access to products at lower prices than us could result in reduced sales, lower operating margins, reduced profitability, loss of market share and diminished brand recognition. In addition, some of our competitors have used and may continue to use aggressive pricing tactics. We expect that competition will further intensify in the future as Internet use and online commerce continue to grow worldwide. We are taking a number of steps during 2013 to attempt to reduce the selling prices of our products while increasing margins, which are discussed below.

Total expenses decreased compared to the same period in 2012. Our expenses primarily consist of direct costs associated with procuring parts from suppliers and delivering products to customers, which include direct product costs, outbound freight and shipping costs, warehouse supplies and warranty costs, advertising expenses and personnel costs, as well as depreciation and amortization expense. Our personnel costs, which consist of compensation, benefits and payroll related taxes, and are primarily a function of our headcount, decreased in the second quarter of 2013 compared to the second quarter of 2012. Our employees at the end of the second quarter of 2013 decreased to 1,126 compared to 1,486 at the end of the second quarter of 2012. Our employees in the Philippines decreased to 768 at the end of the second quarter of 2013 compared to 973 at the end of the second quarter of 2012. In the first quarter and second quarter of 2013, as part of the Company’s initiatives to reduce labor costs and improve operating efficiencies in response to the challenges in the marketplace and general market conditions, we reduced our workforce by 176 and 15 employees, respectively (for additional details, refer to “Note 12-Restructuring Costs” of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of this report). In addition, our headcount decreased due to the closure of our call center operations in LaSalle, Illinois in August 2012. If the downward trend in our revenues and net loss continue for the remainder of 2013 and in 2014, we may be required to further reduce our labor costs. In addition, total expenses decreased in the second quarter of 2013 compared to the second quarter of 2012 primarily due to the decrease in direct costs resulting from lower revenues, reduction in online advertising expense, decrease in merchant fees due to lower online sales, and lower depreciation and amortization due to certain property and equipment and intangible assets that were impaired in the fourth quarter of 2012, partially offset by impairment losses on property and equipment and intangible assets during the second quarter of 2013.

Overall, we expect the downward trend in our revenues and net loss to continue in 2013 primarily due to the factors mentioned above. This trend could severely impact our liquidity as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. Refer to the “Liquidity and Capital Resources” section below for additional details. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If our expected downward trend in revenues and net loss continues for longer than we expect because our strategies to return to positive sales growth and profitability are not successful or otherwise, and if we are not able to raise adequate additional financing or proceeds from additional asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations.

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

There are various macro-economic factors that indirectly affect our business, including the impact of the recession, continued high unemployment and underemployment, and other challenging economic conditions. These factors decrease the overall discretionary spending of our customers and we believe it becomes more likely that consumers will keep their current vehicles longer, thus will need replacement parts as a result of general wear and tear, and perform repair and maintenance in order to keep those vehicles well maintained. At the same time, higher gas prices are negatively impacting the industry as consumers drive less and reduce the wear and tear on their vehicles. Given the nature of these factors, and the volatility of the overall economic environment, we cannot predict whether or for how long these trends will continue, nor can we predict to what degree these trends will impact us in the future.

The table below reconciles net loss to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Consolidated
Net loss	$(9,567)	$(1,696)	$(12,910)	$(2,484)
Interest expense, net	226	183	411	382
Income tax provision	69	128	90	252
Amortization of intangibles	107	341	213	681
Depreciation and amortization	3,626	4,001	7,264	7,748

EBITDA	(5,539)	2,957	(4,932)	6,579

Share-based compensation	341	374	750	958
Impairment loss on property and equipment	4,832	—	4,832	—
Impairment loss on intangible assets	1,245	—	1,245	—
Loss on debt extinguishment	—	360	—	360
Restructuring costs (1)	225	—	723	—

Adjusted EBITDA	$1,104	$3,691	$2,618	$7,897

(1)

We incurred restructuring costs in the first quarter and the second quarter of 2013 related to the Company’s initiatives to reduce labor costs and improve operating efficiencies in response to the challenges in the marketplace and general market conditions. Refer to “Note 12 – Restructuring Costs” of our Notes to Consolidated Financial Statements for additional details.

Basis of Presentation

Net Sales. Online and offline sales represent two different sales channels for our products. We generate online net sales primarily through the sale of auto parts to individual consumers through our network of e-commerce websites and online marketplaces, including online advertising. E-commerce sales are derived from our network of websites, which we own and operate. E-commerce and online marketplace sales also include inbound telephone sales through our call center that supports these sales channels. Online marketplaces consist primarily of sales of our products on online auction websites, where we sell through auctions as well as through storefronts that we maintain on third-party owned websites. We sell advertising and sponsorship positions on our e-commerce websites to highlight vendor brands and offer complementary products and services that benefit our customers. Advertising is targeted to specific sections of the websites and can also be targeted to specific users based on the vehicles they drive. Advertising partners primarily include part vendors, national automotive aftermarket brands and automobile manufacturers. Our offline sales channel represents our distribution of products directly to commercial customers by selling auto parts to collision repair shops located in Southern California and Virginia. Our offline sales channel also includes the distribution of our Kool-Vue™ mirror line to auto parts distributors nationwide. We also serve consumers by operating retail outlet stores in LaSalle, Illinois.

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

Impairment Loss. Impairment loss recorded as a result of impairment testing performed for long-lived assets, including intangible assets subject to amortization, in accordance with ASC 360 Property, Plant and Equipment.

Other Income, Net. Other income, net consists of miscellaneous income or expense such as gains/losses from disposition of assets, and interest income comprised primarily of interest income on investments.

Interest Expense. Interest expense consists primarily of interest expense on our outstanding loan balance, deferred financing cost amortization and capital lease interest.

Segment Data

The Company operates in two reportable segments and reporting revenues by product line or geographic location is impracticable. Certain long-lived assets are held in the Philippines (refer to “Note 4 – Property and Equipment, Net” of our Notes to Consolidated Financial Statements). The criteria the Company used to identify its reporting segment are primarily the nature of the products the Company sells and the consolidated operating results that are regularly reviewed by the Company’s chief operating decision maker to assess performance and make operating decisions. We identified two reporting units, Base USAP, which is the core auto parts business, and AutoMD, an online automotive repair source, in accordance with ASC 280 Segment Reporting. There were no significant revenues generated from AutoMD. AutoMD incurred total expenses of $0.6 million each period during the thirteen weeks ended June 29, 2013 and June 30, 2012, respectively. AutoMD incurred total expenses of $1.2 million and $1.1 million during the twenty-six weeks ended June 29, 2013 and June 30, 2012, which are primarily related to depreciation and amortization expense of capitalized website and software development costs. Total assets for AutoMD were $2.5 million and $2.1 million as of June 29, 2013 and December 29, 2012, respectively, which are primarily related to capitalized website and software development costs.

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.0	69.8	70.9	69.7

Gross profit	28.0	30.2	29.1	30.3

Operating expenses:
Marketing	16.5	16.1	16.8	15.7
General and administrative	6.9	5.8	7.0	6.3
Fulfillment	7.4	7.0	7.8	6.9
Technology	1.9	2.1	2.1	1.9
Amortization of intangible assets	0.2	0.4	0.2	0.4
Impairment loss on property and equipment	7.1	—	3.6	—
Impairment loss on intangible assets	1.8	—	0.9	—

Total operating expenses	41.8	31.4	38.4	31.2

Loss from operations	(13.8)	(1.2)	(9.3)	(0.9)

Other income (expense):
Other income, net	0.1	—	—	—
Interest expense	(0.3)	(0.2)	(0.3)	(0.2)
Loss on debt extinguishment	—	(0.5)	—	(0.2)

Total other expense, net	(0.2)	(0.7)	(0.3)	(0.4)

Loss before income taxes	(14.0)	(1.9)	(9.6)	(1.3)
Income tax provision	0.1	0.2	0.1	0.2

Net loss	(14.1)%	(2.1)%	(9.7)%	(1.5)%

Thirteen and Twenty-Six Weeks Ended June 29, 2013 Compared to the Thirteen and Twenty-Six Weeks Ended June 30, 2012

Net Sales and Gross Margin

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in thousands)
Net sales	$67,889	$80,719	$133,294	$168,155
Cost of sales	48,876	56,378	94,543	117,186

Gross profit	$19,013	$24,341	$38,751	$50,969
Gross margin	28.0%	30.2%	29.1%	30.3%

Net sales decreased $12.8 million, or 15.9%, for the second quarter of 2013 compared to the second quarter of 2012. Our net sales consisted of online sales, representing 91.0% of the total for the second quarter of 2013 (compared to 92.5% in the second quarter of 2012), and offline sales, representing 9.0% of the total for the second quarter of 2013 (compared to 7.5% in the second quarter of 2012). The net sales decrease was primarily due to a decline of $12.9 million, or 17.3%, in online sales. Online sales decreased primarily due to an 18.4% reduction in unique visitors, a decline in average order value by 1.7% and a decrease of 1.2% in revenue capture. The decrease in unique visitors was due to the negative impact from customer traffic losses as a result of changes search engines have made to the algorithms that they use to optimize their search results. Also, our revenues were negatively impacted by the increased competition as described in further detail under “Executive Summary” above. Our offline sales, which consist of our Kool-Vue™ and wholesale operations, were flat compared to the same quarter last year.

Net sales decreased $34.9 million, or 20.7%, for the twenty-six weeks ended June 29, 2013 (“YTD Q2 2013”), compared to the twenty-six weeks ended June 30, 2012 (“YTD Q2 2012”). Our YTD Q2 2013 net sales consisted of online sales, representing 90.3% of the total (compared to 93.0% in 2012) and offline sales, representing 9.7% of the total (compared to 7.0% in 2012). The net sales decrease was primarily due to a $35.9 million, or 23.0%, decrease in e-commerce sales, which resulted from 21.0% reduction in unique visitors, a decline in average order value by 4.3% and a decrease of 1.3% in revenue capture.

Gross profit decreased $5.3 million, or 21.9%, in the second quarter of 2013 compared to the second quarter of 2012. Gross margin rate decreased 2.2% to 28.0% in the second quarter of 2013 compared to 30.2% in the second quarter of 2012. For YTD Q2 2013, gross profit decreased $12.2 million, or 24.0%, compared to YTD Q2 2012. Gross margin declined 1.2% to 29.1% in YTD Q2 2013 compared to 30.3% in YTD Q2 2012. Gross margin decreased for the thirteen and twenty-six weeks ended June 29, 2013 compared to the prior year periods primarily due to reduced margins from online sales. Gross margin from online sales was unfavorably impacted by increased competition in the marketplace as certain of our suppliers are now selling directly to consumers online. Additionally, purchase discounts as a percentage of net sales decreased by 0.6% and freight expense as a percentage of net sales increased by 0.3% for the thirteen weeks ended June 29, 2013 compared to the same period last year. For the twenty-six weeks ended June 29, 2013, purchase discounts as a percentage of net sales decreased by 0.5% and freight expense as a percentage of net sales increased by 0.3% compared to the same period last year.

Marketing Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in thousands)
Marketing expense	$11,186	$12,978	$22,377	$26,428
Percent of net sales	16.5%	16.1%	16.8%	15.7%

Total marketing expense decreased $1.8 million, or 13.8%, for the second quarter of 2013 compared to the second quarter of 2012. Online advertising expense, which includes catalog costs, was $4.6 million, or 7.4%, of online sales compared to $5.2 million, or 7.0%, of online sales for the prior year period. Online advertising expense decreased primarily due to the reduction in our non-catalog online adverting expenses, which includes listing and placement fees paid to commercial and search engine websites, of $0.6 million, or 13.4%. Marketing expense, excluding online advertising, was $6.6 million, or 9.7%, of net sales compared to $7.7 million, or 9.6%, of net sales for the prior year period. The decrease was primarily due to lower call center wages partially offset by restructuring costs related to employee severance.

Total marketing expense decreased $4.1 million, or 15.3%, for YTD Q2 2013 compared to YTD Q2 2012. Online advertising expense, which includes catalog costs, was $8.9 million, or 7.4%, of online sales for YTD Q2 2013, compared to $11.3 million, or 7.2%, of online sales for YTD Q2 2012. Marketing expense, excluding online advertising, was $13.5 million, or 10.1%, of net sales for YTD Q2 2013, compared to $15.1 million, or 9.0%, of net sales for YTD Q2 2012. Online advertising expense decreased primarily due to reduced non-catalog advertising costs of $2.3 million. Marketing expenses, excluding online advertising, decreased primarily due to lower call center wages partially offset by restructuring costs related to employee severance.

General and Administrative Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in thousands)
General and administrative expense	$4,678	$4,714	$9,365	$10,584
Percent of net sales	6.9%	5.8%	7.0%	6.3%

General and administrative expense was flat and decreased $1.2 million, or 11.5%, for the second quarter of 2013 and YTD Q2 2013, compared to the second quarter of 2012 and YTD Q2 2012, respectively. The decrease of $1.2 million for the twenty-six weeks ended June 29, 2013 compared to the prior year period was primarily due to reduced merchant fees of $1.0 million due to lower online sales compared to the prior year period.

Fulfillment Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in thousands)
Fulfillment expense	$4,991	$5,639	$10,372	$11,557
Percent of net sales	7.4%	7.0%	7.8%	6.9%

Fulfillment expense decreased $0.6 million, or 11.5%, and $1.2 million, or 10.3%, for the second quarter of 2013 and YTD Q2 2013, compared to the second quarter of 2012 and YTD Q2 2012, respectively. The decrease was primarily due to lower depreciation and amortization expense because of property and equipment that were fully depreciated after the second quarter of 2012 and lower warehouse wages partially offset by restructuring costs related to employee severance.

Technology Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in thousands)
Technology expense	$1,316	$1,700	$2,831	$3,236
Percent of net sales	1.9%	2.1%	2.1%	1.9%

Technology expense decreased $0.4 million, or 22.6%, and $0.4 million, or 12.5%, for the second quarter of 2013 and YTD Q2 2013, compared to the second quarter of 2012 and YTD Q2 2012, respectively. The decrease was primarily due to lower telephone and lower technology wages partially offset by restructuring costs related to employee severance.

Amortization of Intangible Assets

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in thousands)
Amortization of intangible assets	$107	$341	$213	$681
Percent of net sales	0.2%	0.4%	0.2%	0.4%

Amortization of intangibles decreased $0.2 million, or 68.6%, and $0.5 million, or 68.7%, for the second quarter of 2013 and YTD Q2 2013, compared to the second quarter of 2012 and YTD Q2 2012, respectively. The decrease was primarily due to certain acquired intangible assets that were impaired in the fourth quarter of 2012. We recorded impairment losses on certain intangible assets subject to amortization of $1.7 million, which reduced the net carrying amount of those intangible assets to zero, in the fourth quarter of 2012.

Impairment Loss on Property and Equipment

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in thousands)
Impairment loss on property and equipment	$4,832	$—	$4,832	$—
Percent of net sales	7.1%	—%	3.6%	—%

Impairment loss on property and equipment consists of non-cash impairment charge during the second quarter of 2013 for the excess of the carrying value over the fair value of internally developed software of $4.8 million. See further detail in “Note 1- Summary of Significant Accounting Policies and Nature of Operations”, “Note 3 – Fair Value Measurements” and “Note 4- Property and Equipment, Net” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

Impairment Loss on Intangible Assets

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in thousands)
Impairment loss on intangible assets	$1,245	$—	$1,245	$—
Percent of net sales	1.8%	—%	0.9%	—%

Impairment loss on intangible assets consists of non-cash impairment charge during the second quarter of 2013 related to product design intellectual property and certain domain and trade names for $1.3 million. See further detail in “Note 1- Summary of Significant Accounting Policies and Nature of Operations”, “Note 3 – Fair Value Measurements” and “Note 5- Intangible Assets” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

Total Other Expense, Net

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in thousands)
Other expense, net	$156	$537	$336	$715
Percent of net sales	0.2%	0.7%	0.3%	0.4%

Total other expense, net decreased $0.4 million, or 70.9%, and $0.4 million, or 53.0%, for the second quarter of 2013 and YTD Q2 2013, compared to the second quarter of 2012 and YTD Q2 2012, respectively, primarily due to loss on debt extinguishment of $360,000 (refer to additional information in “Note 6 – Borrowings” of the Notes to Consolidated Financial Statements, included above in Part I, Item 1 of this report).

Income Tax Provision

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in thousands)
Income tax provision	$69	$128	$90	$252
Percent of net sales	0.1%	0.2%	0.1%	0.2%

For the thirteen and twenty-six weeks ended June 29, 2013, the effective tax rate for the Company was (0.7)% for each period. The Company’s effective tax rate for the thirteen and twenty-six weeks ended June 29, 2013 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses. For the thirteen and twenty-six weeks ended June 30, 2012, the effective tax rate for the Company was (8.2)% and (11.3)%, respectively. The Company’s effective tax rate for the thirteen and twenty-six weeks ended June 30, 2012 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses and the increase in deferred tax liabilities related to tax deductible indefinite-lived intangible assets.

Foreign Currency

The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations. See additional information in “Foreign Currency Risk” below in Item 3.

Liquidity and Capital Resources

Sources of Liquidity

During the twenty-six weeks ended June 29, 2013, we funded our operations with cash and cash equivalents generated from operations, the net proceeds from the issuance of Series A convertible preferred stock (“Series A Preferred”), common stock and the sale leaseback of our LaSalle, Illinois facility, as well as our credit facility. We had cash and cash equivalents of $0.9 million as of June 29, 2013, representing a $0.1 million decrease from $1.0 million of cash and cash equivalents as of December 29, 2012. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and debt financing will be sufficient to finance our operational cash needs through at least the next twelve months (see Debt and Available Borrowing Resources below).

As of June 29, 2013, we had $0.1 million in short-term investments, comprised of mutual funds (refer to investment details in “Note 2 – Investments” of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of this report).

As of June 29, 2013, our credit facility provides for a revolving commitment of up to $40 million subject to a borrowing base derived from certain of our receivables, inventory and property and equipment (see “Debt and Available Borrowing Resources” below). On August 2, 2013, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan entered into a Third Amended Credit Agreement amending the Credit Agreement to, among other things, reduce the revolving commitment in an aggregate principal amount of up to $20 million and upon satisfaction of certain conditions, the Borrowers have the right to increase the revolving commitments up to and above $40 million.

In April 2013, we used the net proceeds of $9.5 million from the sale of our facility in LaSalle, Illinois to reduce our revolving loan payable. Refer to “Note 4 – Property and Equipment, Net” of our Notes to Consolidated Financial Statements for additional details.

In May 2011, we filed a shelf registration statement covering the offer and sale of up to $200 million of common stock with the SEC. The shelf registration was declared effective by the SEC on August 10, 2011. The terms of any offering under our shelf registration statement will be determined at the time of the offering and disclosed in a prospectus supplement filed with the SEC. On March 27, 2013, the Company agreed to sell up to 2,050,000 shares of its common stock at a purchase price per share of $1.09 for aggregate proceeds to the Company of approximately $2.2 million in an offering under the Company’s shelf registration statement. The transaction closed on April 3, 2013 and the Company used the net proceeds to reduce its revolving loan payable. Refer to “Note 7 – Stockholders’ Equity and Share-Based Compensation” of our Notes to Consolidated Financial Statements for additional details. In March 2013, the Company authorized the issuance of 4,149,997 shares of Series A Preferred and entered into a Securities Purchase Agreement pursuant to which the Company agreed to sell up to an aggregate of 4,149,997 shares of our Series A Preferred, $0.001 par value per share at a purchase price per share of $1.45 for aggregate proceeds to the Company of approximately $6.0 million. The Company incurred issuance costs of approximately $0.8 million and used the net proceeds from the sale of the Series A Preferred to reduce its revolving loan payable. Refer to “Note 7 – Stockholders’ Equity and Share-Based Compensation” of our Notes to Consolidated Financial Statements for additional details.

Working Capital

As of June 29, 2013, our working capital was $10.6 million. We had a negative working capital of $4.0 million at December 29, 2012. Our working capital increased primarily due to reduced revolving loan payable. In April 2013, we used the net proceeds from the issuance of common stock and the sale/leaseback of our facility in LaSalle, Illinois to reduce our revolving loan payable. Also, in March 2013, we used the net proceeds from the Series A Preferred to reduce our revolving loan payable. Refer to “Investing Activities” and “Financing Activities” below. Our credit facility consists of a five-year revolving loan with available funds of up to $40 million subject to a borrowing base derived from certain of our receivables, inventory and property and equipment (see further discussion in “Debt and Available Borrowing Resources” below). On August 2, 2013, we entered into a Third Amended Credit Agreement amending the Credit Agreement to, among other things, reduce the revolving commitment in an aggregate principal amount of up to $20 million. Our revolving loan does not require principal payments, however it is classified as current due to certain U.S. GAAP requirements (see “Debt and Available Borrowing Resources” below for further details). The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for twenty-six weeks ended June 29, 2013 and June 30, 2012 (in thousands):

	Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012
Net cash provided by (used in) operating activities	$936	$(1,665)
Net cash used in investing activities	(4,921)	(2,378)
Net cash provided by (used in) financing activities	3,798	(4,901)
Effect of exchange rate changes on cash	8	14

Net change in cash and cash equivalents	$(179)	$(8,930)

Operating Activities

Cash provided by operating activities is primarily comprised of net income (loss), adjusted for non-cash activities such as depreciation and amortization expense, impairment losses, amortization of intangible assets and share-based compensation expense. These non-cash adjustments represent charges reflected in net income (loss) and, therefore, to the extent that non-cash items increase or decrease our operating results, there will be no corresponding impact on our cash flows. Net income (loss) adjusted for non-cash adjustments to operating activities was $1.5 million for the twenty-six weeks ended June 29, 2013 (adjusted for non-cash charges primarily consisting of impairment losses of $6.1 million and depreciation and amortization expense of $7.3 million), compared to $7.6 million for the twenty-six weeks ended June 30, 2012 (adjusted for non-cash charges primarily consisting of depreciation and amortization expense of $7.7 million). After excluding the effects of the non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities.

•

Accounts receivable decreased to $5.3 million at June 29, 2013 from $7.4 million at December 29, 2012, resulting in a decrease in operating assets and reflecting a cash inflow of $2.1 million for the twenty-six weeks ended June 29, 2013. Accounts receivable decreased primarily due to lower revenues. For the twenty-six weeks ended June 30, 2012, cash outflow related to the change in accounts receivable was $1.6 million.

•

Inventory decreased to $34.2 million at June 29, 2013 from $42.7 million at December 29, 2012, resulting in a decrease in operating assets and reflecting a cash inflow of $8.5 million for the twenty-six weeks ended June 29, 2013. We expect the level of our inventory to continue to decrease over the next twelve months due to lower revenues. For the twenty-six weeks ended June 30, 2012, cash inflow related to the change in inventory was $3.0 million.

•

Accounts payable and accrued expenses decreased to $27.1 million at June 29, 2013 compared to $38.5 million at December 29, 2012, resulting in a decrease in operating liabilities and reflecting a cash outflow of $10.8 million for the twenty-six weeks ended June 29, 2013. Accounts payable and accrued expenses decreased primarily due to the decrease in accounts payable of $8.4 million. Accounts payable could fluctuate in future periods due to the amount of our revenues and the related purchases and the timing of our payments. For the twenty-six weeks ended June 30, 2012, cash outflow related to the change in accounts payable and accrued expenses was $8.0 million.

Investing Activities

For the twenty-six weeks ended June 29, 2013 and June 30, 2012, net cash used in investing activities was primarily the result of increases in property and equipment ($4.8 million and $5.4 million, respectively), which are mainly related to capitalized website and software development costs, partially offset from net proceeds received from the sales of our investments ($0 million and $3.2 million, respectively). We expect our capital expenditures to decrease over the next twelve months as we attempt to reduce capital expenditures to bolster our ability to satisfy our operational cash needs.

Financing Activities

For the twenty-six weeks ended June 29, 2013, net cash provided by financing activities was primarily due to gross proceeds received from the issuance of Series A Preferred of $6.0 million and common stock of $2.2 million, and proceeds from the sale leaseback of our LaSalle, Illinois facility for $9.6 million, partially offset by the net payments made on debt, totaling $13.0 million (see further discussion in “Debt and Available Borrowing Resources” below). For the twenty-six weeks ended June 30, 2012, net cash used in financing activities was primarily the result of payments made on debt, totaling $21.6 million, which included the payoff of our previous term loan balance of $17.9 million and payments on our new revolving loan of $3.7 million, partially offset by the proceeds received from our new revolving loan of $16.6 million.

On March 25, 2013, the Company authorized the issuance of 4,149,997 shares of Series A Preferred and entered into a Securities Purchase Agreement pursuant to which the Company agreed to sell up to an aggregate of 4,149,997 shares of our Series A Preferred, $0.001 par value per share, at a purchase price per share of $1.45 for aggregate proceeds to the Company of approximately $6.0 million. We incurred issuance costs of approximately $0.8 million. The Company used the net proceeds from the sale of the Series A Preferred to reduce its revolving loan payable. Dividends on the Series A Preferred are payable quarterly at a rate of $0.058 per share per annum in cash, in shares of common stock or in any combination of cash and common stock as determined by the Company’s Board of Directors. Concurrent with the Company’s issuance of Series A Preferred, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan entered into a Second Amended Credit Agreement to allow the Company to pay cash dividends on the Series A Preferred in an aggregate amount of up to $400,000 per year and pay cash in lieu of issuing fractional shares upon conversion of or in payment of dividends on the Series A Preferred. The cash dividend payment of $64,000 was accrued as of June 29, 2013 and paid on July 1, 2013. Refer to “Note 6 – Borrowings” and “Note 7 – Stockholders’ Equity and Share-Based Compensation” of our Notes to Consolidated Financial Statements for additional details.

On March 27, 2013, the Company agreed to sell up to 2,050,000 shares of its common stock at a purchase price per share of $1.09 for aggregate proceeds to the Company of approximately $2.2 million. The transaction closed on April 3, 2013 and the Company used the net proceeds to reduce its revolving loan payable. Refer to “Note 6 – Borrowings” and “Note 7 – Stockholders’ Equity and Share-Based Compensation” of our Notes to Consolidated Financial Statements for additional details.

On April 17, 2013, our wholly-owned subsidiary, WAG sold our facility in LaSalle, Illinois for $9.8 million. The Company used the net proceeds of $9.6 million from this sale to reduce its revolving loan payable. Under the terms of the purchase and sale agreement, simultaneously with the execution of the purchase and sale agreement and the closing of the sale of the property, we entered into a lease agreement whereby we leased back the property for our continued use as an office, retail and warehouse facility for storage, sale and distribution of automotive parts, accessories and related items for 20 years commencing upon the execution of the lease and terminating on April 30, 2033. The Company’s initial base annual rent is $853,125 for the first year subject to an annual increase by the lesser of 1.5% or 1.25 times the change in the Consumer Price Index. The lease was accounted for as a capital lease and the $0.4 million excess of the net proceeds over the net carrying amount of the property is amortized on a straight-line basis over the lease term of 20 years. Refer to “Note 4 – Property and Equipment, Net” of our Notes to Consolidated Financial Statements for additional details.

Debt and Available Borrowing Resources

Total debt was $12.9 million as of June 29, 2013 (comprised of a revolving loan payable of $3.3 million, discussed further below, and capital lease payable of $9.6 million), compared to $16.4 million as of December 29, 2012. The decrease was due to net debt payments we made to our revolving loan payable.

In April, 2012, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A., as sole lender and administrative agent entered into a Credit Agreement. The Credit Agreement provides for a revolving commitment in an aggregate principal amount of up to $40 million, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. The Credit Facility matures on April 26, 2017. The Company used the proceeds of the loans borrowed on the closing date to repay in full its previous credit facility with Silicon Valley Bank. In connection with the payoff of our previous credit facility, the Company recorded a loss on debt extinguishment of $360,000 which was comprised of a prepayment fee in the amount of $166,000, accelerated deferred financing costs in the amount of $185,000 and other direct expenses related to the previous debt. At June 29, 2013, our outstanding revolving loan balance was $3.3 million. The customary events of default under the Credit Facility include certain subjective acceleration clauses. Management has determined the likelihood of such acceleration is more than remote, considering the recurring losses experienced by the Company, therefore a current classification of our revolving loan payable in our consolidated balance sheet was required.

On August 2, 2013, we entered into a Third Amended Credit Agreement amending the Credit Agreement to, among other things, reduce the revolving commitment in an aggregate principal amount of up to $20 million.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.50%, or (b) an “alternate base rate” minus an applicable margin of 0.50%. Each applicable margin as set forth in the prior sentence is subject to increase or decrease by 0.25% per annum based upon the Company’s fixed charge coverage ratio. At June 29, 2013, the Company’s LIBOR based interest rate was 2.0% (on $2.0 million principal) and the Company’s prime based rate was 3.0% (on $1.3 million principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.20% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than $6,000,000 at any time, as defined, and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $7,000,000 at all times. The Company’s excess availability was $11.4 million at June 29, 2013. On March 12, 2013, we entered into a first amendment to the previously entered Credit Agreement. The First Amended Credit Agreement includes an amendment to the definition of covenant testing trigger period to commence on any day that excess availability is less than $4 million solely during the period March 1, 2013 through and including April 15, 2013 and continuing until excess availability has been greater than or equal to $4 million solely during the period of March 1, 2013 through and including April 15, 2013 at all times for 45 consecutive calendar days. As of the date hereof, the cash dominion period has not been in effect; accordingly no principal payments are currently due. By amendment to the Credit Agreement, the Company, subject to the satisfaction of certain conditions, also has the right to request increases to the revolving commitments up to and above $60 million. The Company, to date, has not requested such increases. As of June 29, 2013, the Company was in compliance with all covenants under the Credit Agreement.

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

The Borrowers under the Credit Agreement may voluntarily prepay the loans at any time without payment of a premium. The Borrowers are required to make mandatory prepayments of the loans (without payment of a premium) with net cash proceeds received upon the occurrence of certain “prepayment events,” which include certain sales or other dispositions of collateral, certain casualty or condemnation events, certain equity issuances or capital contributions, and the incurrence of certain debt. On April 17, 2013, the Company’s wholly-owned subsidiary, WAG closed the sale of its facility in LaSalle, Illinois for $9.75 million pursuant to the purchase and sale agreement dated April 17, 2013 between WAG and STORE Capital Acquisitions, LLC. The Company used the net proceeds of $9.6 million from this sale to reduce its revolving loan payable. Refer to “Note 4 – Property and Equipment, Net” of our Notes to Consolidated Financial Statements for additional details.

Our Credit Facility requires us to satisfy certain financial covenants. These financial covenants and tests could limit our ability to react to market conditions or satisfy extraordinary capital needs and could otherwise restrict our financing and operations. Under the Credit Agreement, the Company is not required to maintain a minimum fixed charge coverage ratio, unless excess availability is less than $6 million, whereby a ratio of 1.0 to 1.0 will be required. If our excess availability is reduced to less than $6 million, we will not comply with the minimum fixed charge coverage ratio. If we are unable to satisfy the financial covenants and tests at any time, we may as a result cease being able to borrow under the Credit Facility or be required to immediately repay loans under the Credit Facility, and our liquidity and capital resources and ability to operate our business could be severely impacted, which would have a material adverse effect on our financial condition and results of operations. In those events, we may need to sell additional assets or seek additional equity or additional debt financing or attempt to modify our existing Credit Agreement. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all, or that we would be able to modify our existing Credit Agreement.

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

Contractual Obligations

The following table sets forth our contractual cash obligations and commercial commitments as of June 29, 2013:

	Payment Due By Period (in thousands)
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal payments on debt (1)	$3,269	$—	$—	$3,269	$—
Interest payments on long-term debt (2)	300	78	157	65	—
Operating lease obligations (3)	3,504	1,120	2,257	127	—
Capital lease obligations (4)	19,687	892	1,796	1,821	15,178

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

(2)

Amounts represent the expected interest cash payments relating to our revolving loan balance at June 29, 2013. The interest rates at June 29, 2013 were used to calculate the expected future interest payments.

(3)

Commitments under operating leases relate primarily to our leases on our principal facility in Carson, California, our distribution centers in Chesapeake, Virginia and our call center in the Philippines.

(4)

Commitments under capital leases primarily relate to sale-leaseback of our LaSalle, Illinois facility. See additional details in “Note 4 – Property and Equipment, Net” of the Notes to Consolidated Financial Statements included in Part I, Item I of this report.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, costs and expenses, as well as the disclosure of contingent assets and liabilities and other related disclosures. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, uncollectible receivables, inventory, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and we include any revisions to our estimates in our results for the period in which the actual amounts become known.

Our critical accounting policies are included in “ Note 1 – Summary of Significant Accounting Policies and Nature of Operations” of the Notes to Consolidated Financial Statements, included above in Part I, Item 1 of this report. There were no significant changes to our critical accounting policies during the twenty-six weeks ended June 29, 2013. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations:

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

Interest Rate Risk. Our investment securities generally consist of mutual funds. As of June 29, 2013, our investments were comprised of $118,000 of investments in mutual funds that primarily hold debt securities.

As of June 29, 2013, we had a balance of $3.3 million outstanding under a revolving loan under our credit facility. The interest rate on this loan is computed based on a LIBOR and prime loan rate, adjusted by features specified in our loan agreement. At our debt level as of June 29, 2013, a 100 basis point increase in interest rates would not materially affect our earnings and cash flows. If, however, we are unable to meet the covenants in our loan agreement, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate. There can be no assurance that any renegotiated terms of credit would not materially impact our earnings. At June 29, 2013, our LIBOR based interest rate was 2.0% per annum (on $2.0 million principal) and our prime based rate was 3.0% per annum (on $1.3 million principal). Refer to additional discussion in Item 2, under the caption “Liquidity and Capital Resources – Debt and Available Borrowing Resources” and in “Note 6 – Borrowings” of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of this report.

Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. dollar weakens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. dollar strengthens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos, and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, a fluctuation of 10% in the Peso/U.S. dollar exchange rate would have had approximately a $0.6 million impact on our Philippine operating expenses for the twenty-six weeks ended June 29, 2013. Our Canadian website sales are denominated in Canadian dollars; however, fluctuations in exchange rates from these operations are only expected to have a nominal impact on our operating results due to the relatively small number of sales generated in Canada. We believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.

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

Our business is subject to a number of risks which are discussed below. Other risks are presented elsewhere in this report and in our other filings with the SEC. We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in the Annual Report on Form 10-K that we filed with the SEC on March 25, 2013, as amended. You should consider carefully the following risks in addition to the other information contained in this report and our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K, and any amendments thereto, before deciding to buy, sell or hold our common stock. If any of the following known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

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

Our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. We are significantly dependent upon search engines, shopping comparison sites and other online sources for our website traffic. We are included in search results as a result of both paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our sites. We reduced our paid search listings in 2012 as well as in 2013, and are substantially dependent on algorithmic listings to attract online consumers to our websites.

Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. Search engines, shopping comparison sites and other online sources have in the past, and will continue to revise their algorithms from time to time in an attempt to optimize their search results. For example, since 2011, Google has released changes to Google’s search results ranking algorithm aimed to lower the rank of certain sites and return other sites near the top of the search results based upon the quality of the particular site as determined by Google. Google made additional updates throughout fiscal year 2012 and 2013. We operate a multiple website platform that generally allows us to provide multiple search results for a particular algorithmic search, however Google is now limiting our display results to a single result from the algorithmic search. We were negatively impacted by the changes in methodology for how Google displayed or selected our different websites for customer search results, which reduced our unique visitor count and adversely affected our financial results. We expect declines in our unique visitors and our total number of orders to continue throughout 2013 as we address the challenges we are experiencing from Google’s changes in methodology. If other search engines, shopping comparison sites or similar online sources on which we rely for website traffic were to modify their general methodology for how they display or select our websites in a manner similar to the changes made by Google, or if Google continues to make changes to Google’s search results ranking algorithms that cause those algorithms to interact with our platform in a manner that continues to reduce our unique visitors, even fewer consumers may click through to our websites, and our financial results could be further adversely affected.

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

During fiscal 2012 and in the first half of 2013, we experienced a downward trend in our revenues and our net loss continued, and we expect the downward trend in our revenues and net loss to continue for the remainder of 2013.

For fiscal year 2012, we experienced a decrease of 7.0% in net sales, as compared to the same period in 2011, and also had continued net loss during the same period. During the twenty six weeks ended June 29, 2013, the Company incurred a net loss of $12.9 million and revenues declined to $133.3 million compared to the twenty six weeks ended June 30, 2012. Overall, we expect these downward trends in our revenues and net loss to continue for the remainder of 2013. If these trends continued it could severely impact our liquidity, as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If our expected downward trend in revenues and net loss continues for longer than we expect because our strategies to return to positive sales growth and profitability are not successful or otherwise, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.

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

We acquired WAG on August 12, 2010 and in conjunction with the acquisition, we recorded a significant valuation allowance against our deferred tax asset, and have incurred greater than usual legal and accounting fees, as well as general and administrative expenses. During the fiscal year ended December 31, 2011, we incurred acquisition and integration related costs of $7.4 million related to the WAG acquisition. During the fourth quarter of 2012 and 2011, we recorded an impairment charge on certain intangible assets related to the WAG acquisition totaling $3.8 million and $5.1 million, respectively. Additionally, because the acquisition of WAG was a stock purchase, we may incur liability for acts taken prior to our acquisition that may involve costly litigation. Integrating any newly acquired businesses’ websites, technologies or services is likely to be expensive and time consuming. For example, our acquisition of All OEM Parts, Inc., Partsbin.com, Inc., and other affiliated companies (collectively “Partsbin”), resulted in significant costs, including a material impairment charge, a write-down of goodwill associated with the acquisition, and a number of challenges, including retaining employees of the acquired company, integrating our order processing and credit processing, integrating our product pricing strategy, and integrating the diverse technologies and differing e-commerce platforms and accounting systems used by each company. Our integration activities in connection with our acquisitions have also caused a substantial diversion of our management’s attention. If we are unable to successfully complete the integration of acquisitions, we may not realize the anticipated synergies from such acquisitions, we may take impairment charges and write-downs associated with such acquisitions, and our business and results of operations could suffer. We may selectively pursue additional acquisitions of businesses, technologies or services in order to expand our capabilities, enter new markets or increase our market share.

If our assets become impaired we may be required to record a significant charge to earnings.

We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered are changes in circumstances indicating that the carrying value of our assets may not be recoverable include a decrease in future cash flows. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our assets is determined, resulting in an impact on our results of operations. For example, during the second quarter of 2013, we recorded an impairment charge on property and equipment and intangible assets of $4.8 million and $1.3 million, respectively. During the fourth quarter of 2012 and 2011, we recorded an impairment charge on goodwill and intangible assets of $18.9 million and $5.6 million, respectively. During the fiscal year ended December 31, 2011, we incurred an impairment charge on intangible assets of $5.1 million.

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

We acquire substantially all of our products from manufacturers and distributors located in Taiwan, China and the United States. Our top ten suppliers represented 43.4% of our total product purchases during the twenty-six weeks ended June 29, 2013. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. In addition, our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. In addition, the increasing consolidation among auto parts suppliers may disrupt or end our relationship with some suppliers, result in product shortages and/or lead to less competition and, consequently, higher prices. Furthermore, as part of our routine business, suppliers extend credit to us in connection with our purchase of their products. In the future, our suppliers may limit the amount of credit they are willing to extend to us in connection with our purchase of their products, if any. If this were to occur, it could impair our ability to acquire the types and quantities of products that we desire from the applicable suppliers on acceptable terms, severely impact our liquidity and capital resources, limit our ability to operate our business and could have a material adverse effect on our financial condition and results of operation.

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

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on our distributors to manage inventory, process orders and distribute those products to our customers in a timely manner. For the twenty-six weeks ended June 29, 2013, our product purchases from two drop-ship suppliers represented 14.4% of our total product purchases. If we do not maintain our existing relationships with these suppliers and our other distributors on acceptable commercial terms, we will need to obtain other suppliers and may not be able to continue to offer a broad selection of merchandise at competitive prices, and our sales may decrease.

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

Since the completion of our initial public offering in February 2007 through June 29, 2013, the trading price of our common stock has been volatile, ranging from a high of $12.61 per share to a low per share of $1.00. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operation.

*Our common stock may be delisted from the Nasdaq Global Market if we are unable to regain compliance with Nasdaq’s listing rules or if we are unable to maintain compliance with Nasdaq’s continued listing standards.

As a company traded on the Nasdaq Global Market, we are subject to compliance with Nasdaq’s listing rules, which require, among other things, that our Board of Directors be comprised of a majority of independent directors. Currently, we are not in compliance with this listing rule. If we are unable to regain compliance with the requirement that our Board of Directors have a majority of independent directors prior to the expiration of the cure period provided by Nasdaq, Nasdaq may make a determination to delist our common stock.

Additionally, Nasdaq imposes, among other requirements, continued listing standards as well as minimum bid and public float requirements. The price of our common stock must trade at or above $1.00 to comply with Nasdaq’s minimum bid requirement for continued listing on the Nasdaq Global Market. In recent weeks, our common stock has traded at or below $1.00 per share at closing for an extended period of time. If the closing bid price of our common stock continues to fail to meet Nasdaq’s minimum closing bid price requirement, or if we otherwise fail to meet all other applicable requirements of the Nasdaq Global Market, Nasdaq may make a determination to delist our common stock.

Any delisting of our common stock could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Furthermore, if our common stock were delisted it could adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers, suppliers and employees.

Our executive officers and directors own a significant percentage of our stock.

As of June 29, 2013, our executive officers and directors and entities that are affiliated with them beneficially owned in the aggregate approximately 53.9% of our outstanding shares of common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to significantly influence our management and affairs and matters requiring stockholder approval including the election of our entire Board of Directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.

*The rights, preferences and privileges of our existing preferred stock may restrict our financial and operational flexibility.

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

While management has concluded that our internal controls over financial reporting continue to be effective as of June 29, 2013 (since management assessed the effectiveness as of December 29, 2012), we have in the past, and could in the future, have a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference to the location indicated below:

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of U.S. Auto Parts Network, Inc. as filed with the Delaware Secretary of State on February 14, 2007 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

3.2	Amended and Restated Bylaws of U.S. Auto Parts Network, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

3.3	Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of U.S. Auto Parts Network, Inc. (incorporated by reference to the Current Report on Form 8-K filed on March 25, 2013)

4.1*	Specimen common stock certificate

10.1	Purchase and Sale Agreement dated April 17, 2013 by and among Whitney Automotive Group, Inc. and STORE Capital Acquisitions, LLC (incorporated by reference to the Current Report on Form 8-K filed on April 23, 2013)

10.2	Lease Agreement dated April 17, 2013 by and among U.S. Auto Parts Network, Inc. and STORE Master Funding III, LLC (incorporated by reference to the Current Report on Form 8-K filed on April 23, 2013)

10.3	Third Amendment to Credit Agreement dated as of August 2, 2013 by and between U.S. Auto Parts Network, Inc., certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A.

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ¿	XBRL Instance Document

101.SCH ¿	XBRL Taxonomy Extension Schema Document

101.CAL ¿	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ¿	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ¿	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ¿	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the exhibit of the same number from the registration statement on Form S-1 of U.S. Auto Parts Network, Inc. (File No. 333-138379) initially filed with the Securities and Exchange Commission on November 2, 2006, as amended.
¿	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2013	U.S. AUTO PARTS NETWORK, INC.

	By:	/s/ Shane Evangelist
Shane Evangelist
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David Robson
David Robson
Chief Financial Officer
(Principal Financial and Accounting Officer)