Form 10-K
period 2013-12-28
U.S. Auto Parts Network, Inc.
filed 2014-03-12
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 29, 2013 was approximately $24.4 million (based on the closing sales price of the registrant’s common stock on that date). For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 6, 2014, there were 33,377,794 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

U.S. AUTO PARTS NETWORK, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 28, 2013

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

We principally sell our products, identified as stock keeping units (“SKUs”), to individual consumers through our network of websites and online marketplaces. Our user-friendly websites provide customers with a comprehensive selection of approximately 1.5 million SKUs with detailed product descriptions and photographs. We have developed a proprietary product database that maps our SKUs to product applications based on vehicle makes, models and years.

Our online sales channel and relationships with suppliers enable us to eliminate several intermediaries in the traditional auto parts supply chain and offer a broad selection of SKUs. Additionally, as an online retailer, we believe greater economies of scale can be achieved online than in brick and mortar stores.

We were incorporated in Delaware in 1995 as a distributor of aftermarket auto parts and launched our first website in 2000. We then expanded our online operations, increasing the number of SKUs sold through our e-commerce network, adding additional websites, improving our internet marketing proficiency, and commencing sales on online marketplaces. Like most e-commerce retailers, our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. Historically, marketing through search engines provided the most efficient opportunity to reach online auto part buyers. In order to improve our business, we worked towards enhancing the process of consolidation and implementing improvements to our multiple websites in order to improve our ranking on online search results and pursued opportunities in third-party online marketplaces. Our efforts to improve the website purchase experience for our online customers have included our efforts to (1) help our customers find the parts they want to buy through reducing failed searches and increasing user purchase confidence; (2) sell more highly customized accessories by partnering with manufacturers to build custom shopping experiences; (3) increase order size across our sites through improved recommendation engines; and (4) roll out of high quality images and videos with emphasis on accessory product lines. In October 2008, we acquired AutoMD.com for the purpose of developing content and a user community to educate consumers on maintenance and service of their vehicles. The site provides auto information, with tools for diagnosing car troubles, locating repair shops, estimating the cost of repairs, accessing recalls and technical service bulletins, reading do-it-yourself (“DIY”) repair guides, and getting questions answered in the automotive enthusiast community forum. Currently, AutoMD estimates auto repair costs to help consumers understand the costs and time involved in selected repairs and to improve the consumer’s experience when getting their vehicle serviced. We launched our AutoMd Insta-Quotes! Program in 2013. In locations where service shops were selected to participate in the AutoMD Insta-Quotes! program, AutoMD provides real-time price estimates specific to each participating shop. In locations without the AutoMD Insta-Quotes! program, AutoMD provides general estimates based on industry standard parts and labor data as available for the consumer’s location.

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

Our Products

We offer a broad selection of aftermarket auto parts. We frequently refine our product offering by introducing new merchandise and updating the existing product selection to offer a more complete and relevant product lines and to remove low-selling or obsolete SKUs. We broadly classify our products into three categories: body parts, engine parts, and performance parts and accessories.

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

Offline Sales Channel. We sell and deliver to collision repair shops from our Carson, California and Chesapeake, Virginia warehouse facilities. We also market our Kool-Vue™ products nationwide to auto parts wholesale distributors and serve consumers by operating a retail outlet store in LaSalle, Illinois.

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

The selection of fulfillment methodology occurs after an order submission. After a customer submits an order, our fulfillment system performs a check on the ordered item to determine if it is in stock at any of our distribution centers. Fulfillment teams in our distribution centers then process orders for in-stock products. Orders for non-stocked products are sent to our suppliers and processed via drop-ship.

Stock-and-Ship Fulfillment. Our stock-and-ship products are sourced primarily from manufacturers and other suppliers located in Asia and in the U.S. and are stored in one of our distribution centers in Carson, California; Chesapeake, Virginia; and LaSalle, Illinois. All products received into our distribution centers are entered into our inventory management systems, allowing us to closely monitor inventory availability. We consider a number of factors in determining which items to stock in our distribution centers, including which products can be purchased at a meaningful discount to domestic prices for similar items, which products have historically sold in high volumes, and which products may be out of stock when we attempt to fulfill via drop-ship.

Drop-Ship Fulfillment. We have developed relationships with several U.S.-based automobile parts distributors that operate their own distribution centers and will deliver products directly to our customers. We internally developed a proprietary distributor selection system, Auto-Vend™, which allows us to electronically select multiple vendors for a given order. Auto-Vend™ will attempt to first direct an order to one of our warehouses. If the product is not in stock, Auto-Vend™ will process the order to the next appropriate vendor based on customer location, cost, contractual agreements, and service level history.

Suppliers

We source our products from foreign manufacturers and importers located in Taiwan and China, and from U.S. manufacturers and distributors. We drop-ship orders for low demand products manufactured in the U.S. directly from our manufacturers and distributors. We generally place large-volume orders with these suppliers and, as a result, may receive volume discounts on certain ordered products. Our domestic suppliers offer direct-to-customer shipping, allowing us to save on fulfillment costs and offer a broader selection of products. We have developed application programming interfaces with several of these suppliers that allow us to electronically transmit orders and check inventory availability. We are a significant customer for many of our drop-ship vendors and have long standing relationships and contracts with many of these suppliers. For the fiscal year ended December 28, 2013, three of our drop-ship vendors provided 18% of our total product purchases.

Marketing

Our online marketing efforts are designed to attract visitors to our websites, convert visitors into purchasing customers and encourage repeat purchases among our existing customer base. We use a variety of marketing methods, including online marketing methods to attract visitors, which include paid search advertising, search engine optimization, affiliate programs, e-mail marketing, print catalogues and inclusion in online shopping engines. To convert visitors into paying customers, we periodically run in-site promotions for discounted purchases. We seek to create cross-selling opportunities by displaying complementary and related products available for sale throughout the purchasing process. We utilize several marketing techniques, including targeted e-mails about specific vehicle promotions, to increase customer awareness of our products.

International Operations

In April 2007, we established offshore operations in the Philippines. Our offshore operations allow us to access a workforce with the necessary technical skills at a significantly lower cost than comparably experienced U.S.-based professionals. Our offshore operations are responsible for a majority of our website development, catalog management, and back office support. Our offshore operations also house our main call center. We had 714 employees in the Philippines as of December 28, 2013. In addition to our operations in the Philippines, we have a Canadian subsidiary; the subsidiary currently has no operations or employees. We ship auto parts through a freight forwarding partner throughout the world. In 2013, we shipped auto parts to over 147 different countries.

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

We believe the principal competitive factors in our market are helping customers easily find their parts, educating consumers on the service and maintenance of their vehicles, maintaining a proprietary product catalog that maps individual parts to relevant vehicle applications, broad product selection and availability, price, knowledgeable customer service, and rapid order fulfillment and delivery. We believe we compete favorably on the basis of these factors. However, some of our competitors may be larger, may have stronger brand recognition or may have access to greater financial, technical and marketing resources or have been operating longer than we have.

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

Seasonality

We believe our business is subject to seasonal fluctuations. We have historically experienced higher sales of body parts in winter months when inclement weather and hazardous road conditions typically result in more automobile collisions. Engine parts and performance parts and accessories have historically experienced higher sales in the summer months when consumers have more time to undertake elective projects to maintain and enhance the performance of their automobiles and the warmer weather during that time is conducive for such projects. We expect the historical seasonality trends to continue, and such trends may have a material impact on our financial condition and results of operations in subsequent periods.

Employees

As of December 28, 2013, we had 318 employees in the United States and 714 employees in the Philippines for a total of 1,032 employees. None of our employees are represented by a labor union, and we have never experienced a work stoppage.

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

Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. Search engines, shopping comparison sites and other online sources have in the past, and will continue to revise their algorithms from time to time in an attempt to optimize their search results. For example, search engines, like Google, revise their algorithms regularly in an attempt to optimize their search results. In fiscal years 2012 and 2013, we were negatively impacted by the changes in methodology for how Google displayed or selected our different websites for customer search results, which reduced our unique visitor count and adversely affected our financial results. We are continuing to address the challenges due to the changes in the methodology for customer search results that we experienced in 2012 and 2013; however no assurance can be made whether we will be successful in addressing these issues. If other search engines, shopping comparison sites or similar online sources on which we rely for website traffic were to modify their general methodology for how they display or select our websites in a manner similar to the changes made by Google, or if Google continues to make changes to Google’s search results ranking algorithms that cause those algorithms to interact with our platform in a manner that continues to reduce our unique visitors, even fewer consumers may click through to our websites, and our financial results could be further adversely affected.

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

We continue the process of implementing several strategies to attempt to overcome these changes, which in 2013 included the consolidation and improvements to our websites to improve our ranking on the search results and pursuing opportunities in third-party online marketplaces, which may not be successful. If these strategies are not successful, our operating results and financial condition could be materially and adversely affected. Additionally, if search engines begin to limit our display results or eliminate our results from the algorithmic search, our website traffic could be further impacted and our business would be materially harmed.

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

Shifting online consumer behavior for purchasers of aftermarket auto parts may shift from desktop based to mobile device based online shopping, which could impact the growth of our business and our financial results could suffer.

Mobile device based online shopping represents an increasing part of our business. Shifting consumer behavior indicates that our customers may become more inclined to purchase aftermarket auto parts through their mobile devices. Mobile customers exhibit different behaviors than our more traditional desktop based e-commerce customers. User sophistication and technological advances have increased consumer expectations around the user experience on mobile devices, including speed of response, functionality, product availability, security, and ease of use. If we are unable to continue to adapt our mobile device shopping experience from desktop based online shopping in ways that improve our customer’s mobile experience and increase the engagement of our mobile customers our sales may decline and our business and financial results may suffer.

During fiscal 2013 and 2012, we experienced a downward trend in our revenues and our net losses continued, and we expect a reduced downward trend in our revenues and net loss to continue into 2014.

During the fiscal year ended 2013, we incurred a net loss of $15.6 million and our revenues declined to $254.8 million compared to a net loss of $36.0 million and revenues of $304.0 million, respectively, for the fiscal year ended 2012. For fiscal year 2013 and 2012, we had experienced decreases of 16.2% and 7.0% in net sales, as compared to the same periods in 2012 and 2011, respectively. Overall, we expect a reduced downward trend in our revenues and net loss to continue into the first half of 2014, however, we started to observe a reduction in the negative trends of revenues and losses in the last quarter of 2013; we have been able to reduce our expenses, due to our cost reduction measures adopted in 2012 and 2013. Even with some stabilization in sight, if these negative trends continue, they could severely impact our liquidity, as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If the downward trend in revenues and net loss continues for longer than we expect because our strategies to return to positive sales growth and profitability are not successful or otherwise, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.

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

Our credit facility includes a number of restrictive covenants. These covenants could impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. Specifically, such covenants restrict our ability and, if applicable, the ability of our subsidiaries to, among other things:

•	incur additional debt;

•	make certain investments and acquisitions;

•	enter into certain types of transactions with affiliates;

•	use assets as security in other transactions;

•	pay dividends on our capital stock or repurchase our equity interests, excluding payments of preferred stock dividends which are specifically permitted under our credit facility;

•	sell certain assets or merge with or into other companies;

•	guarantee the debts of others;

•	enter into new lines of business;

•	pay or amend our subordinated debt;

•	form any joint ventures or subsidiary investments.

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

We may not be able to successfully complete potential strategic acquisitions if we cannot reach agreement on acceptable terms, restrictions under our credit facility or for other reasons. If we acquire a company or a division of a company, we may experience difficulty integrating that company’s or division’s personnel and operations, which could negatively affect our operating results. In addition:

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

•

we may incur additional debt or issue equity securities to pay for any future acquisition, the issuance of which could involve the imposition of restrictive covenants or be dilutive to our existing stockholders.

We acquired WAG on August 12, 2010 and in conjunction with the acquisition we recorded a significant valuation allowance against our deferred tax asset, and have incurred greater than usual legal and accounting fees, as well as general and administrative expenses. During the fiscal year ended December 31, 2011, we incurred acquisition and integration related costs of $7.4 million related to the WAG acquisition. During the fourth quarter of 2012, we recorded an impairment charge on goodwill of $18.9 million. During the fourth quarter of 2012 and 2011, we recorded an impairment charge on certain intangible assets related to the WAG acquisition totaling $3.8 million and $5.1 million, respectively. Additionally, because the acquisition of WAG was a stock purchase, we may incur liability for acts taken prior to our acquisition that may involve costly litigation. Integrating any newly acquired businesses’ websites, technologies or services is likely to be expensive and time consuming. For example, our acquisition of All OEM Parts, Inc., Partsbin.com, Inc., and other affiliated companies (collectively “Partsbin”), resulted in significant costs, including a material impairment charge, a write-down of goodwill associated with the acquisition, and a number of challenges, including retaining employees of the acquired company, integrating our order processing and credit processing, integrating our product pricing strategy, and integrating the diverse technologies and differing e-commerce platforms and accounting systems used by each company. Our integration activities in connection with our acquisitions have also caused a substantial diversion of our management’s attention. If we are unable to successfully complete the integration of acquisitions, we may not realize the anticipated synergies from such acquisitions, we may take further impairment charges and write-downs associated with such acquisitions, and our business and results of operations could suffer. We may selectively pursue additional acquisitions of businesses, technologies or services in order to expand our capabilities, enter new markets or increase our market share.

If our assets become impaired we may be required to record a significant charge to earnings.

We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered are changes in circumstances indicating that the carrying value of our assets may not be recoverable include a decrease in future cash flows. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our assets is determined, resulting in an impact on our results of operations. For example, during the second quarter of 2013, we recorded an impairment charge on property and equipment of $4.8 million and on intangible assets of $1.3 million, respectively. During the fourth quarter of 2012, we recorded an impairment charge on goodwill of $18.9 million and on intangible assets of $5.6 million. During the fourth quarter of 2011, we incurred an impairment charge on intangible assets of $5.1 million.

If we are unable to manage the challenges associated with our international operations, the growth of our business could be limited and our business could suffer.

We maintain international business operations in the Philippines. This international operation includes development and maintenance of our websites, our main call center, and sales and back office support services. We also have a Canadian subsidiary, which we can operate to facilitate sales in Canada. We are subject to a number of risks and challenges that specifically relate to our international operations. Our international operations may not be successful if we are unable to meet and overcome these challenges, which could limit the growth of our business and may have an adverse effect on our business and operating results. These risks and challenges include:

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

We acquire substantially all of our products from manufacturers and distributors located in Taiwan, China and the United States. Our top ten suppliers represented 43% of our total product purchases during the fifty-two weeks ended December 28, 2013. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. In addition, our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. In addition, the increasing consolidation among auto parts suppliers may disrupt or end our relationship with some suppliers, result in product shortages and/or lead to less competition and, consequently, higher prices. Furthermore, as part of our routine business, suppliers extend credit to us in connection with our purchase of their products. In the future, our suppliers may limit the amount of credit they are willing to extend to us in connection with our purchase of their products, if any. If this were to occur, it could impair our ability to acquire the types and quantities of products that we desire from the applicable suppliers on acceptable terms, severely impact our liquidity and capital resources, limit our ability to operate our business and could have a material adverse effect on our financial condition and results of operation.

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

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on our distributors to manage inventory, process orders and distribute those products to our customers in a timely manner. For the fifty-two weeks ended December 28, 2013, our product purchases from three drop-ship suppliers represented 18% of our total product purchases. If we do not maintain our existing relationships with these suppliers and our other distributors on acceptable commercial terms, we will need to obtain other suppliers and may not be able to continue to offer a broad selection of merchandise at competitive prices, and our sales may decrease.

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

If commodity prices such as fuel, plastic and steel increase, our margins may reduce.

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

Additionally, we have experienced significant competitive pressure from our suppliers who are now selling their products directly to customers. Since our suppliers have access to merchandise at very low costs, they can sell products at lower prices and maintain higher gross margins on their product sales than we can. Our financial results have been negatively impacted by direct sales from our suppliers to our current and potential customers, and our total number of orders and average order value may continue to decline due to increased competition. Continued competition from suppliers of ours that are capable of maintaining high sales volumes and acquiring products at lower prices than us will continue to negatively impact our business and results of operations, including through reduced sales, lower operating margins, reduced profitability, loss of market share and diminished brand recognition. We are in the process of implementing several strategies to attempt to overcome the challenges created by our suppliers selling directly to our customers and potential customers, including by lowering our prices by increasing foreign sourced products and by improvements in our websites, which may not be successful. If these strategies are not successful, our operating results and financial conditions could be materially and adversely affected.

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

We regard our trademarks, trade secrets and similar intellectual property such as our proprietary back-end order processing and fulfillment code and process as important to our success. We rely on trademark and copyright law, and trade secret protection, and confidentiality and/or license agreements with employees, customers, partners and others to protect our proprietary rights. We cannot be certain that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, our proprietary rights may be infringed or misappropriated, and we could be required to incur significant expenses to preserve them. In the past we have filed litigation to protect our intellectual property rights. The outcome of such litigation can be uncertain, and the cost of prosecuting such litigation may have an adverse impact on our earnings. We have common law trademarks, as well as pending federal trademark registrations for several marks and several registered marks. Even if we obtain approval of such pending registrations, the resulting registrations may not adequately cover our intellectual property or protect us against infringement by others. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services may be made available online. We also currently own or control a number of Internet domain names, including www.usautoparts.net, www.autopartswarehouse.com, www.jcwhitney.com and www.AutoMD.com, and have invested time and money in the purchase of domain names and other intellectual property, which may be impaired if we cannot protect such intellectual property. We may be unable to protect these domain names or acquire or maintain relevant domain names in the United States and in other countries. If we are not able to protect our trademarks, domain names or other intellectual property, we may experience difficulties in achieving and maintaining brand recognition and customer loyalty.

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

Our business is largely dependent on the personal efforts and abilities of highly skilled executive, technical, managerial, merchandising, marketing, and call center personnel. Competition for such personnel is intense, and we cannot assure that we will be successful in attracting and retaining such personnel. The loss of any key employee or our inability to attract or retain other qualified employees could harm our business and results of operations.

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

We have experienced brief computer system interruptions in the past, and we believe they may continue to occur from time to time in the future. Our systems and operations are also vulnerable to damage or interruption from a number of sources, including a natural disaster or other catastrophic event such as an earthquake, typhoon, volcanic eruption, fire, flood, terrorist attack, computer viruses, power loss, telecommunications failure, physical and electronic break-ins and other similar events. For example, our headquarters and the majority of our infrastructure, including some of our servers, are located in Southern California, a seismically active region. We also maintain offshore and outsourced operations in the Philippines, an area that has been subjected to a typhoon and a volcanic eruption in the past. In addition, California has in the past experienced power outages as a result of limited electrical power supplies and due to recent fires in the southern part of the state. Such outages, natural disasters and similar events may recur in the future and could disrupt the operation of our business. Our technology infrastructure is also vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. Although the critical portions of our systems are redundant and backup copies are maintained offsite, not all of our systems and data are fully redundant. We do not presently have a formal disaster recovery plan in effect and may not have sufficient insurance for losses that may occur from natural disasters or catastrophic events. Any substantial disruption of our technology infrastructure could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders or operate our websites in a timely manner, or at all.

Risks Related To Our Capital Stock

Our common stock price has been and may continue to be volatile, which may result in losses to our stockholders.

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

Since the completion of our initial public offering in February 2007 through December 28, 2013, the trading price of our common stock has been volatile, ranging from a high of $12.61 per share to a low per share of $0.91. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operation.

Our common stock may be delisted from the Nasdaq Global Market (“Nasdaq”) if we are unable to maintain compliance with Nasdaq’s continued listing standards.

As a company traded on the Nasdaq, we are subject to compliance with Nasdaq’s listing rules, which require, among other things, that our Board of Directors be comprised of a majority of independent directors. In July 2013, we received a notice from Nasdaq that the Company’s Board of Directors was no longer comprised of a majority of independent directors due to the resignation of one of our independent directors. We regained compliance in November 2013 with the appointment of two new independent directors, prior to the expiration of the cure period provided by Nasdaq,

Nasdaq imposes, among other requirements, continued listing standards including minimum bid and public float requirements. The price of our common stock must trade at or above $1.00 to comply with Nasdaq’s minimum bid requirement for continued listing on the Nasdaq. If our stock trades at bid prices of less than $1.00 for a period in excess of 30 consecutive business days, the Nasdaq could send a deficiency notice to us for not remaining in compliance with the minimum bid listing standards. At certain times during the third quarter of 2013, our common stock traded below $1.00 per share at closing before it returned to trading at or above $1.00 to comply with Nasdaq’s minimum bid requirement for continued listing on the Nasdaq, however, at no time did such period exceed 30 consecutive business days. If the closing bid price of our common stock fails to meet Nasdaq’s minimum closing bid price requirement, or if we otherwise fail to meet any other applicable requirements of the Nasdaq and we are unable to regain compliance, Nasdaq may make a determination to delist our common stock.

Any delisting of our common stock could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Furthermore, if our common stock were delisted it could adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers, suppliers and employees.

Our executive officers and directors and certain related parties own a significant percentage of our stock.

As of December 28, 2013, our executive officers and directors and certain related parties and entities that are affiliated with them beneficially owned in the aggregate approximately 51.8% of our outstanding shares of stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to significantly influence our management and affairs and control matters requiring stockholder approval including the election of our entire Board of Directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.

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

While management has concluded that our internal controls over financial reporting were effective as of December 28, 2013, we have in the past, and could in the future, have a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

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

We currently do not expect to pay any cash dividends on our common stock for the foreseeable future.

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

In 2013, we collected sales or other similar taxes only on the shipment of goods to the states of California, Kansas, Virginia, Illinois and Ohio. The U.S. Supreme Court has ruled that vendors whose only connection with customers in a state is by common carrier or the U.S. mail are free from state-imposed duties to collect sales and use taxes in that state. However, states could seek to impose additional income tax obligations or sales tax collection obligations on out-of-state companies such as ours, which engage in or facilitate online commerce, based on their interpretation of existing laws, including the Supreme Court ruling, or specific facts relating to us. If sales tax obligations are successfully imposed upon us by a state or other jurisdiction, we could be exposed to substantial tax liabilities for past sales and penalties and fines for failure to collect sales taxes. We could also suffer decreased sales in that state or jurisdiction as the effective cost of purchasing goods from us increases for those residing in that state or jurisdiction.

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

As of December 28, 2013, the total square footage of our leased office and, distribution centers was 639,000 square feet. This includes approximately 596,000 square feet for our corporate headquarters and distribution centers located in Carson, California, LaSalle, Illinois and Chesapeake, Virginia; and approximately 43,000 square feet of office space in the Philippines. For additional information regarding our obligations under property leases, see “Note 10-Commitments and Contingencies” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth under the caption “Legal Matters” in “Note 10-Commitments and Contingencies” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, and is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of this report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is being trading on the Nasdaq under the symbol “PRTS.” The table below sets forth the high and low sales prices of our common stock for the periods indicated:

	High	Low
2013:
Quarter ended March 30, 2013	$2.24	$1.01
Quarter ended June 29, 2013	1.88	1.03
Quarter ended September 28, 2013	1.38	0.91
Quarter ended December 28, 2013	3.18	1.21
2012:
Quarter ended March 31, 2012	$5.40	$3.49
Quarter ended June 30, 2012	4.47	2.82
Quarter ended September 29, 2012	4.67	2.85
Quarter ended December 29, 2012	3.61	1.71

On March 6, 2014, the last reported sale price of our common stock on the Nasdaq was $2.47 per share.

Holders

As of March 6, 2014, there were approximately 1,660 holders of record of our common stock.

Stock Performance Graph

The material in this section is not “soliciting material,” is not deemed “filed” with the SEC, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The following graph shows a quarterly comparison of the total cumulative returns of an investment of $100 in cash on December 31, 2008, in (i) our common stock, (ii) the Morgan Stanley Technology Index, (iii) the S&P 500 Retail Index and (iv) NASDAQ Composite Index, in each case through December 28, 2013. The performance of our stock, the Morgan Stanley Technology Index, the S&P 500 Retail Index and the NASDAQ Composite Index have been obtained from online data available. We have used the available prices at the end of the week closest to the end of the period for the purposes of the graph. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The graph assumes that all common stock dividends have been reinvested (to date, we have not declared dividends on our common stock).

Dividend Policy

No dividends on common stock were paid during the fifty-two weeks ended December 28, 2013. We paid approximately $64,000 of dividends in cash and approximately $60,000 in common stock to our Series A Preferred shareholders during the fifty-two weeks ended December 28, 2013. We accrued $60,000 of preferred stock dividends as of December 28, 2013 and which were paid in arrears. No dividends were paid during fiscal year 2012. We do not anticipate that we will declare or pay any cash dividends on our common stock in the foreseeable future; however, we will have to pay dividends to our preferred shareholders until such shares are redeemed or converted. In April 2012, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A. (‘JPMorgan”) entered into a Credit Agreement that provides for a revolving commitment in an aggregate principal amount of up to $40 million subject to a borrowing base derived from certain of our receivables, inventory and property and equipment. On August 2, 2013, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan entered into a third amendment to the Credit Agreement (“Third Amended Credit Agreement”) amending the Credit Agreement to, among other things, reduce the revolving commitment to an aggregate principal amount of up to $20 million. The Credit Agreement requires us to obtain a prior written consent from JPMorgan Chase Bank when we determine to pay any dividends on or make any distribution with respect to our common stock. Under the Second Amendment to Credit Agreement dated March 25, 2013, we obtained written consent from JPMorgan Chase Bank to pay dividends on our Series A Preferred Shares. See “Liquidity and Capital Resources” in Item 7 of Part II included in this report for further information on the covenants under the secured credit facility. Any future determination to pay cash dividends on our common stock will be subject to the above restriction, as well as restrictions under any other existing indebtedness, at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and other factors the Board of Directors deems relevant.

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

	52 Weeks Ended December 28, 2013 (“fiscal year 2013”) (1)	52 Weeks Ended December 29, 2012 (“fiscal year 2012”) (2)	52 Weeks Ended December 31, 2011 (“fiscal year 2011”) (3)	52 Weeks Ended January 1, 2011 (“fiscal year 2010”) (4)	52 Weeks Ended January 2, 2010 (“fiscal year 2009”)
Consolidated Statements of Operations Data:
Net sales	$254,753	$304,017	$327,072	$262,277	$176,288
Cost of sales	180,620	212,379	220,072	172,668	112,415

Gross profit	74,133	91,638	107,000	89,609	63,873

Operating expenses:
Marketing	41,045	51,416	55,785	38,757	23,419
General and administrative	17,567	19,857	31,961	28,628	19,640
Fulfillment	18,702	22,265	19,164	14,946	11,437
Technology	5,128	6,274	7,274	5,902	4,467
Amortization of intangible assets	381	1,189	3,673	2,804	661
Impairment loss on goodwill	—	18,854	—	—	—
Impairment loss on property and equipment	4,832	1,960	—	—	—
Impairment loss on intangible assets	1,245	5,613	5,138	—	—

Total operating expenses	88,900	127,428	122,995	91,037	59,624

(Loss) income from operations	(14,767)	(35,790)	(15,995)	(1,428)	4,249
Other (expense) income, net	(824)	(1,125)	(654)	(280)	191

(Loss) income before income taxes	(15,591)	(36,915)	(16,649)	(1,708)	4,440
Income tax (benefit) provision	43	(937)	(1,512)	12,218	3,123

Net (loss) income	$(15,634)	$(35,978)	$(15,137)	$(13,926)	$1,317

Basic net (loss) income per share	$(0.48)	$(1.17)	$(0.50)	$(0.46)	$0.04
Diluted net (loss) income per share	$(0.48)	$(1.17)	$(0.50)	$(0.46)	$0.04
Shares used in computation of basic net (loss) income per share	32,697	30,818	30,546	30,269	29,852
Shares used in computation of diluted net (loss) income per share	32,697	30,818	30,546	30,269	30,809

(1)	Fiscal year 2013 included severance charges of $0.7 million incurred due to reduction in workforce for the first half of 2013.
(2)	Fiscal year 2012 included restructuring costs of $0.6 million related to severance charges incurred due to reduction in workforce from the closure of our call center in La Salle, Illinois.
(3)	Fiscal year 2011 included acquisition and integration costs of $7.4 million related to our WAG acquisition.
(4)

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

	December 28, 2013	December 29, 2012	December 31, 2011	January 1, 2011	January 2, 2010
Consolidated Balance Sheet Data:
Cash and cash equivalents	$818	$1,030	$10,335	$17,595	$26,251
Working capital (1)	9,761	(4,027)	8,666	19,175	42,049
Total assets	69,182	88,877	142,216	153,537	104,614
Revolving loan payable	6,774	16,222	—	—	—
Current portion of long-term debt and capital leases	269	70	6,385	6,257	47
Long-term debt including capital leases, net of current portion	9,502	70	11,662	18,060	—
Stockholders’ equity	20,866	27,644	60,924	72,804	82,687

(1)

As of December 31, 2011, January 1, 2011, January 2, 2010, balances excluded $2.1 million, $4.1 million and $4.3 million, respectively, of investments which were reclassified to long-term due to illiquidity in the market.

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

Our History. We were formed in Delaware in 1995 as a distributor of aftermarket auto parts and launched our first website in 2000. We rapidly expanded our online operations, increasing the number of SKUs sold through our e-commerce network, adding additional websites, improving our Internet marketing proficiency and commencing sales in online marketplaces. Additionally, in August 2010, through our acquisition of Whitney Automotive Group, Inc. (referred to herein as “WAG”), we expanded our product-lines and increased our customer reach in the do-it-yourself (“DIY”) automobile and off-road accessories market. As a result, our business has grown since 2000. We have had a decline in our revenues and incurred losses in 2011, 2012 and 2013, which may continue in 2014.

International Operations. In April 2007, we established offshore operations in the Philippines. Our offshore operations allow us to access a workforce with the necessary technical skills at a significantly lower cost than comparably experienced U.S.-based professionals. Our offshore operations are responsible for a majority of our website development, catalog management, and back office support. Our offshore operations also house our main call center. We had 945 employees in the

Philippines as of December 29, 2012. In January 2013, we laid off 163 employees in the Philippines which reduced our workforce to 782 in the Philippines. We had 714 employees in the Philippines as of December 28, 2013. We believe that the cost advantages of our offshore operations provide us with the ability to grow our business in a cost-effective manner.

Acquisitions. From time to time, we may acquire certain businesses, websites, domain names, or other assets. In 2009, we completed the acquisition of the assets of a small website and the related domain names which further expanded and enhanced our product offering and our ability to reach more customers. In the first quarter of 2010, we completed two additional website and domain name asset acquisitions, which increased our net sales and internet traffic. In August 2010, Go Fido, Inc., a wholly-owned subsidiary of ours, completed the purchase of all of the outstanding capital stock of Automotive Specialty Accessories and Parts, Inc. and its wholly-owned subsidiary WAG. WAG’s Midwest facility expanded our distribution network and the merchandise WAG offers extended our go-to market product-lines into all terrain vehicles, recreational vehicles and motorcycles, and provided us with deep product knowledge into niche segments like Jeep, Volkswagen and trucks. This expansion of our product line increased our customer reach in the DIY automobile and off-road accessories market. Related to the WAG acquisition, the Company incurred acquisition and integration related costs of $7.4 million for the fiscal year 2011. Currently, we do not intend to pursue any acquisition opportunities in the near future. Our Credit Agreement with JPMorgan currently restricts our ability to enter into any acquisitions without prior permission from JPMorgan.

To understand revenue generation through our network of e-commerce websites, we monitor several key business metrics, including the following:

	Fifty-Two Weeks Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Unique Visitors (millions) [1,2]	132.9	168.9	176.2
Total Number of Orders (thousands)	1,939	2,427	2,717
Average Order Value	$111.9	$114.3	$121.8
Revenue Capture	83.3%	83.9%	81.7%

[1]	Unique visitors do not include traffic from media properties (e.g. AutoMD).
[2]

As we consolidate to a smaller number of websites, we changed the measurement source of our consolidated unique visitor data to a different third-party provider of that data in the first quarter of 2013. Previously reported operating metrics data for fiscal year 2012 and 2011 were revised to conform to the current third-party provider’s data.

Unique Visitors: A unique visitor to a particular website represents a user with a distinct IP address that visits that particular website. We define the total number of unique visitors in a given month as the sum of unique visitors to each of our websites during that month. We measure unique visitors to understand the volume of traffic to our websites and to track the effectiveness of our online marketing efforts. The number of unique visitors has historically varied based on a number of factors, including our marketing activities and seasonality. Included in the unique visitors are mobile device based customers, who are becoming an increasing part of our business. Shifting consumer behavior and technology enhancements indicates that customers are becoming more inclined to purchase auto parts through their mobile devices. User sophistication and technological advances have increased consumer expectations around the user experience on mobile devices, including speed of response, functionality, product availability, security, and ease of use. We believe enhancements to online solutions specifically catering to mobile based shopping can result in an increase in the number of orders and revenues. We believe an increase in unique visitors to our websites will result in an increase in the number of orders. We seek to increase the number of unique visitors to our websites by attracting repeat customers and improving search engine marketing and other internet marketing activities. During fiscal year 2013, our unique visitors decreased by 21% compared to the fiscal year 2012. We expect the total number of unique visitors in 2014 to marginally improve, as we continue to address the challenges we are experiencing from changes search engines have made to the formulas, or algorithms, that they use to optimize their search results, as described in further detail under “—Executive Summary” below.

Total Number of Orders: We monitor the total number of orders as an indicator of future revenue trends. During the fiscal year 2013, the total number of orders was down by 20% compared to the fiscal year 2012 due to the decrease in unique visitors combined with overall increased competition. We expect the total number of orders in 2014 to marginally improve. We recognize revenue associated with an order when the products have been delivered, consistent with our revenue recognition policy.

Average Order Value: Average order value represents our net sales on a placed orders basis for a given period of time divided by the total number of orders recorded during the same period of time. During the fiscal year 2013, our average order value decreased by 2% compared to the fiscal year 2012. We expect this trend to continue in 2014 primarily due to increased competition, as described in further detail under “Executive Summary” below. We seek to increase the average order value as a means of increasing net sales. Average order values vary depending upon a number of factors, including the components of our product offering, the order volume in certain online sales channels, macro-economic conditions, and the competition online.

Revenue Capture: Revenue capture is the amount of actual dollars retained after taking into consideration returns, credit card declines and product fulfillment. During the fiscal year 2013, our revenue capture marginally decreased by 0.6% to 83.3% compared to 83.9% in fiscal year 2012. The decrease in revenue capture was due to an increase in credit card declines and product fulfillment issues in 2013 compared to 2012. We expect our revenue capture level to improve in 2014 as we continue to improve our customers’ purchase experience.

Executive Summary

For fiscal year 2013, the Company generated net sales of $254.8 million, compared with $304.0 million for fiscal year 2012, representing a decrease of 16.2%. Included in the net sales decrease of 16.2% in fiscal year 2013, is a decrease in net sales channels, excluding websites we retired in 2013, of 8.5%. Net loss for fiscal year 2013 was $15.6 million, or $0.48 per share. This compares to a net loss of $36.0 million, or $1.17 per share, for fiscal year 2012. We generated net income before interest expense, net, income tax provision, depreciation and amortization expense and amortization of intangible assets, plus share-based compensation expense, impairment loss and restructuring costs (“Adjusted EBITDA”) of $6.0 million in fiscal year 2013 compared to $9.4 million in fiscal year 2012. Adjusted EBITDA, which is a non Generally Accepted Accounting Principle measure, is presented because such measure is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income, as an indicator of the Company’s operating performance, or as an alternative to cash flows as measures of the Company’s overall liquidity, as presented in the Company’s consolidated financial statements. Further, the Adjusted EBITDA measure shown may not be comparable to similarly titled measures used by other companies. Refer to the table presented below for reconciliation of net loss to Adjusted EBITDA.

Total revenues decreased in fiscal year 2013 compared to the same period in 2012 primarily due to our decreased online sales. Our online sales, which include our e-commerce, online marketplace sales channels and online advertising, contributed 90.0% of total revenues, and our offline sales, which consist of our Kool-Vue™ and wholesale operations, contributed 10.0% of total revenues. Our online sales for fiscal year 2013 decreased by $49.7 million, or 17.8%, to $229.4 million compared to $279.1 million in fiscal year 2012 primarily due to a 21% reduction in unique visitors and 20% decrease in total number of orders. Our offline sales increased by $0.5 million, or 2.0%, to $25.4 million compared to the same period last year. Revenues declined primarily during the period starting the third quarter of 2012. The highest decline, quarter over quarter was during the first quarter of 2013 (25%) as compared to the first quarter of 2012 and the least in the fourth quarter of 2013 compared to the fourth quarter of 2012 (5%). The table represents the reduction in revenues when compared by quarters. Net sales for the third and fourth quarters of 2011 have been included for comparative purposes only.

Year over year quarterly sales decline
Thirteen week ended	Net Sales	Thirteen week ended	Net sales	% decline
Sept. 29, 2012	$73,014	Oct. 1, 2011	$78,593	-7.1%
Dec. 29, 2012	$62,848	Dec. 31, 2011	$77,233	-18.6%
Mar. 30, 2013	$65,405	Mar. 31, 2012	$87,436	-25.2%
Jun. 29, 2013	$67,889	Jun. 30, 2012	$80,719	-15.9%
Sept. 28, 2013	$61,724	Sep. 29, 2012	$73,014	-15.5%
Dec. 28, 2013	$59,735	Dec. 29, 2012	$62,848	-5.0%

Like most e-commerce retailers, our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. Historically, marketing through search engines provided the most efficient opportunity to reach millions of online auto part buyers. We are included in search results through paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our websites. In 2013, we decreased the amount we spent on paid search listings, as we have determined that it does not generate a sufficient amount of revenues to justify the expense. Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. We have had a history of success with our search engine marketing techniques, which gave our different websites preferred positions in search results. But search engines, like Google, revise their algorithms regularly in an attempt to optimize their search results. In fiscal years 2012 and 2013, we were negatively impacted by the changes in methodology for how Google displayed or selected our different websites for customer search results, which reduced our unique visitor count and adversely affected our financial results. Our unique visitor count decreased by 36 million, or 21%, for fiscal year 2013 to 132.9 million unique visitors compared to 168.9 million unique visitors in fiscal year 2012. We believe we were affected by these search engine algorithm changes due to the use of our product catalog across multiple websites. To address this issue we consolidated to a significantly smaller number of websites to ensure unique catalog content. As we are significantly dependent upon search engines for our website traffic, if we are unable to attract unique visitors, our business and results of operations will suffer.

Barriers to entry in the automotive aftermarket industry are low, and current and new competitors can launch websites at a relatively low cost. Due to a number of factors, including the rise of online marketplaces, it is easier for a traditional offline supplier to begin selling online and compete with us. These larger suppliers have access to merchandise at lower costs, enabling them to sell products at lower prices while maintaining adequate gross margins. Our financial results were negatively impacted by the increased level of competition. Total orders for fiscal year 2013 went down by 20% to 1.9 million compared to 2.4 million for fiscal year 2012 and our average order value went down marginally by $2.4, or 2%, for fiscal year 2013 to $111.9 compared to $114.3 in fiscal year 2012 as a result of increased pricing competition. Our current and potential customers may decide to purchase directly from our suppliers. Continuing increased competition from our suppliers that have access to products at lower prices than us could result in reduced sales, lower operating margins, reduced profitability, loss of market share and diminished brand recognition. In addition, some of our competitors have used and may continue to use aggressive pricing tactics. We expect that competition will further intensify in the future as Internet use and online commerce continue to grow worldwide. We took a number of steps during 2013 to attempt to reduce the selling prices of our products while increasing margins, which are discussed below.

Total expenses, which primarily consisted of cost of sales and operating costs, decreased in fiscal year 2013 compared to the same period in 2012. Components of our cost of sales and operating costs are described in further detail under — “Basis of Presentation” below.

Personnel costs decreased in fiscal year 2013 compared to fiscal year 2012. Our employees at the end of fiscal year 2013 decreased by about 25% to 1,032 compared to 1,370 at the end of fiscal year 2012. Our employees in the Philippines decreased to 714 at the end of fiscal year 2013 compared to 945 at the end of fiscal year 2012. In the first half of 2013, as part of our initiatives to reduce labor costs and improve operating efficiencies in response to the challenges in the marketplace and general market conditions, we reduced our workforce by 191 employees (for additional details, refer to “Note 12-Restructuring Costs” of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of this report). While we have and continue to undertake several initiatives to improve revenues and reduce the losses in 2014, if the downward trend in our revenues and net loss continue in 2014, we may be required to further reduce our labor costs. In addition to the decrease in personnel costs, total expenses decreased in fiscal year 2013 compared to fiscal year 2012 primarily due to the decrease in lower impairment losses, reduction in advertising expense, and lower depreciation and amortization due to certain property and equipment and intangible assets that were fully depreciated, fully amortized or impaired.

Overall, we expect a reduced downward trend on our revenues and net loss into the first half of 2014 due to the initiatives we have implemented. We have already observed a slow-down in the decline in revenues between the third quarter of 2012 to the fourth quarter of 2013 when compared to the respective periods of 2011 and 2012. The trend indicates an improvement in revenues in the latter part of 2014. However, if this downward trend does continue in 2014 and is more negative than we expect, it could severely impact our liquidity as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. Refer to the “Liquidity and Capital Resources” section below for additional details. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If our expected downward trend in revenues and net loss continues for longer than we expect because our strategies to return to positive sales growth and profitability are not successful or otherwise, and if we are not able to raise adequate additional financing or proceeds from additional asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations.

In 2013, we made positive strides towards achieving our strategic goals and in 2014; we will continue to pursue these strategies to return to positive sales growth and profitability:

•

We continue to work to return to positive e-commerce growth by providing unique catalog content and providing better content on our websites thereby improving our ranking on the search results. In addition, we intend to build mobile enabled websites to take advantage of shifting consumer behaviors. We expect this to increase unique visitors to our website and help us grow our revenues. We expect revenue trends to remain flat for the first half of 2014 and improve thereafter.

•

We continue to work to improve the website purchase experience for our customers by (1) helping our customers find the parts they want to buy by reducing failed searches and increasing user purchase confidence; (2) selling more highly customized accessories by partnering with manufacturers to build custom shopping experiences; (3) increasing order size across our sites through improved recommendation engines; and (4) completing the roll out of high quality images and videos with emphasis on accessory product lines. In addition, we intend to build mobile enabled websites to take advantage of shifting consumer behaviors. These efforts may increase the conversion rate of our visitors to customers, total number of orders and average order value, and contribute to our revenue growth.

•

We continue to work to becoming one of the best lowest priced options in the market. We will lower our prices by increasing foreign sourced products as they provide more low-cost products. We expect this to improve the conversion rate for our visitors to our website, grow our revenues and improve our margins. We also plan to transition away from lower margin stock ship branded products and expand our private label mix, which provides higher margins.

•

Increase product selection by being the first to market with new SKUs. We currently have over 43,000 private label SKUs and 1.5 million branded SKUs in our product selection. We will seek to add new categories and expand our existing specialty categories. We expect this to increase the total number of orders and contribute to our revenue growth.

•

Be the consumer advocate for auto repair through AutoMD.com. We will continue to devote resources to AutoMD.com and its system development. We expect this to improve our brand recognition and contribute to our revenue growth.

•	Continue to implement cost saving measures.

As we redesign our approach to attracting customers through search engines, we hope to offset much of the revenue loss by pursuing revenue opportunities in third-party online marketplaces, a number of which are growing significantly per year. Auto parts buyers are finding third-party online marketplaces to be a very attractive environment, for many reasons, the top four being: (1) the security of their personal information; (2) the ability to easily compare product offerings from multiple sellers; (3) transparency (consumers can leave positive or negative feedback about their experience); and (4) favorable pricing. Successful selling in these third-party online marketplaces depends on product innovation, and strong relationships with suppliers, both of which we believe to be our core competencies.

There are various macro-economic factors that indirectly affect our business, including the impact of the slow growth of the economy, continued high unemployment and underemployment, and other challenging economic conditions. These factors decrease the overall discretionary spending of our customers and we believe it becomes more likely that consumers will keep their current vehicles longer, thus will need replacement parts as a result of general wear and tear, and perform repair and maintenance in order to keep those vehicles well maintained. At the same time, higher gas prices are negatively impacting the industry as consumers drive less and reduce the wear and tear on their vehicles. Given the nature of these factors, and the volatility of the overall economic environment, we cannot predict whether or for how long these trends will continue, nor can we predict to what degree these trends will impact us in the future.

Adjusted EBITDA, which is a non Generally Accepted Accounting Principle measure, is presented because such measure is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income, as an indicator of the Company’s operating performance, or as an alternative to cash flows as measures of the Company’s overall liquidity, as presented in the Company’s consolidated financial statements. Further, the Adjusted EBITDA measure shown may not be comparable to similarly titled measures used by other companies. The table below reconciles net loss to Adjusted EBITDA for the periods presented (in thousands):

	Fifty-Two Weeks Ended December 28, 2013	Fifty-Two Weeks Ended December 29, 2012	Fifty-Two Weeks Ended December 31, 2011
Consolidated
Net loss	$(15,634)	$(35,978)	$(15,137)
Interest expense, net	972	774	963
Income tax provision (benefit)	43	(937)	(1,512)
Amortization of intangibles	381	1,189	3,673
Depreciation and amortization	12,175	15,204	12,695

EBITDA	(2,063)	(19,748)	682

Impairment loss on goodwill	—	18,854	—
Impairment loss on property and equipment	4,832	1,960	—
Impairment loss on intangible assets	1,245	5,613	5,138
Share-based compensation	1,263	1,673	2,607
Loss on debt extinguishment	—	360	—
Legal costs related to intellectual property rights	—	67	462
Restructuring costs (1)	723	640	7,375

Adjusted EBITDA	$6,000	$9,419	$16,264

(1)

We incurred restructuring costs related to our initiatives to reduce labor costs and improve operating efficiencies in response to the challenges in the marketplace and general market conditions. Refer to “Note 12 – Restructuring Costs” of our Notes to Consolidated Financial Statements for additional details.

Basis of Presentation

Net Sales. Online and offline sales represent two different sales channels for our products. We generate online net sales primarily through the sale of auto parts to individual consumers through our network of e-commerce websites, which includes mobile based sales, and online marketplaces, including online advertising. E-commerce sales are derived from our network of websites, which we own and operate. E-commerce and online marketplace sales also include inbound telephone sales through our call center that supports these sales channels. Online marketplaces consist primarily of sales of our products on online auction websites, where we sell through auctions as well as through storefronts that we maintain on third-party owned websites. We sell advertising and sponsorship positions on our e-commerce websites to highlight vendor brands and offer complementary products and services that benefit our customers. Advertising is targeted to specific sections of the websites and can also be targeted to specific users based on the vehicles they drive. Advertising partners primarily include part vendors, national automotive aftermarket brands and automobile manufacturers. Our offline sales channel represents our distribution of products directly to commercial customers by selling auto parts to collision repair shops located in Southern California and Virginia. Our offline sales channel also includes the distribution of our Kool-Vue™ mirror line to auto parts distributors nationwide. We also serve consumers by operating a retail outlet store in LaSalle, Illinois.

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

Impairment Loss. Impairment loss is recorded as a result of impairment testing performed for goodwill and indefinite-lived intangible assets in accordance with ASC 350 Intangibles – Goodwill and Other, and long-lived assets, including intangible assets subject to amortization, in accordance with ASC 360 Property, Plant and Equipment.

Other Income, Net. Other income, net consists of miscellaneous income or expense such as gains/losses from disposition of assets, and interest income comprised primarily of interest income on investments.

Interest Expense. Interest expense consists primarily of interest expense on our outstanding loan balance, deferred financing cost amortization and capital lease interest.

Segment Data.

The Company operates in two reportable segments. The criteria the Company uses to identify its operating segments are primarily the nature of the products the Company sells and the consolidated operating results that are regularly reviewed by the Company’s chief operating decision maker to assess performance and make operating decisions. Certain long-lived assets are held in the Philippines (refer to “Note 4 – Property and Equipment, Net”). In 2012, we identified two reporting units, Base USAP, which is the core auto parts business, and AutoMD, an online automotive repair source, in accordance with ASC 280 Segment Reporting (“ASC 280”). AutoMD recorded revenues of $0.3 million and $0.4 million for fiscal years 2013 and 2012, respectively. AutoMD incurred total expenses of $2.3 million and $2.4 million during fiscal years 2013 and 2012, respectively, which are primarily related to depreciation and amortization expense of capitalized website and software development costs. AutoMD recorded net losses of $2.0 million for both fiscal years 2013 and 2012, respectively. Total assets for AutoMD were $2.1 million and $2.0 million as of December 28, 2013 and December 29, 2012, respectively, which are primarily related to capitalized website and software development costs. Prior to fiscal year 2012, our reporting unit AutoMD had been considered a part of our main reporting unit, Base USAP. There was no distinguishable business of AutoMD and revenues, expenses and assets were insignificant to the overall business and hence not reported separately in accordance with the thresholds defined by ASC 280.

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Fifty-Two Weeks Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	70.9	69.9	67.3

Gross profit	29.1	30.1	32.7

Operating expenses:
Marketing	16.1	16.9	17.1
General and administrative	6.9	6.5	9.8
Fulfillment	7.3	7.3	5.8
Technology	2.0	2.1	2.2
Amortization of intangible assets	0.2	0.4	1.1
Impairment loss on goodwill	—	6.2	—
Impairment loss on property and equipment	1.9	0.6	—
Impairment loss on intangible assets	0.5	1.9	1.6

Total operating expenses	34.9	41.9	37.6

Loss from operations	(5.8)	(11.8)	(4.9)

Other income (expense):
Other income, net	0.1	—	0.1
Interest expense	(0.4)	(0.2)	(0.3)
Loss on debt extinguishment	—	(0.1)	—

Total other expense	(0.3)	(0.3)	(0.2)

Loss before income taxes	(6.1)	(12.1)	(5.1)
Income tax (benefit) provision	—	(0.3)	(0.5)

Net loss	(6.1)%	(11.8)%	(4.6)%

Fifty-Two Weeks Ended December 28, 2013 Compared to the Fifty-Two Weeks Ended December 29, 2012

Net Sales and Gross Margin

	Fifty-Two Weeks Ended
	December 28, 2013	December 29, 2012	$ Change	% Change
	(in thousands)
Net sales	$254,753	$304,017	$(49,264)	(16.2)%
Cost of sales	180,620	212,379	(31,759)	(15.0)%

Gross profit	$74,133	$91,638	$(17,505)	(19.1)%
Gross margin	29.1%	30.1%		(1.0)%

Net sales decreased $49.3 million, or 16.2%, for fiscal year 2013 compared to fiscal year 2012. Our net sales consisted of online sales, which included mobile based online sales, representing 90.0% of the total for fiscal year 2013 (compared to 91.8% in fiscal year 2012), and offline sales, representing 10.0% of the total for fiscal year 2013 (compared to 8.2% in fiscal year 2012). The net sales decrease was due to a decline of $49.7 million, or 17.8%, in online sales, partially offset by a $0.5 million, or 2.0%, increase in offline sales. Included in the net sales decrease of 16.2% in fiscal year 2013, is a decrease in net sales channels, excluding websites we retired in 2013, of 8.5%. Online sales decreased primarily due to a 21% reduction in unique visitors, a 20% reduction in total number of orders and a decline in average order value by 2%. The overall decrease in unique visitors was due to a reduction in customer traffic as a result of changes search engines made to the algorithms that search engines use to optimize their search results. Also, our revenues were negatively impacted by the increased competition as described in further detail under “Executive Summary” above. Our offline sales, which consist of our Kool-Vue™ and wholesale operations, continued to show growth. While net sales declined for fiscal year 2013 as compared to fiscal year 2012, we have observed a slow-down in the decline in revenues between the first quarter of 2013 to the fourth quarter of 2013, when compared to the respective quarters of 2012, as described in further detail under “Executive Summary” above.

Gross profit decreased $17.5 million, or 19.1%, in fiscal year 2013 compared to fiscal year 2012. Gross margin decreased 1.0% to 29.1% in fiscal year 2013 compared to 30.1% in fiscal year 2012. Gross margin primarily decreased in fiscal year 2013 compared to fiscal year 2012 due to reduced margins from online sales and partially offset by higher margins on offline sales. Our gross profit and gross margins were negatively impacted by the factors described in further detail under “Executive Summary” above.

Marketing Expense

	Fifty-Two Weeks Ended		$ Change	% Change
	December 28, 2013	December 29, 2012
	(in thousands)
Marketing expense	$41,045	$51,416	$(10,371)	(20.2)%
Percent of net sales	16.1%	16.9%		(0.8)%

Total marketing expense decreased $10.4 million, or 20.2%, for fiscal year 2013 compared to fiscal year 2012. Online advertising expense, which includes catalog costs, was $16.6 million, or 7.2%, of online sales for fiscal year 2013, compared to $21.1 million, or 7.5%, of online sales for fiscal year 2012. Online advertising expense decreased primarily due to reduced online e-commerce advertising and non-catalog advertising costs of $4.4 million. Marketing expense, excluding online advertising, was $24.4 million, or 9.6%, of net sales for fiscal year 2013, compared to $30.3 million, or 10.0%, of net sales for fiscal year 2012. Marketing expenses, excluding online advertising, decreased primarily due to lower call center wages, marketing overhead, depreciation and amortization expense and stock-based compensation.

General and Administrative Expense

	Fifty-Two Weeks Ended
	December 28, 2013	December 29, 2012	$ Change	% Change
	(in thousands)
General and administrative expense	$17,567	$19,857	$(2,290)	(11.5)%
Percent of net sales	6.9%	6.5%		0.4%

General and administrative expense decreased $2.3 million, or 11.5%, for fiscal year 2013 compared to fiscal year 2012. The decrease for fiscal year 2013 as compared to fiscal year 2012 was primarily due to reduced merchant processing fees resulting from lower online sales and lower overhead.

Fulfillment Expense

	Fifty-Two Weeks Ended		$ Change	% Change
	December 28, 2013	December 29, 2012
	(in thousands)
Fulfillment expense	$18,702	$22,265	$(3,563)	(16.0)%
Percent of net sales	7.3%	7.3%		—

Fulfillment expense decreased $3.6 million, or 16.0%, for fiscal year 2013 compared to fiscal year 2012. The decrease was primarily due to lower shipments and revenues, lower depreciation and amortization expense because of certain assets that were fully depreciated after the third quarter of 2012 and lower warehouse wages and salaries. Also, severance charges were lower in fiscal year 2013 compared to the prior fiscal year.

Technology Expense

	Fifty-Two Weeks Ended		$ Change	% Change
	December 28, 2013	December 29, 2012
	(in thousands)
Technology expense	$5,128	$6,274	$(1,146)	(18.3)%
Percent of net sales	2.0%	2.1%		(0.1)%

Technology expense decreased $1.1 million, or 18.3%, for fiscal year 2013 compared to fiscal year 2012. The decrease was primarily due to lower telephone costs and technology wages incurred in fiscal year 2013 compared to the fiscal year 2012.

Amortization of Intangible Assets

	Fifty-Two Weeks Ended		$ Change	% Change
	December 28, 2013	December 29, 2012
	(in thousands)
Amortization of intangible assets	$381	$1,189	$(808)	(68.0)%
Percent of net sales	0.2%	0.4%		(0.2)%

Amortization of intangibles decreased by $0.8 million, or 68.0%, for fiscal year 2013 compared to fiscal year 2012. The decrease was primarily due to certain intangible assets that were impaired in the fourth quarter of 2012. We recorded impairment losses on intangible assets subject to amortization of $1.2 million, which reduced the net carrying amount of those intangible assets to zero in the fourth quarter of 2012.

Impairment Loss on Goodwill

	Fifty-Two Weeks Ended		$ Change	% Change
	December 28, 2013	December 29, 2012
	(in thousands)
Impairment loss on goodwill	$—	$18,854	$(18,854)	(100)%
Percent of net sales	—%	6.2%		(6.2)%

Impairment loss on goodwill consists of a non-cash impairment charge during the fourth quarter of 2012 for the excess of the carrying value over the implied fair value of goodwill in the amount of $18.9 million. See further detail in “Note 1- Summary of Significant Accounting Policies and Nature of Operations”, “Note 3 – Fair Value Measurements” and “Note 5- Goodwill and Indefinite-Lived Intangibles” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report and under “Critical Accounting Policies and Estimates” section below.

Impairment Loss on Property and Equipment

	Fifty-Two Weeks Ended		$ Change	% Change
	December 28, 2013	December 29, 2012
	(in thousands)
Impairment loss on property and equipment	$4,832	$1,960	$2,872	146.5%
Percent of net sales	1.9%	0.6%		1.3%

Impairment loss on property and equipment consists of non-cash impairment charge during fiscal year 2013 for the excess of the carrying value over the fair value of internally developed software of $4.8 million. Impairment loss on property and equipment consists of a non-cash impairment charge during fiscal year 2012 for the excess of the carrying value over the fair value of a building and internally developed website and software development costs of $1.0 million and $0.9 million, respectively. See further detail in “Note 1- Summary of Significant Accounting Policies and Nature of Operations”, “Note 3 – Fair Value Measurements” and “Note 4- Property and Equipment, Net” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report and under “Critical Accounting Policies and Estimates” section below.

Impairment Loss on Intangible Assets

	Fifty-Two Weeks Ended		$ Change	% Change
	December 28, 2013	December 29, 2012
	(in thousands)
Impairment loss on intangible assets	$1,245	$5,613	$(4,368)	(77.8)%
Percent of net sales	0.5%	1.9%		(1.4)%

Impairment loss on intangible assets consists of non-cash impairment charge during fiscal year 2013 related to product design intellectual property and certain domain and trade names for $1.3 million. Impairment loss on intangibles consists of a fiscal year 2012 non-cash impairment charge related to certain intangible assets in the amount of $5.6 million. See further detail in 1- Summary of Significant Accounting Policies and Nature of Operations”, “Note 3 – Fair Value Measurements” and “Note 5- Goodwill and Indefinite-Lived Intangibles” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report and under “Critical Accounting Policies and Estimates” section below.

Total Other Expense, Net

	Fifty-Two Weeks Ended		$ Change	% Change
	December 28, 2013	December 29, 2012
	(in thousands)
Other expense, net	$824	$1,125	$(301)	(26.8)%
Percent of net sales	0.3%	0.3%		—

Total other expense, net decreased $0.3 million, or 26.8%, for fiscal year 2013 compared to fiscal year 2012. Total other expense decreased during fiscal year 2013 compared to fiscal year 2012 primarily due to loss on debt extinguishment of $0.4 million during the second quarter of 2012, partially offset by higher interest expense. (See further detail in “Note 6 – Borrowings” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report).

Income Tax Provision

	Fifty-Two Weeks Ended
	December 28, 2013	December 29, 2012	$ Change	% Change
	(in thousands)
Income tax provision (benefit)	$43	$(937)	$(980)	(104.6)%
Percent of net sales	0.0%	(0.3%)		(0.3)%

The Company has a full valuation allowance against its net deferred income tax assets. In fiscal year 2013 and fiscal 2012, the Company recorded an addition of $6.6 million and $14.1 million, respectively, to its valuation allowance. Income tax expense in 2013 related primarily to deferred taxes related to earnings of its Philippines subsidiary (see below). In 2012, the effective income tax benefit stems primarily from the reversal of the net deferred income tax liability resulting from the write down of goodwill and other intangible assets, and the impact of the Philippine tax holiday, partially offset by the accrual of withholding taxes related to potential repatriation of earnings in the Philippines (see below). The Company’s Philippine tax holiday was effective through September 2013.

Income tax provision (benefit) differs from the amount that would result from applying the federal statutory rate as follows (in thousands):

	Fifty-Two Weeks Ended
	December 28, 2013	December 29, 2012
Income tax at U.S. federal statutory rate	$(5,301)	$(12,551)
Share-based compensation	43	38
State income tax, net of federal tax effect	(1,348)	(2,528)
Foreign tax	70	(27)
Other	(42)	51
Change in valuation allowance	6,621	14,080

Effective income tax benefit	$43	$(937)

The Company’s effective tax rate was impacted by income taxes incurred in foreign jurisdictions. The favorable impact of foreign taxes for fiscal years 2013 and 2012 is due in large part to a tax holiday in the Philippines, which is effective through September 2013. The Company does not expect to receive any extensions past September 2013. Accordingly, the Philippines tax liability has been computed assuming no tax holiday on the post expiration earnings. The impact of this tax holiday decreased foreign taxes by $39,000 and $72,000 for fiscal years 2013 and 2012, respectively. The benefit of the tax holiday on net loss per share was immaterial for the related years.

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

As of December 28, 2013, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. At December 28, 2013, federal and state net operating loss (“NOL”) carryforwards were

$50.8 million and $65.8 million, respectively. Federal NOL carryforwards of $2.7 million were acquired in the acquisition of WAG which are subject to Internal Revenue Code section 382 and limited to an annual usage limitation of $0.1 million. Additionally, the tax benefit of $0.2 million of the federal and state NOL carryforwards which was created by the exercise of stock options will be credited to additional paid-in-capital once recognized. Federal NOL carryforwards begin to expire in 2029, while state NOL carryforwards begin to expire in 2016.

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

Gross profit decreased $15.4 million, or 14.4%, in fiscal year 2012 compared to fiscal year 2011. Gross margin rate decreased 2.6% to 30.1% in fiscal year 2012 compared to 32.7% in fiscal year 2011. Gross margin decreased in fiscal year 2012 compared to fiscal year 2011 due to reduced margins from both online and offline sales. Gross margin was unfavorably impacted by increased competition for fiscal year 2012 as certain of our suppliers are now selling directly to consumers online and an increase in inventory write down of $1.0 million recorded in the fourth quarter of 2012.

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

We did not record any impairment loss on goodwill during fiscal year 2011. Impairment loss on goodwill incurred during fiscal year 2012 consisted of a non-cash impairment charge for the excess of the carrying value over the implied fair value of goodwill in the amount of $18.9 million. See further detail in “Note 1- Summary of Significant Accounting Policies and Nature of Operations”, “Note 3 – Fair Value Measurements” and “Note 5- Goodwill and Indefinite-Lived Intangibles” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report and under “Critical Accounting Policies and Estimates” section below.

Impairment Loss on Property and Equipment

	Fifty-Two Weeks Ended		$ Change	% Change
	December 29, 2012	December 31, 2011
	(in thousands)
Impairment loss on property and equipment	$1,960	$—	$1,960	N/M
Percent of net sales	0.6%	—%		0.6%

Impairment loss on property and equipment consists of a non-cash impairment charge during the fourth quarter of 2012 for the excess of the carrying value over the fair value of building and internally developed website and software development cost of $1.0 million and $0.9 million, respectively. See further detail in “Note 1- Summary of Significant Accounting Policies and Nature of Operations”, “Note 3 – Fair Value Measurements” and “Note 4- Property and Equipment, Net” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report and under “Critical Accounting Policies and Estimates” section below.

Impairment Loss on Intangible Assets

	Fifty-Two Weeks Ended		$ Change	% Change
	December 29, 2012	December 31, 2011
	(in thousands)
Impairment loss on intangible assets	$5,613	$5,138	$475	9.2%
Percent of net sales	1.9%	1.6%		0.3%

Impairment loss on intangibles consists of a fiscal year 2012 and 2011 non-cash impairment charge related to certain intangible assets in the amount of $5.6 million and $5.1 million. See further detail in 1- Summary of Significant Accounting Policies and Nature of Operations”, “Note 3 – Fair Value Measurements” and “Note 5- Goodwill and Indefinite-Lived Intangibles” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report and under “Critical Accounting Policies and Estimates” section below.

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

Liquidity and Capital Resources

Sources of Liquidity

During the fifty-two weeks ended December 28, 2013, we primarily funded our operations with cash and cash equivalents generated from operations, the net proceeds from the issuance of Series A convertible preferred stock (“Series A Preferred”) and common stock and the sale leaseback of our LaSalle, Illinois facility. We had cash and cash equivalents of $0.8 million as of December 28, 2013, representing a $0.2 million decrease from $1.0 million of cash and cash equivalents as of December 29, 2012. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and debt financing will be sufficient to finance our operational cash needs through at least the next twelve months (see “Debt and Available Borrowing Resources” below).

As of December 29, 2012, our credit facility provided for a revolving commitment of up to $40 million subject to a borrowing base derived from certain of our receivables, inventory and property and equipment (see “Debt and Available Borrowing Resources” below). On August 2, 2013, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan entered into a Third Amended Credit Agreement to, among other things, reduce the revolving commitment from $40 million to $20 million. Upon satisfaction of certain conditions, the Company has the right to increase the revolving commitment up to $40 million.

In March 2013, the Company sold 4,149,997 shares of Series A Preferred for aggregate proceeds to the Company of approximately $6.0 million. The Company incurred issuance costs of approximately $0.8 million and used the net proceeds from the sale of the Series A Preferred to reduce its revolving loan payable. Refer to “Note 7 – Stockholders’ Equity and Share-Based Compensation” of our Notes to Consolidated Financial Statements for additional details.

In May 2011, we filed a shelf registration statement covering the offer and sale of up to $200 million of common stock with the SEC. The shelf registration was declared effective by the SEC on August 10, 2011. The terms of any offering under our shelf registration statement will be determined at the time of the offering and disclosed in a prospectus supplement filed with the SEC. In April 2013, the Company sold 2,050,000 shares of its common stock for aggregate proceeds to the Company of approximately $2.2 million in an offering under the Company’s shelf registration statement and used the net proceeds to reduce its revolving loan payable. Refer to “Note 7 – Stockholders’ Equity and Share-Based Compensation” of our Notes to Consolidated Financial Statements for additional details.

In April 2013, we used the net proceeds of $9.5 million from the sale leaseback of our facility in LaSalle, Illinois to reduce our revolving loan payable. Refer to “Note 4 – Property and Equipment, Net” of our Notes to Consolidated Financial Statements for additional details.

Working Capital

As of December 28, 2013 and December 29, 2012, our working capital was $9.8 million and $(4.0) million, respectively. The negative working capital as of December 29, 2012 was primarily the result of the current classification of our $16.2 million revolving loan payable. We reduced our revolving loan by $9.4 million by using net proceeds from the sale leaseback of our LaSalle, Illinois facility, the net proceeds from the sales of Series A Preferred and common stock described above. Our credit facility consists of a five-year revolving loan with available funds of up to $20 million subject to a borrowing base derived from certain of our receivables, inventory and property and equipment (see further discussion in “Debt and Available Borrowing Resources” below). Our revolving loan does not require principal payments, however is classified as current due to certain U.S. GAAP requirements (see “Debt and Available Borrowing Resources” below for further details). The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for fiscal year 2013, 2012 and 2011, respectively (in thousands):

	Fifty-Two Weeks Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net cash (used in) provided by operating activities	$867	$(400)	$10,378
Net cash used in investing activities	(8,339)	(7,178)	(11,524)
Net cash (used in) provided by financing activities	7,219	(1,736)	(6,100)
Effect of exchange rate changes on cash	41	9	(14)

Net decrease in cash and cash equivalents	$(212)	$(9,305)	$(7,260)

Operating Activities

Cash provided by operating activities is primarily comprised of net loss, adjusted for non-cash activities such as depreciation and amortization expense, amortization of intangible assets, impairment losses and share-based compensation expense. These non-cash adjustments represent charges reflected in net loss and, therefore, to the extent that non-cash items increase or decrease our operating results, there will be no corresponding impact on our cash flows. Net loss adjusted for non-cash adjustments to operating activities was $4.4 million (adjusted for non-cash charges primarily consisting of impairment losses of $6.1 million and depreciation and amortization expense of $12.2 million) for the period ended December 28, 2013 compared to $8.2 million (adjusted for non-cash charges primarily consisting of impairment losses of $26.4 million and depreciation and amortization expense of $15.2 million) for the period ended December 29, 2012. After excluding the effects of the non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities.

•

Accounts receivable decreased to $5.0 million at December 28, 2013 from $7.4 million at December 29, 2012, resulting in a decrease in operating assets and reflecting a cash inflow of $2.4 million for the fifty-two weeks ended December 28, 2013. Accounts receivable decreased primarily due to lower revenues.

•

Inventory decreased to $37.0 million at December 28, 2013 from $42.7 million at December 29, 2012, resulting in a decrease in operating assets and reflecting a cash inflow of $5.7 million for the fifty-two weeks ended December 28, 2013. If revenues were to continue to decline we would expect a decrease in our inventory levels. If revenues increase, we would expect inventory to increase.

•

Accounts payable and accrued expenses decreased to $25.6 million at December 28, 2013 compared to $38.5 million at December 29, 2012 resulting in a decrease in operating liabilities and reflecting a cash outflow of $11.8 million for the fifty-two weeks ended December 28, 2013 and unpaid accruals for asset purchases and property acquired under capital leases of $1.1 million. Accounts payable and accrued expenses decreased primarily due to the decrease in accounts payable of $8.4 million. Accounts payable could fluctuate in future periods due to fluctuations in the amount inventory purchases and the timing of our payments.

•

Other current liabilities decreased to $3.7 million at December 28, 2013 compared to $4.7 million at December 29, 2012, resulting in a decrease in operating liabilities and reflecting a cash outflow of $1.0 million for the fifty-two weeks ended December 28, 2013. Other current liabilities decreased due to decreases in sales returns deferred revenues and customer deposits.

Investing Activities

For the fifty-two weeks ended December 28, 2013 and December 29, 2012, net cash used in investing activities was primarily the result of increases in property and equipment ($8.3 million and $10.2 million, respectively), partially offset from net proceeds received from the sales of our investments ($0.1 million and $3.2 million, respectively). Property and equipment is primarily internally developed software. Capitalized costs include amounts directly related to website and software development, primarily payroll and payroll related costs for employees and outside contractors who are directly associated with and devote time to the internal use software project. We expect our capital expenditures to decrease over the next twelve months as we attempt to improve our cash position, liquidity and reduce our debt during the same period.

Financing Activities

For the fifty-two weeks ended December 28, 2013, net cash provided by financing activities was primarily due to gross proceeds received from the issuance of Series A Preferred of $6.0 million and common stock of $2.2 million, and proceeds from the sale leaseback of our LaSalle, Illinois facility for $9.6 million, partially offset by the net payments made on debt, totaling $9.5 million. For the fifty-two weeks ended December 29, 2012, net cash used in financing activities was primarily the result of payments made on debt, totaling $28.4 million, which included the payoff of our previous term loan balance of $17.9 million and payments on our new revolving loan of $10.5 million, partially offset by the proceeds received from our revolving loan of $26.7 million (see further discussion in “Debt and Available Borrowing Resources” below).

Debt and Available Borrowing Resources

Total debt (primarily comprised of a revolving loan payable of $6.8 million, discussed further below and capital leases of $9.8 million) was $16.6 million as of December 28, 2013, compared to $16.4 million (primarily comprised of a revolving loan payable of $16.2 million, discussed further below) as of December 29, 2012.

In April 2012, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A., as sole lender and administrative agent entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provided for a revolving commitment in an aggregate principal amount of up to $40 million (the “Credit Facility”), which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. On August 2, 2013, the

Company, certain of its wholly-owned domestic subsidiaries and JPMorgan entered into a third amendment to the Credit Agreement (“Third Amended Credit Agreement”) amending the Credit Agreement to, among other things, reduce the revolving commitment to $20 million. Upon satisfaction of certain conditions, the Company has the right to increase the revolving commitment up to $40 million. The Credit Facility matures on April 26, 2017. The Company used the proceeds of the loans borrowed on the closing date for the Credit Facility to repay in full its previous credit facility with Silicon Valley Bank. The customary events of default under the Credit Facility (discussed below) include certain subjective acceleration clauses, which management has determined the likelihood of such acceleration is more than remote, considering the recurring losses experienced by the Company, therefore a current classification of our revolving loan payable is required.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.50%, or (b) an “alternate base rate” minus an applicable margin of 0.50%. Each applicable margin as set forth in the prior sentence is subject to increase or decrease by 0.25% per annum based upon the Company’s fixed charge coverage ratio. At December 28, 2013, the Company’s LIBOR based interest rate was 1.94% (on $5.0 million principal) and the Company’s prime based rate was 3.0% (on $1.8 million principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.20% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than $6 million at any time, as defined, and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $7 million at all times. The Company’s excess availability was $8.7 million at December 28, 2013 and our outstanding revolving loan balance was $6.8 million. Also as of March 6, 2014, our excess availability was $12.0 million and our outstanding revolving loan balance was $4.7 million. As of the date hereof, the cash dominion period has not been in effect; accordingly no principal payments are currently due. By amendment to the Credit Agreement, the Company, subject to the satisfaction of certain conditions, also has the right to request increases to the revolving commitments up to and above $40 million. The Company, to date, has not requested such increases. Under the Credit Agreement, the Company is not required to maintain a minimum fixed charge coverage ratio, unless excess availability is less than $6 million, as defined, whereby a ratio of 1.0 to 1.0 will be required. However, if our excess availability is reduced to less than $6 million, we will not comply with the minimum fixed charge coverage ratio. As of December 28, 2013, the Company was in compliance with all covenants under the Credit Agreement.

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

We may voluntarily prepay the loans under the Credit Facility at any time without payment of a premium. The Company is required to make mandatory prepayments of the loans (without payment of a premium) with net cash proceeds received upon the occurrence of certain “prepayment events,” which include certain sales or other dispositions of collateral, certain casualty or condemnation events, certain equity issuances or capital contributions, and the incurrence of certain debt. In April 2013, our wholly-owned subsidiary WAG closed on the sale of its facility in LaSalle, Illinois for $9.8 million pursuant to the purchase and sale agreement dated April 17, 2013 between WAG and STORE Capital Acquisitions, LLC. We used the net proceeds of $9.5 million from this sale and the sale of our Series A Preferred and common stock to reduce our revolving loan payable. Refer to “Note 4 – Property and Equipment, Net” of our Notes to Consolidated Financial Statements for additional details.

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

As of December 28, 2013, the Company had total capital leases payable of $9.8 million. The present value of the net minimum payments on capital leases as of December 28, 2013 is as follows:

Total minimum lease payments	$19,484
Less amount representing interest	(9,713)

Present value of net minimum lease payments	9,771
Current portion of capital leases payable	(269)

Capital leases payable, net of current portion	$9,502

See additional information in “Note 6 – Borrowings” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report.

Funding Requirements

Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months. Our future capital requirements may, however, vary materially from those now planned or anticipated. Changes in our operating plans, lower than anticipated net sales, increased expenses, continued or worsened economic conditions, worsening operating performance by us, or other events, including those described in “Risk Factors” included in Part II, Item 1A may force us to sell additional assets and seek additional debt or equity financing in the future. We may need to issue additional common stock under our shelf registration, discussed above. There can be no assurance that we would be able to raise such additional financing or engage in such additional asset sales on acceptable terms, or at all. If we are not able to raise adequate additional financing or proceeds from additional asset sales, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements.

Contractual Obligations

The following table sets forth our contractual cash obligations and commercial commitments as of December 28, 2013:

	Payment Due By Period (in thousands)
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal payments on revolving loan payable (1)	$6,774	$—	$—	$6,774	$—
Interest payments on revolving loan payable (2)	504	152	303	49	—
Operating lease obligations (3)	2,947	1,130	1,817	—	—
Capital lease obligations (4)	19,484	995	1,977	1,823	14,689

(1)

Amounts represent the expected principal cash payments relating to our debt and do not include any fair value adjustments or discounts and premiums. Our outstanding debt is comprised of a revolving loan which currently has no principal payment requirements, and matures in April 2017. The principal outstanding balance at December 28, 2013 is presumed to be the amount due in April 2017. See additional information in “Liquidity and Capital Resources – Debt and Available Borrowing Resources” above.

(2)

Amounts represent the expected interest cash payments relating to our revolving loan balance at December 28, 2013. The principal outstanding balance and the interest rates prevalent at December 28, 2013 were used to calculate the expected future interest payments.

(3)

Commitments under operating leases relate primarily to our leases on our principal facility in Carson, California, our distribution centers in Chesapeake, Virginia and La Salle, Illinois, and our call center in the Philippines.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, costs and expenses, as well as the disclosure of contingent assets and liabilities and other related disclosures. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, uncollectible receivables, inventory, valuation of deferred tax assets and liabilities, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and we include any revisions to our estimates in our results for the period in which the actual amounts become known.

We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations:

Revenue Recognition. We recognize revenue from product sales and shipping revenues, net of promotional discounts and return allowances , when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, both title and risk of loss or damage have transferred, the selling price is fixed or determinable, and collectability is reasonably assured. The Company retains the risk of loss or damage during transit, therefore, revenue from product sales is recognized at the delivery date to the customer. Return allowances, which reduce product revenue by the Company’s best estimate of expected product returns, are estimated using historical experience.

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

We periodically provide incentive offers to our customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off of current purchases and other similar offers. Current discount offers, when accepted by our customers, are treated as a reduction to the sales price of the related transaction.

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

Inventory. Inventory consists of finished goods available-for-sale. We purchase inventory from suppliers both domestically and internationally, primarily in Taiwan and China. We believe that our products are generally available from more than one supplier, and we maintain multiple sources for many of our products, both internationally and domestically. We offer a broad line of auto parts for automobiles, trucks, motorcycles and recreational vehicles from model years 1965 to 2014. Because of the continued demand for our products, we primarily purchase products in bulk quantities to take advantage of quantity discounts and to ensure inventory availability.

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

Long-Lived Assets and Intangibles. We acquire tangible and intangible assets in the normal course of business. We evaluate the recoverability of the carrying amount of these long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with ASC Topic 360- Property, Plant, and Equipment (“ASC 360”). Management assesses potential impairments whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will result when the carrying value exceeds the undiscounted cash flows estimated to result from the use and eventual disposition of the asset. We continually use judgment when applying these impairment rules to determine the timing of the impairment tests, undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. The reasonableness of our judgments could significantly affect the carrying value of our long-lived assets. For fiscal year 2013, we recorded impairment charges on property and equipment and intangibles subject to amortization of $4.8 million and $1.2 million, respectively. For fiscal year 2012, we recorded impairment charges on property and equipment and intangibles subject to amortization of $1.9 million and $1.7 million, respectively. Any further reduction in the fair value of long-lived assets will result in additional impairment charges. We did not recognize any impairment losses on long-lived assets and intangibles subject to amortization for fiscal year 2011.

Goodwill and Indefinite-Lived Intangibles. We account for goodwill under the guidance set forth in ASC Topic 350- Intangibles – Goodwill and Other (“ASC 350”), which specifies that goodwill and indefinite-lived intangibles should not be amortized. We have historically evaluated goodwill and indefinite-lived intangibles for impairment on an annual basis or more frequently if events or circumstances occur that would indicate a reduction in fair value. The goodwill impairment test is a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount including goodwill. We estimate the fair value of the reporting unit based on the income approach, which utilizes discounted future cash flows. Assumptions critical to the fair value estimates under the discounted cash flow model include discount rates, cash flow projections, projected long-term growth rates and the determination of terminal values. The market approach is used as a test of reasonableness to corroborate the income approach. The market approach utilized market multiples of invested capital from publicly traded companies in similar lines of business. The market multiples from invested capital include revenues, total assets, book equity plus debt and EBITDA. In fiscal year 2012, we recorded impairment charges on goodwill of $18.9 million and impairment charges on other indefinite-lived intangibles of $3.9 million. Subsequent to those write-downs, the carrying value of goodwill and indefinite-lived intangibles was zero. In 2011, we recorded impairment charges of on indefinite-lived intangibles of $5.1 million.

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

The valuation of deferred tax assets requires judgment and assessment of the future tax consequences of events that have been recorded in the financial statements or in the tax returns, and our future profitability represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations. Due to the acquisition of WAG in 2010, and our combined cumulative three-year adjusted loss position, it was determined that it was not more likely than not that we would realize our net deferred tax assets. Based on the same determination, a valuation allowance of $5.7 million was recorded as of December 31, 2011, resulting in a valuation allowance balance of $22.8 million as of December 31, 2011. As of December 29, 2012, the valuation allowance was $36.9 million, after recording an additional valuation allowance of $14.1 million in fiscal year 2012. As of December 28, 2013, the valuation allowance was $43.5 million, after recording an additional valuation allowance of $6.6 million in fiscal year 2013.

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

As of December 28, 2013, federal and state net operating loss (“NOL”) carryforwards were $50.8 million and $65.8 million, respectively. Federal NOL carryforwards of $2.7 million were acquired in the acquisition of WAG which are subject to Internal Revenue Code section 382 and limited to an annual usage limitation of $135,000. Additionally, the tax benefit of $0.2 million of the federal and state NOL carryforwards which was created by the exercise of stock options will be credited to additional paid-in-capital once recognized. Federal NOL carryforwards expire in 2029, while state NOL carryforwards begin to expire in 2016. The state NOL carryforwards expire in the respective tax years as follows (in thousands):

2016 - 2022	$38,831
2023 - 2031	26,948

$65,779

We utilize a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of December 28, 2013, we had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.

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

Interest Rate Risk. Our investment securities generally consist of mutual funds. As of December 28, 2013, our investments were comprised of $47,000 of investments in mutual funds that primarily hold debt securities. During the second quarter of 2012, the Company fully redeemed its remaining auction rate preferred securities (“ARPS”) investments. (Refer to investment details in “Note 2 – Investments” and “Note 3 – Fair Value Measurements” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report).

As of December 28, 2013, we had a balance of $6.8 million outstanding under a revolving loan under our credit facility. The interest rate on this loan is computed based on a LIBOR and Prime loan rate, adjusted by features specified in our loan agreement. At our debt level as of December 28, 2013, a 100 basis point increase in interest rates would not materially affect our earnings and cash flows. If, however, we are unable to meet the covenants in our loan agreement, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate. There can be no assurance that any renegotiated terms of credit would not materially impact our earnings. At December 28, 2013, our LIBOR based interest rate was 1.94% per annum (on $5.0 million principal) and our Prime based rate was 3.00% per annum (on $1.8 million principal). Refer to additional discussion in Item 7, under the caption “Liquidity and Capital Resources – Debt and Available Borrowing Resources” and in “Note 6 – Borrowings” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. dollar weakens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. dollar strengthens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos, and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, a fluctuation of 10% in the Peso/U.S. dollar exchange rate would have approximately a $1.1 million impact on our Philippine operating expenses for the fifty-two weeks ended December 28, 2013. We are evaluating our options on how to manage this risk and considering various methods to mitigate such risk. Our Canadian website sales are denominated in Canadian dollars; however, fluctuations in exchange rates from these operations are only expected to have a nominal impact on our operating results due to the relatively small number of sales generated in Canada. We believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are set forth in Part IV, Item 15 of this report and are hereby incorporated into this Item 8 by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 28, 2013 pursuant to Rule 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objectives for which they were designed and operated at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). We assessed the effectiveness of our internal control over financial reporting as of December 28, 2013, based on the “Internal Control — Integrated Framework” issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment was conducted utilizing our documentation of policies and procedures, risk control matrices, gap analysis, key process walk-throughs and management’s knowledge of and interaction with its controls and testing of our key controls.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on such assessment and criteria, management has concluded that the internal controls over financial reporting were effective, and were operating at the reasonable assurance level as of December 28, 2013.

Changes in Internal Control Over Financial Reporting

The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter ended December 28, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors. The information under the caption “Election of Directors,” appearing in the Proxy Statement (“Proxy Statement”), is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2013.

(b) Identification of Executive Officers and Certain Significant Employees. The information under the caption “Executive Compensation and Other Information—Executive Officers,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2013.

(c) Compliance with Section 16(a) of the Exchange Act. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2013.

(d) Code of Ethics. The information under the caption “Corporate Governance – Code of Ethics and Business Conduct,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2013.

(e) Board Committees. The information under the caption “Corporate Governance — Board Committees and Meetings,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2013.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation and Other Information”, appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Equity Compensation Plans” and “Ownership of Securities by Certain Beneficial Owners and Management,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Corporate Governance — Director Independence” and “Certain Relationships and Related Transactions,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2013.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Fees Paid to Independent Registered Public Accounting Firm,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2013.

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

(3) Exhibits.

The following exhibits are filed herewith or incorporated by reference to the location indicated below:

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Acquisition Agreement dated May 19, 2006 by and among U.S. Auto Parts Network, Inc. and Partsbin, Inc., on the one hand, and The Partsbin.com, Inc., All OEM Parts, Inc., Power Host, Inc., Auto Parts Web Solutions, Inc., Web Chat Solutions, Inc., Everything Internet, LLC, Richard E. Pine, Lowell E. Mann, Brian Tinari and Todd Daugherty, on the other hand

2.2	Stock Purchase Agreement executed August 2, 2010 among the Acquisition Sub, WAG, Riverside and the other stockholders of WAG (incorporated by reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2010)

3.1	Second Amended and Restated Certificate of Incorporation of U.S. Auto Parts Network, Inc. as filed with the Delaware Secretary of State on February 14, 2007 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

3.2	Amended and Restated Bylaws of U.S. Auto Parts Network, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

3.3	Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of U.S. Auto Parts Network, Inc. (incorporated by reference to the Current Report on Form 8-K filed on March 25, 2013)

3.4	Third Amendment to Credit Agreement dated as of August 2, 2013 by and between U.S. Auto Parts Network, Inc., certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2013)

4.1*	Specimen common stock certificate

10.1+*	U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan

10.2+*	Form of Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.3+*	Form of Notice of Grant of Stock Option under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.4+*	Form of Acceleration Addendum to Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.5+*	U.S. Auto Parts Network, Inc. 2007 Omnibus Plan and forms of agreements

10.23*	Commercial Lease Agreement dated January 1, 2004 by and between U.S. Auto Parts Network, Inc. and Nia Chloe Enterprises, LLC, amended effective February 1, 2010

10.24*	Standard Industrial/Commercial Multi-Tenant Lease — Gross dated October 1, 2006 by and between U.S. Auto Parts Network, Inc. and Margay 2003, LLC, amended effective February 1, 2010

10.25*	Standard Industrial/Commercial Multi-Tenant Lease — Gross dated July 12, 2004 by and between U.S. Auto Parts Network, Inc. and Isadore Socransky, amended effective February 1, 2010

10.26*	Lease dated November 30, 2004 by and between U.S. Auto Parts Network, Inc. and William Coats

10.27†*	Catalog License and Parts Purchase Agreement dated November 20, 2006 by and between U.S. Auto Parts Network, Inc. and WORLDPAC, Inc.

10.29†*	Services Agreement dated October 3, 2006 by and between U.S. Auto Parts Network, Inc. and Efficient Frontier, Inc.

10.32+*	Employment Agreement dated February 14, 2014 by and between U.S. Auto Parts Network, Inc. and Houman Akhavan

10.33+	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2010)

Exhibit No.	Description

10.35*	Deeds of Assignment and Declarations of Trust executed September 2006 regarding MBS Tek Corporation stock transfer.

10.36	Purchase Agreement, dated April 20, 2007, by and among U.S. Auto Parts Network, Inc., Access Worldwide Communications, Inc. and their respective Philippine affiliates (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2007)

10.37	Lease Agreements, dated August 8, 2007, by and among MBS Tek Corporation and Roshan Commercial Corp. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007)

10.38	Form of Suppliers’ Agreement entered into between U.S. Auto Parts Network, Inc. and certain of its U.S. based suppliers and primary drop-ship vendors (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007)

10.39+	Employment Agreement dated February 14, 2014 between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 10.39 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2014)

10.40+	Non-Qualified Stock Option Agreement dated October 15, 2007 between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.41+	Non-Qualified Stock Option Agreement dated October 15, 2007 (performance grant) between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.42+	2007 New Employee Incentive Plan (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.43	Lease Agreement, dated October 11, 2007, by and between MBS Tek Corporation and Averon Holding Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007)

10.44+	Employment Agreement dated February 14, 2014, between the Company and Aaron Coleman (incorporated by reference to Exhibit 10.44 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2014)

10.45	Support Continuity Agreement, dated April 28, 2008, between the Company and Alexander Adegan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2008)

10.46	Consulting Agreement, dated April 28, 2008, among the Company, uParts.com, Inc. and Alexander Adegan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2008)

10.47+	Non-Incentive Stock Option Agreement, dated April 28, 2008, between the Company and Alexander Adegan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2008)

10.48+	Non-Qualified Stock Option Agreement, dated May 15, 2008, by and between the Company and Shane Evangelist (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2008)

10.49	Stipulation of settlement in the matter entitled: In re U.S. Auto Parts Network, Inc. Securities Litigation, Case No. CV 07-2030-GW (JC) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2008)

Exhibit No.	Description

10.55	Commercial Lease Agreement dated December 16, 2008 by and between U.S. Auto Parts Network, Inc. and Ashley Indian River, LLC (incorporated by reference to Exhibit 10.66 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2009)

10.56	Contract of lease dated January 7, 2010 by and between U.S. Autoparts Network Philippines Corporation and Robinsons Land Corporation (incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2010)

10.58	Guarantee executed August 2, 2010 by the Company (incorporated by reference to Exhibit 10.58 to the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission on August 4, 2010)

10.61	Agreement of Sublease dated September 22, 2011 by and between the Company and Timec Company Inc. ((incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q filed with the Securities Exchange and Commission on November 9, 2011)

10.64	Sublease dated December 4, 2007 by and between Marketing Werks, Inc. and J.C. Whitney & Co. (incorporated by reference to Exhibit 10.64 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2011)

10.65	Second Amendment To Lease Agreement dated February 1, 2008 by and between JCM Management LLC and Stylin’ Concepts Corp. (incorporated by reference to Exhibit 10.65 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2011)

10.67	Buyout Agreement dated October 11, 2011 by between the Company, Whitney Automotive Group Inc., and Discovery Communications, LLC. (incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2011)

10.68+	U.S. Auto Parts Network Inc. Director Payment Election Plan (incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2011)

10.74+	Employment Agreement dated February 14, 2014 between the Company and David G. Robson. (incorporated by reference to Exhibit 10.74 to the Current Report on Form 8-k filed with the Securities and Exchange Commission on February 18, 2014)

Exhibit No.	Description

10.75+	Non-Incentive Stock Option Agreement dated January 3, 2012 between the Company and David G. Robson. (incorporated by reference to Exhibit 10.64 to the Current Report on Form 8-k filed with the Securities and Exchange Commission on January 4, 2012)

10.77	Credit Agreement, dated April 26, 2012, by and between U.S. Auto Parts Network, Inc., certain of its wholly-owned domestic subsidiaries and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2012)

10.78	First Amended Credit Agreement, effective as of March 12, 2013, by and between U.S. Auto Parts Network, Inc., certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.78 to the Annual Report on Form 10-K for the fiscal year ended December 29, 2012 filed with the Securities Exchange Commission on March 25, 2013)

10.79	Second Amended Credit Agreement, effective as of March 25, 2013, by and between U.S. Auto Parts Network, Inc., certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to exhibit 10.79 to the Current Report on Form 8-k filed with the Securities and Exchange Commission on March 25, 2013)

10.80	Securities Purchase Agreement dated March 25, 2013 by and among U.S. Auto Parts Network, Inc. and the Purchasers listed therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2013)

10.81	Purchase and Sale Agreement dated April 17, 2013 by and among Whitney Automotive Group, Inc. and STORE Capital Acquisitions, LLC (incorporated by reference to the Current Report on Form 8-K filed on April 23, 2013)

10.82	Lease Agreement dated April 17, 2013 by and among U.S. Auto Parts Network, Inc. and STORE Master Funding III, LLC (incorporated by reference to the Current Report on Form 8-K filed on April 23, 2013)

10.83	Employment Agreement dated February 14, 2014 between the Company and Bryan P. Stevenson. (incorporated by reference to Exhibit 10.82 to the Current Report on Form 8-k filed with the Securities and Exchange Commission on February 18, 2014)

10.84	Form of Stock Unit Award Agreement (incorporated by reference to exhibit 10.835 to the Current Report on Form 8-k filed with the Securities and Exchange Commission on February 18, 2014)

10.85	Form of Stock Unit Award Agreement (incorporated by reference to exhibit 10.84 to the Current Report on Form 8-k filed with the Securities and Exchange Commission on February 18, 2014)

10.86	Placement Agency Agreement dated March 27, 2013 between the Company and Roth Capital Partners, LLC. (incorporated by reference to exhibit 10.85 to the Current Report on Form 8-k filed with the Securities and Exchange Commission on March 28, 2013)

10.87	Common Stock Purchase Agreement dated March 27, 2013 between the Company and William Blair & Company, LLC. (incorporated by reference to exhibit 10.86 to the Current Report on Form 8-k filed with the Securities and Exchange Commission on March 28, 2013)

21.1	Subsidiaries of U.S. Auto Parts Network, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the exhibit of the same number from the registration statement on Form S-1 of U.S. Auto Parts Network, Inc. (File No. 333-138379) initially filed with the Securities and Exchange Commission on November 2, 2006, as amended.
+	Indicates a management contract or compensatory plan or arrangement
†	U.S. Auto Parts Network, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2014	U.S. AUTO PARTS NETWORK, INC.

	By:	/s/ Shane Evangelist
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Shane Evangelist	Chief Executive Officer and Director
Shane Evangelist	(principal executive officer)	March 11, 2014

/s/ David Robson	Chief Financial Officer
David Robson	(principal financial and accounting officer)	March 11, 2014

/s/ Robert J. Majteles
Robert J. Majteles	Chairman of the Board	March 11, 2014

/s/ Joshua L. Berman
Joshua L. Berman	Director	March 11, 2014

/s/ Fredric W. Harman
Fredric W. Harman	Director	March 11, 2014

/s/ Sol Khazani
Sol Khazani	Director	March 11, 2014

/s/ Warren B. Phelps III
Warren B. Phelps III	Director	March 11, 2014

/s/ Barbara Palmer
Barbara Palmer	Director	March 11, 2014

/s/ Bradley E. Wilson
Bradley E. Wilson	Director	March 11, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

U.S. Auto Parts Network, Inc.

Carson, CA

We have audited the accompanying consolidated balance sheets of U.S. Auto Parts Network, Inc. and subsidiaries (the “Company”) as of December 28, 2013 and December 29, 2012, and the related consolidated statements of comprehensive operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of U.S. Auto Parts Network, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, CA

March 11, 2014

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par and Per Share Liquidation Value)

	December 28, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$818	$1,030
Short-term investments	47	110
Accounts receivable, net of allowances of $213 and $221 at December 28, 2013 and December 29, 2012, respectively	5,029	7,431
Inventory	36,986	42,727
Deferred income taxes	—	39
Other current assets	3,234	4,176

Total current assets	46,114	55,513
Property and equipment, net	19,663	28,559
Intangible assets, net	1,601	3,227
Other non-current assets	1,804	1,578

Total assets	$69,182	$88,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,669	$28,025
Accrued expenses	5,959	10,485
Revolving loan payable	6,774	16,222
Current portion of capital leases payable	269	70
Other current liabilities	3,682	4,738

Total current liabilities	36,353	59,540
Capital leases payable, net of current portion	9,502	70
Deferred income taxes	335	314
Other non-current liabilities	2,126	1,309

Total liabilities	48,316	61,233

Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; $1.45 per share liquidation value or aggregate of $6,017; 4,150 shares authorized; 4,150 and 0 shares issued and outstanding at December 28, 2013 and December 29, 2012, respectively	4	—
Common stock, $0.001 par value; 100,000 shares authorized; 33,352 and 31,128 shares issued and outstanding at December 28, 2013 and December 29, 2012, respectively	33	31
Additional paid-in-capital	168,693	159,781
Common stock dividend distributable on Series A convertible preferred stock	60	—
Accumulated other comprehensive income	446	384
Accumulated deficit	(148,370)	(132,552)

Total stockholders’ equity	20,866	27,644

Total liabilities and stockholders’ equity	$69,182	$88,877

See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(In Thousands, Except Per Share Data)

	Fifty-Two Weeks Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net sales	$254,753	$304,017	$327,072
Cost of sales (1)	180,620	212,379	220,072

Gross profit	74,133	91,638	107,000

Operating expenses:
Marketing	41,045	51,416	55,785
General and administrative	17,567	19,857	31,961
Fulfillment	18,702	22,265	19,164
Technology	5,128	6,274	7,274
Amortization of intangible assets	381	1,189	3,673
Impairment loss on goodwill	—	18,854	—
Impairment loss on property and equipment	4,832	1,960	—
Impairment loss on intangible assets	1,245	5,613	5,138

Total operating expenses	88,900	127,428	122,995

Loss from operations	(14,767)	(35,790)	(15,995)

Other income (expense):
Other income, net	148	20	364
Interest expense	(972)	(785)	(1,018)
Loss on debt extinguishment	—	(360)	—

Total other expense, net	(824)	(1,125)	(654)

Loss before income taxes	(15,591)	(36,915)	(16,649)
Income tax (benefit) provision	43	(937)	(1,512)

Net loss	(15,634)	(35,978)	(15,137)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	55	31	22
Unrealized gains on investments	7	26	56

Total other comprehensive income	62	57	78

Comprehensive loss	$(15,572)	$(35,921)	$(15,059)

Basic and diluted net loss per share	$(0.48)	$(1.17)	$(0.50)
Shares used in computation of basic and diluted net loss per share	32,697	30,818	30,546

(1)

Excludes depreciation and amortization expense which is included in marketing, general and administrative and fulfillment expense as described in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations” below.

See accompanying notes to consolidated financial statements.

U.S AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

	Preferred Stock		Common Stock		Additional Paid-in- Capital	Preferred Stock Dividend Distributable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2011	—	—	30,429	$30	$153,962	—	$249	($81,437)	$72,804

Net loss	—	—	—	—	—	—	—	(15,137)	(15,137)
Issuance of shares in connection with stock option exercises	—	—	137	1	353	—	—	—	354
Issuance of stock awards	—	—	60	—		—	—	—	—
Share-based compensation	—	—	—	—	2,825	—	—	—	2,825
Unrealized gain on investments, net of tax	—	—	—	—	—	—	56	—	56
Effect of changes in foreign currencies	—	—	—	—	—	—	22	—	22

Balance, December 31, 2011	—	—	30,626	31	157,140	—	327	(96,574)	60,924

Net loss			—	—	—		—	(35,978)	(35,978)
Issuance of shares in connection with stock option exercises	—	—	489	—	636	—	—	—	636
Issuance of stock awards	—	—	13	—	53	—	—	—	53
Share-based compensation	—	—	—	—	1,952	—	—	—	1,952
Unrealized gain on investments, net of tax	—	—	—	—	—	—	26	—	26
Effect of changes in foreign currencies	—	—	—	—	—	—	31	—	31

Balance, December 29, 2012	—	—	31,128	31	159,781	—	384	(132,552)	27,644

Net loss	—	—	—	—	—	—	—	(15,634)	(15,634)
Issuance of shares in connection with Series A Preferred Stock, net of issuance costs	4,150	4	—	—	5,166	—	—	—	5,170
Issuance of shares in connection with common stock offering, net of issuance costs	—	—	2,050	2	1,989	—	—	—	1,991
Issuance of common stock in connection with preferred stock dividends	—	—	50	—	60	—	—	—	60
Issuance of shares in connection with stock option exercises	—	—	101	—	183	—	—	—	183
Issuance of shares in connection with BOD fees	—	—	23	—	31	—		—	31
Share-based compensation	—	—	—	—	1,483	—	—	—	1,483
Common stock dividend distributable on Series A Preferred Stock	—	—	—	—	—	60	—	(120)	(60)
Cash dividends on preferred stock	—	—	—	—	—	—	—	(64)	(64)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	7	—	7
Effect of changes in foreign currencies	—	—	—	—	—	—	55	—	55

Balance, December 28, 2013	4,150	4	33,352	33	168,693	60	446	(148,370)	20,866

See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fifty-Two Weeks Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Operating activities
Net loss	$(15,634)	$(35,978)	$(15,137)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	12,175	15,204	12,695
Amortization of intangible assets	381	1,189	3,673
Deferred income taxes	59	(875)	(1,537)
Share-based compensation expense	1,263	1,673	2,607
Stock awards issued for non-employee director service	31	53	—
Impairment loss on goodwill	—	18,854	—
Impairment loss on property and equipment	4,832	1,960	—
Impairment loss on intangible assets	1,245	5,613	5,138
Amortization of deferred financing costs	81	94	147
Loss on debt extinguishment	—	360	—
Loss (gain) from disposition of assets	(35)	14	(12)
Changes in operating assets and liabilities:
Accounts receivable	2,403	491	(2,583)
Inventory	5,740	9,520	(4,145)
Other current assets	954	(618)	734
Other non-current assets	(213)	(281)	—
Accounts payable and accrued expenses	(11,833)	(14,912)	6,218
Other current liabilities	(1,054)	(2,964)	2,202
Other non-current liabilities	472	203	378

Net cash (used in) provided by operating activities	867	(400)	10,378

Investing activities
Additions to property and equipment	(8,325)	(10,155)	(14,303)
Proceeds from sale of property and equipment	47	14	—
Cash paid for intangibles	—	(34)	(74)
Proceeds from sale of marketable securities and investments	52	3,171	2,600
Purchases of marketable securities and investments	(7)	(8)	(572)
Changes in restricted cash	—	—	319
Purchases of company-owned life insurance	(106)	(166)	(281)
Proceeds from purchase price adjustment	—	—	787

Net cash used in investing activities	(8,339)	(7,178)	(11,524)

Financing activities
Proceeds from revolving loan payable	19,561	26,731	—
Payments made on revolving loan payable	(29,008)	(10,509)	—
Proceeds from sale-leaseback transaction	9,584	—	—
Payments made on long-term debt	—	(17,875)	(6,125)
Payment of debt extinguishment costs	—	(175)	—
Payments of debt financing costs	—	(407)	(74)
Proceeds from issuance of Series A convertible preferred stock	6,017	—	—
Payment of issuance costs from Series A convertible preferred stock	(847)	—	—
Proceeds from issuance of common stock	2,235	—	—
Payment of issuance costs from common stock	(244)	—	—
Payments on capital leases	(198)	(137)	(144)
Proceeds from exercise of stock options	183	636	384
Other	(64)	—	(141)

Net cash (used in) provided by financing activities	7,219	(1,736)	(6,100)

Effect of exchange rate changes on cash	41	9	(14)
Net change in cash and cash equivalents	(212)	(9,305)	(7,260)
Cash and cash equivalents, beginning of period	1,030	10,335	17,595

Cash and cash equivalents, end of period	$818	$1,030	$10,335

Supplemental disclosure of non-cash investing and financing activities:
Accrued asset purchases	$736	$1,803	$1,286
Property acquired under capital lease	322	104	49
Unrealized gain on investments	7	26	60
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$43	$—	$9
Cash paid during the period for interest	884	495	1,099

See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Data)

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

The Company is a Delaware C corporation and is headquartered in Carson, California. The Company also has employees located in Kansas, Virginia, Tennessee, Texas, Wyoming and Illinois, as well as in the Philippines.

Fiscal Year

The Company’s fiscal year is based on a 52/53 week fiscal year ending on the Saturday closest to December 31.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Basis of Presentation

During fiscal year 2013 and 2012, the Company’s revenues declined by 16.2% and 7.0%, respectively, compared to the corresponding periods in 2012 and 2011, respectively. Additionally, the Company incurred a net loss of $15,634 for fiscal year 2013, after incurring net losses of $35,978 and $15,137 in fiscal years 2012 and 2011, respectively. Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months. When compared to the first two quarters of fiscal year 2013, we expect our revenues to be flat and net loss to be lower in fiscal year 2014 and improving thereafter as compared to the third and fourth quarters of fiscal year 2013. Should the Company’s expected trend worsen in 2014, it could negatively impact our liquidity as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. There can be no assurance that we would be able to raise such additional financing or engage in such additional asset sales on acceptable terms, or at all. If revenues were to continue to decline and the net loss continues for longer than we expect because our strategies to return to positive sales growth and profitability are not successful or otherwise; and if we are not able to raise adequate additional financing or proceeds from additional asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations.

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

Fair Value of Financial Instruments

Financial instruments that are not measured at fair value include accounts receivable, accounts payable and debt. Refer to “Note 3 – Fair Value Measurements” for additional fair value information. If the Company’s revolving loan payable (see “Note 6 – Borrowings”) had been measured at fair value, it would be categorized in Level 2 of the fair value hierarchy, as the estimated value would be based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same or similar terms. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value at December 28, 2013 and December 29, 2012 due to their short-term maturities. Marketable securities and investments are carried at fair value, as discussed below. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of our revolving loan payable, classified as current liability in our consolidated balance sheet, approximates its carrying amount because the interest rate is variable.

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

Other-Than-Temporary Impairment

All of the Company’s marketable securities and investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. No other-than-temporary impairment charges were recorded on any investments during fiscal year 2013, 2012 and 2011.

Inventory

Inventories consist of finished goods available-for-sale and are stated at the lower of cost or market value, determined using the first-in first-out (“FIFO”) method. The Company purchases inventory from suppliers both domestically and internationally, and routinely enters into supply agreements with U.S.–based suppliers and its primary drop-ship vendors. The Company believes that its products are generally available from more than one supplier and seeks to maintain multiple sources for its products, both internationally and domestically. The Company primarily purchases products in bulk quantities to take advantage of quantity discounts and to ensure inventory availability. Inventory is reported at the lower of cost or market, adjusted for slow moving, obsolete or scrap product. Inventory at December 28, 2013 and December 29, 2012 was $36,986 and $42,727, respectively, which included items in-transit to our warehouses, in the amount of $6,750 and $6,419, respectively.

Website and Software Development Costs

The Company capitalizes certain costs associated with website and software developed for internal use according to ASC 350-50 Intangibles – Goodwill and Other – Website Development Costs and ASC 350-40 Intangibles – Goodwill and Other – Internal-Use Software, when both the preliminary project design and testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website and software development such as payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use software project. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. These amounts are amortized on a straight-line basis over two to three years once the software is placed into service. The Company capitalized website and software development costs of $8,150 and $9,142 during fiscal year 2013 and 2012, respectively. At December 28, 2013 and December 29, 2012, our internally developed website and software costs amounted to $50,250 and $42,100, respectively, and the related accumulated amortization and impairment amounted to $44,211 and $30,325, respectively. During fiscal year 2013 and 2012, the Company recognized an impairment loss on websites and software development costs of $4,832 and $3,868, respectively.

Long-Lived Assets and Intangibles Subject to Amortization

The Company accounts for the impairment and disposition of long-lived assets, including intangibles subject to amortization, in accordance with ASC 360 Property, Plant and Equipment (“ASC 360”). Management assesses potential impairments whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. An impairment loss will result when the carrying value exceeds the undiscounted cash flows estimated to result from the use and eventual disposition of the asset or asset group. Impairment losses will be recognized in operating results to the extent that the carrying value exceeds the discounted future cash flows estimated to result from the use and eventual disposition of the asset or asset group. The Company continually uses judgment when applying these impairment rules to determine the timing of the impairment tests, undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset or asset group. The reasonableness of our judgments could significantly affect the carrying value of our long-lived assets. During the second quarter of 2013, the Company recognized an impairment loss on property and equipment and intangible assets subject to amortization of $4,832 and $1,245, respectively. As of December 28, 2013, the Company’s long-lived assets did not indicate a potential impairment under the provisions of ASC 360, therefore no impairment charges were recorded during the fourth quarter of 2013. During the fourth quarter of 2012, the Company recognized an impairment loss on property and equipment and intangible assets subject to amortization of $1,960 and $1,745, respectively. Future impairment losses could result if the fair value of the Company’s long lived assets continues to decline. Refer to “Note 3 – Fair Value Measurements” “Note 4 – Property and Equipment, Net” and “Note 5 – Goodwill and Indefinite-Lived Intangibles” for further details.

Goodwill and Indefinite-Lived Intangibles.

The Company accounts for goodwill under the guidance set forth in ASC Topic 350- Intangibles – Goodwill and Other (“ASC 350”), which specifies that goodwill and indefinite-lived intangibles should not be amortized. The Company has historically evaluated goodwill and indefinite-lived intangibles for impairment on an annual basis or more frequently if events or circumstances occur that would indicate a reduction in fair value. The goodwill impairment test is a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount including goodwill. The Company estimates the fair value of the reporting unit based on the income approach, which utilizes discounted future cash flows. Assumptions critical to the fair value estimates under the discounted cash flow model include discount rates, cash flow projections, projected long-term growth rates and the determination of terminal values. The market approach is used as a test of reasonableness to corroborate the income approach. The market approach utilized market multiples of invested capital from publicly traded companies in similar lines of business. The market multiples from invested capital include revenues, total assets, book equity plus debt and EBITDA.

During the fourth quarter of 2012, the Company identified adverse events related to the Company’s overall financial performance, including the continued downward trend in the Company’s revenues and negative cash flows from operations, and a sustained decline in the Company’s share price, that would more likely than not reduce the fair value of our reporting units below their carrying amounts. The excess of carrying value over fair value for our reporting unit as of October 31, 2012, the annual testing date, was approximately $21,843. If the carrying amount exceeds the estimated fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss and the impairment losses will be recognized in operating results. Therefore, the Company performed the second step of the goodwill impairment test to measure the amount of impairment loss. The second step compares the implied fair value of goodwill with the carrying amount of goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Based on its analysis, the Company recognized an impairment loss on goodwill of $18,854, which represented its carrying value as of October 31, 2012. No impairment loss on goodwill was recognized for fiscal year 2011. For indefinite lived intangible assets, the Company utilized the royalty savings method to determine the fair value of the trade name intangible assets using discounted rate of 15.0% and 18.5% for fiscal year 2012 and 2011, respectively, and royalty rate of 0.1% and 1.0%, respectively for fiscal year 2012 and 2011, respectively. During the fourth quarter of 2012 and 2011, we recorded an impairment loss on indefinite lived intangible assets totaling $3,868 and $5,138. As a result of the impairment losses taken in fiscal years 2012 and 2011, the Company did not have any goodwill or indefinite-lived intangibles on its balance sheet in fiscal year 2013. In addition, all the remaining indefinite lived intangibles were reclassified as definite lived intangibles and subject to amortization. Refer to “Note 3- Fair Value Measurements” and “Note 5 – Goodwill and Indefinite-Lived Intangibles” for additional details.

Deferred Catalog Expenses

Deferred catalog expenses consist of third-party direct costs including primarily creative design, paper, printing, postage and mailing costs for all Company direct response catalogs. Such costs are capitalized as deferred catalog expenses and are amortized over their expected future benefit period. Each catalog is fully amortized within nine months. Deferred catalog expenses are included in other current assets and amounted to $485 and $714 at December 28, 2013 and December 29, 2012, respectively.

Deferred Financing Costs

Deferred financing costs are being amortized over the life of the loan using the straight-line method as it is not significantly different from the effective interest method.

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

Revenue from sales of advertising is recorded when performance requirements of the related advertising program agreement are met. For fiscal year ended 2013, 2012 and 2011, the advertising revenue represented approximately 1%, 1% and 2% of our total revenue, respectively.

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

Sales discounts are recorded in the period in which the related sale is recognized. Sales return allowances are estimated based on historical amounts and are recorded upon recognizing the related sales. Credits are issued to customers for returned products. Credits for returned products amounted to $24,618, $30,420, and $30,117 for fiscal year 2013, 2012 and 2011, respectively.

No customer accounted for more than 10% of the Company’s net sales.

The following table provides an analysis of the allowance for sales returns and the allowance for doubtful accounts (in thousands):

	Balance at Beginning of Period	Charged to Revenue, Cost or Expenses	Deductions	Balance at End of Period
Fifty-Two Weeks Ended December 28, 2013
Allowance for sales returns	$1,364	$24,147	$(24,618)	$893
Allowance for doubtful accounts	221	181	(189)	213
Fifty-Two Weeks Ended December 29, 2012
Allowance for sales returns	$1,726	$30,058	$(30,420)	$1,364
Allowance for doubtful accounts	183	247	(209)	221
Fifty-Two Weeks Ended December 31, 2011
Allowance for sales returns	$1,316	$30,527	$(30,117)	$1,726
Allowance for doubtful accounts	372	87	(276)	183

Cost of Sales

Cost of sales consists of the direct costs associated with procuring parts from suppliers and delivering products to customers. These costs include direct product costs, outbound freight and shipping costs, warehouse supplies and warranty costs, partially offset by purchase discounts and cooperative advertising. Total freight and shipping expense included in cost of sales for fiscal year 2013, 2012 and 2011 was $34,182, $39,702, and $41,070, respectively. Depreciation and amortization expenses are excluded from cost of sales and included in marketing, general and administrative and fulfillment expenses as noted below.

Warranty Costs

The Company or the vendors supplying its products provide the Company’s customers limited warranties on certain products that range from 30 days to lifetime. In most cases, the Company’s vendors are the party primarily responsible for warranty claims. Standard product warranties sold separately by the Company are recorded as deferred revenue and recognized ratably over the life of the warranty, ranging from one to five years. The Company also offers extended warranties that are imbedded in the price of selected private label products we sell. The product brands that include the extended warranty coverage are offered at three different service levels: (a) a five year unlimited product replacement, (b) a five year one-time product replacement, and (c) a three year one-time product replacement. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on each product’s historical return rate and historical warranty cost. The standard and extended warranty obligations are recorded as warranty liabilities and included in other current liabilities in the consolidated balance sheets. For the fiscal year 2013 and 2012, the activity in our aggregate warranty liabilities was as follows (in thousands):

	December 28, 2013	December 29, 2012
Warranty liabilities, beginning of period	$282	$384
Adjustments to preexisting warranty liabilities	(58)	(232)
Additions to warranty liabilities	165	248
Reductions to warranty liabilities	(93)	(118)

Warranty liabilities, end of period	$297	$282

Marketing Expense

Marketing costs, including advertising, are expensed as incurred. The majority of advertising expense is paid to internet search engine service providers and internet commerce facilitators. For fiscal year 2013, 2012 and 2011, the Company recognized advertising costs of $16,619, $21,068 and $28,445, respectively. Marketing costs also include depreciation and amortization expense and share-based compensation expense.

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

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC 718 Compensation – Stock Compensation (“ASC 718”). All stock options issued to employees are recognized as share-based compensation expense in the financial statements based on their respective grant date fair values, and are recognized within the statement of comprehensive operations as marketing, general and administrative, fulfillment or technology expense, based on employee departmental classifications. Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. The Company currently uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.

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

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of December 28, 2013, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.

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

Segment Data

The Company operates in two reportable segments. The criteria the Company used to identify its operating segments are primarily the nature of the products the Company sells and the consolidated operating results that are regularly reviewed by the Company’s chief operating decision maker to assess performance and make operating decisions. Certain long-lived assets are held in the Philippines (refer to “Note 4 – Property and Equipment, Net”). In 2012, we identified two reporting units, Base USAP, which is the core auto parts business, and AutoMD, an online automotive repair source, in accordance with ASC 280 Segment Reporting (“ASC 280”). AutoMD recorded revenues of $331 and $350 for fiscal years 2013 and 2012, respectively. AutoMD incurred total expenses of $2,321 and $2,379 during fiscal years 2013 and 2012, respectively, which are primarily related to depreciation and amortization expense of capitalized website and software development costs. AutoMD recorded net losses of $1,990 and $2,030 for fiscal years 2013 and 2012, respectively. Total assets for AutoMD were $2,143 and $2,059 as of December 28, 2013 and December 29, 2012, respectively, which are primarily related to capitalized website and software development costs. Prior to fiscal year 2012, our reporting unit AutoMD had been considered a part of our main reporting unit, Base USAP. There was no distinguishable business of AutoMD and revenues, expenses and assets were insignificant to the overall business and hence not reported separately in accordance with the thresholds defined by ASC 280.

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this ASU require an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. An entity is required to apply the amendments effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. These amendments are not expected to have a material impact to the Company’s consolidated financial statements when adopted.

Note 2 – Investments

As of December 28, 2013, the Company held the following securities and investments, recorded at fair value:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Mutual funds (1)	$40	$7	$—	$47

As of December 29, 2012, the Company held the following securities and investments, recorded at fair value:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Mutual funds (1)	$110	$—	$—	$110

(1)

Mutual funds are classified as short-term investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.

Proceeds from the sale of available-for-sale securities are disclosed separately in the accompanying consolidated statements of cash flow. For fiscal year 2013, the Company recognized a realized loss of $1 from the sale of mutual funds. For fiscal year 2012, the Company recognized a gross realized loss of $4 from the sale of mutual funds.

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

Financial Assets Valued on a Recurring Basis

As of December 28, 2013 and December 29, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s financial instruments, including cash and cash equivalents and investments. The following table represents our fair value hierarchy and the valuation techniques used for financial assets measured at fair value on a recurring basis:

	As of December 28, 2013
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Cash and cash equivalents (1)	$818	$818	$—	$—	(a)
Investments – mutual funds (2)	47	47	—	—	(a)

	$865	$865	$—	$—

	As of December 29, 2012
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Cash and cash equivalents (1)	$1,030	$1,030	$—	$—	(a)
Investments – mutual funds (2)	110	110	—	—	(a)

	$1,140	$1,140	$—	$—

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

During fiscal year 2013 and 2012, there were no transfers into or out of Level 1 and Level 2 assets.

As of December 31, 2011, the Company had invested in ARPS, which were classified as long-term available-for-sale securities and reflected at $2,104 (fair value), which included an unrealized loss of $21. During the second quarter of 2012, the remaining ARPS balance at December 31, 2011 was fully redeemed at par.

Before utilizing Level 3 inputs in the fair value measurement of our ARPS, the Company considered significant Level 2 observable inputs of similar assets in active and inactive markets. These investments consisted solely of collateralized debt obligations supported by municipal and state agencies; did not include mortgage-backed securities or student loans; had redemption features that called for redemption at 100% of par value; and had a credit rating of A or AAA. The Company fully redeemed its investment at par value during the second quarter of 2012.The following tables present the Company’s ARPS activity measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during fiscal year 2012:

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

As of December 28, 2013, the Company’s long-lived assets did not indicate a potential impairment under the provisions of ASC 360. During the second quarter of 2013, the Company identified adverse events related to the Company’s overall financial performance, including the continued downward trend in the Company’s revenues and gross margin, and a sustained decline in the Company’s share price, that would more likely than not reduce the fair value of the Company’s long-lived assets below their carrying amount. The Company performed its impairment testing of long-lived assets, including intangible assets subject to amortization, in accordance with ASC 360. The Company recorded impairment losses on property and equipment and intangible assets of $4,832 and $1,245, respectively. The fair value measurements are categorized as Level 3 of the fair value hierarchy, as the Company developed its own assumptions and analysis to determine if such assets were impaired.

During the fourth quarter of 2012, the total impairment loss was $26,427. The Company recorded impairment losses on property and equipment, goodwill and intangible assets of $1,960, $18,854 and $5,613, respectively. The fair value measurements are categorized as Level 3 of the fair value hierarchy, as the Company developed its own assumptions and analysis to determine if such assets were impaired.

Refer to “Note 1 – Summary of Significant Accounting Policies and Nature of Operations,” “Note 4 – Property and Equipment, Net” and “Note 5 – Goodwill and Indefinite-Lived Intangibles” for additional details.

Note 4 – Property and Equipment, Net

The Company’s fixed assets are stated at cost less accumulated depreciation, amortization and impairment. Depreciation and amortization expense are provided for in amounts sufficient to relate the cost of depreciable and amortizable assets to operations over their estimated service lives. Depreciation and amortization expense for fiscal year 2013, 2012 and 2011 was $12,175, $15,204 and $12,695, respectively. For fiscal year 2013, the balance includes amortization expense of $317 for capital leased assets related to the LaSalle, Illinois facility (see sale-leaseback discussion below for details). The cost and related accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings.

The Company accounts for the impairment of property and equipment in accordance with ASC 360. As of December 28, 2013, the Company’s property and equipment did not indicate a potential impairment under the provisions of ASC 360. During the second quarter of 2013, the Company identified adverse events related to the Company’s overall financial performance, including accelerating downward trend in the Company’s revenues and gross margin, which indicated that the carrying amount of certain property and equipment may not be recoverable. Given the indicators of impairment, the Company utilized the royalty savings method rather than cost method in determining the fair values, using a discount rate of 14.5% and royalty rate of 1.0%. Based on its analysis, the Company recognized an impairment loss on internally developed software of $4,832. Any future decline in the fair value of an asset group could result in future impairments. During the fourth quarter of 2012, the Company recognized an impairment loss on building and internally developed website and software development costs of $1,000 and $960, respectively. The Company estimated the fair value of the building at La Salle, Illinois at the expected selling price to Store Capital Acquisitions, LLC. The Company used the royalty savings method rather than cost method in determining the fair values of the internally developed websites and software, using a discount rate of 15% and royalty rate of 2.5%. Any future decline in the fair value of an asset group could result in future impairments. The Company did not recognize any impairment loss on property and equipment for fiscal year 2011.

Refer to “Note 1 – Summary of Significant Accounting Policies and Nature of Operations” and “Note 3 – Fair Value Measurements” for additional details.

Property and equipment consisted of the following at December 28, 2013 and December 29, 2012:

	December 28, 2013	December 29, 2012
Land	$630	$630
Building	8,877	10,680
Machinery and equipment	12,163	13,249
Computer software (purchased and developed) and equipment	55,383	46,884
Vehicles	264	261
Leasehold improvements	1,767	2,364
Furniture and fixtures	1,057	1,131
Construction in process	2,066	3,043

	82,207	78,242

Less accumulated depreciation, amortization and impairment	(62,544)	(49,683)

Property and equipment, net	$19,663	$28,559

On April 17, 2013, the Company’s wholly-owned subsidiary, Whitney Automotive Group, Inc. (“WAG”) closed the sale of its facility in LaSalle, Illinois for $9,750 pursuant to a purchase and sale agreement dated April 17, 2013 between WAG and STORE Capital Acquisitions, LLC. The Company used the net proceeds of $9,507 (net of $77 in legal fees) from this sale to reduce its revolving loan payable. Under the terms of the purchase and sale agreement, simultaneously with the execution of the purchase and sale agreement and the closing of the sale of the property, the Company entered into a lease agreement with STORE Master Funding III, LLC (“STORE”) whereby we leased back the property for our continued use as an office, retail and warehouse facility for storage, sale and distribution of automotive parts, accessories and related items for 20 years commencing upon the execution of the lease and terminating on April 30, 2033. The related assets represent the amounts included in land and building in the summary above. The Company’s initial base annual rent is $853 for the first year (“Base Rent Amount”), after which the rental amount will increase annually on May 1 by the lesser of 1.5% or 1.25 times the change in the Consumer Price Index as published by the U.S. Department of Labor’s Bureau of Labor Statistics, except that in no event will the adjusted annual rental amount fall below the Base Rent Amount. We were not required to pay any security deposit. Under the terms of the lease, we are required to pay all taxes associated with the lease, pay for any required maintenance on the property, maintain certain levels of insurance and indemnify STORE for losses incurred that are related to our use or occupancy of the property. The lease was accounted for as a capital lease and the $376 excess of the net proceeds over the net carrying amount of the property is amortized in interest expense on a straight-line basis over the lease term of 20 years. As of December 28, 2013, the gross carrying value, the accumulated depreciation and the net carrying value of all capital leased assets included in property and equipment were $9,771, $518 and $9,253, respectively.

Construction in process primarily relates to the Company’s internally developed software (refer to caption “Website and Software Development Costs” in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations”). Certain of the Company’s net property and equipment were located in the Philippines as of December 28, 2013 and December 29, 2012, in the amount of $508 and $1,042, respectively.

Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes, at rates based on the following estimated useful lives:

Years
Machinery and equipment	2 - 5
Computer software (purchased and developed)	2 - 3
Computer equipment	2 - 5
Vehicles	3 - 5
Leasehold improvements*	3 - 5
Furniture and fixtures	3 - 7
Facility subject to capital lease	20

*	The estimated useful life is the lesser of 3-5 years or the lease term.

Note 5 – Goodwill and Indefinite-Lived Intangibles

The Company evaluates goodwill for impairment on an annual basis or more frequently if events or circumstances occur that would indicate a reduction in fair value. We identified two reporting units, Base USAP, which is the core auto parts business, and AutoMD, an online automotive repair source, (refer to “Segment Data” above in “Note 1-Summary of Significant Accounting Policies and Nature of Operations”) in accordance with ASC 280 Segment Reporting. We identified AutoMD as a reporting unit for purposes of the goodwill impairment testing and no impairment charge was recorded related to this reporting unit and no goodwill was assigned to this reporting unit. The results of the impairment testing discussed below refer solely to Base USAP.

As of December 28, 2013, the Company’s intangible assets subject to amortization did not indicate a potential impairment under the provisions of ASC 360. During the second quarter of 2013, the Company recognized impairment losses on product design intellectual property and certain domain and trade names for $838 and $407, respectively. The impairment charges were primarily the result of lower sales and gross margin. Given the indicators of impairment, the Company utilized the royalty savings method in determining the fair values using a discount rate of 14.5%, and royalty rate of 1.0% and 0.1% for product design intellectual property, and domain and trade names, respectively. For the product design intellectual property, we utilized the royalty savings method rather than the cost method in determining the fair value. The decrease in future cash flows resulted in these assets being impaired, as their carrying values exceeded the fair value.

During the fourth quarter of 2012, the Company identified adverse events related to the Company’s overall financial performance, including the continued downward trend in the Company’s revenues and negative cash flows from operations, and a sustained decline in the Company’s share price, that would more likely than not reduce the fair value of our reporting unit below its carrying amount. As of October 31, 2012, the Company performed its annual impairment test and the excess of carrying value estimates over fair value for our reporting unit was approximately $21,843. Therefore, the Company performed the second step of the goodwill impairment test to measure the amount of impairment loss. The second step compares the implied fair value of goodwill with the carrying amount of goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The Company used the discounted cash flow method to determine the fair value of the goodwill and used a discount rate of 13%. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Based on its analysis, the Company recognized an impairment loss on goodwill of $18,854 during the fourth quarter of 2012. Refer to “Note 1- Summary of Significant Accounting Policies and Nature of Operations” and “Note 3 – Fair Value Measurements” for additional details.

The following table summarizes the changes in our goodwill:

	Gross Amount	Accum. Impairment Losses	Net Amount
Balance at January 1, 2011	$23,077	$(4,430)	$18,647
Adjustment to goodwill	207	—	207

Balance at December 31, 2011	$23,284	$(4,430)	$18,854
Impairment loss on goodwill	—	(18,854)	(18,854)

Balance at December 29, 2012	$23,284	$(23,284)	$—

Intangible assets consisted of the following at December 28, 2013 and December 29, 2012:

	Useful Life	December 28, 2013			December 29, 2012
		Gross Carrying Amount	Accumulated Amort. and Impairment	Net Carrying Amount	Gross Carrying Amount	Accum. Amort. and Impairment	Net Carrying Amount
Intangible assets subject to amortization:
Websites	5 years	$—	$—	$—	$2,035	$(2,035)	$—
Internet platform intellectual property	10 months	—	—	—	4,300	(4,300)	—
Product design intellectual property (1)	4 years	2,750	(1,842)	908	2,750	(722)	2,028
Customer relationships	4 years	—	—	—	2,050	(2,050)	—
Assembled workforce	7 years	—	—	—	512	(512)	—
Favorable lease	2.5 years	—	—	—	78	(78)	—
Domain and trade names (2)	10 years	1,199	(506)	693	5,067	(3,868)	1,199

Total		$3,949	$(2,348)	$1,601	$16,792	$(13,565)	$3,227

(1)	During the second quarter of 2013, based on its impairment analysis, the Company changed the estimated useful life for product design and intellectual property from 9 years to 4 years.
(2)

Prior to the fourth quarter of 2012, certain domain and trade names were considered to have an indefinite useful life. During the fourth quarter of 2012, after an impairment charge was recognized, the Company determined that an estimated useful life of 10 years was more appropriate.

As of December 31, 2011, the Company recorded an impairment charge of $5,138 related to certain trade name intangible assets associated with the WAG acquisition. During the fourth quarter of 2012, we recognized additional impairment losses on certain trade names for $3,868. The impairment charges were primarily the result of the deterioration in the economic environment and lower sales and profitability. Given the indicators of impairment, the Company utilized the royalty savings method in determining fair value of the trade name intangible assets using a discount rate of 15% and royalty rate of 0.1%. The decrease in future cash flows resulted in these indefinite-lived assets being impaired, as the carrying value of the trade names exceeded the fair value. For intangibles subject to amortization, we recorded an impairment loss to websites, customer relationships and assembled workforce of $695, $911 and $139, respectively, in the fourth quarter of 2012. The Company did not recognize impairment loss on intangible assets subject to amortization for fiscal year 2011.

Refer to “Note 1– Summary of Significant Accounting Policies and Nature of Operations” and “Note 3 – Fair Value Measurements” for additional details.

Intangible assets subject to amortization are amortized on a straight-line basis. Amortization expense relating to intangibles totaled $381, $1,189 and $3,673 for fiscal year 2013, 2012 and 2011, respectively.

The following table summarizes the future estimated annual amortization expense for these assets over the next five years:

2014	$336
2015	336
2016	336
2017	207
2018	77
Thereafter	309

Total	$1,601

Note 6 – Borrowings

In April 2012, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A., as sole lender and administrative agent entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving commitment in an aggregate principal amount of up to $40,000 (the “Credit Facility”), which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. On August 2, 2013, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan entered into a third amendment to the Credit Agreement (“Third Amended Credit Agreement”) amending the Credit Agreement to, among other things, reduce the revolving commitment to $20,000 and, upon satisfaction of certain conditions, provide that the Company has the right to increase the revolving commitment up to $40,000. The Credit Facility matures on April 26, 2017. The Company used the proceeds of the loans borrowed on the closing date to repay in full its previous credit facility with Silicon Valley Bank. At December 28, 2013, our outstanding revolving loan balance was $6,774. The customary events of default under the Credit Facility (discussed below) include certain subjective acceleration clauses, which management has determined the likelihood of such acceleration is more than remote, considering the recurring losses experienced by the Company, therefore a current classification of our revolving loan payable was required.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.50%, or (b) an “alternate base rate” minus an applicable margin of 0.50%. Each applicable margin as set forth in the prior sentence is subject to increase or decrease by 0.25% per annum based upon the Company’s fixed charge coverage ratio. At December 28, 2013, the Company’s LIBOR based interest rate was 1.94% (on $5,000 principal) and the Company’s prime based rate was 3.0% (on $1,774 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.20% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than $6,000 at any time, as defined, and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $7,000 at all times. The Company’s excess availability was $8,708 at December 28, 2013. As of the date hereof, the cash dominion period has not been in effect; accordingly no principal payments are currently due.

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

Under the Credit Agreement, the Company is not required to maintain a minimum fixed charge coverage ratio, unless excess availability is less than $6,000, as defined, whereby a ratio of 1.0 to 1.0 will be required. Events of default under the Credit Agreement include: failure to timely make payments due under the Credit Agreement; material misrepresentations or misstatements under the Credit Agreement and other related agreements; failure to comply with covenants under the Credit Agreement and other related agreements; certain defaults in respect of other material indebtedness; insolvency or other related events; certain defaulted judgments; certain ERISA-related events; certain security interests or liens under the loan documents cease to be, or are challenged by the Company or any of its subsidiaries as not being, in full force and effect; any loan document or any material provision of the same ceases to be in full force and effect; and certain criminal indictments or convictions of any Loan Party. As of December 28, 2013, the Company was in compliance with all covenants under the Credit Agreement. However, if our excess availability is reduced to less than $6,000, we will not comply with the minimum fixed charge coverage ratio.

As of December 28, 2013, the Company had total capital leases payable of $9,771. The present value of the net minimum payments on capital leases as of December 28, 2013 is as follows:

Total minimum lease payments	$19,484
Less amount representing interest	(9,713)

Present value of net minimum lease payments	9,771
Current portion of capital leases payable	(269)

Capital leases payable, net of current portion	$9,502

Note 7 – Stockholders’ Equity and Share-Based Compensation

Common Stock

The Company has 100,000 shares of common stock authorized. We have never paid cash dividends on our common stock. The following issuances of common stock were made during the fifty-two weeks ended December 28, 2013:

•	The Company issued 101 shares of common stock from option exercises under its various share-based compensation plans.

•

The Company issued 50 shares of common stock in payment of the quarterly dividend on the Series A Preferred on the dividend payment date of September 30, 2013 in the aggregate amount of $60. Subsequent to the end of fiscal year 2013, the Company issued 24 shares of common stock in payment of the quarterly dividend on the Series A Preferred on the dividend payment date of December 31, 2013 in the aggregate amount of $60.

•	23 shares of common stock were awarded and issued to one non-employee member of the Company’s Board of Directors for service fees earned in the aggregate amount of $31.

•

In March 2013, the Company entered into a Common Stock Purchase Agreement with William Blair & Company, LLC pursuant to which the Company sold 2,050 shares of its common stock at a purchase price per share of $1.09 for aggregate proceeds to the Company of approximately $2,235. The transaction closed on April 3, 2013 and the Company incurred issuance costs of $223. The Company used the net proceeds to reduce its revolving loan payable.

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

Each share of Series A Preferred is convertible into shares of our common stock at the initial conversion rate of one share of common stock for each share of Series A Preferred. The conversion will be adjusted for certain non-price based events, such as dividends and distributions on the common stock, stock splits, combinations, recapitalizations, reclassifications, mergers, or consolidations. If not previously converted by the holder, the Series A Preferred will automatically convert to common stock if the volume weighted average price for the common stock for any 30 consecutive trading days is equal to or exceeds $4.35 per share. The shares that would be issued if the contingently convertible Series A Preferred were converted are excluded from the calculation of diluted earnings per share due to the Company’s net loss position for the fifty-two weeks ended December 28, 2013 (refer to “Note 8 – Net Loss Per Share” for anti-dilutive securities).

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

Dividends on the Series A Preferred are payable quarterly at a rate of $0.058 per share per annum in cash, in shares of common stock or in any combination of cash and common stock as determined by the Company’s Board of Directors. Certain conditions are required to be satisfied in order for the Company to pay dividends on the Series A Preferred in shares of common stock, including (i) the common stock being registered pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934, as amended, (ii) the common stock being issued having been approved for listing on a trading market and (iii) the common stock being issued either being covered by an effective registration statement or being freely tradable without restriction under Rule 144 (subject to certain exceptions). The Series A Preferred shall each be entitled to one vote per share for each share of common stock issuable upon conversion thereof (excluding from any such calculation any dividends accrued on such shares) and shall vote together with the holders of common stock as a single class on any matter on which the holders of common stock are entitled to vote. In addition, the Company must obtain the consent of holders of at least a majority of the then outstanding Series A Preferred in connection with (a) any amendment, alteration or repeal of any provision of the certificate of incorporation or bylaws of the Company as to adversely affect the preferences, rights or voting power of the Series A Preferred, or (b) the creation, authorization or issuance of any additional Series A Preferred or any other class or series of capital stock of the Company ranking senior to or on parity with the Series A Preferred or any security convertible into, or exchangeable or exercisable for Series A Preferred or any other class or series of capital stock of the Company ranking senior to or on parity with the Series A Preferred. Concurrent with the Company’s issuance of Series A Preferred, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan entered into a Second Amended Credit Agreement to allow the Company to pay cash dividends on the Series A Preferred in an aggregate amount of up to $400 per year and pay cash in lieu of issuing fractional shares upon conversion of or in payment of dividends on the Series A Preferred (refer to “Note 6 – Borrowings” of our Notes to Consolidated Financial Statements for additional details). A cash dividend of $64 was accrued during the second quarter of 2013 and was paid on the dividend payment date of July 1, 2013. As of September 28, 2013, we had recorded a common stock dividend distributable on the Series A Preferred of $60. The Company issued 50 shares of common stock in payment of the quarterly dividend on the Series A Preferred on the dividend payment date of September 30, 2013. As of December 28, 2013, we had recorded a common stock dividend distributable on the Series A Preferred of $60. The Company issued 24 shares of common stock in payment of the quarterly dividend on the Series A Preferred on the dividend payment date of December 31, 2013.

Share-Based Compensation Plan Information

The Company adopted the 2007 Omnibus Incentive Plan (the “2007 Omnibus Plan”) in January 2007, which became effective on February 8, 2007, the effective date of the registration statement filed in connection with the Company’s initial public offering. Under the 2007 Omnibus Plan, the Company was previously authorized to issue 2,400 shares of common stock, under various instruments to eligible employees and non-employees of the Company, plus an automatic annual increase on the first day of each of the Company’s fiscal years beginning on January 1, 2008 and ending on January 1, 2017 equal to (i) the lesser of (A) 1,500 shares of common stock or (B) five percent (5%) of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock as determined by the Company’s Board of Directors. Options granted under the 2007 Omnibus Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must be equal to 100% of the fair market value on the date of grant. The 2007 Omnibus Plan also provides for automatic grant of options to purchase common stock and common stock awards to non-employee directors. As of December 28, 2013, 2,562 shares were available for future grants under the 2007 Omnibus Plan.

The Company adopted the 2007 New Employee Incentive Plan (the “2007 New Employee Plan”) in October 2007. Under the 2007 New Employee Plan, the Company is authorized to issue 2,000 shares of common stock under various instruments solely to new employees. Options granted under the 2007 New Employee Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must not be less than 100% of the fair market value on the date of grant. As of December 28, 2013, 1,552 shares were available for future grants under the 2007 New Employee Plan.

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

The following table summarizes the Company’s stock option activity for the fifty-two weeks ended December 28, 2013, and details regarding the options outstanding and exercisable at December 28, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Options outstanding, December 29, 2012	7,428	$5.13	6.23
Granted (2)	1,908	$1.51
Exercised	(101)	$1.83
Cancelled:
Forfeited	(137)	$4.20
Expired	(303)	$4.38
Stock option exchange (2)	(3,475)	$6.65

Options outstanding, December 28, 2013	5,320	$2.97	6.77	$2,921
Vested and expected to vest at December 28, 2013	4,514	$3.20	6.25	$2,184
Options exercisable, December 28, 2013	3,171	$3.74	4.88	$1,012

(1)

These amounts represent the difference between the exercise price and the closing price of U.S. Auto Parts Network, Inc. common stock on December 28, 2013 as reported on the NASDAQ National Market, for all options outstanding that have an exercise price currently below the closing price.

(2)	Refer to discussion below under the heading “Stock Option Exchange Program” for details. For stock options granted during the period, 993 shares were issued from the stock option exchange program.

The weighted-average fair value of options granted during fiscal year 2013, 2012 and 2011 was $1.22, $2.53 and $3.28, respectively. The intrinsic value of stock options at the date of the exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During fiscal year 2013, 2012 and 2011, the total intrinsic value of the exercised options was $61, $1,244 and $522, respectively. The Company had $1,747 of unrecognized share-based compensation expense related to stock options outstanding as of December 28, 2013, which expense is expected to be recognized over a weighted-average period of 3.46 years.

Stock Option Exchange Program

On July 9, 2013, the Company’s stockholders approved a proposed stock option exchange program for the exchange of certain outstanding stock options held by eligible employees for new options to purchase fewer shares. On August 12, 2013, the Company commenced an offering to eligible employees to voluntarily exchange certain vested and unvested stock options with exercise prices above $4.00 per share at an exchange ratio of 3.5 to 1 to be granted following the expiration of the tender offer with exercise prices equal to the fair market value of one share of the Company’s common stock on the day the new options were issued. Stock options to purchase an aggregate of 3,733 shares with exercise prices ranging from $4.01 to $11.68 were eligible for tender at the commencement of the program. The Company’s non-employee directors were not eligible to participate in the program. The terms and conditions of the new options are subject to an entirely new four year vesting schedule where 25% will vest on the first anniversary, and the remaining 75% will vest monthly over the following 36 months. All new options have a ten year contractual term. The offer period for the stock option exchange ended on September 9, 2013.

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

The Company determined the fair value of the warrants at the date of grant, and upon the re-measurement dates, using the Black-Scholes option pricing model based on the fair value of the underlying common stock, the exercise price, remaining contractual term, risk-free rate and expected volatility. No warrants were exercised as of fiscal year 2013. As of December 28, 2013, warrants to purchase 50 shares of common stock were outstanding and exercisable. The aggregate intrinsic value of outstanding and exercisable warrants was $11 as of December 28, 2013, which was calculated as the difference between the exercise price of underlying awards and the closing price of the Company’s common stock for warrants that were in-the-money. Total warrants share-based compensation expense recognized during the fifty-two weeks ended December 28, 2013, December 29, 2012 and December 31, 2011 was $0, $16 and $65, respectively. The Company had no unrecognized share-based compensation expense related to warrants outstanding as of December 28, 2013.

Share-Based Compensation Expense

The fair value of each option grant, excluding those options issued from the stock option exchange program as discussed above, was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for each of the periods ended:

	Fifty-Two Weeks Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Expected life	5.21 – 5.73 years	5.73 years	6 – 6.25 years
Risk-free interest rate	1% – 2%	1%	1% – 3%
Expected volatility	67% – 73%	71% – 74%	50% – 52%
Expected dividend yield	0%	0%	0%

Share-based compensation from options, warrants and stock awards, is included in our consolidated statements of comprehensive operations, as follows:

	Fifty-Two Weeks Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Marketing expense	$285	$505	$413
General and administrative expense	805	1,119	1,580
Fulfillment expense (1)	102	(38)	370
Technology expense	71	87	244

Total share-based compensation expense	$1,263	$1,673	$2,607

(1)

For the fifty-two weeks ended December 29, 2012, the negative balance was due to an adjustment of $279 related to performance stock options where the performance goal was not met or it was not probable to be met at the end of the requisite service period.

The share-based compensation expense is net of amounts capitalized to internally-developed software of $220, $252 and $219 during the fiscal year 2013, 2012 and 2011, respectively. No tax benefit was recognized for fiscal year 2013, 2012 and 2011 due to the valuation allowance position.

Under ASC 718, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures significantly differ from those estimates. The Company’s estimated forfeiture rates are calculated based on actual historical forfeitures experienced under our equity plans. In the first quarter of fiscal 2013 and 2012, the Company performed a periodic review of the estimated forfeiture rates and determined an increase to the existing forfeiture rates was necessary. This increase was primarily attributed to higher terminations in the non-executive employee group than was previously expected. Accordingly, the Company updated the forfeiture rates from 10%-18% in 2011, to 16%-34% and has applied such revised rates for fiscal years 2012 and 2013.

Note 8 – Net Loss Per Share

Net loss per share has been computed in accordance with ASC 260 Earnings per Share. The following table sets forth the computation of basic and diluted net loss per share:

	Fifty-Two Weeks Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net loss per share:
Numerator:
Net loss	$(15,634)	$(35,978)	$(15,137)
Dividends on Series A Convertible Preferred Stock	(184)	—	—

Net loss available to common shares	$(15,818)	$(35,978)	$(15,137)

Denominator:
Weighted-average common shares outstanding (basic)	32,697	30,818	30,546
Common equivalent shares from Preferred Stock, common stock options and warrants	—	—	—

Weighted-average common shares outstanding (diluted)	32,697	30,818	30,546

Basic and diluted net loss per share	$(0.48)	$(1.17)	$(0.50)

The weighted-average anti-dilutive securities, which are excluded from the calculation of diluted earnings per share due to the Company’s net loss position for the periods then ended (including securities that would otherwise be excluded from the calculation of diluted earnings per share due the Company’s stock price), are as follows:

	Fifty-Two Weeks Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Common stock warrants	50	50	50
Series A Convertible Preferred Stock	3,145	—	—
Options to purchase common stock	6,584	7,642	7,209

Total	9,779	7,692	7,259

Note 9 – Income Taxes

As discussed in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations”, the Company applies the current U.S. GAAP on accounting for uncertain tax positions, which prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has greater than 50 percent likelihood of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of December 28, 2013, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.

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

The components of loss before income tax provision consist of the following:

	Fifty-Two Weeks Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Domestic operations	$(16,155)	$(37,469)	$(16,976)
Foreign operations	564	554	327

Total loss before income taxes	$(15,591)	$(36,915)	$(16,649)

Income tax (benefit) provision for fiscal year 2013, 2012 and 2011 consists of the following:

	Fifty-Two Weeks Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Current:
Federal tax	$—	$—	$—
State tax	20	14	23
Foreign tax	(37)	(76)	4

Total current taxes	(17)	(62)	27

Deferred:
Federal tax	(5,260)	(12,612)	(5,516)
State tax	(1,353)	(2,618)	(1,728)
Foreign tax	60	275	—

Total deferred taxes	(6,553)	(14,955)	(7,244)

Valuation allowance	6,613	14,080	5,705

Income tax (benefit) provision	$43	$(937)	$(1,512)

Income tax (benefit) provision differs from the amount that would result from applying the federal statutory rate as follows:

	December 28, 2013	December 29, 2012	December 31, 2011
Income tax at U.S. federal statutory rate	$(5,301)	$(12,551)	$(5,661)
Share-based compensation	43	38	21
State income tax, net of federal tax effect	(1,348)	(2,528)	(1,629)
Foreign tax	70	(27)	(108)
Other	(42)	51	137
Change in valuation allowance	6,621	14,080	5,728

Effective tax (benefit) provision	$43	$(937)	$(1,512)

For fiscal year 2013, 2012 and 2011, the effective tax rate for the Company was (0.3)%, 2.5% and 9.1%, respectively. The Company’s effective tax rate for fiscal year 2013 differs from the U.S. federal statutory rate primarily as a result of the recording of a $6,621 valuation allowance against the Company’s net deferred tax assets. The Company’s effective tax rate for fiscal year 2012 differs from the U.S. federal statutory rate primarily as a result of the recording of a $14,080 valuation allowance against the Company’s deferred tax assets. For 2013, the effective tax provision stems primarily from recording of a $6,621 valuation allowance against the Company’s deferred tax assets. For 2012, the effective income tax benefit stems primarily from the reversal of the net deferred income tax liability resulting from the write down of goodwill and other intangible assets, and the impact of the Philippine tax holiday, partially offset by the accrual of withholding taxes related to potential repatriation of earnings in the Philippines. 2013 foreign tax was impacted by the expiration of our Philippine tax holiday in September 2013 and the recording of Philippine withholding taxes on future possible repatriation of earnings. The Company’s effective tax rate for fiscal year 2011 differs from the U.S. federal statutory rate primarily as a result of the recording of a $5,728 valuation allowance against the Company’s deferred tax assets. Additionally, the Company’s fiscal 2011 tax benefit was substantially the result of a $5,138 impairment loss on intangibles resulting in the reduction of long term deferred tax liabilities.

Deferred tax assets and deferred tax liabilities consisted of the following:

	December 28, 2013	December 29, 2012
Deferred tax assets:
Inventory and inventory related allowance	$1,075	$1,029
Share-based compensation	4,545	4,378
Amortization	13,704	15,668
Sales and bad debt allowances	583	773
Vacation accrual	374	345
Book over tax amortization	377	—
Net operating loss and AMT credit carry-forwards	23,114	17,656
Other	388	401

Total deferred tax assets	44,160	40,250
Valuation Allowance	(43,509)	(36,896)

Net deferred tax assets	651	3,354

Deferred tax liabilities:
Tax over book depreciation	784	3,206
Tax over book amortization	—	130
Prepaid catalog expenses	202	293

Total deferred tax liabilities	986	3,629

Net deferred tax liabilities	$(335)	$(275)

At December 28, 2013, federal and state net operating loss (“NOL”) carryforwards were $50,809 and $65,779, respectively. Federal NOL carryforwards of $2,690 were acquired in the acquisition of WAG which are subject to Internal Revenue Code section 382 and limited to an annual usage limitation of $135. Additionally, the tax benefit of $219 of the federal and state NOL carryforwards which was created by the exercise of stock options will be credited to additional paid-in-capital once recognized. Federal NOL carryforwards begin to expire in 2029, while state NOL carryforwards begin to expire in 2016. The state NOL carryforwards expire in the respective tax years as follows:

2016-2022	$38,831
2023-2032	26,948

Total	$65,779

The valuation allowance for deferred tax assets recorded during fiscal year 2013 and 2012 is based on a more likely than not threshold. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. We considered the following possible sources of taxable income when assessing the realization of deferred tax assets:

•	Future reversals of existing taxable temporary differences;

•	Future taxable income exclusive of reversing temporary differences and carryforwards;

•	Taxable income in prior carryback years; and

•	Tax-planning strategies.

Under the provisions of ASC 740, “Income Taxes”, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversal of existing taxable temporary differences. ASC 740 provides that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years or losses expected in early future years. Based on this evaluation, as of December 28, 2013, a valuation allowance of $43,509 has been recorded against our deferred tax assets.

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

Included in accrued expenses are income taxes payable of $26 and $25 for the fiscal year 2013 and 2012 respectively, consisting primarily of foreign taxes.

Note 10 – Commitments and Contingencies

Facilities Leases

The Company’s corporate headquarters and warehouse facilities are located in Carson, California. As of December 28, 2013, we maintained multiple separate leases for the Carson, California facilities. The Company’s corporate headquarters has an initial lease term of five years through October 2016, and optional renewals through January 2020. The Company also leases warehouse space in Chesapeake, Virginia under an agreement scheduled to expire in June 2016. The Company’s lease agreement for the office and warehouse space in Independence, Ohio expired on June 30, 2013 and was not renewed by the Company. The Company’s Philippines subsidiary leases office space under a sixty-three month agreement through May 2015, renewable for an additional sixty months through April 2020. As of the date hereof, the Company has not committed to any facilities lease renewals.

Facility rent expense for fiscal year ended 2013, 2012 and 2011 was $2,150, $2,388 and $2,623, respectively. The Company’s facility rent expense was inclusive of amounts charged from a related party of $374 during the fiscal years ended 2013, 2012 and 2011.

On September 22, 2011, the Company entered into a sublease agreement (the “Sublease”) with Timec Company Inc. (“Timec”) for the leasing of approximately 25,000 square feet of commercial office space located at 16941 Keegan Avenue, Carson, California 90746, which enabled the Company to consolidate its corporate office space and warehouse and which reduced its monthly rent expense. The Sublease has an initial term of 60 months (“Initial Term”), and commenced on November 1, 2011, effective the 42nd month of the Initial Term, we have the ability to terminate the Sublease in exchange for the payment of a termination fee and we have the option to renew through January 2020. Pursuant to the terms of the Sublease, the rent shall be approximately $26 per month, $28 per month, $29 per month, $31 per month, and $32 per month for the first, second, third, fourth and the fifth years, respectively. Rent for any subsequent term, after the expiration of the Initial Term, will be negotiated in good faith between the parties.

In January 2010, the Company’s Philippines subsidiary entered into a new lease agreement that accommodates the Company’s Philippines workforce into one office building. Under the terms of the lease agreement, effective March 1, 2010, the monthly rent will be approximately $25, and is subject to 5% annual escalation beginning on the 3rd year of the lease term and renewable for a sixty (60)-month term upon mutual agreement of both parties.

In December 2008, the Company entered into a five-year operating lease for warehouse space in Chesapeake, Virginia, which commenced in January 2009 and was initially scheduled to expire in December 2013. The Company added approximately 72,500 square feet of space for initial monthly rent of approximately $15 with annual rent escalations, and the Company had the option to extend the terms for an additional five years on or before June 30, 2013. In July 2011, we signed a five-year extension to June 30, 2016, which also added approximately 87,000 square feet of space. The monthly base rent commitment was $60 as of December 28, 2013.

As described in detail under “Note 4 – Property and Equipment Net”, on April 17, 2013, the Company entered into a sale lease-back agreement with STORE Master Funding III, LLC (“STORE”) whereby we leased back our facility located in LaSalle, Illinois for our continued use as an office, retail and warehouse facility for storage, sale and distribution of automotive parts, accessories and related items for 20 years commencing upon the execution of the lease and terminating on April 30, 2033. The related assets for the sale lease-back land and building is represented by the amount included in leased facility in the summary above. The Company’s initial base annual rent is $853 for the first year (“Base Rent Amount”), after which the rental amount will increase annually on May 1 by the lesser of 1.5% or 1.25 times the change in the Consumer Price Index as published by the U.S. Department of Labor’s Bureau of Labor Statistics, except that in no event will the adjusted annual rental amount fall below the Base Rent Amount. We were not required to pay any security deposit. Under the terms of the lease, we are required to pay all taxes associated with the lease, pay for any required maintenance on the property, maintain certain levels of insurance and indemnify STORE for losses incurred that are related to our use or occupancy of the property. The lease was accounted for as a capital lease and the $376 excess of the net proceeds over the net carrying amount of the property is amortized in interest expense on a straight-line basis over the lease term of 20 years. As of December 28, 2013, the net carrying value of all capital leased assets included in property and equipment was $9,253.

Minimum lease commitments under non-cancelable operating leases as of December 28, 2013 are as follows:

2014	$1,130
2015	1,127
2016	690
2017	—
2018	—
Thereafter	—

Total minimum lease commitments	$2,947

Capital lease commitments as of December 28, 2013 were as follows :

	Capital Lease Commitments	Less: Interest Payments	Principal Obligations
2014	$995	$734	$261
2015	1,009	722	287
2016	968	706	262
2017	909	688	221
2018	914	670	244
2019 onwards	14,689	6,193	8,496

Total	$19,484	$9,713	$9,771

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

Note 11 – Employee Retirement Plan and Deferred Compensation Plan

Effective February 17, 2006, the Company adopted a 401(k) defined contribution retirement plan covering all full time employees who have completed one month of service. The Company may, at its sole discretion, match fifty cents per dollar up to 6% of each participating employee’s salary. The Company’s contributions vest in annual installments over three years. Discretionary contributions made by the Company totaled $266, $324 and $300 for fiscal year 2013, 2012 and 2011, respectively.

In January 2010, the Company adopted the U.S. Auto Parts Network, Inc. Management Deferred Compensation Plan (the “Deferred Compensation Plan”), for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 90% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by the Company through the purchase of Company-owned life insurance policies with the Company (employer) as the owner and beneficiary, in order to preserve the tax-deferred savings advantages of a non-qualified plan. The plan assets are the cash surrender value of the Company-owned life insurance policies and not associated with the deferred compensation liability. The deferred compensation liabilities (consisting of employer contributions, employee deferrals and associated earnings and losses) are general unsecured obligations of the Company. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company may at its discretion contribute certain amounts to eligible employee accounts. In January 2010, the Company began to contribute 50% of the first 2% of participants’ eligible contributions into their Deferred Compensation Plan accounts. In September 2010, the Company established and transferred its ownership to a rabbi trust to hold the Company-owned life insurance policies. As of December 28, 2013, the assets and associated liabilities of the Deferred Compensation Plan were $876 and $838 million, respectively, and are included in other non-current assets and other non-current liabilities in our consolidated balance sheets. As of December 29, 2012, the assets and associated liabilities of the Deferred Compensation Plan were $697 and $651, respectively, and are included in other non-current assets and other non-current liabilities in our consolidated balance sheets. For fiscal year 2013, the change in the associated liabilities include the employee contributions of $126, the Company contributions of $38 and earnings of $104, offset by distributions of $82. For fiscal year 2012, the associated liabilities primarily include the employee contributions of $520 and the Company contributions of $109. For fiscal year 2013, included in other income, the Company recorded a net gain of $73 for the change in the cash surrender value of the Company-owned life insurance policies. For fiscal year 2012, included in other income, the Company recorded a net gain of $34 for the change in the cash surrender value of the Company-owned life insurance policies.

Note 12 – Restructuring Costs

The Company executed key initiatives to reduce labor costs and improve operating efficiencies in response to the challenges in the marketplace and general market conditions. In August 2012, we closed our call center in LaSalle, Illinois and reduced our workforce by 71 people resulting in severance charges of approximately $640 recorded in marketing expense, fulfillment expense and technology expense of $396, $228 and $16, respectively. In the first half of 2013, we laid off 13 employees in the United States and 163 employees in the Philippines reducing our workforce by a total of 176 employees in the first quarter of 2013 and 15 employees in the second quarter of 2013. For the fifty-two weeks ended December 28, 2013, the severance charges of approximately $723 were recorded in marketing expense, general and administrative expense, fulfillment expense and technology expense for $394, $109, $58 and $162, respectively. As of December 28, 2013, there was no severance payable and there were no adjustments made to severance payable during the fifty-two weeks ended December 28, 2013. As of December 29, 2012, severance payable was $220 and there were no adjustments made to severances payable during the fifty-two weeks ended December 29, 2012.

Note 13 – Related-Party Transactions

Beginning in November 2003, the Company leased its corporate headquarters and primary warehouse from Nia Chloe, LLC (“Nia Chloe”), a member of which, Sol Khazani, is one of our board of directors. Lease payments and expenses associated with this related party arrangement totaled $374 each for fiscal years 2013, 2012 and 2011. The Company has evaluated its relationship with Nia Chloe with regard to ASC 810 Consolidation (“ASC 810”). The Company has determined that Nia Chloe does not meet the criteria for consolidation under ASC 810 and therefore this entity is not consolidated in the Company’s financial statements.

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

Note 14 – Quarterly Information (Unaudited)

The following quarterly information (in thousands, except per share data) includes all adjustments which management considers necessary for a fair presentation of such information. For interim quarterly financial statements, the provision for income taxes is estimated using the best available information for projected results for the entire year.

	Thirteen Weeks Ended				Thirteen Weeks Ended
	March 30, 2013 (1)	June 29, 2013 (2)	Sep. 28, 2013	Dec. 28, 2013	March 31, 2012	June 30, 2012	Sep. 29, 2012 (3)	Dec. 29, 2012 (4)
Consolidated Statement of Income Data:
Net sales	$65,405	$67,889	$61,724	$59,735	$87,436	$80,719	$73,014	$62,848
Gross profit	19,738	19,013	17,907	17,475	26,628	24,341	22,893	17,776
(Loss) income from operations	(3,142)	(9,342)	(1,246)	(1,037)	(486)	(1,031)	(2,548)	(31,725)
Loss before income taxes	(3,322)	(9,498)	(1,398)	(1,373)	(664)	(1,568)	(2,670)	(32,013)
Net loss	$(3,343)	$(9,567)	$(1,399)	$(1,325)	$(788)	$(1,696)	$(2,711)	$(30,783)
Basic and diluted net loss per share as reported and adjusted	$(0.11)	$(0.29)	$(0.04)	$(0.04)	$(0.03)	$(0.06)	$(0.09)	$(0.99)
Shares used in computation of basic and diluted net loss per share as reported and adjusted	31,141	33,119	33,218	33,308	30,638	30,651	30,854	31,128

(1)	Included severance charges of $498 due to reduction in workforce.
(2)	Included impairment loss on property and equipment and intangible assets of $4,832 and $1,245, respectively, and severance charges of $225 due to reduction in workforce.
(3)	Included restructuring costs of $640 related to severance charges incurred due to reduction in workforce from the closure of our call center in La Salle, Illinois.
(4)	Included impairment loss on goodwill, property and equipment and intangible assets of $18,854, $1,960 and $5,613, respectively.

Note 15 – Subsequent Events

On December 31, 2013, we issued 24 shares of our common stock in lieu of preferred stock dividends of $60 (See Note 7 – Stock Holders’ Equity and Share –Based Compensation.

On February 18, 2014, the Board of Directors and the Compensation Committee of the Company approved grants of a total of 213 performance-based Restricted Stock Unit Awards (“RSUs”) and 236 time-based RSUs to certain executive officers of the Company. In addition, the Company granted stock options to purchase up to 650 shares of common stock of the Company to the same executive officers. All the RSU and stock options granted were made under the 2007 Omnibus Plan.