Form 10-Q
period 2014-03-29
U.S. Auto Parts Network, Inc.
filed 2014-05-07
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

As of May 1, 2014, the registrant had 33,431,728 shares of common stock outstanding, $0.001 par value.

U.S. AUTO PARTS NETWORK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2014

Unless the context requires otherwise, as used in this report, the terms “U.S. Auto Parts,” the “Company,” “we,” “us” and “our” refer to U.S. Auto Parts Network, Inc. and its subsidiaries.

U.S. Auto Parts®, U.S. Auto Parts Network™, PartsTrain®, AutoMD®, AutoMD Insta-Quotes!®, Kool-Vue™, JC Whitney ®, and Stylintrucks®, amongst others, are our United States trademarks. All other trademarks and trade names appearing in this report are the property of their respective owners.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited In Thousands, Except Par and Liquidation Value)

	March 29, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,392	$818
Short-term investments	39	47
Accounts receivable, net of allowances of $152 and $213 at March 29, 2014 and December 28, 2013, respectively	4,882	5,029
Inventory	36,613	36,986
Other current assets	2,959	3,234

Total current assets	45,885	46,114
Property and equipment, net	18,810	19,663
Intangible assets, net	1,517	1,601
Other non-current assets	1,720	1,804

Total assets	$67,932	$69,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,469	$19,669
Accrued expenses	6,867	5,959
Revolving loan payable	750	6,774
Current portion of capital leases payable	277	269
Other current liabilities	5,383	3,682

Total current liabilities	34,746	36,353
Capital leases payable, net of current portion	9,431	9,502
Deferred income taxes	65	335
Other non-current liabilities	2,125	2,126

Total liabilities	46,367	48,316

Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; $1.45 per share liquidation value or aggregate of $6,017; 4,150 shares authorized; 4,150 shares issued and outstanding at March 29, 2014 and December 28, 2013, respectively	4	4
Common stock, $0.001 par value; 100,000 shares authorized; 33,413 and 33,352 shares issued and outstanding at March 29, 2014 and December 28, 2013, respectively	33	33
Additional paid-in-capital	169,243	168,693
Common stock dividend distributable	59	60
Accumulated other comprehensive income	454	446
Accumulated deficit	(148,228)	(148,370)

Total stockholders’ equity	21,565	20,866

Total liabilities and stockholders’ equity	$67,932	$69,182

See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited, In Thousands, Except Per Share Data)

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
Net sales	$68,028	$65,405
Cost of sales (1)	47,327	45,667

Gross profit	20,701	19,738

Operating expenses:
Marketing	10,115	11,191
General and administrative	4,147	4,687
Fulfillment	4,712	5,381
Technology	1,148	1,515
Amortization of intangible assets	84	106

Total operating expenses	20,206	22,880

Income (loss) from operations	495	(3,142)

Other income (expense):
Other income (expense), net	(3)	7
Interest expense	(259)	(187)

Total other expense, net	(262)	(180)

Income (loss) before income taxes	233	(3,322)
Income tax provision	32	21

Net income (loss)	201	(3,343)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8	(6)

Total other comprehensive income (loss)	8	(6)

Comprehensive income (loss)	$209	$(3,349)

Earnings (loss) per share
Basic	$0.00	$(0.11)
Diluted	$0.00	$(0.11)
Weighted average common shares outstanding:
Basic	33,384	31,141
Diluted	34,158	31,141

(1)	Excludes depreciation and amortization expense which is included in marketing, general and administrative and fulfillment expense as described in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations” below.

See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, In Thousands)

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
Operating activities
Net income (loss)	$201	$(3,343)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	2,368	3,638
Amortization of intangible assets	84	106
Deferred income taxes	13	31
Share-based compensation expense	376	409
Stock awards issued for non-employee director service	—	11
Amortization of deferred financing costs	20	20
Changes in operating assets and liabilities:
Accounts receivable	147	391
Inventory	374	5,094
Other current assets	282	867
Other non-current assets	63	23
Accounts payable and accrued expenses	2,792	(6,243)
Other current liabilities	1,702	(35)
Other non-current liabilities	(280)	370

Net cash provided by operating activities	8,142	1,339

Investing activities
Additions to property and equipment	(1,558)	(2,623)
Purchases of company-owned life insurance	—	(106)

Net cash used in investing activities	(1,558)	(2,729)

Financing activities
Proceeds from revolving loan payable	1,826	5,903
Payments made on revolving loan payable	(7,850)	(10,000)
Proceeds from issuance of Series A convertible preferred stock	—	5,800
Payment of issuance costs from Series A convertible preferred stock	—	(30)
Payments on capital leases	(63)	(36)
Proceeds from exercise of stock options	74	23

Net cash (used in) provided by financing activities	(6,013)	1,660

Effect of exchange rate changes on cash	3	(3)

Net change in cash and cash equivalents	574	267
Cash and cash equivalents, beginning of period	818	1,030

Cash and cash equivalents, end of period	$1,392	$1,297

Supplemental disclosure of non-cash investing and financing activities:
Accrued asset purchases	$659	$1,294
Unpaid issuance costs related to Series A convertible preferred stock	—	765
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$5	$—
Cash paid during the period for interest	255	112

See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In Thousands, Except Per Share Data)

Note 1 – Summary of Significant Accounting Policies and Nature of Operations

U.S. Auto Parts Network, Inc. (including its subsidiaries) is a distributor of aftermarket auto parts and accessories and was established in 1995. The Company entered the e-commerce sector by launching its first website in 2000 and currently derives the majority of its revenues from online sales channels. The Company sells its products to individual consumers through a network of websites and online marketplaces. Our flagship websites are located at www.autopartswarehouse.com , www.jcwhitney.com , www.AutoMD.com and our corporate website is located at www.usautoparts.net . References to the “Company,” “we,” “us,” or “our” refer to U.S. Auto Parts Network, Inc. and its consolidated subsidiaries.

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

The Company is a Delaware C corporation and is headquartered in Carson, California. The Company has employees located in the United States of America (or the “United States”), as well as in the Philippines.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of March 29, 2014 and the consolidated results of operations for the thirteen weeks ended March 29, 2014 and March 30, 2013, and cash flows for the thirteen weeks ended March 29, 2014 and March 30, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company’s results of operations for the thirteen weeks ended March 29, 2014 are not necessarily indicative of those to be expected for the entire fiscal year. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 28, 2013, which was filed with the SEC on March 12, 2014. We refer to our fiscal year ending January 3, 2015 as fiscal year 2014 and our fiscal year ended December 28, 2013 as fiscal year 2013.

During the first quarter of 2014, the Company had net income of $201 compared to a net loss of $3,343 during the first quarter of 2013. Additionally, revenues increased to $68,028 in the first quarter of 2014 from $65,405 in the first quarter of 2013. The profitable first quarter was preceded by losses in both fiscal year 2013 and 2012 as the Company incurred net losses of $15,634 and $35,978, respectively. Based on our current operating plan, we expect to finish fiscal year 2014 with a substantially reduced net loss compared to the net loss for fiscal year 2013. As a result, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months. Should our results not meet our current operating plan and should revenues decline in 2014, it could negatively impact our liquidity as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or debt financing in the future. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If revenues were to decline during fiscal 2014 and the net loss continues for longer than we expect because our strategies to return to sustained positive sales growth and profitability are not successful, and if we are not able to raise adequate additional financing or proceeds from additional asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations.

Fiscal Periods

The Company’s fiscal year is based on a 52/53 week fiscal year ending on the Saturday closest to December 31. Quarterly periods are based on the thirteen weeks ending on the Saturday closest to the calendar quarter end date. Our fiscal year 2014 will be 53 weeks ending January 3, 2015.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, but are not limited to, those related to revenue recognition, uncollectible receivables, valuation of inventory, valuation of deferred tax assets and liabilities, valuation of intangible assets and other long-lived assets, recoverability of software development costs, contingencies and share-based compensation expense that results from estimated grant date fair values and vesting of issued equity awards based upon certain performance targets. Actual results could differ from these estimates.

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

Fair Value of Financial Instruments

Financial instruments that are not measured at fair value include accounts receivable, accounts payable and debt. Refer to “Note 3 – Fair Value Measurements” for additional fair value information. The Company’s revolving loan payable (see “Note 6 –Borrowings”) is categorized in Level 2 of the fair value hierarchy, as the estimated value would be based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same or similar terms. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value at March 29, 2014 and December 28, 2013 due to their short-term maturities. Marketable securities and investments are carried at fair value, as discussed below. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of our revolving loan payable, classified as current liability in our consolidated balance sheet, approximates its carrying amount because the interest rate is variable.

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

Other-Than-Temporary Impairment

All of the Company’s marketable securities and investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. No other-than-temporary impairment charges were recorded on any investments during the thirteen week periods ended March 29, 2014 and March 30, 2013.

Inventory

Inventories consist of finished goods available-for-sale and are stated at the lower of cost or market value, determined using the first-in first-out (“FIFO”) method. The Company purchases inventory from suppliers both domestically and internationally, and routinely enters into supply agreements with U.S.–based suppliers and its primary drop-ship vendors. The Company believes that its products are generally available from more than one supplier and seeks to maintain multiple sources for its products, both internationally and domestically. The Company primarily purchases products in bulk quantities to take advantage of quantity discounts and to ensure inventory availability. Inventory is reported at the lower of cost or market, adjusted for slow moving, obsolete or scrap product. Inventory at March 29, 2014 and December 28, 2013 was $36,613 and $36,986, respectively, which included items in-transit to our warehouses, in the amount of $7,216 and $6,750, respectively.

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

Long-Lived Assets and Intangibles Subject to Amortization

The Company accounts for the impairment and disposition of long-lived assets, including intangibles subject to amortization, in accordance with ASC 360 Property, Plant and Equipment (“ASC 360”) . Management assesses potential impairments whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. An impairment loss will result when the carrying value exceeds the undiscounted cash flows estimated to result from the use and eventual disposition of the asset or asset group. Impairment losses will be recognized in operating results to the extent that the carrying value exceeds the discounted future cash flows estimated to result from the use and eventual disposition of the asset or asset group. The Company continually uses judgment when applying these impairment rules to determine the timing of the impairment tests, undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset or asset group. The reasonableness of our judgments could significantly affect the carrying value of our long-lived assets. The Company has not recognized any impairment losses on property and equipment or intangible assets subject to amortization since the second quarter of 2013. No such charges were recorded during the first quarter of fiscal year 2013.

Revenue Recognition

The Company recognizes revenue from product sales and shipping revenues, net of promotional discounts and return allowances, when the following five revenue recognition criteria are met: persuasive evidence of an arrangement exists, both title and risk of loss or damage have transferred, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. The Company retains the risk of loss or damage during transit, therefore, revenue from product sales is recognized at the delivery date to customer, not upon shipment. Return allowances, which reduce product revenue by the Company’s best estimate of expected product returns, are estimated using historical experience.

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

Warranty Costs

The Company or the vendors supplying its products provide the Company’s customers limited warranties on certain products that range from 30 days to lifetime. In most cases, the Company’s vendors are the party primarily responsible for warranty claims. Standard product warranties sold separately by the Company are recorded as deferred revenue and recognized ratably over the life of the warranty, ranging from one to five years. The Company also offers extended warranties that are imbedded in the price of selected private label products we sell. The product brands that include the extended warranty coverage are offered at three different service levels: (a) a five year unlimited product replacement, (b) a five year one-time product replacement, and (c) a three year one-time product replacement. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on each product’s historical return rate and historical warranty cost. The standard and extended warranty obligations are recorded as warranty liabilities and included in other current liabilities in the Consolidated Balance Sheets. For the thirteen weeks ended March 29, 2014 and March 30, 2013, the activity in our aggregate warranty liabilities was as follows (in thousands):

	March 29, 2014	March 30, 2013
Warranty liabilities, beginning of period	$297	$282
Adjustments to preexisting warranty liabilities	—	—
Additions to warranty liabilities	38	50
Reductions to warranty liabilities	(23)	(14)

Warranty liabilities, end of period	$312	$318

Marketing Expense

Marketing costs, including advertising, are expensed as incurred. The majority of advertising expense is paid to internet search engine service providers and internet commerce facilitators. For the thirteen weeks ended March 29, 2014 and March 30, 2013, the Company recognized advertising costs of $4,390 and $4,337, respectively. Marketing costs also include depreciation and amortization expense and share-based compensation expense.

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

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC 718 Compensation – Stock Compensation (“ASC 718”). All share-based payment awards to employees are recognized as share-based compensation expense in the financial statements based on their respective grant date fair values, and are recognized within the statement of comprehensive income or loss as marketing, general and administrative, fulfillment or technology expense, based on employee departmental classifications. Under this standard, compensation expense for both time-based and performance-based restricted stock units is based on the closing stock price of our common shares on the date of grant, and is recognized on a straight-line basis over the requisite service period. Compensation expense for performance-based awards is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. Compensation expense for stock options is based on the fair value estimated on the date of grant using an option pricing model that meets certain requirements, and is recognized over the vesting period of three to four years. The Company currently uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards for such stock options, which is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.

The Company incorporates its own historical volatility into the grant-date fair value calculations for the stock options. The expected term of an award is based on combining historical exercise data with expected weighted time outstanding. Expected weighted time outstanding is calculated by assuming the settlement of outstanding awards is at the midpoint between the remaining weighted average vesting date and the expiration date. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected life of awards. The dividend yield assumption is based on the Company’s expectation of paying no dividends on its common stock. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures significantly differ from those estimates. The Company considers many factors when estimating expected forfeitures, including employee class, economic environment, and historical experience.

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

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of March 29, 2014, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.

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

Segment Data

The Company operates in two reportable segments. The criteria the Company uses to identify its operating segments are primarily the nature of the products the Company sells and the consolidated operating results that are regularly reviewed by the Company’s chief operating decision maker to assess performance and make operating decisions. The two reporting units we identified are Base USAP, which is the core auto parts business, and AutoMD, an online automotive repair source, in accordance with ASC 280 Segment Reporting (“ASC 280”).

Note 2 – Investments

As of March 29, 2014 the Company held the following securities and investments, recorded at fair value (in thousands):

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Mutual funds (1)	$39	$—	$—	$39

As of December 28, 2013, the Company held the following securities and investments, recorded at fair value (in thousands):

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Mutual funds (1)	$40	$7	$—	$47

(1)	Mutual funds are classified as short-term investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.

Proceeds from the sale of available-for-sale securities are disclosed in the accompanying consolidated statements of cash flow. For the thirteen weeks ended March 29, 2014, the Company sold $8 of available-for-sale securities. For the thirteen weeks ended March 30, 2013, there were no sales of available-for-sale securities.

Note 3 – Fair Value Measurements

Fair value is defined as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

Provisions of ASC 820 – Fair Value Measurement establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

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

Financial Assets Valued on a Recurring Basis

As of March 29, 2014 and December 28, 2013, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s financial instruments, including cash and cash equivalents and investments. The following table represents our fair value hierarchy and the valuation techniques used for financial assets measured at fair value on a recurring basis (in thousands):

	As of March 29, 2014
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Cash and cash equivalents (1)	$1,392	$1,392	$—	$—	(a	)
Investments – mutual funds (2)	39	39	—	—	(a	)

	$1,431	$1,431	$—	$—

	As of December 28, 2013
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Cash and cash equivalents (1)	$818	$818	$—	$—	(a	)
Investments – mutual funds (2)	47	47	—	—	(a	)

	$865	$865	$—	$—

(1)	Cash equivalents consist primarily of money market funds and short-term investments with original maturity dates of three months or less at the date of purchase, for which the Company determines fair value through quoted market prices.
(2)	Investments consist of mutual funds, classified as short-term investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.

During the thirteen weeks ended March 29, 2014 and March 30, 2013, there were no transfers into or out of Level 1 and Level 2 assets.

Non-Financial Assets Valued on a Non-Recurring Basis

The Company’s long-lived assets, including intangible assets subject to amortization, are measured at fair value on a non-recurring basis. These assets are measured at cost but are written-down to fair value, if necessary, as a result of impairment. As of March 29, 2014, the Company’s long-lived assets did not indicate a potential impairment under the provisions of ASC 360, as such, they were not measured at fair value. If such non-financial assets had been measured at fair value, they would be categorized in Level 3 of the fair value hierarchy, as the Company would be required to develop its own assumptions and analysis to determine if such non-financial assets were impaired.

Note 4 – Property and Equipment, Net

The Company’s fixed assets are stated at cost less accumulated depreciation, amortization and impairment. Depreciation and amortization expense are provided for in amounts sufficient to relate the cost of depreciable and amortizable assets to operations over their estimated service lives. Depreciation and amortization expense for the thirteen weeks ended March 29, 2014 and March 30, 2013 was $2,368 and $3,638, respectively. For the thirteen weeks ended March 29, 2014, the balance included amortization expense of $436 for capital leased assets related to the LaSalle, Illinois facility (see sale-leaseback discussion below for details). No similar balance was recorded for the thirteen weeks ended March 30, 2013. The cost and related accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings.

The Company accounts for the impairment of property and equipment in accordance with ASC 360 – Property, Plant and Equipment (“ASC 360’). During the second quarter of 2013, the Company identified adverse events related to the Company’s overall financial performance, including accelerating downward trend in the Company’s revenues and gross margin, which indicated that the carrying amount of certain property and equipment may not be recoverable. Given the indicators of impairment, the Company utilized the royalty savings method rather than cost method in determining the fair values, using a discount rate of 14.5% and royalty rate of 1.0%. Based on its analysis, the Company recognized an impairment loss on internally developed software of $4,832. Subsequent to the second quarter of 2013, there have not been events or circumstances that have resulted in an assessment by management of any indicators of further impairment. However, any future decline in the fair value of an asset group could result in future impairments.

Property and equipment consisted of the following at March 29, 2014 and December 28, 2013 (in thousands):

	March 29, 2014	December 28, 2013
Land	$630	$630
Building	8,877	8,877
Machinery and equipment	12,356	12,163
Computer software (purchased and developed) and equipment	57,045	55,383
Vehicles	263	264
Leasehold improvements	1,759	1,767
Furniture and fixtures	1,053	1,057
Construction in process	1,709	2,066

	83,692	82,207
Less accumulated depreciation, amortization and impairment	(64,882)	(62,544)

Property and equipment, net	$18,810	$19,663

On April 17, 2013, the Company’s wholly-owned subsidiary, Whitney Automotive Group, Inc. (“WAG”) closed the sale of its facility in LaSalle, Illinois for $9,750 pursuant to a purchase and sale agreement dated April 17, 2013 between WAG and STORE Capital Acquisitions, LLC. The Company used the net proceeds of $9,507 (net of $77 in legal fees) from this sale to reduce its revolving loan payable. Under the terms of the purchase and sale agreement, simultaneously with the execution of the purchase and sale agreement and the closing of the sale of the property, the Company entered into a lease agreement with STORE Master Funding III, LLC (“STORE”) whereby we leased back the property for our continued use as an office, retail and warehouse facility for storage, sale and distribution of automotive parts, accessories and related items for 20 years commencing upon the execution of the lease and terminating on April 30, 2033. The related assets represent the amounts included in land and building in the summary above. The Company’s initial base annual rent is $853 for the first year (“Base Rent Amount”), after which the rental amount will increase annually on May 1 by the lesser of 1.5% or 1.25 times the change in the Consumer Price Index as published by the U.S. Department of Labor’s Bureau of Labor Statistics, except that in no event will the adjusted annual rental amount fall below the Base Rent Amount. We were not required to pay any security deposit. Under the terms of the lease, we are required to pay all taxes associated with the lease, pay for any required maintenance on the property, maintain certain levels of insurance and indemnify STORE for losses incurred that are related to our use or occupancy of the property. The lease was accounted for as a capital lease and the $376 excess of the net proceeds over the net carrying amount of the property is amortized in interest expense on a straight-line basis over the lease term of 20 years. As of March 29, 2014, the gross carrying value, the accumulated depreciation and the net carrying value of all capital leased assets included in property and equipment were $9,771, $646 and $9,125, respectively.

Construction in process primarily relates to the Company’s internally developed software (refer to caption “Website and Software Development Costs” in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations”). Certain of the Company’s net property and equipment were located in the Philippines as of March 29, 2014 and December 28, 2013, in the amount of $408 and $508, respectively.

Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes, at rates based on the following estimated useful lives:

Years
Facility subject to capital lease	20
Machinery and equipment	2 - 5
Computer software (purchased and developed)	2 - 3
Computer equipment	2 - 5
Vehicles	3 - 5
Leasehold improvements*	3 - 5
Furniture and fixtures	3 - 7

*	The estimated useful life is the lesser of 3-5 years or the lease term.

Note 5 – Definite-Lived Intangibles

Intangible assets consisted of the following at March 29, 2014 and December 28, 2013 (in thousands):

		March 29, 2014			December 28, 2013
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accum. Amort. and Impairment	Net Carrying Amount
Intangible assets subject to amortization:
Product design intellectual property (1)	4 years	2,750	(1,907)	843	2,750	(1,842)	908
Domain and trade names	10 years	1,199	(525)	674	1,199	(506)	693

Total		$3,949	$(2,432)	$1,517	$3,949	$(2,348)	$1,601

(1)	During the second quarter of 2013, based on its impairment analysis, the Company changed the estimated useful life for product design and intellectual property from 9 years to 4 years

Intangibles subject to amortization are expensed on a straight-line basis. Amortization expense relating to intangible assets for the thirteen weeks ended March 29, 2014 and March 30, 2013 was $84, and $106, respectively.

The following table summarizes the future estimated annual amortization expense for these assets over the next five years (in thousands):

2014	$252
2015	336
2016	336
2017	207
2018	77
Thereafter	309

Total	$1,517

Note 6 – Borrowings

In April 2012, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A. (“JPMorgan”), as sole lender and administrative agent entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving commitment in an aggregate principal amount of up to $40,000 (the “Credit Facility”), which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. In August 2013, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan entered into a third amendment to the Credit Agreement (“Third Amended Credit Agreement”) amending the Credit Agreement to, among other things, reduce the revolving commitment to $20,000 and, upon satisfaction of certain conditions, provide that the Company has the right to increase the revolving commitment up to $40,000. The Credit Facility matures on April 26, 2017. The Company used the proceeds of the loans borrowed on the closing date to repay in full its previous credit facility with Silicon Valley Bank. At March 29, 2014, our outstanding revolving loan balance was $750. The customary events of default under the Credit Facility (discussed below) include certain subjective acceleration clauses, which management has determined the likelihood of such acceleration is more than remote, considering the recurring losses experienced by the Company, therefore a current classification of our revolving loan payable was required.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.50%, or (b) an “alternate base rate” minus an applicable margin of 0.50%. Each applicable margin as set forth in the prior sentence is subject to increase or decrease by 0.25% per annum based upon the Company’s fixed charge coverage ratio. At March 29,

2014, the Company’s LIBOR based interest rate was 1.94% (on $0 principal) and the Company’s prime based rate was 3.0% (on $750 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.20% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than $6,000, as defined. The dominion period will continue until, during the preceding 60 consecutive days, no event of default existed and, excess availability has to be greater than $7,000 at all times. The Company’s excess availability was $15,533 at March 29, 2014. As of the date hereof, the cash dominion period has not been in effect; accordingly no principal payments are currently due.

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

Under the Credit Agreement, the Company is not required to maintain a minimum fixed charge coverage ratio, unless excess availability is less than $6,000, as defined, whereby a ratio of 1.0 to 1.0 will be required. Events of default under the Credit Agreement include: failure to timely make payments due under the Credit Agreement; material misrepresentations or misstatements under the Credit Agreement and other related agreements; failure to comply with covenants under the Credit Agreement and other related agreements; certain defaults in respect of other material indebtedness; insolvency or other related events; certain defaulted judgments; certain ERISA-related events; certain security interests or liens under the loan documents cease to be, or are challenged by the Company or any of its subsidiaries as not being, in full force and effect; any loan document or any material provision of the same ceases to be in full force and effect; and certain criminal indictments or convictions of any Loan Party. As of March 29, 2014, the Company was in compliance with all covenants under the Credit Agreement. However, if our excess availability is reduced to less than $6,000, we will not comply with the minimum fixed charge coverage ratio.

As of March 29, 2014, the Company had total capital leases payable of $9,708. The present value of the net minimum payments on capital leases as of March 29, 2014 was as follows:

Total minimum lease payments	$19,238
Less amount representing interest	(9,530)

Present value of net minimum lease payments	9,708
Current portion of capital leases payable	(277)

Capital leases payable, net of current portion	$9,431

Note 7 – Stockholders’ Equity and Share-Based Compensation

Common Stock

The Company has 100,000,000 shares of common stock authorized. We have never paid cash dividends on our common stock. The following issuances of common stock were made during the thirteen weeks ended March 29, 2014:

•	The Company issued 37 shares of common stock from option exercises under its various share-based compensation plans, as discussed below.

•	The Company issued 24 shares of common stock in payment of the quarterly dividend on the Series A Preferred on the dividend payment date of December 31, 2013 in the aggregate amount of $60.

Series A Convertible Preferred Stock

In March 2013, the Company authorized the issuance of 4,150 shares of Series A Preferred and entered into a Securities Purchase Agreement pursuant to which the Company agreed to sell up to an aggregate of 4,150 shares of our Series A Preferred, $0.001 par value per share at a purchase price per share of $1.45 for aggregate proceeds to the Company of approximately $6,017. In March 2013, we sold 4,000 shares of Series A Preferred for aggregate proceeds of $5,800. In April 2013, we sold the remaining 150 shares of Series A Preferred for an aggregate proceeds of $217. The Company incurred issuance costs of approximately $847 and used the net proceeds from the sale of the Series A Preferred to reduce its revolving loan payable.

Each share of Series A Preferred is convertible into shares of our common stock at the initial conversion price of $1.45 per share or one share of common stock for each share of Series A Preferred. The conversion price will be adjusted for certain non-price based events, such as dividends and distributions on the common stock, stock splits, combinations, recapitalizations, reclassifications, mergers, or consolidations. If not previously converted by the holder, the Series A Preferred will automatically convert to common stock if the volume weighted average price for the Common Stock for any 30 consecutive trading days is equal to or exceeds $4.35 per share. The shares that would be issued if the contingently convertible Series A Preferred were converted are included in the calculation of diluted earnings per share due to the Company’s net income position for the thirteen weeks ended March 29, 2014 (refer to “Note 8 – Net Loss Per Share” for anti-dilutive securities).

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

Dividends on the Series A Preferred are payable quarterly at a rate of $0.058 per share per annum in cash, in shares of common stock or in any combination of cash and common stock as determined by the Company’s Board of Directors. Certain conditions are required to be satisfied in order for the Company to pay dividends on the Series A Preferred in shares of common stock, including (i) the common stock being registered pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934, as amended, (ii) the common stock being issued having been approved for listing on a trading market and (iii) the common stock being issued either being covered by an effective registration statement or being freely tradable without restriction under Rule 144 (subject to certain exceptions). The Series A Preferred shall each be entitled to one vote per share for each share of common stock issuable upon conversion thereof (excluding from any such calculation any dividends accrued on such shares) and shall vote together with the holders of common stock as a single class on any matter on which the holders of common stock are entitled to vote. In addition, the Company must obtain the consent of holders of at least a majority of the then outstanding Series A Preferred in connection with (a) any amendment, alteration or repeal of any provision of the certificate of incorporation or bylaws of the Company as to adversely affect the preferences, rights or voting power of the Series A Preferred, or (b) the creation, authorization or issuance of any additional Series A Preferred or any other class or series of capital stock of the Company ranking senior to or on parity with the Series A Preferred or any security convertible into, or exchangeable or exercisable for Series A Preferred or any other class or series of capital stock of the Company ranking senior to or on parity with the Series A Preferred. Concurrent with the Company’s issuance of Series A Preferred, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan entered into a Second Amended Credit Agreement to allow the Company to pay cash dividends on the Series A Preferred in an aggregate amount of up to $400 per year and pay cash in lieu of issuing fractional shares upon conversion of or in payment of dividends on the Series A Preferred (refer to “Note 6 – Borrowings” of our Notes to Consolidated Financial Statements for additional details). As of March 29, 2014, we had recorded a common stock dividend distributable on the Series A Preferred of $59. The Company issued 19 shares of common stock in payment of the quarterly dividend on the Series A Preferred on the dividend payment date of March 31, 2014. As of December 28, 2013, we had recorded a common stock dividend distributable on the Series A Preferred of $60. The Company issued 24 shares of common stock in payment of the quarterly dividend on the Series A Preferred on the dividend payment date of December 31, 2013. Refer to “Note 6 – Borrowings” of our Notes to Consolidated Financial Statements for additional details.

Share-Based Compensation Plan Information

The Company adopted the 2007 Omnibus Incentive Plan (the “2007 Omnibus Plan”) in January 2007, which became effective on February 8, 2007, the effective date of the registration statement filed in connection with the Company’s initial public offering. Under the 2007 Omnibus Plan, the Company was previously authorized to issue 2,400 shares of common stock, under various instruments to eligible employees and non-employees of the Company, plus an automatic annual increase on the first day of each of the Company’s fiscal years beginning on January 1, 2008 and ending on January 1, 2017 equal to (i) the lesser of (A) 1,500 shares of common stock or (B) five percent (5%) of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock as determined by the Company’s Board of Directors. Options granted under the 2007 Omnibus Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must be equal to 100% of the fair market value on the date of grant. The 2007 Omnibus Plan also provides for automatic grant of options to purchase common stock and common stock awards to non-employee directors. As of March 29, 2014, 1,357 shares were available for future grants under the 2007 Omnibus Plan. Since the RSUs were granted under the 2007 Omnibus Plan, such RSUs granted have been deducted from the overall pool of equity instruments available under the 2007 Omnibus Plan. For further detail, see Restricted Stock Unit discussion below.

The Company adopted the 2007 New Employee Incentive Plan (the “2007 New Employee Plan”) in October 2007. Under the 2007 New Employee Plan, the Company is authorized to issue 2,000 shares of common stock under various instruments solely to new employees. Options granted under the 2007 New Employee Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must not be less than 100% of the fair market value on the date of grant. As of March 29, 2014, 1,552 shares were available for future grants under the 2007 New Employee Plan.

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

The following table summarizes the Company’s stock option activity for the thirteen weeks ended March 29, 2014, and details regarding the options outstanding and exercisable at March 29, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Options outstanding, December 28, 2013	5,320	$2.97
Options granted	650	$2.03
Exercised	(35)	$2.12
Expired	(17)	$3.89
Forfeited	(94)	$1.74

Options outstanding, March 29, 2014	5,823	$2.88	6.83	$4,792
Vested and expected to vest at March 29, 2014	4,890	$3.10	6.30	$3,648
Options exercisable, March 29, 2014	3,157	$3.77	4.59	$1,552

(1)	These amounts represent the difference between the exercise price and the closing price of U.S. Auto Parts Network, Inc. stock on March 29, 2014 as reported on the NASDAQ National Market, for all options outstanding that have an exercise price currently below the closing price.

The weighted-average fair value of options granted during the quarter ended March 29, 2014 and March 30, 2013 was $1.19 and $0.90, respectively. The intrinsic value of stock options at the date of the exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During the thirteen weeks ended March 29, 2014 and March 30, 2013, the total intrinsic value of the exercised options was $14 and $4, respectively. The Company had $1,961 of unrecognized share-based compensation expense related to stock options outstanding as of March 29, 2014, which expense is expected to be recognized over a weighted-average period of 3.4 years.

Restricted Stock Units

On February 14, 2014, we granted 699 restricted stock units ( RSUs) to certain of our employees. The RSUs were granted under the 2007 Omnibus Plan, and reduced the pool of equity instruments available under that plan.

Of the 699 RSU’s, 422 are time-based, which vest upon the completion of a pre-defined period of employment, ranging from one- to- two years. The remaining 277 RSUs are performance-based RSUs, the number of which that vest, if any, will be determined upon the achievement of certain pre-defined financial goals in fiscal year 2014. All awards are subject to the employee’s continued employment through applicable vesting dates. Some awards granted to certain executives may vest on an accelerated basis in part or in full upon the occurrence of certain events. The RSUs are accounted for as equity awards and are measured at fair value based upon the grant date price of our common stock. The closing price of our common stock on the date of this grant was $2.03 per share. Compensation expense is recognized on a straight-line basis over the requisite service period of one-to-two years. Compensation expense for performance-based awards is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria.

For the thirteen weeks ended March 29, 2014, we recorded compensation expense of $157. As of March 29, 2014, there was unrecognized compensation expense of $1,193 related to unvested RSUs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.1 years.

Stock Option Exchange Program

In July 2013, the Company’s stockholders approved a proposed stock option exchange program for the exchange of certain outstanding stock options held by eligible employees for new options to purchase fewer shares. In August 2013, the Company commenced an offering to eligible employees to voluntarily exchange certain vested and unvested stock options with exercise prices above $4.00 per share at an exchange ratio of 3.5 to 1 to be granted following the expiration of the tender offer with exercise prices equal to the fair market value of one share of the Company’s common stock on the day the new options were issued. Stock options to purchase an aggregate of 3,733 shares with exercise prices ranging from $4.01 to $11.68 were eligible for tender at the commencement of the program. The Company’s non-employee directors were not eligible to participate in the program. The terms and conditions of the new options are subject to an entirely new four year vesting schedule where 25% will vest on the first anniversary, and the remaining 75% will vest monthly over the following 36 months. All new options have a ten year contractual term. The offer period for the stock option exchange ended in September 2013.

In September 2013, the Company accepted for exchange 3,475 eligible options to purchase common stock, with a weighted average exercise price of $6.65 for 45 eligible employees, and issued 993 unvested options to purchase shares of the Company’s common stock with an exercise price of $0.9866, the closing price of the Company’s common stock on that day. Using the Black-Scholes option pricing model, the Company determined that the fair value of the surrendered stock options on a grant-by-grant basis was lower than the fair value of the new stock options, as of the date of the exchange, resulting in incremental fair value of $422. The incremental fair value as a result of the stock option exchange and the remaining compensation expense associated with the surrendered stock options will be recorded as compensation expense over the four year vesting period of the new options.

The fair value of the surrendered stock options and the new stock options was estimated on the date of the exchange using the Black-Scholes option pricing model with the following assumptions:

	Surrendered Stock Options	New Stock Options
Expected life	1.93 – 6.87 years	5.84 years
Risk-free interest rate	0.5% – 2.4%	2.0%
Expected volatility	55% – 73%	72%
Expected dividend yield	0%	0%

Warrants

As of March 29, 2014, warrants to purchase 50 shares of common stock were outstanding and exercisable, 30 of which have an exercise price of $2.14 per share and expire on May 5, 2016, and 20 of which have an exercise price of $8.32 per share and expire on April 27, 2017. The warrants were issued in connection with the financial advisory services provided by a consultant to the Company. All warrants fully vested in fiscal year 2012, and no warrants were exercised during the first quarter of 2014. The aggregate intrinsic value of outstanding and exercisable warrants was $25 as of March 29, 2014, which was calculated as the difference between the exercise price of underlying awards and the closing price of the Company’s common stock for warrants that were in-the-money.

Share-Based Compensation Expense

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for each of the periods ended:

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
Expected life	5.3	5.73 years
Risk-free interest rate	1.53	1.0%
Expected volatility	68.3%	72%
Expected dividend yield	0%	0%

Share-based compensation from options, warrants, RSUs and stock awards, is included in our consolidated statements of comprehensive operations, as follows:

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
Marketing expense	$81	$84
General and administrative expense	237	282
Fulfillment expense	39	31
Technology expense	19	12

Total share-based compensation expense	$376	$409

The share-based compensation expense is net of amounts capitalized to internally-developed software of $39 and $81 during the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively.

Under ASC 718, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures significantly differ from those estimates. The Company’s estimated forfeiture rates are determined on a quarterly basis based on actual historical forfeitures experienced under our equity plans. The Company’s forfeiture rates were 16% to 34% for the thirteen weeks ended March 29, 2014 and March 30, 2013.

Note 8 – Net Income (Loss) Per Share

Net income (loss) per share has been computed in accordance with ASC 260 Earnings per Share. The following table sets forth the computation of basic and diluted net income (loss) per share:

Net Income Loss) per share	Thirteen Weeks Ended
Numerator	March 29, 2014	March 30, 2013
Net income (loss)	$201	$(3,343)
Less: Preferred stock dividends	59	—

Net income (loss) available to common stockholders	142	(3,343)
Denominator:
Weighted-average common shares outstanding (basic)	33,384	31,141
Common equivalent shares from common stock options, warrants and unvested RSUs	774	—

Weighted-average common shares outstanding (diluted)	34,158	31,141

Basic net income (loss) per share	$0.00	(0.11)
Diluted net income (loss) per share	$0.00	(0.11)

For the thirteen weeks ended March 29, 2014, we excluded certain common stock warrants, Series A Convertible Preferred Stock, and stock options from the calculation of diluted income per share as they would have had an anti-dilutive effect on earnings per share. As we incurred a net loss for the thirteen weeks ended March 30, 2013, we have not computed the diluted earnings per share, as the potentially dilutive securities would have an anti-dilutive effect on earnings. The weighted-average anti-dilutive securities, which are excluded from the calculation of diluted earnings per share, are as follows:

	Thirteen Weeks Ended March 29, 2014	Thirteen Weeks Ended March 30, 2013
Common stock warrants	20	50
Series A Convertible Preferred Stock	4,150	174
Options to purchase common stock	3,418	7,401

Total	7,588	7,625

Common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented.

Note 9 – Income Taxes

As discussed in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations” , the Company applies the current U.S. GAAP on accounting for uncertain tax positions, which prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has greater than 50 percent likelihood of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of March 29, 2014, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.

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

For the thirteen weeks ended March 29, 2014 and March 30, 2013, the effective tax rate for the Company was 13.7% and (0.6)%, respectively. The Company’s effective tax rate for the thirteen weeks ended March 29, 2014 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses. The Company’s effective tax rate for the thirteen weeks ended March 30, 2013 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses and the increase in deferred tax liabilities related to tax deductible indefinite-lived intangible assets. Prior to 2012, the Company treated earnings of the foreign subsidiaries as permanently invested in that jurisdiction. As a result, no additional income tax withholding was provided on the possible future repatriation of these earnings to the parent company in prior years. During fiscal year 2012, based on current year operating and future cash flow needs the Company decided that it could no longer represent that these funds would be indefinitely reinvested in the foreign jurisdictions but that such funds may be needed for general corporate purposes. As a result, during fiscal year 2013, the Company recorded future withholding taxes which would be due if the funds are required to be repatriated. The Company intends to continue to pursue all reasonable means to increase its investment in the foreign jurisdictions as dictated by future growth in general business activities or as allowed by the foreign jurisdictions to avoid incurring the income tax withholding expense.

Note 10 – Commitments and Contingencies

Facilities Leases

The Company’s corporate headquarters are located in Carson, California. The Company’s corporate headquarters has an initial lease term of five years through October 2016, and optional renewals through January 2020. The Company also leases a warehouse in Carson, California, under a month to month agreement. The Company leases warehouse space in Chesapeake, Virginia under an agreement scheduled to expire in June 2016, renewable for an additional thirty six months through June 2019. The Company’s Philippines subsidiary leases office space under a sixty-three month agreement through May 2015, renewable for an additional sixty months through April 2020. As of the date hereof, the Company has not committed to any facilities lease renewals.

Facility rent expense for the thirteen weeks ended March 29, 2014 and March 30, 2013 was $462 and $604, respectively. The Company’s facility rent expense was inclusive of amounts charged from a related party during the thirteen weeks ended March 29, 2014 and March 30, 2013 of $94 each.

In April 2013, the Company entered into a sale lease-back agreement with STORE Master Funding III, LLC (“STORE”) whereby we leased back our facility located in LaSalle, Illinois for our continued use as an office, retail and warehouse facility for storage, sale and distribution of automotive parts, accessories and related items for 20 years commencing upon the execution of the lease and terminating in April 2033. The related assets for the sale lease-back land and building is represented by the amount included in leased facility in Note 4 – Property and Equipment, net above. The Company’s initial base annual rent is $853 for the first year (“Base Rent Amount”), after which the rental amount will increase annually on May 1 by the lesser of 1.5% or 1.25 times the change in the Consumer Price Index as published by the U.S. Department of Labor’s Bureau of Labor Statistics, except that in no event will the adjusted annual rental amount fall below the Base Rent Amount. We were not required to pay any security deposit. Under the terms of the lease, we are required to pay all taxes associated with the lease, pay for any required maintenance on the property, maintain certain levels of insurance and indemnify STORE for losses incurred that are related to our use or occupancy of the property. The lease was accounted for as a capital lease and the $376 excess of the net proceeds over the net carrying amount of the property is amortized in interest expense on a straight-line basis over the lease term of 20 years. As of March 29, 2014, the net carrying value of all capital leased assets included in property and equipment was $9,125.

Minimum lease commitments under non-cancelable operating leases as of March 29, 2014 are as follows:

2014	$887
2015	1,133
2016	722

Total minimum lease commitments	$2,742

Capital lease commitments as of March 29, 2014 were as follows:

	Capital Lease Commitments	Less: Interest Payments	Principal Obligations
2014	$749	$551	$198
2015	1,009	722	287
2016	968	706	262
2017	909	688	221
2018	914	670	244
2019 onwards	14,689	6,193	8,496

Total	$19,238	$9,530	$9,708

Legal Matters

Asbestos . A wholly-owned subsidiary of the Company, Automotive Specialty Accessories and Parts, Inc. and its wholly-owned subsidiary WAG, are named defendants in several lawsuits involving claims for damages caused by installation of brakes during the late 1960’s and early 1970’s that contained asbestos. WAG marketed certain brakes, but did not manufacture any brakes. WAG maintains liability insurance coverage to protect its and the Company’s assets from losses arising from the litigation and coverage is provided on an occurrence rather than a claims made basis, and the Company is not expected to incur significant out-of-pocket costs in connection with this matter that would be material to its consolidated financial statements.

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

Note 11 – Employee Retirement Plan and Deferred Compensation Plan

Effective February 17, 2006, the Company adopted a 401(k) defined contribution retirement plan covering all full time employees who have completed one month of service. The Company may, at its sole discretion, match fifty cents per dollar up to 6% of each participating employee’s salary. The Company’s contributions vest in annual installments over three years. Discretionary contributions made by the Company totaled $70 and $78 for the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively.

In January 2010, the Company adopted the U.S. Auto Parts Network, Inc. Management Deferred Compensation Plan (the “Deferred Compensation Plan”), for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 90% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by the Company through the purchase of Company-owned life insurance policies with the Company (employer) as the owner and beneficiary, in order to preserve the tax-deferred savings advantages of a non-qualified plan. The plan assets are the cash surrender value of the Company-owned life insurance policies and not associated with the deferred compensation liability. The deferred compensation liabilities (consisting of employer contributions, employee deferrals and associated earnings and losses) are general unsecured obligations of the Company. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company may at its discretion contribute certain amounts to eligible employee accounts. In January 2010, the Company began to contribute 50% of the first 2% of participants’ eligible contributions into their Deferred Compensation Plan accounts. In September 2010, the Company established and transferred its ownership to a rabbi trust to hold the Company-owned life insurance policies. As of March 29, 2014, the assets and associated liabilities of the Deferred Compensation Plan were $876 and $665, respectively, and are included in other non-current assets and other non-current liabilities in our consolidated balance sheets. As of December 28, 2013, the assets and associated liabilities of the Deferred Compensation Plan were $876 and $838, respectively, and are included in other non-current assets and other non-current liabilities in our consolidated balance sheets. For the thirteen weeks ended March 29, 2014, the change in the associated liabilities include the employee contributions of $37, the Company contributions of $8 and earnings of $8, offset by distributions and forfeitures of $226. For the thirteen weeks ended March 30, 2013, the change in the associated liabilities include the employee contributions of $31, the Company contributions of $9 and earnings of $33, offset by distributions of $47. For the thirteen weeks ended March 29, 2014, the Company did not have a change in the cash surrender value of the Company-owned life insurance policies. For March 30, 2013, included in other income, the Company recorded a net gain of $31 for the change in the cash surrender value of the Company-owned life insurance policies.

Note 12 – Restructuring Costs

We did not incur severance costs during the thirteen weeks ended March 29, 2014. As part of the Company’s initiatives to reduce labor costs and improve operating efficiencies in response to the challenges in the marketplace and general market conditions, we reduced our workforce in January 2013. We laid off 13 employees in the United States and 163 employees in the Philippines reducing our workforce to a total of 1,194 employees. The severance charges of approximately $498 were recorded in marketing expense, general and administrative expense, fulfillment expense and technology expense for $253, $94, $42 and $109, respectively, in January 2013.

Note 13 – Segment information

As described in Note 1 above, the Company operates in two reportable segments identified as Base USAP, which is the core auto parts business, and AutoMD, an online automotive repair source. Summarized segment information for our continuing operations from the two reportable segments for the periods presented is as follows (in thousands):

	Base USAP	AutoMD	Consolidated
Thirteen weeks ended March 29, 2014
Net sales	$67,949	$79	$68,028
Gross profit	20,622	79	20,701
Operating costs (1)	19,645	561	20,206
Income (loss) from operations	977	(482)	495
Total assets, net of accumulated depreciation	16,864	1,946	18,810
Thirteen weeks ended March 30, 2013
Net sales	$65,304	$101	$65,405
Gross profit	19,637	101	19,738
Operating costs (1)	22,290	590	22,880
Income (loss) from operations	(2,653)	(489)	(3,142)
Fifty-two weeks ended December 28, 2013
Total assets, net of accumulated depreciation	17,520	2,143	19,663

(1)	Operating costs for AutoMD primarily consist of depreciation on fixed assets.

Note 14 – Subsequent Events

On March 31, 2014, we issued 19 shares of our common stock in lieu of preferred stock dividends of $59 (See Note 7 – Stock Holders’ Equity and Share –Based Compensation.

In April 2014, the Board of Directors and the Compensation Committee of the Company approved grants of a total of 310 time-based RSUs , of which 130 time-based RSUs were issued to one executive officer of the Company. The RSUs granted were made under the 2007 Omnibus Plan.

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

The information contained in this section is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, which are available on the SEC’s website at http://www.sec.gov. The section entitled “Risk Factors” set forth in Part II, Item 1A of this report, and similar discussions in our other SEC filings, describe some of the important factors, risks and uncertainties that may affect our business, results of operations and financial condition and could cause actual results to differ materially from those expressed or implied by these or any other forward-looking statements made by us or on our behalf. You are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date thereof. We do not assume any obligation to revise or update forward-looking statements. Finally, our historic results should not be viewed as indicative of future performance.

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

Our History. We were formed in Delaware in 1995 as a distributor of aftermarket auto parts and launched our first website in 2000. We rapidly expanded our online operations, increasing the number of SKUs sold through our e-commerce network, adding additional websites, improving our Internet marketing proficiency and commencing sales in online marketplaces. As a result, our business has grown since 2000. Additionally, in August 2010, through our acquisition of Whitney Automotive Group, Inc. (referred to herein as “WAG”), we expanded our product-lines and increased our customer reach in the do-it-yourself (“DIY”) automobile and off-road accessories market. We had declines in our revenues and incurred losses in 2011, 2012 and 2013.

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

Acquisitions. From time to time, we may acquire certain businesses, websites, domain names, or other assets. In 2009, we completed the acquisition of the assets of a small website and the related domain names which further expanded and enhanced our product offering and our ability to reach more customers. In the first quarter of 2010, we completed two additional website and domain name asset acquisitions, which increased our net sales and internet traffic. In August 2010, Go Fido, Inc., a wholly-owned subsidiary of ours, completed the purchase of all of the outstanding capital stock of Automotive Specialty Accessories and Parts, Inc. and its wholly-owned subsidiary WAG. WAG’s Midwest facility expanded our distribution network and the merchandise WAG offers extended our go-to market product-lines into all terrain vehicles, recreational vehicles and motorcycles, and provided us with deep product knowledge into niche segments like Jeep, Volkswagen and trucks. This expansion of our product line increased our customer reach in the DIY automobile and off-road accessories market. Currently, we do not intend to pursue any acquisition opportunities in the near future. Our Credit Agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) currently restricts our ability to enter into any acquisitions without prior permission from JPMorgan.

To understand revenue generation through our network of e-commerce websites (which excludes online market places), we monitor several key business metrics, including the following:

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
Unique Visitors (millions) [1]	30.3	36.8
Total Number of Orders (thousands)	488	529
Average Order Value	$107	109
Revenue Capture	84.9%	82.2%
Conversion	1.61%	1.44%

1	Visitors do not include traffic from media properties (e.g. AutoMD).

Unique Visitors: A unique visitor to a particular website represents a user with a distinct IP address that visits that particular website. We define the total number of unique visitors in a given month as the sum of unique visitors to each of our websites during that month. We measure unique visitors to understand the volume of traffic to our websites and to track the effectiveness of our online marketing efforts. The number of unique visitors has historically varied based on a number of factors, including our marketing activities and seasonality. Included in the unique visitors are mobile device based customers, who are becoming an increasing part of our business. Shifting consumer behavior and technology enhancements indicates that customers are becoming more inclined to purchase auto parts through their mobile devices. User sophistication and technological advances have increased consumer expectations around the user experience on mobile devices, including speed of response, functionality, product availability, security, and ease of use. We believe enhancements to online solutions specifically catering to mobile based shopping can result in an increase in the number of orders and revenues. We believe an increase in unique visitors to our websites can result in an increase in the number of orders. We seek to increase the number of unique visitors to our websites by attracting repeat customers and improving search engine marketing and other internet marketing activities. During the first quarter of 2014, our unique visitors reduced by 17.7% compared to the first quarter of 2013. Excluding the impact of discontinued websites, our unique visitors reduced by 4.7 million compared to the first quarter of 2013. We expect the total number of unique visitors to marginally improve throughout 2014, as we continue to address the challenges we are experiencing from changes search engines have made to the formulas, or algorithms, that they use to optimize their search results, as described in further detail under “Executive Summary” below.

Total Number of Orders: We monitor the total number of orders as an indicator of future revenue trends. During the first quarter of 2014, the total number of orders was lower by 7.8% due to the decrease in unique visitors combined with overall increased competition. We expect the total number of orders to marginally improve throughout 2014 when compared to 2013. We recognize revenue associated with an order when the products have been delivered, consistent with our revenue recognition policy.

Average Order Value: Average order value represents our net sales on a placed orders basis for a given period of time divided by the total number of orders recorded during the same period of time. During the first quarter of 2014, our average order value reduced by 1.8% compared to the first quarter of 2013. We expect the lower average order value trend may continue in 2014 primarily due to increased competition, as described in further detail under “Executive Summary” below. We seek to increase the average order value as a means of increasing net sales. Average order values vary depending upon a number of factors, including the components of our product offering, the order volume in certain online sales channels, macro-economic conditions, and competition online.

Revenue Capture: Revenue capture is the amount of actual dollars retained after taking into consideration returns, credit card declines and product fulfillment. During the first quarter of 2014, our revenue capture improved by 3.3% to 84.9% compared to 82.2% in the first quarter of 2013. The increase in revenue capture was due to lower returns and credit card declines, and improved product fulfillment in the first quarter of 2014 compared to the first quarter of 2013. We expect our revenue capture level to marginally improve throughout 2014 as we continue to improve our customers’ purchase experience.

Conversion: Conversion is the number of orders as a rate to the total number of unique visitors. This rate indicates how well we convert a visitor to a customer sales order. During the first quarter of 2014, our conversion improved by 11.8% to 1.61% compared to 1.44% in the first quarter of 2013.

Executive Summary

For the first quarter of 2014, the Company generated net sales of $68.0 million, compared with $65.4 million for the first quarter of 2013, representing an increase of 4.0%. Net income for the first quarter of 2014 was $0.2 million, or $0.00 per basic and diluted share. This compares to a net loss of $3.3 million, or $0.11 per basic and diluted share, for the first quarter of 2013. We generated net income (loss) before interest expense, net, income tax provision, depreciation and amortization expense, amortization of intangible assets plus share-based compensation expense and restructuring costs (“Adjusted EBITDA”) of $3.3 million in the first quarter of 2014 compared to $1.5 million in the first quarter of 2013. Adjusted EBITDA is presented because such measure is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income, as an indicator of the Company’s operating performance, or as an alternative to cash flows, as measures of the Company’s overall liquidity, as presented in the Company’s consolidated financial statements. Further, the Adjusted EBITDA measure shown for the Company may not be comparable to similarly titled measures used by other companies. Refer to the table presented below for reconciliation of net income (loss) to Adjusted EBITDA.

Total revenues increased in the first quarter of 2014 compared to the same period in 2013 primarily due to our online sales. Net sales increased to $68.0 million for Q1 2014 compared to $65.4 million for Q1 2013. Our Q1 2014 net sales consisted of online sales, representing 89.4% of the total (compared to 89.6% in Q1 2013), and offline sales, representing 10.6% of the total (compared to 10.4% in Q1 2013). The net sales increase was primarily due to an increase of $2.2 million, or 3.8%, in online sales and by $0.4 million, or 5.9%, increase in offline sales. The $2.2 million increase in online sales was primarily driven by a $6.5 million, or 12.2%, increase from continuing online sales channels offset by a reduction in online sales from websites we discontinued of $4.3 million. The continuing sales channels growth is the result of a $1.1 million or 2.6% increase in our continuing e-commerce sales channels and a $5.4 million increase in our online marketplaces. The $1.1 million increase in our continuing e-commerce sales channels was driven by a 6.0% increase in conversion and partially offset by a 5.5% decrease in traffic and 0.9% decline in average order value. The discontinued websites resulted in a 4.7 million reduction in unique visitors in Q1 2014 compared with Q1 2013. Our offline sales for the first quarter of 2014 increased by $0.4 million, or 5.9%, to $7.2 million compared to the first quarter of 2013.

Prior to the first quarter of fiscal 2014, year-over-year quarterly revenue declined for six consecutive quarters beginning in the third quarter of 2012. The highest decline occurred during the first quarter of 2013 (25%) as compared to the first quarter of 2012, and the least in the fourth quarter of 2013 compared to the fourth quarter of 2012 (5%). The table below presents quarterly revenues and the change in quarterly year-over-year revenues.

		Year over year quarterly sales
Thirteen week ended	Net Sales	Thirteen week ended	Net sales	% increase (decline)
Mar. 30, 2013	$65,405	Mar. 31, 2012	$87,436	(25.2)%
Jun. 29, 2013	$67,889	Jun. 30, 2012	$80,719	(15.9)%
Sept. 28, 2013	$61,724	Sep. 29, 2012	$73,014	(15.5)%
Dec. 28, 2013	$59,735	Dec. 29, 2012	$62,848	(5.0)%
Mar. 29, 2014	$68,028	Mar, 30, 2013	$65,405	4.0%

Like most e-commerce retailers, our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. Historically, marketing through search engines provided the most efficient opportunity to reach millions of online auto part buyers. We are included in search results through paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our websites. In 2013, we decreased the amount we spent on paid search listings, as we determined that it did not generate a sufficient amount of revenues to justify the expense. Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. We have had a history of success with our search engine marketing techniques, which gave our different websites preferred positions in search results. But search engines, like Google, revised, and continue to revise their algorithms regularly in an attempt to optimize their search results. In fiscal years 2012 and 2013, we were negatively impacted by the changes in methodology for how Google and other search engines displayed or selected our different websites for customer search results, which in turn reduced our unique visitor count and adversely affected our financial results. Our unique visitor count decreased by 6.5 million, or 17.7%, for the first quarter of 2014 to 30.3 million unique visitors compared to 36.8 million unique visitors in the first quarter of 2013. We believe we continue to be affected by these search engine algorithm changes. We also consolidated to a significantly smaller number of websites, which resulted in fewer unique visitors compared to the first quarter of 2013. As we are significantly dependent upon search engines for our website traffic, if we are unable to attract unique visitors and convert our unique visitors to orders, our business and results of operations will be harmed.

Barriers to entry in the automotive aftermarket industry are low, and current and new competitors can launch websites at a relatively low cost. We experienced significant competitive pressure from certain of our suppliers as they are now selling their products online. Since our suppliers have access to merchandise at very low costs, they were able to sell products at lower prices and maintain higher gross margins, thus our financial results were negatively impacted by the increased level of competition. Total orders for the first quarter of 2014 went down by 7.8% to 488,000 compared to 529,000 for the first quarter of 2013 and our average order value decreased by $2.00, or 1.8%, for the first quarter of 2014 to $107 compared to $109 in the first quarter of 2013 as a result of increased pricing competition. Our current and potential customers may decide to purchase directly from our suppliers. Continuing increased competition from our suppliers that have access to products at lower prices than us could result in reduced sales, lower operating margins, reduced profitability, loss of market share and diminished brand recognition. In addition, some of our competitors have used and may continue to use aggressive pricing tactics. We expect that competition will further intensify in the future as Internet use and online commerce continue to grow worldwide.

Total expenses, which primarily consisted of cost of sales and operating costs, decreased during the first quarter of 2014 compared to the same period in 2013. Components of our cost of sales and operating costs are described in further detail under — “Basis of Presentation” below.

Our personnel costs declined in the first quarter of 2014 compared to the first quarter of 2013. Our employees at the end of the first quarter of 2014 decreased to 1,016 as compared to 1,101 at the end of the first quarter of 2013. In January 2013, as part of the Company’s initiatives to reduce labor costs and improve operating efficiencies in response to the challenges in the marketplace and general market conditions, we reduced our workforce by 176 employees (for additional details, refer to “Note 12-Restructuring Costs” of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of this report). While we have and continue to undertake several initiatives to improve revenues and reduce the losses in 2014, if the downward revenue and loss trend observed in 2012 and 2013 continue in 2014, we may be required to further reduce our labor costs.

Revenues have increased during the first quarter of 2014, when compared to the first quarter of 2013, and we expect our revenues to marginally improve for all the quarters of fiscal year 2014 when compared to comparable quarters of fiscal year 2013. We expect to incur a net loss to marginal net income in fiscal year 2014 as compared to fiscal year 2013. However, if the downward trend experienced in 2012 and 2013 recurs in 2014 and is more negative than we expect, it could severely impact our liquidity as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. Refer to “Liquidity and Capital Resources” section below for additional details. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If we do experience the downward trend in revenues and net loss we experienced in 2012 and 2013 recurs and continues any longer because our strategies to return to positive sales growth and profitability are not successful or otherwise, and if we are not able to raise adequate additional financing or proceeds from additional asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations.

In 2013, we made positive strides towards achieving our strategic goals and during the first quarter of 2014 continued to make positive strides to pursue these strategies to return to positive sales growth and profitability:

•	We continue to work to return to positive e-commerce growth by providing unique catalog content and providing better content on our websites thereby improving our ranking on the search results. We expect this to increase unique visitors to our website and help us grow our revenues. We expect revenue trends to improve for the rest of 2014.

•	We continue to work to improve the website purchase experience for our customers by (1) helping our customers find the parts they want to buy by reducing failed searches and increasing user purchase confidence; (2) selling more highly customized accessories by partnering with manufacturers to build custom shopping experiences; (3) increasing order size across our sites through improved recommendation engines; and (4) completing the roll out of high quality images and videos with emphasis on accessory product lines. In addition, we intend to build mobile enabled websites to take advantage of shifting consumer behaviors. These efforts may increase the conversion rate of our visitors to customers, total number of orders and average order value, and contribute to our revenue growth.

•	We continue to work to becoming one of the best lowest priced options in the market. We expect this to help improve the conversion rate for our visitors to our website and grow our revenues. While revenues are expected to grow, based on our pricing strategy, we expect our gross margin to be lower for the rest of 2014. While we plan to transition away from lower margin stock ship branded products and expand our private label mix, which provides higher margins, we expect to see improvements in our branded business due to our pricing strategy described above.

•	Increase product selection by being the first to market with new SKUs. We will seek to add new categories and expand our existing specialty categories. We expect this to increase the total number of orders and contribute to our revenue growth.

•	Be the consumer advocate for auto repair through AutoMD.com. We will continue to devote resources to AutoMD.com and its system development. We expect this to improve our brand recognition and contribute to our revenue growth.

•	Continue to implement cost saving measures.

As we redesign our approach to attracting customers through search engines, we hope to offset much of the revenue loss by pursuing revenue opportunities in third-party online marketplaces, a number of which are growing significantly. Auto parts buyers are finding third-party online marketplaces to be a very attractive environment, for many reasons, the top four being: (1) the security of their personal information; (2) the ability to easily compare product offerings from multiple sellers; (3) transparency (consumers can leave positive or negative feedback about their experience); and (4) favorable pricing. Successful selling in these third-party online marketplaces depends on product innovation, and strong relationships with suppliers, both of which we believe to be our core competencies.

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

Non-GAAP measures

EBITDA and Adjusted EBITDA are presented because such measures are used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income, as an indicator of the Company’s operating performance, or as an alternative to cash flows, as measures of the Company’s overall liquidity, as presented in the Company’s consolidated financial statements. Further, the EBITDA and Adjusted EBITDA measures shown for the Company may not be comparable to similarly titled measures used by other companies. Refer to the table presented below for reconciliation of net income (loss) to EBITDA and Adjusted EBITDA. The table below reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
Consolidated
Net income (loss)	$201	$(3,343)
Interest expense, net	259	185
Income tax provision	32	21
Amortization of intangibles	84	106
Depreciation and amortization	2,368	3,638

EBITDA	2,944	607

Share-based compensation	376	409
Restructuring costs (1)	—	498

Adjusted EBITDA	$3,320	$1,514

(1)	We incurred restructuring costs in the first quarter of 2013 related to the Company’s initiatives to reduce labor costs and improve operating efficiencies in response to the challenges in the marketplace and general market conditions. Refer to “Note 12 – Restructuring Costs” of our Notes to Consolidated Financial Statements for additional details.

Basis of Presentation

Net Sales. Online and offline sales represent two different sales channels for our products. We generate online net sales primarily through the sale of auto parts to individual consumers through our network of e-commerce websites, including mobile based online sales, and online marketplaces, including online advertising. E-commerce sales are derived from our network of websites, which we own and operate. E-commerce and online marketplace sales also include inbound telephone sales through our call center that supports these sales channels. Online marketplaces consist primarily of sales of our products on online auction websites, where we sell through auctions as well as through storefronts that we maintain on third-party owned websites. We sell advertising and sponsorship positions on our e-commerce websites to highlight vendor brands and offer complementary products and services that benefit our customers. Advertising is targeted to specific sections of the websites and can also be targeted to specific users based on the vehicles they drive. Advertising partners primarily include part vendors, national automotive aftermarket brands and automobile manufacturers. Our offline sales channel represents our distribution of products directly to commercial customers by selling auto parts to collision repair shops located in Southern California and Virginia. Our offline sales channel also includes the distribution of our Kool-Vue™ mirror line to auto parts distributors nationwide. We also serve consumers by operating a retail outlet store in LaSalle, Illinois.

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

Amortization of Intangible Assets . Amortization of intangibles consists of the amortization expense associated with our definite-lived intangible assets.

Other Income, Net. Other income, net consists of miscellaneous income or expense such as gains/losses from disposition of assets, and interest income comprised primarily of interest income on investments.

Interest Expense . Interest expense consists primarily of interest expense on our outstanding loan balances, deferred financing cost amortization and capital lease interest.

Segment Data

The Company operates in two reportable segments identified as Base USAP, which is the core auto parts business, and AutoMD, an online automotive repair source. Summarized segment information for our continuing operations from the two reportable segments for the periods presented is as follows (in thousands):

	BASE USAP	AutoMD	Consolidated
Thirteen weeks ended March 29, 2014
Net sales	$67,949	$79	$68,028
Gross profit	20,622	79	20,701
Operating costs (1)	19,645	561	20,206
Income (loss) from operations	977	(482)	495
Total assets, net of accumulated depreciation	16,864	1,946	18,810
Thirteen weeks ended March 30, 2013
Net sales	$65,304	$101	$65,405
Gross profit	19,637	101	19,738
Operating costs (1)	22,290	590	22,880
Income (loss) from operations	(2,653)	(489)	(3,142)
Fifty two weeks ended December 28, 2013
Total assets, net of accumulated depreciation	17,520	2,143	19,663

(1)	Operating costs for AutoMD primarily consist of depreciation on fixed assets.

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
Net sales	100%	100.0%
Cost of sales	69.6	69.8

Gross profit	30.4	30.2

Operating expenses:
Marketing	14.9	17.1
General and administrative	6.1	7.2
Fulfillment	6.9	8.2
Technology	1.7	2.3
Amortization of intangible assets	0.2	0.2

Total operating expenses	29.8	35.0

Income (loss) from operations	0.7	(4.8)

Other income (expense):
Other income, net	—	—
Interest expense	(0.4)	(0.3)

Total other expense	(0.4)	(0.3)

Income (loss) before income taxes	0.3	(5.1)
Income tax provision	—	—

Net income (loss)	0.3%	(5.1)%

Thirteen Weeks Ended March 29, 2014 Compared to the Thirteen Weeks Ended March 30, 2013

Net Sales and Gross Margin

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013	$ Change	% Change
	(in thousands)
Net sales	$68,028	$65,405	$2,623	4.0%
Cost of sales	47,327	45,667	1,660	3.6%

Gross profit	$20,701	$19,738	$963	4.9%
Gross margin	30.4%	30.2%		0.2%

Net sales increased to $68.0 million for Q1 2014 compared to $65.4 million for Q1 2013. Our Q1 2014 net sales consisted of online sales, representing 89.4% of the total (compared to 89.6% in Q1 2013), and offline sales, representing 10.6% of the total (compared to 10.4% in Q1 2013). The net sales increase was primarily due to an increase of $2.2 million, or 3.8%, in online sales and by $0.4 million, or 5.9%, increase in offline sales. The $2.2 million increase in online sales was primarily driven by a $6.5 million, or 12.2%, increase from continuing online sales channels offset by a reduction in online sales from websites we discontinued of $4.3 million. The continuing sales channels growth is the result of a $1.1 million or 2.6% increase in our continuing e-commerce sales channels and a $5.4 million increase in our online marketplaces. The $1.1 million increase in our continuing e-commerce sales channels was driven by a 6.0% increase in conversion and partially offset by a 5.5% decrease in traffic and 0.9% decline in average order value. The discontinued websites resulted in a 4.7 million reduction in unique visitors in Q1 2014 compared with Q1 2013. Overall, online sales improved primarily due to an increase in the conversion rate of our unique users, partially offset by lower actual users, average order values and revenue capture. During the first quarter of 2013, revenues declined due to decrease in unique visitors, which was due to a reduction in customer traffic as a result of changes search engines made to the algorithms that search engines use to optimize their search results. Also, our revenues were negatively impacted by the increased competition as described in further detail under “Executive Summary” above. Our offline sales, which consist of our Kool-Vue™ and wholesale operations, continued to show growth. Revenues have improved during the first quarter of 2014, when compared to the first quarter of 2013, and we expect our revenues to marginally improve for all the quarters of fiscal year 2014 when compared to comparable quarters of fiscal year 2013.

Gross profit increased by $1.0 million, or 4.9%, in the first quarter of 2014 compared to the first quarter of 2013. Gross margin improved by 0.2% to 30.4% in the first quarter of 2014 compared to 30.2% in the first quarter of 2013. Gross margin in the first quarter of 2014 compared to the first quarter of 2013 improved primarily due to higher penetration of sales of our private table products, which generate a higher gross margin and partially offset by higher freight expense.

Marketing Expense

	Thirteen Weeks Ended		$ Change	% Change
	March 29, 2014	March 30, 2013
	(in thousands)
Marketing expense	$10,115	$11,191	$(1,076)	(9.6)%
Percent of net sales	14.9%	17.1%		(2.2)%

Total marketing expense decreased $1.1 million, or 9.6%, for the first quarter of 2014 compared to the first quarter of 2013. Online advertising expense, which includes catalog costs, was $4.4 million, or 7.2%, of online sales compared to $4.3 million, or 7.4%, of online sales for the prior year period. Online advertising expense increased primarily due to an increase in our non-catalog online adverting expenses, which includes listing and placement fees paid to commercial and search engine websites, of $0.1 million or 2.7%. Marketing expense, excluding online advertising, was $5.7 million, or 8.4%, of net sales compared to $6.9 million, or 10.5%, of net sales for the first quarter of 2013. Marketing expense was lower than first quarter 2013 primarily due to lower wages of $0.3 million, marketing overhead of $0.3 million and lower depreciation of $0.6 million.

General and Administrative Expense

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013	$ Change	% Change
	(in thousands)
General and administrative expense	$4,147	$4,687	$(540)	(11.5)%
Percent of net sales	6.1%	7.2%		(1.1)%

General and administrative expense decreased $0.5 million, or 11.5%, for the first quarter of 2014 compared to the first quarter of 2013. The decrease was primarily due to lower compensation costs of $0.3 million, lower depreciation and amortization of $0.1 million and lower overhead costs of $0.1 million, compared to the prior year period.

Fulfillment Expense

	Thirteen Weeks Ended		$ Change	% Change
	March 29, 2014	March 30, 2013
	(in thousands)
Fulfillment expense	$4,712	$5,381	$(669)	(12.4)%
Percent of net sales	6.9%	8.2%		(1.3)%

Fulfillment expense decreased $0.7 million, or 12.4%, for the first quarter of 2014 compared to the first quarter of 2013. The decrease was primarily due to lower depreciation and amortization expense of $0.6 million and lower overhead costs of $0.1 million compared to the prior year period.

Technology Expense

	Thirteen Weeks Ended		$ Change	% Change
	March 29, 2014	March 30, 2013
	(in thousands)
Technology expense	$1,148	$1,515	$(367)	(24.2)%
Percent of net sales	1.7%	2.3%		(0.6)%

Technology expense decreased $0.4 million, or 24.2%, for the first quarter of 2014 compared to the first quarter of 2013. The decrease was primarily due to lower wages of $0.1 million and lower overhead costs of $0.2 million compared to the prior year period.

Amortization of Intangible Assets

	Thirteen Weeks Ended		$ Change	% Change
	March 29, 2014	March 30, 2013
	(in thousands)
Amortization of intangible assets	$84	$106	$(22)	(20.8)%
Percent of net sales	0.1%	0.2%		—

Amortization of intangibles was approximately $84,000 for the first quarter of 2014 compared to $106,000 the first quarter of 2013. The decrease was primarily due to lower amortization cost recorded as a result of the impairment recorded during the fourth quarter of 2012.

Total Other Expense, Net

	Thirteen Weeks Ended		$ Change	% Change
	March 29, 2014	March 30, 2013
	(in thousands)
Other expense, net	$262	$180	$(82)	45.6%
Percent of net sales	0.4%	0.3%		0.1%

Total other expense, net increased $0.1 million, or 45.6%, for the first quarter of 2014 compared to the first quarter of 2013. The increase was primarily due to the amortization of the interest cost on the sale lease-back transaction.

Income Tax Provision

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013	$ Change	% Change
	(in thousands)
Income tax provision	$32	$21	$11	52.4%
Percent of net sales	—%	—%		—

For the thirteen weeks ended March 29, 2014 and March 30, 2013, the effective tax rate for the Company was 13.7% and (0.6)%, respectively. The Company has a full valuation allowance against its net deferred income tax assets. Income taxes in the 2014 and 2013 periods relate primarily to income earned in the Philippines.

Liquidity and Capital Resources

Sources of Liquidity

During the thirteen weeks ended March 29, 2014, we funded our operations with cash generated from operations. During the thirteen weeks ended March 30, 2013, we funded our operations with cash generated from operations; net proceeds from the issuance of Series A convertible preferred stock (“Series A Preferred”) and our credit facility. We had cash and cash equivalents of approximately $1.4 million as of March 29, 2014, representing a $0.6 million increase from $0.8 million of cash and cash equivalents as of December 28, 2013. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and debt financing will be sufficient to finance our operational cash needs through at least the next twelve months.

In May 2011, we filed a shelf registration statement covering the offer and sale of up to $200 million of common stock with the SEC. The shelf registration was declared effective by the SEC on August 10, 2011. The terms of any offering under our shelf registration statement will be determined at the time of the offering and disclosed in a prospectus supplement filed with the SEC. In March 2013, the Company agreed to sell up to 2,050,000 shares of its common stock at a purchase price per share of $1.09 for aggregate proceeds to the Company of approximately $2.2 million in an offering under the Company’s shelf registration statement. The transaction closed on April 3, 2013.

Working Capital

As of March 29, 2014 and December 28, 2013, our working capital was $11.1 million and $9.8 million, respectively. Our credit facility consists of a five-year revolving loan with available funds of up to $20 million subject to a borrowing base derived from certain of our receivables, inventory and property and equipment (see further discussion in “Debt and Available Borrowing Resources” below). Our revolving loan does not require principal payments, however it is classified as current due to certain U.S. GAAP requirements (see “Debt and Available Borrowing Resources” below for further details). The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes to the components of our working capital.

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for thirteen weeks ended March 29, 2014 and March 30, 2013 (in thousands):

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
Net cash provided by operating activities	$8,142	$1,339
Net cash used in investing activities	(1,558)	(2,729)
Net cash (used in) provided by financing activities	(6,013)	1,660
Effect of exchange rate changes on cash	3	(3)

Net change in cash and cash equivalents	$574	$267

Operating Activities

Cash provided by operating activities is primarily comprised of net income (loss), adjusted for non-cash activities such as depreciation and amortization expense, amortization of intangible assets and share-based compensation expense. These non-cash adjustments represent charges reflected in net income (loss) and, therefore, to the extent that non-cash items increase or decrease our operating results, there will be no corresponding impact on our cash flows. Net income adjusted for non-cash adjustments to operating activities was $3.1 million (adjusted for non-cash charges primarily consisting of share based compensation expense of $0.4 million and depreciation and amortization expense of $2.4 million) for the first quarter of 2014, compared to $0.9 million (adjusted for non-cash charges primarily consisting of share based compensation of $0.4 million and depreciation and amortization expense of $3.7 million) for the first quarter of 2013. After excluding the effects of the non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities.

•	Inventory decreased to $36.6 million at March 29, 2014 from $37.0 million at December 28, 2013, resulting in a decrease in operating assets and reflecting a cash inflow of $0.4 million for the thirteen weeks ended March 29, 2014. For the thirteen weeks ended March 30, 2013, cash inflow related to the change in inventory was $5.1 million.

•	Accounts payable and accrued expenses increased to $28.3 million at March 29, 2014 compared to $25.6 million at December 28, 2013 resulting in an increase in operating liabilities and reflecting a cash inflow of $2.7 million for the thirteen weeks ended March 29, 2014. Accounts payable and accrued expenses increased primarily due to the increase in accounts payable of $1.8 million and accrued expenses by $0.9 million. Accounts payable could fluctuate in future periods due to the amount of our revenues and the related purchases and the timing of our payments. For the thirteen weeks ended March 30, 2013, cash outflow related to the change in accounts payable and accrued expenses was $6.2 million.

Investing Activities

For the thirteen weeks ended March 29, 2014 and March 30, 2013, net cash used in investing activities was primarily the result of increases in property and equipment ($1.6 million and $2.6 million, respectively), which are mainly related to capitalized website and software development costs. We expect our capital expenditures to decrease for fiscal year 2014 when compared to fiscal year 2013, as we attempt to reduce capital expenditures to bolster our ability to satisfy our operational cash needs.

Financing Activities

For the thirteen weeks ended March 29, 2014, net cash used in financing activities was primarily related to payments made on our revolving loan payable, as the amount under our revolving debt was reduced by $6.0 million. For the thirteen weeks ended March 30, 2013, net cash provided by financing activities was primarily due to net proceeds received from the issuance of Series A Preferred of $5.8 million, partially offset by the net payments made on debt, totaling $4.1 million (see further discussion in “ Debt and Available Borrowing Resources ” below).

In March 2013, the Company authorized the issuance of 4,149,997 shares of Series A Preferred and entered into a Securities Purchase Agreement pursuant to which the Company agreed to sell up to an aggregate of 4,149,997 shares of our Series A Preferred, $0.001 par value per share, at a purchase price per share of $1.45 for aggregate proceeds to the Company of approximately $6.0 million. We sold 3,999,997 shares of Series A Preferred for aggregate proceeds of $5.8 million in March 2013 on which we incurred issuance costs of approximately $0.8 million. The Company used the net proceeds from the sale of the Series A Preferred to reduce its then revolving loan payable. Dividends on the Series A Preferred are payable quarterly at a rate of $0.058 per share per annum in cash, in shares of common stock or in any combination of cash and common stock as determined by the Company’s Board of Directors. Concurrent with the Company’s issuance of Series A Preferred, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan entered into a Second Amended Credit Agreement to allow the Company to pay cash dividends on the Series A Preferred in an aggregate amount of up to $400,000 per year and pay cash in lieu of issuing fractional shares upon conversion of or in payment of dividends on the Series A Preferred. Refer to “Note 6 – Borrowings” and “Note 7—Stockholders’ Equity and Share-Based Compensation” of our Notes to Consolidated Financial Statements for additional details.

Debt and Available Borrowing Resources

Total debt was $10.5 million as of March 29, 2014, and was primarily comprised of our capital leases of $9.7 million, (discussed further below). Total debt was $16.6 million as of December 28, 2013. The decrease was due to net debt payments we made to our revolving loan payable. (see further discussion below).

In April 2012, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A. (“JPMorgan”), as sole lender and administrative agent entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving commitment in an aggregate principal amount of up to $40,000 (the “Credit Facility”), which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. In August 2013, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan entered into a third amendment to the Credit Agreement (“Third Amended Credit Agreement”) amending the Credit Agreement to, among other things, reduce the revolving commitment to $20,000 and, upon satisfaction of certain conditions, provide that the Company has the right to increase the revolving commitment up to $40,000. The Credit Facility matures on April 26, 2017. The Company used the proceeds of the loans borrowed on the closing date to repay in full its previous credit facility with Silicon Valley Bank. At March 29, 2014, our outstanding revolving loan balance was $0. 8 million. As of May 2,2014, the outstanding revolving loan balance was $0.The customary events of default under the Credit Facility (discussed below) include certain subjective acceleration clauses, which management has determined the likelihood of such acceleration is more than remote. The Company determined that a current classification of our revolving loan payable is appropriate.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.50%, or (b) an “alternate base rate” minus an applicable margin of 0.50%. Each applicable margin as set forth in the prior sentence is subject to increase or decrease by 0.25% per annum based upon the Company’s fixed charge coverage ratio. At March 29, 2014, the Company’s LIBOR based interest rate was 1.94% (on $0 million principal) and the Company’s prime based rate was 3.0% (on $0.8 million principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.20% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than $6,000 at any time, as defined, and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $7,000 at all times. The Company’s excess availability was $15.5 million at March 29, 2014. As of the date hereof, the cash dominion period has not been in effect; accordingly no principal payments are currently due.

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

Under the Credit Agreement, the Company is not required to maintain a minimum fixed charge coverage ratio, unless excess availability is less than $6,000, as defined, whereby a ratio of 1.0 to 1.0 will be required. Events of default under the Credit Agreement include: failure to timely make payments due under the Credit Agreement; material misrepresentations or misstatements under the Credit Agreement and other related agreements; failure to comply with covenants under the Credit Agreement and other related agreements; certain defaults in respect of other material indebtedness; insolvency or other related events; certain defaulted judgments; certain ERISA-related events; certain security interests or liens under the loan documents cease to be, or are challenged by the Company or any of its subsidiaries as not being, in full force and effect; any loan document or any material provision of the same ceases to be in full force and effect; and certain criminal indictments or convictions of any Loan Party. As of March 29, 2014, the Company was in compliance with all covenants under the Credit Agreement. However, if our excess availability is reduced to less than $6,000, we will not comply with the minimum fixed charge coverage ratio.

See additional information in “Note 6 – Borrowings” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

Funding Requirements

Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing, will be sufficient to finance our operational cash needs through at least the next twelve months. Our Credit Facility provides a less restrictive asset-based funding limit, which gives us improved liquidity options at a lower cost of capital. Our future capital requirements may, however, vary materially from those now planned or anticipated. Changes in our operating plans, lower than anticipated net sales, increased expenses, continued or worsened economic conditions, worsening operating performance by us, or other events, including those described in “Risk Factors” included in Part II, Item 1A may force us to sell our existing assets and seek additional debt or equity financing in the future. We may need to issue additional common stock under our shelf registration, discussed above. There can be no assurance that we would be able to raise such additional financing or engage in such additional asset sales on acceptable terms, or at all. If we are not able to raise adequate additional financing or proceeds from additional asset sales, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The following table sets forth our contractual cash obligations and commercial commitments as of March 29, 2014:

	Payment Due By Period (in thousands)
Contractual Obligations:	Total	Less than 1 year	1-3 years		3-5 years		More than 5 years
Principal payments on debt (1)	$750	$750	$		$		$—
Interest payments on long-term debt (2)	69	22		45		2	—
Operating lease obligations (3)	2,742	887		1,855		—	—
Capital lease obligations (4)	19,238	749		1,977		1,823	14,689

(1)	Amounts represent the expected principal cash payments relating to our debt and do not include any fair value adjustments or discounts and premiums. Our outstanding debt is comprised of a revolving loan which currently has no principal payment requirements, and matures in April 2017. See additional information in “Liquidity and Capital Resources – Debt and Available Borrowing Resources” above.
(2)	Amounts represent the expected interest cash payments relating to our revolving loan balance at March 29, 2014. The principal outstanding balance and interest rates prevalent at March 29, 2014 were used to calculate the expected future interest payments.
(3)	Commitments under operating leases relate primarily to our leases on our principal facility in Carson, California, our distribution centers in Chesapeake, Virginia and our call center in the Philippines.
(4)	Commitments under capital leases relate to equipment lease agreements and include interest.

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

Our critical accounting policies are included in “ Note 1 – Summary of Significant Accounting Policies and Nature of Operations” of the Notes to Consolidated Financial Statements, included above in Part I, Item 1 of this report. There were no significant changes to our critical accounting policies during the thirteen weeks ended March 29, 2014. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations:

•	Revenue Recognition;

•	Fair Value of Financial Instruments and other Fair Value Measurements;

•	Inventory;

•	Website and Software Development Costs;

•	Long-Lived Assets and Intangibles;

•	Share-Based Compensation; and

•	Income Taxes.

Recent Accounting Pronouncements

See “ Note 1 – Summary of Significant Accounting Policies and Nature of Operations – Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements, included above in Part I, Item 1 of this report.

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

Interest Rate Risk. Our investment securities generally consist of mutual funds. As of March 29, 2014, our investments were comprised of $39,000 of investments in mutual funds that primarily hold debt securities.

As of March 29, 2014, we had a balance of $0.8 million outstanding under a revolving loan under our credit facility. The interest rate on this loan is computed based on a LIBOR and Prime loan rate, adjusted by features specified in our loan agreement. At our debt level as of March 29, 2014, a 100 basis point increase in interest rates would not materially affect our earnings and cash flows. If, however, we are unable to meet the covenants in our loan agreement, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate. There can be no assurance that any renegotiated terms of credit would not materially impact our earnings. At March 29, 2014, our LIBOR based interest rate was 1.94% per annum (on $0 million principal) and our Prime based rate was 3.00% per annum (on $0.8 million principal). Refer to additional discussion in Item 2, under the caption “ Liquidity and Capital Resources – Debt and Available Borrowing Resources ” and in “ Note 6 – Borrowings” of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of this report.

Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. dollar weakens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. dollar strengthens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos, and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, a fluctuation of 10% in the Peso/U.S. dollar exchange rate would have had approximately a $0.2 million impact on our Philippine operating expenses for the thirteen weeks ended March 29, 2014. We believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a – 15(b) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of the end of the period covered by this report. Such evaluation, as of March 29, 2014, was based on the “Internal Control — Integrated Framework” issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our business is subject to a number of risks which are discussed below. Other risks are presented elsewhere in this report and in our other filings with the SEC. We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in the Annual Report on Form 10-K that we filed with the SEC on March 12, 2014, as amended. You should consider carefully the following risks in addition to the other information contained in this report and our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K, and any amendments thereto, before deciding to buy, sell or hold our common stock. If any of the following known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

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

Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. Search engines, shopping comparison sites and other online sources have in the past, and will continue to revise their algorithms from time to time in an attempt to optimize their search results. For example, search engines, like Google, revise their algorithms regularly in an attempt to optimize their search results. In fiscal years 2012 and 2013, we were negatively impacted by the changes in methodology for how Google displayed or selected our different websites for customer search results, which reduced our unique visitor count and adversely affected our financial results. While we believe that we addressed the changes in the methodology for customer search results that we experienced in 2012 and 2013, we expect to continue to have to address any challenges due to similar changes in the future; however no assurance can be made whether we will be successful in addressing these issues. If other search engines, shopping comparison sites or similar online sources on which we rely for website traffic were to modify their general methodology for how they display or select our websites in a manner similar to the changes made by Google, or if Google continues to make changes to Google’s search results ranking algorithms that cause those algorithms to interact with our platform in a manner that continues to reduce our unique visitors, even fewer consumers may click through to our websites, and our financial results could be further adversely affected.

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

We continue the process of implementing strategies to attempt to overcome these changes, which in 2013 included the consolidation and improvements to our websites to improve our ranking on the search results and pursuing opportunities in third-party online marketplaces, which may not be successful. If these strategies are not successful, our operating results and financial condition could be materially and adversely affected. Additionally, if search engines begin to limit our display results or eliminate our results from the algorithmic search, our website traffic could be further impacted and our business would be materially harmed.

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

During fiscal 2013 and 2012, we experienced a downward trend in our revenues and our net losses continued.

During the fiscal year ended 2013, we incurred a net loss of $15.6 million and our revenues declined to $254.8 million compared to a net loss of $36.0 million and revenues of $304.0 million, respectively, for the fiscal year ended 2012. For fiscal year 2013 and 2012, we had experienced decreases of 16.2% and 7.0% in net sales, as compared to the same periods in 2012 and 2011, respectively. Revenues have increased during the first quarter of 2014, when compared to the first quarter of 2013, and we expect our revenues to marginally improve for all the quarters of fiscal year 2014 when compared to comparable quarters of fiscal year 2013. We expect to incur a lower net loss in fiscal year 2014 as compared to fiscal year 2013. However, if the negative trend experienced in 2012 and 2013 recurs in 2014 and is more negative than we expect, it could severely impact our liquidity as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If we experience the downward trend in revenues and net loss we experienced in 2012 and 2013 recurs and continues any longer because our strategies to return to positive sales growth and profitability are not successful or otherwise, and if we are not able to raise adequate additional financing or proceeds from additional asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure, file for bankruptcy or significantly curtail our operations.

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

If we choose to pursue any strategic acquisitions, we may not be able to successfully complete any such transactions if we cannot reach agreement on acceptable terms, restrictions under our credit facility or for other reasons. If we acquire a company or a division of a company, we may experience difficulty integrating that company’s or division’s personnel and operations, which could negatively affect our operating results. In addition:

•	the key personnel of the acquired company may decide not to work for us;

•	customers of the acquired company may decide not to purchase products from us;

•	we may experience business disruptions as a result of information technology systems conversions;

•	we may experience additional financial and accounting chaFllenges and complexities in areas such as tax planning, treasury management, and financial reporting;

•	we may be held liable for environmental, tax or other risks and liabilities as a result of our acquisitions, some of which we may not have discovered during our due diligence;

•	we may intentionally assume the liabilities of the companies we acquire, which could materially and adversely affect our business;

•	our ongoing business may be disrupted or receive insufficient management attention;

•	we may not be able to realize the cost savings or other financial benefits or synergies we anticipated, either in the amount or in the time frame that we expect; and

•	we may incur additional debt or issue equity securities to pay for any future acquisition, the issuance of which could involve the imposition of restrictive covenants or be dilutive to our existing stockholders.

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

We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered are changes in circumstances indicating that the carrying value of our assets may not be recoverable include a decrease in future cash flows. If our financial condition were to be negatively impacted in future, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our assets is determined, resulting in an impact on our results of operations. For example, during the second quarter of 2013, we recorded an impairment charge on property and equipment of $4.8 million and on intangible assets of $1.3 million, respectively. During the fourth quarter of 2012, we recorded an impairment charge on goodwill of $18.9 million and on intangible assets of $5.6 million. During the fourth quarter of 2011, we incurred an impairment charge on intangible assets of $5.1 million.

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

We acquire substantially all of our products from manufacturers and distributors located in Taiwan, China and the United States. Our top ten suppliers represented 43.5% of our total product purchases during the thirteen weeks ended March 29, 2014. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. In addition, our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. In addition, the increasing consolidation among auto parts suppliers may disrupt or end our relationship with some suppliers, result in product shortages and/or lead to less competition and, consequently, higher prices. Furthermore, as part of our routine business, suppliers extend credit to us in connection with our purchase of their products. In the future, our suppliers may limit the amount of credit they are willing to extend to us in connection with our purchase of their products, if any. If this were to occur, it could impair our ability to acquire the types and quantities of products that we desire from the applicable suppliers on acceptable terms, severely impact our liquidity and capital resources, limit our ability to operate our business and could have a material adverse effect on our financial condition and results of operation.

As many of our suppliers are outside of the United States, additional factors could interrupt our relationships or affect our ability to acquire the necessary products on acceptable terms, including:

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

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on our distributors to manage inventory, process orders and distribute those products to our customers in a timely manner. For the fifty-two weeks ended March 29, 2014, our product purchases from three drop-ship suppliers represented 18.9% of our total product purchases. If we do not maintain our existing relationships with these suppliers and our other distributors on acceptable commercial terms, we will need to obtain other suppliers and may not be able to continue to offer a broad selection of merchandise at competitive prices, and our sales may decrease.

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

Since the completion of our initial public offering in February 2007 through March 29, 2014, the trading price of our common stock has been volatile, ranging from a low per share of $0.91 to a high of $12.61 per share. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operation.

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

As of March 29, 2014, our executive officers and directors and certain related parties and entities that are affiliated with them beneficially owned in the aggregate approximately 51.8% of our outstanding shares of stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to significantly influence our management and affairs and control matters requiring stockholder approval including the election of our entire Board of Directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.

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

We expect that our revenue and operating results will continue to fluctuate from quarter to quarter due to various factors, many of which are beyond our control. If our quarterly revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could significantly decline. The factors that could cause our operating results to continue to fluctuate include, but are not limited to:

•	fluctuations in the demand for aftermarket auto parts;

•	price competition on the Internet or among offline retailers for auto parts;

•	our ability to attract visitors to our websites and convert those visitors into customers, including to the extent based on our ability to successfully work with different search engines to drive visitors to our websites;

•	our ability to successfully sell our products through third-party online marketplaces;

•	competition from companies with longer operating histories, larger customer bases, greater brand recognition, access to merchandise at lower costs and significantly greater resources than we do, like third-party online market places and our suppliers;

•	our ability to maintain and expand our supplier and distribution relationships without significant price increases or reduced service levels;

•	our ability to borrow funds under our credit facility;

•	the effects of seasonality on the demand for our products;

•	our ability to accurately forecast demand for our products, price our products at market rates and maintain appropriate inventory levels;

•	our ability to build and maintain customer loyalty;

•	our ability to successfully integrate our acquisitions;

•	infringement actions that could impact the viability of the auto parts aftermarket or portions thereof;

•	the success of our brand-building and marketing campaigns;

•	our ability to accurately project our future revenues, earnings, and results of operations;

•	government regulations related to use of the Internet for commerce, including the application of existing tax regulations to Internet commerce and changes in tax regulations;

•	technical difficulties, system downtime or Internet brownouts;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; and

•	the impact of adverse economic conditions on retail sales, in general.

If we fail to maintain an effective system of internal control over financial reporting or comply with Section 404 of the Sarbanes-Oxley Act of 2002, we may not be able to accurately report our financial results or prevent fraud, and our stock price could decline.

While management has concluded that our internal controls over financial reporting were effective as of March 29, 2014, we have in the past, and could in the future, have a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference to the location indicated below:

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of U.S. Auto Parts Network, Inc. as filed with the Delaware Secretary of State on February 14, 2007 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

3.2	Amended and Restated Bylaws of U.S. Auto Parts Network, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

3.3	Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of U.S. Auto Parts Network, Inc. (incorporated by reference to the Current Report on Form 8-K filed on March 25, 2013)

4.1*	Specimen common stock certificate

10.1+	Employment Agreement dated February 14, 2014 between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 10.39 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2014)

10.2+	Employment Agreement dated February 14, 2014, between the Company and Aaron Coleman (incorporated by reference to Exhibit 10.44 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2014)

10.3+	Employment Agreement dated February 14, 2014 between the Company and David G. Robson. (incorporated by reference to Exhibit 10.74 to the Current Report on Form 8-k filed with the Securities and Exchange Commission on February 18, 2014)

10.4+	Employment Agreement dated February 14, 2014 by and between U.S. Auto Parts Network, Inc. and Houman Akhavan. (incorporated by reference to Exhibit 10.82 to the Current Report on Form 8-k filed with the Securities and Exchange Commission on February 18, 2014)

10.5+	Employment Agreement dated February 14, 2014 between the Company and Bryan P. Stevenson. (incorporated by reference to Exhibit 10.82 to the Current Report on Form 8-k filed with the Securities and Exchange Commission on February 18, 2014)

10.6	Board Candidate Agreement dated March 20, 2014 between the Company and Timothy Maguire and Maguire Asset Management LLC (incorporated by reference to the Current Report on Form 8-K filed on March 23, 2014)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the exhibit of the same number from the registration statement on Form S-1 of U.S. Auto Parts Network, Inc. (File No. 333-138379) initially filed with the Securities and Exchange Commission on November 2, 2006, as amended.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2014	U.S. AUTO PARTS NETWORK, INC.

	By:	/s/ Shane Evangelist
Shane Evangelist
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David Robson
David Robson
Chief Financial Officer
(Principal Financial and Accounting Officer)