Form 10-Q
period 2014-06-28
U.S. Auto Parts Network, Inc.
filed 2014-08-06
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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

As of August 4, 2014, the registrant had 33,531,019 shares of common stock outstanding, $0.001 par value.

U.S. AUTO PARTS NETWORK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THIRTEEN WEEKS ENDED JUNE 28, 2014

Unless the context requires otherwise, as used in this report, the terms “U.S. Auto Parts,” the “Company,” “we,” “us” and “our” refer to U.S. Auto Parts Network, Inc. and its subsidiaries.

U.S. Auto Parts®, U.S. Auto Parts Network™, PartsTrain®, AutoMD®, AutoMD Insta-Quotes! ®, Kool-Vue™, JC Whitney®, and Stylintrucks™, amongst others, are our United States trademarks. All other trademarks and trade names appearing in this report are the property of their respective owners.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, In Thousands, Except Par and Liquidation Value)

	June 28, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,675	$818
Short-term investments	786	47
Accounts receivable, net of allowances of $295 and $213 at June 28, 2014 and December 28, 2013, respectively	3,731	5,029
Inventory	35,178	36,986
Other current assets	3,000	3,234

Total current assets	44,370	46,114
Property and equipment, net	17,936	19,663
Intangible assets, net	1,828	1,601
Other non-current assets	1,355	1,804

Total assets	$65,489	$69,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,784	$19,669
Accrued expenses	7,439	5,959
Revolving loan payable	0	6,774
Current portion of capital leases payable	256	269
Other current liabilities	4,180	3,682

Total current liabilities	33,659	36,353
Capital leases payable, net of current portion	9,387	9,502
Deferred income taxes	387	335
Other non-current liabilities	1,895	2,126

Total liabilities	45,328	48,316

Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; $1.45 per share liquidation value or aggregate of $6,017; 4,150 shares authorized; 4,150 shares issued and outstanding at June 28, 2014 and December 28, 2013	4	4
Common stock, $0.001 par value; 100,000 shares authorized; 33,506 and 33,352 shares issued and outstanding at June 28, 2014 and December 28, 2013, respectively	34	33
Additional paid-in-capital	170,111	168,693
Common stock dividend distributable	60	60
Accumulated other comprehensive income	420	446
Accumulated deficit	(150,468)	(148,370)

Total stockholders’ equity	20,161	20,866

Total liabilities and stockholders’ equity	$65,489	$69,182

See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$76,947	$67,889	$144,975	$133,294
Cost of sales (1)	56,527	48,876	103,854	94,543

Gross profit	20,420	19,013	41,121	38,751

Operating expenses:
Marketing	10,963	11,186	21,078	22,377
General and administrative	4,623	4,678	8,770	9,365
Fulfillment	5,383	4,991	10,095	10,372
Technology	1,264	1,316	2,412	2,831
Amortization of intangible assets	126	107	210	213
Impairment loss on property and equipment	0	4,832	0	4,832
Impairment loss on intangible assets	0	1,245	0	1,245

Total operating expenses	22,359	28,355	42,565	51,235

Loss from operations	(1,939)	(9,342)	(1,444)	(12,484)

Other income (expense):
Other income, net	18	72	15	79
Interest expense	(238)	(228)	(497)	(415)

Total other expense, net	(220)	(156)	(482)	(336)

Loss before income taxes	(2,159)	(9,498)	(1,926)	(12,820)
Income tax provision	21	69	53	90

Net loss	(2,180)	(9,567)	(1,979)	(12,910)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(12)	31	(4)	25
Net unrecognized losses on derivative instruments	(22)	0	(22)	0
Unrealized gains on investments	0	2	0	2

Total other comprehensive income (loss)	(34)	33	(26)	27

Comprehensive loss	$(2,214)	$(9,534)	$(2,005)	$(12,883)

Basic and diluted net loss per share	$(0.07)	$(0.29)	$(0.06)	$(0.40)
Shares used in computation of basic and diluted net loss per share	33,460	33,119	33,422	32,130

(1)	Excludes depreciation and amortization expense which is included in marketing, general and administrative and fulfillment expense as described in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations” below.

See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, In Thousands)

	Twenty-Six Weeks Ended
	June 28, 2014	June 29, 2013
Operating activities
Net loss	$(1,979)	$(12,910)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	4,620	7,264
Amortization of intangible assets	210	213
Impairment loss on property and equipment	0	4,832
Impairment loss on intangible assets	0	1,245
Deferred income taxes	51	90
Share-based compensation expense	1,005	750
Stock awards issued for non-employee director service	0	21
Amortization of deferred financing costs	41	41
Loss from disposition of assets	2	—
Changes in operating assets and liabilities:
Accounts receivable	1,298	2,087
Inventory	1,808	8,546
Other current assets	161	(323)
Other non-current assets	79	144
Accounts payable and accrued expenses	3,775	(10,783)
Other current liabilities	498	(771)
Other non-current liabilities	(161)	490

Net cash provided by operating activities	11,408	936

Investing activities
Additions to property and equipment	(3,036)	(4,815)
Proceeds from sale of property and equipment	6	—
Cash paid for intangible assets	(100)	—
Purchases of marketable securities and investments	(745)	—
Purchases of company-owned life insurance	0	(106)

Net cash used in investing activities	(3,875)	(4,921)

Financing activities
Borrowings from revolving loan payable	2,109	10,187
Payments made on revolving loan payable	(8,883)	(23,140)
Proceeds from sale leaseback transaction	0	9,584
Proceeds from issuance of Series A convertible preferred stock	0	6,017
Payment of issuance costs from Series A convertible preferred stock	0	(822)
Proceeds from issuance of common stock	0	2,235
Payment of issuance costs from common stock	0	(223)
Payments on capital leases	(128)	(62)
Proceeds from exercise of stock options	218	22

Net cash provided by (used in) financing activities	(6,684)	3,798

Effect of exchange rate changes on cash	8	8

Net change in cash and cash equivalents	857	(179)
Cash and cash equivalents, beginning of period	818	1,030

Cash and cash equivalents, end of period	$1,675	$851

Supplemental disclosure of non-cash investing and financing activities:
Accrued asset purchases	$518	$1,046
Unrealized gain on investments	0	2
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$20	$—
Cash paid during the period for interest	468	367

See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In Thousands, Except Per Share Data)

Note 1 – Summary of Significant Accounting Policies and Nature of Operations

U.S. Auto Parts Network, Inc. (including its subsidiaries) is a distributor of aftermarket auto parts and accessories and was established in 1995. The Company entered the e-commerce sector by launching its first website in 2000 and currently derives the majority of its revenues from online sales channels. The Company sells its products to individual consumers through a network of websites and online marketplaces. Our flagship websites are located at www.autopartswarehouse.com , www.jcwhitney.com , www.AutoMD.com and our corporate website is located at www.usautoparts.net. References to the “Company,” “we,” “us,” or “our” refer to U.S. Auto Parts Network, Inc. and its consolidated subsidiaries.

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

The Company is a Delaware C corporation and is headquartered in Carson, California. The Company has employees located in the United States of America (or the “United States”), and in the Philippines.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of June 28, 2014 and the consolidated results of operations for the thirteen and twenty-six weeks ended June 28, 2014 and June 29, 2013, and cash flows for the twenty-six weeks ended June 28, 2014 and June 29, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company’s results of operations for the thirteen and twenty-six weeks ended June 28, 2014 are not necessarily indicative of those to be expected for the entire fiscal year. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 28, 2013, which was filed with the SEC on March 12, 2014. We refer to our fiscal year ending January 3, 2015 as fiscal year 2014 and our fiscal year ended December 28, 2013 as fiscal year 2013.

During the thirteen and twenty-six weeks ended June 28, 2014, the Company incurred a net loss of $2,180 and $1,979, respectively, compared to a net loss of $9,567 and $12,910 during the thirteen and twenty-six weeks ended June 28, 2013, respectively. Additionally, revenues increased to $76,947 in the second quarter of 2014 from $67,889 in the second quarter of 2013. The second quarter loss was preceded by losses in both fiscal year 2013 and 2012 as the Company incurred net losses of $15,634 and $35,978, respectively. Based on our current operating plan, we expect to finish fiscal year 2014 with a substantially reduced net loss compared to the net loss for fiscal year 2013. As a result, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months. Should our results not meet our current operating plan and should revenues decline in 2014, it could negatively impact our liquidity as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or debt financing in the future. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If revenues and gross profit were to decline during fiscal 2014 and the net loss continues for longer than we expect because our strategies to return to sustained positive sales growth and profitability are not successful, and if we are not able to raise adequate additional financing or proceeds from additional asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations.

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

Fair Value of Financial Instruments

Financial instruments that are not measured at fair value include accounts receivable, accounts payable and debt. Refer to “Note 3 – Fair Value Measurements” for additional fair value information. The Company’s revolving loan payable (see “Note 6 –Borrowings”) is categorized in Level 2 of the fair value hierarchy, as the estimated value would be based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same or similar terms. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value at June 28, 2014 and December 28, 2013 due to their short-term maturities. Investments and derivative financial instruments are carried at fair value, as discussed below. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of our revolving loan payable, classified as current liability in our consolidated balance sheet, approximates its carrying amount because the interest rate is variable.

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

Investments

Investments were comprised of closed-end funds primarily invested in mutual funds that hold government bonds, stock and short-term money market funds. Mutual funds are classified as short-term investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.

Other-Than-Temporary Impairment

All of the Company’s investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. No other-than-temporary impairment charges were recorded on any investments during the twenty-six week periods ended June 28, 2014 and June 29, 2013.

Derivative Financial Instruments

Cash flow hedges are hedges that use derivatives to partially offset the variability of future cash flows. The Company hedges a portion of its forecasted foreign currency exposure associated with operating expenses incurred in the Philippines, typically for up to 12 months. The Company records all derivatives on the consolidated balance sheet at fair value. The Company’s accounting treatment of these instruments is based on whether the instruments are designated as hedge or non-hedge instruments. For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portions of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income in shareholders’ equity and reclassified into income in the same period or periods during which the hedged transaction affects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. The Company did not have any non-hedge instruments as of June 28, 2014 or December 28, 2013. Refer to “Note 3 – Fair Value Measurements” for additional fair value information.

At June 28, 2014, the Company had $22 recorded in accumulated other comprehensive loss related to derivatives which were designated as hedging instruments. The Company reclassified $7 of net losses from accumulated other comprehensive loss to operating expense during the thirteen weeks ended June 28, 2014. There was no ineffective portion recognized for the thirteen weeks ended June 28, 2014. The Company expects to reclassify $22 of net losses from accumulated other comprehensive loss to operating expense over the next twelve months. The notional value at June 28, 2014 was $3,520. The Company did not hedge foreign currency exposure prior to the thirteen weeks ended June 28, 2014.

Inventory

Inventories consist of finished goods available-for-sale and are stated at the lower of cost or market value, determined using the first-in first-out (“FIFO”) method. The Company purchases inventory from suppliers both domestically and internationally, and routinely enters into supply agreements with U.S.–based suppliers and its primary drop-ship vendors. The Company believes that its products are generally available from more than one supplier and seeks to maintain multiple sources for its products, both internationally and domestically. The Company primarily purchases products in bulk quantities to take advantage of quantity discounts and to ensure inventory availability. Inventory is reported at the lower of cost or market, adjusted for slow moving, or scrap product. The Company’s inventory, primarily hard parts, maintenance items, and accessories, are used on vehicles that have rather long lives; and therefore, the risk of obsolescence is minimal. Inventory at June 28, 2014 and December 28, 2013 was $35,178 and $36,986, respectively, which included items in-transit to our warehouses, in the amount of $8,873 and $6,750, respectively.

Website and Software Development Costs

The Company capitalizes certain costs associated with website and software developed for internal use according to ASC 350-50 Intangibles – Goodwill and Other – Website Development Costs and ASC 350-40 Intangibles – Goodwill and Other – Internal-Use Software, when both the preliminary project design and testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website and software development such as payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use software project. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. These amounts are amortized on a straight-line basis over two years once the software is placed into service.

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

Warranty Costs

The Company or the vendors supplying its products provide the Company’s customers limited warranties on certain products that range from 30 days to lifetime. In most cases, the Company’s vendors are the party primarily responsible for warranty claims. Standard product warranties sold separately by the Company are recorded as deferred revenue and recognized ratably over the life of the warranty, ranging from one to five years. The Company also offers extended warranties that are imbedded in the price of selected private label products we sell. The product brands that include the extended warranty coverage are offered at three different service levels: (a) a five year unlimited product replacement, (b) a five year one-time product replacement, and (c) a three year one-time product replacement. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on each product’s historical return rate and historical warranty cost. The standard and extended warranty obligations are recorded as warranty liabilities and included in other current liabilities in the Consolidated Balance Sheets. For the twenty-six weeks ended June 28, 2014 and June 29, 2013, the activity in our aggregate warranty liabilities was as follows (in thousands):

	June 28, 2014	June 29, 2013
Warranty liabilities, beginning of period	$297	$282
Adjustments to preexisting warranty liabilities	(84)	(79)
Additions to warranty liabilities	77	89
Reductions to warranty liabilities	(35)	(29)

Warranty liabilities, end of period	$255	$263

Marketing Expense

Marketing costs, including advertising, are expensed as incurred. The majority of advertising expense is paid to internet search engine service providers and internet commerce facilitators. For the thirteen weeks ended June 28, 2014 and June 29, 2013, the Company recognized advertising costs of $5,013 and $4,571, respectively. For the twenty-six weeks ended June 28, 2014 and June 29, 2013, the Company recognized advertising costs of $9,402 and $8,908, respectively. Marketing costs also include depreciation and amortization expense and share-based compensation expense.

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

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of June 28, 2014, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.

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

Comprehensive Income

The Company reports comprehensive income or loss in accordance with ASC 220 Comprehensive Income. Accumulated other comprehensive income or loss, included in the Company’s consolidated balance sheets, includes foreign currency translation adjustments related to the Company’s foreign operations, net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges, and unrealized holding gains and losses from available-for-sale investments. The Company presents the components of net loss and other comprehensive income or loss, in its consolidated statements of comprehensive operations.

Segment Data

The Company operates in two reportable segments. The criteria the Company uses to identify its operating segments are primarily the nature of the products the Company sells and the consolidated operating results that are regularly reviewed by the Company’s chief operating decision maker to assess performance and make operating decisions. The two reporting units we identified are the core auto parts business (“Base USAP”) and an online automotive repair source (“AutoMD”), in accordance with ASC 280 Segment Reporting (“ASC 280”).

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”) which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for fiscal years beginning after December 15, 2016. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has the effect of the standard on ongoing financial reporting been determined.

Note 2 – Investments

As of June 28, 2014, the Company held the following investments, recorded at fair value (in thousands):

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Mutual funds (1)	$786	$0	$0	$786

As of December 28, 2013, the Company held the following investments, recorded at fair value (in thousands):

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Mutual funds (1)	$40	$7	$0	$47

(1)	Mutual funds, consisting of government bonds, stocks and short-term money market funds,are classified as short-term investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.

Proceeds from the sale of available-for-sale securities are disclosed separately in the accompanying consolidated statements of cash flow. For the twenty-six weeks ended June 28, 2014 and June 29, 2013, there were no sales of available-for-sale securities.

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

Financial Assets and Liabilities Valued on a Recurring Basis

As of June 28, 2014 and December 28, 2013, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included cash and cash equivalents, derivative instruments and investments.

Cash, Cash Equivalents and Investments

The following table represents our fair value hierarchy and the valuation techniques used for cash and cash equivalents and investments (in thousands):

	As of June 28, 2014
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Cash and cash equivalents (1)	$1,675	$1,675	$—	$—	(a	)
Investments – mutual funds (2)	786	786	—	—	(a	)

	$2,461	$2461	$—	$—

	As of December 28, 2013
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Cash and cash equivalents (1)	$818	$818	$—	$—	(a	)
Investments – mutual funds (2)	47	47	—	—	(a	)

	$865	$865	$—	$—

(1)	Cash equivalents consist primarily of money market funds and short-term investments with original maturity dates of three months or less at the date of purchase, for which the Company determines fair value through quoted market prices.
(2)	Investments consist of mutual funds, classified as short-term investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined. These mutual funds invest in government bonds, stocks and short-term money market funds,

During the twenty-six weeks ended June 28, 2014 and June 29, 2013, there were no transfers into or out of Level 1 and Level 2 assets.

Derivative Financial Instruments

The following table represents our fair value hierarchy and the valuation techniques used for derivative financial instruments (in thousands):

	As of June 28, 2014
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Foreign exchange contracts (1)	$0	$0	$—	$—	(b	)
Liabilities:
Foreign exchange contracts(1)	$22	$0	$22	$—	(b	)

(1)	Foreign exchange contracts are valued using an income approach based on forward rates less the contract rate multiplied by the notional value.

During the thirteen weeks ended June 28, 2014, there were no transfers into or out of Level 1 and Level 2 assets or liabilities. The Company did not hold any derivative financial instruments prior to the thirteen weeks ended June 28, 2014.

Non-Financial Assets Valued on a Non-Recurring Basis

The Company’s long-lived assets, including intangible assets subject to amortization, are measured at fair value on a non-recurring basis. These assets are measured at cost but are written-down to fair value, if necessary, as a result of impairment. As of June 28, 2014, there were no indicators of potential impairment to the Company’s long-lived under the provisions of ASC 360, as such, they were not measured at fair value. If such non-financial assets had been measured at fair value, they would be categorized in Level 3 of the fair value hierarchy, as the Company would be required to develop its own assumptions and analysis to determine if such non-financial assets were impaired.

During the second quarter of 2013, the Company identified adverse events related to the Company’s overall financial performance, including the continued downward trend in the Company’s revenues and gross margin, and a sustained decline in the Company’s share price, that would more likely than not reduce the fair value of the Company’s long-lived assets below its carrying amount. The Company performed its impairment testing of long-lived assets, including intangible assets subject to amortization, in accordance with ASC 360 Property, Plant and Equipment. The Company used valuation techniques under the income approach, which converted future estimated cash flows to a single present amount based on current market expectations about those future amounts, using present value techniques. The fair value measurements are categorized as Level 3 of the fair value hierarchy, as the Company developed its own assumptions and analysis to determine if such assets were impaired. For the period ended June 29, 2013, total impairment loss was $6,077. The Company recorded impairment losses on internally developed software and intangible assets of $4,832 and $1,245, respectively. The carrying value of internally developed software and intangible assets was $5,975 and $1,769, respectively, as of June 29, 2013.

Note 4 – Property and Equipment, Net

The Company’s fixed assets are stated at cost less accumulated depreciation, amortization and impairment. Depreciation and amortization expense are provided for in amounts sufficient to relate the cost of depreciable and amortizable assets to operations over their estimated service lives. Depreciation and amortization expense for the thirteen weeks ended June 28, 2014 and June 29, 2013 was $2,252 and $3,626, respectively, including amortization expense of $119 and $79 for the thirteen weeks ended June 28, 2014 and June 29, 2013, respectively, for capital leased assets related to the LaSalle, Illinois facility (see sale-leaseback discussion below for details). Depreciation and amortization expense for the twenty-six weeks ended June 28, 2014 and June 29, 2013 was $4,620 and $7,264, respectively, including amortization expense of $238 and $79 for the twenty-six weeks ended June 28, 2014 and June 29, 2013, respectively, for capital leased assets related to the LaSalle, Illinois facility. The cost and related accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings.

The Company accounts for the impairment of property and equipment in accordance with ASC 360 – Property, Plant and Equipment (“ASC 360’). During the second quarter of 2013, the Company identified adverse events related to the Company’s overall financial performance, including accelerating downward trend in the Company’s revenues and gross margin, which indicated that the carrying amount of certain property and equipment may not be recoverable. Given the indicators of impairment, the Company utilized the royalty savings method in determining the fair values, using a discount rate of 14.5% and royalty rate of 1.0%. Based on its analysis, the Company recognized an impairment loss on internally developed software of $4,832. Subsequent to the second quarter of 2013, there have not been events or circumstances that have resulted in an assessment by management of any indicators of further impairment. However, any future decline in the fair value of an asset group could result in future impairments.

Property and equipment consisted of the following at June 28, 2014 and December 28, 2013 (in thousands):

	June 28, 2014	December 28, 2013
Land	$630	$630
Building	8,877	8,877
Machinery and equipment	12,442	12,163
Computer software (purchased and developed) and equipment	58,519	55,383
Vehicles	260	264
Leasehold improvements	1,778	1,767
Furniture and fixtures	1,097	1,057
Construction in process	1,470	2,066

	85,073	82,207
Less accumulated depreciation, amortization and impairment	(67,137)	(62,544)

Property and equipment, net	$17,936	$19,663

On April 17, 2013, the Company’s wholly-owned subsidiary, Whitney Automotive Group, Inc. (“WAG”) sold its facility in LaSalle, Illinois for $9,750 pursuant to a purchase and sale agreement dated April 17, 2013 between WAG and STORE Capital Acquisitions, LLC. The Company used the net proceeds of $9,507 from this sale to reduce its revolving loan payable. Under the terms of the purchase and sale agreement, concurrently with the execution of the purchase and sale agreement and the closing of the sale of the property, the Company entered into a lease agreement with STORE Master Funding III, LLC (“STORE”) whereby the Company leased back the property for the continued use as an office, retail and warehouse facility for storage, sale and distribution of automotive parts, accessories and related items for 20 years commencing upon the execution of the lease and terminating on April 30, 2033. The related assets represent the amounts included in land and building in the summary above. The Company’s initial base annual rent is $853 for the first year (“Base Rent Amount”), after which the rental amount will increase annually on May 1 by the lesser of 1.5% or 1.25 times the change in the Consumer Price Index as published by the U.S. Department of Labor’s Bureau of Labor Statistics, except that in no event will the adjusted annual rental amount fall below the Base Rent Amount. The Company was not required to pay any security deposit. Under the terms of the lease, the Company is required to pay all taxes and required maintenance related to the LaSalle property, maintain certain levels of insurance and indemnify STORE for losses incurred that are related to the Company’s use or occupancy of the property. The lease was accounted for as a capital lease and the $376 excess of the net proceeds over the net carrying amount of the property is amortized in interest expense on a straight-line basis over the lease term of 20 years. As of June 28, 2014, the gross carrying value, the accumulated depreciation and the net carrying value of all capital leased assets included in property and equipment were $9,507, $554 and $8,953, respectively.

Construction in process primarily relates to the Company’s internally developed software (refer to caption “Website and Software Development Costs” in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations”). Certain of the Company’s net property and equipment were located in the Philippines as of June 28, 2014 and December 28, 2013, in the amount of $349 and $508, respectively.

Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes, at rates based on the following estimated useful lives:

Years
Facility subject to capital lease	20
Machinery and equipment	2 - 5
Computer software (purchased and developed)	2 - 3
Computer equipment	2 - 5
Vehicles	3 - 5
Leasehold improvements*	3 - 5
Furniture and fixtures	3 - 7

*	The estimated useful life is the lesser of 3-5 years or the lease term.

Note 5 –Intangible Assets, Net

Intangible assets consisted of the following at June 28, 2014 and December 28, 2013 (in thousands):

		June 28, 2014			December 28, 2013
	Useful Life	Gross Carrying Amount	Accumulated Amort. and Impairment	Net Carrying Amount	Gross Carrying Amount	Accum. Amort. and Impairment	Net Carrying Amount
Intangible assets subject to amortization:
Product design intellectual property (1)	4 years	$2,750	$(1,972)	$778	$2,750	$(1,842)	$908
Patent license agreements	4 - 5 years	437	(42)	395	0	0	0
Domain and trade names	10 years	1,199	(544)	655	1,199	(506)	693

Total		$4,386	$(2,558)	$1,828	$3,949	$(2,348)	$1,601

(1)	During the second quarter of 2013, based on the impairment analysis, the Company changed its estimated useful life for product design and intellectual property from 9 years to 4 years.

Intangible assets are amortized on a straight-line basis. Amortization expense relating to intangible assets for the thirteen weeks ended June 28, 2014 and June 29, 2013 was $126 and $107, respectively. Amortization expense relating to intangible assets for the twenty-six weeks ended June 28, 2014 and June 29, 2013 was $210 and $213, respectively.

The following table summarizes the future estimated annual amortization expense for these assets over the next five years (in thousands):

2014	$213
2015	425
2016	425
2017	295
2018	162
Thereafter	308

Total	$1,828

Note 6 – Borrowings

In April 2012, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A. (“JPMorgan”), as sole lender and administrative agent entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving commitment in an aggregate principal amount of up to $40,000 (the “Credit Facility”), which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. In August 2013, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan entered into a third amendment to the Credit Agreement (“Third Amended Credit Agreement”) amending the Credit Agreement to, among other things, reduce the revolving commitment to $20,000 and, upon satisfaction of certain conditions, provide that the Company has the right to increase the revolving commitment up to $40,000. The Credit Facility matures on April 26, 2017. At June 28, 2014, our outstanding revolving loan balance was $0. The customary events of default under the Credit Facility (discussed below) include certain subjective acceleration clauses, which management has determined the likelihood of such acceleration is more than remote, considering the recurring losses experienced by the Company, therefore a current classification of our revolving loan payable was required.

On August 4, 2014, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan entered into a fourth amendment to the Credit Agreement (“Fourth Amended Credit Agreement”) amending the Credit Agreement to, among other things, amend certain definitions to allow for additional add-backs to adjusted EBITDA for fiscal quarters ended June 28, 2014 and September 27, 2014.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.50%, or (b) an “alternate base rate” minus an applicable margin of 0.50%. Each applicable margin as set forth in the prior sentence is subject to increase or decrease by 0.25% per annum based upon the Company’s fixed charge coverage ratio. At June 28, 2014, the Company’s LIBOR based interest rate was 1.94% (on $0 principal) and the Company’s prime based rate was 3.0% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.20% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than $6,000, as defined. The dominion period will continue until, during the preceding 60 consecutive days, no event of default existed and, excess availability has to be greater than $7,000 at all times. The Company’s excess availability was $13,912 at June 28, 2014. As of the date hereof, the cash dominion period has not been in effect; accordingly no principal payments are currently due.

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

Under the Credit Agreement, the Company is not required to maintain a minimum fixed charge coverage ratio, unless excess availability is less than $6,000, as defined, whereby a ratio of 1.0 to 1.0 will be required. Events of default under the Credit Agreement include: failure to timely make payments due under the Credit Agreement; material misrepresentations or misstatements under the Credit Agreement and other related agreements; failure to comply with covenants under the Credit Agreement and other related agreements; certain defaults in respect of other material indebtedness; insolvency or other related events; certain defaulted judgments; certain ERISA-related events; certain security interests or liens under the loan documents cease to be, or are challenged by the Company or any of its subsidiaries as not being, in full force and effect; any loan document or any material provision of the same ceases to be in full force and effect; and certain criminal indictments or convictions of any Loan Party. As of June 28, 2014, the Company was in compliance with all covenants under the Credit Agreement.

As of June 28, 2014, the Company had total capital leases payable of $9,643. The present value of the net minimum payments on capital leases as of June 28, 2014 is as follows (in thousands):

Total minimum lease payments	$18,988
Less amount representing interest	(9,345)

Present value of net minimum lease payments	9,643
Current portion of capital leases payable	(256)

Capital leases payable, net of current portion	$9,387

Note 7 – Stockholders’ Equity and Share-Based Compensation

Common Stock

The Company has 100,000,000 shares of common stock authorized. We have never paid cash dividends on our common stock. The following issuances of common stock were made during the twenty-six weeks ended June 28, 2014:

•	The Company issued 111 shares of common stock from option exercises under its various share-based compensation plans, as discussed below.

•	The Company issued 24 shares of common stock in payment of the quarterly dividend on the Series A Preferred on the dividend payment date of December 31, 2013 in the aggregate amount of $60.

•	The Company issued 19 shares of common stock in payment of the quarterly dividend on the Series A Preferred on the dividend payment date of March 31, 2014 in the aggregate amount of $59.

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

Each share of Series A Preferred is convertible into shares of our common stock at the initial conversion price of $1.45 per share or one share of common stock for each share of Series A Preferred. The conversion price will be adjusted for certain non-price based events, such as dividends and distributions on the common stock, stock splits, combinations, recapitalizations, reclassifications, mergers, or consolidations. If not previously converted by the holder, the Series A Preferred will automatically convert to common stock if the volume weighted average price for the Common Stock for any 30 consecutive trading days is equal to or exceeds $4.35 per share. The shares that would be issued if the contingently convertible Series A Preferred were converted are excluded in the calculation of diluted earnings per share due to the Company’s net loss position for the twenty-six weeks ended June 28, 2014 (refer to “Note 8 – Net Loss Per Share” for anti-dilutive securities).

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

Dividends on the Series A Preferred are payable quarterly at a rate of $0.058 per share per annum in cash, in shares of common stock or in any combination of cash and common stock as determined by the Company’s Board of Directors. Certain conditions are required to be satisfied in order for the Company to pay dividends on the Series A Preferred in shares of common stock, including (i) the common stock being registered pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934, as amended, (ii) the common stock being issued having been approved for listing on a trading market and (iii) the common stock being issued either being covered by an effective registration statement or being freely tradable without restriction under Rule 144 (subject to certain exceptions). The Series A Preferred shall each be entitled to one vote per share for each share of common stock issuable upon conversion thereof (excluding from any such calculation any dividends accrued on such shares) and shall vote together with the holders of common stock as a single class on any matter on which the holders of common stock are entitled to vote. In addition, the Company must obtain the consent of holders of at least a majority of the then outstanding Series A Preferred in connection with (a) any amendment, alteration or repeal of any provision of the certificate of incorporation or bylaws of the Company as to adversely affect the preferences, rights or voting power of the Series A Preferred, or (b) the creation, authorization or issuance of any additional Series A Preferred or any other class or series of capital stock of the Company ranking senior to or on parity with the Series A Preferred or any security convertible into, or exchangeable or exercisable for Series A Preferred or any other class or series of capital stock of the Company ranking senior to or on parity with the Series A Preferred. Concurrent with the Company’s issuance of Series A Preferred, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan entered into a Second Amended Credit Agreement to allow the Company to pay cash dividends on the Series A Preferred in an aggregate amount of up to $400 per year and pay cash in lieu of issuing fractional shares upon conversion of or in payment of dividends on the Series A Preferred (refer to “Note 6 – Borrowings” of our Notes to Consolidated Financial Statements for additional details). As of June 28, 2014, we had recorded a common stock dividend distributable on the Series A Preferred of $60. The Company issued 16 shares of common stock in payment of the quarterly dividend on the Series A Preferred on the dividend payment date of June 30, 2014. As of December 28, 2013, we had recorded a common stock dividend distributable on the Series A Preferred of $60. The Company issued 24 shares of common stock in payment of the quarterly dividend on the Series A Preferred on the dividend payment date of December 31, 2013. Refer to “Note 6 – Borrowings” of our Notes to Consolidated Financial Statements for additional details.

Share-Based Compensation Plan Information

The Company adopted the 2007 Omnibus Incentive Plan (the “2007 Omnibus Plan”) in January 2007, which became effective on February 8, 2007, the effective date of the registration statement filed in connection with the Company’s initial public offering. Under the 2007 Omnibus Plan, the Company was previously authorized to issue 2,400 shares of common stock, under various instruments to eligible employees and non-employees of the Company, plus an automatic annual increase on the first day of each of the Company’s fiscal years beginning on January 1, 2008 and ending on January 1, 2017 equal to (i) the lesser of (A) 1,500 shares of common stock or (B) five percent (5%) of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock as determined by the Company’s Board of Directors. Options granted under the 2007 Omnibus Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must be equal to 100% of the fair market value on the date of grant. The 2007 Omnibus Plan also provides for automatic grant of options to purchase common stock and common stock awards to non-employee directors. As of June 28, 2014, 957 shares were available for future grants under the 2007 Omnibus Plan. Since the restricted stock units (“RSUs”) were granted under the 2007 Omnibus Plan, such RSUs granted have been deducted from the overall pool of equity instruments available under the 2007 Omnibus Plan. For further detail, see Restricted Stock Unit discussion below.

The Company adopted the 2007 New Employee Incentive Plan (the “2007 New Employee Plan”) in October 2007. Under the 2007 New Employee Plan, the Company is authorized to issue 2,000 shares of common stock under various instruments solely to new employees. Options granted under the 2007 New Employee Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must not be less than 100% of the fair market value on the date of grant. As of June 28, 2014, 1,552 shares were available for future grants under the 2007 New Employee Plan.

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

The following table summarizes the Company’s stock option activity for the twenty-six weeks ended June 28, 2014, and details regarding the options outstanding and exercisable at June 28, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Options outstanding, December 28, 2013	5,320	$2.97
Granted	815	$2.29
Exercised	(109)	$2.00
Expired	(92)	$4.68
Forfeited	(98)	$1.72

Options outstanding, June 28, 2014	5,836	$2.88	6.79	$7,681
Vested and expected to vest at June 28, 2014	4,991	$3.06	6.35	$6,121
Options exercisable, June 28, 2014	3,050	$3.79	4.50	$2,642

(1)	These amounts represent the difference between the exercise price and the closing price of U.S. Auto Parts Network, Inc. stock on June 28, 2014 as reported on the NASDAQ National Market, for all options outstanding that have an exercise price currently below the closing price.

The weighted-average fair value of options granted during the twenty-six weeks ended June 28, 2014 and June 29, 2013 was $1.33 and $0.80, respectively. The intrinsic value of stock options at the date of the exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During the twenty-six weeks ended June 28, 2014 and June 29, 2013, the total intrinsic value of the exercised options was $126 and $4, respectively. The Company had $2,109 of unrecognized share-based compensation expense related to stock options outstanding as of June 28, 2014, which expense is expected to be recognized over a weighted-average period of 3.16 years.

Restricted Stock Units

On February 14, 2014 and April 3, 2014, we granted 699 and 310 RSUs, respectively, to certain employees of the Company. The RSUs were granted under the 2007 Omnibus Plan, and reduced the pool of equity instruments available under that plan.

Of the 1,009 RSU’s, 732 are time-based, which vest upon the completion of a pre-defined period of employment, ranging from one- to- two years. The remaining 277 RSUs are performance-based RSUs, the number of which that vest, if any, will be determined upon the achievement of certain pre-defined financial goals in fiscal year 2014. All awards are subject to the employee’s continued employment through applicable vesting dates. Some awards granted to certain executives may vest on an accelerated basis in part or in full upon the occurrence of certain events. The RSUs are accounted for as equity awards and are measured at fair value based upon the grant date price of our common stock. The closing price of our common stock on February 14, 2014 and April 3, 2014, the date of each grant, was $2.03 and $2.93 per share, respectively. Compensation expense is recognized on a straight-line basis over the requisite service period of one-to-two years. Compensation expense for performance-based awards is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. As of June 28, 2014, the Company believes that it is probable that the performance criteria will be met.

For the thirteen and twenty-six weeks ended June 28, 2014, we recorded compensation expense of $388 and $545, respectively. As of June 28, 2014, there was unrecognized compensation expense of $1,674 related to unvested RSUs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.1 years.

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

Warrants

As of June 28, 2014, warrants to purchase 50 shares of common stock were outstanding and exercisable, 30 of which have an exercise price of $2.14 per share and expire on May 5, 2016, and 20 of which have an exercise price of $8.32 per share and expire on April 27, 2017. The warrants were issued in connection with the financial advisory services provided by a consultant to the Company. All warrants became fully vested in fiscal year 2012, and no warrants were exercised during the twenty-six weeks ended June 28, 2014. The aggregate intrinsic value of outstanding and exercisable warrants was $46 as of June 28, 2014, which was calculated as the difference between the exercise price of underlying awards and the closing price of the Company’s common stock for warrants that were in-the-money.

Share-Based Compensation Expense

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for each of the periods ended:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Expected life	5.37 years	5.73 years	5.30 – 5.37 years	5.73 years
Risk-free interest rate	1.5% – 1.8%	1.7%	1.5% – 1.8%	1.0% – 1.7%
Expected volatility	65%	73%	65% – 68%	72% – 73%
Expected dividend yield	0%	0%	0%	0%

Share-based compensation from options, warrants and stock awards, is included in our consolidated statements of comprehensive operations, as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Marketing expense	$136	$69	$217	$153
General and administrative expense	390	220	628	502
Fulfillment expense	60	25	98	56
Technology expense	43	27	62	39

Total share-based compensation expense	$629	$341	$1,005	$750

The share-based compensation expense is net of amounts capitalized to internally-developed software of $37 and $68 during the thirteen weeks ended June 28, 2014 and June 29, 2013, respectively, and $77 and $149 during the twenty-six weeks ended June 28, 2014 and June 29, 2013, respectively.

Under ASC 718, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures significantly differ from those estimates. The Company’s estimated forfeiture rates are calculated based on actual historical forfeitures experienced under our equity plans. The Company’s forfeiture rates were 16% to 34% for the twenty-six weeks ended June 28, 2014 and June 29, 2013, respectively.

Note 8 – Net Loss Per Share

Net loss per share has been computed in accordance with ASC 260 Earnings per Share. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net loss per share:
Numerator:
Net loss	$(2,180)	$(9,567)	$(1,979)	$(12,910)
Dividends on Series A Convertible Preferred Stock	60	64	119	64

Net loss available to common shares	$(2,240)	$(9,631)	$(2,098)	$(12,974)

Denominator:
Weighted-average common shares outstanding (basic)	33,460	33,119	33,422	32,130
Common equivalent shares from common stock options and warrants	0	—	0	—

Weighted-average common shares outstanding (diluted)	33,460	33,119	33,422	32,130

Basic and diluted net loss per share	$(0.07)	$(0.29)	$(0.06)	$(0.40)

The weighted-average anti-dilutive securities, which are excluded from the calculation of diluted earnings per share due to the Company’s net loss position for the periods then ended (including securities that would otherwise be excluded from the calculation of diluted earnings per share due to the Company’s stock price), are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Common stock warrants	50	50	50	50
Series A Convertible Preferred Stock	4,150	4,140	4,150	1,076
Restricted stock units	992	0	661	0
Options to purchase common stock	5,787	7,217	5,675	7,309

Total	10,979	11,407	10,536	8,435

Common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented.

Note 9 – Income Taxes

As discussed in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations”, the Company applies the current U.S. GAAP on accounting for uncertain tax positions, which prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has greater than 50 percent likelihood of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of June 28, 2014, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense. The Company does not anticipate a significant change to the amount of unrecognized tax benefits within the next twelve months.

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2009-2013 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2010-2013 remain open.

For the thirteen and twenty-six weeks ended June 28, 2014, the effective tax rate for the Company was (1.0)% and (2.8%) respectively. The Company’s effective tax rate for the thirteen and twenty-six weeks ended June 28, 2014 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses. For the thirteen and twenty-six weeks ended June 29, 2013, the effective tax rate for the Company was (0.7)% for each period. The Company’s effective tax rate for the thirteen and twenty-six weeks ended June 29, 2013 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses. The Company believes that it cannot represent that these funds will be indefinitely reinvested in the foreign jurisdictions but that such funds may be needed for general corporate purposes. As a result, the Company records a deferred tax liability for future withholding taxes which would be due if the funds are required to be repatriated. The Company intends to continue to pursue all reasonable means to increase its investment in the foreign jurisdictions as dictated by future growth in general business activities or as allowed by the foreign jurisdictions so as to avoid repatriating the funds and incurring the income withholding tax.

Note 10 – Commitments and Contingencies

Facilities Leases

The Company’s corporate headquarters are located in Carson, California. The Company’s corporate headquarters has an initial lease term of five years through October 2016, and optional renewals through January 2020. The Company also leased a warehouse in Carson, California, under a month to month agreement, which was permanently closed on July 29, 2014, as discussed in “Note 12 – Restructuring Costs”. The Company leases warehouse space in Chesapeake, Virginia under an agreement scheduled to expire in June 2016, renewable for an additional thirty six months through June 2019. The Company’s Philippines subsidiary leases office space under a sixty-three month agreement through May 2015, renewable for an additional sixty months through April 2020. As of the date hereof, the Company has not committed to any facilities lease renewals.

Facility rent expense for the thirteen weeks ended June 28, 2014 and June 29, 2013 was $612 and $569, respectively. The Company’s facility rent expense was inclusive of amounts charged from a related party during the thirteen weeks ended June 28, 2014 and June 29, 2013 of $237 and $94, respectively. Facility rent expense for the twenty-six weeks ended June 28, 2014 and June 29, 2013 was $1,075 and $1,174, respectively. The Company’s facility rent expense was inclusive of amounts charged from a related party in connection with the Company’s Carson Warehouse during the twenty-six weeks ended June 28, 2014 and June 29, 2013 of $331 and $187, respectively.

In April 2013, the Company entered into a sale lease-back agreement with STORE Master Funding III, LLC (“STORE”) whereby we leased back our facility located in LaSalle, Illinois for our continued use as an office, retail and warehouse facility for storage, sale and distribution of automotive parts, accessories and related items for 20 years commencing upon the execution of the lease and terminating in April 2033. The related assets for the sale lease-back land and building is represented by the amount included in leased facility in Note 4 – Property and Equipment, net above. The Company’s initial base annual rent is $853 for the first year (“Base Rent Amount”), after which the rental amount will increase annually on May 1 by the lesser of 1.5% or 1.25 times the change in the Consumer Price Index as published by the U.S. Department of Labor’s Bureau of Labor Statistics, except that in no event will the adjusted annual rental amount fall below the Base Rent Amount. We were not required to pay any security deposit. Under the terms of the lease, we are required to pay all taxes and any required maintenance on the property, maintain certain levels of insurance and indemnify STORE for losses incurred that are related to our use or occupancy of the property. The lease was accounted for as a capital lease and the $376 excess of the net proceeds over the net carrying amount of the property is amortized in interest expense on a straight-line basis over the lease term of 20 years. As of June 28, 2014, the net carrying value of all capital leased assets included in property and equipment was $8,953.

The following table summarizes the future minimum lease payments under non-cancellable operating leases as of June 28, 2014 (in thousands):

2014	$604
2015	1,143
2016	723

Total	$2,470

Capital lease commitments as of June 28, 2014 were as follows (in thousands):

Capital Lease Commitments
2014	$500
2015	1,010
2016	968
2017	909
2018	915
2019 onwards	14,686

Total minimum payments required	18.988
Less amount representing interest	(9,345)

Present value of minimum capital lease payments	$9,643

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

Note 11 – Employee Retirement Plan and Deferred Compensation Plan

Effective February 17, 2006, the Company adopted a 401(k) defined contribution retirement plan covering all full time employees who have completed one month of service. The Company may, at its sole discretion, match fifty cents per dollar up to 6% of each participating employee’s salary. The Company’s contributions vest in annual installments over three years. Discretionary contributions made by the Company totaled $68 and $77 for the thirteen weeks ended June 28, 2014 and June 29, 2013, respectively. Discretionary contributions made by the Company totaled $138 and $155 for the twenty-six weeks ended June 28, 2014 and June 29, 2013, respectively.

In January 2010, the Company adopted the U.S. Auto Parts Network, Inc. Management Deferred Compensation Plan (the “Deferred Compensation Plan”), for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 90% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by the Company through the purchase of Company-owned life insurance policies with the Company (employer) as the owner and beneficiary, in order to preserve the tax-deferred savings advantages of a non-qualified plan. The plan assets are the cash surrender value of the Company-owned life insurance policies and not associated with the deferred compensation liability. The deferred compensation liabilities (consisting of employer contributions, employee deferrals and associated earnings and losses) are general unsecured obligations of the Company. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company may at its discretion contribute certain amounts to eligible employee accounts. In January 2010, the Company began to contribute 50% of the first 2% of participants’ eligible contributions into their Deferred Compensation Plan accounts. In September 2010, the Company established and transferred its ownership to a rabbi trust to hold the Company-owned life insurance policies. As of June 28, 2014, the assets and associated liabilities of the Deferred Compensation Plan were $863 and $717, respectively, and are included in other non-current assets and other non-current liabilities, respectively, in our consolidated balance sheets. As of December 28, 2013, the assets and associated liabilities of the Deferred Compensation Plan were $876 and $838, respectively, and are included in other non-current assets and other non-current liabilities, respectively, in our consolidated balance sheets. For the thirteen weeks ended June 28, 2014, the associated liabilities mainly include the employee contributions of $34 and the Company contributions of $8. For the thirteen weeks ended June 29, 2013, the associated liabilities mainly include the employee contributions of $43 and the Company contributions of $12. For the thirteen weeks ended June 28, 2014 and June 29, 2013, included in other income, net, the Company recorded a net loss of $13 and $6, respectively, for the change in the cash surrender value of the Company-owned life insurance policies. For the twenty-six weeks ended June 28, 2014 and June 29, 2013, included in other income, net, the Company recorded a loss of $13 and a gain of $24, respectively, for the change in the cash surrender value of the Company-owned life insurance policies.

Note 12 – Restructuring Costs

Fiscal 2014

On June 25, 2014, the Company committed to a plan to permanently close its distribution facility located in Carson, California (the “Carson Distribution Facility”) on or around July 25, 2014. The Company will consolidate the Carson Distribution Facility’s distribution and warehousing operations into the Company’s existing distribution facilities located in LaSalle, Illinois and Chesapeake, Virginia. This consolidation was part of the Company’s continued efforts for simplification and improved efficiencies. The closure of the Carson Distribution Facility resulted in a head count reduction of approximately 77 employees.

The following table summarizes the charges related to the restructure recognized during the thirteen weeks ended June 28, 2014 (in thousands):

June 28, 2014
Employee severance	$552
Accounts receivable allowance	73

Total restructuring costs	$625

The Severance costs were included in fulfillment expense and were also included in accrued liabilities and are expected to be paid during the third quarter of fiscal 2014.

Substantially all of the unsold inventory in the Carson warehouse on the date of closure will be moved to the remaining two warehouses. A charge for $130 was taken for inventory that was not deemed economical to transfer. Additionally, due to expected future capacity constraints, the Company reduced the sales price of certain inventory resulting in a charge of $348. The aggregate charge of $478, was recorded to cost of sales. The cost to move inventory will occur during the third quarter of 2014. Those costs are estimated to be approximately $405 and will be expensed as they are incurred.

During the third quarter, the Company will incur additional restructuring charges to remove certain fixed assets from the Carson Distributions Facility and ship them to the LaSalle warehouse of approximately $89 as well as incur miscellaneous clean-up and warehouse repair costs of approximately $50. Such costs will be expensed as incurred. The timing and costs of the consolidation plan may vary from the Company’s current estimates based on many factors. The Company may incur other charges not currently anticipated due to events that may occur as a result of, or associated with, the consolidation plan and related activities. All restructuring costs incurred in connection with the closure of the Carson Distribution Facility are included in the Base USAP reportable segment.

Fiscal 2013

As part of the Company’s initiatives to reduce labor costs and improve operating efficiencies in response to the challenges in the marketplace and general market conditions, we reduced our workforce in the first quarter and second quarter of 2013. We laid off 13 employees in the United States and 163 employees in the Philippines reducing our workforce by a total of 176 employees in the first quarter of 2013 and 15 employees in the second quarter of 2013. For the thirteen weeks ended June 29, 2013, the severance charges of approximately $225 were recorded in marketing expense, general and administrative expense, fulfillment expense and technology expense for $140, $15, $17 and $53, respectively. For the twenty-six weeks ended June 29, 2013, severance charges of approximately $723 were recorded in marketing expense, general and administrative expense, fulfillment expense and technology expense for $394, $109, $58 and $162, respectively.

Note 13 – Segment information

As described in Note 1 above, the Company operates in two reportable segments identified as Base USAP, which is the core auto parts business, and AutoMD, an online automotive repair source. Summarized segment information for our continuing operations from the two reportable segments for the periods presented is as follows (in thousands):

	Base USAP	AutoMD	Consolidated
Thirteen weeks ended June 28, 2014
Net sales	$76,883	$64	$76,947
Gross profit	20,356	64	20,420
Operating costs (1)	21,734	625	22,359
Loss from operations	(1,378)	(561)	(1,939)
Total assets, net of accumulated depreciation	63,838	1,651	65,489
Thirteen weeks ended June 29, 2013
Net sales	$67,797	$92	$67,889
Gross profit	18,921	92	19,013
Operating costs (1)	27,714	641	28,355
Loss from operations	(8,793)	(549)	(9,342)
Twenty-six weeks ended June 28, 2014
Net sales	$144,832	$143	$144,975
Gross profit	40,978	143	41,121
Operating costs (1)	41,380	1,185	42,565
Loss from operations	(402)	(1,042)	(1,444)
Total assets, net of accumulated depreciation	63,838	1,651	65,489
Twenty-six weeks ended June 29, 2013
Net sales	$133,202	$92	$133,294
Gross profit	38,659	92	38,751
Operating costs (1)	50,593	642	51,235
Loss from operations	(11,934)	(550)	(12,484)
Fifty-two weeks as of December 28, 2013
Total assets, net of accumulated depreciation	$67,039	$2,143	$69,182

(1)	Operating costs for AutoMD primarily consist of depreciation on fixed assets.

Note 14 – Subsequent Events

On August 4, 2014, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan entered into a Fourth Amended Credit Agreement amending the Credit Agreement to, among other things, amend certain definitions to allow for additional add-backs to adjusted EBITDA for fiscal quarters ended June 28, 2014 and September 27, 2014.

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

Acquisitions . From time to time, we have acquired and may in the future acquire businesses, websites, domain names, or other assets. We have no plans to pursue any acquisition opportunities in the near future. Our Credit Agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) currently restricts our ability to enter into any acquisitions without prior permission from JPMorgan.

To understand revenue generation through our network of e-commerce websites and online market places, we monitor several key business metrics, including the following:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Unique Visitors (millions) [1]	30.8	35.1	61.1	71.8
E-commerce Orders (thousands)	541	523	1,029	1,052
Online Marketplace Orders (thousands)	291	187	555	354
Total Online Orders (thousands)	832	710	1,584	1,406
E-commerce Average Order Value	$113	$114	$110	$111
Online Marketplace Average Order Value	$64	$69	$65	$69
Total Online Average Order Value	$96	$102	$94	$101
Revenue Capture[1]	85.6%	83.2%	85.3%	82.7%
Conversion[1]	1.76%	1.49%	1.69%	1.46%

1	Excludes online marketplaces and media properties (e.g. AutoMD).

Unique Visitors: A unique visitor to a particular website represents a user with a distinct IP address that visits that particular website. We define the total number of unique visitors in a given month as the sum of unique visitors to each of our websites during that month. We measure unique visitors to understand the volume of traffic to our websites and to track the effectiveness of our online marketing efforts. The number of unique visitors has historically varied based on a number of factors, including our marketing activities and seasonality. Included in the unique visitors are mobile device based customers, who are becoming an increasing part of our business. Shifting consumer behavior and technology enhancements indicates that customers are becoming more inclined to purchase auto parts through their mobile devices. User sophistication and technological advances have increased consumer expectations around the user experience on mobile devices, including speed of response, functionality, product availability, security, and ease of use. We believe enhancements to online solutions specifically catering to mobile based shopping can result in an increase in the number of orders and revenues. We believe an increase in unique visitors to our websites can result in an increase in the number of orders. We seek to increase the number of unique visitors to our websites by attracting repeat customers and improving search engine marketing and other internet marketing activities. During the second quarter of 2014, our unique visitors reduced by 12.3% compared to the second quarter of 2013. Excluding the impact of discontinued websites, our unique visitors reduced by 0.6 million compared to the second quarter of 2013. We expect the total number of unique visitors to marginally improve during the second half of 2014, as we continue to address the challenges we are experiencing from changes search engines have made to the formulas, or algorithms, that they use to optimize their search results, as described in further detail under “Executive Summary” below.

Total Number of Orders: We monitor the total number of orders as an indicator of future revenue trends. Total orders were up by 17.2% in the second quarter of 2014 compared to the second quarter of 2013, with e-commerce and online marketplace orders improving by 3.4% and 55.6%, respectively. E-commerce orders improved through an increased conversion rate of our visitors to customers. The increase in online marketplace orders was primarily due to competitive pricing strategies. We expect the total number of orders to marginally improve throughout 2014 when compared to 2013. We recognize revenue associated with an order when the products have been delivered, consistent with our revenue recognition policy.

Average Order Value: Average order value represents our net sales on a placed orders basis for a given period of time divided by the total number of orders recorded during the same period of time. Average order value decreased by 5.9% in the second quarter of 2014, compared to the second quarter of 2013, with e-commerce and online marketplace orders decreasing by 0.9% and 7.2%, respectively. We expect this trend to continue in 2014 primarily due to increased competition, as described in further detail under “Executive Summary” below. We seek to increase the average order value as a means of increasing net sales. Average order values vary depending upon a number of factors, including the components of our product offering, the pricing, discounts offered, the order volume in certain online sales channels, macro-economic conditions, and the competition online.

Revenue Capture: Revenue capture is the amount of actual dollars retained after taking into consideration returns, credit card declines and product fulfillment. During the second quarter of 2014, our revenue capture increased by 2.9% to 85.6% compared to 83.2% in the second quarter of 2013. The increase in revenue capture was due to lower returns and credit card declines and improved product fulfillment in the second quarter of 2014 compared to the second quarter of 2013. We expect our revenue capture level to remain approximately the same in 2014 as we continue to improve our customers’ purchase experience.

Conversion: Conversion is the number of orders as a rate to the total number of unique visitors. This rate indicates how well we convert a visitor to a customer sales order. During the second quarter of 2014, our conversion improved by 14.6% to 1.76% compared to 1.49% in the second quarter of 2013.

Executive Summary

For the second quarter of 2014, the Company generated net sales of $76.9 million, compared with $67.9 million for the second quarter of 2013, representing an increase of 13.3%. Net loss for the second quarter of 2014 was $2.2 million, or $0.07 per share. This compares to a net loss of $9.6 million, or $0.29 per share, for the second quarter of 2013. We generated net income before interest expense, net, income tax provision, depreciation and amortization expense, amortization of intangible assets, plus share-based compensation expense, impairment losses and restructuring costs (“Adjusted EBITDA”) of $2.2 million in the second quarter of 2014 compared to $1.1 million in the second quarter of 2013. Adjusted EBITDA is presented because such measure is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income, as an indicator of the Company’s operating performance, or as an alternative to cash flows, as measures of the Company’s overall liquidity, as presented in the Company’s consolidated financial statements. Further, the Adjusted EBITDA measure shown for the Company may not be comparable to similarly titled measures used by other companies. Refer to the table presented below for reconciliation of net loss to Adjusted EBITDA.

Total sales increased in the second quarter of 2014 compared to the same period in 2013 primarily due to our online sales. Net sales increased to $76.9 million for Q2 2014 compared to $67.9 million for Q2 2013. Our Q2 2014 net sales consisted of online sales, representing 91.3% of the total (compared to 91.0% in Q2 2013), and offline sales, representing 8.7% of the total (compared to 9.0% in Q2 2013). The net sales increase was due to an increase of $8.4 million, or 13.6%, in online sales and by a $0.6 million, or 9.8%, increase in offline sales. The $8.4 million increase in online sales was primarily driven by a $11.2 million, or 19.3%, increase from continuing online sales channels offset by a reduction in online sales from websites we discontinued of $2.7 million. The continuing online sales channels growth is the result of a $5.7 million or 12.1% increase in our continuing e-commerce sales channels and a $5.5 million or 48.9% increase in our online marketplaces. The $11.2 million increase in our continuing e-commerce sales channels was driven by a 14.6% increase in conversion and partially offset by a 12.3% decrease in traffic and 0.9% decline in average order value. The discontinued websites resulted in a 2.5 million reduction in unique visitors in Q2 2014 compared with Q2 2013. Our offline sales for the second quarter of 2014 increased by $0.6 million, or 9.8%, to $6.7 million compared to the second quarter of 2013. Going forward we anticipate the closure of the Carson Distribution Facility will have a negative impact on offline sales as we adjust to operating in Southern California without a warehouse. We estimate sales could drop by between $2.8 to $3.8 million during the second half of 2014. For additional details related to the Carson Distribution Facility closure, refer to “Note 12-Restructuring Costs” of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of this report.

Prior to the first quarter of fiscal 2014, year-over-year quarterly revenue declined for six consecutive quarters beginning in the third quarter of 2012. The highest decline occurred during the first quarter of 2013 (25%) as compared to the first quarter of 2012, and the least in the fourth quarter of 2013 compared to the fourth quarter of 2012 (5%). The table below presents quarterly revenues (in thousands) and the change in quarterly year-over-year revenues.

Thirteen weeks ended	Net Sales	Year over year quarterly sales Thirteen weeks ended	Net sales	% increase (decline)
Mar. 30, 2013	$65,405	Mar. 31, 2012	$87,436	(25.2)%
Jun. 29, 2013	$67,889	Jun. 30, 2012	$80,719	(15.9)%
Sept. 28, 2013	$61,724	Sep. 29, 2012	$73,014	(15.5)%
Dec. 28, 2013	$59,735	Dec. 29, 2012	$62,848	(5.0)%
Mar. 29, 2014	$68,028	Mar, 30, 2013	$65,405	4.0%
Jun.. 28, 2014	$76,947	Jun. 29, 2013	$67,889	13.3%

Like most e-commerce retailers, our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. Historically, marketing through search engines provided the most efficient opportunity to reach millions of on-line auto part buyers. We are included in search results through paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our websites. Since 2013, we have decreased the amount we spent on paid search listings, as we have determined that it does not generate a sufficient amount of revenues to justify the expense. Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. We have had a history of success with our search engine marketing techniques, which gave our different websites preferred positions in search results. But search engines, like Google, revise their algorithms from time to time in an attempt to optimize their search results. Since 2011, Google has released changes to Google’s search results ranking algorithm aimed to lower the rank of certain sites and return other sites near the top of the search results based upon the quality of the particular site as determined by Google. Google made additional updates throughout fiscal year 2012 and 2013. We were negatively impacted by the changes in methodology for how Google displayed or selected our different websites for customer search results. This reduced our unique visitor count which adversely affected our financial results. Our unique visitor count decreased by 4.3 million, or 12.3%, for the second quarter of 2014 to 30.8 million unique visitors compared to 35.1 million unique visitors in the second quarter of 2013. We believe we were affected by these search engine algorithm changes due to the use of our product catalog across multiple websites. To address this issue we consolidated to a significantly smaller number of websites to ensure unique catalog content. As we are significantly dependent upon search engines for our website traffic, if we are unable to attract unique visitors, our business and results of operations will be harmed.

Barriers to entry in the automotive aftermarket industry are low, and current and new competitors can launch websites at a relatively low cost. We experienced significant competitive pressure from certain of our suppliers as they are now selling their products online. Since our suppliers have access to merchandise at very low costs, they were able to sell products at lower prices and maintain higher gross margins, thus our gross margin percentage was negatively impacted by the increased level of competition. Total orders for the second quarter of 2014 went up by 17.2% compared to the second quarter of 2013 while our average order value decreased by $6, or 5.9%, for the second quarter of 2014 to $113 compared to $114 in the second quarter of 2013 as a result of increased pricing competition. Our current and potential customers may decide to purchase directly from our suppliers. Continuing increased competition from our suppliers that have access to products at lower prices than us could result in reduced sales, lower operating margins, reduced profitability, loss of market share and diminished brand recognition. In addition, some of our competitors have used and may continue to use aggressive pricing tactics. We expect that competition will further intensify in the future as Internet use and online commerce continue to grow worldwide.

Total expenses, which primarily consisted of cost of sales and operating costs, decreased during the second quarter of 2014 compared to the same period in 2013. Components of our cost of sales and operating costs are described in further detail under — “Basis of Presentation” below. Going forward we anticipate the closure of the Carson Distribution Facility will reduce cost of sales and certain operating expenses, specifically fulfillment which includes rent and personnel costs. We estimate expenses could drop by between $2.8 to $3.8 million during the second half of 2014. For additional details related to the Carson Distribution Facility closure, refer to “Note 12-Restructuring Costs” of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of this report.

Our personnel costs declined in the second quarter of 2014 compared to the second quarter of 2013. Our employees at the end of the second quarter of 2014 decreased to 1,042 as compared to 1,126 at the end of the second quarter of 2013. In 2014 and 2013, as part of the Company’s initiatives to reduce labor costs and improve operating efficiencies in response to the challenges in the marketplace and general market conditions, we reduced our workforce by 77 and 176 employees, respectively (for additional details, refer to “Note 12-Restructuring Costs” of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of this report). While we have and continue to undertake several initiatives to improve revenues and reduce the losses in 2014, if the downward revenue and loss trend observed in 2012 and 2013 continue in the second half of 2014, we may be required to further reduce our labor costs.

Revenues increased during the second quarter of 2014, when compared to the second quarter of 2013, and we expect our revenues to continue to improve for all the quarters of fiscal year 2014 when compared to comparable quarters of fiscal year 2013. We expect to incur a net loss in fiscal year 2014 that is substantially less than the net losses incurred in fiscal year 2013 and 2012. If a downward trend experienced in 2012 and 2013 recurs in the back half of 2014 and is more negative than we expect, it could severely impact our liquidity as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. Refer to “Liquidity and Capital Resources” section below for additional details. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If we do experience the downward trend in revenues and the net loss we experienced in 2012 and 2013 recurs because our strategies to return to positive sales growth and profitability are not successful or otherwise, and if we are not able to raise adequate additional financing or proceeds from additional asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations.

During the second quarter of 2014 we continued to make positive strides to pursue strategies to return to positive sales growth and profitability that we initiated during the last half of 2013:

•	We continue to work to return to positive e-commerce growth by providing unique catalog content and providing better content on our websites thereby improving our ranking on the search results. We expect this to increase unique visitors to our website and help us grow our revenues. We expect revenue trends to continue to improve for the back half of 2014 as compared to 2013.

•	We continue to work to improve the website purchase experience for our customers by (1) helping our customers find the parts they want to buy by reducing failed searches and increasing user purchase confidence; (2) selling more highly customized accessories by partnering with manufacturers to build custom shopping experiences; (3) increasing order size across our sites through improved recommendation engines; and (4) completing the roll out of high quality images and videos with emphasis on accessory product lines. In addition, we intend to build mobile enabled websites to take advantage of shifting consumer behaviors. These efforts may increase the conversion rate of our visitors to customers, total number of orders and average order value, and contribute to our revenue growth.

•	We continue to work to becoming one of the best lowest priced options in the market. We expect this to help improve the conversion rate for our visitors to our website and grow our revenues. While revenues are expected to grow, based on our pricing strategy, we expect our gross margin percentage for the rest of fiscal 2014 to remain consistent with the second quarter of 2014, excluding the impact of the Carson closure. While we plan to transition away from lower margin stock ship branded products and expand our private label mix, which provides higher margins, we expect to see improvements in our branded business due to our pricing strategy described above.

•	Increase product selection by being the first to market with new SKUs. We will seek to add new categories and expand our existing specialty categories. We expect this to increase the total number of orders and contribute to our revenue growth.

•	Be the consumer advocate for auto repair through AutoMD.com. We will continue to devote resources to AutoMD.com and its system development. We expect this to improve our brand recognition and contribute to our revenue growth.

•	Continue to implement cost saving measures.

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

There are various macro-economic factors that indirectly affect our business, including the slow recovery in the United States from the recession, continued high unemployment, and other challenging economic conditions. These factors decrease the overall discretionary spending of our customers and we believe it becomes more likely that consumers will keep their current vehicles longer, thus will need replacement parts as a result of general wear and tear, and perform repair and maintenance in order to keep those vehicles well maintained. At the same time, higher gas prices are negatively impacting the industry as consumers drive less and reduce the wear and tear on their vehicles. Given the nature of these factors, and the volatility of the overall economic environment, we cannot predict whether or for how long these trends will continue, nor can we predict to what degree these trends will impact us in the future.

Non-GAAP measures

EBITDA and Adjusted EBITDA are presented because such measures are used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income, as an indicator of the Company’s operating performance, or as an alternative to cash flows, as measures of the Company’s overall liquidity, as presented in the Company’s consolidated financial statements. Further, the EBITDA and Adjusted EBITDA measures shown for the Company may not be comparable to similarly titled measures used by other companies. Refer to the table presented below for reconciliation of net loss to EBITDA and Adjusted EBITDA.

The table below reconciles net loss to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Consolidated
Net loss	$(2,180)	$(9,567)	$(1,979)	$(12,910)
Interest expense, net	238	228	497	415
Income tax provision	21	69	53	90
Amortization of intangibles	126	107	210	213
Depreciation and amortization	2,252	3,626	4,620	7,264

EBITDA	457	(5,537)	3,401	(4,928)

Share-based compensation	629	341	1,005	750
Impairment loss on property and equipment	0	4,832	0	4,832
Impairment loss on intangible assets	0	1,245	0	1,245
Inventory write-downrelated to Carson closure (2)	478	0	478	0
Restructuring costs (1)	625	225	625	723

Adjusted EBITDA	$2,189	$1,106	$5,509	$2,622

(1)	We incurred restructuring costs in the first quarter of 2013 and the second quarter 2014, related to the Company’s initiatives to reduce labor costs and improve operating efficiencies in response to the challenges in the marketplace and general market conditions. Refer to “Note 12 – Restructuring Costs” of our Notes to Consolidated Financial Statements for additional details.
(2)	As a result of the closure of the Carson warehouse, the Company expects that the remaining warehouses may reach capacity constraints when inventory levels peak in late winter/early spring. To mitigate this risk, the Company has reduced the sales price of certain inventory in an effort to reduce inventory levels. Additional charges were incurred related to inventory that was not deemed economical to transfer to the remaining warehouses. Refer to “Note 12 – Restructuring Costs” of our Notes to Consolidated Financial Statements for additional details.

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

Segment Data

The Company operates in two reportable segments identified as Base USAP, which is the core auto parts business, and AutoMD, an online automotive repair source. Summarized segment information for our continuing operations from the two reportable segments for the periods presented is as follows (in thousands):

	Base USAP	AutoMD	Consolidated
Thirteen weeks ended June 28, 2014
Net sales	$76,883	$64	$76,947
Gross profit	20,356	64	20,420
Operating costs (1)	21,734	625	22,359
Loss from operations	(1,378)	(561)	(1,939)
Total assets, net of accumulated depreciation	63,838	1,651	65,489
Thirteen weeks ended June 29, 2013
Net sales	$67,797	$92	$67,889
Gross profit	18,921	92	19,013
Operating costs (1)	27,714	641	28,355
Loss from operations	(8,793)	(549)	(9,342)
Twenty-six weeks ended June 28, 2014
Net sales	$144,832	$143	$144,975
Gross profit	40,978	143	41,121
Operating costs (1)	41,380	1,185	42,565
Loss from operations	(402)	(1,042)	(1,444)
Total assets, net of accumulated depreciation	63,838	1,651	65,489
Twenty-six weeks ended June 29, 2013
Net sales	$133,202	$92	$133,294
Gross profit	38,659	92	38,751
Operating costs (1)	50,593	642	51,235
Loss from operations	(11,934)	(550)	(12,484)
Fifty-two weeks as of December 28, 2013
Total assets, net of accumulated depreciation	$67,039	$2,143	$69,182

(1)	Operating costs for AutoMD primarily consist of depreciation on fixed assets.

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.5	72.0	71.6	70.9

Gross profit	26.5	28.0	28.4	29.1

Operating expenses:
Marketing	14.2	16.5	14.5	16.8
General and administrative	6.0	6.9	6.0	7.0
Fulfillment	7.0	7.4	7.0	7.8
Technology	1.6	1.9	1.7	2.1
Amortization of intangible assets	0.2	0.2	0.1	0.2
Impairment loss on property and equipment	0.0	7.1	0.0	3.6
Impairment loss on intangible assets	0.0	1.8	0.0	0.9

Total operating expenses	29.0	41.8	29.3	38.4

Loss from operations	(2.5)	(13.8)	(1.1)	(9.3)

Other income (expense):
Other income, net	0.0	0.1	0.0	—
Interest expense	(0.3)	(0.3)	(0.3)	(0.3)

Total other expense, net	(0.3)	(0.2)	(0.3)	(0.3)

Loss before income taxes	(2.8)	(14.0)	(1.4)	(9.6)
Income tax provision	0.0	0.1	0.0	0.1

Net loss	(2.8)%	(14.1)%	(1.4)%	(9.7)%

Thirteen and Twenty-Six Weeks Ended June 28, 2014 Compared to the Thirteen and Twenty-Six Weeks Ended June 29, 2013

Net Sales and Gross Margin

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in thousands)
Net sales	$76,947	$67,889	$144,975	$133,294
Cost of sales	56,527	48,876	103,854	94,543

Gross profit	$20,420	$19,013	$41,121	$38,751
Gross margin	26.5%	28.0%	28.4%	29.1%

Net sales increased $9.1 million, or 13.3%, for the second quarter of 2014 compared to the second quarter of 2013. Our net sales consisted of online sales, representing 91.3% of the total for the second quarter of 2014 (compared to 91.0% in the second quarter of 2013), and offline sales, representing 8.7% of the total for the second quarter of 2014 (compared to 9.0% in the second quarter of 2013). The net sales increase was primarily due to an increase of $8.4 million, or 13.6%, in online sales. Online sales increased primarily due to an increase of 2.9% in revenue capture, partially offset by a 12.3% reduction in unique visitors, and, a decline in average order value by 0.9%. The decrease in unique visitors was due to the negative impact from customer traffic losses as a result of changes search engines have made to the algorithms that they use to optimize their search results. Also, our revenues were negatively impacted by the increased competition as described in further detail under “Executive Summary” above. Our offline sales, which consist of our Kool-Vue™ and wholesale operations, increased by $0.6 million, or 9.8%, compared to the same quarter last year. Going forward we anticipate the closure of the Carson Distribution Facility will have a negative impact on offline sales as we adjust to operating in Southern California without a warehouse. We estimate sales could drop by between $2.8 to $3.8 million during the second half of 2014. For additional details related to the Carson Distribution Facility closure, refer to “Note 12-Restructuring Costs” of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of this report.

Net sales increased $11.7 million, or 8.8%, for the twenty-six weeks ended June 28, 2014 (“YTD Q2 2014”), compared to the twenty-six weeks ended June 29, 2013 (“YTD Q2 2013”). Our YTD Q2 2014 net sales consisted of online sales, representing 90.4% of the total (compared to 90.3% in 2013), and offline sales, representing 9.6% of the total (compared to 9.7% in 2013). The net sales increase was primarily due to a $10.7 million, or 8.9%, increase in online sales, which resulted from an increase of 2.9% in revenue capture.

Gross profit increased $1.4 million, or 7.4%, in the second quarter of 2014 compared to the second quarter of 2013. Gross margin rate decreased 1.5% to 26.5% in the second quarter of 2014 compared to 28.0% in the second quarter of 2013. For YTD Q2 2014, gross profit increased $2.4 million, or 6.1%, compared to YTD Q2 2013. Gross margin rate declined 0.7% to 28.4% in YTD Q2 2014 compared to 29.1% in YTD Q2 2013. Gross margin rate decreased for the thirteen and twenty-six weeks ended June 28, 2014 compared to the prior year periods primarily due to reduced margins from online sales and inventory charges associated with Carson warehouse closure. Gross margin from online sales was unfavorably impacted by increased competition in the marketplace as certain of our suppliers are now selling directly to consumers online. Additionally, purchase discounts as a percentage of net sales increased by 0.1% and freight expense as a percentage of net sales increased by 0.9% for the thirteen weeks ended June 28, 2014 compared to the same period last year. For the twenty-six weeks ended June 28, 2014, purchase discounts as a percentage of net sales increased by 0.1% and freight expense as a percentage of net sales increased by 0.3% compared to the same period last year.

Marketing Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in thousands)
Marketing expense	$10,963	$11,186	$21,078	$22,377
Percent of net sales	14.2%	16.5%	14.5%	16.8%

Total marketing expense decreased $0.2 million, or 2.0%, for the second quarter of 2014 compared to the second quarter of 2013. Online advertising expense, which includes catalog costs, was $5.0 million, or 7.1%, of online sales compared to $4.6 million, or 7.4%, of online sales for the prior year period. Online advertising expense increased primarily due to our non-catalog online adverting expenses, which includes listing and placement fees paid to commercial and search engine websites, of $4.5 million, or 5.9%, of net sales. Marketing expense, excluding online advertising, was $6.0 million, or 7.8%, of net sales compared to $6.6 million, or 9.7%, of net sales for the same period last year. The decline was primarily due to lower depreciation and amortization expense of $0.7 million and lower marketing overhead costs of $0.1 million.

Total marketing expense decreased $1.3 million, or 5.8%, for YTD Q2 2014 compared to YTD Q2 2013. Online advertising expense, which includes catalog costs, was $9.4 million, or 7.2%, of online sales for YTD Q2 2014, compared to $8.9 million, or 7.4%, of online sales for YTD Q2 2013. Online advertising expense increased primarily due to our non-catalog online adverting expenses, which includes listing and placement fees paid to commercial and search engine websites, of $8.3 million, or 5.4%, of net sales. Marketing expense, excluding online advertising, was $11.7 million, or 8.1%, of net sales for YTD Q2 2014, compared to $13.5 million, or 10.1%, of net sales for YTD Q2 2013. The decline was primarily due to lower depreciation and amortization expense of $1.3 million and lower marketing overhead costs of $0.4 million.

General and Administrative Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in thousands)
General and administrative expense	$4,623	$4,678	$8,770	$9,365
Percent of net sales	6.0%	6.9%	6.0%	7.0%

General and administrative expense decreased $0.1 million, or 1.2%, and $0.6 million, or 6.4%, for the second quarter of 2014 and YTD Q2 2014, compared to the second quarter of 2013 and YTD Q2 2013, respectively. The decrease of $0.6 million for the twenty-six weeks ended June 28, 2014 compared to the same period last year was primarily due to lower compensation costs of $0.3 million, lower depreciation and amortization expense of $0.2 million and lower overhead costs of $0.2 million which were partially offset by higher merchant fees of $0.2 million.

Fulfillment Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in thousands)
Fulfillment expense	$5,383	$4,991	$10,095	$10,372
Percent of net sales	7.0%	7.4%	7.0%	7.8%

Fulfillment expense increased by 7.9%, and $0.4 million, and decreased by 2.7% and $0.3 million, for the second quarter of 2014 and YTD Q2 2014, compared to the second quarter of 2013 and YTD Q2 2013, respectively. The year to date decrease was primarily due to lower depreciation and amortization expense of $1.1 million because of property and equipment that were fully depreciated after the second quarter of 2013, partially offset by an increase in severance costs associated with restructuring of $0.4 million, and an increase in variable wages of $0.4 million due to increased sales volume.

Technology Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in thousands)
Technology expense	$1,264	$1,316	$2,412	$2,831
Percent of net sales	1.6%	1.9%	1.7%	2.1%

Technology expense decreased $0.1 million, or 4.0%, and $0.4 million, or 14.8%, for the second quarter of 2014 and YTD Q2 2014, compared to the second quarter of 2013 and YTD Q2 2013, respectively. The decrease was primarily due to lower computer support costs and one time severance costs that were recorded in the second quarter of 2013.

Amortization of Intangible Assets

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in thousands)
Amortization of intangible assets	$126	$107	$210	$213
Percent of net sales	0.2%	0.2%	0.1%	0.2%

Amortization of intangibles increased 17.8%, and decreased 1.4%, for the second quarter of 2014 and YTD Q2 2014, compared to the second quarter of 2013 and YTD Q2 2013, respectively. The increase for the second quarter of 2014 was due to purchases of intangible assets during the period. The YTD Q2 2014 decrease was primarily due to certain acquired intangible assets that were impaired in the second quarter of 2013.

Impairment Loss on Property and Equipment

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in thousands)
Impairment loss on property and equipment	$0	$4,832	$0	$4,832
Percent of net sales	0.0%	7.1%	0.0%	3.6%

Impairment loss on property and equipment consists of non-cash impairment charges during the second quarter of 2013 for the excess of the carrying value over the fair value of internally developed software of $4.8 million. See further detail in “Note 1- Summary of Significant Accounting Policies and Nature of Operations”, “Note 3 – Fair Value Measurements” and “Note 4- Property and Equipment, Net” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

Impairment Loss on Intangible Assets

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in thousands)
Impairment loss on intangible assets	$0	$1,245	$0	$1,245
Percent of net sales	0.0%	1.8%	0.0%	0.9%

Impairment loss on intangible assets consists of non-cash impairment charges during the second quarter of 2013 related to product design intellectual property and certain domain and trade names of $1.3 million. See further detail in “Note 1- Summary of Significant Accounting Policies and Nature of Operations”, “Note 3 – Fair Value Measurements” and “Note 5- Intangible Assets” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

Total Other Expense, Net

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in thousands)
Other expense, net	$220	$156	$482	$336
Percent of net sales	0.3%	0.2%	0.3%	0.3%

Total other expense, net increased $0.0 million, or 41.0%, and $0.1 million, or 43.5%, for the second quarter of 2014 and YTD Q2 2014, compared to the second quarter of 2013 and YTD Q2 2013, respectively. The increase was primarily due to the amortization of the interest cost on the sale lease-back transaction.

Income Tax Provision

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in thousands)
Income tax provision	$21	$69	$53	$90
Percent of net sales	0.0%	0.1%	0.0%	0.1%

For the thirteen and twenty-six weeks ended June 28, 2014, the effective tax rate for the Company was (1.0)% and (2.8)%, respectively. The Company’s effective tax rate for the thirteen and twenty-six weeks ended June 28, 2014 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses. For the thirteen and twenty-six weeks ended June 29, 2013, the effective tax rate for the Company was (0.7)% for each period. The Company’s effective tax rate for the thirteen and twenty-six weeks ended June 29, 2013 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses and the increase in deferred tax liabilities related to tax deductible indefinite-lived intangible assets.

Foreign Currency

The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations. See additional information in “Foreign Currency Risk” below in Item 3.

Liquidity and Capital Resources

Sources of Liquidity

During the twenty-six weeks ended June 28, 2014, we funded our operations with cash generated from operations. During the twenty-six weeks ended June 29, 2013, we funded our operations with cash generated from operations, the net proceeds from the issuance of Series A convertible preferred stock (“Series A Preferred”) and common stock, and the sale leaseback of our LaSalle, Illinois facility, as well as our credit facility. We had cash of $1.7 million and short-term investments of $0.8 million as of June 28, 2014, representing a $0.9 million increase from $0.8 million of cash as of December 28, 2013 and a $0.7 million increase from $0.1 million of short-term investments as of December 28, 2013. Based on our current operating plan, we believe that our existing cash, investments, cash flows from operations and debt financing will be sufficient to finance our operational cash needs through at least the next twelve months.

As of June 28, 2014, our credit facility provides for a revolving commitment of up to $20 million. However, upon satisfaction of certain conditions, we have the right to increase the revolving commitments up to and above $40 million.

In April 2013, we used the net proceeds of $9.5 million from the sale of our facility in LaSalle, Illinois to reduce our revolving loan payable. Refer to “Note 4 – Property and Equipment, Net” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for additional details.

In May 2011, we filed a shelf registration statement covering the offer and sale of up to $200 million of common stock with the SEC. The shelf registration was declared effective by the SEC on August 10, 2011. The terms of any offering under our shelf registration statement will be determined at the time of the offering and disclosed in a prospectus supplement filed with the SEC. The shelf registration expires on August 10, 2014. The Company plans to file a new shelf registration in August 2014, covering the offer and sale of up to $100 million of common stock to replace the expiring shelf registration. On March 27, 2013, the Company agreed to sell up to 2,050,000 shares of its common stock at a purchase price per share of $1.09 for aggregate proceeds to the Company of approximately $2.2 million in an offering under the Company’s shelf registration statement. The transaction closed on April 3, 2013 and the Company used the net proceeds to reduce its revolving loan payable. Refer to “Note 7 – Stockholders’ Equity and Share-Based Compensation “ of our Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for additional details. In March 2013, the Company authorized the issuance of 4,149,997 shares of Series A Preferred and entered into a Securities Purchase Agreement pursuant to which the Company agreed to sell up to an aggregate of 4,149,997 shares of our Series A Preferred, $0.001 par value per share at a purchase price per share of $1.45 for aggregate proceeds to the Company of approximately $6.0 million. The Company incurred issuance costs of approximately $0.8 million and used the net proceeds from the sale of the Series A Preferred to reduce its revolving loan payable. Refer to “Note 7 – Stockholders’ Equity and Share-Based Compensation” of our Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for additional details.

Working Capital

As of June 28, 2014 and December 28, 2013, our working capital was $10.7 million and $9.8 million, respectively. Our credit facility consists of a five-year revolving loan with available funds of up to $20 million subject to a borrowing base derived from certain of our receivables, inventory and property and equipment (see further discussion in “Debt and Available Borrowing Resources” below). Our revolving loan does not require principal payments, however it is classified as current due to certain U.S. GAAP requirements (see “Debt and Available Borrowing Resources” below for further details). The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the twenty-six weeks ended June 28, 2014 and June 29, 2013 (in thousands):

	Twenty-Six Weeks Ended
	June 28, 2014	June 29, 2013
Net cash provided by operating activities	$11,408	$936
Net cash used in investing activities	(3,875)	(4,921)
Net cash provided by (used in) financing activities	(6,684)	3,798
Effect of exchange rate changes on cash	8	8

Net change in cash and cash equivalents	$857	$(179)

Operating Activities

Cash provided by operating activities is primarily comprised of net loss, adjusted for non-cash activities such as depreciation and amortization expense, impairment losses, amortization of intangible assets and share-based compensation expense. These non-cash adjustments represent charges reflected in net loss and, therefore, to the extent that non-cash items increase or decrease our operating results, there will be no corresponding impact on our cash flows. Net loss adjusted for non-cash adjustments to operating activities was $4.0 million for the twenty-six weeks ended June 28, 2014 (adjusted for non-cash charges primarily related to share-based compensation expense of $1.0 million and depreciation and amortization expense of $4.6 million), compared to $1.5 million for the twenty-six weeks ended June 29, 2013 (adjusted for non-cash charges primarily consisting of impairment losses of $6.1 million and depreciation and amortization expense of $7.3 million). After excluding the effects of the non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities.

•	Accounts receivable decreased to $3.7 million at June 28, 2014 from $5.0 million at December 28, 2013, resulting in a decrease in operating assets and reflecting a cash inflow of $1.3 million for the twenty-six weeks ended June 28, 2014. Accounts receivable decreased primarily due to a $0.5 million improvement in cash collections on wholesale receivables, a $0.3 million release of holdback reserve, and credit card receivables were lower by $0.3 million. For the twenty-six weeks ended June 29, 2013, cash inflow related to the change in accounts receivable was $2.1 million.

•	Inventory decreased to $35.2 million at June 28, 2014 from $37.0 million at December 28, 2013, resulting in a decrease in operating assets and reflecting a cash inflow of $1.8 million for the twenty-six weeks ended June 28, 2014. We expect the level of our inventory to increase over the next twelve months due to higher revenues. For the twenty-six weeks ended June 29, 2013, cash inflow related to the change in inventory was $8.5 million.

•	Accounts payable and accrued expenses increased to $29.2 million at June 28, 2014 compared to $25.6 million at December 28, 2013, resulting in an increase in operating liabilities and reflecting a cash inflow of $3.6 million for the twenty-six weeks ended June 28, 2014. Accounts payable and accrued expenses increased primarily due to the increase in accounts payable of $2.1 million and a $0.6 million accrual for severance charges in connection with the closure of the Carson Distribution Facility. Accounts payable could fluctuate in future periods due to the amount of our revenues and the related purchases and the timing of our payments. For the twenty-six weeks ended June 29, 2013, cash outflow related to the change in accounts payable and accrued expenses was $10.8 million.

Investing Activities

For the twenty-six weeks ended June 28, 2014 and June 29, 2013, net cash used in investing activities was primarily the result of increases in property and equipment ($3.0 million and $4.8 million, respectively), which are mainly related to capitalized website and software development costs. We expect our capital expenditures to decrease over the next twelve months as we attempt to reduce capital expenditures to bolster our ability to satisfy our operational cash needs.

Financing Activities

For the twenty-six weeks ended June 28, 2014, net cash used in financing activities was primarily due to net payments made on outstanding debt of $6.8 million. For the twenty-six weeks ended June 29, 2013, net cash provided by financing activities was primarily due to gross proceeds received from the issuance of Series A Preferred of $6.0 million and common stock of $2.2 million, and proceeds from the sale leaseback of our LaSalle, Illinois facility for $9.6 million, partially offset by the net payments made on outstanding debt, totaling $13.0 million.

On March 25, 2013, the Company authorized the issuance of 4,149,997 shares of Series A Preferred and entered into a Securities Purchase Agreement pursuant to which the Company agreed to sell up to an aggregate of 4,149,997 shares of our Series A Preferred, $0.001 par value per share, at a purchase price per share of $1.45 for aggregate proceeds to the Company of approximately $6.0 million. We incurred issuance costs of approximately $0.8 million. The Company used the net proceeds from the sale of the Series A Preferred to reduce its revolving loan payable. Dividends on the Series A Preferred are payable quarterly at a rate of $0.058 per share per annum in cash, in shares of common stock or in any combination of cash and common stock as determined by the Company’s Board of Directors. Concurrent with the Company’s issuance of Series A Preferred, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan entered into a Second Amended Credit Agreement to allow the Company to pay cash dividends on the Series A Preferred in an aggregate amount of up to $400,000 per year and pay cash in lieu of issuing fractional shares upon conversion of or in payment of dividends on the Series A Preferred. A cash dividend payment of $60 was accrued as of June 28, 2014 and paid on July 1, 2014. Refer to “Note 6 – Borrowings” and “Note 7 – Stockholders’ Equity and Share-Based Compensation” of our Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for additional details.

On March 27, 2013, the Company agreed to sell up to 2,050,000 shares of its common stock at a purchase price per share of $1.09 for aggregate proceeds to the Company of approximately $2.2 million. The transaction closed on April 3, 2013 and the Company used the net proceeds to reduce its revolving loan payable. Refer to “Note 6 – Borrowings” and “Note 7 – Stockholders’ Equity and Share-Based Compensation” of our Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for additional details.

On April 17, 2013, our wholly-owned subsidiary, WAG sold our facility in LaSalle, Illinois for $9.8 million. The Company used the net proceeds of $9.6 million from this sale to reduce its revolving loan payable. Under the terms of the purchase and sale agreement, simultaneously with the execution of the purchase and sale agreement and the closing of the sale of the property, we entered into a lease agreement whereby we leased back the property for our continued use as an office, retail and warehouse facility for storage, sale and distribution of automotive parts, accessories and related items for 20 years commencing upon the execution of the lease and terminating on April 30, 2033. The Company’s initial base annual rent is $853,125 for the first year subject to an annual increase by the lesser of 1.5% or 1.25 times the change in the Consumer Price Index. In May 2014, the base rent increased to $865,922 for the next twelve months, payable in monthly installments of $72,160. The lease was accounted for as a capital lease and the $0.4 million excess of the net proceeds over the net carrying amount of the property is amortized on a straight-line basis over the lease term of 20 years. Refer to “Note 4 – Property and Equipment, Net” of our Notes to Consolidated Financial Statements included in Part I, Item 1of this report for additional details.

Debt and Available Borrowing Resources

Total debt was $9.6 million as of June 28, 2014 (comprised of capital lease payable), compared to $16.6 million (comprised of capital lease payable and revolving loan payable) as of December 28, 2013. The decrease was due to net debt payments we made to our revolving loan payable.

In April, 2012, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A., as sole lender and administrative agent entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving commitment in an aggregate principal amount of up to $40 million, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. The Credit Facility matures on April 26, 2017. At June 28, 2014, our outstanding revolving loan balance was $0.0 million. The customary events of default under the Credit Facility include certain subjective acceleration clauses. Management has determined the likelihood of such acceleration is more than remote, considering the recurring losses experienced by the Company, therefore a current classification of our revolving loan payable in our consolidated balance sheet was required. On August 2, 2013, we entered into a Third Amended Credit Agreement amending the Credit Agreement to, among other things, reduce the revolving commitment in an aggregate principal amount of up to $20 million. On August 4, 2014, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan entered into a Fourth Amended Credit Agreement amending the Credit Agreement to, among other things, amend certain definitions to allow for additional add-backs to adjusted EBITDA for fiscal quarters ended June 28, 2014 and September 27, 2014.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.50%, or (b) an “alternate base rate” minus an applicable margin of 0.50%. Each applicable margin as set forth in the prior sentence is subject to increase or decrease by 0.25% per annum based upon the Company’s fixed charge coverage ratio. At June 28, 2014, the Company’s LIBOR based interest rate was 1.94% (on $0.0 million principal) and the Company’s prime based rate was 3.0% (on $0.0 million principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.20% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than $6 million at any time, as defined, and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $7 million at all times. On March 12, 2013, we entered into a first amendment to the previously entered Credit Agreement. The First Amended Credit Agreement includes an amendment to the definition of covenant testing trigger that reduced the 60 consecutive days to 45 consecutive days and the excess availability decreased from $7 million to $6 million. The Company’s excess availability was $13.9 million at June 28, 2014. By amendment to the Credit Agreement, the Company, subject to the satisfaction of certain conditions, also has the right to request increases to the revolving commitments up to and above $60 million. The Company, to date, has not requested such increases. As of June 28, 2014, the Company was in compliance with all covenants under the Credit Agreement.

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

The Borrowers under the Credit Agreement may voluntarily prepay the loans at any time without payment of a premium. The Borrowers are required to make mandatory prepayments of the loans (without payment of a premium) with net cash proceeds received upon the occurrence of certain “prepayment events,” which include certain sales or other dispositions of collateral, certain casualty or condemnation events, certain equity issuances or capital contributions, and the incurrence of certain debt. On April 17, 2013, the Company’s wholly-owned subsidiary, WAG closed the sale of its facility in LaSalle, Illinois for $9.75 million pursuant to the purchase and sale agreement dated April 17, 2013 between WAG and STORE Capital Acquisitions, LLC. The Company used the net proceeds of $9.6 million from this sale to reduce its revolving loan payable. Refer to “Note 4 – Property and Equipment, Net” of our Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for additional details.

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

Contractual Obligations

The following table sets forth our contractual cash obligations and commercial commitments as of June 28, 2014:

	Payment Due By Period (in thousands)
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$2,470	$604	$1,866	$0	$0
Capital lease obligations (2)	18,988	500	2,886	1,843	13,759

(1)	Commitments under operating leases relate primarily to our leases on our corporate offices in Carson, California, our distribution centers in Chesapeake, Virginia and our call center in the Philippines.
(2)	Commitments under capital leases primarily relate to sale-leaseback of our LaSalle, Illinois facility. See additional details in “Note 4 – Property and Equipment, Net” of the Notes to Consolidated Financial Statements included in Part I, Item I of this report.

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

Our critical accounting policies are included in “ Note 1 – Summary of Significant Accounting Policies and Nature of Operations” of the Notes to Consolidated Financial Statements, included above in Part I, Item 1 of this report. There were no significant changes to our critical accounting policies during the twenty-six weeks ended June 28, 2014. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations:

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

Market Risk. Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial commodity market prices and rates. We are exposed to market risk primarily in the area of changes in U.S. interest rates and conditions in the credit markets. We also have some exposure related to foreign currency fluctuations that we manage with forward contracts. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities and mutual funds that hold debt securities.

Interest Rate Risk. Our investment securities generally consist of mutual funds. As of June 28, 2014, our investments were comprised of $0.8 million of investments in mutual funds that primarily hold debt securities.

As of August 4, 2014, we had a balance of $4.8 million outstanding under a revolving loan under our credit facility. The interest rate on this loan is computed based on a LIBOR and prime loan rate, adjusted by features specified in our loan agreement. At our debt level as of June 28, 2014, a 100 basis point increase in interest rates would not materially affect our earnings and cash flows. If, however, we are unable to meet the covenants in our loan agreement, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate. There can be no assurance that any renegotiated terms of credit would not materially impact our earnings. At June 28, 2014, our LIBOR based interest rate was 2.0% per annum (on $0.0 principal) and our prime based rate was 3.0% per annum (on $0.0 principal). Refer to additional discussion in Item 2, under the caption “Liquidity and Capital Resources – Debt and Available Borrowing Resources” and in “Note 6 – Borrowings” of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of this report.

Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. dollar weakens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. dollar strengthens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos, and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, a fluctuation of 10% in the Peso/U.S. dollar exchange rate would have had approximately a $0.4 million impact on our Philippine operating expenses for the twenty-six weeks ended June 28, 2014. Our Canadian website sales are denominated in Canadian dollars; however, fluctuations in exchange rates from these operations are only expected to have a nominal impact on our operating results due to the relatively small number of sales generated in Canada. We believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.

We use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. We hedge a portion of our forecasted foreign currency exposure associated with operating expenses incurred in the Philippines, typically for up to 12 months. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. We are significantly dependent upon search engines, shopping comparison sites and other online sources for our website traffic. We are included in search results as a result of both paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our sites. We reduced our paid search listings in 2012 as well as in 2013, and are substantially dependent on algorithmic listings to attract online consumers to our websites. We expect our costs to attract and convert online consumers into customers in 2014 to be mostly consistent with 2013.

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

We continue the process of implementing strategies to attempt to overcome these changes, which in 2014 and 2013 included the consolidation and improvements to our websites to improve our ranking on the search results and pursuing opportunities in third-party online marketplaces, which may not be successful. If these strategies are not successful, our operating results and financial condition could be materially and adversely affected. Additionally, if search engines begin to limit our display results or eliminate our results from the algorithmic search, our website traffic could be further impacted and our business would be materially harmed.

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

During the fiscal year ended 2013, we incurred a net loss of $15.6 million and our revenues declined to $254.8 million compared to a net loss of $36.0 million and revenues of $304.0 million, respectively, for the fiscal year ended 2012. For fiscal year 2013 and 2012, we had experienced decreases of 16.2% and 7.0% in net sales, as compared to the same periods in 2012 and 2011, respectively. Revenues have increased during the second quarter of 2014, when compared to the second quarter of 2013, and we expect our revenues to marginally improve for all the quarters of fiscal year 2014 when compared to comparable quarters of fiscal year 2013. We expect to incur a lower net loss in fiscal year 2014 as compared to fiscal year 2013. However, if the negative trend experienced in 2012 and 2013 recurs in 2014 and is more negative than we expect, it could severely impact our liquidity as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If we experience the downward trend in revenues and net loss we experienced in 2012 and 2013 recurs and continues any longer because our strategies to return to positive sales growth and profitability are not successful or otherwise, and if we are not able to raise adequate additional financing or proceeds from additional asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure, file for bankruptcy or significantly curtail our operations.

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

Our credit facility includes a number of restrictive covenants. These covenants could impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. Specifically, such covenants restrict our ability and, if applicable, the ability of our subsidiaries to, among other things:

•	incur additional debt;

•	make certain investments and acquisitions;

•	enter into certain types of transactions with affiliates;

•	use assets as security in other transactions;

•	pay dividends on our capital stock or repurchase our equity interests, excluding payments of preferred stock dividends which are specifically permitted under our credit facility;

•	sell certain assets or merge with or into other companies;

•	guarantee the debts of others;

•	enter into new lines of business;

•	pay or amend our subordinated debt; or,

•	form any joint ventures or subsidiary investments.

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

Our ability to comply with the covenants and other terms of our debt obligations will depend on our future operating performance. If we fail to comply with such covenants and terms, we would be required to obtain waivers from our lenders to maintain compliance with our debt obligations. In the future, if we are unable to obtain any necessary waivers and the debt that we have outstanding at the time is accelerated, a material adverse effect on our financial condition and future operating performance would result. Additionally, our indebtedness that we may incur could have important consequences, including the following:

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

We acquire substantially all of our products from manufacturers and distributors located in Taiwan, China and the United States. Our top ten suppliers represented 42.6% of our total product purchases during the twenty-six weeks ended June 28, 2014. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. In addition, our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. In addition, the increasing consolidation among auto parts suppliers may disrupt or end our relationship with some suppliers, result in product shortages and/or lead to less competition and, consequently, higher prices. Furthermore, as part of our routine business, suppliers extend credit to us in connection with our purchase of their products. In the future, our suppliers may limit the amount of credit they are willing to extend to us in connection with our purchase of their products, if any. If this were to occur, it could impair our ability to acquire the types and quantities of products that we desire from the applicable suppliers on acceptable terms, severely impact our liquidity and capital resources, limit our ability to operate our business and could have a material adverse effect on our financial condition and results of operation.

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

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on our distributors to manage inventory, process orders and distribute those products to our customers in a timely manner. For the twenty-six weeks ended June 28, 2014, our product purchases from three drop-ship suppliers represented 17.0% of our total product purchases. If we do not maintain our existing relationships with these suppliers and our other distributors on acceptable commercial terms, we will need to obtain other suppliers and may not be able to continue to offer a broad selection of merchandise at competitive prices, and our sales may decrease.

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

Our third party delivery services have increased fuel surcharges from time to time, and such increases negatively impact our margins, as we are generally unable to pass all of these costs directly to consumers, continued increasing prices in the component materials for the parts we sell may impact the availability, the quality and the price of our products, as suppliers search for alternatives to existing materials and as they increase the prices they charge. We cannot ensure that we can recover all the increased costs through price increases, and our suppliers may not continue to provide the consistent quality of product as they may substitute lower cost materials to maintain pricing levels, all of which may have a negative impact on our business and results of operations.

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

Since the completion of our initial public offering in February 2007 through June 28, 2014, the trading price of our common stock has been volatile, ranging from a high of $12.61 per share to a low per share of $0.91. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operation.

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

As of June 28, 2014, our executive officers and directors and certain related parties and entities that are affiliated with them beneficially owned in the aggregate approximately 51.8% of our outstanding shares of stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to significantly influence our management and affairs and control matters requiring stockholder approval including the election of our entire Board of Directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.

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

While management has concluded that our internal controls over financial reporting were effective as of June 28, 2014, we have in the past, and could in the future, have a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

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

The growing political and scientific sentiment is that global weather patterns are being influenced by increased levels of greenhouse gases in the earth’s atmosphere. This growing sentiment and the concern over climate change have led to legislative and regulatory initiatives aimed at reducing greenhouse gas emissions. For example, proposals that would impose mandatory requirements on greenhouse gas emissions continue to be considered by policy makers in the United States. Laws enacted that directly or indirectly affect our suppliers (through an increase in the cost of production or their ability to produce satisfactory products) or our business (through an impact on our inventory availability, cost of sales, operations or demand for the products we sell) could adversely affect our business, financial condition, results of operations and cash flows. Significant increases in fuel economy requirements or new federal or state restrictions on emissions of carbon dioxide that may be imposed on vehicles and automobile fuels could adversely affect demand for vehicles, annual miles driven or the products we sell or lead to changes in automotive technology. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers. Our inability to respond to changes in automotive technology could adversely impact the demand for our products and our business, financial condition, results of operations or cash flows

The United States government may substantially increase border controls and impose restrictions on cross-border commerce that may substantially harm our business.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference to the location indicated below:

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of U.S. Auto Parts Network, Inc. as filed with the Delaware Secretary of State on February 14, 2007 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

3.2	Amended and Restated Bylaws of U.S. Auto Parts Network, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

3.3	Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of U.S. Auto Parts Network, Inc. (incorporated by reference to the Current Report on Form 8-K filed on March 25, 2013)

4.1*	Specimen common stock certificate

10.1	Fourth Amendment to Credit Agreement dated August 4, 2014 by and between U.S. Auto Parts Network, Inc., certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A.

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the exhibit of the same number from the registration statement on Form S-1 of U.S. Auto Parts Network, Inc. (File No. 333-138379) initially filed with the Securities and Exchange Commission on November 2, 2006, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2014	U.S. AUTO PARTS NETWORK, INC.

	By:	/s/ Shane Evangelist
Shane Evangelist
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David Robson
David Robson
Chief Financial Officer
(Principal Financial and Accounting Officer)