Form 10-Q
period 2014-09-27
U.S. Auto Parts Network, Inc.
filed 2014-11-04
CIK 1378950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of November 3, 2014, the registrant had 33,564,338 shares of common stock outstanding, $0.001 par value.

U.S. AUTO PARTS NETWORK, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 27, 2014

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

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements
U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, In Thousands, Except Par and Liquidation Value)

	September 27, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,255	$818
Short-term investments	39	47
Accounts receivable, net of allowances of $258 and $213 at September 27, 2014 and December 28, 2013, respectively	3,958	5,029
Inventory	44,816	36,986
Other current assets	3,052	3,234
Total current assets	53,120	46,114
Property and equipment, net	17,321	19,663
Intangible assets, net	1,822	1,601
Other non-current assets	1,421	1,804
Total assets	$73,684	$69,182
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,715	$19,669
Accrued expenses	6,902	5,959
Revolving loan payable	10,869	6,774
Current portion of capital leases payable	209	269
Other current liabilities	3,982	3,682
Total current liabilities	43,677	36,353
Capital leases payable, net of current portion	9,392	9,502
Deferred income taxes	321	335
Other non-current liabilities	1,854	2,126
Total liabilities	55,244	48,316
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; $1.45 per share liquidation value or aggregate of $6,017; 4,150 shares authorized; 4,150 shares issued and outstanding at September 27, 2014 and December 28, 2013	4	4
Common stock, $0.001 par value; 100,000 shares authorized; 33,542 and 33,352 shares issued and outstanding at September 27, 2014 and December 28, 2013, respectively	34	33
Additional paid-in-capital	170,969	168,693
Common stock dividend distributable	61	60
Accumulated other comprehensive income	395	446
Accumulated deficit	(153,023)	(148,370)
Total stockholders’ equity	18,440	20,866
Total liabilities and stockholders’ equity	$73,684	$69,182
See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	$67,965	$61,724	$212,940	$195,018
Cost of sales (1)	49,551	43,817	153,405	138,360
Gross profit	18,414	17,907	59,535	56,658
Operating expenses:
Marketing	10,278	9,385	31,356	31,762
General and administrative	3,762	4,261	12,532	13,626
Fulfillment	5,256	4,217	15,351	14,589
Technology	1,228	1,204	3,640	4,035
Amortization of intangible assets	106	86	316	299
Impairment loss on property and equipment	—	—	—	4,832
Impairment loss on intangible assets	—	—	—	1,245
Total operating expenses	20,630	19,153	63,195	70,388
Loss from operations	(2,216)	(1,246)	(3,660)	(13,730)
Other income (expense):
Other income, net	24	135	39	214
Interest expense	(287)	(287)	(784)	(702)
Total other expense, net	(263)	(152)	(745)	(488)
Loss before income taxes	(2,479)	(1,398)	(4,405)	(14,218)
Income tax provision	15	1	68	91
Net loss	(2,494)	(1,399)	(4,473)	(14,309)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	23	6	19	31
Net unrecognized losses on derivative instruments	(48)	—	(70)	—
Unrealized gains on investments	—	2	—	4
Total other comprehensive income (loss)	(25)	8	(51)	35
Comprehensive loss	$(2,519)	$(1,391)	$(4,524)	$(14,274)
Basic and diluted net loss per share	$(0.08)	$(0.04)	$(0.14)	$(0.44)
Shares used in computation of basic and diluted net loss per share	33,532	33,218	33,459	32,493

(1)
Excludes depreciation and amortization expense which is included in marketing, general and administrative and fulfillment expense as described in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations” below.

See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In Thousands)

	Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013
Operating activities
Net loss	$(4,473)	$(14,309)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	6,833	9,736
Amortization of intangible assets	316	299
Impairment loss on property and equipment	—	4,832
Impairment loss on intangible assets	—	1,245
Deferred income taxes	60	109
Share-based compensation expense	1,691	1,065
Stock awards issued for non-employee director service	—	31
Amortization of deferred financing costs	61	61
Gain from disposition of assets	(21)	(39)
Changes in operating assets and liabilities:
Accounts receivable	1,071	2,536
Inventory	(7,830)	2,550
Other current assets	106	475
Other non-current assets	(9)	142
Accounts payable and accrued expenses	2,869	(10,303)
Other current liabilities	227	(864)
Other non-current liabilities	(191)	515
Net cash provided by (used in) operating activities	710	(1,919)
Investing activities
Additions to property and equipment	(4,292)	(6,679)
Proceeds from sale of property and equipment	27	42
Cash paid for intangible assets	(200)	—
Purchases of marketable securities and investments	(746)	(4)
Proceeds from the sale of marketable securities and investments	745	—
Purchases of company-owned life insurance	—	(106)
Net cash used in investing activities	(4,466)	(6,747)
Financing activities
Borrowings from revolving loan payable	14,233	16,667
Payments made on revolving loan payable	(10,138)	(24,590)
Proceeds from sale leaseback transaction	—	9,584
Proceeds from issuance of Series A convertible preferred stock	—	6,017
Payment of issuance costs from Series A convertible preferred stock	—	(847)
Proceeds from issuance of common stock	—	2,235
Payment of issuance costs from common stock	—	(223)
Payments on capital leases	(170)	(126)
Proceeds from exercise of stock options	265	22
Net cash provided by financing activities	4,190	8,739
Effect of exchange rate changes on cash	3	(4)
Net change in cash and cash equivalents	437	69
Cash and cash equivalents, beginning of period	818	1,030
Cash and cash equivalents, end of period	$1,255	$1,099
Supplemental disclosure of non-cash investing and financing activities:
Accrued asset purchases	$801	$848
Property acquired under capital lease	—	322
Unrealized gain on investments	70	4
Supplemental disclosure of cash flow information:
Cash received during the period for income taxes	$34	$32
Cash paid during the period for interest	(744)	(628)
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
Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of September 27, 2014 and the consolidated results of operations for the thirteen and thirty-nine weeks ended September 27, 2014 and September 28, 2013, and cash flows for the thirty-nine weeks ended September 27, 2014 and September 28, 2013. The Company’s results of operations for the thirteen and thirty-nine weeks ended September 27, 2014 are not necessarily indicative of those to be expected for the entire fiscal year. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 28, 2013, which was filed with the SEC on March 12, 2014. We refer to our fiscal year ending January 3, 2015 as fiscal year 2014 and our fiscal year ended December 28, 2013 as fiscal year 2013.
During the thirteen and thirty-nine weeks ended September 27, 2014, the Company incurred a net loss of $2,494 and $4,473, respectively, compared to a net loss of $1,399 and $14,309 during the thirteen and thirty-nine weeks ended September 28, 2013. The Company believes that the increase in net revenues to $67,965 in the third quarter of 2014 from $61,724 in the third quarter of 2013, is part of a continuing positive trend, and based on our current operating plan, we expect to finish fiscal year 2014 with a substantially reduced net loss compared to the net loss for fiscal year 2013. As a result, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months. Should our results not meet our current operating plan and should revenues decline in 2014, it could negatively impact our liquidity as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or debt financing in the future. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If revenues and/or gross profit were to decline and the net loss continues for longer than we expect because our strategies to return to sustained positive sales growth and profitability are not successful, and if we are not able to raise adequate additional financing or proceeds from additional asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations.

Fiscal Periods
The Company’s fiscal year is based on a 52/53 week fiscal year ending on the Saturday closest to December 31. Quarterly periods are based on the thirteen weeks ending on the Saturday closest to the calendar quarter end date. Our fiscal year 2014 will be 53 weeks ending January 3, 2015.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated. On October 8th, 2014, AutoMD sold 7,000,000 shares of AutoMD common stock to third-party investors. Following the sale, AutoMD ceased to be a wholly-owned subsidiary of the Company. The Company will continue to consolidate for reporting purposes. Refer to “Note 13 – Subsequent Events” for additional fair value information.
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
Fair Value of Financial Instruments
Financial instruments that are not measured at fair value include accounts receivable, accounts payable and debt. Refer to “Note 3 – Fair Value Measurements” for additional fair value information. The Company’s revolving loan payable (see “Note 6 –Borrowings”) is categorized in Level 2 of the fair value hierarchy, as the estimated value would be based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same or similar terms. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value at September 27, 2014 and December 28, 2013 due to their short-term maturities. Investments and derivative financial instruments are carried at fair value, as discussed below.
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
Other-Than-Temporary Impairment
All of the Company’s investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. No other-than-temporary impairment charges were recorded on any investments during the thirty-nine week periods ended September 27, 2014 and September 28, 2013.
Derivative Financial Instruments
Cash flow hedges are hedges that use derivatives to partially offset the variability of future cash flows. The Company hedges a portion of its forecasted foreign currency exposure associated with operating expenses incurred in the Philippines, for up to 12 months. The Company records all derivatives on the consolidated balance sheet at fair value. The Company’s accounting treatment of these instruments is based on whether the instruments are designated as hedge or non-hedge instruments. For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portions of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income in shareholders’ equity and reclassified into income in the same period or periods during which the hedged transaction affects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. The Company did not have any non-hedge instruments as of September 27, 2014 or December 28, 2013. Refer to “Note 3 – Fair Value Measurements” for additional fair value information.
At September 27, 2014, the Company had $70 recorded in accumulated other comprehensive loss related to derivatives which were designated as hedging instruments. The Company reclassified $11 of net losses from accumulated other comprehensive loss to operating expense during the thirteen weeks ended September 27, 2014. There was no ineffective portion recognized for the thirteen weeks ended September 27, 2014. The Company expects to reclassify $70 of net losses from accumulated other comprehensive loss to operating expense over the next twelve months. The notional value at September 27, 2014 was $1,959. The Company did not hedge foreign currency exposure prior to fiscal 2014.
Inventory
Inventories consist of finished goods available-for-sale and are stated at the lower of cost or market value, determined using the first-in first-out (“FIFO”) method. The Company purchases inventory from suppliers both domestically and internationally, and routinely enters into supply agreements with U.S.–based suppliers and its primary drop-ship vendors. The Company believes that its products are generally available from more than one supplier and seeks to maintain multiple sources for its products, both internationally and domestically. The Company primarily purchases products in bulk quantities to take advantage of quantity discounts and to ensure inventory availability. Inventory is reported at the lower of cost or market, adjusted for slow moving, or scrap product. The Company’s inventory, primarily aftermarket auto parts, including body parts, engine parts, and performance parts and accessories, are used on vehicles that have rather long lives; and therefore, the risk of obsolescence is minimal. Inventory at September 27, 2014 and December 28, 2013 was $44,816 and $36,986, respectively, which included items in-transit to our warehouses, in the amount of $11,672 and $6,750, respectively.

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

Warranty Costs
The Company or the vendors supplying its products provide the Company’s customers limited warranties on certain products that range from 30 days to lifetime. In most cases, the Company’s vendors are the party primarily responsible for warranty claims. Standard product warranties sold separately by the Company are recorded as deferred revenue and recognized ratably over the life of the warranty, ranging from one to five years. The Company also offers extended warranties that are imbedded in the price of selected private label products we sell. The product brands that include the extended warranty coverage are offered at three different service levels: (a) a five year unlimited product replacement, (b) a five year one-time product replacement, and (c) a three year one-time product replacement. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on each product’s historical return rate and historical warranty cost. The standard and extended warranty obligations are recorded as warranty liabilities and included in other current liabilities in the Consolidated Balance Sheets. For the thirty-nine weeks ended September 27, 2014 and September 28, 2013, the activity in our aggregate warranty liabilities was as follows (in thousands):

	September 27, 2014	September 28, 2013
Warranty liabilities, beginning of period	$297	$282
Adjustments to preexisting warranty liabilities	(84)	(79)
Additions to warranty liabilities	102	148
Reductions to warranty liabilities	(54)	(46)
Warranty liabilities, end of period	$261	$305
Marketing Expense
Marketing costs, including advertising, are expensed as incurred. The majority of advertising expense is paid to internet search engine service providers and internet commerce facilitators. For the thirteen weeks ended September 27, 2014 and September 28, 2013, the Company recognized advertising costs of $4,458 and $4,000, respectively. For the thirty-nine weeks ended September 27, 2014 and September 28, 2013, the Company recognized advertising costs of $13,860 and $12,908, respectively. Marketing costs also include depreciation and amortization expense and share-based compensation expense.
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
The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. The Company’s policy is to record interest and penalties as income tax expense. During the periods presented, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters.

Taxes Collected from Customers and Remitted to Governmental Authorities
We present taxes collected from customers and remitted to governmental authorities on a net basis in accordance with the guidance on ASC 605-45-50-3 Taxes Collected from Customers and Remitted to Governmental Authorities.
Leases
The Company analyzes lease agreements for operating versus capital lease treatment in accordance with ASC 840 Leases. Rent expense for leases designated as an operating lease is expensed on a straight-line basis over the term of the lease. For capital leases, the present value of future minimum lease payments at the inception of the lease is reflected as a capital lease asset and a capital lease payable in the consolidated balance sheets. Amounts due within one year are classified as current liabilities and the remaining balance as non-current liabilities.
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
Segment Data
The Company operates in two reportable segments. The criteria the Company uses to identify its operating segments are primarily the nature of the products the Company sells and the consolidated operating results that are regularly reviewed by the Company’s chief operating decision maker to assess performance and make operating decisions. The two reporting units we identified are the core auto parts business (“Base USAP”) and an online automotive repair source of which the Company is a majority stockholder (“AutoMD”), in accordance with ASC 280 Segment Reporting (“ASC 280”).
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-9, “Revenue from Contracts with Customers,” (“ASU 2014-9”) which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for fiscal years beginning after December 15, 2016. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-9 will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has the effect of the standard on ongoing financial reporting been determined.

On August 27, 2014, the FASB issued ASU 2014-15, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter; early adoption is permitted. The Company is evaluating the impact the adoption of ASU 2014-15 will have on its consolidated financial statements.

Note 2 – Investments
As of September 27, 2014, the Company held the following investments, recorded at fair value (in thousands):

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Mutual funds (1)	$39	$—	$—	$39

As of December 28, 2013, the Company held the following investments, recorded at fair value (in thousands):

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Mutual funds (1)	$40	$7	$—	$47

(1)
Mutual funds, consisting of government bonds, stocks and short-term money market funds, are classified as short-term investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.

Proceeds from the sale of available-for-sale securities are disclosed separately in the accompanying consolidated statements of cash flow. For the thirty-nine weeks ended September 27, 2014 and September 28, 2013, there were no sales of available-for-sale securities.
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

Financial Assets and Liabilities Valued on a Recurring Basis
As of September 27, 2014 and December 28, 2013, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included cash and cash equivalents, derivative instruments and investments.

Cash, Cash Equivalents and Investments
The following table represents our fair value hierarchy and the valuation techniques used for cash and cash equivalents and investments (in thousands):

	As of September 27, 2014
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Cash and cash equivalents (1)	$1,255	$1,255	$—	$—	(a)
Investments – mutual funds (2)	39	39	—	—	(a)
	$1,294	$1,294	$—	$—

	As of December 28, 2013
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Cash and cash equivalents (1)	$818	$818	$—	$—	(a)
Investments – mutual funds (2)	47	47	—	—	(a)
	$865	$865	$—	$—

(1)
Cash equivalents consist primarily of money market funds and short-term investments with original maturity dates of three months or less at the date of purchase, for which the Company determines fair value through quoted market prices.

(2)
Investments consist of mutual funds, classified as short-term investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined. These mutual funds invest in government bonds, stocks and short-term money market funds,

During the thirty-nine weeks ended September 27, 2014 and September 28, 2013, there were no transfers into or out of Level 1 and Level 2 assets.
Derivative Financial Instruments
The following table represents our fair value hierarchy and the valuation techniques used for derivative financial instruments (in thousands):

	As of September 27, 2014
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Foreign exchange contracts (1)	$—	$—	$—	$—	(b)
Liabilities:
Foreign exchange contracts(1)	$70	$—	$70	$—	(b)

(1)	Foreign exchange contracts are valued using an income approach based on forward rates less the contract rate multiplied by the notional value.
During the thirteen and thirty-nine weeks ended September 27, 2014, there were no transfers into or out of Level 1 and Level 2 assets or liabilities. The Company did not hold any derivative financial instruments prior to the thirty-nine weeks ended September 27, 2014.

Non-Financial Assets Valued on a Non-Recurring Basis
The Company’s long-lived assets, including intangible assets subject to amortization, are measured at fair value on a non-recurring basis. These assets are measured at cost but are written-down to fair value, if necessary, as a result of impairment. As of September 27, 2014, there were no indicators of potential impairment to the Company’s long-lived assets under the provisions of ASC 360, as such, they were not measured at fair value. If such non-financial assets had been measured at fair value, they would be categorized in Level 3 of the fair value hierarchy, as the Company would be required to develop its own assumptions and analysis to determine if such non-financial assets were impaired.
During the second quarter of 2013, the Company identified adverse events related to the Company’s overall financial performance, including the continued downward trend in the Company’s revenues and gross margin, and a sustained decline in the Company’s share price, that would more likely than not reduce the fair value of the Company’s long-lived assets below its carrying amount. The Company performed its impairment testing of long-lived assets, including intangible assets subject to amortization, in accordance with ASC 360 Property, Plant and Equipment. The Company used valuation techniques under the income approach, which converted future estimated cash flows to a single present amount based on current market expectations about those future amounts, using present value techniques. The fair value measurements are categorized as Level 3 of the fair value hierarchy, as the Company developed its own assumptions and analysis to determine if such assets were impaired. For the thirty-nine weeks ended September 28, 2013, total impairment loss was $6,077. The Company recorded impairment losses on internally developed software and intangible assets of $4,832 and $1,245, respectively.

Note 4 – Property and Equipment, Net
The Company’s fixed assets are stated at cost less accumulated depreciation, amortization and impairment. Depreciation and amortization expense are provided for in amounts sufficient to relate the cost of depreciable and amortizable assets to operations over their estimated service lives. Depreciation and amortization expense for the thirteen weeks ended September 27, 2014 and September 28, 2013 was $2,213 and $2,472, respectively, including amortization expense of $119 and $119 for the thirteen weeks ended September 27, 2014 and September 28, 2013, respectively, for capital leased assets related to the LaSalle, Illinois facility (see sale-leaseback discussion below for details). Depreciation and amortization expense for the thirty-nine weeks ended September 27, 2014 and September 28, 2013 was $6,833 and $9,736, respectively, including amortization expense of $357 and $198 for the thirty-nine weeks ended September 27, 2014 and September 28, 2013, respectively, for capital leased assets related to the LaSalle, Illinois facility. The cost and related accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings.

The Company accounts for the impairment of property and equipment in accordance with ASC 360– Property, Plant and Equipment (“ASC 360’). During the second quarter of 2013, the Company identified adverse events related to the Company’s overall financial performance, including accelerating downward trend in the Company’s revenues and gross margin, which indicated that the carrying amount of certain property and equipment may not be recoverable. Given the indicators of impairment, the Company utilized the royalty savings method in determining the fair values, using a discount rate of 14.5% and royalty rate of 1.0%. Based on its analysis, the Company recognized an impairment loss on internally developed software of $4,832. Subsequent to the second quarter of 2013, there have not been events or circumstances that have resulted in an assessment by management of any indicators of further impairment. However, any future decline in the fair value of an asset group could result in future impairments.
Property and equipment consisted of the following at September 27, 2014 and December 28, 2013 (in thousands):

	September 27, 2014	December 28, 2013
Land	$630	$630
Building	8,877	8,877
Machinery and equipment	10,329	12,163
Computer software (purchased and developed) and equipment	58,876	55,383
Vehicles	250	264
Leasehold improvements	1,758	1,767
Furniture and fixtures	1,035	1,057
Construction in process	1,621	2,066
	83,376	82,207
Less accumulated depreciation, amortization and impairment	(66,055)	(62,544)
Property and equipment, net	$17,321	$19,663
On April 17, 2013, the Company’s wholly-owned subsidiary, Whitney Automotive Group, Inc. (“WAG”) sold its facility in LaSalle, Illinois for $9,750 pursuant to a purchase and sale agreement dated April 17, 2013 between WAG and STORE Capital Acquisitions, LLC. The Company used the net proceeds of $9,507 from this sale to reduce its revolving loan payable. Under the terms of the purchase and sale agreement, concurrently with the execution of the purchase and sale agreement and the closing of the sale of the property, the Company entered into a lease agreement with STORE Master Funding III, LLC (“STORE”) whereby the Company leased back the property for the continued use as an office, retail and warehouse facility for storage, sale and distribution of automotive parts, accessories and related items for 20 years commencing upon the execution of the lease and terminating on April 30, 2033. The related assets represent the amounts included in land and building in the summary above. The Company’s initial base annual rent is $853 for the first year (“Base Rent Amount”), after which the rental amount will increase annually on May 1 by the lesser of 1.5% or 1.25 times the change in the Consumer Price Index as published by the U.S. Department of Labor’s Bureau of Labor Statistics, except that in no event will the adjusted annual rental amount fall below the Base Rent Amount. The Company was not required to pay any security deposit. Under the terms of the lease, the Company is required to pay all taxes and required maintenance related to the LaSalle property, maintain certain levels of insurance and indemnify STORE for losses incurred that are related to the Company’s use or occupancy of the property. The lease was accounted for as a capital lease and the $376 excess of the net proceeds over the net carrying amount of the property is amortized in interest expense on a straight-line basis over the lease term of 20 years. As of September 27, 2014, the gross carrying value, the accumulated depreciation and the net carrying value of all capital leased assets included in property and equipment were $9,507, $673 and $8,834, respectively.
Construction in process primarily relates to the Company’s internally developed software (refer to caption “Website and Software Development Costs” in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations”). Certain of the Company’s net property and equipment were located in the Philippines as of September 27, 2014 and December 28, 2013, in the amount of $254 and $508, respectively.

Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes, at rates based on the following estimated useful lives:

Years
Facility subject to capital lease	20
Machinery and equipment	2 - 5
Computer software (purchased and developed)	2 - 3
Computer equipment	2 - 5
Vehicles	3 - 5
Leasehold improvements*	3 - 5
Furniture and fixtures	3 - 7

*    The estimated useful life is the lesser of 3-5 years or the lease term.

Note 5 –Intangible Assets, Net
Intangible assets consisted of the following at September 27, 2014 and December 28, 2013 (in thousands):

		September 27, 2014			December 28, 2013
	Useful Life	Gross Carrying Amount	Accumulated Amort. and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amort. and Impairment	Net Carrying Amount
Intangible assets subject to amortization:
Product design intellectual property (1)	4 years	$2,750	$(2,037)	$713	$2,750	$(1,842)	$908
Patent license agreements	3 - 5 years	537	(64)	$473	—	—	$—
Domain and trade names	10 years	1,199	(563)	$636	1,199	(506)	$693
Total		$4,486	$(2,664)	$1,822	$3,949	$(2,348)	$1,601

(1)	During the second quarter of 2013, based on the impairment analysis, the Company changed its estimated useful life for product design and intellectual property from 9 years to 4 years.
Intangible assets are amortized on a straight-line basis. Amortization expense relating to intangible assets for the thirteen weeks ended September 27, 2014 and September 28, 2013 was $106 and $86, respectively. Amortization expense relating to intangible assets for the thirty-nine weeks ended September 27, 2014 and September 28, 2013 was $316 and $299, respectively.
The following table summarizes the future estimated annual amortization expense for these assets over the next five years (in thousands):

2014	$115
2015	458
2016	458
2017	320
2018	162
Thereafter	309
Total	$1,822
Note 6 – Borrowings
In April 2012, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A. (“JPMorgan”), as sole lender and administrative agent entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provided for a revolving commitment in an aggregate principal amount of up to $40,000 (the “Credit Facility”), which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. In August 2013, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan entered into a third amendment to the Credit Agreement (“Third Amended Credit Agreement”) amending the Credit Agreement to, among other things, reduce the revolving commitment to $20,000 (which was subsequently increased to $25,000, see "Note 13 - Subsequent Events") and, upon satisfaction of certain conditions, provide that the Company has the right to increase the revolving commitment up to $40,000. On August 4, 2014, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan entered into a fourth Amendment to the Credit Agreement (“Fourth Amended Credit Agreement”) amending the Credit Agreement to, among other things, amend certain definitions to allow for additional add-backs to adjusted EBITDA for fiscal quarters ended June 28, 2014 and September 27, 2014.
The Credit Facility matures on April 26, 2017. At September 27, 2014, our outstanding revolving loan balance was $10,869. The customary events of default under the Credit Facility (discussed below) include certain subjective acceleration clauses, which management has determined the likelihood of such acceleration is more than remote. However, considering the recurring losses experienced by the Company, a current classification of our revolving loan payable was required.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.50%, or (b) an “alternate base rate” minus an applicable margin of 0.50%. Each applicable margin as set forth in the prior sentence is subject to increase or decrease by 0.25% per annum based upon the Company’s fixed charge coverage ratio. At September 27, 2014, the Company’s LIBOR based interest rate was 1.69% (on $10,350 principal) and the Company’s prime based rate was 2.75% (on $519 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.20% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than $6,000, as defined. The dominion period will continue until, during the preceding 60 consecutive days, no event of default existed and, excess availability has to be greater than $7,000 at all times. The Company’s excess availability was $7,149 at September 27, 2014. As of the date hereof, the cash dominion period has not been in effect; accordingly no principal payments are currently due.
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
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, fundamental changes, investments, dispositions, prepayment of other indebtedness, mergers, and dividends and other distributions. Concurrent with the Company’s issuance of Series A Convertible Preferred Stock (“Series A Preferred”), the Company, certain of its domestic subsidiaries and JPMorgan entered into a second amendment to the Credit Agreement (“Second Amended Credit Agreement”) amending the Credit Agreement to, among other things, allow the Company to pay cash dividends on the Series A Preferred in an aggregate amount of up to $400 per year and pay cash in lieu of issuing fractional shares upon conversion of or in payment of dividends on the Series A Preferred, each subject to certain restrictions set forth in the Second Amended Credit Agreement but without having to satisfy certain other conditions that would have otherwise applied to the payment of such dividends.

Under the Credit Agreement, the Company is not required to maintain a minimum fixed charge coverage ratio, unless excess availability is less than $6,000, as defined, whereby a ratio of 1.0 to 1.0 will be required (See also "Note 13 - Subsequent Events," which describes instances where other minimum fixed charges may apply). Events of default under the Credit Agreement include: failure to timely make payments due under the Credit Agreement; material misrepresentations or misstatements under the Credit Agreement and other related agreements; failure to comply with covenants under the Credit Agreement and other related agreements; certain defaults in respect of other material indebtedness; insolvency or other related events; certain defaulted judgments; certain ERISA-related events; certain security interests or liens under the loan documents cease to be, or are challenged by the Company or any of its subsidiaries as not being, in full force and effect; any loan document or any material provision of the same ceases to be in full force and effect; and certain criminal indictments or convictions of any Loan Party. As of September 27, 2014, the Company was in compliance with all covenants under the Credit Agreement.
As of September 27, 2014, the Company had total capital leases payable of $9,601. The present value of the net minimum payments on capital leases as of September 27, 2014 was as follows (in thousands):

Total minimum lease payments	$18,771
Less amount representing interest	(9,170)
Present value of net minimum lease payments	9,601
Current portion of capital leases payable	(209)
Capital leases payable, net of current portion	$9,392

Note 7 – Stockholders’ Equity and Share-Based Compensation
Common Stock
The Company has 100,000,000 shares of common stock authorized. We have never paid cash dividends on our common stock. The following issuances of common stock were made during the thirty-nine weeks ended September 27, 2014:

•	The Company issued 129 shares of common stock from option exercises under its various share-based compensation plans, as discussed below.

•	The Company issued 24 shares of common stock in payment of the quarterly dividend on the Series A Preferred on the dividend payment date of December 31, 2013 in the aggregate amount of $60.

•	The Company issued 19 shares of common stock in payment of the quarterly dividend on the Series A Preferred on the dividend payment date of March 31, 2014 in the aggregate amount of $59.

•	The Company issued 16 shares of common stock in payment of the quarterly dividend on the Series A Preferred on the dividend payment date of June 30, 2014 in the aggregate amount of $60.
Share-Based Compensation Plan Information
The following table summarizes the Company’s stock option activity for the thirty-nine weeks ended September 27, 2014, and details regarding the options outstanding and exercisable at September 27, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Options outstanding, December 28, 2013	5,320	$2.97
Granted	840	$2.32
Exercised	(129)	$2.06
Expired	(204)	$7.20
Forfeited	(383)	$1.80
Options outstanding, September 27, 2014	5,444	$2.81	6.52	$3,320
Vested and expected to vest at September 27, 2014	4,871	$2.91	6.21	$2,876
Options exercisable, September 27, 2014	3,242	$3.36	4.79	$1,592

(1)
These amounts represent the difference between the exercise price and the closing price of U.S. Auto Parts Network, Inc. stock on September 27, 2014 as reported on the NASDAQ National Market, for all options outstanding that have an exercise price currently below the closing price.

The weighted-average fair value of options granted during the thirty-nine weeks ended September 27, 2014 and September 28, 2013 was $1.34 and $0.68, respectively. The intrinsic value of stock options at the date of the exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During the thirty-nine weeks ended September 27, 2014 and September 28, 2013, the total intrinsic value of the exercised options was $147 and $4, respectively. The Company had $1,866 of unrecognized share-based compensation expense related to stock options outstanding as of September 27, 2014, which expense is expected to be recognized over a weighted-average period of 2.91 years.
Restricted Stock Units
During 2014, we granted an aggregate of 1,015 RSUs to certain employees of the Company. The RSUs were granted under the 2007 Omnibus Plan, and reduced the pool of equity instruments available under that plan.
Of the 1,015 RSU’s, 738 are time-based, which vest upon the completion of a pre-defined period of employment, ranging from one- to- two years. The remaining 277 RSUs are performance-based RSUs, the number of which that vest, if any, will be determined upon the achievement of certain pre-defined financial goals in fiscal year 2014. All awards are subject to the employee’s continued employment through applicable vesting dates. Some awards granted to certain executives may vest on an accelerated basis in part or in full upon the occurrence of certain events. The RSUs are accounted for as equity awards and are measured at fair value based upon the grant date price of our common stock. The closing price of our common stock on February 14, 2014, April 3, 2014 and August 1, 2014, the date of each grant, was $2.03, $2.93 and $3.17 per share, respectively. Compensation expense is recognized on a straight-line basis over the requisite service period of one-to-two years. Compensation expense for performance-based awards is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. As of September 27, 2014, the Company believes that it is probable that the performance criteria will be met on 171 RSUs of the 277 RSUs that are performance-based RSUs. As of September 27, 2014, 94 performance based RSUs were forfeited, resulting in a reduction in compensation expense by $107 for each of the thirteen and thirty-nine weeks ended September 27, 2014.

For the thirteen and thirty-nine weeks ended September 27, 2014, we recorded compensation expense of $382 and $926, respectively. As of September 27, 2014, there was unrecognized compensation expense of $1,205 related to unvested RSUs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.0 years.

Stock Option Exchange Program
In July 2013, the Company’s stockholders approved a proposed stock option exchange program for the exchange of certain outstanding stock options held by eligible employees for new options to purchase fewer shares. In August 2013, the Company commenced an offering to eligible employees to voluntarily exchange certain vested and unvested stock options with exercise prices above $4.00 per share at an exchange ratio of 3.5 to 1 to be granted following the expiration of the tender offer with exercise prices equal to the fair market value of one share of the Company’s common stock on the day the new options were issued. Stock options to purchase an aggregate of 3,733 shares with exercise prices ranging from $4.01 to $11.68 were eligible for tender at the commencement of the program. The Company’s non-employee directors were not eligible to participate in the program. The terms and conditions of the new options are subject to an entirely new four year vesting schedule where 25% will vest on the first anniversary, and the remaining 75% will vest monthly over the following 36 months. All new options have a ten years contractual term. The offer period for the stock option exchange ended in September 2013.
In September 2013, the Company accepted for exchange 3,475 eligible options to purchase common stock, with a weighted average exercise price of $6.65 for 45 eligible employees, and issued 993 unvested options to purchase shares of the Company’s common stock with an exercise price of $0.9866, the closing price of the Company’s common stock on that day. Using the Black-Scholes option pricing model, the Company determined that the fair value of the surrendered stock options on a grant-by-grant basis was lower than the fair value of the new stock options, as of the date of the exchange, resulting in incremental fair value of $422. The incremental fair value as a result of the stock option exchange and the remaining compensation expense associated with the surrendered stock options will be recorded as compensation expense over the 4 years vesting period of the new options.
The fair value of the surrendered stock options and the new stock options was estimated on the date of the exchange using the Black-Scholes option pricing model with the following assumptions:

	Surrendered Stock Options	New Stock Options
Expected life	1.93 – 6.87 years	5.84 years
Risk-free interest rate	0.5% – 2.4%	2.0%
Expected volatility	55% – 73%	72%
Expected dividend yield	—%	—%
Warrants
As of September 27, 2014, warrants to purchase 50 shares of common stock were outstanding and exercisable, 30 of which have an exercise price of $2.14 per share and expire on May 5, 2016, and 20 of which have an exercise price of $8.32 per share and expire on April 27, 2017. The warrants were issued in connection with the financial advisory services provided by a consultant to the Company. All warrants became fully vested in fiscal year 2012, and no warrants were exercised during the thirty-nine weeks ended September 27, 2014. The aggregate intrinsic value of outstanding and exercisable warrants was $15 as of September 27, 2014, which was calculated as the difference between the exercise price of underlying awards and the closing price of the Company’s common stock for warrants that were in-the-money.
Share-Based Compensation Expense

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for each of the periods ended:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Expected life	5.37 years	5.21 – 5.73 years	5.30 – 5.37 years	5.21 – 5.73 years
Risk-free interest rate	1.7%	1.4% – 1.8%	1.5% – 1.8%	1.0% – 1.8%
Expected volatility	62%	67% – 73%	62% – 68%	67% – 73%
Expected dividend yield	—%	—%	—%	—%

Share-based compensation from options, warrants and stock awards, is included in our consolidated statements of comprehensive operations, as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Marketing expense	$157	$77	$374	$230
General and administrative expense	424	191	1,051	693
Fulfillment expense	72	25	170	81
Technology expense	34	22	96	61
Total share-based compensation expense	$687	$315	$1,691	$1,065
The share-based compensation expense is net of amounts capitalized to internally-developed software of $65 and $40 during the thirteen weeks ended September 27, 2014 and September 28, 2013, respectively, and $142 and $188 during the thirty-nine weeks ended September 27, 2014 and September 28, 2013, respectively.
Under ASC 718, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures significantly differ from those estimates. The Company’s estimated forfeiture rates are calculated based on actual historical forfeitures experienced under our equity plans. The Company’s forfeiture rates were 16% to 34% for the thirty-nine weeks ended September 27, 2014 and September 28, 2013, respectively.
Note 8 – Net Loss Per Share
Net loss per share has been computed in accordance with ASC 260 Earnings per Share. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net loss per share:
Numerator:
Net loss	$(2,494)	$(1,399)	$(4,473)	$(14,309)
Dividends on Series A Convertible Preferred Stock	61	60	180	124
Net loss available to common shares	$(2,555)	$(1,459)	$(4,653)	$(14,433)
Denominator:
Weighted-average common shares outstanding (basic)	33,532	33,218	33,459	32,493
Common equivalent shares from common stock options and warrants	—	—	—	—
Weighted-average common shares outstanding (diluted)	33,532	33,218	33,459	32,493
Basic and diluted net loss per share	$(0.08)	$(0.04)	$(0.14)	$(0.44)
The weighted-average anti-dilutive securities, which are excluded from the calculation of diluted earnings per share due to the Company’s net loss position for the periods then ended (including securities that would otherwise be excluded from the calculation of diluted earnings per share due to the Company’s stock price), are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Common stock warrants	50	50	50	50
Series A Convertible Preferred Stock	4,150	4,150	4,150	2,110
Restricted stock units	815	—	760	—
Options to purchase common stock	5,694	6,619	5,681	7,079
Total	10,709	10,819	10,641	9,239

Common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented.
Note 9 – Income Taxes
As discussed in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations”, the Company applies the current U.S. GAAP on accounting for uncertain tax positions, which prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has greater than 50 percent likelihood of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of September 27, 2014, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense. The Company does not anticipate a significant change to the amount of unrecognized tax benefits within the next twelve months.
The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2010-2013 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2011-2013 remain open.
For the thirteen and thirty-nine weeks ended September 27, 2014, the effective tax rate for the Company was (0.6)% and (1.6)% respectively. The Company’s effective tax rate for the thirteen and thirty-nine weeks ended September 27, 2014 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses. For the thirteen and thirty-nine weeks ended September 28, 2013, the effective tax rate for the Company was (0.1)% and (0.6)%, respectively. The Company’s effective tax rate for the thirteen and thirty-nine weeks ended September 28, 2013 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses.

Note 10 – Commitments and Contingencies
Facilities Leases
The Company’s corporate headquarters are located in Carson, California. The Company’s corporate headquarters has an initial lease term of five years through October 2016, and optional renewals through January 2020. The Company also leased a warehouse in Carson, California, under a month to month agreement until July 29, 2014, when the warehouse was permanently closed as discussed in “Note 11 – Restructuring Costs”. The Company leases warehouse space in Chesapeake, Virginia under an agreement scheduled to expire in June 2016, renewable for an additional thirty-six months through June 2019. The Company’s Philippines subsidiary leases office space under a sixty-three months agreement through May 2015, renewable for an additional sixty months through April 2020. As of the date hereof, the Company has not committed to any facilities lease renewals.
Facility rent expense for the thirteen weeks ended September 27, 2014 and September 28, 2013 was $457 and $496, respectively. The Company’s facility rent expense was inclusive of amounts charged from a related party during the thirteen weeks ended September 27, 2014 and September 28, 2013 of $97 and $94, respectively. Facility rent expense for the thirty-nine weeks ended September 27, 2014 and September 28, 2013 was $1,532 and $1,670, respectively. The Company’s facility rent expense was inclusive of amounts charged from a related party in connection with the Company’s Carson Warehouse during the thirty-nine weeks ended September 27, 2014 and September 28, 2013 of $428 and $281, respectively.

The following table summarizes the future minimum lease payments under non-cancellable operating leases as of September 27, 2014 (in thousands):

2014	$378
2015	1,273
2016	785
Total	$2,436

Capital lease commitments as of September 27, 2014 were as follows (in thousands):

2014	$252
2015	1,010
2016	968
2017	909
2018	915
2019 onwards	14,717
Total minimum payments required	18,771
Less amount representing interest	(9,170)
Present value of minimum capital lease payments	$9,601
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
Note 11 – Restructuring Costs
Fiscal 2014
On June 25, 2014, the Company committed to a plan to permanently close its distribution facility located in Carson, California (the “Carson Distribution Facility”) on July 25, 2014. The Company consolidated the Carson Distribution Facility’s distribution and warehousing operations into the Company’s existing distribution facilities located in LaSalle, Illinois and Chesapeake, Virginia. This consolidation was part of the Company’s continued efforts for simplification and improved efficiencies. The closure of the Carson Distribution Facility resulted in a head count reduction of approximately 77 employees.
The following table summarizes the charges related to the restructure recognized during the thirteen and thirty-nine weeks ended September 27, 2014 (in thousands):

	Thirteen Weeks Ended	Thirty-nine Weeks Ended
	September 27, 2014	September 27, 2014
Employee severance	$—	$552
Accounts receivable allowance	—	73
Relocation costs (employee and equipment)	127	127
Inventory transfers	283	283
Total restructuring costs	$410	$1,035
The severance costs were included in fulfillment expense in the second quarter of fiscal 2014. As of September 27, 2014, $260 of severance liability was included in accrued expenses. The Company expects to pay the remaining severance during the fourth quarter of 2014. All relocation and inventory transfer costs were expensed and paid during the thirteen weeks ended September 27, 2014.

Substantially all of the unsold inventory in the Carson warehouse on the date of closure was moved to the remaining two warehouses. A charge for $130 was taken for inventory that was not deemed economical to transfer. Additionally, due to expected future capacity constraints, the Company reduced the sales price of certain inventory resulting in a charge of $348. The aggregate charge of $478 was recorded to cost of sales during the second quarter of 2014.
The timing and costs of the consolidation plan may vary from the Company’s current estimates based on many factors. The Company anticipates additional reductions in sales price of certain inventory in the fourth of 2014, however, the Company cannot reasonably estimate whether the reduction of such sales prices will result in additional inventory write downs. The Company may incur other charges not currently anticipated due to events that may occur as a result of, or associated with, the consolidation plan and related activities. All restructuring costs incurred in connection with the closure of the Carson Distribution Facility are included in the Base USAP reportable segment.
Fiscal 2013
As part of the Company’s initiatives to reduce labor costs and improve operating efficiencies in response to the challenges in the marketplace and general market conditions, we reduced our workforce in the first quarter and second quarter of 2013. We laid off 13 employees in the United States and 163 employees in the Philippines reducing our workforce by a total of 176 employees in the first quarter of 2013 and 15 employees in the second quarter of 2013. For the thirty-nine weeks ended September 28, 2013, severance charges of approximately $723 were recorded in marketing expense, general and administrative expense, fulfillment expense and technology expense for $394, $109, $58 and $162, respectively.

Note 12 – Segment information
As described in Note 1 above, the Company operates in two reportable segments identified as Base USAP, which is the core auto parts business, and AutoMD, an online automotive repair source of which the Company is a majority stockholder. Summarized segment information for our continuing operations from the two reportable segments for the periods presented is as follows (in thousands):

	Base USAP	AutoMD	Consolidated
Thirteen weeks ended September 27, 2014
Net sales	$67,885	$80	$67,965
Gross profit	18,334	80	18,414
Operating costs (1)	20,016	614	20,630
Loss from operations	(1,682)	(534)	(2,216)
Total assets, net of accumulated depreciation	71,856	1,828	73,684
Thirteen weeks ended September 28, 2013
Net sales	$61,655	$69	$61,724
Gross profit	17,838	69	17,907
Operating costs (1)	18,647	506	19,153
Loss from operations	(809)	(437)	(1,246)
Thirty-nine weeks ended September 27, 2014
Net sales	$212,717	$223	$212,940
Gross profit	59,312	223	59,535
Operating costs (1)	61,396	1,799	63,195
Loss from operations	(2,084)	(1,576)	(3,660)
Total assets, net of accumulated depreciation	71,856	1,828	73,684
Thirty-nine weeks ended September 28, 2013
Net sales	$194,756	$262	$195,018
Gross profit	56,396	262	56,658
Operating costs (1)	68,651	1,737	70,388
Loss from operations	(12,255)	(1,475)	(13,730)
Fifty-two weeks as of December 28, 2013
Total assets, net of accumulated depreciation	$67,039	$2,143	$69,182

(1)	Operating costs for AutoMD primarily consist of depreciation on fixed assets.
Note 13 – Subsequent Events
On October 8, 2014, AutoMD entered into a Common Stock Purchase Agreement (the “ Purchase Agreement”) to sell an aggregate of 7,000,000 shares of AutoMD common stock at a purchase price of $1.00 per share to four third-party investors. Following the sale, AutoMD ceased to be a wholly-owned subsidiary of the Company, with the Company now holding approximately 64.1% of AutoMD's outstanding common stock. The Company will continue to consolidate AutoMD for reporting purposes. Additionally, pursuant to the terms of the Purchase Agreement, the Company may be required to purchase 2,000,000 shares of AutoMD common stock at a purchase price of $1.00 per share, with such purchase to be triggered, if applicable, if during the two years following the closing date AutoMD fails to meet specified cash balances and numbers of approved auto repair shops submitting a quotation on AutoMD’s website.
In order to effect the transaction contemplated above, on October 8, 2014, the Company, certain of its domestic subsidiaries and JPMorgan entered into a Fifth Amendment to Credit Agreement and First Amendment to Pledge and Security Agreement, which amended the Credit Agreement previously entered into by the Company, certain of its domestic subsidiaries and JPMorgan on April 26, 2012 (as amended, the “ Credit Agreement ”) and the Pledge and Security Agreement previously entered into by the Company, certain of its domestic subsidiaries and JPMorgan on April 26, 2012. Pursuant to the Amendment, JPMorgan increased its revolving commitment from $20,000,000 to $25,000,000, which is subject to a borrowing base derived from certain receivables, inventory, property and pledged cash. In addition, the Company’s ability to perform certain contingent obligations set forth in the documents executed in connection with the Purchase Agreement is dependent on the Company satisfying certain contractual and financial tests, including, without limitation, (i) with respect to the purchase of 2,000,000 shares of AutoMD common stock described above, the Company having excess availability to borrow under the Credit Agreement of at least $4 million and the satisfaction of a minimum fixed charge coverage ratio of 1.25:1.0, (ii) with respect to the reimbursement of certain intellectual property litigation expenses incurred by AutoMD, which the Company could be required to do for a period of 3 years, the Company having excess availability to borrow under the Credit Agreement of at least $4 million, and (iii) with respect to the Company electing to purchase AutoMD common stock in connection with certain transfers not permitted under an investor rights agreement entered into by the Company or AutoMD electing to exercise its option to repurchase shares of its common stock under specific circumstances as contemplated by such investor rights agreement, the Company having excess availability to borrow under the Credit Agreement of at least $6 million and the satisfaction of a minimum fixed charge coverage ratio of 1.25:1.0. In addition, certain definitions were amended to allow for additional add-backs to adjusted EBITDA for fiscal quarters ended September 27, 2014 and January 5, 2014.

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

Acquisitions. From time to time, we have acquired and may in the future acquire businesses, websites, domain names, or other assets. We currently have no plans to pursue any acquisition opportunities in the near future. Our Credit Agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) currently restricts our ability to enter into any acquisitions without prior permission from JPMorgan.
To understand revenue generation through our network of e-commerce websites and online market places, we monitor several key business metrics, including the following:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Unique Visitors (millions) 1	29.4	32.3	90.5	104.1
E-commerce Orders (thousands)	491	459	1,520	1,501
Online Marketplace Orders (thousands)	243	188	799	542
Total Online Orders (thousands)	734	647	2,319	2,043
E-commerce Average Order Value	$113	$114	$111	$113
Online Marketplace Average Order Value	$65	$65	$65	$68
Total Online Average Order Value	$97	$100	$95	$101
Revenue Capture 1	83.9%	83.2%	84.9%	82.9%
Conversion 1	1.67%	1.42%	1.68%	1.45%

1 Excludes online marketplaces and media properties (e.g. AutoMD).
Unique Visitors: A unique visitor to a particular website represents a user with a distinct IP address that visits that particular website. We define the total number of unique visitors in a given month as the sum of unique visitors to each of our websites during that month. We measure unique visitors to understand the volume of traffic to our websites and to track the effectiveness of our online marketing efforts. The number of unique visitors has historically varied based on a number of factors, including our marketing activities and seasonality. Included in the unique visitors are mobile device based customers, who are becoming an increasing part of our business. Shifting consumer behavior and technology enhancements indicates that customers are becoming more inclined to purchase auto parts through their mobile devices. User sophistication and technological advances have increased consumer expectations around the user experience on mobile devices, including speed of response, functionality, product availability, security, and ease of use. We believe enhancements to online solutions specifically catering to mobile based shopping can result in an increase in the number of orders and revenues. We believe an increase in unique visitors to our websites can result in an increase in the number of orders. We seek to increase the number of unique visitors to our websites by attracting repeat customers and improving search engine marketing and other internet marketing activities. During the third quarter of 2014, our unique visitors decreased by 9.0% compared to the third quarter of 2013. We expect the total number of unique visitors to marginally improve during the fourth quarter of 2014, as we continue to address the challenges we are experiencing from changes search engines have made to the formulas, or algorithms, that they use to optimize their search results, as described in further detail under “Executive Summary” below.
Total Number of Orders: We monitor the total number of orders as an indicator of future revenue trends. Total orders were up by 13.4% in the third quarter of 2014 compared to the third quarter of 2013, with e-commerce and online marketplace orders improving by 7.0% and 29.3%, respectively. E-commerce orders improved through an increased conversion rate of our visitors to customers. The increase in online marketplace orders was primarily due to competitive pricing strategies. We expect the total number of orders to marginally improve in the fourth quarter of 2014 when compared to the same period in 2013. We recognize revenue associated with an order when the products have been delivered, consistent with our revenue recognition policy.
Average Order Value: Average order value represents our net sales on a placed orders basis for a given period of time divided by the total number of orders recorded during the same period of time. Average order value decreased by 3.0% in the third quarter of 2014, compared to the third quarter of 2013, with e-commerce and online marketplace orders decreasing by 0.9% and 0.0%, respectively. We expect this trend to continue in the fourth quarter of 2014 primarily due to increased competition, as described in further detail under “Executive Summary” below. We seek to increase the average order value as a means of increasing net sales. Average order values vary depending upon a number of factors, including the components of our product offering, the pricing, discounts offered, the order volume in certain online sales channels, macro-economic conditions, and the competition online.
Revenue Capture: Revenue capture is the amount of actual dollars retained after taking into consideration returns, credit card declines and product fulfillment. During the third quarter of 2014, our revenue capture increased by 0.7% to 83.9% compared to 83.2% in the third quarter of 2013. The increase in revenue capture was due to lower returns and credit card declines and improved product fulfillment in the third quarter of 2014 compared to the third quarter of 2013. We expect our revenue capture level to remain approximately the same in the fourth quarter of 2014 as we continue to improve our customers’ purchase experience.

Conversion: Conversion is the number of orders as a rate to the total number of unique visitors. This rate indicates how well we convert a visitor to a customer sales order. During the third quarter of 2014, our conversion improved by 17.6% to 1.67% compared to 1.42% in the third quarter of 2013.
Executive Summary
For the third quarter of 2014, the Company generated net sales of $67,965, compared with $61,724 for the third quarter of 2013, representing an increase of 10.1%. Net loss for the third quarter of 2014 was $2,494, or $0.08 per share. This compares to a net loss of $1,399, or $0.04 per share, for the third quarter of 2013. We generated income before interest expense, net, income tax provision, depreciation and amortization expense, amortization of intangible assets, plus share-based compensation expense, impairment losses and restructuring costs (“Adjusted EBITDA”) of $1,219 in the third quarter of 2014 compared to $1,760 in the third quarter of 2013. Adjusted EBITDA is presented because such measure is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income, as an indicator of the Company’s operating performance, or as an alternative to cash flows, as measures of the Company’s overall liquidity, as presented in the Company’s consolidated financial statements. Further, the Adjusted EBITDA measure shown for the Company may not be comparable to similarly titled measures used by other companies. Refer to the table presented below for reconciliation of net loss to Adjusted EBITDA.
Our Q3 2014 net sales consisted of online sales, representing 91.4% of the total (compared to 90.1% in Q3 2013), and offline sales, representing 8.6% of the total (compared to 9.9% in Q3 2013). The net sales increase was due to an increase of $6,512, or 11.7%, in online sales partially offset by a $270, or 4.4%, decrease in offline sales. The online sales channels growth is primarily the result of a $2,943, or 6.7%, increase in our e-commerce sales channels and a $3,366, or 30.8%, increase in our online marketplaces. The $2,943 increase in our e-commerce sales channels was driven by a 17.6% increase in conversion and partially offset by a 9.0% decrease in traffic and 0.9% decline in average order value. The $3,366 increase in our online marketplaces was driven by a 29.3% increase in orders. Our offline sales for the third quarter of 2014 decreased by $270, or 4.4%, to $5,829 compared to the third quarter of 2013. Going forward we anticipate the closure of the Carson Distribution Facility will have a negative impact on offline sales as we adjust to operating in Southern California without a warehouse. We estimate sales could drop by between $1.5 to $2.5 million during the fourth quarter of 2014. For additional details related to the Carson Distribution Facility closure, refer to “Note 11-Restructuring Costs” of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of this report.
Prior to the first quarter of fiscal 2014, year-over-year quarterly revenue declined for six consecutive quarters beginning in the third quarter of 2012. The highest decline occurred during the first quarter of 2013 (25%) as compared to the first quarter of 2012, and the least in the fourth quarter of 2013 compared to the fourth quarter of 2012 (5%). Quarterly revenue has increased year-over-year in each quarter of 2014. The table below presents quarterly revenues (in thousands) and the change in quarterly year-over-year revenues.

Thirteen weeks ended	Net sales	Year over year quarterly sales Thirteen weeks ended	Net sales	% increase (decline)
Mar 30, 2013	$65,405	Mar 31, 2012	$87,436	(25.2)%
Jun 29, 2013	$67,889	Jun 30, 2012	$80,719	(15.9)%
Sept 28, 2013	$61,724	Sept 29, 2012	$73,014	(15.5)%
Dec 28, 2013	$59,735	Dec 29, 2012	$62,848	(5.0)%
Mar 29, 2014	$68,028	Mar 30, 2013	$65,405	4.0%
Jun 28, 2014	$76,947	Jun 29, 2013	$67,889	13.3%
Sept 27, 2014	$67,965	Sept 28, 2013	$61,724	10.1%
Like most e-commerce retailers, our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. Historically, marketing through search engines provided the most efficient opportunity to reach millions of on-line auto part buyers. We are included in search results through paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our websites. Since 2013, we have decreased the amount we spent on paid search listings, as we have determined that it does not generate a sufficient amount of revenues to justify the expense. Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. We have had a history of success with our search engine marketing techniques, which gave our different websites preferred positions in search results. But search engines, like Google, revise their algorithms from time to time in an attempt to optimize their search results. Since 2011, Google has released changes to Google’s search results ranking algorithm aimed to lower the rank of certain sites and return other sites near the top of the search results based upon the quality of the particular site as determined by Google. Google made additional updates throughout fiscal year 2012 and 2013. We were negatively impacted by the changes in methodology for how Google displayed or selected our different websites for customer search results. This reduced our unique visitor count which adversely affected our financial results. Our unique visitor count decreased by 2.9 million, or 9.0%, for the third quarter of 2014 to 29.4 million unique visitors compared to 32.3 million unique visitors in the third quarter of 2013. We believe we were affected by these search engine algorithm changes due to the use of our product catalog across multiple websites. To address this issue we consolidated to a significantly smaller number of websites to ensure unique catalog content. As we are significantly dependent upon search engines for our website traffic, if we are unable to attract unique visitors, our business and results of operations will be harmed.
Barriers to entry in the automotive aftermarket industry are low, and current and new competitors can launch websites at a relatively low cost. We experienced significant competitive pressure from certain of our suppliers as they are now selling their products online. Since our suppliers have access to merchandise at very low costs, they were able to sell products at lower prices and maintain higher gross margins, thus our gross margin percentage was negatively impacted by the increased level of competition. Total orders for the third quarter of 2014 went up by 13.4% compared to the third quarter of 2013 while our average order value decreased by $3, or 3.0%, for the third quarter of 2014 to $97 compared to $100 in the third quarter of 2013 as a result of increased pricing competition. Our current and potential customers may decide to purchase directly from our suppliers. Continuing increased competition from our suppliers that have access to products at lower prices than us could result in reduced sales, lower operating margins, reduced profitability, loss of market share and diminished brand recognition. In addition, some of our competitors have used and may continue to use aggressive pricing tactics. We expect that competition will further intensify in the future as Internet use and online commerce continue to grow worldwide.
Total expenses, which primarily consisted of cost of sales and operating costs, increased during the third quarter of 2014 compared to the same period in 2013. Components of our cost of sales and operating costs are described in further detail under — “Basis of Presentation” below. Going forward we anticipate the closure of the Carson Distribution Facility will reduce cost of sales and certain operating expenses, specifically fulfillment which includes rent and personnel costs. We estimate expenses could drop by between $1.5 to $2.5 million during the fourth quarter of 2014. For additional details related to the Carson Distribution Facility closure, refer to “Note 11-Restructuring Costs” of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of this report.
Our personnel costs declined in the third quarter of 2014 compared to the third quarter of 2013. Our employees at the end of the third quarter of 2014 decreased to 1,028 as compared to 1,074 at the end of the third quarter of 2013. In 2014 and 2013, as part of the Company’s initiatives to reduce labor costs and improve operating efficiencies in response to the challenges in the marketplace and general market conditions, we reduced our workforce by 77 and 176 employees, respectively (for additional details, refer to “Note 11-Restructuring Costs” of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of this report). While we have and continue to undertake several initiatives to improve revenues and reduce the losses in 2014, if the downward revenue and loss trend observed in 2012 and 2013 occur in the final quarter of 2014, we may be required to further reduce our labor costs.
Revenues increased during the third quarter of 2014, when compared to the third quarter of 2013, and we expect our revenues to continue to improve for the fourth quarter of fiscal year 2014 when compared to the fourth quarter of fiscal year 2013. We expect to incur a net loss in fiscal year 2014 that is substantially less than the net losses incurred in fiscal year 2013 and 2012. If a downward trend experienced in 2012 and 2013 recurs and is more negative than we expect, it could severely impact our liquidity as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. Refer to “Liquidity and Capital Resources” section below for additional details. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If we do experience the downward trend in revenues and the net loss we experienced in 2012 and 2013 recurs because our strategies to return to positive sales growth and profitability are not successful or otherwise, and if we are not able to raise adequate additional financing or proceeds from additional asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations.

During the third quarter of 2014 we continued to make positive strides to pursue strategies to return to positive sales growth and profitability that we initiated during 2013:

•
We continue to work to return to positive e-commerce growth by providing unique catalog content and providing better content on our websites thereby improving our ranking on the search results. We expect this to increase unique visitors to our website and help us grow our revenues. We expect revenue trends to continue to improve for the final quarter of 2014 as compared to the final quarter of 2013.

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

•
We continue to work to becoming one of the best lowest priced options in the market. We expect this to help improve the conversion rate for our visitors to our website and grow our revenues. While revenues are expected to grow, based on our pricing strategy, we expect our gross margin percentage for the rest of fiscal 2014 to remain consistent with the third quarter of 2014, excluding the impact of the Carson closure. We expect to see improvements in our overall branded business due to our pricing strategy described above.

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
There are various macro-economic conditions may have a negative impact on our customers’ net worth, financial resources and disposable income. While macro-economic conditions have improved since 2008 and 2009, consumer confidence continues to fluctuate. These factors decrease the overall discretionary spending of our customers and we believe it becomes more likely that consumers will keep their current vehicles longer, thus will need replacement parts as a result of general wear and tear, and perform repair and maintenance in order to keep those vehicles well maintained. Although gas prices have been declining since July 2014, if gas prices begin to rise it could negatively impact the industry as consumers drive less and reduce the wear and tear on their vehicles. Given the nature of these factors, and the volatility of the overall economic environment, we cannot predict whether or for how long these trends will continue, nor can we predict to what degree these trends will impact us in the future.

Non-GAAP measures
Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the Securities Exchange Act of 1934, as amended, define and prescribe the conditions for use of certain non-GAAP financial information. We provide “Adjusted EBITDA,” which is a non-GAAP financial measure. Adjusted EBITDA consists of net income before (a) interest expense, net; (b) income tax provision; (c) depreciation and amortization expense; (d) amortization of intangible assets; (e) share-based compensation expense; and (f) restructuring costs.
The Company believes that this non-GAAP financial measure provides important supplemental information to management and investors. This non-GAAP financial measure reflects an additional way of viewing aspects of the Company’s operations that, when viewed with the GAAP results and the accompanying reconciliation to corresponding GAAP financial measures, provides a more complete understanding of factors and trends affecting the Company’s business and results of operations.
Management uses Adjusted EBITDA as a measure of the Company’s operating performance because it assists in comparing the Company’s operating performance on a consistent basis by removing the impact of items not directly resulting from core operations. Internally, this non-GAAP measure is also used by management for planning purposes, including the preparation of internal budgets; for allocating resources to enhance financial performance; for evaluating the effectiveness of operational strategies; and for evaluating the Company’s capacity to fund capital expenditures and expand its business. The Company also believes that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of companies in our industry. Additionally, lenders or potential lenders use Adjusted EBITDA to evaluate the Company’s ability to repay loans.
This non-GAAP financial measure is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. Management strongly encourages investors to review the Company’s consolidated financial statements in their entirety and to not rely on any single financial measure. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. In addition, the Company expects to continue to incur expenses similar to the non-GAAP adjustments described above, and exclusion of these items from the Company’s non-GAAP measures should not be construed as an inference that these costs are unusual, infrequent or non-recurring.
The table below reconciles net loss to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Consolidated
Net loss	$(2,494)	$(1,399)	$(4,473)	$(14,309)
Interest expense, net	283	285	774	696
Income tax provision	15	1	68	91
Amortization of intangibles	106	86	316	299
Depreciation and amortization	2,213	2,472	6,833	9,736
EBITDA	123	1,445	3,518	(3,487)
Share-based compensation	686	315	1,691	1,065
Impairment loss on property and equipment	—	—	—	4,832
Impairment loss on intangible assets	—	—	—	1,245
Inventory write-down related to Carson closure (2)	—	—	478	—
Restructuring costs (1)	410	—	1,035	723
Adjusted EBITDA	$1,219	$1,760	$6,722	$4,378

(1)
We incurred restructuring costs in the first quarter of 2013 and the second quarter 2014, related to the Company’s initiatives to reduce labor costs and improve operating efficiencies in response to the challenges in the marketplace and general market conditions. Refer to “Note 11 – Restructuring Costs” of our Notes to Consolidated Financial Statements for additional details.

(2)
As a result of the closure of the Carson warehouse, the Company expects that the remaining warehouses may reach capacity constraints when inventory levels peak in late winter/early spring. To mitigate this risk, the Company has reduced the sales price of certain inventory in an effort to reduce inventory levels. Additional charges were incurred related to inventory that was not deemed economical to transfer to the remaining warehouses. Refer to “Note 11 – Restructuring Costs” of our Notes to Consolidated Financial Statements for additional details.

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

Segment Data
The Company operates in two reportable segments identified as Base USAP, which is the core auto parts business, and AutoMD, an online automotive repair source of which the Company is a majority stockholder. Summarized segment information for our continuing operations from the two reportable segments for the periods presented is as follows (in thousands):

	Base USAP	AutoMD	Consolidated
Thirteen weeks ended September 27, 2014
Net sales	$67,885	$80	$67,965
Gross profit	18,334	80	18,414
Operating costs (1)	20,016	614	20,630
Loss from operations	(1,682)	(534)	(2,216)
Total assets, net of accumulated depreciation	71,856	1,828	73,684
Thirteen weeks ended September 28, 2013
Net sales	$61,655	$69	$61,724
Gross profit	17,838	69	17,907
Operating costs (1)	18,647	506	19,153
Loss from operations	(809)	(437)	(1,246)
Thirty-nine weeks ended September 27, 2014
Net sales	$212,717	$223	$212,940
Gross profit	59,312	223	59,535
Operating costs (1)	61,396	1,799	63,195
Loss from operations	(2,084)	(1,576)	(3,660)
Total assets, net of accumulated depreciation	71,856	1,828	73,684
Thirty-nine weeks ended September 28, 2013
Net sales	$194,756	$262	$195,018
Gross profit	56,396	262	56,658
Operating costs (1)	68,651	1,737	70,388
Loss from operations	(12,255)	(1,475)	(13,730)
Fifty-two weeks as of December 28, 2013
Total assets, net of accumulated depreciation	$67,039	$2,143	$69,182

(1)	Operating costs for AutoMD primarily consist of depreciation on fixed assets.

Results of Operations
The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.9	71.0	72.0	70.9
Gross profit	27.1	29.0	28.0	29.1
Operating expenses:
Marketing	15.1	15.2	14.7	16.3
General and administrative	5.5	6.9	5.9	7.0
Fulfillment	7.7	6.8	7.2	7.5
Technology	1.8	2.0	1.7	2.1
Amortization of intangible assets	0.2	0.1	0.1	0.1
Impairment loss on property and equipment	—	—	—	2.5
Impairment loss on intangible assets	—	—	—	0.6
Total operating expenses	30.3	31.0	29.6	36.1
Loss from operations	(3.2)	(2.0)	(1.6)	(7.0)
Other income (expense):
Other income, net	—	0.2	—	0.1
Interest expense	(0.4)	(0.5)	(0.4)	(0.4)
Total other expense, net	(0.4)	(0.3)	(0.4)	(0.3)
Loss before income taxes	(3.6)	(2.3)	(2.0)	(7.3)
Income tax provision	—	—	—	—
Net loss	(3.6)%	(2.3)%	(2.0)%	(7.3)%
Thirteen and Thirty-Nine Weeks Ended September 27, 2014 Compared to the Thirteen and Thirty-Nine Weeks Ended September 28, 2013
Net Sales and Gross Margin

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands)
Net sales	$67,965	$61,724	$212,940	$195,018
Cost of sales	49,551	43,817	153,405	138,360
Gross profit	$18,414	$17,907	$59,535	$56,658
Gross margin	27.1%	29.0%	28.0%	29.1%
Net sales increased $6,241, or 10.1%, for the third quarter of 2014 compared to the third quarter of 2013. Our net sales consisted of online sales, representing 91.4% of the total for the third quarter of 2014 (compared to 90.1% in the third quarter of 2013), and offline sales, representing 8.6% of the total for the third quarter of 2014 (compared to 9.9% in the third quarter of 2013). The net sales increase was primarily due to an increase of $6,512, or 11.7%, in online sales. Online sales increased primarily due to an increase of 17.6% in conversion, partially offset by a 9.0% reduction in unique visitors, and a decline in average order value by 3.0%. The decrease in unique visitors was due to the negative impact from customer traffic losses as a result of changes search engines have made to the algorithms that they use to optimize their search results. Also, our revenues were negatively impacted by the increased competition as described in further detail under “Executive Summary” above. Our offline sales, which consist of our Kool-Vue™ and wholesale operations, decreased by $270, or 4.4%, compared to the same quarter last year. Going forward we anticipate the closure of the Carson Distribution Facility will have a negative impact on offline sales as we adjust to operating in Southern California without a warehouse. We estimate sales could continue to drop by between $1.5 to $2.5 million during the fourth quarter of 2014. For additional details related to the Carson Distribution Facility closure, refer to “Note 11-Restructuring Costs” of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of this report.
Net sales increased $17,922, or 9.2%, for the thirty-nine weeks ended September 27, 2014 (“YTD Q3 2014”), compared to the thirty-nine weeks ended September 28, 2013 (“YTD Q3 2013”). Our YTD Q3 2014 net sales consisted of online sales, representing 90.8% of the total (compared to 90.3% in 2013), and offline sales, representing 9.2% of the total (compared to 9.7% in 2013). The net sales increase was primarily due to a $17,205, or 9.8%, increase in online sales, which resulted from an increase of 2.4% in revenue capture.
Gross profit increased $507, or 2.8%, in the third quarter of 2014 compared to the third quarter of 2013. Gross margin rate decreased 1.9% to 27.1% in the third quarter of 2014 compared to 29.0% in the third quarter of 2013. For YTD Q3 2014, gross profit increased $2,877, or 5.1%, compared to YTD Q3 2013. Gross margin rate decreased 1.1% to 28.0% in YTD Q3 2014 compared to 29.1% in YTD Q3 2013. Gross margin rate decreased for the thirteen and thirty-nine weeks ended September 27, 2014 compared to the prior year periods primarily due to reduced margins from online sales. Gross margin from online sales was unfavorably impacted by increased competition in the marketplace as certain of our suppliers are now selling directly to consumers online. Additionally, purchase discounts as a percentage of net sales increased by 0.2% and freight expense as a percentage of net sales increased by 1.1% for the thirteen weeks ended September 27, 2014 compared to the same period last year. For the thirty-nine weeks ended September 27, 2014, purchase discounts as a percentage of net sales increased by 0.2% and freight expense as a percentage of net sales increased by 0.8% compared to the same period last year.
Marketing Expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands)
Marketing expense	$10,278	$9,385	$31,356	$31,762
Percent of net sales	15.1%	15.2%	14.7%	16.3%
Total marketing expense increased $893, or 9.5%, for the third quarter of 2014 compared to the third quarter of 2013. Online advertising expense, which includes catalog costs, was $4,458, or 7.2%, of online sales compared to $4,000, or 7.2%, of online sales for the prior year period. Online advertising expense increased primarily due to our non-catalog online adverting expenses, which includes listing and placement fees paid to commercial and search engine websites, of $3,857, or 5.7%, of net sales. Marketing expense, excluding online advertising, was $5,821, or 8.6%, of net sales compared to $5,385, or 8.7%, of net sales for the same period last year. The increase was primarily due to higher labor cost of $346. As a percent of sales, total marketing expense has continued to decrease through more efficient advertising spend that has led to higher conversion rates.
Total marketing expense decreased $406, or 1.3%, for YTD Q3 2014 compared to YTD Q3 2013. Online advertising expense, which includes catalog costs, was $13,860 or 7.2%, of online sales for YTD Q3 2014, compared to $12,908, or 7.3%, of online sales for YTD Q3 2013. Online advertising expense increased primarily due to our non-catalog online adverting expenses, which includes listing and placement fees paid to commercial and search engine websites, of $12,152, or 5.7%, of net sales. Marketing expense, excluding online advertising, was $17,496, or 8.2%, of net sales for YTD Q3 2014, compared to $18,854, or 9.7%, of net sales for YTD Q3 2013. The decline was primarily due to lower depreciation and amortization expense of $1,333 and lower marketing overhead costs of $315. As a percent of total sales, total marketing expense was down 1.6% for YTD Q3 2014 compared to YTD Q3 2013. The decrease relates to the twenty-six weeks ended June 28, 2014 when compared to the same period in 2013 as a result of the Company shifting its marketing strategy in Q3 2013 which resulted in more efficient spending and improved conversion rates which has carried over into fiscal 2014.

General and Administrative Expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands)
General and administrative expense	$3,762	$4,261	$12,532	$13,626
Percent of net sales	5.5%	6.9%	5.9%	7.0%
General and administrative expense decreased $499, or 11.7%, and $1,094, or 8.0%, for the third quarter of 2014 and YTD Q3 2014, compared to the third quarter of 2013 and YTD Q3 2013, respectively. The decrease of $499 for Q3 2014 compared to Q3 2013, was primarily due to lower depreciation and amortization expense.
The decrease of $1,094 for the thirty-nine weeks weeks ended September 27, 2014 compared to the same period last year was primarily due to lower compensation costs of $421, lower depreciation and amortization expense of $453 and lower overhead costs of $296 which were partially offset by higher merchant fees of $251.
Fulfillment Expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands)
Fulfillment expense	$5,256	$4,217	$15,351	$14,589
Percent of net sales	7.7%	6.8%	7.2%	7.5%
Fulfillment expense increased by 24.6%, and $1,039, and increased by 5.2% and $762, for the third quarter of 2014 and YTD Q3 2014, compared to the third quarter of 2013 and YTD Q3 2013, respectively. The increase for the third quarter of 2014 compared to the third quarter of 2013 was primarily due to higher temporary labor and overhead of $583 and $221, respectively, related to the transfer of inventory from the Carson warehouse to our other two distribution centers. The year to date increase was primarily due to an increase in variable wages of $1,097 due to increased sales volume and inventory transfers from Carson to our other two distribution centers, and a $660 increase in overhead related to restructuring charges which were partially offset by lower depreciation and amortization expense of $1,117.
Technology Expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands)
Technology expense	$1,228	$1,204	$3,640	$4,035
Percent of net sales	1.8%	2.0%	1.7%	2.1%
Technology expense increased $24, or 2.0%, and decreased $395, or 9.8%, for the third quarter of 2014 and YTD Q3 2014, compared to the third quarter of 2013 and YTD Q3 2013, respectively. The year to date decrease was primarily due to lower computer support costs and one time severance costs that were recorded in the second quarter of 2013.
Amortization of Intangible Assets

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands)
Amortization of intangible assets	$106	$86	$316	$299
Percent of net sales	0.2%	0.1%	0.1%	0.1%
Amortization of intangibles increased 23.3% and 5.7%, for the third quarter of 2014 and YTD Q3 2014, compared to the third quarter of 2013 and YTD Q3 2013, respectively. The increase during both periods was due to purchases of intangible assets during fiscal 2014.

Impairment Loss on Property and Equipment

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands)
Impairment loss on property and equipment	$—	$—	$—	$4,832
Percent of net sales	—%	—%	—%	2.5%
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
Impairment Loss on Intangible Assets

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands)
Impairment loss on intangible assets	$—	$—	$—	$1,245
Percent of net sales	—%	—%	—%	0.6%

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
Total Other Expense, Net

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands)
Other expense, net	$(263)	$(152)	$(745)	$(488)
Percent of net sales	(0.4)%	(0.3)%	(0.4)%	(0.3)%
Total other expense, net increased $111, or 73.0%, and $257, or 52.7%, for the third quarter of 2014 and YTD Q3 2014, compared to the third quarter of 2013 and YTD Q3 2013, respectively. Other income, which partially offsets other expenses fell by $175 for YTD Q3 2014 compared to YTD Q3 2013.

Income Tax Provision

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
(in thousands)
Income tax provision	$15	$1	$68	$91
Percent of net sales	—%	—%	—%	—%
For the thirteen and thirty-nine weeks ended September 27, 2014, the effective tax rate for the Company was (0.6)% and (1.6)%, respectively. The Company’s effective tax rate for the thirteen and thirty-nine weeks ended September 27, 2014 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses. For the thirteen and thirty-nine weeks ended September 28, 2013, the effective tax rate for the Company was (0.1)% and (0.6%), respectively. The Company’s effective tax rate for the thirteen and thirty-nine weeks ended September 28, 2013 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses and the increase in deferred tax liabilities related to tax deductible indefinite-lived intangible assets.

Foreign Currency
The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations. See additional information in “Foreign Currency Risk” below in Item 3.
Liquidity and Capital Resources
Sources of Liquidity
During the thirty-nine weeks ended September 27, 2014, we funded our operations with cash generated from operations as well as through borrowing under our credit facility. During the thirty-nine weeks ended September 28, 2013, we funded our operations with cash generated from operations, the net proceeds from the issuance of Series A convertible preferred stock (“Series A Preferred”) and common stock, and the sale leaseback of our LaSalle, Illinois facility, as well through borrowing under our credit facility. We had cash of $1,255 and short-term investments of $39 as of September 27, 2014, representing a $437 increase from $818 of cash as of December 28, 2013 and a $8 decrease from $47 of short-term investments as of December 28, 2013. Based on our current operating plan, we believe that our existing cash, investments, cash flows from operations and debt financing will be sufficient to finance our operational cash needs through at least the next twelve months.
As of September 27, 2014, our credit facility provides for a revolving commitment of up to $20,000 (raised to $25,000 on October 8, 2014, see “Debt and Available Borrowing Resources” below for further details). However, upon satisfaction of certain conditions, we have the option to increase the revolving commitments up to and above $40,000.
In April 2013, we used the net proceeds of $9,500 from the sale of our facility in LaSalle, Illinois to reduce our revolving loan payable. Refer to “Note 4 – Property and Equipment, Net” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for additional details.
In August 2014, we filed a shelf registration statement covering the offer and sale of up to $100,000 of common stock with the SEC. The shelf registration was declared effective by the SEC on August 20, 2014. The terms of any offering under our shelf registration statement will be determined at the time of the offering and disclosed in a prospectus supplement filed with the SEC. The shelf registration expires on August 20, 2017. On March 27, 2013, the Company agreed to sell up to 2,050,000 shares of its common stock at a purchase price per share of $1.09 for aggregate proceeds to the Company of approximately $2,200 in an offering under the Company’s previous shelf registration statement that expired on August 10, 2014. The transaction closed on April 3, 2013 and the Company used the net proceeds to reduce its revolving loan payable. Refer to “Note 7 – Stockholders’ Equity and Share-Based Compensation “ of our Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for additional details. In March 2013, the Company authorized the issuance of 4,149,997 shares of Series A Preferred and entered into a Securities Purchase Agreement pursuant to which the Company agreed to sell up to an aggregate of 4,149,997 shares of our Series A Preferred, $0.001 par value per share at a purchase price per share of $1.45 for aggregate proceeds to the Company of approximately $6,000. The Company incurred issuance costs of approximately $847 and used the net proceeds from the sale of the Series A Preferred to reduce its revolving loan payable. Refer to “Note 7 – Stockholders’ Equity and Share-Based Compensation” of our Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for additional details.

Working Capital
As of September 27, 2014 and December 28, 2013, our working capital was $9,443 and $9,761, respectively. Our credit facility consists of a five-year revolving loan with available funds of up to $20,000 (raised to $25,000 on October 8, 2014, see “Debt and Available Borrowing Resources” below for further details) subject to a borrowing base derived from certain of our receivables, inventory and property and pledged cash (see further discussion in “Debt and Available Borrowing Resources” below). Our revolving loan does not require principal payments, however it is classified as current due to certain U.S. GAAP requirements (see “Debt and Available Borrowing Resources” below for further details). The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows
The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the thirty-nine weeks ended September 27, 2014 and September 28, 2013 (in thousands):

	Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013
Net cash provided by (used in) operating activities	$710	$(1,919)
Net cash used in investing activities	(4,466)	(6,747)
Net cash provided by financing activities	4,190	8,739
Effect of exchange rate changes on cash	3	(4)
Net change in cash and cash equivalents	$437	$69
Operating Activities
Cash provided by operating activities is primarily comprised of net loss, adjusted for non-cash activities such as depreciation and amortization expense, impairment losses, amortization of intangible assets and share-based compensation expense. These non-cash adjustments represent charges reflected in net loss and, therefore, to the extent that non-cash items increase or decrease our operating results, there will be no corresponding impact on our cash flows. Net loss adjusted for non-cash adjustments to operating activities was $4,467 for the thirty-nine weeks ended September 27, 2014 (adjusted for non-cash charges primarily related to share-based compensation expense of $1,691 and depreciation and amortization expense of $6,833), compared to $3,030 for the thirty-nine weeks ended September 28, 2013 (adjusted for non-cash charges primarily consisting of impairment losses of $6,077 and depreciation and amortization expense of $9,736). After excluding the effects of the non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities.

•
Accounts receivable decreased to $3,958 at September 27, 2014 from $5,029 at December 28, 2013, resulting in a decrease in operating assets and reflecting a cash inflow of $1,071 for the thirty-nine weeks ended September 27, 2014. Accounts receivable decreased primarily due to a $521 improvement in cash collections on wholesale receivables, a $300 release of holdback reserve, and collection of $229 related to foreign taxes receivable . For the thirty-nine weeks ended September 28, 2013, cash inflow related to the change in accounts receivable was $2,536.

•
Inventory increased to $44,816 at September 27, 2014 from $36,986 at December 28, 2013, resulting in an increase in operating assets and reflecting a cash outflow of $7,830 for the thirty-nine weeks ended September 27, 2014. We expect to maintain our current level of our inventory during the fourth quarter of 2014. For the thirty-nine weeks ended September 28, 2013, cash inflow related to the change in inventory was $2,550.

•
Accounts payable and accrued expenses increased to $28,617 at September 27, 2014 compared to $25,628 at December 28, 2013, resulting in an increase in operating liabilities and reflecting a cash inflow of $2,869 for the thirty-nine weeks ended September 27, 2014. Accounts payable and accrued expenses increased primarily due to the increase in accounts payable of $2,046 and a $861 increase in payroll related accruals. Accounts payable and accrued expenses could fluctuate in future periods due to the amount of our revenues and the related purchases and the timing of our payments. For the thirty-nine weeks ended September 28, 2013, cash outflow related to the change in accounts payable and accrued expenses was $10,303.

Investing Activities
For the thirty-nine weeks ended September 27, 2014 and September 28, 2013, net cash used in investing activities was primarily the result of increases in property and equipment ($4,292 and $6,679, respectively), which are mainly related to capitalized website and software development costs. We expect our capital expenditures to decrease over the next twelve months as we attempt to reduce capital expenditures to bolster our ability to satisfy our operational cash needs.
Financing Activities
For the thirty-nine weeks ended September 27, 2014, net cash provided by financing activities was primarily due to net draws made on our revolving loan payable of $4,095, which was used to increase our inventory levels. For the thirty-nine weeks ended September 28, 2013, net cash provided by financing activities was primarily due to gross proceeds received from the issuance of Series A Preferred of $6,017 and common stock of $2,235, and proceeds from the sale leaseback of our LaSalle, Illinois facility for $9,584, partially offset by the net payments made on outstanding debt, totaling $7,923.

On March 25, 2013, the Company authorized the issuance of 4,149,997 shares of Series A Preferred and entered into a Securities Purchase Agreement pursuant to which the Company agreed to sell up to an aggregate of 4,149,997 shares of our Series A Preferred, $0.001 par value per share, at a purchase price per share of $1.45 for aggregate proceeds to the Company of $6,017. We incurred issuance costs of $847. The Company used the net proceeds from the sale of the Series A Preferred to reduce its revolving loan payable. Dividends on the Series A Preferred are payable quarterly at a rate of $0.058 per share per annum in cash, in shares of common stock or in any combination of cash and common stock as determined by the Company’s Board of Directors. Concurrent with the Company’s issuance of Series A Preferred, the Company, certain of its wholly-owned domestic subsidiaries and JPMorgan entered into a Second Amended Credit Agreement to allow the Company to pay cash dividends on the Series A Preferred in an aggregate amount of up to $400 per year and pay cash in lieu of issuing fractional shares upon conversion of or in payment of dividends on the Series A Preferred. A cash dividend payment of $61 was accrued as of September 27, 2014 and paid on September 30, 2014. Refer to “Note 6 – Borrowings” and “Note 7 – Stockholders’ Equity and Share-Based Compensation” of our Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for additional details.
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
On April 17, 2013, our wholly-owned subsidiary, WAG sold our facility in LaSalle, Illinois for $9,750. The Company used the net proceeds of $9,507 from this sale to reduce its revolving loan payable. Under the terms of the purchase and sale agreement, simultaneously with the execution of the purchase and sale agreement and the closing of the sale of the property, we entered into a lease agreement whereby we leased back the property for our continued use as an office, retail and warehouse facility for storage, sale and distribution of automotive parts, accessories and related items for 20 years commencing upon the execution of the lease and terminating on April 30, 2033. The Company’s initial base annual rent is $853 for the first year subject to an annual increase by the lesser of 1.5% or 1.25 times the change in the Consumer Price Index. In May 2014, the base rent increased to $866 for the next twelve months, payable in monthly installments of $72. The lease was accounted for as a capital lease and the $376 excess of the net proceeds over the net carrying amount of the property is amortized on a straight-line basis over the lease term of 20 years. Refer to “Note 4 – Property and Equipment, Net” of our Notes to Consolidated Financial Statements included in Part I, Item 1of this report for additional details.
Debt and Available Borrowing Resources
Total debt was $20,470 as of September 27, 2014 (comprised of capital lease payable and revolving loan payable), compared to $16,555 (comprised of capital lease payable and revolving loan payable) as of December 28, 2013. The increase was due to net debt draws made on our revolving loan payable.
In April, 2012, the Company, certain of its domestic subsidiaries and JPMorgan, as sole lender and administrative agent entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving commitment in an aggregate principal amount of up to $40 million, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. The Credit Facility matures on April 26, 2017. At September 27, 2014, our outstanding revolving loan balance was $10,869. The customary events of default under the Credit Facility include certain subjective acceleration clauses. Management has determined the likelihood of such acceleration is more than remote, considering the recurring losses experienced by the Company, therefore a current classification of our revolving loan payable in our consolidated balance sheet was required. On August 2, 2013, we entered into a Third Amended Credit Agreement amending the Credit Agreement to, among other things, reduce the revolving commitment in an aggregate principal amount of up to $20,000. On August 4, 2014, the Company, certain of its domestic subsidiaries and JPMorgan entered into a Fourth Amended Credit Agreement amending the Credit Agreement to, among other things, amend certain definitions to allow for additional add-backs to adjusted EBITDA for fiscal quarters ended June 28, 2014 and September 27, 2014.
On October 8, 2014, the Company, certain of its domestic subsidiaries and JPMorgan entered into a Fifth Amendment to Credit Agreement and First Amendment to Pledge and Security Agreement, which amended the Credit Agreement previously entered into by the Company, certain of its domestic subsidiaries and JPMorgan on April 26, 2012 (as amended, the “ Credit Agreement ”) and the Pledge and Security Agreement previously entered into by the Company, certain of its domestic subsidiaries and JPMorgan on April 26, 2012. Pursuant to the Amendment, JPMorgan increased its revolving commitment from $20,000 to $25,000, which is subject to a borrowing base derived from certain receivables, inventory, property and pledged cash. In addition, the Company’s ability to perform certain contingent obligations set forth in the documents executed in connection with the Purchase Agreement is dependent on the Company satisfying certain contractual and financial tests, including, without limitation, (i) with respect to the purchase of 2,000,000 shares of AutoMD common stock described above, the Company having excess availability to borrow under the Credit Agreement of at least $4 million and the satisfaction of a minimum fixed charge coverage ratio of 1.25:1.0, (ii) with respect to the reimbursement of certain intellectual property litigation expenses incurred by AutoMD, which the Company could be required to do for a period of three years, the Company having excess availability to borrow under the Credit Agreement of at least $4 million, and (iii) with respect to the Company electing to purchase AutoMD common stock in connection with certain transfers not permitted under an investor rights agreement entered into by the Company or AutoMD electing to exercise its option to repurchase shares of its common stock under specific circumstances as contemplated by such investor rights agreement, the Company having excess availability to borrow under the Credit Agreement of at least $6 million and the satisfaction of a minimum fixed charge coverage ratio of 1.25:1.0. In addition, certain definitions were amended to allow for additional add-backs to adjusted EBITDA for fiscal quarters ended September 27, 2014 and January 5, 2014.
Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.50%, or (b) an “alternate base rate” minus an applicable margin of 0.50%. Each applicable margin as set forth in the prior sentence is subject to increase or decrease by 0.25% per annum based upon the Company’s fixed charge coverage ratio. At September 27, 2014, the Company’s LIBOR based interest rate was 1.69% (on $10,350 principal) and the Company’s prime based rate was 2.75% (on $519 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.20% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than $6 million at any time, as defined, and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $7 million at all times. On March, 2013, we entered into a first amendment to the previously entered Credit Agreement. The First Amended Credit Agreement includes an amendment to the definition of covenant testing trigger that reduced the 60 consecutive days to 45 consecutive days and the excess availability decreased from $7 million to $6 million. The Company’s excess availability was $7,149 at September 27, 2014. By amendment to the Credit Agreement, the Company, subject to the satisfaction of certain conditions, also has the right to request increases to the revolving commitments up to and above $60 million. The Company, to date, has not requested such increases. As of September 27, 2014, the Company was in compliance with all covenants under the Credit Agreement.
Our Credit Facility is subject to a borrowing base derived from certain of our receivables, inventory and property and pledged cash. In the event that components of the borrowing base are adversely affected for any reason, including adverse market conditions or downturns in general economic conditions, we could be restricted in the amount of funds we can borrow under the Credit Facility. Furthermore, in the event that components of the borrowing base decrease to a level below the amount of loans then-outstanding under the Credit Facility, we could be required to immediately repay loans to the extent of such shortfall. If we became unable to borrow under the Credit Facility, or are required to immediately repay loans under the Credit Facility, our liquidity and capital resources and ability to operate our business could be severely impacted, which would have a material adverse effect on our financial condition and results of operations. In those events, we may need to sell additional assets or seek additional equity or additional debt financing. There can be no assurance in those circumstances that we would be able to raise such additional financing or engage in such additional asset sales on acceptable terms, or at all. If we are not able to raise adequate additional financing or proceeds from additional asset sales to continue to fund our operations as planned in those circumstances, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations.

The Borrowers under the Credit Agreement may voluntarily prepay the loans at any time without payment of a premium. The Borrowers are required to make mandatory prepayments of the loans (without payment of a premium) with net cash proceeds received upon the occurrence of certain “prepayment events,” which include certain sales or other dispositions of collateral, certain casualty or condemnation events, certain equity issuances or capital contributions, and the incurrence of certain debt. On April 17, 2013, the Company’s wholly-owned subsidiary, WAG closed the sale of its facility in LaSalle, Illinois for $9,750 pursuant to the purchase and sale agreement dated April 17, 2013 between WAG and STORE Capital Acquisitions, LLC. The Company used the net proceeds of $9,584 from this sale to reduce its revolving loan payable. Refer to “Note 4 – Property and Equipment, Net” of our Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for additional details.
Our Credit Facility requires us to satisfy certain financial covenants. These financial covenants and tests could limit our ability to react to market conditions or satisfy extraordinary capital needs and could otherwise restrict our financing and operations. Under the Credit Agreement, the Company is not required to maintain a minimum fixed charge coverage ratio, unless excess availability is less than $6,000, whereby a ratio of 1.0 to 1.0 will be required (See also "Note 13 - Subsequent Events," of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report which describes instances where other minimum fixed charges may apply). If our excess availability is reduced to less than $6,000, we will not comply with the minimum fixed charge coverage ratio. If we are unable to satisfy the financial covenants and tests at any time, we may as a result cease being able to borrow under the Credit Facility or be required to immediately repay loans under the Credit Facility, and our liquidity and capital resources and ability to operate our business could be severely impacted, which would have a material adverse effect on our financial condition and results of operations. In those events, we may need to sell additional assets or seek additional equity or additional debt financing or attempt to modify our existing Credit Agreement. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all, or that we would be able to modify our existing Credit Agreement.
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
Contractual Obligations
The following table sets forth our contractual cash obligations and commercial commitments as of September 27, 2014:

	Payment Due By Period (in thousands)
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$2,436	$378	$2,058	$—	$—
Capital lease obligations (2)	18,771	252	2,887	915	14,717

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
Our critical accounting policies are included in “ Note 1 – Summary of Significant Accounting Policies and Nature of Operations” of the Notes to Consolidated Financial Statements, included above in Part I, Item 1 of this report. There were no significant changes to our critical accounting policies during the thirty-nine weeks ended September 27, 2014. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations:

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
Interest Rate Risk. Our investment securities generally consist of mutual funds. As of September 27, 2014, our investments were comprised of $39 of investments in mutual funds that primarily hold debt securities.
As of November 3, 2014, we had a balance of $10,625 outstanding under a revolving loan under our credit facility. The interest rate on this loan is computed based on a LIBOR and prime loan rate, adjusted by features specified in our loan agreement. At our debt level as of September 27, 2014, a 100 basis point increase in interest rates would not materially affect our earnings and cash flows. If, however, we are unable to meet the covenants in our loan agreement, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate. There can be no assurance that any renegotiated terms of credit would not materially impact our earnings. At September 27, 2014, our LIBOR based interest rate was 1.69% per annum (on $10,350 principal) and our prime based rate was 2.75% per annum (on $519 principal). Refer to additional discussion in Item 2, under the caption “Liquidity and Capital Resources – Debt and Available Borrowing Resources” and in “Note 6 – Borrowings” of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of this report.
Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. dollar weakens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. dollar strengthens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos, and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, a fluctuation of 10% in the Peso/U.S. dollar exchange rate would have had approximately a $524 impact on our Philippine operating expenses for the thirty-nine weeks ended September 27, 2014. Our Canadian website sales are denominated in Canadian dollars; however, fluctuations in exchange rates from these operations are only expected to have a nominal impact on our operating results due to the relatively small number of sales generated in Canada. We believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.
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

Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
* During fiscal 2013 and 2012, we experienced a downward trend in our revenues and our net losses continued.
During the fiscal year ended 2013, we incurred a net loss of $15,634 and our revenues declined to $254,753 compared to a net loss of $35,978 and revenues of $304,017, respectively, for the fiscal year ended 2012. For fiscal year 2013 and 2012, we had experienced decreases of 16.2% and 7.0% in net sales, as compared to the same periods in 2012 and 2011, respectively. Revenues have increased during the third quarter of 2014, when compared to the third quarter of 2013, and we expect our revenues to marginally improve for all the quarters of fiscal year 2014 when compared to comparable quarters of fiscal year 2013. We expect to incur a lower net loss in fiscal year 2014 as compared to fiscal year 2013. However, if the negative trend experienced in 2012 and 2013 recurs in 2014 and is more negative than we expect, it could severely impact our liquidity as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If the downward trend in revenues and net loss we experienced in 2012 and 2013 recurs and continues because our strategies to return to positive sales growth and profitability are not successful or otherwise, and if we are not able to raise adequate additional financing or proceeds from additional asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure, file for bankruptcy or significantly curtail our operations.

* Our operations are restricted by our credit facility, and our ability to borrow funds under our credit facility is subject to a borrowing base.
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
Restrictions in our credit facility could also prevent us from satisfying certain of our contingent obligations set forth in the documents we entered into in connection with AutoMD’s sale of common stock. For example, in order for us to be able to consummate the purchase of 2,000,000 shares of AutoMD common stock as required by the terms of the purchase agreement we entered into with AutoMD, which would be triggered in the event that AutoMD fails to meet specified cash balances and numbers of approved auto repair shops submitting a quotation on AutoMD’s website, at the time such obligation is triggered we must have excess availability to borrow under the credit agreement of at least $4 million and must satisfy a minimum fixed charge coverage ratio of 1.25:1.0. In addition, in order for us to be able to reimburse AutoMD for legal expenses incurred by AutoMD in connection with proceedings related toAutoMD’s intellectual property, which we could be required to do for a period of three years,at the time of such reimbursement we must have excess availability to borrow under the credit agreement of at least $4 million.In the event that restrictions in our credit facility cause us to breach our contractual obligations underthe documents we entered into in connection with AutoMD’s sale of common stock, we could be sued for breach of contract, be liable for damages to other investors in AutoMD, and AutoMD’s support from its strategic investors could be compromised, each of which could have a material adverse effect on our financial condition and results of operations.

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

* We are dependent upon relationships with suppliers in Taiwan, China and the United States for the vast majority of our products.
We acquire substantially all of our products from manufacturers and distributors located in Taiwan, China and the United States. Our top ten suppliers represented 43.6% of our total product purchases during the thirty-nine weeks ended September 27, 2014. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. In addition, our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. In addition, the increasing consolidation among auto parts suppliers may disrupt or end our relationship with some suppliers, result in product shortages and/or lead to less competition and, consequently, higher prices. Furthermore, as part of our routine business, suppliers extend credit to us in connection with our purchase of their products. In the future, our suppliers may limit the amount of credit they are willing to extend to us in connection with our purchase of their products, if any. If this were to occur, it could impair our ability to acquire the types and quantities of products that we desire from the applicable suppliers on acceptable terms, severely impact our liquidity and capital resources, limit our ability to operate our business and could have a material adverse effect on our financial condition and results of operation.
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
* We are dependent upon third parties for distribution and fulfillment operations with respect to many of our products.
For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on our distributors to manage inventory, process orders and distribute those products to our customers in a timely manner. For the thirty-nine weeks ended September 27, 2014, our product purchases from three drop-ship suppliers represented 12.7% of our total product purchases. If we do not maintain our existing relationships with these suppliers and our other distributors on acceptable commercial terms, we will need to obtain other suppliers and may not be able to continue to offer a broad selection of merchandise at competitive prices, and our sales may decrease.

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
Risks Related To Our Capital Stock
* Our stock price has been and may continue to be volatile, which may result in losses to our stockholders.
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
Since the completion of our initial public offering in February 2007 through September 27, 2014, the trading price of our common stock has been volatile, ranging from a high of $12.61 per share to a low per share of $0.91. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operation.
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
* Our executive officers and directors and certain related parties own a significant percentage of our stock.
As of September 27, 2014, our executive officers and directors and certain related parties and entities that are affiliated with them beneficially owned in the aggregate approximately 52.1% of our outstanding shares of stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to significantly influence our management and affairs and control matters requiring stockholder approval including the election of our entire Board of Directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.

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
* If we fail to maintain an effective system of internal control over financial reporting or comply with Section 404 of the Sarbanes-Oxley Act of 2002, we may not be able to accurately report our financial results or prevent fraud, and our stock price could decline.
While management has concluded that our internal controls over financial reporting were effective as of September 27, 2014, we have in the past, and could in the future, have a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.
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
In 2014, we collected sales or other similar taxes only on the shipment of goods to the states of California, Kansas, Virginia, Illinois and Ohio. The U.S. Supreme Court has ruled that vendors whose only connection with customers in a state is by common carrier or the U.S. mail are free from state-imposed duties to collect sales and use taxes in that state. However, states could seek to impose additional income tax obligations or sales tax collection obligations on out-of-state companies such as ours, which engage in or facilitate online commerce, based on their interpretation of existing laws, including the Supreme Court ruling, or specific facts relating to us. If sales tax obligations are successfully imposed upon us by a state or other jurisdiction, we could be exposed to substantial tax liabilities for past sales and penalties and fines for failure to collect sales taxes. We could also suffer decreased sales in that state or jurisdiction as the effective cost of purchasing goods from us increases for those residing in that state or jurisdiction.
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

10.1
Fourth Amendment to Credit Agreement dated August 4, 2014 by and between U.S. Auto Parts Network, Inc., certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014)

10.2
Common Stock Purchase Agreement, dated October 8, 2014, by and among AutoMD, Inc., U.S. Auto Parts Network, Inc., Muzzy-Lyon Auto Parts, Inc., Manheim Investments, Inc., Oak Investment Partners XI, L.P. and the Sol Khazani Living Trust (incorporated by reference to the Current Report on Form 8-K filed on October 9, 2014)

10.3
Investor Rights Agreement, dated October 8, 2014, by and among AutoMD, Inc., U.S. Auto Parts Network, Inc., Muzzy-Lyon Auto Parts, Inc., Manheim Investments, Inc., Oak Investment Partners XI, L.P. and the Sol Khazani Living Trust (incorporated by reference to the Current Report on Form 8-K filed on October 9, 2014)

10.4
Voting Agreement, dated October 8, 2014, by and among AutoMD, Inc., U.S. Auto Parts Network, Inc., Muzzy-Lyon Auto Parts, Inc., Manheim Investments, Inc., Oak Investment Partners XI, L.P. and the Sol Khazani Living Trust (incorporated by reference to the Current Report on Form 8-K filed on October 9, 2014)

10.5
Right of First Refusal and Co-Sale Agreement, dated October 8, 2014, by and among AutoMD, Inc., U.S. Auto Parts Network, Inc., Muzzy-Lyon Auto Parts, Inc., Manheim Investments, Inc., Oak Investment Partners XI, L.P. and the Sol Khazani Living Trust (incorporated by reference to the Current Report on Form 8-K filed on October 9, 2014)

10.6
Fifth Amendment to Credit Agreement and First Amendment to Pledge and Security Agreement, dated October 8, 2014, by and among U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A (incorporated by reference to the Current Report on Form 8-K filed on October 9, 2014)

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

Date: November 4, 2014	U.S. AUTO PARTS NETWORK, INC.

	By:	/s/ Shane Evangelist
Shane Evangelist
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mike Yoshida
Mike Yoshida
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)