Form 10-K
period 2015-01-03
U.S. Auto Parts Network, Inc.
filed 2015-03-20
CIK 1378950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2014 was approximately $50.7 million (based on the closing sales price of the registrant’s common stock on that date). For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 12, 2015, there were 33,776,499 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our proxy statement for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

U.S. AUTO PARTS NETWORK, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 3, 2015

Unless the context requires otherwise, as used in this report, the terms “U.S. Auto Parts,” the “Company,” “we,” “us” and “our” refer to U.S. Auto Parts Network, Inc. and its subsidiaries. Unless otherwise stated, all amounts are presented in thousands.
U.S. Auto Parts®, U.S. Auto Parts Network™, AutoMD®, AutoMD Insta-Quotes!®, Kool-Vue™, JC Whitney® , and Stylintrucks™, amongst others, are our United States trademarks. All other trademarks and trade names appearing in this report are the property of their respective owners.

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
Overview
We are one of the leading online sources for automotive aftermarket parts and repair information. Our vision is that vehicle repairs and upgrades are easy and affordable. Our mission is to provide an exceptionally easy experience for our customers. Our mantra is "make it easy for our customers." Our five core values are: customer focus, teamwork, integrity, quality, and continuous improvement.
We operate under two reportable operating segments. The criteria we use to identify operating segments are primarily the nature of the products we sell or services we provide and the consolidated operating results that are regularly reviewed by our chief operating decision maker to assess performance and make operating decisions. The two reportable operating segments we identified are the core auto parts business (“Base USAP”) and an online automotive repair information source of which we are a majority stockholder (“AutoMD”).
We principally sell our products, identified as stock keeping units (“SKUs”), to individual consumers through our network of websites and online marketplaces. Our user-friendly websites provide customers with a comprehensive selection of approximately 1.6 million SKUs with detailed product descriptions, attributes and photographs. We have developed a proprietary product database that maps our SKUs to product applications based on vehicle makes, models and years.
Our online sales channel and relationships with suppliers enable us to eliminate intermediaries in the traditional auto parts supply chain and to offer a broader selection of SKUs than can easily be offered by offline competition.
We were incorporated in Delaware in 1995 as a distributor of aftermarket auto parts and launched our first website in 2000. We then expanded our online operations, increasing the number of SKUs sold through our e-commerce network, adding additional websites, improving our internet marketing proficiency, and commencing sales on online marketplaces. Like most e-commerce retailers, our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. Historically, marketing through search engines provided the most efficient opportunity to reach online auto part buyers. In order to improve our business, we worked towards enhancing the process of consolidation and implementing improvements to our multiple websites in order to improve our ranking on online search results and pursued opportunities in third-party online marketplaces. Our efforts to improve the website purchase experience for our online customers have included our efforts to: (1) help our customers find the parts they want to buy through a customized and guided shopping experience specific to key part names; (2) increase order size across our sites through improved recommendation engines; and (3) provide best in-class customer service and product support.
We intend to continue to implement strategies to increase gross profit per transaction, increase transaction attachment rate, increase repeat purchases, and improve conversion; together all of which we believe will increase our customer lifetime value and allow for more efficient marketing.
In October 2008, we acquired AutoMD.com for the purpose of developing content and a user community to educate consumers on maintenance and service of their vehicles. The site provides auto information, with tools for diagnosing car troubles, locating repair shops, estimating the cost of repairs, accessing recalls and technical service bulletins, reading do-it-yourself (“DIY”) repair guides, and getting questions answered in the automotive enthusiast community forum. Currently, AutoMD estimates auto repair costs to help consumers understand the costs and time involved in selected repairs and to improve the consumer’s experience when getting their vehicle serviced. In 2013, we launched our AutoMD Insta-Quotes! program. In locations where service shops were selected to participate in the AutoMD Insta-Quotes! program, AutoMD provides real-time price estimates specific to each participating shop. In locations without the AutoMD Insta-Quotes! program, AutoMD provides general estimates based on industry standard parts and labor data as available for the consumer’s location. In October 2014, we sold a noncontrolling interest in AutoMD to outside investors and certain of our existing shareholders. We believe this investment will help AutoMD grow the number of repair shops participating in the AutoMD Insta-Quotes! program, and establish AutoMD as the preferred resource for vehicle repair information for consumers.
In August 2010, we acquired all of the issued and outstanding shares of Automotive Specialty Accessories and Parts, Inc. and its wholly-owned subsidiary Whitney Automotive Group, Inc. (referred to herein as “WAG”), at the time, the nation’s leading catalog and internet direct marketer of automotive aftermarket performance parts and accessories. The acquisition of WAG allowed us to expand of our product line, which increased our ability to reach customers in the DIY automobile and off-road accessories market. 2015 marks the 100 year anniversary of JC Whitney and we are celebrating this milestone with a centennial celebration and other promotional events throughout the year.
Our flagship websites are located at www.autopartswarehouse.com, www.carparts.com, www.jcwhitney.com and www.AutoMD.com and our corporate website is located at www.usautoparts.net.
We report on a 52/53-week fiscal year, ending on the Saturday nearest the end of December. References to 2014 relate to the 53-week fiscal year ended January 3, 2015. References to 2013 and 2012 relate to the 52-weeks ended December 28, 2013 and December 29, 2012, respectively.
Our Products
We offer a broad selection of aftermarket auto parts. We continually refine our product offering by introducing new brands and parts categories, while discontinuing low-selling brands and SKUs. We broadly classify our products into three categories: body parts serving the collision repair segment, hard parts to serve the replacement/wear parts market and performance parts and accessories.
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
Hard Parts. The hard parts category is comprised of engine and chassis components as well as other mechanical and electrical parts. These parts serve as replacement parts for existing engine parts and are generally used by professionals and do-it-yourselfers for engine and mechanical maintenance and repair.
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
Online Sales Channel. Our online sales channel consists of our e-commerce websites, online marketplaces and online advertising. Our e-commerce channel includes a network of e-commerce websites, supported by our call-center sales agents. We also sell our products through online marketplaces, including third-party auction sites and shopping portals, which provide us with access to additional consumer segments. The majority of our online sales are to individual consumers. We sell online advertising and sponsorship positions on our e-commerce websites to highlight vendor brands and offer complementary products and services that benefit our customers. Advertising is targeted to specific sections of the websites and can also be targeted to specific users based on the vehicles they drive. Advertising partners primarily include part vendors, national automotive aftermarket brands, and automobile manufacturers.
Offline Sales Channel. We sell and deliver to collision repair shops from our Chesapeake, Virginia warehouse facility. We also market our Kool-Vue™ products nationwide to auto parts wholesale distributors and serve consumers by operating a retail outlet store in LaSalle, Illinois.
Our Fulfillment Operations
We fulfill customer orders using two primary methods: (1) stock-and-ship, where we take physical delivery of merchandise and store it in one of our distribution centers until it is shipped to a customer, and (2) drop-ship, where merchandise is shipped directly to customers from our suppliers. We believe that the flexibility of fulfilling orders using two different fulfillment methods allows us to offer a broader product selection, helps optimize product inventory and enhances our overall business profitability.
Stock-and-Ship Fulfillment. Our stock-and-ship products are sourced primarily from manufacturers and other suppliers located in Asia and in the U.S. and are stored in one of our distribution centers in Chesapeake, Virginia and LaSalle, Illinois. All products received into our distribution centers are entered into our inventory management systems, allowing us to closely monitor inventory availability. We consider a number of factors in determining which items to stock in our distribution centers, including which products can be purchased at a meaningful discount to domestic prices for similar items, which products have historically sold in high volumes, and which products may be out of stock when we attempt to fulfill via drop-ship.
Drop-Ship Fulfillment. We have developed relationships with several U.S.-based automobile parts distributors that operate their own distribution centers and can deliver products directly to our customers. We internally developed a proprietary distributor selection system, Auto-Vend™, which allows us to electronically select multiple vendors for a given order. Auto-Vend™ will attempt to first direct an order to one of our warehouses. If the product is not in stock, Auto-Vend™ will process the order to the next appropriate vendor based on customer location, cost, contractual agreements, and service level history.
Suppliers
We source our private label products primarily from manufacturers and trading companies located in the Asia-Pacific region. We source our branded products primarily from U.S.-based manufacturers and distributors. In some cases we drop-ship orders for products manufactured in the U.S. directly from our manufacturers and distributors. We have developed and implemented application programming interfaces with the majority of these drop ship suppliers that allow us to electronically transmit orders, check inventory availability, and receive the shipment tracking information which is easily passed on to our customers. We are a significant customer for many of our drop-ship vendors and have long standing relationships and contracts with many of these suppliers. For the fiscal year ended January 3, 2015, three of our drop-ship vendors accounted for 12% of our total product purchases.
Marketing
Our online marketing efforts are designed to attract visitors to our websites, convert visitors into purchasing customers and encourage repeat purchases among our existing customer base. We use a variety of marketing methods, including online marketing methods to attract visitors, which include paid search advertising, search engine optimization, affiliate programs, e-mail marketing, print catalogues and inclusion in online shopping engines. To convert visitors into paying customers, we periodically run promotions for discounted purchases. We seek to create cross-selling opportunities by displaying complementary and related products available for sale throughout the purchasing process. We utilize several marketing techniques, including targeted e-mails about specific vehicle promotions, to increase customer awareness of our products.
International Operations
In April 2007, we established offshore operations in the Philippines. Our offshore operations allow us to access a workforce with the necessary technical skills at a significantly lower cost than comparably experienced U.S.-based professionals. Our offshore operations are responsible for a majority of our website development, catalog management, and back office support. Our offshore operations also house our main call center. We had 704 employees in the Philippines as of January 3, 2015. In addition to our operations in the Philippines, we have a Canadian subsidiary; the subsidiary currently has no operations or employees. We ship auto parts through a freight forwarding partner throughout the world. In 2014, we shipped auto parts to over 132 different countries.

Competition
The auto repair information and parts industry is competitive and highly fragmented, with products distributed through multi-tiered and overlapping channels. We compete with both online and offline retailers who offer original equipment manufacturer (“OEM”), aftermarket and private label parts to either the DIY or do-it-for-me (“DIFM”) customer segments. Current or potential competitors include the following:

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
We believe the principal competitive factors in our market are helping customers easily find their parts, educating consumers on the service and maintenance of their vehicles, maintaining a proprietary product catalog that maps individual parts to relevant vehicle applications, broad product selection and availability, price, knowledgeable customer service, rapid order fulfillment and delivery, and easy product returns. We believe we compete favorably on the basis of these factors. However, some of our competitors may be larger, may have stronger brand recognition or may have access to greater financial, technical and marketing resources or may have been operating longer than we have.
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
Employees
As of January 3, 2015, we had 279 employees in the United States and 704 employees in the Philippines for a total of 983 employees. None of our employees are represented by a labor union, and we have never experienced a work stoppage.

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
Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. Search engines, shopping comparison sites and other online sources have in the past, and will continue to revise their algorithms from time to time in an attempt to optimize their search results. For example, search engines, like Google, revise their algorithms regularly in an attempt to optimize their search results. In fiscal years 2012 and 2013, we were negatively impacted by the changes in methodology for how Google displayed or selected our different websites for customer search results, which reduced our unique visitor count and adversely affected our financial results. We believe that we have addressed the challenges due to the changes in the methodology for customer search results that we experienced in 2012 and 2013; however no assurance can be made whether we will be successful in addressing similar changes in the future. If other search engines, shopping comparison sites or similar online sources on which we rely for website traffic were to modify their general methodology for how they display or select our websites in a manner similar to the changes made by Google, or if Google continues to make changes to Google’s search results ranking algorithms that cause those algorithms to interact with our platform in a manner that continues to reduce our unique visitors, even fewer consumers may click through to our websites, and our financial results could be further adversely affected.
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
Mobile device based online shopping represents an increasing part of our business. Shifting consumer behavior indicates that our customers may become more inclined to shop for aftermarket auto parts through their mobile devices. Mobile customers exhibit different behaviors than our more traditional desktop based e-commerce customers. User sophistication and technological advances have increased consumer expectations around the user experience on mobile devices, including speed of response, functionality, product availability, security, and ease of use. If we are unable to continue to adapt our mobile device shopping experience from desktop based online shopping in ways that improve our customer’s mobile experience and increase the engagement of our mobile customers our sales may decline and our business and financial results may suffer.
During fiscal 2014, our net losses continued, and we expect our net losses to continue in 2015.
During the fiscal year ended 2014, we incurred a net loss of $6,879 compared to a net loss of $15,634 for the fiscal year ended 2013. Overall, we expect our net losses to continue in 2015, although at a lower level than in 2014. If these negative trends continue, they could severely impact our liquidity, as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If the net losses we have experienced continues for longer than we expect because our strategies to return to positive sales growth and profitability are not successful or otherwise, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.
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

Restrictions in our credit facility could also prevent us from satisfying certain of our contingent obligations set forth in the documents we entered into in connection with AutoMD’s sale of common stock. For example, in order for us to be able to consummate the purchase of 2,000,000 shares of AutoMD common stock as required by the terms of the purchase agreement we entered into with AutoMD, which would be triggered in the event that AutoMD fails to meet specified cash balances and numbers of approved auto repair shops submitting a quotation on AutoMD’s website, at the time such obligation is triggered we must have excess availability to borrow under the credit agreement of at least $4 million and must satisfy a minimum fixed charge coverage ratio of 1.25:1.0. In addition, in order for us to be able to reimburse AutoMD for legal expenses incurred by AutoMD in connection with proceedings related to AutoMD’s intellectual property, which we could be required to do for a period of three years, at the time of such reimbursement we must have excess availability to borrow under the credit agreement of at least $4 million. In the event that restrictions in our credit facility cause us to breach our contractual obligations under the documents we entered into in connection with AutoMD’s sale of common stock, we could be sued for breach of contract, be liable for damages to other investors in AutoMD, and AutoMD’s support from its strategic investors could be compromised, each of which could have a material adverse effect on our financial condition and results of operations.
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
Our ability to comply with the covenants and other terms of our debt obligations will depend on our future operating performance. If we fail to comply with such covenants and terms, we would be required to obtain waivers from our lenders to maintain compliance with our debt obligations. In the future, if we are unable to obtain any necessary waivers and our debt is accelerated, a material adverse effect on our financial condition and future operating performance would result. Additionally, our indebtedness could have important consequences, including the following:

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
We may not be able to successfully complete potential strategic acquisitions if we cannot reach agreement on acceptable terms, due to restrictions under our credit facility or for other reasons. If we acquire a company or a division of a company, we may experience difficulty integrating that company’s or division’s personnel and operations, which could negatively affect our operating results. In addition:

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
We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered are changes in circumstances indicating that the carrying value of our assets may not be recoverable include a decrease in future cash flows. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our assets is determined, resulting in an impact on our results of operations. For example, during the second quarter of 2013, we recorded an impairment charge on property and equipment of $4.8 million and on intangible assets of $1.3 million. During the fourth quarter of 2012, we recorded an impairment charge on goodwill of $18.9 million and on intangible assets of $5.6 million.
If we are unable to manage the challenges associated with our international operations, the growth of our business could be limited and our business could suffer.
We maintain international business operations in the Philippines. This international operation includes development and maintenance of our websites, our main call center, and sales and back office support services. We also have a Canadian subsidiary, which we may in the future operate to facilitate sales in Canada. We are subject to a number of risks and challenges that specifically relate to our international operations. Our international operations may not be successful if we are unable to meet and overcome these challenges, which could limit the growth of our business and may have an adverse effect on our business and operating results. These risks and challenges include:

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
We acquire substantially all of our products from manufacturers and distributors located in Taiwan, China and the United States. Our top ten suppliers represented 44% of our total product purchases during the fifty-three weeks ended January 3, 2015. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. In addition, our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. In addition, the increasing consolidation among auto parts suppliers may disrupt or end our relationship with some suppliers, result in product shortages and/or lead to less competition and, consequently, higher prices. Furthermore, as part of our routine business, suppliers extend credit to us in connection with our purchase of their products. In the future, our suppliers may limit the amount of credit they are willing to extend to us in connection with our purchase of their products, if any. If this were to occur, it could impair our ability to acquire the types and quantities of products that we desire from the applicable suppliers on acceptable terms, severely impact our liquidity and capital resources, limit our ability to operate our business and could have a material adverse effect on our financial condition and results of operations.
In addition, because many of our suppliers are outside of the United States, additional factors could interrupt our relationships or affect our ability to acquire the necessary products on acceptable terms, including:

•	political, social and economic instability and the risk of war or other international incidents in Asia or abroad;

•	fluctuations in foreign currency exchange rates that may increase our cost of products;

•	tariffs and protectionist laws and business practices that favor local businesses;

•	difficulties in complying with import and export laws, regulatory requirements and restrictions;

•	natural disasters and public health emergencies; and

•	import shipping delays resulting from foreign or domestic labor shortages, slow downs, or stoppage.
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
For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on our distributors to manage inventory, process orders and distribute those products to our customers in a timely manner. For the fifty-three weeks ended January 3, 2015, our product purchases from three drop-ship suppliers represented 12% of our total product purchases. If we do not maintain our existing relationships with these suppliers and our other distributors on acceptable commercial terms, we will need to obtain other suppliers and may not be able to continue to offer a broad selection of merchandise at competitive prices, and our sales may decrease.
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
We regard our trademarks, trade secrets and similar intellectual property such as our proprietary back-end order processing and fulfillment code and process as important to our success. We rely on trademark and copyright law, and trade secret protection, and confidentiality and/or license agreements with employees, customers, partners and others to protect our proprietary rights. We cannot be certain that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, our proprietary rights may be infringed or misappropriated, and we could be required to incur significant expenses to preserve them. In the past we have filed litigation to protect our intellectual property rights. The outcome of such litigation can be uncertain, and the cost of prosecuting such litigation may have an adverse impact on our earnings. We have common law trademarks, as well as pending federal trademark registrations for several marks and several registered marks. Even if we obtain approval of such pending registrations, the resulting registrations may not adequately cover our intellectual property or protect us against infringement by others. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services may be made available online. We also currently own or control a number of Internet domain names, including www.usautoparts.net, www.carparts.com, www.autopartswarehouse.com, www.jcwhitney.com and www.AutoMD.com, and have invested time and money in the purchase of domain names and other intellectual property, which may be impaired if we cannot protect such intellectual property. We may be unable to protect these domain names or acquire or maintain relevant domain names in the United States and in other countries. If we are not able to protect our trademarks, domain names or other intellectual property, we may experience difficulties in achieving and maintaining brand recognition and customer loyalty.
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

Since the completion of our initial public offering in February 2007 through January 3, 2015, the trading price of our common stock has been volatile, ranging from a high of $12.61 per share to a low per share of $0.91. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.
Our common stock may be delisted from the Nasdaq Global Market (“Nasdaq”) if we are unable to maintain compliance with Nasdaq’s continued listing standards.
As a company traded on the Nasdaq, we are subject to compliance with Nasdaq’s listing rules, which require, among other things, that our Board of Directors be comprised of a majority of independent directors. In July 2013, we received a notice from Nasdaq that the Company’s Board of Directors was no longer comprised of a majority of independent directors due to the resignation of one of our independent directors. We regained compliance in November 2013 with the appointment of two new independent directors, prior to the expiration of the cure period provided by Nasdaq,
Nasdaq imposes, among other requirements, continued listing standards including minimum bid and public float requirements. The price of our common stock must trade at or above $1.00 to comply with Nasdaq’s minimum bid requirement for continued listing on the Nasdaq. If our stock trades at bid prices of less than $1.00 for a period in excess of 30 consecutive business days, the Nasdaq could send a deficiency notice to us for not remaining in compliance with the minimum bid listing standards. In 2014 our common stock never traded below $1.00. At certain times during the third quarter of 2013, our common stock traded below $1.00 per share at closing before it returned to trading at or above $1.00 to comply with Nasdaq’s minimum bid requirement for continued listing on the Nasdaq, however, at no time did such period exceed 30 consecutive business days. If the closing bid price of our common stock fails to meet Nasdaq’s minimum closing bid price requirement, or if we otherwise fail to meet any other applicable requirements of the Nasdaq and we are unable to regain compliance, Nasdaq may make a determination to delist our common stock.
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
As of January 3, 2015, our executive officers and directors and certain related parties and entities that are affiliated with them beneficially owned in the aggregate approximately 52.5% of our outstanding shares of stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to significantly influence our management and affairs and control matters requiring stockholder approval including the election of our entire Board of Directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.

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
While management has concluded that our internal controls over financial reporting were effective as of January 3, 2015, we have in the past, and could in the future, have a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if cured, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.
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
We and our industry depend on the number of vehicle miles driven, vehicle accident rates and insurance companies’ willingness to accept a variety of types of replacement parts in the repair process. Decreased miles driven reduce the number of accidents and corresponding demand for crash parts, and reduce the wear and tear on vehicles with a corresponding reduction in demand for vehicle repairs and replacement or hard parts. If consumers were to drive less in the future, as a result of higher gas prices or otherwise, our sales may decline and our business and financial results may suffer.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.

ITEM 2.     PROPERTIES
As of January 3, 2015, the total square footage of our leased office and distribution centers was 574,000 square feet. This includes approximately 531,000 square feet for our corporate headquarters located in Carson, California and distribution centers in LaSalle, Illinois and Chesapeake, Virginia; and approximately 43,000 square feet of office space in the Philippines. For additional information regarding our obligations under property leases, see “Note 10-Commitments and Contingencies” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

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
Market Information
Our common stock is being trading on the Nasdaq under the symbol “PRTS.” The table below sets forth the high and low sales prices of our common stock for the periods indicated:

	High	Low
2014:
Quarter ended March 29, 2014	$3.36	$1.82
Quarter ended June 28, 2014	4.00	2.52
Quarter ended September 27, 2014	4.09	2.55
Quarter ended January 3, 2015	3.19	2.13
2013:
Quarter ended March 30, 2013	$2.24	$1.01
Quarter ended June 29, 2013	1.88	1.03
Quarter ended September 28, 2013	1.38	0.91
Quarter ended December 28, 2013	3.18	1.21
On March 12, 2015, the last reported sale price of our common stock on the Nasdaq was $2.63 per share.
Holders
As of March 12, 2015, there were approximately 1,673 holders of record of our common stock.
Stock Performance Graph
The material in this section is not “soliciting material,” is not deemed “filed” with the SEC, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
The following graph shows a quarterly comparison of the total cumulative returns of an investment of $100 in cash on December 31, 2009, in (i) our common stock, (ii) the Morgan Stanley Technology Index, (iii) the S&P 500 Retail Index and (iv) NASDAQ Composite Index, in each case through December 31, 2014. The performance of our stock, the Morgan Stanley Technology Index, the S&P 500 Retail Index and the NASDAQ Composite Index have been obtained from online data available. We have used the available prices at the end of the week closest to the end of the period for the purposes of the graph. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The graph assumes that all common stock dividends have been reinvested (to date, we have not declared dividends on our common stock).

700
600
500
400
300
200
100
0
Index Value
12/31/09
03/31/10
06/30/10
09/30/10
12/31/10
03/31/11
06/30/11
09/30/11
12/31/11
03/31/12
06/30/12
09/30/12
12/31/12
03/31/13
06/30/13
09/30/13
12/31/13
03/31/14
06/30/14
09/30/14
12/31/14
Period Ending
Morgan Stanley Technology Index
S&P 500 Retail Index
NASDAQ Composite Index
US Auto Parts, Inc

Dividend Policy
No dividends on common stock were paid during the fiscal year ended January 3, 2015. We issued approximately $240,000 in common stock to our Series A Preferred shareholders during the fiscal year ended January 3, 2015. We paid approximately $64,000 of dividends in cash and approximately $60,000 in common stock to our Series A Preferred shareholders during the fiscal year ended December 28, 2013. We do not anticipate that we will declare or pay any cash dividends on our common stock in the foreseeable future; however, we will have to pay dividends to our preferred shareholders until such shares are redeemed or converted. We maintain an asset-based revolving credit facility with JPMorgan Chase Bank (the "Credit Agreement") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $25 million subject to a borrowing base derived from certain of our receivables, inventory and property and equipment. The Credit Agreement requires us to obtain a prior written consent from JPMorgan Chase Bank when we determine to pay any dividends on or make any distribution with respect to our common stock. Under the Second Amendment to Credit Agreement dated March 25, 2013, we obtained written consent from JPMorgan Chase Bank to pay dividends on our Series A Preferred Shares. See “Liquidity and Capital Resources” in Item 7 of Part II included in this report for further information on the covenants under the secured Credit Agreement. Any future determination to pay cash dividends on our common stock will be subject to the above restriction, as well as restrictions under any other existing indebtedness, at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and other factors the Board of Directors deems relevant.
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

	53 Weeks Ended January 3, 2015 (“fiscal year 2014”) (1)	52 Weeks Ended December 28, 2013 (“fiscal year 2013”) (2)	52 Weeks Ended December 29, 2012 (“fiscal year 2012”) (3)	52 Weeks Ended December 31, 2011 (“fiscal year 2011”) (4)	52 Weeks Ended January 1, 2011 (“fiscal year 2010”) (5)
Consolidated Statements of Operations Data:
Net sales	$283,508	$254,753	$304,017	$327,072	$262,277
Cost of sales	205,058	180,620	212,379	220,072	172,668
Gross profit	78,450	74,133	91,638	107,000	89,609
Operating expenses:
Marketing	42,008	41,045	51,416	55,785	38,757
General and administrative	16,701	17,567	19,857	31,961	28,628
Fulfillment	20,368	18,702	22,265	19,164	14,946
Technology	4,863	5,128	6,274	7,274	5,902
Amortization of intangible assets	422	381	1,189	3,673	2,804
Impairment loss on goodwill	—	—	18,854	—	—
Impairment loss on property and equipment	—	4,832	1,960	—	—
Impairment loss on intangible assets	—	1,245	5,613	5,138	—
Total operating expenses	84,362	88,900	127,428	122,995	91,037
Loss from operations	(5,912)	(14,767)	(35,790)	(15,995)	(1,428)
Other expense, net	(1,036)	(824)	(1,125)	(654)	(280)
Loss before income taxes	(6,948)	(15,591)	(36,915)	(16,649)	(1,708)
Income tax (benefit) provision	138	43	(937)	(1,512)	12,218
Net loss	(7,086)	(15,634)	(35,978)	(15,137)	(13,926)
Net loss attributable to noncontrolling interests	(207)	—	—	—	—
Net loss attributable to U.S. Auto Parts	$(6,879)	$(15,634)	$(35,978)	$(15,137)	$(13,926)
Basic and diluted net loss per share	$(0.21)	$(0.48)	$(1.17)	$(0.50)	$(0.46)
Shares used in computation of basic and diluted net loss per share	33,489	32,697	30,818	30,546	30,269

(1)	Fiscal year 2014 included restructuring charges of $1.1 million incurred due to the closure of our warehouse in Carson, California.

(2)	Fiscal year 2013 included severance charges of $0.7 million incurred due to a reduction in workforce during the first half of 2013.

(3)	Fiscal year 2012 included restructuring costs of $0.6 million related to severance charges incurred due to a reduction in workforce from the closure of our call center in La Salle, Illinois.

(4)	Fiscal year 2011 included acquisition and integration costs of $7.4 million related to our WAG acquisition.

(5)
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

	January 3, 2015	December 28, 2013	December 29, 2012	December 31, 2011	January 1, 2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,653	$818	$1,030	$10,335	$17,595
Working capital (1)	14,645	9,761	(4,027)	8,666	19,175
Total assets	82,907	69,182	88,877	142,216	153,537
Revolving loan payable	11,022	6,774	16,222	—	—
Current portion of long-term debt and capital leases	269	269	70	6,385	6,257
Long-term debt including capital leases, net of current portion	9,270	9,502	70	11,662	18,060
U.S. Auto Parts stockholders’ equity	19,277	20,866	27,644	60,924	72,804
Noncontrolling interests	2,946	—	—	—	—

(1)	As of December 31, 2011 and January 1, 2011, balances excluded $2.1 million and $4.1 million of investments which were reclassified to long-term due to illiquidity in the market.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement
You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto contained in Part IV, Item 15 of this report. Certain statements in this report, including statements regarding our business strategies, operations, financial condition, and prospects are forward-looking statements. Use of the words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “will likely continue,” “will likely result” and similar expressions that contemplate future events may identify forward-looking statements.
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
Overview
We are one of the largest online providers of aftermarket auto parts, including body parts, hard parts, and performance parts and accessories. Our user-friendly websites provide customers with a broad selection of SKUs, with detailed product descriptions and photographs. Our proprietary product database maps our SKUs to product applications based on vehicle makes, models and years. We principally sell our products to individual consumers through our network of websites and online marketplaces. Our flagship websites are located at www.autopartswarehouse.com, www.carparts.com, www.jcwhitney.com and www.AutoMD.com and our corporate website is located at www.usautoparts.net. We believe our strategy of disintermediating the traditional auto parts supply chain and selling products directly to customers over the Internet allows us to more efficiently deliver products to our customers while generating higher margins. Industry-wide trends that support our strategy include:
1. Number of SKUs required to serve the market. The number of automotive SKUs has grown dramatically over the last several years. In today's market, unless the consumer is driving a high volume vehicle and needs a simple maintenance item, the part they need is not typically on the shelf at a brick-and-mortar store. We believe our user-friendly websites provide customers with a comprehensive selection of approximately 1.6 million SKUs with detailed product descriptions, attributes and photographs paired with the flexibility of fulfilling orders using both drop-ship and stock-and-ship as well as our internally developed distributor selection system, and provide customers with a favorable alternative to the brick-and-mortar shopping experience.

2.U.S. vehicle fleet expanding and aging. The average age of U.S. vehicles, an indicator of auto parts demand, remained at a record-high 11.4 years as of January 2014, according to IHS Automotive, a market analytics firm that expects the average age to remain at 11.4 years through 2015, and then rise to 11.5 years by 2017 and 11.7 years by 2019. IHS expects the number of vehicles that are 12 years or older to increase by 15% by 2019. IHS found that the total number of light vehicles in operation in the U.S. has increased to record levels, with new vehicle registrations outpacing scrappage rates by more than 24%. We believe an increasing vehicle base and rising average age of vehicles will have a positive impact on overall aftermarket parts demand because older vehicles generally require more repairs.
3.Growth of online sales. The overall revenue from online sales of auto parts and accessories is expected to increase from $5.1 billion in 2013 to $16.56 billion in 2020, according to a forecast from Frost and Sullivan. Lower prices and consumers' growing comfort with digital platforms are driving the shift to online sales. We believe that we are well positioned for the shift to online sales due to our history of being a leading source for aftermarket automotive parts through online marketplaces and our network of websites.
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
International Operations. In April 2007, we established offshore operations in the Philippines. Our offshore operations allow us to access a workforce with the necessary technical skills at a significantly lower cost than comparably experienced U.S.-based professionals. Our offshore operations are responsible for a majority of our website development, catalog management, and back office support. Our offshore operations also house our main call center. We had 714 employees in the
Philippines as of December 28, 2013. We had 704 employees in the Philippines as of January 3, 2015. We believe that the cost advantages of our offshore operations provide us with the ability to grow our business in a cost-effective manner.
AutoMD. On October 8, 2014, AutoMD entered into a common stock purchase agreement to sell seven million shares of AutoMD common stock at a purchase price of $1.00 per share to third-party investors, reducing the Company’s ownership interest in AutoMD to 64.1%.
AutoMD's mission is to be the repair shop advocate for all vehicle owners, increase their confidence in the repair process and provide the most affordable and high quality options for automobile repair. AutoMD's current focus is on marketing and technology. AutoMD's current marketing strategy involves driving growth in their repair shop network. During 2014, marketing efforts resulted in approximately 1,700 repair shops joining AutoMD's network, rising from about 400 repair shops in January 2014 to approximately 2,100 at the end of fiscal 2014. AutoMD now has repair shops participating in 41 states. In addition to marketing, AutoMD continues to refine the online experience, including their mobile presence.
E-commerce. To understand revenue generation through our network of e-commerce websites, we monitor several key business metrics, including the following:

	Fiscal Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Unique Visitors (millions) [1]	119.8	132.9	168.9
E-commerce Orders (thousands)	2,010	1,939	2,427
Online Marketplace Orders (thousands)	1,049	741	649
Total Online Orders (thousands)	3,059	2,680	3,076
E-commerce Average Order Value	$111	$112	$114
Online Marketplace Average Order Value	$66	$67	$77
Total Online Average Order Value	$96	$99	$106
Revenue Capture [1]	85.0%	83.3%	83.9%
Conversion [1]	1.7%	1.5%	1.4%

[1]	Excludes online marketplaces and media properties (e.g. AutoMD).

Unique Visitors: A unique visitor to a particular website represents a user with a distinct IP address that visits that particular website. We define the total number of unique visitors in a given month as the sum of unique visitors to each of our websites during that month. We measure unique visitors to understand the volume of traffic to our websites and to track the effectiveness of our online marketing efforts. The number of unique visitors has historically varied based on a number of factors, including our marketing activities and seasonality. Included in the unique visitors are mobile device based customers, who are becoming an increasing part of our business. Shifting consumer behavior and technology enhancements indicates that customers are becoming more inclined to purchase auto parts through their mobile devices. User sophistication and technological advances have increased consumer expectations around the user experience on mobile devices, including speed of response, functionality, product availability, security, and ease of use. We believe enhancements to online solutions specifically catering to mobile based shopping can result in an increase in the number of orders and revenues. We believe an increase in unique visitors to our websites will result in an increase in the number of orders. We seek to increase the number of unique visitors to our websites by attracting repeat customers and improving search engine marketing and other internet marketing activities. During fiscal year 2014, our unique visitors decreased by 9.9% compared to the fiscal year 2013. We expect the total number of unique visitors in 2015 to marginally improve, as we believe we have addressed the challenges we experienced from changes search engines have made to the formulas, or algorithms, that they use to optimize their search results, as described in further detail under “—Executive Summary” below.
Total Number of Orders: We monitor the total number of orders as an indicator of future revenue trends. During the fiscal year 2014, the total number of orders was up by 14.1% compared to the fiscal year 2013, with e-commerce and online marketplace orders improving by 4.1% and 41.6%, respectively. We believe that e-commerce orders improved through an improved customer experience and pricing strategies. We believe that the increase in online marketplace orders was primarily due to competitive pricing strategies. We expect the total number of orders in 2015 to marginally improve over our results for 2014. We recognize revenue associated with an order when the products have been delivered, consistent with our revenue recognition policy.
Average Order Value: Average order value represents our net sales on a placed orders basis for a given period of time divided by the total number of orders recorded during the same period of time. During the fiscal year 2014, our average order value decreased by 3.0% compared to the fiscal year 2013. We expect this trend to continue in 2015 primarily due to increased competition, as described in further detail under “Executive Summary” below. We seek to increase the average order value as a means of increasing net sales. Average order values vary depending upon a number of factors, including the components of our product offering, the order volume in certain online sales channels, macro-economic conditions, and the competition online.
Revenue Capture: Revenue capture is the amount of actual dollars retained after taking into consideration returns, credit card declines and product fulfillment. During the fiscal year 2014, our revenue capture increased by 1.7% to 85.0% compared to 83.3% in fiscal year 2013. The increase in revenue capture was due to lower credit card declines and improved product fulfillment in 2014 compared to 2013. We expect our revenue capture level to improve in 2015 as we continue to improve our customers’ purchase experience.
Conversion: Conversion is the number of orders as a rate to the total number of unique visitors. This rate indicates how well we convert a visitor to a customer sales order. During fiscal year 2014, our conversion improved by 0.2% to 1.7% compared to 1.5% in fiscal year 2013.
Executive Summary
For fiscal year 2014, the Company generated net sales of $283,508, compared with $254,753 for fiscal year 2013, representing an increase of 11.3%. Net loss for fiscal year 2014 was $6,879, or $0.21 per share. This compares to a net loss of $15,634, or $0.48 per share, for fiscal year 2013. We generated net income before interest expense, net, income tax provision, depreciation and amortization expense and amortization of intangible assets, plus share-based compensation expense, impairment loss and restructuring costs (“Adjusted EBITDA”) of $7,903 in fiscal year 2014 compared to $6,000 in fiscal year 2013. Adjusted EBITDA, which is not a Generally Accepted Accounting Principle measure, is presented because such measure is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income, as an indicator of the Company’s operating performance, or as an alternative to cash flows as measures of the Company’s overall liquidity, as presented in the Company’s consolidated financial statements. Further, the Adjusted EBITDA measure shown may not be comparable to similarly titled measures used by other companies. Refer to the table presented below for reconciliation of net loss to Adjusted EBITDA.
Total revenues increased in fiscal year 2014 compared to the same period in 2013 primarily due to growth in our online sales. Our online sales, which include our e-commerce, online marketplace sales channels and online advertising, contributed 90.7% of total revenues, and our offline sales, which consist of our Kool-Vue™ and wholesale operations, contributed 9.3% of total revenues. Our online sales for fiscal year 2014 increased by $27,764, or 12.1%, to $257,160 compared to $229,396 in fiscal year 2013 primarily due to a 14.1% increase in the total number of orders. Our offline sales increased by $992, or 3.9%, to $26,349 compared to the same period last year. Quarterly revenue increased year-over-year in each quarter of 2014. Prior to the first quarter of fiscal 2014, year-over-year quarterly revenue declined for six consecutive quarters beginning in the third quarter of 2012. The highest decline occurred during the first quarter of 2013 (25.2%) as compared to the first quarter of 2012, and the least in the fourth quarter of 2013 compared to the fourth quarter of 2012 (5.0%). The table below presents quarterly revenues (in thousands) and the change in quarterly year-over-year revenues. All quarters presented below represent thirteen week periods with the exception of the quarter ended January 3, 2015, which is a fourteen week period.

Year over year quarterly sales trend
Quarter ended	Net Sales	Quarter ended	Net sales	% change
Sept. 29, 2012	$73,014	Oct 1, 2011	$78,593	(7.1)%
Dec 29, 2012	$62,848	Dec 31, 2011	$77,233	(18.6)%
Mar 30, 2013	$65,405	Mar 31, 2012	$87,436	(25.2)%
Jun 29, 2013	$67,889	Jun 30, 2012	$80,719	(15.9)%
Sept. 28, 2013	$61,724	Sep 29, 2012	$73,014	(15.5)%
Dec 28, 2013	$59,735	Dec 29, 2012	$62,848	(5.0)%
Mar 29, 2014	$68,028	Mar 30, 2013	$65,405	4.0%
Jun 28, 2014	$76,947	Jun 29, 2013	$67,889	13.3%
Sep 27, 2014	$67,965	Sept. 28, 2013	$61,724	10.1%
Jan 3, 2015	$70,568	Dec 28, 2013	$59,735	18.1%
Like most e-commerce retailers, our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. Historically, marketing through search engines provided the most efficient opportunity to reach millions of on-line auto part buyers. We are included in search results through paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our websites. Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. We have had a history of success with our search engine marketing techniques, which gave our different websites preferred positions in search results. But search engines, like Google, revise their algorithms from time to time in an attempt to optimize their search results. Since 2011, Google has released changes to Google’s search results ranking algorithm aimed to lower the rank of certain sites and return other sites near the top of the search results based upon the quality of the particular site as determined by Google. Google made additional updates throughout fiscal year 2012 and 2013. We were negatively impacted by the changes in methodology for how Google displayed or selected our different websites for customer search results. This reduced our unique visitor count which adversely affected our financial results. Our unique visitor count decreased by 13.1 million, or 9.9%, for fiscal 2014 to 119.8 million unique visitors compared to 132.9 million unique visitors for fiscal 2013. In 2012 and 2013 we believe we were affected by search engine algorithm changes due to the use of our product catalog across multiple websites. To address this issue we consolidated to a significantly smaller number of websites to ensure unique catalog content. The consolidation resulted in fewer visitors in both 2013 and 2014 as websites continued to close. However, because of the consolidation and improvements in catalog content, orders increased in 2014. As we are significantly dependent upon search engines for our website traffic, if we are unable to attract unique visitors, our business and results of operations will be harmed.
Barriers to entry in the automotive aftermarket industry are low, and current and new competitors can launch websites at a relatively low cost. Due to a number of factors, including the rise of online marketplaces, it is easier for a traditional offline supplier to begin selling online and compete with us. These larger suppliers have access to merchandise at lower costs, enabling them to sell products at lower prices while maintaining adequate gross margins. Our financial results were negatively impacted by the increased level of competition. Our average order value went down marginally by $4, or 3.0%, for fiscal year 2014 to $95 compared to $99 in fiscal year 2013 as a result of increased pricing competition. Our current and potential customers may decide to purchase directly from our suppliers. Continuing increased competition from our suppliers that have access to products at lower prices than us could result in reduced sales, lower operating margins, reduced profitability, loss of market share and diminished brand recognition. In addition, some of our competitors have used and may continue to use aggressive pricing tactics. We expect that competition will further intensify in the future as Internet use and online commerce continue to grow worldwide. We took a number of steps during 2014 to attempt to reduce the selling prices of our products while increasing margins, which are discussed below.
Total expenses, which primarily consisted of cost of sales and operating costs, increased in fiscal year 2014 compared to the same period in 2013. Components of our cost of sales and operating costs are described in further detail under — “Basis of Presentation” below.

Headcount decreased in fiscal year 2014 compared to fiscal year 2013. Our employees at the end of fiscal year 2014 decreased by about 4.7% to 983 compared to 1,032 at the end of fiscal year 2013. Our employees in the Philippines decreased to 704 at the end of fiscal year 2014 compared to 714 at the end of fiscal year 2013. In the first half of 2014, as part of our initiatives to reduce labor costs and improve operating efficiencies in response to the challenges in the marketplace and general market conditions, we reduced our workforce by 77 employees (for additional details, refer to “Note 12-Restructuring Costs” of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of this report). Partially offsetting the decrease in headcount related to restructuring, we hired 28 employees, mostly to support the additional inventory volume at our two remaining warehouses. While we have and continue to undertake several initiatives to continue to increase revenues, improve gross margin and reduce the losses in 2015, if the downward trend in our gross margin and net loss continue in 2015, we may be required to further reduce our labor costs. Excluding impairment charges and higher depreciation and amortization in fiscal year 2013, operating expenses increased primarily due to higher fulfillment charges and marketing spend related to higher sales volume. As a percent of revenue, operating expenses were favorable in fiscal 2014 compared to fiscal 2013 except for fulfillment expense.
In 2014, we made positive strides towards achieving our strategic goals and in 2015 we will continue to pursue these strategies to continue our positive sales growth and improve gross profit while reducing operating costs as percent of sales:

•
We expect to continue positive e-commerce growth by providing unique catalog content and providing better content on our websites thereby improving our ranking on the search results. In addition, we intend improve mobile enabled websites to take advantage of shifting consumer behaviors. We expect this to increase unique visitors to our website and help us grow our revenues. We expect revenue trends to remain positive in 2015.

•
We continue to work to improve the website purchase experience for our customers by (1) helping our customers find the parts they want to buy by reducing failed searches and increasing user purchase confidence; (2) selling more highly customized accessories by partnering with manufacturers to build custom shopping experiences; (3) increasing order size across our sites through improved recommendation engines; and (4) completing the roll out of high quality images and videos with emphasis on accessory product lines. In addition, we intend to build mobile enabled websites to take advantage of shifting consumer behaviors. These efforts may increase the conversion rate of our visitors to customers, total number of orders and average order value, repeat purchases and contribute to our revenue growth.

•
We continue to work to becoming one of the best low price options in the market. We will lower our prices by increasing foreign sourced private label products as they are generally less expensive and we believe provide better value for the consumer. We expect this to improve the conversion rate for our visitors to our website, grow our revenues and improve our margins. We also plan to transition away from lower margin stock ship branded products and expand our private label mix, which provides higher margins.

•
Increase product selection by being the first to market with new SKUs. We currently have over 45,000 private label SKUs and 1.6 million branded SKUs in our product selection. We will seek to add new categories and expand our existing specialty categories. We expect this to increase the total number of orders and contribute to our revenue growth. Additionally, we plan to continue to maintain our inventory in stock position throughout the year to ensure improved service levels and customer experience.

•
Be the consumer advocate for auto repair through AutoMD.com. We will continue to devote resources to AutoMD.com and its system development. We expect this to improve our brand recognition and contribute to our revenue growth.

•	Continue to implement cost saving measures.
Overall, we expect revenue growth and reduced net losses in 2015 compared to 2014, due to the initiatives we have implemented. However, if the revenue growth and reduced net losses we experienced in fiscal year 2014 do not continue in 2015 and are more negative than we expect, it could severely impact our liquidity as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. Refer to the “Liquidity and Capital Resources” section below for additional details. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If our net losses continue for longer than we expect because our strategies to return to profitability are not successful or otherwise, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations.

As we redesign our approach to attracting customers through search engines, we hope to offset much of the decline in visitors to our e-commerce sites by continuing to pursue revenue opportunities in third-party online marketplaces, a number of which are growing significantly each year. Auto parts buyers are finding third-party online marketplaces to be a very attractive environment, for many reasons, the top four being: (1) the security of their personal information; (2) the ability to easily compare product offerings from multiple sellers; (3) transparency (consumers can leave positive or negative feedback about their experience); and (4) favorable pricing. Successful selling in these third-party online marketplaces depends on product innovation, and strong relationships with suppliers, both of which we believe to be our core competencies.
Adjusted EBITDA, which is not a Generally Accepted Accounting Principle measure, is presented because such measure is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income, as an indicator of the Company’s operating performance, or as an alternative to cash flows as measures of the Company’s overall liquidity, as presented in the Company’s consolidated financial statements. Further, the Adjusted EBITDA measure shown may not be comparable to similarly titled measures used by other companies. The table below reconciles net loss to Adjusted EBITDA for the periods presented (in thousands):

	Fifty-Three Weeks Ended January 3, 2015	Fifty-Two Weeks Ended December 28, 2013	Fifty-Two Weeks Ended December 29, 2012
Consolidated
Net loss	$(7,086)	$(15,634)	$(35,978)
Interest expense, net	1,101	972	774
Income tax provision (benefit)	138	43	(937)
Amortization of intangibles	422	381	1,189
Depreciation and amortization	8,923	12,175	15,204
EBITDA	3,498	(2,063)	(19,748)
Impairment loss on goodwill	—	—	18,854
Impairment loss on property and equipment	—	4,832	1,960
Impairment loss on intangible assets	—	1,245	5,613
Share-based compensation	2,371	1,263	1,673
Loss on debt extinguishment	—	—	360
Legal costs related to intellectual property rights	—	—	67
Inventory write-down related to Carson closure (2)	897	—	—
Restructuring costs (1)	1,137	723	640
Adjusted EBITDA	7,903	6,000	9,419
Add: AutoMD net loss	2,151	1,990	2,322
Less: AutoMD depreciation and amortization	(1,693)	(1,588)	(1,056)
Adjusted EBITDA attributable to Base USAP	$8,361	$6,402	$10,685

(1)
We incurred restructuring costs related to our initiatives to reduce labor costs and improve operating efficiencies in response to the challenges in the marketplace and general market conditions. Refer to “Note 12 – Restructuring Costs” of our Notes to Consolidated Financial Statements for additional details.

(2)
As a result of the closure of the Carson warehouse, the Company expects that the remaining warehouses may reach capacity constraints when inventory levels peak in late winter/early spring. To mitigate this risk, the Company has reduced the sales price of certain inventory and incurred lower of cost or market adjustments in an effort to reduce inventory levels. Additional charges were incurred related to inventory that was not deemed economical to transfer to the remaining warehouses. Refer to “Note 12 – Restructuring Costs” of our Notes to Consolidated Financial Statements for additional details.

Basis of Presentation
Net Sales. Online and offline sales represent two different sales channels for our products. We generate online net sales primarily through the sale of auto parts to individual consumers through our network of e-commerce websites, which includes mobile based sales, and online marketplaces, including online advertising. E-commerce sales are derived from our network of websites, which we own and operate. E-commerce and online marketplace sales also include inbound telephone sales through our call center that supports these sales channels. Online marketplaces consist primarily of sales of our products on online auction websites, where we sell through auctions as well as through storefronts that we maintain on third-party owned websites. We sell advertising and sponsorship positions on our e-commerce websites to highlight vendor brands and offer complementary products and services that benefit our customers. Advertising is targeted to specific sections of the websites and can also be targeted to specific users based on the vehicles they drive. Advertising partners primarily include part vendors, national automotive aftermarket brands and automobile manufacturers. Our offline sales channel represents our distribution of products directly to commercial customers by selling auto parts to collision repair shops. Our offline sales channel also includes the distribution of our Kool-Vue™ mirror line to auto parts distributors nationwide. We also serve consumers by operating a retail outlet store in LaSalle, Illinois.
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
Segment Data
The Company operates in two reportable segments identified as Base USAP, which is the core auto parts business, and AutoMD, an online automotive repair source of which the Company is a majority stockholder. Segment information is prepared on the same basis that our chief executive officer, who is our chief operating decision maker, manages the segments, evaluates financial results, and makes key operating decisions. Management evaluates the performance of its operating segments based on net sales, gross profit and loss from operations. The accounting policies of the operating segments are the same as those described in “Note 1 - Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements. Operating income represents earnings before other income, interest expense and income taxes. The identifiable assets by segment disclosed in this note are those assets specifically identifiable within each segment.

Summarized segment information for our continuing operations from the two reportable segments for the periods presented is as follows (in thousands):

	Base USAP	AutoMD	Consolidated
Fiscal year ended January 3, 2015
Net sales	$283,211	$297	$283,508
Gross profit	78,153	297	78,450
Operating costs (1)	81,887	2,475	84,362
Loss from operations	(3,734)	(2,178)	(5,912)
Capital expenditures	4,237	1,319	5,556
Depreciation and amortization	7,230	1,693	8,923
Total assets, net of accumulated depreciation	$74,414	$8,493	$82,907
Fiscal year ended December 28, 2013
Net sales	254,422	331	254,753
Gross profit	73,802	331	74,133
Operating costs (1)	86,579	2,321	88,900
Loss from operations	(12,777)	(1,990)	(14,767)
Capital expenditures	6,297	2,028	8,325
Depreciation and amortization	10,676	1,499	12,175
Total assets, net of accumulated depreciation	67,039	2,143	69,182
Fiscal year ended December 29, 2012
Net sales	$303,667	$350	$304,017
Gross profit	91,288	350	91,638
Operating costs (1)	125,048	2,380	127,428
Loss from operations	(33,760)	(2,030)	(35,790)
Capital expenditures	8,547	1,608	10,155
Depreciation and amortization	13,475	1,729	15,204
Total assets, net of accumulated depreciation	86,818	2,059	88,877

(1)	Operating costs for AutoMD primarily consist of depreciation on fixed assets and personnel costs.

Results of Operations
The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Fiscal Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	72.3	70.9	69.9
Gross profit	27.7	29.1	30.1
Operating expenses:
Marketing	14.8	16.1	16.9
General and administrative	5.9	6.9	6.5
Fulfillment	7.2	7.3	7.3
Technology	1.7	2.0	2.1
Amortization of intangible assets	0.1	0.2	0.4
Impairment loss on goodwill	—	—	6.2
Impairment loss on property and equipment	—	1.9	0.6
Impairment loss on intangible assets	—	0.5	1.9
Total operating expenses	29.7	34.9	41.9
Loss from operations	(2.0)	(5.8)	(11.8)
Other income (expense):
Other income, net	—	0.1	—
Interest expense	(0.4)	(0.4)	(0.2)
Loss on debt extinguishment	—	—	(0.1)
Total other expense	(0.4)	(0.3)	(0.3)
Loss before income taxes	(2.4)	(6.1)	(12.1)
Income tax (benefit) provision	—	—	(0.3)
Net loss	(2.4)%	(6.1)%	(11.8)%

Fifty-Three Weeks Ended January 3, 2015 Compared to the Fifty-Two Weeks Ended December 28, 2013
Net Sales and Gross Margin

	Fiscal Year Ended
	January 3, 2015	December 28, 2013	$ Change	% Change
	(in thousands)
Net sales	$283,508	$254,753	$28,755	11.3%
Cost of sales	205,058	180,620	24,438	13.5%
Gross profit	$78,450	$74,133	$4,317	5.8%
Gross margin	27.7%	29.1%		(1.4)%
Net sales increased $28,755, or 11.3%, for fiscal year 2014 compared to fiscal year 2013. Our net sales consisted of online sales, which included mobile based online sales, representing 90.7% of the total for fiscal year 2014 (compared to 90.0% in fiscal year 2013), and offline sales, representing 9.3% of the total for fiscal year 2014 (compared to 10.0% in fiscal year 2013). The net sales increase was due to an increase of $27,764, or 12.1%, in online sales and a $992, or 3.9%, increase in offline sales. Online sales increased primarily due to a 14.1% increase in number of orders.
Gross profit increased $4,317, or 5.8%, in fiscal year 2014 compared to fiscal year 2013. Gross margin decreased 1.4% to 27.7% in fiscal year 2014 compared to 29.1% in fiscal year 2013. Gross margin primarily decreased in fiscal year 2014 compared to fiscal year 2013 due to reduced margins from online sales. Our gross margins were negatively impacted by the factors described in further detail under “Executive Summary” above.

Marketing Expense

	Fiscal Year Ended		$ Change	% Change
	January 3, 2015	December 28, 2013
	(in thousands)
Marketing expense	$42,008	$41,045	$963	2.3%
Percent of net sales	14.8%	16.1%		(1.3)%
Total marketing expense increased $963, or 2.3%, for fiscal year 2014 compared to fiscal year 2013 but declined as a percent of sales by 130 basis points due to more efficient marketing spend in fiscal year 2014. Online advertising expense, which includes catalog costs, was $18,485, or 7.2%, of online sales for fiscal year 2014, compared to $16,619, or 7.2%, of online sales for fiscal year 2013. Online advertising expense increased primarily due to increased online e-commerce advertising and non-catalog advertising costs of $1,608. Marketing expense, excluding online advertising, was $23,523, or 8.3%, of net sales for fiscal year 2014, compared to $24,426, or 9.6%, of net sales for fiscal year 2013. Marketing expenses, excluding online advertising, decreased primarily due to lower product management wages and depreciation and amortization expense.

General and Administrative Expense

	Fiscal Year Ended
	January 3, 2015	December 28, 2013	$ Change	% Change
	(in thousands)
General and administrative expense	$16,701	$17,567	$(866)	(4.9)%
Percent of net sales	5.9%	6.9%		(1.0)%
General and administrative expense decreased $866, or 4.9%, for fiscal year 2014 compared to fiscal year 2013. The decrease for fiscal year 2014 as compared to fiscal year 2013 was primarily due to lower wages and overhead. The decrease in general and administrative expense was partially offset by greater merchant processing fees resulting from increased online sales during 2014.
Fulfillment Expense

	Fiscal Year Ended		$ Change	% Change
	January 3, 2015	December 28, 2013
	(in thousands)
Fulfillment expense	$20,368	$18,702	$1,666	8.9%
Percent of net sales	7.2%	7.3%		(0.1)
Fulfillment expense increased $1,666, or 8.9%, for fiscal year 2014 compared to fiscal year 2013 and declined as a percent of sales due to improving sales volume during 2014, which led to increased shipping costs and warehouse wages. Additionally, we incurred severance costs of $414 and labor related and other restructuring charges of approximately $145 associated with the closure of our Carson warehouse in 2014. The increase in fulfillment expense was partially offset by lower depreciation and amortization expense because of certain assets that were fully depreciated after the third quarter of 2013.

Technology Expense

	Fiscal Year Ended		$ Change	% Change
	January 3, 2015	December 28, 2013
	(in thousands)
Technology expense	$4,863	$5,128	$(265)	(5.2)%
Percent of net sales	1.7%	2.0%		(0.3)%
Technology expense decreased $265, or 5.2%, for fiscal year 2014 compared to fiscal year 2013. The decrease was primarily due to lower telephone costs and computer support costs incurred in fiscal year 2014 compared to the fiscal year 2013.
Amortization of Intangible Assets

	Fiscal Year Ended		$ Change	% Change
	January 3, 2015	December 28, 2013
	(in thousands)
Amortization of intangible assets	$422	$381	$41	10.8%
Percent of net sales	0.1%	0.2%		(0.1)%
Amortization of intangibles increased by $41, or 10.8%, for fiscal year 2014 compared to fiscal year 2013. The increase was primarily due to the purchase of intangible assets during fiscal 2014.
Impairment Loss on Property and Equipment

	Fiscal Year Ended		$ Change	% Change
	January 3, 2015	December 28, 2013
	(in thousands)
Impairment loss on property and equipment	$—	$4,832	$(4,832)	(100.0)%
Percent of net sales	—%	1.9%		(1.9)%
Impairment loss on property and equipment consists of a non-cash impairment charge during fiscal year 2013 for the excess of the carrying value over the fair value of internally developed software of $4,832. During fiscal 2014 there were no impairment losses on property and equipment. See further detail in “Note 1- Summary of Significant Accounting Policies and Nature of Operations”, “Note 3 – Fair Value Measurements” and “Note 4- Property and Equipment, Net” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report and under “Critical Accounting Policies and Estimates” section below.
Impairment Loss on Intangible Assets

	Fiscal Year Ended		$ Change	% Change
	January 3, 2015	December 28, 2013
	(in thousands)
Impairment loss on intangible assets	$—	$1,245	$(1,245)	(100.0)%
Percent of net sales	—%	0.5%		(0.5)%
Impairment loss on intangible assets consists of a non-cash impairment charge during fiscal 2013 related to certain intangible assets in the amount of $1,245. During fiscal 2014 there were no impairment losses on intangible assets. See further detail in 1- Summary of Significant Accounting Policies and Nature of Operations”, “Note 3 – Fair Value Measurements” and “Note 5- Intangible Assets, net” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report and under “Critical Accounting Policies and Estimates” section below.

Total Other Expense, Net

	Fiscal Year Ended		$ Change	% Change
	January 3, 2015	December 28, 2013
	(in thousands)
Other expense, net	$(1,036)	$(824)	$212	25.7%
Percent of net sales	0.4%	0.3%		0.1

Total other expense, net increased $212, or 25.7%, for fiscal year 2014 compared to fiscal year 2013. Total other expense increased during fiscal year 2014 compared to fiscal year 2013 primarily due to increased interest expense. (See further detail in “Note 6 – Borrowings” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report).
Income Tax Provision

	Fiscal Year Ended
	January 3, 2015	December 28, 2013	$ Change	% Change
	(in thousands)
Income tax provision	$138	$43	$95	220.9%
Percent of net sales	—%	—%		—%
We have a full valuation allowance against our net deferred income tax assets. In fiscal year 2014 and fiscal 2013, we recorded an addition of $2,366 and $6,621, respectively, to our income valuation allowance. Income tax expense in 2014 and 2013 relate primarily to deferred taxes related to earnings of our Philippines subsidiary (see below).
Income tax provision differs from the amount that would result from applying the federal statutory rate as follows (in thousands):

	Fiscal Year Ended
	January 3, 2015	December 28, 2013
Income tax at U.S. federal statutory rate	$(2,362)	$(5,301)
Share-based compensation	33	43
State income tax, net of federal tax effect	(143)	(1,348)
Foreign tax	117	70
Other	127	(42)
Change in valuation allowance	2,366	6,621
Effective income tax provision	$138	$43
The Company’s effective tax rate was impacted by income taxes incurred in foreign jurisdictions. The favorable impact of foreign taxes for fiscal year 2013 is due in large part to a tax holiday in the Philippines, which was effective through September 2013. The Company does not expect to receive any future tax holidays. Accordingly, the Philippines tax liability has been computed assuming no tax holiday on the post expiration earnings. The impact of this tax holiday decreased foreign taxes by $39 for fiscal year 2013. The benefit of the tax holiday on net loss per share was immaterial for the related years.
Prior to 2012, the Company treated earnings of the foreign subsidiaries as permanently invested in that jurisdiction. As a result, no additional income tax withholding was provided on the possible future repatriation of these earnings to the parent company in prior years. During fiscal year 2012, based on current year operating and future cash flow needs the Company decided that it could no longer represent that these funds would be indefinitely reinvested in the foreign jurisdictions but that such funds may be needed for general corporate purposes. As a result, the Company recorded future withholding taxes which would be due if the funds are required to be repatriated. The Company intends to continue to pursue all reasonable means to increase its investment in the foreign jurisdictions as dictated by future growth in general business activities or as allowed by the foreign jurisdictions to avoid incurring the income tax withholding expense.
As of January 3, 2015, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. At January 3, 2015, federal and state net operating loss (“NOL”) carryforwards were $57,552 and

$73,610, respectively. Federal NOL carryforwards of $2,690 were acquired in the acquisition of WAG which are subject to Internal Revenue Code section 382 and limited to an annual usage limitation of $135. Additionally, the tax benefit of $41 of the federal and state NOL carryforwards which was created by the exercise of stock options will be credited to additional paid-in-capital once recognized. Federal NOL carryforwards begin to expire in 2029, while state NOL carryforwards begin to expire in 2015.
As a result of the October 8, 2014 sale transaction, AutoMD will no longer be included in the consolidated state and federal tax filings of the Company. For the fiscal year ended January 3, 2015, the effective tax rate for AutoMD was (0.2)%. AutoMD's effective tax rate differs from the U.S. federal statutory rate primarily as a result of the recording of a $195 valuation allowance against the Company's net deferred tax assets. At January 3, 2015, AutoMD had NOLs of approximately $2,582 for federal tax purposes that begin to expire in 2031. These amounts are included in the consolidated figures presented above. AutoMD state NOLs were not material as of January 3, 2015.
Fifty-Two Weeks Ended December 28, 2013 Compared to the Fifty-Two Weeks Ended December 29, 2012
Net Sales and Gross Margin

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	$ Change	% Change
	(in thousands)
Net sales	$254,753	$304,017	$(49,264)	(16.2)%
Cost of sales	180,620	212,379	(31,759)	(15.0)%
Gross profit	$74,133	$91,638	$(17,505)	(19.1)%
Gross margin	29.1%	30.1%		(1.0)%
Net sales decreased $49,264, or 16.2%, for fiscal year 2013 compared to fiscal year 2012. Our net sales consisted of online sales, representing 90.0% of the total for fiscal year 2013 (compared to 91.8% in fiscal year 2012), and offline sales, representing 10.0% of the total for fiscal year 2013 (compared to 8.2% in fiscal year 2012). The net sales decrease was due to a decline of $49,705, or 17.8%, in online sales, partially offset by a $440, or 2.0%, increase in offline sales. Included in the net sales decrease of 16.2% in fiscal year 2013 is a decrease in net sales channels, excluding websites we retired in 2013, of 8.5%. Online sales decreased primarily due to a 21% reduction in unique visitors, a 20% reduction in total number of orders and a decline in average order value by 2%. The overall decrease in unique visitors was due to a reduction in customer traffic as a result of changes search engines made the algorithms that search engines use to optimize their search results.
Gross profit decreased $17,505, or 19.1%, in fiscal year 2013 compared to fiscal year 2012. Gross margin rate decreased 1.0% to 29.1% in fiscal year 2013 compared to 30.1% in fiscal year 2012. Gross margin decreased in fiscal year 2013 compared to fiscal year 2012 due to reduced margins from online sales partially offset by higher margins on offline sales.
Marketing Expense

	Fiscal Year Ended		$ Change	% Change
	December 28, 2013	December 29, 2012
	(in thousands)
Marketing expense	$41,045	$51,416	$(10,371)	(20.2)%
Percent of net sales	16.1%	16.9%		(0.8)%
Total marketing expense decreased $10,371, or 20.2%, for fiscal year 2013 compared to fiscal year 2012. Online advertising expense, which includes catalog costs, was $16,619, or 7.2%, of online sales for fiscal year 2013, compared to $21,067, or 7.5%, of online sales for fiscal year 2012. Online advertising expense decreased primarily due to reduced online e-commerce advertising and non-catalog advertising costs of $4,448. Marketing expense, excluding online advertising, was $24,425, or 9.6%, of net sales for fiscal year 2013, compared to $30,348, or 10.0%, of net sales for fiscal year 2012. Marketing expenses, excluding online advertising, decreased primarily due to lower call center wages, marketing overhead, depreciation and amortization expense and stock-based compensation.

General and Administrative Expense

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	$ Change	% Change
	(in thousands)
General and administrative expense	$17,567	$19,857	$(2,290)	(11.5)%
Percent of net sales	6.9%	6.5%		0.4%
General and administrative expense decreased $2,290, or 11.5%, for fiscal year 2013 compared to fiscal year 2012. The decrease for fiscal year 2013 as compared to fiscal year 2012 was primarily due to reduced merchant processing fees resulting from lower online sales and lower overhead.
Fulfillment Expense

	Fiscal Year Ended		$ Change	% Change
	December 28, 2013	December 29, 2012
	(in thousands)
Fulfillment expense	$18,702	$22,265	$(3,563)	(16.0)%
Percent of net sales	7.3%	7.3%		—%
Fulfillment expense decreased $3,563, or 16.0%, for fiscal year 2013 compared to fiscal year 2012. The decrease was primarily due to lower shipments and revenues, lower depreciation and amortization expense because of certain assets that were fully depreciated after the third quarter of 2012 and lower warehouse wages and salaries. Also, severance charges were lower in fiscal year 2013 compared to the prior fiscal year.
Technology Expense

	Fiscal Year Ended		$ Change	% Change
	December 28, 2013	December 29, 2012
	(in thousands)
Technology expense	$5,128	$6,274	$(1,146)	(18.3)%
Percent of net sales	2.0%	2.1%		(0.1)%
Technology expense decreased $1,146, or 18.3%, for fiscal year 2013 compared to fiscal year 2012. Technology expense as a percentage of net sales remained consistent compared to the prior year. The decrease was primarily due to lower telephone expenses incurred in fiscal year 2013 compared to fiscal year 2012.
Amortization of Intangible Assets

	Fiscal Year Ended		$ Change	% Change
	December 28, 2013	December 29, 2012
	(in thousands)
Amortization of intangible assets	$381	$1,189	$(808)	(68.0)%
Percent of net sales	0.1%	0.4%		(0.2)%
Amortization of intangible assets decreased by $808, or 68.0%, for fiscal year 2013 compared to fiscal year 2012. The decrease was primarily due to certain intangible assets that were impaired in the fourth quarter of 2012. We recorded impairment losses on intangible assets subject to amortization of $1,189, which reduced the net carrying amount of those intangible assets to zero in the fourth quarter of 2012.

Impairment Loss on Goodwill

	Fiscal Year Ended		$ Change	% Change
	December 28, 2013	December 29, 2012
	(in thousands)
Impairment loss on goodwill	$—	$18,854	$(18,854)	(100.0)%
Percent of net sales	—%	6.2%		(6.2)%

Impairment loss on goodwill consists of a non-cash impairment charge during the fourth quarter of 2012 for the excess of the carrying value over the implied fair value of goodwill in the amount of $18,854. See further detail in “Note 1- Summary of Significant Accounting Policies and Nature of Operations” , “Note 3 – Fair Value Measurements” and “Note 5- Intangible Assets, net” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report and under “Critical Accounting Policies and Estimates” section below.
Impairment Loss on Property and Equipment

	Fiscal Year Ended		$ Change	% Change
	December 28, 2013	December 29, 2012
	(in thousands)
Impairment loss on property and equipment	$4,832	$1,960	$2,872	146.5%
Percent of net sales	1.9%	0.6%		1.3%
Impairment loss on property and equipment consists of non-cash impairment charge during fiscal year 2013 for the excess of the carrying value over the fair value of internally developed software of $4,832. Impairment loss on property and equipment consists of a non-cash impairment charge during fiscal year 2012 for the excess of the carrying value over the fair value of a building and internally developed website and software development costs of $1,000 and $960, respectively. See further detail in “Note 1- Summary of Significant Accounting Policies and Nature of Operations” , “Note 3 – Fair Value Measurements” and “Note 4- Property and Equipment, Net” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report and under “Critical Accounting Policies and Estimates” section below.
Impairment Loss on Intangible Assets

	Fiscal Year Ended		$ Change	% Change
	December 28, 2013	December 29, 2012
	(in thousands)
Impairment loss on intangible assets	$1,245	$5,613	$(4,368)	(77.8)%
Percent of net sales	0.5%	1.9%		(1.4)%
Impairment loss on intangible assets consists of a non-cash impairment charge during fiscal year 2013 related to product design intellectual property and certain domain and trade names of $1,245. Impairment loss on intangible assets consists of non-cash impairment charge during 2012 related to certain intangible assets in the amount of $5,613. See further detail in 1- Summary of Significant Accounting Policies and Nature of Operations”, “Note 3 – Fair Value Measurements” and “Note 5- Intangible Assets, net” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report and under “Critical Accounting Policies and Estimates” section below.

Total Other Expense, Net

	Fiscal Year Ended		$ Change	% Change
	December 28, 2013	December 29, 2012
	(in thousands)
Other expense, net	$824	$1,125	$(301)	(26.8)%
Percent of net sales	0.3%	0.3%		—%
Total other expense, net decreased $301, or 26.8%, for fiscal year 2013 compared to fiscal year 2012. Total other expense decreased during fiscal year 2013 compared to fiscal year 2012 primarily due to loss on debt extinguishment of $360 during the second quarter of 2012, partially offset by higher interest expense. (See further detail in “ Note 6 – Borrowings” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report).

Income Tax Benefit

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	$ Change	% Change
	(in thousands)
Income tax provision (benefit)	$43	$(937)	$980	(104.6)%
Percent of net sales	—%	(0.3)%		0.3%
The Company has a full valuation allowance against its net deferred income tax assets. In fiscal year 2013 and fiscal 2012, the Company recorded an addition of $6,621 and $14,080, respectively, to its valuation allowance. Income tax expense in 2013 related primarily to deferred taxes related to the earnings of its Philippines subsidiary. In 2012, the effective income tax benefit stems primarily from the reversal of the net deferred income tax liability resulting from the write down of goodwill and other intangible assets, and the impact of the Philippine tax holiday, partially offset by the accrual of withholding taxes related to potential repatriation of earnings in the Philippines. The Company’s Philippine tax holiday was effective through September 2013.
As of December 28, 2013, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters.

Liquidity and Capital Resources
Sources of Liquidity
During the fifty-three weeks ended January 3, 2015, we primarily funded our operations with cash and cash equivalents generated from operations as well as through borrowing under our credit facility. We had cash and cash equivalents of $7,653 as of January 3, 2015, representing a $6,835 increase from $818 of cash and cash equivalents as of December 28, 2013. The cash increase was primarily due to the $7,000 AutoMD cash investment from third party investors reducing the Company's ownership interest to 64.1%. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and debt financing will be sufficient to finance our operational cash needs through at least the next twelve months (see “Debt and Available Borrowing Resources” below).

As of January 3, 2015, our credit facility provided for a revolving commitment of up to $40,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment (see “Debt and Available Borrowing Resources” below).
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

On October 8, 2014, AutoMD entered into a common stock purchase agreement to sell seven million shares of AutoMD common stock at a purchase price of $1.00 per share to third party investors reducing the Company’s ownership interest in AutoMD to 64.1%. The proceeds from the sale of AutoMD common stock will be used to fund the operating activities of AutoMD.
Working Capital
As of January 3, 2015 and December 28, 2013, our working capital was $14,645 and $9,761, respectively. Our revolving loan does not require principal payments, however it is classified as current due to certain U.S. GAAP requirements (see “Debt and Available Borrowing Resources” below for further details). The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.
Cash Flows
The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for fiscal year 2014, 2013 and 2012, respectively (in thousands):

	Fiscal Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Net cash (used in) provided by operating activities	$1,243	$867	$(400)
Net cash used in investing activities	(5,730)	(8,339)	(7,178)
Net cash (used in) provided by financing activities	11,311	7,219	(1,736)
Effect of exchange rate changes on cash	11	41	9
Net increase (decrease) in cash and cash equivalents	$6,835	$(212)	$(9,305)

Operating Activities
Cash provided by operating activities is primarily comprised of net loss, adjusted for non-cash activities such as depreciation and amortization expense, amortization of intangible assets, impairment losses and share-based compensation expense. These non-cash adjustments represent charges reflected in net loss and, therefore, to the extent that non-cash items increase or decrease our operating results, there will be no corresponding impact on our cash flows. Net loss adjusted for non-cash adjustments to operating activities was $4,689 (adjusted for non-cash charges primarily consisting of depreciation and amortization expense of $8,923) for the period ended January 3, 2015 compared to $4,398 (adjusted for non-cash charges primarily consisting of impairment losses of $6,077 and depreciation and amortization expense of $12,175) for the period ended December 28, 2013.
Net loss adjusted for non-cash adjustments to operating activities was $4,398 (adjusted for non-cash charges primarily consisting of impairment losses of $6,077 and depreciation and amortization expense of $12,175) for the period ended December 28, 2013 compared to $8,161 (adjusted for non-cash charges primarily consisting of impairment losses of $26,427 and depreciation and amortization expense of $15,204) for the period ended December 29, 2012. After excluding the effects of the non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities.

•
Accounts receivable decreased to $3,804 at January 3, 2015 from $5,029 at December 28, 2013, resulting in a decrease in operating assets and reflecting a cash inflow of $1,225 for the fiscal year ended January 3, 2015. Accounts receivable decreased primarily due to the closure of the Carson warehouse and the related accounts receivable associated with offline sales processed through the Carson warehouse. Accounts receivable decreased to $5,029 at December 28, 2013 from $7,431 at December 29, 2012, resulting in a decrease in operating assets and reflecting a cash inflow of $2,403 for the fiscal year ended December 28, 2013. Accounts receivable decreased primarily due to lower revenues.

•
Inventory increased to $48,362 at January 3, 2015 from $36,986 at December 28, 2013, resulting in an increase in operating assets and reflecting a cash outflow of $11,376 for the fiscal year ended January 3, 2015. Inventory decreased to $36,986 at December 28, 2013 from $42,727 at December 29, 2012, resulting in a decrease in operating assets and reflecting a cash inflow of $5,740 for the fiscal year ended December 28, 2013.

•
Accounts payable and accrued expenses increased to $33,109 at January 3, 2015 compared to $25,628 at December 28, 2013 resulting in an increase in operating liabilities and reflecting a cash inflow of $7,481 for the fiscal year ended January 3, 2015. Accounts payable and accrued expenses increased primarily due to the increase in accounts payable of $5,693, a $733 increase in accrued marketing and a $602 increase in payroll related accruals. Accounts payable and accrued expenses decreased to $25,628 at December 28, 2013 compared to $38,510 at December 29, 2012 resulting in a decrease in operating liabilities and reflecting a cash outflow of $11,833 for the fiscal year ended December 28, 2013 and unpaid accruals for asset purchases and property acquired under capital leases of $1,067. Accounts payable and accrued expenses decreased primarily due to the decrease in accounts payable of $8,356.

•
Other current liabilities decreased to $3,505 at January 3, 2015 compared to $3,682 at December 28, 2013, resulting in a decrease in operating liabilities and reflecting a cash outflow of $177 for the fiscal year ended January 3, 2015. Other current liabilities decreased due to decreases in deferred rent, deferred revenues and customer deposits. Other current liabilities decreased to $3,682 at December 28, 2013 compared to $4,738 at December 29, 2012, resulting in a decrease in operating liabilities and reflecting a cash outflow of $1,056 for the fiscal year ended December 28, 2013. Other current liabilities decreased due to decreases in sales returns deferred revenues and customer deposits.

Investing Activities
For the fiscal years ended January 3, 2015 and December 28, 2013, net cash used in investing activities was primarily the result of increases in property and equipment ($5,556 and $8,325, respectively). Property and equipment is primarily internally developed software. Capitalized costs include amounts directly related to website and software development, primarily payroll and payroll related costs for employees and outside contractors who are directly associated with and devote time to the internal use software project. We expect our capital expenditures to be flat or slightly higher in fiscal 2015 compared to fiscal 2014.
For the fiscal year ended December 29, 2012, net cash used in investing activities was primarily the result of increases in property and equipment of $10,155, partially offset from net proceeds received from the sales of our investments of $3,171. Property and equipment is primarily internally developed software.
Financing Activities
For the fiscal year ended January 3, 2015, net cash provided by financing activities was primarily due to gross proceeds of $7,000 received from the sale of 35.9% of AutoMD's outstanding common stock and the net draws made on debt, totaling $4,248. For the fiscal year ended December 28, 2013, net cash provided by financing activities was primarily due to gross proceeds received from the issuance of Series A Preferred of $6,017 and common stock of $2,235, and proceeds from the sale leaseback of our LaSalle, Illinois facility for $9,584, partially offset by the net payments made on debt, totaling $9,447 (see further discussion in “Debt and Available Borrowing Resources” below).
For the fiscal year ended December 29, 2012, net cash used in financing activities was primarily the result of payments made on debt, totaling $28,384, which included the payoff of our previous term loan balance of $17,875 and payments on our new revolving loan of $10,509, partially offset by the proceeds received from our revolving loan of $26,731.
Debt and Available Borrowing Resources
Total debt (primarily comprised of a revolving loan payable of $11,022, discussed further below, and capital leases of $9,539) was $20,561 as of January 3, 2015, compared to $16,545 (primarily comprised of a revolving loan payable of $6,774, discussed further below, and capital leases of $9,771) as of December 28, 2013.
The Company maintains an asset-based revolving credit facility that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $25,000, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. Upon satisfaction of certain conditions, the Company has the right to increase the revolving commitment to up to $40,000. The Company, to date, has not requested any such increases. The credit facility matures on April 26, 2017.
On August 4, 2014, the Company, certain of its domestic subsidiaries and JPMorgan entered into a Fourth Amended Credit Agreement amending the Credit Agreement to, among other things, amend certain definitions to allow for additional add-backs to adjusted EBITDA for fiscal quarters ended June 28, 2014 and September 27, 2014.
On October 8, 2014, the Company, certain of its domestic subsidiaries and JPMorgan entered into a Fifth Amendment to Credit Agreement and First Amendment to Pledge and Security Agreement, which amended the Credit Agreement previously entered into by the Company, certain of its domestic subsidiaries and JPMorgan on April 26, 2012 and the Pledge and Security Agreement previously entered into by the Company, certain of its domestic subsidiaries and JPMorgan on April 26, 2012. Pursuant to the Amendment, JPMorgan increased its revolving commitment from $20,000 to $25,000, which is subject to a borrowing base derived from certain receivables, inventory, property and pledged cash. In addition, the Company’s ability to perform certain contingent obligations set forth in the documents executed in connection with the Purchase Agreement is dependent on the Company satisfying certain contractual and financial tests, including, without limitation, (i) with respect to the purchase of two million shares of AutoMD common stock described above, the Company having excess availability to borrow under the Credit Agreement of at least $4 million and the satisfaction of a minimum fixed charge coverage ratio of 1.25:1.0, (ii) with respect to the reimbursement of certain intellectual property litigation expenses incurred by AutoMD, which the Company could be required to do for a period of three years, the Company having excess availability to borrow under the credit agreement of at least $4 million, and (iii) with respect to the Company electing to purchase AutoMD common stock in connection with certain transfers not permitted under an investor rights agreement entered into by the Company or AutoMD electing to exercise its option to repurchase shares of its common stock under specific circumstances as contemplated by such investor rights agreement, the Company having excess availability to borrow under the credit agreement of at least $6 million and the satisfaction of a minimum fixed charge coverage ratio of 1.25:1.0. In addition, certain definitions were amended to allow for additional add-backs to adjusted EBITDA for fiscal quarters ended September 27, 2014 and January 3, 2015.
The Company entered into a sixth amendment to the credit facility effective January 2, 2015. Pursuant to the Amendment, the following amendments to the Credit Agreement were made, among others:

•	The net orderly liquidation value inventory advance rate was increased from 85% to 90%.

•
The Company’s required excess availability related to the “Covenant Testing Trigger Period” (as defined under the Credit Agreement) under the revolving commitment under the Credit Agreement was reduced to less than $2,000 from less than $4,000 for the period commencing on any day that excess availability is less than $2,000 and continuing until excess availability has been greater than or equal to $2,000 for 45 consecutive days.

•
The period during which the Company is subject to a fixed charge coverage ratio begins after June 30, 2016 and the applicable testing period would begin for a 5 month period ending May 31, 2016 or fiscal year 2016 rather than a trailing twelve month period. The full trailing twelve month testing period would begin with the twelve month period ending December 31, 2016.

•
Certain negative covenants applicable to the Company and AutoMD, Inc. (“AutoMD”), a subsidiary of the Company, related to certain contractual and financial tests to permit the Company and AutoMD to consummate certain obligations set forth in the agreements entered into by the Company and AutoMD on October 8, 2014 (the “Financing Documents”) in connection with the sale of AutoMD common stock to certain investors (the “AutoMD Financing”) have been revised where the availability requirements are no longer applicable until after June 30, 2016 and further revised reducing the availability requirement to $2,000 before and after giving effect to the consummation of such obligations. A summary of the Financing Documents and the AutoMD Financing were disclosed by the Company in a Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2014.

•
The trigger, requiring the Company to provide certain reports under the Credit Agreement, relating to excess availability under the revolving commitment under the Credit Agreement, has been reduced to less than $4,000 from less than $6,000 and continuing until excess availability has been greater than or equal to $4,000 for 45 consecutive days.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) one month LIBOR plus an applicable margin of 2.25%, or (b) an “alternate base rate” plus an applicable margin of 0.25%. Subsequent to June 30, 2016, each applicable margin as set forth in the prior sentence is subject to reduction by up to 0.50% per annum based upon the Company’s fixed charge coverage ratio. At January 3, 2015, the Company’s LIBOR based interest rate was 2.44% (on $11,000 principal) and the Company’s prime based rate was 3.50% (on $22 principal). A commitment fee, based upon undrawn availability under the credit facility bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the credit facility, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than $4,000 at any time, as defined, and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $4,000 at all times. The Company’s excess availability was $8,329 at January 3, 2015. Also as of March 12, 2015, our excess availability was $7,189 and our outstanding revolving loan balance was $12,698. As of the date hereof, the cash dominion period has not been in effect; accordingly no principal payments are currently due.
Certain of the Company’s domestic subsidiaries are co-borrowers (together with the Company, the “Borrowers”) under the Credit Agreement, and certain other domestic subsidiaries are guarantors (the “Guarantors” and, together with the Borrowers, the “Loan Parties”) under the Credit Agreement. The Borrowers and the Guarantors are jointly and severally liable for the Borrowers’ obligations under the Credit Agreement. The Loan Parties’ obligations under the Credit Agreement are secured, subject to customary permitted liens and certain exclusions, by a perfected security interest in (a) all tangible and intangible assets and (b) all of the capital stock owned by the Loan Parties (limited, in the case of foreign subsidiaries, to 65% of the capital stock of such foreign subsidiaries). The Borrowers may voluntarily prepay the loans at any time with payment of a premium equal to the aggregate revolving commitments multiplied by 0.5% if such termination of the commitments occurs prior to January 2, 2016. If prepayment occurs after January 2, 2016 no premium is required. The Borrowers are required to make mandatory prepayments of the loans (without payment of a premium) with net cash proceeds received upon the occurrence of certain “prepayment events,” which include certain sales or other dispositions of collateral, certain casualty or condemnation events, certain equity issuances or capital contributions, and the incurrence of certain debt.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, fundamental changes, investments, dispositions, prepayment of other indebtedness, mergers, and dividends and other distributions.
The period during which the Company is subject to a fixed charge coverage ratio begins after June 30, 2016 and the applicable testing period would begin for a five month period ending May 31, 2016 or fiscal year 2016 rather than a trailing twelve month period. The full trailing twelve month testing period would begin with the twelve month period ending December 31, 2016. During the period when the Company is not subject to a fixed charge coverage ratio an “Availability Block” (as defined under the Credit Agreement) of $2,000 will be in effect, and thereafter the “Availability Block” will be eliminated. Beginning July 1, 2016, in the event that “excess availability” (as defined under the Credit Agreement) is less than $2,000, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. Events of default under the Credit Agreement include: failure to timely make payments due under the Credit Agreement; material misrepresentations or misstatements under the Credit Agreement and other related agreements; failure to comply with covenants under the Credit Agreement and other related agreements; certain defaults in respect of other material indebtedness; insolvency or other related events; certain defaulted judgments; certain ERISA-related events; certain security interests or liens under the loan documents cease to be, or are challenged by the Company or any of its subsidiaries as not being, in full force and effect; any loan document or any material provision of the same ceases to be in full force and effect; and certain criminal indictments or convictions of any Loan Party. As of January 3, 2015, the Company was in compliance with all covenants under the Credit Agreement.
Our Credit Facility requires us to satisfy certain financial covenants which could limit our ability to react to market conditions or satisfy extraordinary capital needs and could otherwise restrict our financing and operations. If we are unable to satisfy the financial covenants and tests at any time, we may as a result cease being able to borrow under the Credit Facility or be required to immediately repay loans under the Credit Facility, and our liquidity and capital resources and ability to operate our business could be severely impacted, which would have a material adverse effect on our financial condition and results of operations. In those events, we may need to sell additional assets or seek additional equity or additional debt financing or attempt to modify our existing Credit Agreement. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all, or that we would be able to modify our existing Credit Agreement.
As of January 3, 2015, the Company had total capital leases payable of $9,539. The present value of the net minimum payments on capital leases as of January 3, 2015 is as follows:

Total minimum lease payments	$18,520
Less amount representing interest	(8,981)
Present value of net minimum lease payments	9,539
Current portion of capital leases payable	269
Capital leases payable, net of current portion	$9,270
See additional information in “Note 6 – Borrowings” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report.
Funding Requirements
Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months. Our future capital requirements may, however, vary materially from those now planned or anticipated. Changes in our operating plans, lower than anticipated net sales or gross margins, increased expenses, continued or worsened economic conditions, worsening operating performance by us, or other events, including those described in “Risk Factors” included in

Part II, Item 1A may force us to sell additional assets and seek additional debt or equity financing in the future. We may need to issue additional common stock under our shelf registration, discussed above. There can be no assurance that we would be able to raise such additional financing or engage in such additional asset sales on acceptable terms, or at all. If we are not able to raise adequate additional financing or proceeds from additional asset sales, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations.
Off-Balance Sheet Arrangements
We have no significant off-balance sheet arrangements.
Contractual Obligations
The following table sets forth our contractual cash obligations and commercial commitments as of January 3, 2015:

	Payment Due By Period (in thousands)
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal payments on revolving loan payable (1)	$11,022	$—	$11,022	$—	$—
Interest payments on revolving loan payable (2)	628	271	357		—
Operating lease obligations (3)	2,065	1,279	786	—	—
Capital lease obligations (4)	18,520	1,009	1,877	1,843	13,791

(1)
Amounts represent the expected principal cash payments relating to our debt and do not include any fair value adjustments or discounts and premiums. Our outstanding debt is comprised of a revolving loan which currently has no principal payment requirements, and matures in April 2017. The principal outstanding balance at January 3, 2015 is presumed to be the amount due in April 2017. See additional information in “Liquidity and Capital Resources – Debt and Available Borrowing Resources” above.

(2)
Amounts represent the expected interest cash payments relating to our revolving loan balance at January 3, 2015. The principal outstanding balance and the interest rates prevalent at January 3, 2015 were used to calculate the expected future interest payments.

(3)
Commitments under operating leases relate primarily to our leases on our principal facility in Carson, California, our distribution centers in Chesapeake, Virginia and La Salle, Illinois, and our call center in the Philippines.

(4)	Commitments under capital leases include the lease for our LaSalle distribution facility and equipment lease agreements which include interest.

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
Long-Lived Assets and Intangibles. We acquire tangible and intangible assets in the normal course of business. We evaluate the recoverability of the carrying amount of these long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with ASC Topic 360- Property, Plant, and Equipment (“ASC 360”). Management assesses potential impairments whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will result when the carrying value exceeds the undiscounted cash flows estimated to result from the use and eventual disposition of the asset. We continually use judgment when applying these impairment rules to determine the timing of the impairment tests, undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. The reasonableness of our judgments could significantly affect the carrying value of our long-lived assets. As of January 3, 2015, the Company identified adverse events related to the Company's financial performance, including a downward trend in gross margin, and continued operating losses, which indicated property and equipment and intangibles subject to amortization may not be recoverable. The Company performed impairment testing under the provisions of ASC 360 and after performing step 1, the Company determined property and equipment was not impaired as of January 3, 2015. For fiscal year 2013, we recorded impairment charges on property and equipment and intangibles subject to amortization of $4,832 and $1,245, respectively. For fiscal year 2012, we recorded impairment charges on property and equipment and intangibles subject to amortization of $1,960 and $5,613, respectively. Any further reduction in the fair value of long-lived assets will result in additional impairment charges.
Goodwill and Indefinite-Lived Intangibles. We account for goodwill under the guidance set forth in ASC Topic 350- Intangibles – Goodwill and Other (“ASC 350”), which specifies that goodwill and indefinite-lived intangibles should not be amortized. We have historically evaluated goodwill and indefinite-lived intangibles for impairment on an annual basis or more frequently if events or circumstances occur that would indicate a reduction in fair value. The goodwill impairment test is a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount including goodwill. We estimate the fair value of the reporting unit based on the income approach, which utilizes discounted future cash flows. Assumptions critical to the fair value estimates under the discounted cash flow model include discount rates, cash flow projections, projected long-term growth rates and the determination of terminal values. The market approach is used as a test of reasonableness to corroborate the income approach. The market approach utilized market multiples of invested capital from publicly traded companies in similar lines of business. The market multiples from invested capital include revenues, total assets, book equity plus debt and EBITDA. In fiscal year 2012, we recorded impairment charges on goodwill of $18,854 and impairment charges on other indefinite-lived intangibles of $3,894. Subsequent to those write-downs, the carrying value of goodwill and indefinite-lived intangibles was zero.

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
The assessment regarding whether a valuation allowance is required or should be adjusted also considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified.

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
The valuation of deferred tax assets requires judgment and assessment of the future tax consequences of events that have been recorded in the financial statements or in the tax returns, and our future profitability represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations. Due to our combined cumulative three-year adjusted loss position, it was determined that it was not more likely than not that we would realize our net deferred tax assets. As of December 29, 2012, the valuation allowance was $36,915, after recording an additional valuation allowance of $14,080 in fiscal year 2012. As of December 28, 2013, the valuation allowance was $43,509, after recording an additional valuation allowance of $6,621 in fiscal year 2013. As of January 3, 2015, the valuation allowance was $45,867, after recording an additional valuation allowance of $2,358 in fiscal year 2014.
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
As of January 3, 2015, federal and state NOL carryforwards were $57,552 and $73,610, respectively. Federal NOL carryforwards of $2,690 were acquired in the acquisition of WAG which are subject to Internal Revenue Code section 382 and limited to an annual usage limitation of $135. Additionally, the tax benefit of $41 of the federal and state NOL carryforwards which was created by the exercise of stock options will be credited to additional paid-in-capital once recognized. Federal NOL carryforwards expire in 2029, while state NOL carryforwards begin to expire in 2015 The state NOL carryforwards expire in the respective tax years as follows (in thousands):

2015 - 2022	$40,553
2023 - 2032	33,057
$73,610

As a result of the October 8, 2014 sale transaction, AutoMD will no longer be included in the consolidated state and federal tax filings of the Company. For the fiscal year ended January 3, 2015, the effective tax rate for AutoMD was (0.2)%. AutoMD's effective tax rate differs from the U.S. federal statutory rate primarily as a result of the recording of a $195 valuation allowance against the Company's net deferred tax assets. As of January 3, 2015, AutoMD had net operating loss carryforwards (NOLs) of approximately $2,582 for federal tax purposes that begin to expire in 2031. These amounts are included in the consolidated figures presented above. AutoMD state NOLs were not material as of January 3, 2015.

We utilize a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of January 3, 2015, we had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.
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
Market Risk. Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial commodity market prices and rates. We are exposed to market risk primarily in the area of changes in U.S. interest rates and conditions in the credit markets. We also have some exposure related to foreign currency fluctuations. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We do not have any derivative financial instruments as of January 3, 2015. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities and mutual funds that hold debt securities.
Interest Rate Risk. Our investment securities generally consist of mutual funds. As of January 3, 2015, our investments were comprised of $62 of investments in mutual funds that primarily hold debt securities.
As of January 3, 2015, we had a balance of $11,022 outstanding under a revolving loan under our credit facility. The interest rate on this loan is computed based on a LIBOR and Prime loan rate, adjusted by features specified in our loan agreement. At our debt level as of January 3, 2015, a 100 basis point increase in interest rates would not materially affect our earnings and cash flows. If, however, we are unable to meet the covenants in our loan agreement, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate. There can be no assurance that any renegotiated terms of credit would not materially impact our earnings. At January 3, 2015, our LIBOR based interest rate was 2.44% per annum (on $11,000 principal) and our Prime based rate was 3.50% per annum (on $22 principal). Refer to additional discussion in Item 7, under the caption “Liquidity and Capital Resources – Debt and Available Borrowing Resources” and in “Note 6 – Borrowings” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.
Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. dollar weakens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. dollar strengthens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos, and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, a fluctuation of 10% in the Peso/U.S. dollar exchange rate would have approximately a $410 impact on our Philippine operating expenses for the fifty-three weeks ended January 3, 2015. During fiscal 2014 we hedged a portion of our forecasted foreign currency exposure associated with operating expenses incurred in the Philippines. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. As of January 3, 2015, we had no hedges in place. We are evaluating our options on how to manage this risk and considering various methods to mitigate such risk. Our Canadian website sales are denominated in Canadian dollars; however, fluctuations in exchange rates from these operations are only expected to have a nominal impact on our operating results due to the relatively small number of sales generated in Canada. We believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this Item 8 are set forth in Part IV, Item 15 of this report and are hereby incorporated into this Item 8 by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 3, 2015 pursuant to Rule 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objectives for which they were designed and operated at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). We assessed the effectiveness of our internal control over financial reporting as of January 3, 2015, based on the “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment was conducted utilizing our documentation of policies and procedures, risk control matrices, gap analysis, key process walk-throughs and management’s knowledge of and interaction with its controls and testing of our key controls.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on such assessment and criteria, management has concluded that the internal controls over financial reporting were effective, and were operating at the reasonable assurance level as of January 3, 2015.
Changes in Internal Control Over Financial Reporting
The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter ended January 3, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

ITEM 9B.     OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a)Identification of Directors. The information under the caption “Election of Directors,” appearing in the Proxy Statement (“Proxy Statement”), is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2014.
(b) Identification of Executive Officers and Certain Significant Employees. The information under the caption “Executive Compensation and Other Information—Executive Officers,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2014.
(c) Compliance with Section 16(a) of the Exchange Act. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2014.
(d) Code of Ethics. The information under the caption “Corporate Governance – Code of Ethics and Business Conduct,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2014.
(e) Board Committees. The information under the caption “Corporate Governance — Board Committees and Meetings,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2014.

ITEM 11.     EXECUTIVE COMPENSATION
The information under the caption “Executive Compensation and Other Information”, appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the captions “Equity Compensation Plans” and “Ownership of Securities by Certain Beneficial Owners and Management,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the captions “Corporate Governance — Director Independence” and “Certain Relationships and Related Transactions,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2014.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the caption “Fees Paid to Independent Registered Public Accounting Firm,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2014.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report:
(1)Financial Statements. The following financial statements of U.S. Auto Parts Network, Inc. are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:
(2)Financial Statement Schedules.
All schedules have been omitted because they are not required or the required information is included in our consolidated financial statements and notes thereto.
(3)Exhibits.
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

4.1*	Specimen common stock certificate

10.1+*	U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan

10.2+*	Form of Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.3+*	Form of Notice of Grant of Stock Option under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.4+*	Form of Acceleration Addendum to Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.5+*	U.S. Auto Parts Network, Inc. 2007 Omnibus Plan and forms of agreements

Exhibit No.	Description

10.6†*	Catalog License and Parts Purchase Agreement dated November 20, 2006 by and between U.S. Auto Parts Network, Inc. and WORLDPAC, Inc.

10.7+
Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2010)

10.8*	Deeds of Assignment and Declarations of Trust executed September 2006 regarding MBS Tek Corporation stock transfer.

10.9
Form of Suppliers’ Agreement entered into between U.S. Auto Parts Network, Inc. and certain of its U.S. based suppliers and primary drop-ship vendors (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007)

10.10
Employment Agreement dated February 14, 2014 between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 10.39 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2014)

10.11
Non-Qualified Stock Option Agreement dated October 15, 2007 between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.12
Non-Qualified Stock Option Agreement dated October 15, 2007 (performance grant) between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.13	2007 New Employee Incentive Plan (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.14
Employment Agreement dated February 14, 2014, between the Company and Aaron Coleman (incorporated by reference to Exhibit 10.44 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2014)

10.15
Non-Qualified Stock Option Agreement, dated May 15, 2008, by and between the Company and Shane Evangelist (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2008)

10.16
Commercial Lease Agreement dated December 16, 2008 by and between U.S. Auto Parts Network, Inc. and Ashley Indian River, LLC (incorporated by reference to Exhibit 10.66 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2009)

10.17
Contract of lease dated January 7, 2010 by and between U.S. Autoparts Network Philippines Corporation and Robinsons Land Corporation (incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2010)

10.18
Agreement of Sublease dated September 22, 2011 by and between the Company and Timec Company Inc. ((incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q filed with the Securities Exchange and Commission on November 9, 2011)

10.19+
U.S. Auto Parts Network Inc. Director Payment Election Plan (incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2011)

10.20
Credit Agreement, dated April 26, 2012, by and between U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2012)

10.21
First Amended Credit Agreement, effective as of March 12, 2013, by and between U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.78 to the Annual Report on Form 10-K for the fiscal year ended December 29, 2012 filed with the Securities Exchange Commission on March 25, 2013)

10.22
Second Amended Credit Agreement, effective as of March 25, 2013, by and between U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to exhibit 10.79 to the Current Report on Form 8-k filed with the Securities and Exchange Commission on March 25, 2013)

10.23
Purchase and Sale Agreement dated April 17, 2013 by and among Whitney Automotive Group, Inc. and STORE Capital Acquisitions, LLC (incorporated by reference to the Current Report on Form 8-K filed on April 23, 2013)

Exhibit No.	Description
10.24	Lease Agreement dated April 17, 2013 by and among U.S. Auto Parts Network, Inc. and STORE Master Funding III, LLC (incorporated by reference to the Current Report on Form 8-K filed on April 23, 2013)

10.25
Employment Agreement dated February 14, 2014 between the Company and Bryan P. Stevenson. (incorporated by reference to Exhibit 10.82 to the Current Report on Form 8-k filed with the Securities and Exchange Commission on February 18, 2014)

10.26	Form of Stock Unit Award Agreement (incorporated by reference to exhibit 10.835 to the Current Report on Form 8-k filed with the Securities and Exchange Commission on February 18, 2014)

10.27	Form of Stock Unit Award Agreement (incorporated by reference to exhibit 10.84 to the Current Report on Form 8-k filed with the Securities and Exchange Commission on February 18, 2014)

10.28
Third Amendment to Credit Agreement dated as of August 2, 2013 by and between U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2013)

10.29
Fourth Amendment to Credit Agreement dated August 4, 2014 by and between U.S. Auto Parts Network, Inc., certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014)

10.30
Common Stock Purchase Agreement, dated October 8, 2014, by and among AutoMD, Inc., U.S. Auto Parts Network, Inc., Muzzy-Lyon Auto Parts, Inc., Manheim Investments, Inc., Oak Investment Partners XI, L.P. and the Sol Khazani Living Trust (incorporated by reference to the Current Report on Form 8-K filed on October 9, 2014)

10.31
Investor Rights Agreement, dated October 8, 2014, by and among AutoMD, Inc., U.S. Auto Parts Network, Inc., Muzzy-Lyon Auto Parts, Inc., Manheim Investments, Inc., Oak Investment Partners XI, L.P. and the Sol Khazani Living Trust (incorporated by reference to the Current Report on Form 8-K filed on October 9, 2014)

10.32
Voting Agreement, dated October 8, 2014, by and among AutoMD, Inc., U.S. Auto Parts Network, Inc., Muzzy-Lyon Auto Parts, Inc., Manheim Investments, Inc., Oak Investment Partners XI, L.P. and the Sol Khazani Living Trust (incorporated by reference to the Current Report on Form 8-K filed on October 9, 2014)

10.33
Right of First Refusal and Co-Sale Agreement, dated October 8, 2014, by and among AutoMD, Inc., U.S. Auto Parts Network, Inc., Muzzy-Lyon Auto Parts, Inc., Manheim Investments, Inc., Oak Investment Partners XI, L.P. and the Sol Khazani Living Trust (incorporated by reference to the Current Report on Form 8-K filed on October 9, 2014)

10.34
Fifth Amendment to Credit Agreement and First Amendment to Pledge and Security Agreement, dated October 8, 2014, by and among U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A (incorporated by reference to the Current Report on Form 8-K filed on October 9, 2014)

10.35
Sixth Amendment to Credit Agreement and First Amendment to Pledge and Security Agreement, dated January 2, 2015, by and among U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A (incorporated by reference to the Current Report on Form 8-K filed on January 5, 2015)

10.36
Board Candidate Agreement dated March 20, 2014 between the Company and Timothy Maguire and Maguire Asset Management LLC (incorporated by reference to the Current Report on Form 8-K filed on March 23, 2014)

21.1	Subsidiaries of U.S. Auto Parts Network, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No.	Description

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date:	March 19, 2015	U.S. AUTO PARTS NETWORK, INC.

		By:	/s/ Shane Evangelist
Shane Evangelist
Chief Executive Officer
POWER OF ATTORNEY
We, the undersigned officers and directors of U.S. Auto Parts Network, Inc., do hereby constitute and appoint Shane Evangelist and Mike Yoshida, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Shane Evangelist	Chief Executive Officer and Director	March 19, 2015
Shane Evangelist	(principal executive officer)

/s/ Mike Yoshida	Chief Financial Officer	March 19, 2015
Mike Yoshida	(principal financial and accounting officer)

/s/ Robert J. Majteles	Chairman of the Board	March 19, 2015
Robert J. Majteles

/s/ Joshua L. Berman	Director	March 19, 2015
Joshua L. Berman

/s/ Fredric W. Harman	Director	March 19, 2015
Fredric W. Harman

/s/ Jay K. Greyson	Director	March 19, 2015
Jay K. Greyson

/s/ Sol Khazani	Director	March 19, 2015
Sol Khazani

/s/ Warren B. Phelps III	Director	March 19, 2015
Warren B. Phelps III

/s/ Barbara Palmer	Director	March 19, 2015
Barbara Palmer

/s/ Bradley E. Wilson	Director	March 19, 2015
Bradley E. Wilson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
U.S. Auto Parts Network, Inc.
Carson, CA
We have audited the accompanying consolidated balance sheets of U.S. Auto Parts Network, Inc. and subsidiaries (the “Company”) as of January 3, 2015 and December 28, 2013, and the related consolidated statements of operations and comprehensive operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of U.S. Auto Parts Network, Inc. and subsidiaries as of January 3, 2015 and December 28, 2013 and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2015, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Los Angeles, CA
March 19, 2015

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par and Per Share Liquidation Value)

	January 3, 2015	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$7,653	$818
Short-term investments	62	47
Accounts receivable, net of allowances of $41 and $213 at January 3, 2015 and December 28, 2013, respectively	3,804	5,029
Inventory	48,362	36,986
Other current assets	2,669	3,234
Total current assets	62,550	46,114
Property and equipment, net	16,966	19,663
Intangible assets, net	1,707	1,601
Other non-current assets	1,684	1,804
Total assets	$82,907	$69,182
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,362	$19,669
Accrued expenses	7,747	5,959
Revolving loan payable	11,022	6,774
Current portion of capital leases payable	269	269
Other current liabilities	3,505	3,682
Total current liabilities	47,905	36,353
Capital leases payable, net of current portion	9,270	9,502
Deferred income taxes	1,618	335
Other non-current liabilities	1,891	2,126
Total liabilities	60,684	48,316
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; $1.45 per share liquidation value or aggregate of $6,017; 4,150 shares authorized; 4,150 and 4,150 shares issued and outstanding at January 3, 2015 and December 28, 2013, respectively	4	4
Common stock, $0.001 par value; 100,000 shares authorized; 33,624 and 33,352 shares issued and outstanding at January 3, 2015 and December 28, 2013, respectively	33	33
Additional paid-in-capital	174,369	168,693
Common stock dividend distributable on Series A convertible preferred stock	—	60
Accumulated other comprehensive income	360	446
Accumulated deficit	(155,489)	(148,370)
Total stockholders’ equity	19,277	20,866
Noncontrolling interest	2,946	—
Total equity	22,223	20,866
Total liabilities and equity	$82,907	$69,182
See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(In Thousands, Except Per Share Data)

	Fiscal Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Net sales	$283,508	$254,753	$304,017
Cost of sales (1)	205,058	180,620	212,379
Gross profit	78,450	74,133	91,638
Operating expenses:
Marketing	42,008	41,045	51,416
General and administrative	16,701	17,567	19,857
Fulfillment	20,368	18,702	22,265
Technology	4,863	5,128	6,274
Amortization of intangible assets	422	381	1,189
Impairment loss on goodwill	—	—	18,854
Impairment loss on property and equipment	—	4,832	1,960
Impairment loss on intangible assets	—	1,245	5,613
Total operating expenses	84,362	88,900	127,428
Loss from operations	(5,912)	(14,767)	(35,790)
Other income (expense):
Other income, net	65	148	20
Interest expense	(1,101)	(972)	(785)
Loss on debt extinguishment	—	—	(360)
Total other expense, net	(1,036)	(824)	(1,125)
Loss before income taxes	(6,948)	(15,591)	(36,915)
Income tax (benefit) provision	138	43	(937)
Net loss including noncontrolling interests	(7,086)	(15,634)	(35,978)
Net loss attributable to noncontrolling interests	(207)	—	—
Net loss attributable to U.S. Auto Parts	(6,879)	(15,634)	(35,978)
Other comprehensive income attributable to U.S. Auto Parts, net of tax:
Foreign currency translation adjustments	20	55	31
Actuarial loss on defined benefit plan	(106)	—	—
Unrealized gains on investments	—	7	26
Total other comprehensive income (loss) attributable to U.S. Auto Parts	(86)	62	57
Comprehensive loss attributable to U.S. Auto Parts	$(6,965)	$(15,572)	$(35,921)
Basic and diluted net loss per share	$(0.21)	$(0.48)	$(1.17)
Shares used in computation of basic and diluted net loss per share	33,489	32,697	30,818

(1)
Excludes depreciation and amortization expense which is included in marketing, general and administrative and fulfillment expense as described in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations” below.

See accompanying notes to consolidated financial statements.

U.S AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Preferred Stock		Common Stock		Additional Paid-in- Capital	Preferred Stock Dividend Distributable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2012	—	—	30,626	$31	$157,140	—	$327	66,300	$60,924	—	60,924
Net loss			—	—	—		—	(35,978)	(35,978)	—	(35,978)
Issuance of shares in connection with stock option exercises	—	—	489	—	636	—	—	—	636	—	636
Issuance of stock awards	—	—	13	—	53	—	—	—	53	—	53
Share-based compensation	—	—	—	—	1,952	—	—	—	1,952	—	1,952
Unrealized gain on investments, net of tax	—	—	—	—	—	—	26	—	26	—	26
Effect of changes in foreign currencies	—	—	—	—	—	—	31	—	31	—	31
Balance, December 29, 2012	—	—	31,128	31	159,781	—	384	(132,552)	27,644	—	27,644
Net loss	—	—	—	—	—	—	—	(15,634)	(15,634)	—	(15,634)
Issuance of shares in connection with Series A Preferred Stock, net of issuance costs	4,150	4	—	—	5,166	—	—	—	5,170	—	5,170
Issuance of shares in connection with common stock offering, net of issuance costs	—	—	2,050	2	1,989	—	—	—	1,991	—	1,991
Issuance of common stock in connection with preferred stock dividends	—	—	50	—	60	—	—	—	60	—	60
Issuance of shares in connection with stock option exercises	—	—	101	—	183	—	—	—	183	—	183
Issuance of shares in connection with BOD fees	—	—	23	—	31	—		—	31	—	31
Share-based compensation	—	—	—	—	1,483	—	—	—	1,483	—	1,483
Common stock dividend distributable on Series A Preferred Stock	—	—	—	—	—	60	—	(120)	(60)	—	(60)
Cash dividends on preferred stock	—	—	—	—	—	—	—	(64)	(64)	—	(64)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	7	—	7	—	7
Effect of changes in foreign currencies	—	—	—	—	—	—	55	—	55	—	55
Balance, December 28, 2013	4,150	4	33,352	33	168,693	60	446	(148,370)	20,866	—	20,866
Issuance of shares of Auto MD common stock	—	—	—	—	2,512	—	—	—	2,512	3,153	5,665
Net loss	—	—	—	—	—	—	—	(6,879)	(6,879)	(207)	(7,086)
Issuance of common stock in connection with preferred stock dividends	—	—	107	—	300	(300)	—	—	—	—	—
Issuance of shares in connection with stock option exercises	—	—	144	—	295	—	—	—	295	—	295
Issuance of shares in connection with restricted stock units vesting	—	—	21	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,569	—	—	—	2,569	—	2,569
Common stock dividend distributable on Series A Preferred Stock	—	—	—	—	—	240		(240)	—	—	—
Actuarial loss on defined benefit plan	—	—	—	—	—	—	(106)	—	(106)	—	(106)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	—	—	—	—	—
Effect of changes in foreign currencies	—	—	—	—	—	—	20	—	20	—	20
Balance, January 3, 2015	4,150	$4	33,624	$34	$174,369	$—	$360	$(155,489)	$19,277	$2,946	$22,223
See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Fiscal Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Operating activities
Net loss including noncontrolling interests	$(7,086)	$(15,634)	$(35,978)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	8,923	12,175	15,204
Amortization of intangible assets	422	381	1,189
Deferred income taxes	74	59	(875)
Share-based compensation expense	2,371	1,263	1,673
Stock awards issued for non-employee director service	—	31	53
Impairment loss on goodwill	—	—	18,854
Impairment loss on property and equipment	—	4,832	1,960
Impairment loss on intangible assets	—	1,245	5,613
Amortization of deferred financing costs	81	81	94
Loss on debt extinguishment	—	—	360
Loss (gain) from disposition of assets	(96)	(35)	14
Changes in operating assets and liabilities:
Accounts receivable	1,105	2,403	491
Inventory	(11,412)	5,740	9,520
Other current assets	471	954	(618)
Other non-current assets	(39)	(213)	(281)
Accounts payable and accrued expenses	6,992	(11,833)	(14,912)
Other current liabilities	(302)	(1,054)	(2,964)
Other non-current liabilities	(261)	472	203
Net cash provided by (used in) operating activities	1,243	867	(400)
Investing activities
Additions to property and equipment	(5,556)	(8,325)	(10,155)
Proceeds from sale of property and equipment	27	47	14
Cash paid for intangibles	(200)	—	(34)
Proceeds from sale of marketable securities and investments	745	52	3,171
Purchases of marketable securities and investments	(746)	(7)	(8)
Purchases of company-owned life insurance	—	(106)	(166)
Net cash used in investing activities	(5,730)	(8,339)	(7,178)
Financing activities
Proceeds from revolving loan payable	19,506	19,561	26,731
Payments made on revolving loan payable	(15,258)	(29,008)	(10,509)
Proceeds from sale-leaseback transaction	—	9,584	—
Payments made on long-term debt	—	—	(17,875)
Payment of debt extinguishment costs	—	—	(175)
Payments of debt financing costs	—	—	(407)
Proceeds from issuance of Series A convertible preferred stock	—	6,017	—
Payment of issuance costs from Series A convertible preferred stock	—	(847)	—
Proceeds from issuance of common stock	—	2,235	—
Payment of issuance costs from common stock	—	(244)	—
Proceeds from sale of equity in subsidiary	7,000	—	—
Payments on capital leases	(232)	(198)	(137)
Proceeds from exercise of stock options	295	183	636
Other	—	(64)	—
Net cash provided by (used in) financing activities	11,311	7,219	(1,736)
Effect of exchange rate changes on cash	11	41	9
Net change in cash and cash equivalents	6,835	(212)	(9,305)
Cash and cash equivalents, beginning of period	818	1,030	10,335
Cash and cash equivalents, end of period	$7,653	$818	$1,030
Supplemental disclosure of non-cash investing and financing activities:
Accrued asset purchases	$1,232	$736	$1,803
Property acquired under capital lease	—	322	104
Unrealized gain on investments	—	7	26
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$60	$43	$—
Cash paid during the period for interest	1,029	884	495
See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
Note 1 – Summary of Significant Accounting Policies and Nature of Operations
U.S. Auto Parts Network, Inc. (including its subsidiaries) is a distributor of aftermarket auto parts and accessories and was established in 1995. The Company entered the e-commerce sector by launching its first website in 2000 and currently derives the majority of its revenues from online sales channels. The Company sells its products to individual consumers through a network of websites and online marketplaces. Through AutoMD.com, the Company educates consumers on maintenance and service of their vehicles. The site provides auto information, with tools for diagnosing car troubles, locating repair shops and do-it-yourself (“DIY”) repair guides. Our flagship websites are located at www.autopartswarehouse.com, www.carparts.com, www.jcwhitney.com and www.AutoMD.com and our corporate website is located at www.usautoparts.net. References to the “Company,” “we,” “us,” or “our” refer to U.S. Auto Parts Network, Inc. and its consolidated subsidiaries.
The Company’s products consist of body parts, hard parts, performance parts and accessories. The body parts category is primarily comprised of parts for the exterior of an automobile. Our parts in this category are typically replacement parts for original body parts that have been damaged as a result of a collision or through general wear and tear. The majority of these products are sold through our websites. In addition, we sell an extensive line of mirror products, including our own private-label brand called Kool-Vue™, which are marketed and sold as aftermarket replacement parts and as upgrades to existing parts. The hard parts category is comprised of engine components and other mechanical and electrical parts. These parts serve as replacement parts for existing engine parts and are generally used by professionals and do-it-yourselfers for engine and mechanical maintenance and repair. We offer performance versions of many parts sold in each of the above categories. Performance parts and accessories generally consist of parts that enhance the performance of the automobile, upgrade existing functionality of a specific part or improve the physical appearance or comfort of the automobile.
The Company is a Delaware C corporation and is headquartered in Carson, California. The Company also has employees located in Kansas, Virginia, Tennessee, Texas, Wyoming and Illinois, as well as in the Philippines.
Fiscal Year
The Company’s fiscal year is based on a 52/53 week fiscal year ending on the Saturday closest to December 31. The fiscal year ended January 3, 2015 (fiscal year 2014) is a 53 week period and the fiscal years ended December 28, 2013 (fiscal year 2013) and December 29, 2012 (fiscal year 2012) are 52 week periods.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its subsidiaries in which it has a controlling interest. On October 8, 2014, AutoMD, Inc. ("AutoMD") sold seven million shares of its common stock to third-party investors, reducing the Company’s ownership interest in AutoMD to 64.1%. The 35.9% of AutoMD controlled by third-party investors is being reported as a noncontrolling interest. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All inter-company transactions between and among the Company and its consolidated subsidiaries have been eliminated in consolidation.
Basis of Presentation
During fiscal year 2014, the Company’s revenues increased 11.3% from fiscal Year 2013 after having decreased in fiscal year 2013 by 16.2% from fiscal year 2012. In Fiscal Year 2014, the Company incurred a net loss of $6,879, after incurring net losses of $15,634 and $35,978 in Fiscal Years 2013 and 2012, respectively. Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months. When compared to fiscal year 2014, we expect our revenues to increase and our net loss to be lower in fiscal year 2015. Should the Company’s operating results not meet expectations in 2015, it could negatively impact our liquidity as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell assets or seek additional equity or additional debt financing in the future. There can be no assurance that we would be able to raise such additional financing or engage in such additional asset sales on acceptable terms, or at all. If revenues were to decline and the net loss is larger or continues for longer than we expect because our strategies to return to profitability are not successful or otherwise, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations.

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
Fair Value of Financial Instruments
Financial instruments that are not measured at fair value include accounts receivable, accounts payable and debt. Refer to “Note 3 – Fair Value Measurements” for additional fair value information. If the Company’s revolving loan payable (see “Note 6 – Borrowings”) had been measured at fair value, it would be categorized in Level 2 of the fair value hierarchy, as the estimated value would be based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same or similar terms. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value at January 3, 2015 and December 28, 2013 due to their short-term maturities. Marketable securities and investments are carried at fair value, as discussed below. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of our revolving loan payable, classified as current liability in our consolidated balance sheet, approximates its carrying amount because the interest rate is variable.
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
Investments
Investments are comprised of closed-end funds primarily invested in mutual funds that hold government bonds and stock and short-term money market funds. Mutual funds are classified as short-term investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.
Other-Than-Temporary Impairment
All of the Company’s marketable securities and investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. No other-than-temporary impairment charges were recorded on any investments during fiscal years presented.

Inventory
Inventories consist of finished goods available-for-sale and are stated at the lower of cost or market value, determined using the first-in first-out (“FIFO”) method. The Company purchases inventory from suppliers both domestically and internationally, and routinely enters into supply agreements with U.S.–based suppliers and its primary drop-ship vendors. The Company believes that its products are generally available from more than one supplier and seeks to maintain multiple sources for its products, both internationally and domestically. The Company primarily purchases products in bulk quantities to take advantage of quantity discounts and to ensure inventory availability. Inventory is reported at the lower of cost or market, adjusted for slow moving, obsolete or scrap product. Inventory at January 3, 2015 and December 28, 2013 was $48,362 and $36,986, respectively, which included items in-transit to our warehouses, in the amount of $12,155 and $6,750, respectively.
Website and Software Development Costs
The Company capitalizes certain costs associated with website and software developed for internal use according to ASC 350-50 Intangibles – Goodwill and Other – Website Development Costs and ASC 350-40 Intangibles – Goodwill and Other – Internal-Use Software, when both the preliminary project design and testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website and software development such as payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use software project. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. These amounts are amortized on a straight-line basis over two to three years once the software is placed into service. The Company capitalized website and software development costs of $5,651 and $8,150 during fiscal year 2014 and 2013, respectively. At January 3, 2015 and December 28, 2013, our internally developed website and software costs amounted to $40,757 and $50,250, respectively, and the related accumulated amortization and impairment amounted to $36,060 and $44,211, respectively. During fiscal year 2013 and 2012, the Company recognized an impairment loss on websites and software development costs of $4,832 and $3,868, respectively. No impairment was recognized during fiscal year 2014.
Long-Lived Assets and Intangibles Subject to Amortization
The Company accounts for the impairment and disposition of long-lived assets, including intangibles subject to amortization, in accordance with ASC 360 Property, Plant and Equipment (“ASC 360”). Management assesses potential impairments whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. An impairment loss will result when the carrying value exceeds the undiscounted cash flows estimated to result from the use and eventual disposition of the asset or asset group. Impairment losses will be recognized in operating results to the extent that the carrying value exceeds the discounted future cash flows estimated to result from the use and eventual disposition of the asset or asset group. The Company continually uses judgment when applying these impairment rules to determine the timing of the impairment tests, undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset or asset group. The reasonableness of our judgments could significantly affect the carrying value of our long-lived assets. As of January 3, 2015, the Company’s long-lived assets did not indicate a potential impairment under the provisions of ASC 360, therefore no impairment charges were recorded for fiscal year 2014. During the second quarter of 2013, the Company recognized an impairment loss on property and equipment and intangible assets subject to amortization of $4,832 and $1,245, respectively. During the fourth quarter of 2012, the Company recognized an impairment loss on property and equipment and intangible assets subject to amortization of $1,960 and $1,745, respectively. Future impairment losses could result if the fair value of the Company’s long lived assets continues to decline. Refer to “Note 3 – Fair Value Measurements” “Note 4 – Property and Equipment, Net” and “Note 5 – Intangible Assets, net” for further details.
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

During the fourth quarter of 2012, the Company identified adverse events related to the Company’s overall financial performance, including the continued downward trend in the Company’s revenues and negative cash flows from operations, and a sustained decline in the Company’s share price, that would more likely than not reduce the fair value of our reporting units below their carrying amounts. The excess of carrying value over fair value for our reporting unit as of October 31, 2012, the annual testing date, was approximately $21,843. If the carrying amount exceeds the estimated fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss and the impairment losses will be recognized in operating results. Therefore, the Company performed the second step of the goodwill impairment test to measure the amount of impairment loss. The second step compares the implied fair value of goodwill with the carrying amount of goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Based on its analysis, the Company recognized an impairment loss on goodwill of $18,854, which represented its carrying value as of October 31, 2012. For indefinite lived intangible assets, the Company utilized the royalty savings method to determine the fair value of the trade name intangible assets using a discounted rate of 15.0% and royalty rate of 0.1% for fiscal year 2012. During the fourth quarter of 2012, we recorded an impairment loss on indefinite lived intangible assets totaling $3,868. As a result of the impairment losses taken in fiscal year 2012, the Company did not have any goodwill or indefinite-lived intangibles on its balance sheet in fiscal year 2013. In addition, all the remaining indefinite lived intangibles were reclassified as definite lived intangibles and subject to amortization. Refer to “Note 3- Fair Value Measurements” and “Note 5 – Intangible Assets, net” for additional details.
Deferred Catalog Expenses
Deferred catalog expenses consist of third-party direct costs including primarily creative design, paper, printing, postage and mailing costs for all Company direct response catalogs. Such costs are capitalized as deferred catalog expenses and are amortized over their expected future benefit period. Each catalog is fully amortized within nine months. Deferred catalog expenses are included in other current assets and amounted to $441 and $485 at January 3, 2015 and December 28, 2013, respectively.
Deferred Financing Costs
Deferred financing costs are being amortized over the life of the loan using the straight-line method as it is not significantly different from the effective interest method.
Revenue Recognition
The Company recognizes revenue from product sales and shipping revenues, net of promotional discounts and return allowances, when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, both title and risk of loss or damage have transferred, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. The Company retains the risk of loss or damage during transit, therefore, revenue from product sales is recognized at the delivery date to customers. Return allowances, which reduce product revenue by the Company’s best estimate of expected product returns, are estimated using historical experience.
Revenue from sales of advertising is recorded when performance requirements of the related advertising program agreement are met. For each of the fiscal years ended 2014, 2013 and 2012, the advertising revenue represented approximately 1%, of our total revenue.
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
Sales discounts are recorded in the period in which the related sale is recognized. Sales return allowances are estimated based on historical amounts and are recorded upon recognizing the related sales. Credits are issued to customers for returned products. Credits for returned products amounted to $24,903, $24,618, and $30,420 for fiscal year 2014, 2013 and 2012, respectively.

No customer accounted for more than 10% of the Company’s net sales.
The following table provides an analysis of the allowance for sales returns and the allowance for doubtful accounts (in thousands):

	Balance at Beginning of Period	Charged to Revenue, Cost or Expenses	Deductions	Balance at End of Period
Fifty-Three Weeks Ended January 3, 2015
Allowance for sales returns	$893	$24,907	$(24,903)	$897
Allowance for doubtful accounts	213	64	(236)	41
Fifty-Two Weeks Ended December 28, 2013
Allowance for sales returns	$1,364	$24,147	$(24,618)	$893
Allowance for doubtful accounts	221	181	(189)	213
Fifty-Two Weeks Ended December 29, 2012
Allowance for sales returns	$1,726	$30,058	$(30,420)	$1,364
Allowance for doubtful accounts	183	247	(209)	221
Cost of Sales
Cost of sales consists of the direct costs associated with procuring parts from suppliers and delivering products to customers. These costs include direct product costs, outbound freight and shipping costs, warehouse supplies and warranty costs, partially offset by purchase discounts and cooperative advertising. Total freight and shipping expense included in cost of sales for fiscal year 2014, 2013 and 2012 was $40,428, $34,182, and $39,702, respectively. Depreciation and amortization expenses are excluded from cost of sales and included in marketing, general and administrative and fulfillment expenses as noted below.
Warranty Costs
The Company or the vendors supplying its products provide the Company’s customers limited warranties on certain products that range from 30 days to lifetime. In most cases, the Company’s vendors are the party primarily responsible for warranty claims. Standard product warranties sold separately by the Company are recorded as deferred revenue and recognized ratably over the life of the warranty, ranging from one to five years. The Company also offers extended warranties that are imbedded in the price of selected private label products we sell. The product brands that include the extended warranty coverage are offered at three different service levels: (a) a five year unlimited product replacement, (b) a five year one-time product replacement, and (c) a three year one-time product replacement. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on each product’s historical return rate and historical warranty cost. The standard and extended warranty obligations are recorded as warranty liabilities and included in other current liabilities in the consolidated balance sheets. For the fiscal year 2014 and 2013, the activity in our aggregate warranty liabilities was as follows (in thousands):

	January 3, 2015	December 28, 2013
Warranty liabilities, beginning of period	$296	$282
Adjustments to preexisting warranty liabilities	(123)	(58)
Additions to warranty liabilities	119	165
Reductions to warranty liabilities	(74)	(93)
Warranty liabilities, end of period	$218	$296
Marketing Expense
Marketing costs, including advertising, are expensed as incurred. The majority of advertising expense is paid to internet search engine service providers and internet commerce facilitators. For fiscal year 2014, 2013 and 2012, the Company recognized advertising costs of $18,485, $16,619 and $21,068, respectively. Marketing costs also include depreciation and amortization expense and share-based compensation expense.

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
Share-Based Compensation
The Company accounts for share-based compensation in accordance with ASC 718 Compensation – Stock Compensation (“ASC 718”). All share-based payment awards issued to employees are recognized as share-based compensation expense in the financial statements based on their respective grant date fair values, and are recognized within the statement of comprehensive income or loss as marketing, general and administrative, fulfillment or technology expense, based on employee departmental classifications. Under this standard, compensation expense for both time-based and performance-based restricted stock units is based on the closing stock price of our common shares on the date of grant, and is recognized on a straight-line basis over the requisite service period. Compensation expense for performance-based awards is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. Compensation expense for stock options is based on the fair value estimated on the date of grant using an option pricing model that meets certain requirements, and is recognized over the vesting period of three to four years. The Company currently uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards for such stock options, which is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.
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
The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of January 3, 2015, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.
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

Segment Data
The Company operates in two reportable operating segments. The criteria we use to identify operating segments are primarily the nature of the products we sell or services we provide and the consolidated operating results that are regularly reviewed by our chief operating decision maker to assess performance and make operating decisions. We identified two reportable operating segments, Base USAP, which is the core auto parts business, and AutoMD, an online automotive repair source, in accordance with ASC 280 Segment Reporting (“ASC 280”).
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
Note 2 – Investments
As of January 3, 2015, the Company held the following securities and investments, recorded at fair value:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Mutual funds (1)	$62	$—	$—	$62
As of December 28, 2013, the Company held the following securities and investments, recorded at fair value:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Mutual funds (1)	$40	$7	$—	$47

(1)
Mutual funds are classified as short-term investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.

Proceeds from the sale of available-for-sale securities are disclosed separately in the accompanying consolidated statements of cash flow. For fiscal years 2014 and 2013, the Company recognized a realized loss of $1 from the sale of mutual funds.

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

Financial Assets Valued on a Recurring Basis
As of January 3, 2015 and December 28, 2013, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s financial instruments, including cash and cash equivalents and investments. The following table represents our fair value hierarchy and the valuation techniques used for financial assets measured at fair value on a recurring basis:

	January 3, 2015
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Cash and cash equivalents (1)	$7,653	$7,653	$—	$—	(a)
Investments – mutual funds (2)	62	62	—	—	(a)
	$7,715	$7,715	$—	$—

	December 28, 2013
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Cash and cash equivalents (1)	$818	$818	$—	$—	(a)
Investments – mutual funds (2)	47	47	—	—	(a)
	$865	$865	$—	$—

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

During fiscal year 2014 and 2013, there were no transfers into or out of Level 1 and Level 2 assets.
Non-Financial Assets Valued on a Non-Recurring Basis
The Company’s long-lived assets, including intangible assets subject to amortization, are measured at fair value on a non-recurring basis. These assets are measured at cost but are written-down to fair value, if necessary, as a result of impairment. As of January 3, 2015, the Company identified adverse events related to the Company's financial performance, including a downward trend in gross margin, and continued operating losses, which indicated certain property and equipment may not be recoverable. The Company performed impairment testing under the provisions of ASC 360 and after performing step 1, the Company determined property and equipment was not impaired as of January 3, 2015, as such, they were not measured at fair value. If such non-financial assets had been measured at fair value, they would be categorized in Level 3 of the fair value hierarchy, as the Company would be required to develop its own assumptions and analysis to determine if such non-financial assets were impaired.

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
Refer to “Note 1 – Summary of Significant Accounting Policies and Nature of Operations,” “Note 4 – Property and Equipment, Net” and “Note 5 – Intangible Assets, Net” for additional details.
Note 4 – Property and Equipment, Net
The Company’s fixed assets are stated at cost less accumulated depreciation, amortization and impairment. Depreciation and amortization expense are provided for in amounts sufficient to relate the cost of depreciable and amortizable assets to operations over their estimated service lives. Depreciation and amortization expense for fiscal year 2014, 2013 and 2012 was $8,923, $12,175 and $15,204, respectively. For fiscal years 2014 and 2013, the balance includes amortization expense of $475 and $317, respectively, for capital leased assets related to the LaSalle, Illinois facility (see sale-leaseback discussion below for details). The cost and related accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings.
The Company accounts for the impairment of property and equipment in accordance with ASC 360. As of January 3, 2015, the Company identified adverse events related to the Company's financial performance, including a downward trend in gross margin, and continued operating losses, which indicated certain property and equipment may not be recoverable. The Company performed impairment testing under the provisions of ASC 360 and after performing step 1, the Company determined property and equipment was not impaired as of January 3, 2015. During the second quarter of 2013, the Company identified adverse events related to the Company’s overall financial performance, including accelerating downward trend in the Company’s revenues and gross margin, which indicated that the carrying amount of certain property and equipment may not be recoverable. Given the indicators of impairment, the Company utilized the royalty savings method rather than cost method in determining the fair values, using a discount rate of 14.5% and royalty rate of 1.0%. Based on its analysis, the Company recognized an impairment loss on internally developed software of $4,832. Any future decline in the fair value of an asset group could result in future impairments. During the fourth quarter of 2012, the Company recognized an impairment loss on building and internally developed website and software development costs of $1,000 and $960, respectively. The Company estimated the fair value of the building at La Salle, Illinois at the expected selling price to Store Capital Acquisitions, LLC. The Company used the royalty savings method rather than cost method in determining the fair values of the internally developed websites and software, using a discount rate of 15% and royalty rate of 2.5%. Any future decline in the fair value of an asset group could result in future impairments. All impairment losses in fiscal years 2013 and 2012 are included in the Base USAP reportable segment.
Refer to “Note 1 – Summary of Significant Accounting Policies and Nature of Operations” and “Note 3 – Fair Value Measurements” for additional details.

Property and equipment consisted of the following at January 3, 2015 and December 28, 2013:

	January 3, 2015	December 28, 2013
Land	$630	$630
Building	8,877	8,877
Machinery and equipment	9,799	12,163
Computer software (purchased and developed) and equipment	45,170	55,383
Vehicles	136	264
Leasehold improvements	1,761	1,767
Furniture and fixtures	1,036	1,057
Construction in process	1,904	2,066
	69,313	82,207
Less accumulated depreciation, amortization and impairment	(52,347)	(62,544)
Property and equipment, net	$16,966	$19,663
On April 17, 2013, the Company’s wholly-owned subsidiary, Whitney Automotive Group, Inc. (“WAG”) entered into a sales leaseback for its facility in LaSalle, Illinois, receiving $9,750 pursuant to a purchase and sale agreement dated April 17, 2013 between WAG and STORE Capital Acquisitions, LLC. The Company used the net proceeds of $9,507 (net of $77 in legal fees) from this sale to reduce its revolving loan payable. Simultaneously with the execution of the purchase and sale agreement and the closing of the sale of the property, the Company entered into a lease agreement with STORE Master Funding III, LLC (“STORE”) whereby we leased back the property for our continued use as an office, retail and warehouse facility for storage, sale and distribution of automotive parts, accessories and related items for 20 years, terminating on April 30, 2033. The related assets represent the amounts included in land and building in the summary above. The Company’s initial base annual rent is $853 for the first year (“Base Rent Amount”), after which the rental amount will increase annually on May 1 by the lesser of 1.5% or 1.25 times the change in the Consumer Price Index as published by the U.S. Department of Labor’s Bureau of Labor Statistics, except that in no event will the adjusted annual rental amount fall below the Base Rent Amount. We were not required to pay any security deposit. Under the terms of the lease, we are required to pay all taxes associated with the lease, pay for any required maintenance on the property, maintain certain levels of insurance and indemnify STORE for losses incurred that are related to our use or occupancy of the property. The lease was accounted for as a capital lease and the $376 excess of the net proceeds over the net carrying amount of the property is amortized in interest expense on a straight-line basis over the lease term of 20 years. As of January 3, 2015, the gross carrying value, the accumulated depreciation and the net carrying value of all capital leased assets included in property and equipment were $9,643, $907 and $8,736, respectively. As of December 28, 2013, the gross carrying value, the accumulated depreciation and the net carrying value of all capital leased assets included in property and equipment were $9,771, $518 and $9,253, respectively.
Construction in process primarily relates to the Company’s internally developed software (refer to caption “Website and Software Development Costs” in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations”). Certain of the Company’s net property and equipment were located in the Philippines as of January 3, 2015 and December 28, 2013, in the amount of $244 and $508, respectively.
Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes, at rates based on the following estimated useful lives:

Years
Machinery and equipment	2 - 5
Computer software (purchased and developed)	2 - 3
Computer equipment	2 - 5
Vehicles	3 - 5
Leasehold improvements*	3 - 5
Furniture and fixtures	3 - 7
Facility subject to capital lease	20

*	The estimated useful life is the lesser of 3-5 years or the lease term.

Note 5 – Intangible Assets, Net

Intangible assets consisted of the following at January 3, 2015 and December 28, 2013:

	Useful Life	January 3, 2015			December 28, 2013
		Gross Carrying Amount	Accumulated Amort. and Impairment	Net Carrying Amount	Gross Carrying Amount	Accum. Amort. and Impairment	Net Carrying Amount
Intangible assets subject to amortization:
Product design intellectual property (1)	4 years	2,750	(2,102)	648	2,750	(1,842)	908
Patent license agreements	3 - 5 years	537	(94)	443
Domain and trade names	10 years	1,199	(583)	616	1,199	(506)	693
Total		$4,486	$(2,779)	$1,707	$3,949	$(2,348)	$1,601

(1)	During the second quarter of 2013, based on its impairment analysis, the Company changed the estimated useful life for product design and intellectual property from 9 years to 4 years.
Intangible assets subject to amortization are amortized on a straight-line basis. Amortization expense relating to intangibles totaled $422, $381 and $1,189 for fiscal year 2014, 2013 and 2012, respectively.
The following table summarizes the future estimated annual amortization expense for these assets over the next five years:

2015	$458
2016	458
2017	321
2018	162
2019	77
Thereafter	231
Total	$1,707

Note 6 – Borrowings
The Company maintains an asset-based revolving credit facility that provides for, among other things a revolving commitment in an aggregate principal amount of up to $25,000, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. Upon satisfaction of certain conditions, the Company has the right to increase the revolving commitment to up to $40,000. The Company, to date, has not requested such increases. The credit facility matures on April 26, 2017. At January 3, 2015, our outstanding revolving loan balance was $11,022. The customary events of default under the credit facility (discussed below) include certain subjective acceleration clauses, which management has determined the likelihood of such acceleration is more than remote, considering the recurring losses experienced by the Company, therefore a current classification of our revolving loan payable was required.
The Company entered into a sixth amendment to the credit facility effective January 2, 2015. Pursuant to the Amendment, the following amendments to the Credit Agreement were made, among others:

•	The net orderly liquidation value inventory advance rate was increased from 85% to 90%.

•
The Company’s required excess availability related to the “Covenant Testing Trigger Period” (as defined under the Credit Agreement) under the revolving commitment under the Credit Agreement was reduced to less than $2,000 from less than $4,000 for the period commencing on any day that excess availability is less than $2,000 and continuing until excess availability has been greater than or equal to $2,000 for 45 consecutive days.

•
The period during which the Company is subject to a fixed charge coverage ratio begins after June 30, 2016 and the applicable testing period would begin for a 5 month period ending May 31, 2016 or fiscal year 2016 rather than a trailing twelve month period. The full trailing twelve month testing period would begin with the twelve month period ending December 31, 2016.

•
Certain negative covenants applicable to the Company and AutoMD, a subsidiary of the Company, related to certain contractual and financial tests to permit the Company and AutoMD to consummate certain obligations set forth in the agreements entered into by the Company and AutoMD on October 8, 2014 (the “Financing Documents”) in connection with the sale of AutoMD common stock to certain investors (the “AutoMD Financing”) have been revised where the availability requirements are no longer applicable until after June 30, 2016 and further revised reducing the availability requirement to $2,000 before and after giving effect to the consummation of such obligations.

•
The trigger, requiring the Company to provide certain reports under the Credit Agreement, relating to excess availability under the revolving commitment under the Credit Agreement, has been reduced to less than $4,000 from less than $6,000 and continuing until excess availability has been greater than or equal to $4,000 for 45 consecutive days.

Loans drawn under the credit facility bear interest, at the Company’s option, at a per annum rate equal to either (a) one month LIBOR plus an applicable margin of 2.25%, or (b) an “alternate base rate” plus an applicable margin of 0.25%. Subsequent to June 30, 2016, each applicable margin as set forth in the prior sentence is subject to reduction by up to 0.50% per annum based upon the Company’s fixed charge coverage ratio. At January 3, 2015, the Company’s LIBOR based interest rate was 2.44% (on $11,000 principal) and the Company’s prime based rate was 3.50% (on $22 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the credit agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than $4,000 at any time, as defined, and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $4,000 at all times. The Company’s excess availability was $8,329 at January 3, 2015.
Certain of the Company’s domestic subsidiaries are co-borrowers (together with the Company, the “Borrowers”) under the Credit Agreement, and certain other domestic subsidiaries are guarantors (the “Guarantors” and, together with the Borrowers, the “Loan Parties”) under the Credit Agreement. The Borrowers and the Guarantors are jointly and severally liable for the Borrowers’ obligations under the Credit Agreement. The Loan Parties’ obligations under the Credit Agreement are secured, subject to customary permitted liens and certain exclusions, by a perfected security interest in (a) all tangible and intangible assets and (b) all of the capital stock owned by the Loan Parties (limited, in the case of foreign subsidiaries, to 65% of the capital stock of such foreign subsidiaries). The Borrowers may voluntarily prepay the loans at any time with payment of a premium equal to the aggregate revolving commitments multiplied by 0.5% if such termination of the commitments occurs prior to January 2, 2016. If prepayment occurs after January 2, 2016 no premium is required. The Borrowers are required to make mandatory prepayments of the loans (without payment of a premium) with net cash proceeds received upon the occurrence of certain “prepayment events,” which include certain sales or other dispositions of collateral, certain casualty or condemnation events, certain equity issuances or capital contributions, and the incurrence of certain debt.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, fundamental changes, investments, dispositions, prepayment of other indebtedness, mergers, and dividends and other distributions.
The period during which the Company is subject to a fixed charge coverage ratio begins after June 30, 2016 and the applicable testing period would begin for a five month period ending May 31, 2016 or fiscal year 2016 rather than a trailing twelve month period. The full trailing twelve month testing period would begin with the twelve month period ending December 31, 2016. During the period when the Company is not subject to a fixed charge coverage ratio an “Availability Block” (as defined under the Credit Agreement) of $2,000 will be in effect, and thereafter the “Availability Block” will be eliminated. Beginning July 1, 2016, in the event that “excess availability” (as defined under the Credit Agreement) is less than $2,000, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. Events of default under the Credit Agreement include: failure to timely make payments due under the Credit Agreement; material misrepresentations or misstatements under the Credit Agreement and other related agreements; failure to comply with covenants under the Credit Agreement and other related agreements; certain defaults in respect of other material indebtedness; insolvency or other related events; certain defaulted judgments; certain ERISA-related events; certain security interests or liens under the loan documents cease to be, or are challenged by the Company or any of its subsidiaries as not being, in full force and effect; any loan document or any material provision of the same ceases to be in full force and effect; and certain criminal indictments or convictions of any Loan Party. As of January 3, 2015, the Company was in compliance with all covenants under the Credit Agreement.
As of January 3, 2015, the Company had total capital leases payable of $$9,539. The present value of the net minimum payments on capital leases as of January 3, 2015 is as follows:

Total minimum lease payments	$18,520
Less amount representing interest	(8,981)
Present value of net minimum lease payments	9,539
Current portion of capital leases payable	(269)
Capital leases payable, net of current portion	$9,270
Note 7 – Stockholders’ Equity and Share-Based Compensation
Non-Controlling Interest
Non-controlling interests represent equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to the Company (i.e., minority interests). Non-controlling interests include the minority equity holders' proportionate share of the equity of AutoMD.
Ownership interests in subsidiaries held by parties other than the Company are presented as non-controlling interests within stockholders' equity, separately from the equity held by the Company. Revenues, expenses, net loss and other comprehensive income are reported in the consolidated financial statements at the consolidated amounts, which includes amounts attributable to both the Company's interest and the non-controlling interests in AutoMD. Net loss and other comprehensive income is then attributed to the Company's interest and the non-controlling interests. Net loss to non-controlling interests is deducted from net loss in the consolidated statements of comprehensive operations to determine net loss attributable to the Company's common stockholders.
The table below presents the changes in the Company's ownership interest in AutoMD on the Company's equity:

	Fiscal Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Net loss attributable to U.S. Auto Parts stockholders'	$(6,879)	$(15,634)	$(35,978)
Transfers (to) from the noncontrolling interest:
Increase in U.S. Auto Parts paid-in-capital from sale of AutoMD common stock	2,512	—	—
Changes from net loss attributable to U.S. Auto Parts stockholders' and transfers to noncontrolling interest	$(4,367)	$(15,634)	$(35,978)
Common Stock
The Company has 100,000 shares of common stock authorized. We have never paid cash dividends on our common stock. The following issuances of common stock were made during the fiscal year ended January 3, 2015:

•	The Company issued 144 shares of common stock from option exercises under its various share-based compensation plans.

•	The Company issued 21 shares of common stock from restricted stock units that vested during the period.

•	107 shares of common stock were issued as stock dividends on the Series A Preferred.
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

Each share of Series A Preferred is convertible into shares of our common stock at the initial conversion rate of one share of common stock for each share of Series A Preferred. The conversion will be adjusted for certain non-price based events, such as dividends and distributions on the common stock, stock splits, combinations, recapitalizations, reclassifications, mergers, or consolidations. If not previously converted by the holder, the Series A Preferred will automatically convert to common stock if the volume weighted average price for the common stock for any 30 consecutive trading days is equal to or exceeds $4.35 per share. The shares that would be issued if the contingently convertible Series A Preferred were converted are excluded from the calculation of diluted earnings per share due to the Company’s net loss position for the fiscal year ended January 3, 2015 (refer to “Note 8 – Net Loss Per Share” for anti-dilutive securities).

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
Dividends on the Series A Preferred are payable quarterly at a rate of $0.058 per share per annum in cash, in shares of common stock or in any combination of cash and common stock as determined by the Company’s Board of Directors. Certain conditions are required to be satisfied in order for the Company to pay dividends on the Series A Preferred in shares of common stock, including (i) the common stock being registered pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934, as amended, (ii) the common stock being issued having been approved for listing on a trading market and (iii) the common stock being issued either being covered by an effective registration statement or being freely tradable without restriction under Rule 144 (subject to certain exceptions). The Series A Preferred shall each be entitled to one vote per share for each share of common stock issuable upon conversion thereof (excluding from any such calculation any dividends accrued on such shares) and shall vote together with the holders of common stock as a single class on any matter on which the holders of common stock are entitled to vote. In addition, the Company must obtain the consent of holders of at least a majority of the then outstanding Series A Preferred in connection with (a) any amendment, alteration or repeal of any provision of the certificate of incorporation or bylaws of the Company as to adversely affect the preferences, rights or voting power of the Series A Preferred, or (b) the creation, authorization or issuance of any additional Series A Preferred or any other class or series of capital stock of the Company ranking senior to or on parity with the Series A Preferred or any security convertible into, or exchangeable or exercisable for Series A Preferred or any other class or series of capital stock of the Company ranking senior to or on parity with the Series A Preferred. Concurrent with the Company’s issuance of Series A Preferred, the Company, certain of its domestic subsidiaries and JPMorgan entered into a Second Amended Credit Agreement to allow the Company to pay cash dividends on the Series A Preferred in an aggregate amount of up to $400 per year and pay cash in lieu of issuing fractional shares upon conversion of or in payment of dividends on the Series A Preferred (refer to “Note 6 – Borrowings” of our Notes to Consolidated Financial Statements for additional details). The Company issued 24 shares in payment of dividends on the dividend payment date of December 31, 2013 related to the dividend distributable on the Series A Preferred of $60 accrued on December 28, 2013. For the fiscal year ended January 3, 2015, the Company recorded dividends of $240. The Company issued 83 shares of common stock in payment of the fiscal 2014 dividends. There were no accrued dividends outstanding as of January 3, 2015.
Share-Based Compensation Plan Information
The Company adopted the 2007 Omnibus Incentive Plan (the “2007 Omnibus Plan”) in January 2007, which became effective on February 8, 2007, the effective date of the registration statement filed in connection with the Company’s initial public offering. Under the 2007 Omnibus Plan, the Company was previously authorized to issue 2,400 shares of common stock, under various instruments to eligible employees and non-employees of the Company, plus an automatic annual increase on the first day of each of the Company’s fiscal years beginning on January 1, 2008 and ending on January 1, 2017 equal to (i) the lesser of (A) 1,500 shares of common stock or (B) five percent (5)% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock as determined by the Company’s Board of Directors. Options granted under the 2007 Omnibus Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must be equal to 100% of the fair market value on the date of grant. The 2007 Omnibus Plan also provides for automatic grant of options to purchase common stock and common stock awards to non-employee directors. As of January 3, 2015, 1,515 shares were available for future grants under the 2007 Omnibus Plan. Since the restricted stock units (“RSUs”) were granted under the 2007 Omnibus

Plan, such RSUs granted have been deducted from the overall pool of equity instruments available under the 2007 Omnibus Plan. For further detail, see Restricted Stock Unit discussion below.
The Company adopted the 2007 New Employee Incentive Plan (the “2007 New Employee Plan”) in October 2007. Under the 2007 New Employee Plan, the Company is authorized to issue 2,000 shares of common stock under various instruments solely to new employees. Options granted under the 2007 New Employee Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must not be less than 100% of the fair market value on the date of grant. As of January 3, 2015, 1,552 shares were available for future grants under the 2007 New Employee Plan.

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
The following table summarizes the Company’s stock option activity for the fiscal year ended January 3, 2015, and details regarding the options outstanding and exercisable at January 3, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Options outstanding, December 28, 2013	5,320	$2.97	6.77
Granted	840	$2.32
Exercised	(142)	$2.06
Cancelled:
Forfeited	(511)	$1.70
Expired	(226)	$6.61
Options outstanding, January 3, 2015	5,281	$2.85	6.10	$1,867
Vested and expected to vest at January 3, 2015	4,884	$2.93	5.87	$1,686
Options exercisable, January 3, 2015	3,466	$3.30	4.68	$1,004

(1)
These amounts represent the difference between the exercise price and the closing price of U.S. Auto Parts Network, Inc. common stock on January 3, 2015 as reported on the NASDAQ Stock Market, for all options outstanding that have an exercise price currently below the closing price.

The weighted-average fair value of options granted during fiscal year 2014, 2013 and 2012 was $1.34, $1.22 and $2.53, respectively. The intrinsic value of stock options at the date of the exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During fiscal year 2014, 2013 and 2012, the total intrinsic value of the exercised options was $153, $61 and $1,244, respectively. The Company had $1,601 of unrecognized share-based compensation expense related to stock options outstanding as of January 3, 2015, which expense is expected to be recognized over a weighted-average period of 2.66 years.
Restricted Stock Units
During 2014 we granted an aggregate of 1,015 RSUs to certain employees of the Company. The RSUs were granted under the 2007 Omnibus Plan, and reduced the pool of equity instruments available under that plan.
Of the 1,015 RSU’s, 738 are time-based, which vest upon the completion of a pre-defined period of employment, ranging from one- to- two years. The remaining 277 RSUs are performance-based RSUs, the number of which that vest, if any, will be determined upon the achievement of certain pre-defined financial goals in fiscal year 2014. The vesting of each RSU is subject to the employee’s continued employment through applicable vesting dates. Some RSUs granted to certain executives may vest on an accelerated basis in part or in full upon the occurrence of certain events. The RSUs are accounted for as equity awards and are measured at fair value based upon the grant date price of the Company's common stock. The closing price of the Company's common stock on February 14, 2014, April 3, 2014, and August 1, 2014, the date of each grant, was $2.03, $2.93, and $3.17 per share, respectively. Compensation expense is recognized on a straight-line basis over the requisite service period of one-to-two years. Compensation expense for performance-based awards is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. As of January 3, 2015, the performance criteria had been met on 171 RSUs and 106 performance RSUs were forfeited.
For the fiscal year ended January 3, 2015, we recorded compensation expense of $1,345. As of January 3, 2015, there was unrecognized compensation expense of $757 related to unvested RSUs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 0.9 years.
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
Warrants
On May 5, 2009, the Company issued warrants to purchase up to 30 shares of common stock at an exercise price of $2.14 per share. On April 27, 2010, the Company issued additional warrants to purchase up to 20 shares of common stock at an exercise price of $8.32 per share. Both issuances of warrants terminate seven years after their grant date. The warrants were issued in connection with the financial advisory services provided by a consultant to the Company. No warrants were exercised as of fiscal year 2014. As of January 3, 2015, warrants to purchase 50 shares of common stock were outstanding and exercisable. The aggregate intrinsic value of outstanding and exercisable warrants was $2 as of January 3, 2015, which was calculated as the difference between the exercise price of underlying awards and the closing price of the Company’s common stock for warrants that were in-the-money. Total warrants share-based compensation expense recognized during the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012 was $0, $0 and $16, respectively. The Company had no unrecognized share-based compensation expense related to warrants outstanding as of January 3, 2015.
Share-Based Compensation Expense
The fair value of each option grant, excluding those options issued from the stock option exchange program as discussed above, was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for each of the periods ended:

Fiscal Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Expected life	5.30 - 5.37 years	5.21 – 5.73 years	5.73 years
Risk-free interest rate	2% - 2%	1% – 2%	1%
Expected volatility	62% - 68%	67% – 73%	71% – 74%
Expected dividend yield	—%	—%	—%

Share-based compensation from options, warrants and stock awards, is included in our consolidated statements of comprehensive operations, as follows:

	Fiscal Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Marketing expense	$540	$285	$505
General and administrative expense	1,476	805	1,119
Fulfillment expense (1)	220	102	(38)
Technology expense	135	71	87
Total share-based compensation expense	$2,371	$1,263	$1,673

(1)
For the fifty-two weeks ended December 29, 2012, the negative balance was due to an adjustment of $279 related to performance stock options where the performance goal was not met or it was not probable to be met at the end of the requisite service period.

The share-based compensation expense is net of amounts capitalized to internally-developed software of $196, $220 and $252 during the fiscal year 2014, 2013 and 2012, respectively. No tax benefit was recognized for fiscal year 2014, 2013 and 2012 due to the valuation allowance position.
Under ASC 718, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures significantly differ from those estimates. The Company’s estimated forfeiture rates are calculated based on actual historical forfeitures experienced under our equity plans. The Company's forfeiture rates were 16%-34% for fiscal years 2014, 2013 and 2012.
Note 8 – Net Loss Per Share
Net loss per share has been computed in accordance with ASC 260 Earnings per Share. The following table sets forth the computation of basic and diluted net loss per share:

	Fiscal Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Net loss per share:
Numerator:
Net loss attributable to U.S. Auto Parts	$(6,879)	$(15,634)	$(35,978)
Dividends on Series A Convertible Preferred Stock	(240)	(184)	—
Net loss available to common shares	$(7,119)	$(15,818)	$(35,978)
Denominator:
Weighted-average common shares outstanding (basic and diluted)	33,489	32,697	30,818
Basic and diluted net loss per share	$(0.21)	$(0.48)	$(1.17)

The weighted-average anti-dilutive securities, which are excluded from the calculation of diluted earnings per share due to the Company’s net loss position for the periods then ended (including securities that would otherwise be excluded from the calculation of diluted earnings per share due the Company’s stock price), are as follows:

	Fiscal Year
	January 3, 2015	December 28, 2013	December 29, 2012
Common stock warrants	50	50	50
Series A Convertible Preferred Stock	4,150	3,145	—
Options to purchase common stock	5,467	6,584	7,642
Restricted Stock Units	796	—	—
Total	10,463	9,779	7,692
Note 9 – Income Taxes
The components of loss before income tax provision consist of the following:

	Fiscal Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Domestic operations	$(7,424)	$(16,155)	$(37,469)
Foreign operations	476	564	554
Total loss before income taxes	$(6,948)	$(15,591)	$(36,915)
Income tax (benefit) provision for fiscal year 2014, 2013 and 2012 consists of the following:

	Fiscal Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Current:
Federal tax	$—	$—	$—
State tax	(15)	20	14
Foreign tax	78	(37)	(76)
Total current taxes	63	(17)	(62)
Deferred:
Federal tax	(2,232)	(5,260)	(12,612)
State tax	(125)	(1,353)	(2,618)
Foreign tax	74	60	275
Total deferred taxes	(2,283)	(6,553)	(14,955)
Valuation allowance	2,358	6,613	14,080
Income tax (benefit) provision	$138	$43	$(937)

Income tax (benefit) provision differs from the amount that would result from applying the federal statutory rate as follows:

	January 3, 2015	December 28, 2013	December 29, 2012
Income tax at U.S. federal statutory rate	$(2,362)	$(5,301)	$(12,551)
Share-based compensation	33	43	38
State income tax, net of federal tax effect	(143)	(1,348)	(2,528)
Foreign tax	117	70	(27)
Other	127	(42)	51
Change in valuation allowance	2,366	6,621	14,080
Effective tax (benefit) provision	$138	$43	$(937)
For fiscal year 2014, 2013 and 2012, the effective tax rate for the Company was (2.0)%, (0.3)% and 2.5%, respectively. The Company’s effective tax rate for fiscal years presented differs from the U.S. federal rate primarily as a result of the recording valuation allowances against the Company’s deferred tax assets.
Deferred tax assets and deferred tax liabilities consisted of the following:

	January 3, 2015	December 28, 2013
Deferred tax assets:
Inventory and inventory related allowance	$1,334	$1,075
Share-based compensation	5,248	4,545
Amortization	11,805	13,704
Sales and bad debt allowances	472	583
Vacation accrual	264	374
Book over tax amortization	10	377
Net operating loss and AMT credit carry-forwards	26,186	23,114
Other	807	388
Total deferred tax assets	46,126	44,160
Valuation Allowance	(45,867)	(43,509)
Net deferred tax assets	259	651
Deferred tax liabilities:
Investment in subsidiary	1,335	—
Tax over book depreciation	79	784
Foreign tax withholdings	409	—
Prepaid catalog expenses	180	202
Total deferred tax liabilities	2,003	986
Net deferred tax liabilities	$(1,744)	$(335)

At January 3, 2015, federal and state net operating loss (“NOL”) carryforwards were $57,552 and $73,610, respectively. Federal NOL carryforwards of $2,690 were acquired in the acquisition of WAG which are subject to Internal Revenue Code section 382 and limited to an annual usage limitation of $135. Additionally, the tax benefit of $41 of the federal and state NOL carryforwards which was created by the exercise of stock options will be credited to additional paid-in-capital once recognized. Federal NOL carryforwards begin to expire in 2029, while state NOL carryforwards begin to expire in 2015. The state NOL carryforwards expire in the respective tax years as follows:

2015-2022	$40,553
2023-2032	33,057
Total	$73,610
On October 8, 2014, AutoMD sold seven million shares of its common stock to third-party investors, reducing the Company’s ownership interest in AutoMD to 64.1%. AutoMD will no longer be included in the consolidated state and federal tax filings of the Company. As a result of the investment a deferred tax liability of $1,335 was created which reduced the increase in additional paid-in-capital which was created as a result of the investment. For the fiscal year ended January 3, 2015, the effective tax rate for AutoMD was (0.2)%. AutoMD's effective tax rate differs from the U.S. federal statutory rate primarily as a result of the recording of a $195 valuation allowance against the Company's net deferred tax assets. At January 3, 2015, AutoMD had net operating loss carryforwards (NOLs) of approximately $2,582 for federal tax purposes that begin to expire in 2031. AutoMD state NOLs were not material as of January 3, 2015.
The valuation allowance for deferred tax assets recorded during fiscal year 2014 and 2013 is based on a more likely than not threshold. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. We considered the following possible sources of taxable income when assessing the realization of deferred tax assets:

•	Future reversals of existing taxable temporary differences;

•	Future taxable income exclusive of reversing temporary differences and carryforwards;

•	Taxable income in prior carryback years; and

•	Tax-planning strategies.
Under the provisions of ASC 740, “Income Taxes”, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversal of existing taxable temporary differences. ASC 740 provides that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years or losses expected in early future years. Based on this evaluation, as of January 3, 2015, a valuation allowance of $45,867 has been recorded against our deferred tax assets.
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
Included in accrued expenses are income taxes payable of $33 and $26 for the fiscal year 2014 and 2013 respectively, consisting primarily of foreign taxes.
Note 10 – Commitments and Contingencies
Facilities Leases
The Company’s corporate headquarters is located in Carson, California. The Company’s corporate headquarters has an initial lease term of five years through October 2016, and optional renewals through January 2020. The Company also leases warehouse space in Chesapeake, Virginia under an agreement scheduled to expire in June 2016. The Company’s Philippines subsidiary leases office space under a sixty-three month agreement through May 2015, renewable for an additional sixty months through April 2020. As of the date hereof, the Company has not committed to any facilities lease renewals.
Facility rent expense for fiscal year ended 2014, 2013 and 2012 was $1,895, $2,150 and $2,388, respectively. The Company’s facility rent expense was inclusive of amounts charged from a related party of $378 during the fiscal year 2014 and $374 for both fiscal years 2013 and 2012.
On September 22, 2011, the Company entered into a sublease agreement for the leasing of approximately 25,000 square feet of commercial office space located in Carson, California. The Sublease has an initial term of 60 months (“Initial Term”), and commenced on November 1, 2011, effective the 42nd month of the Initial Term, we have the ability to terminate the Sublease in exchange for the payment of a termination fee and we have the option to renew through January 2020.
In January 2010, the Company’s Philippines subsidiary entered into a new lease agreement that accommodates the Company’s Philippines workforce into one office building. Under the terms of the lease agreement, effective March 1, 2010, the monthly rent will be approximately $25, and is subject to 5% annual escalation beginning on the 3rd year of the lease term and renewable for a sixty month term upon mutual agreement of both parties.
In December 2008, the Company entered into a five-year operating lease for warehouse space in Chesapeake, Virginia, which commenced in January 2009 and was initially scheduled to expire in December 2013. In July 2011, we signed a five-

year extension to June 30, 2016, which also added approximately 87,000 square feet of space. The monthly base rent commitment was $60 as of January 3, 2015.
As described in detail under “Note 4 – Property and Equipment Net”, on April 17, 2013, the Company entered into a sale lease-back agreement with STORE Master Funding III, LLC (“STORE”) whereby we leased back our facility located in LaSalle, Illinois for our continued use as an office, retail and warehouse facility for storage, sale and distribution of automotive parts, accessories and related items for 20 years commencing upon the execution of the lease and terminating on April 30, 2033. The related assets for the sale lease-back land and building is represented by the amount included in leased facility in the summary above. The Company’s initial base annual rent is $853 for the first year (“Base Rent Amount”), after which the rental amount will increase annually on May 1 by the lesser of 1.5% or 1.25 times the change in the Consumer Price Index as published by the U.S. Department of Labor’s Bureau of Labor Statistics, except that in no event will the adjusted annual rental amount fall below the Base Rent Amount. We were not required to pay any security deposit. Under the terms of the lease, we are required to pay all taxes associated with the lease, pay for any required maintenance on the property, maintain certain levels of insurance and indemnify STORE for losses incurred that are related to our use or occupancy of the property. The lease was accounted for as a capital lease and the $376 excess of the net proceeds over the net carrying amount of the property is amortized in interest expense on a straight-line basis over the lease term of 20 years. As of January 3, 2015, the net carrying value of all capital leased assets included in property and equipment was $8,736.
Minimum lease commitments under non-cancelable operating leases as of January 3, 2015 are as follows:

2015	$1,279
2016	786
2017	—
2018	—
2019	—
Thereafter	—
Total minimum lease commitments	$2,065
Capital lease commitments as of January 3, 2015 were as follows:

	Capital Lease Commitments	Less: Interest Payments	Principal Obligations
2015	$1,009	$740	$269
2016	968	725	243
2017	909	709	200
2018	915	692	223
2019	928	674	254
2020 onwards	13,791	5,441	8,350
Total	$18,520	$8,981	$9,539

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

Note 11 – Employee Retirement Plan and Deferred Compensation Plan
Effective February 17, 2006, the Company adopted a 401(k) defined contribution retirement plan covering all full time employees who have completed one month of service. The Company may, at its sole discretion, match fifty cents per dollar up to 6% of each participating employee’s salary. The Company’s contributions vest in annual installments over three years. Discretionary contributions made by the Company totaled $256, $266 and $324 for fiscal year 2014, 2013 and 2012, respectively.
In January 2010, the Company adopted the U.S. Auto Parts Network, Inc. Management Deferred Compensation Plan (the “Deferred Compensation Plan”), for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 90% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by the Company through the purchase of Company-owned life insurance policies with the Company (employer) as the owner and beneficiary, in order to preserve the tax-deferred savings advantages of a non-qualified plan. The plan assets are the cash surrender value of the Company-owned life insurance policies and not associated with the deferred compensation liability. The deferred compensation liabilities (consisting of employer contributions, employee deferrals and associated earnings and losses) are general unsecured obligations of the Company. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company may at its discretion contribute certain amounts to eligible employee accounts. In January 2010, the Company began to contribute 50% of the first 2% of participants’ eligible contributions into their Deferred Compensation Plan accounts. In September 2010, the Company established and transferred its ownership to a rabbi trust to hold the Company-owned life insurance policies. As of January 3, 2015, the assets and associated liabilities of the Deferred Compensation Plan were $854 and $749, respectively, and were $876 and $838, respectively, as of December 28, 2013 and are included in other non-current assets, other current liabilities and other non-current liabilities in our consolidated balance sheets. For fiscal year 2014, the change in the associated liabilities include the employee contributions of $127, the Company contributions of $32 and earnings of $43, offset by distributions of $291. For fiscal year 2013, the associated liabilities primarily include the employee contributions of $126 and the Company contributions of $38 and earnings of $104, offset by distributions of $82. For fiscal year 2014, included in other income, the Company recorded a net loss of $22 for the change in the cash surrender value of the Company-owned life insurance policies. For fiscal year 2013, included in other income, the Company recorded a net gain of $73 for the change in the cash surrender value of the Company-owned life insurance policies.
Note 12 – Restructuring Costs
Fiscal 2014
On June 25, 2014, the Company committed to a plan to permanently close its distribution facility located in Carson, California (the “Carson Distribution Facility”) effective July 25, 2014. The Company consolidated the Carson Distribution Facility’s distribution and warehousing operations into the Company’s existing distribution facilities located in LaSalle, Illinois and Chesapeake, Virginia. This consolidation was part of the Company’s continued efforts for simplification and improved efficiencies. The closure of the Carson Distribution Facility resulted in a head count reduction of approximately 77 employees.
The following table summarizes the charges related to the restructure recognized during the fiscal year ended January 3, 2015:

Employee severance	$526
Accounts receivable allowance	73
Relocation costs (employee and equipment)	127
Inventory transfers	411
Total restructuring costs	$1,137
Substantially all of the unsold inventory in the Carson Distribution Facility on the date of closure was moved to the remaining two warehouses. Costs related to inventory transfers were recorded to cost of sales. A charge for $130 was taken for inventory that was not deemed economical to transfer. Additionally, due to expected future capacity constraints, the Company reduced the sales price of certain inventory resulting in a charge of $767. The aggregate charge of $897 was recorded to cost of sales. The severance charges and relocation costs were included in fulfillment expense. Severance charges were reduced by $26 in the fourth quarter of 2014 as certain employees were able to find employment before they became eligible for severance benefits. As of January 3, 2015, there was no severance payable.

Fiscal 2013
In the first half of 2013, we laid off 13 employees in the United States and 163 employees in the Philippines reducing our workforce by a total of 176 employees in the first quarter of 2013 and 15 employees in the second quarter of 2013. For the fiscal year ended December 28, 2013, the severance charges of approximately $723 were recorded in marketing expense, general and administrative expense, fulfillment expense and technology expense for $394, $109, $58 and $162, respectively. As of December 28, 2013, there was no severance payable and there were no adjustments made to severance payable during the fiscal year ended December 28, 2013.
Fiscal 2012
In August 2012, we closed our call center in LaSalle, Illinois and reduced our workforce by 71 people resulting in severance charges of approximately $640 recorded in marketing expense, fulfillment expense and technology expense of $396, $228 and $16, respectively.
All restructuring costs incurred in fiscal years 2014, 2013 and 2012 are included in the Base USAP reportable segment.

Note 13 – Related-Party Transactions
The Company leased its Carson warehouse from Nia Chloe, LLC (“Nia Chloe”), a member of which, Sol Khazani, is one of our board of directors. Lease payments and expenses associated with this related party arrangement totaled $378 for fiscal year 2014 and $374 each for fiscal years 2013 and 2012. The lease expired during fiscal 2014 and was not renewed.
On October 8, 2014, Oak Investment Partners XI, L.P. ("Oak") and the Sol Khazani Living Trust ("Trust") purchased 1,500,000 and 500,000 shares of AutoMD common stock, respectively, at a purchase price of $1.00 per share. Fredric W. Harman and Sol Khazani, each a current director of the Company, are affiliated with Oak and the Trust, respectively.
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

	Quarter Ended				Quarter Ended
	March 29, 2014	June 28, 2014 (1)	Sep. 27, 2014 (2)	Jan. 3, 2015 (3)	March 30, 2013 (4)	June 29, 2013 (5)	Sep. 28, 2013	Dec. 28, 2013
Consolidated Statement of Income Data:
Net sales	$68,028	$76,947	$67,965	$70,568	$65,405	$67,889	$61,724	$59,735
Gross profit	20,701	20,420	18,414	18,915	19,738	19,013	17,907	17,475
Income (loss) from operations	495	(1,939)	(2,216)	(2,252)	(3,142)	(9,342)	(1,246)	(1,037)
Income (loss) before income taxes	233	(2,159)	(2,479)	(2,543)	(3,322)	(9,498)	(1,398)	(1,373)
Net income (loss)	201	(2,180)	(2,494)	(2,613)	(3,343)	(9,567)	(1,399)	(1,325)
Net loss attributable to noncontrolling interests	—	—	—	(207)	—	—	—	—
Net loss attributable to U.S. Auto Parts	$201	$(2,180)	$(2,494)	$(2,406)	$(3,343)	$(9,567)	$(1,399)	$(1,325)
Basic and diluted net income (loss) per share as reported and adjusted	$0.00	$(0.07)	$(0.08)	$(0.07)	$(0.11)	$(0.29)	$(0.04)	$(0.04)
Shares used in computation of basic net income (loss) per share as reported and adjusted	33,384	33,460	33,532	33,573	31,141	33,119	33,218	33,308
Shares used in computation of diluted net income (loss) per share as reported and adjusted	34,158	33,460	33,532	33,573	31,141	33,119	33,218	33,308

(1)	Included restructuring charges of $625.

(2)	Included restructuring charges of $410.

(3)	Included restructuring charges of $102.

(4)	Included restructuring charges of $498.

(5)	Included impairment loss on property and equipment and intangible assets of $4,832 and $1,245, respectively, and restructuring charges of $225.

Note 15 – Segment Information
As described in Note 1 above, the Company operates in two reportable segments identified as Base USAP, which is the core auto parts business, and AutoMD, an online automotive repair source of which the Company is a majority stockholder. Segment information is prepared on the same basis that our chief executive officer, who is our chief operating decision maker, manages the segments, evaluates financial results, and makes key operating decisions. Management evaluates the performance of its operating segments based on net sales, gross profit and loss from operations. The accounting policies of the operating segments are the same as those described in Note 1. Operating income represents earnings before other income, interest expense and income taxes. The identifiable assets by segment disclosed in this note are those assets specifically identifiable within each segment.
Summarized segment information for our continuing operations from the two reportable segments for the periods presented is as follows (in thousands):

	Base USAP	AutoMD	Consolidated
Fiscal year ended January 3, 2015
Net sales	$283,211	$297	$283,508
Gross profit	78,153	297	78,450
Operating costs (1)	81,887	2,475	84,362
Loss from operations	(3,734)	(2,178)	(5,912)
Capital expenditures	4,237	1,319	5,556
Depreciation and amortization	7,230	1,693	8,923
Total assets, net of accumulated depreciation	74,414	8,493	82,907
Fiscal year ended December 28, 2013
Net sales	$254,422	$331	$254,753
Gross profit	73,802	331	74,133
Operating costs (1)	86,579	2,321	88,900
Loss from operations	(12,777)	(1,990)	(14,767)
Capital expenditures	6,297	2,028	8,325
Depreciation and amortization	10,676	1,499	12,175
Total assets, net of accumulated depreciation	67,039	2,143	69,182
Fiscal year ended December 29, 2012
Net sales	$303,667	$350	$304,017
Gross profit	91,288	350	91,638
Operating costs (1)	125,048	2,380	127,428
Loss from operations	(33,760)	(2,030)	(35,790)
Capital expenditures	8,547	1,608	10,155
Depreciation and amortization	13,475	1,729	15,204
Total assets, net of accumulated depreciation	86,818	2,059	88,877

(1)	Operating costs for AutoMD primarily consist of depreciation on fixed assets and personnel costs.

Note 16 – AutoMD
On October 8, 2014, AutoMD entered into a Common Stock Purchase Agreement ("Purchase Agreement") to sell an aggregate of seven million shares of AutoMD common stock at a purchase price of $1.00 per share to third-party investors and investors that are affiliated with two of our board members. The Company retained 64.1% of AutoMD's outstanding common stock, and will continue to consolidate AutoMD.
In connection with the sale of the shares of AutoMD, the Company recorded an increase to additional paid-in-capital of $2,534. This amount is equal to the increase in the Company’s interest in the net assets of AutoMD, resulting from this sale of common shares ($3,847), less the related deferred tax liability of $1,313. Refer to “Note 9- Income Taxes” for additional details.
In connection with the sale of the shares, the non-controlling shareholders received certain demand and piggyback registration rights. Additionally, pursuant to the terms of the Purchase Agreement, the Company may be required to purchase two million shares of AutoMD common stock at a purchase price of $1.00 per share, with such purchase to be triggered, if applicable, if as of October 8, 2015and October 8, 2016, AutoMD does not meet a required minimum number of approved auto repair shops submitting a quotation on AutoMD’s website (Registered Repair Shops) , or separately if at anytime during the two years following the closing date AutoMD fails to meet specified minimum cash balances and minimum numbers of Registered Repair shops.  The Purchase Agreement also limits the use of the $7 million in proceeds from the sale of AutoMD common stock to only general operating purposes of AutoMD.  The Company cannot use or borrow any of the proceeds without the approval of AutoMD's Board of Directors.
In addition to the Purchase Agreement, AutoMD entered into an Investor Rights Agreement. In addition to certain demand and piggyback registration rights, the agreement includes restrictions on transfers or dilutive transactions involving AutoMD common stock.  Prior to October 8, 2017, the Company shall not transfer shares of AutoMD owned by U.S. Auto Parts or enter into any transaction or arrangement (including, without limitation, any sale, gift, merger or consolidation) that would result in U.S. Auto Parts owning, at any time, less than 50% of the shares of capital stock of the Company without the prior written consent of shareholders.  In the event of a proposed transfer or dilutive transaction for which any shareholder does not provide its written consent, in the alternative, upon not less than 30 days prior written notice to such non-consenting party, the Company may elect, at its sole option, to purchase all shares of the AutoMD common stock then owned by any non-consenting shareholder at a purchase price equal to $1.00 per share (as adjusted for any stock combinations, splits, recapitalizations, etc.) plus an annual rate of 10% thereon, compounded annually.

Note 17 – Subsequent Events
On January 5, 2015, the Company and JPMorgan Chase Bank, N.A. (“JPMorgan”) entered into a Sixth Amendment to Credit Agreement and Second Amendment to Pledge and Security Agreement (the “Amendment”), which amended the Credit Agreement previously entered into by the Company, certain of its domestic subsidiaries and JPMorgan on April 26, 2012 (as amended, the “Credit Agreement”) and the Pledge and Security Agreement previously entered into by the Company, certain of its domestic subsidiaries and JPMorgan on April 26, 2012. By its terms, the Amendment is retroactively effective to January 2, 2015. Pursuant to the Amendment, the following amendments to the Credit Agreement were made, among others:

•	The net orderly liquidation value inventory advance rate was increased from 85% to 90%.

•
The Company’s required excess availability related to the “Covenant Testing Trigger Period” (as defined under the Credit Agreement) under the revolving commitment under the Credit Agreement was reduced to less than $2,000 from less than $4,000 for the period commencing on any day that excess availability is less than $2,000 and continuing until excess availability has been greater than or equal to $2,000 for 45 consecutive days.

•
The period during which the Company is subject to a fixed charge coverage ratio begins after June 30, 2016 and the applicable testing period would begin for a 5 month period ending May 31, 2016 or fiscal year 2016 rather than a trailing twelve month period. The full trailing twelve month testing period would begin with the twelve month period ending December 31, 2016.

•
Certain negative covenants applicable to the Company and AutoMD, a subsidiary of the Company, related to certain contractual and financial tests to permit the Company and AutoMD to consummate certain obligations set forth in the agreements entered into by the Company and AutoMD on October 8, 2014 (the “Financing Documents”) in connection with the sale of AutoMD common stock to certain investors (the “AutoMD Financing”) have been revised where the availability requirements are no longer applicable until after June 30, 2016 and further revised reducing the availability requirement to $2,000 before and after giving effect to the consummation of such obligations.

•
The trigger, requiring the Company to provide certain reports under the Credit Agreement, relating to excess availability under the revolving commitment under the Credit Agreement, has been reduced to less than $4,000 from less than $6,000 and continuing until excess availability has been greater than or equal to $4,000 for 45 consecutive days.