Form 10-Q
period 2015-04-04
U.S. Auto Parts Network, Inc.
filed 2015-05-13
CIK 1378950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of May 6, 2015, the registrant had 33,950,577 shares of common stock outstanding, $0.001 par value.

U.S. AUTO PARTS NETWORK, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THIRTEEN WEEKS ENDED APRIL 4, 2015

Unless the context requires otherwise, as used in this report, the terms “U.S. Auto Parts,” the “Company,” “we,” “us” and “our” refer to U.S. Auto Parts Network, Inc. and its subsidiaries. Unless otherwise stated, all amounts are presented in thousands.
U.S. Auto Parts®, U.S. Auto Parts Network™, AutoMD®, AutoMD Insta-Quotes! ®, Kool-Vue™, JC Whitney®, and Stylintrucks™, amongst others, are our United States trademarks. All other trademarks and trade names appearing in this report are the property of their respective owners.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements
U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, In Thousands, Except Par Value and Per Share Liquidation Value)

	April 4, 2015	January 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$7,917	$7,653
Short-term investments	66	62
Accounts receivable, net of allowances of $38 and $41 at April 4, 2015 and January 3, 2015, respectively	4,209	3,804
Inventory	48,347	48,362
Other current assets	3,321	2,669
Total current assets	63,860	62,550
Property and equipment, net	16,690	16,966
Intangible assets, net	1,617	1,707
Other non-current assets	1,672	1,684
Total assets	$83,839	$82,907
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,591	$25,362
Accrued expenses	8,498	7,747
Revolving loan payable	9,485	11,022
Current portion of capital leases payable	276	269
Other current liabilities	4,560	3,505
Total current liabilities	49,410	47,905
Capital leases payable, net of current portion	9,197	9,270
Deferred income taxes	1,550	1,618
Other non-current liabilities	1,661	1,891
Total liabilities	61,818	60,684
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; $1.45 per share liquidation value or aggregate of $6,017; 4,150 shares authorized; 4,150 shares issued and outstanding at April 4, 2015 and January 3, 2015	4	4
Common stock, $0.001 par value; 100,000 shares authorized; 33,949 and 33,624 shares issued and outstanding at April 4, 2015 and January 3, 2015, respectively	34	33
Additional paid-in capital	174,552	174,369
Accumulated other comprehensive income	350	360
Accumulated deficit	(155,609)	(155,489)
Total stockholders’ equity	19,331	19,277
Noncontrolling interest	2,690	2,946
Total equity	22,021	22,223
Total liabilities and stockholders’ equity	$83,839	$82,907
See accompanying notes to consolidated financial statements (unaudited).

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014
Net sales	$76,388	$68,028
Cost of sales (1)	54,910	47,327
Gross profit	21,478	20,701
Operating expenses:
Marketing	10,852	10,115
General and administrative	4,181	4,147
Fulfillment	5,060	4,712
Technology	1,288	1,148
Amortization of intangible assets	115	84
Total operating expenses	21,496	20,206
(Loss) income from operations	(18)	495
Other income (expense):
Other income (expense), net	23	(3)
Interest expense	(373)	(259)
Total other expense, net	(350)	(262)
(Loss) income before income taxes	(368)	233
Income tax (benefit) provision	(52)	32
Net (loss) income including noncontrolling interests	(316)	201
Net loss attributable to noncontrolling interests	(256)	—
Net (loss) income attributable to U.S. Auto Parts	(60)	201
Other comprehensive income attributable to U.S. Auto Parts, net of tax:
Foreign currency translation adjustments	(10)	8
Total other comprehensive income attributable to U.S. Auto Parts	(10)	8
Comprehensive (loss) income attributable to U.S. Auto Parts	$(70)	$209
Net income (loss) attributable to U.S. Auto Parts per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Weighted average common shares outstanding:
Basic	33,720	33,384
Diluted	33,720	34,158

(1)
Excludes depreciation and amortization expense which is included in marketing, general and administrative and fulfillment expense as described in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations” below.

See accompanying notes to consolidated financial statements (unaudited).

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In Thousands)

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014
Operating activities
Net (loss) income including noncontrolling interests	$(316)	$201
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	1,934	2,368
Amortization of intangible assets	115	84
Deferred income taxes	(67)	13
Share-based compensation expense	510	376
Amortization of deferred financing costs	20	20
Gain from disposition of assets	(13)	—
Changes in operating assets and liabilities:
Accounts receivable	(405)	147
Inventory	15	374
Other current assets	(506)	282
Other non-current assets	(7)	63
Accounts payable and accrued expenses	2,497	2,792
Other current liabilities	904	1,702
Other non-current liabilities	(131)	(280)
Net cash provided by operating activities	4,550	8,142
Investing activities
Additions to property and equipment	(2,151)	(1,558)
Proceeds from sale of property and equipment	13	—
Cash paid for intangible assets	(110)	—
Net cash used in investing activities	(2,248)	(1,558)
Financing activities
Borrowings from revolving loan payable	4,314	1,826
Payments made on revolving loan payable	(5,850)	(7,850)
Proceeds from stock options	13	74
Payments on capital leases	(66)	(63)
Statutory tax withholding payment for share-based compensation	(438)	—
Net cash used in financing activities	(2,027)	(6,013)
Effect of exchange rate changes on cash	(11)	3
Net change in cash and cash equivalents	264	574
Cash and cash equivalents, beginning of period	7,653	818
Cash and cash equivalents, end of period	$7,917	$1,392
Supplemental disclosure of non-cash investing and financing activities:
Accrued asset purchases	$700	$659
Accrued intangible asset	15	—
Supplemental disclosure of cash flow information:
Cash received during the period for income taxes	$7	$5
Cash paid during the period for interest	303	255
See accompanying notes to consolidated financial statements (unaudited).

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

The Company is a Delaware C corporation and is headquartered in Carson, California. The Company also has employees located in Virginia, Tennessee, Texas, Arizona, Missouri, and Illinois, as well as in the Philippines.
Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of April 4, 2015 and the consolidated results of operations for the thirteen weeks ended April 4, 2015 and March 29, 2014, and cash flows for the thirteen weeks ended April 4, 2015 and March 29, 2014. The Company’s results of operations for the thirteen weeks ended April 4, 2015 are not necessarily indicative of those to be expected for the entire fiscal year. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 3, 2015, which was filed with the SEC on March 20, 2015. We refer to our fiscal year ending January 2, 2016 as fiscal year 2015 and our fiscal year ended January 3, 2015 as fiscal year 2014.
During the thirteen weeks ended April 4, 2015, the Company incurred a net loss of $60, compared to a net income of $201 during the thirteen weeks ended March 29, 2014. Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months. When compared to fiscal year 2014, we expect our revenues to increase and our net loss to be lower in fiscal year 2015. Should the Company’s operating results not meet expectations in 2015, it could negatively impact our liquidity as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell assets or seek additional equity or additional debt financing in the future. There can be no assurance that we would be able to raise such additional financing or engage in such additional asset sales on acceptable terms, or at all. If revenues were to decline and the net loss is larger or continues for longer than we expect because our strategies to return to profitability are not successful or otherwise, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations.

Fiscal Periods
The Company’s fiscal year is based on a 52/53 week fiscal year ending on the Saturday closest to December 31. Quarterly periods are based on the thirteen weeks ending on the Saturday closest to the calendar quarter end date except in the case where our fiscal year includes a 53rd week, which was the case for the fiscal quarter ended January 3, 2015 where we had a 14 week fiscal quarter. Our fiscal year 2015 will be 52 weeks ending January 2, 2016.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its subsidiary in which it has a controlling interest. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All inter-company transactions between and among the Company and its consolidated subsidiaries have been eliminated in consolidation.
Non-Controlling Interests
Non-controlling interests represent equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to the Company (i.e., minority interests). Non-controlling interests include the minority equity holders' proportionate share of the equity of AutoMD, Inc. ("AutoMD").
Ownership interests in subsidiaries held by parties other than the Company are presented as non-controlling interests within stockholders' equity, separately from the equity held by the Company. Revenues, expenses, net income (loss) and other comprehensive income (loss) are reported in the consolidated financial statements at the consolidated amounts, which includes amounts attributable to both the Company's interest and the non-controlling interests in AutoMD. Net income (loss) and other comprehensive income (loss) is then attributed to the Company's interest and the non-controlling interests. Net income (loss) to non-controlling interests is deducted from net income (loss) in the consolidated statements of comprehensive operations to determine net income (loss) attributable to the Company's common stockholders. On October 8, 2014, AutoMD sold 7,000 shares of its common stock to third-party investors, reducing the Company’s ownership interest in AutoMD to 64.1% . The 35.9% of AutoMD controlled by third-party investors is being reported as a noncontrolling interest.
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
Fair Value of Financial Instruments
Financial instruments that are not measured at fair value include accounts receivable, accounts payable and debt. Refer to “ Note 3 - Fair Value Measurements ” for additional fair value information. If the Company’s revolving loan payable (see “Note 6 - Borrowings”) had been measured at fair value, it would be categorized in Level 2 of the fair value hierarchy, as the estimated value would be based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same or similar terms. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value at April 4, 2015 and January 3, 2015 due to their short-term maturities. Marketable securities and investments are carried at fair value, as discussed below. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of our revolving loan payable, classified as current liability in our consolidated balance sheet, approximates its carrying amount because the interest rate is variable.
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
Other-Than-Temporary Impairment
All of the Company’s marketable securities and investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. No other-than-temporary impairment charges were recorded on any investments during the thirteen weeks periods ended April 4, 2015 and March 29, 2014.
Inventory
Inventories consist of finished goods available-for-sale and are stated at the lower of cost or market value, determined using the first-in first-out (“FIFO”) method. The Company purchases inventory from suppliers both domestically and internationally, and routinely enters into supply agreements with U.S.–based suppliers and its primary drop-ship vendors. The Company believes that its products are generally available from more than one supplier and seeks to maintain multiple sources for its products, both internationally and domestically. The Company primarily purchases products in bulk quantities to take advantage of quantity discounts and to ensure inventory availability. Inventory is reported at the lower of cost or market, adjusted for slow moving, obsolete or scrap product. Inventory at April 4, 2015 and January 3, 2015 was $48,347 and $48,362, respectively, which included items in-transit to our warehouses, in the amount of $10,669 and $12,155, respectively.
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
Deferred Catalog Expenses
Deferred catalog expenses consist of third-party direct costs including creative design, paper, printing, postage and mailing costs for all Company direct response catalogs. Such costs are capitalized as deferred catalog expenses and are amortized over their expected future benefit period. Each catalog is fully amortized within nine months.  Deferred catalog expenses are included in other current assets and amounted to $516 and $590 at April 4, 2015 and March 29, 2014, respectively.
Deferred Financing Costs
Deferred financing costs are being amortized over the life of the Company's revolving loan using the straight-line method as it is not significantly different from the effective interest method.
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
No customer accounted for more than 10% of the Company’s net sales for the thirteen weeks ended April 4, 2015 and March 29, 2014.
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

Warranty Costs
The Company or the vendors supplying its products provide the Company’s customers limited warranties on certain products that range from 30 days to lifetime. In most cases, the Company’s vendors are the party primarily responsible for warranty claims. Standard product warranties sold separately by the Company are recorded as deferred revenue and recognized ratably over the life of the warranty, ranging from one to five years. The Company also offers extended warranties that are imbedded in the price of selected private label products we sell. The product brands that include the extended warranty coverage are offered at three different service levels: (a) a five year unlimited product replacement, (b) a five year one-time product replacement, and (c) a three year one-time product replacement. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on each product’s historical return rate and historical warranty cost. The standard and extended warranty obligations are recorded as warranty liabilities and included in other current liabilities in the Consolidated Balance Sheets. For the thirteen weeks ended April 4, 2015 and March 29, 2014, the activity in our aggregate warranty liabilities was as follows (in thousands):

	April 4, 2015	March 29, 2014
Warranty liabilities, beginning of period	$218	$297
Adjustments to preexisting warranty liabilities	(4)	—
Additions to warranty liabilities	21	38
Reductions to warranty liabilities	(10)	(23)
Warranty liabilities, end of period	$225	$312
Marketing Expense
Marketing expense consists of online advertising spend, internet commerce facilitator fees and other advertising costs, as well as payroll and related expenses associated with our marketing catalog, customer service and sales personnel and are expensed as incurred. These costs are generally variable and are typically a function of net sales. Marketing expense also includes depreciation and amortization expense and share-based compensation expense. The majority of advertising expense is paid to internet search engine service providers and internet commerce facilitators. For the thirteen weeks ended April 4, 2015 and March 29, 2014, the Company recognized advertising costs of $4,977 and $4,390, respectively.
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
Share-Based Compensation
The Company accounts for share-based compensation in accordance with ASC 718 Compensation – Stock Compensation (“ASC 718”). All share-based payment awards issued to employees are recognized as share-based compensation expense in the financial statements based on their respective grant date fair values, and are recognized within the statement of comprehensive income or loss as marketing, general and administrative, fulfillment or technology expense, based on employee departmental classifications. Under this standard, compensation expense for both time-based and performance-based restricted stock units is based on the closing stock price of our common shares on the date of grant, and is recognized on a straight-line basis over the requisite service period. Compensation expense for performance-based awards is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. Compensation expense for stock options is based on the fair value, estimated on the date of grant, using an option pricing model that meets certain requirements, and is recognized over the vesting period of three to four years. The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards for such stock options, which is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.
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
Comprehensive Income
The Company reports comprehensive income or loss in accordance with ASC 220 Comprehensive Income. Accumulated other comprehensive income or loss, included in the Company’s consolidated balance sheets, includes foreign currency translation adjustments related to the Company’s foreign operations and unrealized holding gains and losses from available-for-sale investments. The Company presents the components of net income (loss) and other comprehensive income (loss), in its consolidated statements of comprehensive operations.
Segment Data
The Company operates in two reportable operating segments. The criteria the Company uses to identify operating segments are primarily the nature of the products we sell or services we provide and the consolidated operating results that are regularly reviewed by our chief operating decision maker to assess performance and make operating decisions. We identified two reportable operating segments, the core auto parts business ("Base USAP"), and AutoMD, an online automotive repair source, in accordance with ASC 280 Segment Reporting (“ASC 280”).
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-9, “Revenue from Contracts with Customers,” (“ASU 2014-9”) which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for fiscal years beginning after December 15, 2016. On April 1, 2015 the FASB agreed to propose the standard take effect for reporting periods beginning after December 15, 2017 and early adoption would be permitted for public companies for reporting periods beginning after December 15, 2016. Early application is not permitted under the current standard. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-9 will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has the effect of the standard on ongoing financial reporting been determined.

On August 27, 2014, the FASB issued ASU 2014-15 "Presentation of Financial Statements—Going Concern," ("ASU 2014-15") which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter; early adoption is permitted. The Company is evaluating the impact the adoption of ASU 2014-15 will have on its consolidated financial statements.

Note 2 – Investments
As of April 4, 2015, the Company held the following investments, recorded at fair value (in thousands):

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Mutual funds (1)	$66	$—	$—	$66

As of January 3, 2015, the Company held the following investments, recorded at fair value (in thousands):

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Mutual funds (1)	$62	$—	$—	$62

(1)
Mutual funds are classified as short-term investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.

Proceeds from the sale of available-for-sale securities are disclosed separately in the accompanying consolidated statements of cash flow. For the thirteen weeks ended April 4, 2015 and March 29, 2014, there were no sales of available-for-sale securities.
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

Financial Assets Valued on a Recurring Basis
As of April 4, 2015 and January 3, 2015, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s financial instruments, including cash and cash equivalents and investments. The following table represents our fair value hierarchy and the valuation techniques used for financial assets measured at fair value on a recurring basis (in thousands):

	As of April 4, 2015
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Cash and cash equivalents (1)	$7,917	$7,917	$—	$—	(a)
Investments – mutual funds (2)	66	66	—	—	(a)
	$7,983	$7,983	$—	$—

	As of January 3, 2015
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Cash and cash equivalents (1)	$7,653	$7,653	$—	$—	(a)
Investments – mutual funds (2)	62	62	—	—	(a)
	$7,715	$7,715	$—	$—

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

During the thirteen weeks ended April 4, 2015 and March 29, 2014, there were no transfers into or out of Level 1 and Level 2 assets.
Non-Financial Assets Valued on a Non-Recurring Basis
The Company’s long-lived assets, including intangible assets subject to amortization, are measured at fair value on a non-recurring basis. These assets are measured at cost but are written-down to fair value, if necessary, as a result of impairment. As of April 4, 2015, the Company reviews for any adverse events related to the Company’s performance, including trends in gross margin, and historical operating losses, which is used to evaluate if certain property and equipment may not be recoverable. The Company performed impairment testing under the provisions of ASC 360 and, after performing Step 1, the Company determined that its property and equipment was not impaired as of April 4, 2015, as such, they were not measured at fair value. If such non-financial assets had been measured at fair value, they would be categorized in Level 3 of the fair value hierarchy, as the Company would be required to develop its own assumptions and analysis to determine if such non-financial assets were impaired.

Note 4 – Property and Equipment, Net
The Company’s fixed assets are stated at cost less accumulated depreciation, amortization and impairment. Depreciation and amortization expense are provided for in amounts sufficient to relate the cost of depreciable and amortizable assets to operations over their estimated service lives. Depreciation and amortization expense for the thirteen weeks ended April 4, 2015 and March 29, 2014 was $1,934 and $2,368, respectively, including amortization expense of $911 and $436 for the thirteen weeks ended April 4, 2015 and March 29, 2014, respectively, for capital leased assets related to the LaSalle, Illinois facility (see sale-leaseback discussion below for details). The cost and related accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings.

Property and equipment consisted of the following at April 4, 2015 and January 3, 2015 (in thousands):

	April 4, 2015	January 3, 2015
Land	$630	$630
Building	8,877	8,877
Machinery and equipment	10,274	9,799
Computer software (purchased and developed) and equipment	45,984	45,170
Vehicles	138	136
Leasehold improvements	1,762	1,761
Furniture and fixtures	1,173	1,036
Construction in process	1,681	1,904
	70,519	69,313
Less accumulated depreciation, amortization and impairment	(53,829)	(52,347)
Property and equipment, net	$16,690	$16,966
On April 17, 2013, the Company’s wholly-owned subsidiary, Whitney Automotive Group, Inc. (“WAG”) entered into a sales leaseback transaction with STORE Master Funding III, LLC ("STORE") for its facility in LaSalle, Illinois. Under the terms of the lease, the Company is required to pay all taxes associated with the lease, pay for any required maintenance on the property, maintain certain levels of insurance and indemnify STORE for losses incurred that are related to the Company’s use or occupancy of the property. The lease was accounted for as a capital lease and the $376 excess of the net proceeds over the net carrying amount of the property is amortized in interest expense on a straight-line basis over the lease term of 20 years. As of April 4, 2015, the gross carrying value, the accumulated depreciation and the net carrying value of all capital leased assets included in property and equipment were $9,964, $1,239 and $8,725, respectively.
Construction in process primarily relates to the Company’s internally developed software (refer to caption “Website and Software Development Costs” in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations”) subject to depreciation and amortization upon placement into service. Certain of the Company’s net property and equipment were located in the Philippines as of April 4, 2015 and January 3, 2015, in the amount of $192 and $244, respectively.

Note 5 –Intangible Assets, Net
Intangible assets consisted of the following at April 4, 2015 and January 3, 2015 (in thousands):

		April 4, 2015			January 3, 2015
	Useful Life	Gross Carrying Amount	Accumulated Amort. and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amort. and Impairment	Net Carrying Amount
Intangible assets subject to amortization:
Product design intellectual property	4 years	$2,750	$(2,167)	$583	$2,750	$(2,102)	$648
Patent license agreements	3 - 5 years	562	(125)	$437	537	(94)	$443
Domain and trade names	10 years	1,199	(602)	$597	1,199	(583)	$616
Total		$4,511	$(2,894)	$1,617	$4,486	$(2,779)	$1,707

Intangible assets subject to amortization are amortized on a straight-line basis. Amortization expense relating to intangible assets for the thirteen weeks ended April 4, 2015 and March 29, 2014 was $115 and $84, respectively.

The following table summarizes the future estimated annual amortization expense for these assets over the next five years:

2015	$348
2016	463
2017	326
2018	167
2019	82
Thereafter	231
Total	$1,617
Note 6 – Borrowings
The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $23,318, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. Upon satisfaction of certain conditions, the Company has the right to increase the revolving commitment to up to $40,000. The Company, to date, has not requested such an increase. The Credit Facility matures on April 26, 2017. At April 4, 2015, our outstanding revolving loan balance was $9,485. The customary events of default under the Credit Facility (discussed below) include certain subjective acceleration clauses, which management has determined the likelihood of such acceleration is more than remote, considering the recurring losses experienced by the Company, therefore a current classification of our revolving loan payable has been reflected.

On March 24, 2015, the Company and JPMorgan Chase Bank, N.A. (“JPMorgan”) entered into a Seventh Amendment to Credit Agreement and Second Amendment to Pledge and Security Agreement (the “Amendment”), which amended the Credit Agreement previously entered into by the Company, certain of its domestic subsidiaries and JPMorgan on April 26, 2012 (as amended, the “Credit Agreement”) and the Pledge and Security Agreement previously entered into by the Company, certain of its domestic subsidiaries and JPMorgan on April 26, 2012. Pursuant to the Amendment, the following amendments to the Credit Agreement were made, among others:

•	The aggregate principal amount of indebtedness that is permitted related to capital leases was increased from $1,000 to $1,500.
Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) one month LIBOR plus an applicable margin of 2.25%, or (b) an “alternate prime base rate” plus an applicable margin of 0.25%. Subsequent to June 30, 2016, each applicable margin as set forth in the prior sentence is subject to reduction by up to 0.50% per annum based upon the Company’s fixed charge coverage ratio. At April 4, 2015, the Company’s LIBOR based interest rate was 2.44% (on $9,485 principal) and the Company’s prime based rate was 3.50% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than $4,000 at any time, as defined and will continue until, during the preceding 45 consecutive days, no event of default existed and, excess availability has to be greater than $4,000 at all times. The Company’s excess availability was $10,833 at April 4, 2015. As of the date hereof, the cash dominion period has not been in effect; accordingly no principal payments are currently due.
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
The period during which the Company is subject to a fixed charge coverage ratio begins after June 30, 2016 and the applicable testing period would begin for a five month period ending May 31, 2016 or fiscal year 2016 rather than a trailing twelve month period. The full trailing twelve month testing period would begin with the twelve month period ending December 31, 2016. During the period when the Company is not subject to a fixed charge coverage ratio an “Availability Block” (as defined under the Credit Agreement) of $2,000 will be in effect, and thereafter the “Availability Block” will be eliminated. Beginning July 1, 2016, in the event that “excess availability” (as defined under the Credit Agreement) is less than $2,000, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. Events of default under the Credit Agreement include: failure to timely make payments due under the Credit Agreement; material misrepresentations or misstatements under the Credit Agreement and other related agreements; failure to comply with covenants under the Credit Agreement and other related agreements; certain defaults in respect of other material indebtedness; insolvency or other related events; certain defaulted judgments; certain ERISA-related events; certain security interests or liens under the loan documents cease to be, or are challenged by the Company or any of its subsidiaries as not being, in full force and effect; any loan document or any material provision of the same ceases to be in full force and effect; and certain criminal indictments or convictions of any Loan Party. As of April 4, 2015, the Company was in compliance with all covenants under the Credit Agreement.
As of April 4, 2015, the Company had total capital leases payable of $9,473. The present value of the net minimum payments on capital leases as of April 4, 2015 was as follows (in thousands):

Total minimum lease payments	18,270
Less amount representing interest	(8,797)
Present value of net minimum lease payments	9,473
Current portion of capital leases payable	(276)
Capital leases payable, net of current portion	$9,197
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

The table below presents the changes in the Company's ownership interest in AutoMD on the Company's equity:

	Common stock amount	Preferred stock amount	Additional Paid-in- Capital	Common Stock Dividend Distributable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total
Balance, January 3, 2015	$33	$4	$174,369	$—	$360	$(155,489)	$19,277	$2,946	$22,223
Net loss	—	—	—	—	—	(60)	(60)	(256)	(316)
Issuance of shares in connection with stock option exercise	—	—	13	—	—	—	13	—	13
Statutory tax withholding on RSUs	1	—	(359)	—	—	—	(358)	—	(358)
Statutory tax withholding on options exercised	—	—	(80)	—	—	—	(80)	—	(80)
Share-based compensation	—	—	549	—	—	—	549	—	549
Issuance of shares related to dividends on preferred stock	—	—	60	(60)	—	—	—	—	—
Common stock dividend distributable on Series A Preferred Stock	—	—	—	60	—	(60)	—	—	—
Effect of changes in foreign currencies	—	—	—	—	(10)	—	(10)	—	(10)
Balance, April 4, 2015	$34	$4	$174,552	$—	$350	$(155,609)	$19,331	$2,690	$22,021

Common Stock
The Company has 100,000 shares of common stock authorized. We have never paid cash dividends on our common stock. The following issuances of common stock were made during the thirteen weeks ended April 4, 2015:

•	The Company issued 51 shares of common stock from option exercises under its various share-based compensation plans.

•	The Company issued 247 shares of common stock from restricted stock units that vested during the period.

•	The Company issued 27 shares of common stock in payment of the quarterly dividend on the Series A Preferred on the dividend payment date of March 31, 2015 in the aggregate amount of $59.
Share-Based Compensation Plan Information
The following table summarizes the Company’s stock option activity for the thirteen weeks ended April 4, 2015, and details regarding the options outstanding and exercisable at April 4, 2015:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Options outstanding, January 3, 2015	5,281	$2.85
Granted	905	$2.25
Exercised	(142)	$1.44
Expired	(15)	$3.75
Forfeited	(27)	$2.51
Options outstanding, April 4, 2015	6,002	$2.79	6.54	$1,499
Vested and expected to vest at April 4, 2015	5,205	$2.90	6.14	$1,317
Options exercisable, April 4, 2015	3,590	$3.27	4.87	$847

(1)
These amounts represent the difference between the exercise price and the closing price of U.S. Auto Parts Network, Inc. common stock on April 4, 2015 as reported on the NASDAQ Stock Market, for all options outstanding that have an exercise price currently below the closing price.

The weighted-average fair value of options granted during the thirteen weeks ended April 4, 2015 and March 29, 2014 was $1.18 and $1.19, respectively. The intrinsic value of stock options at the date of exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During the thirteen weeks ended April 4, 2015 and March 29, 2014, the total intrinsic value of the exercised options was $211 and $14, respectively. The Company had $1,773 of unrecognized share-based compensation expense related to stock options outstanding as of April 4, 2015, which expense is expected to be recognized over a weighted-average period of 2.91 years.
In November 2014, AutoMD adopted the 2014 Equity Incentive Plan ("AMD Plan") which became effective on November 19, 2014 when approved by the stockholders. Under the AMD Plan, AutoMD is authorized to issue 1,950 shares of common stock under various instruments. Options granted under the AMD Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must be equal to 100% of the fair market value on the date of grant.
The following table summarizes the Company’s stock option activity under the AMD Plan for the thirteen weeks ended April 4, 2015, and details regarding the options outstanding and exercisable at April 4, 2015:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, January 3, 2015	180	$1.00
Granted	990	$1.00
Exercised	—	—
Expired	—	—
Forfeited	—	—
Options outstanding, April 4, 2015	1,170	$1.00	9.80	$—
Vested and expected to vest at April 4, 2015	870	$1.00	9.81	$—
Options exercisable, April 4, 2015	—	—	0.00	$—
At April 4, 2015, 780 shares were available for future grants under the AMD Plan.
The weighted-average fair value of options granted during the thirteen weeks ended April 4, 2015 and March 29, 2014 was $0.54 and $0, respectively. The intrinsic value of stock options at the date of exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During the thirteen weeks ended April 4, 2015 and March 29, 2014, the options had $0 intrinsic value as none were exercisable. The Company had $450 of unrecognized share-based compensation expense related to stock options outstanding as of April 4, 2015, which expense is expected to be recognized over a weighted-average period of 3.8 years.
Options exercised under all share-based compensation plans are granted net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For those employees who elect not to receive shares net of the minimum statutory withholding requirements, the appropriate taxes are paid directly by the employee. During the thirteen weeks ended April 4, 2015, we withheld 27 shares to satisfy $80 of employees' tax obligations and 64 shares related to the net settlement of the stock options.
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit ("RSU") activity for the thirteen weeks ended April 4, 2015, and details regarding the awards outstanding and exercisable at April 4, 2015 (in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Awards outstanding, January 3, 2015	880	$—
Awarded	399	$—
Vested	(398)	$—
Forfeited	(16)	$—
Awards outstanding, April 4, 2015	865	$—	0.84	$1,825
Vested and expected to vest at April 4, 2015	785	$—	0.83	$1,657

During the first thirteen weeks of 2015, 398 RSUs vested, of which 221 were time-based and 177 were performance-based. For the majority of RSUs awarded, the number of shares issued on the date the RSUs vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For those employees who elect not to receive shares net of the minimum statutory withholding requirements, the appropriate taxes are paid directly by the employee. During the thirteen weeks ended April 4, 2015, we withheld 151 shares to satisfy $358 of employees' tax obligations. Although shares withheld are not issued, they are treated as a common stock repurchase in our consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting.

For the thirteen weeks ended April 4, 2015, we recorded compensation expense of $237. As of April 4, 2015, there was unrecognized compensation expense of $1,109 related to unvested RSUs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 0.84 years.
Warrants
As of April 4, 2015, warrants to purchase 50 shares of common stock were outstanding and exercisable, 30 of which have an exercise price of $2.14 per share and expire on May 5, 2016, and 20 of which have an exercise price of $8.32 per share and expire on April 27, 2017. The warrants were issued in connection with the financial advisory services provided by a consultant to the Company. All warrants became fully vested in fiscal year 2012, and no warrants were exercised during the thirteen weeks ended April 4, 2015. The aggregate intrinsic value of outstanding and exercisable warrants was $0 as of April 4, 2015, which was calculated as the difference between the exercise price of underlying awards and the closing price of the Company’s common stock for warrants that were in-the-money.
Share-Based Compensation Expense
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for each of the periods ended:

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014
Expected life	5.3 - 5.4 years	5.3 years
Risk-free interest rate	1.3% - 1.4%	1.5%
Expected volatility	59.1% - 59.5%	68.3%
Expected dividend yield	—%	—%

Share-based compensation from options, warrants and stock awards, is included in our consolidated statements of comprehensive operations, as follows (in thousands):

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014
Marketing expense	$92	$81
General and administrative expense	315	237
Fulfillment expense	63	39
Technology expense	40	19
Total share-based compensation expense	$510	$376
The share-based compensation expense is net of amounts capitalized to internally-developed software of $39 during each of the thirteen weeks ended April 4, 2015 and March 29, 2014.
Under ASC 718, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures significantly differ from those estimates. The Company’s estimated forfeiture rates are calculated based on actual historical forfeitures experienced under our equity plans. The Company’s forfeiture rates were 16% to 34% for stock options for both the thirteen weeks ended April 4, 2015 and March 29, 2014, and the rate for stock awards was 10% to 20% for the thirteen weeks ended April 4, 2015, while no forfeiture rate was applied for thirteen weeks ended March 29, 2014.

Note 8 – Net Income (Loss) Per Share
Net income (loss) per share has been computed in accordance with ASC 260 Earnings per Share. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014
Net (loss) income per share:
Numerator:
Net (loss) income attributable to U.S. Auto Parts	$(60)	$201
Dividends on Series A Convertible Preferred Stock	60	59
Net (loss) income available to common shares	$(120)	$142
Denominator:
Weighted-average common shares outstanding (basic)	33,720	33,384
Common equivalent shares from common stock options and warrants	—	774
Weighted-average common shares outstanding (diluted)	33,720	34,158
Basic net (loss) income per share	$—	$—
Diluted net (loss) income per share	$—	$—

As we incurred a net loss for the thirteen weeks ended April 4, 2015, we have not computed the diluted earnings per share, as the potentially dilutive securities would have an anti-dilutive effect on earnings. For the thirteen weeks ended March 29, 2014, we excluded certain common stock warrants, Series A Convertible Preferred Stock, and stock options from the calculation of diluted income per share as they would have had an anti-dilutive effect on earnings per share. The weighted-average anti-dilutive securities, which are excluded from the calculation of diluted earnings per share, are as follows (in thousands):

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014
Common stock warrants	50	20
Series A Convertible Preferred Stock	4,150	4,150
Restricted stock units	905	—
Options to purchase common stock	5,712	3,418
Total	10,817	7,588

Note 9 – Income Taxes
As discussed in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations”, the Company applies the current U.S. GAAP on accounting for uncertain tax positions, which prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has greater than 50 percent likelihood of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of April 4, 2015, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense. The Company does not anticipate a significant change to the amount of unrecognized tax benefits within the next twelve months.

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2010-2014 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2011-2014 remain open.
For the thirteen weeks ended April 4, 2015 and March 29, 2014, the effective tax rate for the Company was 14.1% and 13.7%, respectively. The Company’s effective tax rate for the thirteen weeks ended April 4, 2015 and March 29, 2014 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses. Additionally, for the thirteen weeks ended April 4, 2015 this was offset by the tax benefit resulting from the reduction of excess book basis in the Company’s investment in AutoMD over its tax basis.
Note 10 – Commitments and Contingencies
Facilities Leases
The Company’s corporate headquarters is located in Carson, California. The Company’s corporate headquarters has an initial lease term of five years through October 2016, and optional renewals through January 2020. The Company also leases warehouse space in Chesapeake, Virginia under an agreement scheduled to expire in June 2016. The Company’s Philippines subsidiary leases office space under an agreement through April 2020.
Facility rent expense for the thirteen weeks ended April 4, 2015 and March 29, 2014 was $365 and $462, respectively. The Company’s facility rent expense was inclusive of amounts charged from a related party during the thirteen weeks ended March 29, 2014 of $94.
Minimum lease commitments under non-cancellable operating leases as of April 4, 2015 were as follows (in thousands):

2015	$1,134
2016	1,135
2017	393
2018	412
2019	433
2020 onwards	$184
Total	$3,691
As described in detail under “Note 4 - Property and Equipment, Net”, on April 17, 2013 , the Company entered into a sale lease-back transaction with STORE whereby we leased back our facility located in LaSalle, Illinois for our continued use as an office, retail and warehouse facility for storage, sale and distribution of automotive parts, accessories and related items for 20 years commencing upon the execution of the lease and terminating on April 30, 2033. The Base Rent Amount was $853 for the first year, after which the rental amount was increased annually on May 1 by the lesser of 1.5% or 1.25 times the change in the Consumer Price Index as published by the U.S. Department of Labor’s Bureau of Labor Statistics, except that in no event will the adjusted annual rental amount fall below the Base Rent Amount. We were not required to pay any security deposit. Under the terms of the lease, we are required to pay all taxes associated with the lease, pay for any required maintenance on the property, maintain certain levels of insurance and indemnify STORE for losses incurred that are related to our use or occupancy of the property. The lease was accounted for as a capital lease and the $376 excess of the net proceeds over the net carrying amount of the property is amortized in interest expense on a straight-line basis over the lease term of 20 years.
Capital lease commitments as of April 4, 2015 were as follows (in thousands):

2015	$759
2016	968
2017	909
2018	915
2019	928
2020 onwards	13,791
Total minimum payments required	18,270
Less amount representing interest	(8,797)
Present value of minimum capital lease payments	$9,473

Excluded from the financial statements and minimum payments shown above are purchase commitments entered into in March 2015 for certain warehouse equipment for our LaSalle, Illinois facility to be received in July 2015. Such payments total $1,479, and will commence in July 2015 and end in June 2020.
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

Note 11 – Employee Retirement Plan and Deferred Compensation Plan

Effective February 17, 2006, the Company adopted a 401(k) defined contribution retirement plan covering all full time employees who have completed one month of service. The Company may, at its sole discretion, match fifty cents per dollar up to 6% of each participating employee’s salary. The Company’s contributions vest in annual installments over three years. Discretionary contributions made by the Company totaled $70 for both the thirteen weeks ended April 4, 2015 and March 29, 2014.

In January 2010, the Company adopted the U.S. Auto Parts Network, Inc. Management Deferred Compensation Plan (the “Deferred Compensation Plan”), for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 90% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by the Company through the purchase of Company-owned life insurance policies with the Company (employer) as the owner and beneficiary, in order to preserve the tax-deferred savings advantages of a non-qualified plan. The plan assets are the cash surrender value of the Company-owned life insurance policies and not associated with the deferred compensation liability. The deferred compensation liabilities (consisting of employer contributions, employee deferrals and associated earnings and losses) are general unsecured obligations of the Company. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company may at its discretion contribute certain amounts to eligible employee accounts. In January 2010, the Company began to contribute 50% of the first 2% of participants’ eligible contributions into their Deferred Compensation Plan accounts. In September 2010, the Company established and transferred its ownership to a rabbi trust to hold the Company-owned life insurance policies. As of April 4, 2015, the assets and associated liabilities of the Deferred Compensation Plan were $858 and $686, respectively, and are included in other non-current assets, other current liabilities and other non-current liabilities in our consolidated balance sheets. For the thirteen weeks ended April 4, 2015, the change in the associated liabilities include the employee contributions of $27, the Company contributions of $7 and earnings of $12, offset by distributions of $109. For the thirteen weeks ended March 29, 2014, the associated liabilities primarily include the employee contributions of $37 and the Company contributions of $8 and earnings of $8, offset by distributions and forfeitures of $226. For the thirteen weeks ended April 4, 2015, included in other income, the Company recorded a net loss of $4 for the change in the cash surrender value of the Company-owned life insurance policies. For the thirteen weeks ended March 29, 2014, the Company did not have a change in the cash surrender value of the Company-owned life insurance policies.

Note 12 – Segment information
As described in Note 1 above, the Company operates in two reportable segments identified as Base USAP, which is the core auto parts business, and AutoMD, an online automotive repair source of which the Company is a majority stockholder. Segment information is prepared on the same basis that our chief executive officer, who is our chief operating decision maker, manages the segments, evaluates financial results, and makes key operating decisions. Management evaluates the performance of its operating segments based on net sales, gross profit and income (loss) from operations. The accounting policies of the operating segments are the same as those described in Note 1. Operating income represents earnings before other income, interest expense and income taxes. The identifiable assets by segment disclosed in this note are those assets specifically identifiable within each segment.
Summarized segment information for our continuing operations from the two reportable segments for the periods presented is as follows (in thousands):

	Base USAP	AutoMD	Consolidated
Thirteen weeks ended April 4, 2015
Net sales	$76,325	$63	$76,388
Gross profit	$21,415	$63	$21,478
Operating costs (1)	$20,720	$776	$21,496
Income (loss) from operations	$695	$(713)	$(18)
Capital expenditures	$1,966	$185	$2,151
Depreciation and amortization	$1,549	$385	$1,934
Total assets, net of accumulated depreciation	$76,172	$7,667	$83,839
Thirteen weeks ended March 29, 2014
Net sales	$67,949	$79	$68,028
Gross profit	$20,622	$79	$20,701
Operating costs (1)	$19,645	$561	$20,206
Income (loss) from operations	$977	$(482)	$495
Capital expenditures	$1,143	$415	$1,558
Depreciation and amortization	$1,934	$434	$2,368
Total assets, net of accumulated depreciation	$65,986	$1,946	$67,932
Fifty-three weeks as of January 3, 2015
Total assets, net of accumulated depreciation	$74,414	$8,493	$82,907

(1)	Operating costs for AutoMD primarily consist of depreciation and amortization on fixed assets and personnel costs. Indirect costs are not allocated to AutoMD.

Note 13 – AutoMD
On October 8, 2014, AutoMD entered into a Common Stock Purchase Agreement ("Purchase Agreement") to sell an aggregate of 7,000 shares of AutoMD common stock at a purchase price of $1.00 per share to third-party investors and investors that are affiliated with two of our board members. The Company retained 64.1% of AutoMD's outstanding common stock, and will continue to consolidate AutoMD.
In connection with the sale of the shares of AutoMD, the Company recorded an increase to additional paid-in-capital of $2,534. This amount is equal to the increase in the Company’s interest in the net assets of AutoMD, resulting from this sale of common shares ($3,847), less the related deferred tax liability of $1,313. Refer to Note 9 - Income Taxes for additional details.
Additionally, pursuant to the terms of the Purchase Agreement, the Company may be required to purchase 2,000 shares of AutoMD common stock at a purchase price of $1.00 per share, with such purchase to be triggered, if applicable, if as of October 8, 2015 and October 8, 2016, AutoMD does not meet a required minimum number of approved auto repair shops submitting a quotation on AutoMD’s website ("Registered Repair Shops"), or separately if at anytime during the two years following the closing date AutoMD fails to meet specified minimum cash balances and minimum numbers of Registered Repair Shops.  The Purchase Agreement also limits the use of the $7,000 in proceeds from the sale of AutoMD common stock to only general operating purposes of AutoMD.  The Company cannot use or borrow any of the proceeds without the approval of AutoMD's Board of Directors.
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
Overview
We are one of the largest online providers of aftermarket auto parts, including body parts, hard parts, and performance parts and accessories. Our user-friendly websites provide customers with a broad selection of stock keeping units (“SKUs”), with detailed product descriptions and photographs. Our proprietary product database maps our SKUs to product applications based on vehicle makes, models and years. We principally sell our products to individual consumers through our network of websites and online marketplaces. Our flagship websites are located at www.autopartswarehouse.com, www.carparts.com, www.jcwhitney.com and www.AutoMD.com and our corporate website is located at www.usautoparts.net. We believe our strategy of disintermediating the traditional auto parts supply chain and selling products directly to customers over the Internet allows us to more efficiently deliver products to our customers while generating higher margins. Industry-wide trends that support our strategy include:
1. Number of SKUs required to serve the market. The number of automotive SKUs has grown dramatically over the last several years. In today's market, unless the consumer is driving a high volume vehicle and needs a simple maintenance item, the part they need is not typically on the shelf at a brick-and-mortar store. We believe our user-friendly websites provide customers with a comprehensive selection of approximately 1.6 million SKUs with detailed product descriptions, attributes and photographs paired with the flexibility of fulfilling orders using both drop-ship and stock-and-ship as well as our internally developed distributor selection system provide customers with a favorable alternative to the brick-and-mortar shopping experience.
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
3.Growth of online sales. The overall revenue from online sales of auto parts and accessories is expected to increase from $5.1 billion in 2013 to $16.6 billion in 2020, according to a forecast from Frost and Sullivan. Lower prices and consumers' growing comfort with digital platforms are driving the shift to online sales. We believe that we are well positioned for the shift to online sales due to our history of being a leading source for aftermarket automotive parts through online marketplaces and our network of websites.

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
AutoMD. In October 2014, AutoMD entered into a common stock purchase agreement to sell seven million shares of AutoMD common stock at a purchase price of $1.00 per share to third-party investors, reducing the Company’s ownership interest in AutoMD to 64.1%.
AutoMD's mission is to be the repair shop advocate for all vehicle owners, increase their confidence in the repair process and provide the most affordable and high quality options for automobile repair. AutoMD's current focus is on marketing and technology. AutoMD's current marketing strategy involves driving growth in their repair shop network. During the first quarter of 2015, marketing efforts resulted in approximately 140 repair shops joining AutoMD's network, rising from about 2,100 repair shops in December 2014 to approximately 2,240 at the end of the first quarter of 2015. AutoMD now has repair shops participating in 41 states. In addition to marketing, AutoMD continues to refine the online experience, including its mobile presence.
To understand revenue generation through our network of e-commerce websites, we monitor several key business metrics, including the following:

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014
Unique Visitors (millions) (1)	30.6	30.3
E-commerce Orders (thousands)	516	488
Online Marketplace Orders (thousands)	296	264
Total Online Orders (thousands)	812	752
E-commerce Average Order Value	$110	$107
Online Marketplace Average Order Value	$71	$65
Total Online Average Order Value	$96	$92
Revenue Capture (1)	85.5%	84.9%
Conversion (1)	1.69%	1.61%

(1) Excludes online marketplaces and media properties (e.g. AutoMD).
Unique Visitors: A unique visitor to a particular website represents a user with a distinct IP address that visits that particular website. We define the total number of unique visitors in a given month as the sum of unique visitors to each of our websites during that month. We measure unique visitors to understand the volume of traffic to our websites and to track the effectiveness of our online marketing efforts. The number of unique visitors has historically varied based on a number of factors, including our marketing activities and seasonality. Included in the unique visitors are mobile device based customers, who are becoming an increasing part of our business. Shifting consumer behavior and technology enhancements indicates that customers are becoming more inclined to purchase auto parts through their mobile devices. User sophistication and technological advances have increased consumer expectations around the user experience on mobile devices, including speed of response, functionality, product availability, security, and ease of use. We believe enhancements to online solutions specifically catering to mobile based shopping can result in an increase in the number of orders and revenues. We believe an increase in unique visitors to our websites will result in an increase in the number of orders. We seek to increase the number of unique visitors to our websites by attracting repeat customers and improving search engine marketing and other internet marketing activities. During the first quarter of 2015, our unique visitors increased by 1.0% compared to the first quarter of 2014. We expect the total number of unique visitors in fiscal year 2015 to marginally improve compared to fiscal year 2014.
Total Number of Orders: We monitor the total number of orders as an indicator of future revenue trends. Total orders were up by 8.0% in the first quarter of 2015 compared to the first quarter of 2014, with e-commerce and online marketplace orders improving by 5.7% and 12.1%, respectively. We believe that e-commerce orders improved through an improved customer experience and pricing strategies. We believe that the increase in online marketplace orders was primarily due to competitive pricing strategies. We expect the total number of orders in fiscal year 2015 to marginally improve over our results for fiscal year 2014. We recognize revenue associated with an order when the products have been delivered, consistent with our revenue recognition policy.
Average Order Value: Average order value represents our net sales on a placed orders basis for a given period of time divided by the total number of orders recorded during the same period of time. Average order value increased by 4.3% in the first quarter of 2015, compared to the first quarter of 2014. We seek to increase the average order value as a means of increasing net sales. Average order values vary depending upon a number of factors, including the components of our product offering, the order volume in certain online sales channels, macro-economic conditions, and the online competition.
Revenue Capture: Revenue capture is the amount of actual dollars retained after taking into consideration returns, credit card declines and product fulfillment. During the first quarter of 2015, our revenue capture increased by 0.6% to 85.5% compared to 84.9% in the first quarter of 2014. The increase in revenue capture was due to lower returns and credit card declines and improved product fulfillment in the first quarter of 2015 compared to the first quarter of 2014. We expect our revenue capture level to marginally improve in fiscal year 2015, compared to fiscal year 2014, as we continue to improve our customers’ purchase experience.
Conversion: Conversion is the number of orders as a rate to the total number of unique visitors. This rate indicates how well we convert a visitor to a customer sales order. During the first quarter of 2015, our conversion improved by 5.0% to 1.69% compared to 1.61% in the first quarter of 2014.
Executive Summary
For the first quarter of 2015, Base USAP generated net sales of $76,325, compared with $67,949 for the first quarter of 2014, representing an increase of 12.3%. Base USAP net income for the first quarter of 2015 was $187, compared to net income of $683 for the first quarter of 2014. We generated income before interest expense, net, income tax provision, depreciation and amortization expense, amortization of intangible assets, plus share-based compensation expense, impairment losses and restructuring costs (“Adjusted EBITDA”) of $2,851 in the first quarter of 2015 compared to $3,368 in the first quarter of 2014. Adjusted EBITDA, which is not a Generally Accepted Accounting Principle measure, is presented because such measure is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income, as an indicator of the Company’s operating performance, or as an alternative to cash flows, as measures of the Company’s overall liquidity, as presented in the Company’s consolidated financial statements. Further, the Adjusted EBITDA measure shown may not be comparable to similarly titled measures used by other companies. Refer to the table presented below for reconciliation of net loss to Adjusted EBITDA.
For the first quarter of 2015, AutoMD generated net sales of $63 compared to $79 in the same period last year. AutoMD's net loss was $503 for the first quarter of 2015 compared to a net loss of $482 for the first quarter of 2014. AutoMD's adjusted EBITDA was negative $287 compared to negative $48 in the same period last year.
Our Q1 2015 net sales consisted of online sales, representing 90.4% of the total (compared to 89.4% in Q1 2014), and offline sales, representing 9.6% of the total (compared to 10.6% in Q1 2014). The net sales increase was due to an increase of $8,158, or 13.4%, in online sales and an increase in offline sales by $201, or 2.8%. The online sales channels growth is primarily the result of a $4,404, or 10.0%, increase in our e-commerce sales channels and a $3,488, or 22.2%, increase in our online marketplaces. The $4,404 increase in our e-commerce sales channels was driven by a 5.0% increase in conversion, increase in traffic by 1.0% and 2.8% increase in average order value. The $3,488 increase in our online marketplaces was driven by a 12.1% increase in orders. Our offline sales for the first quarter of 2015 increased by $201, or 2.8%, to $7,358 compared to the first quarter of 2014.
Revenues increased during the first quarter of 2015, when compared to the first quarter of 2014, and we expect our revenues to continue to improve in fiscal year 2015 when compared to fiscal year 2014. The Company has shown 5 consecutive quarters of positive year over year revenue growth. The table below presents quarterly revenues (in thousands) and the change in quarterly year-over-year revenues for the last six quarters. All quarters presented below represent thirteen week periods with the exception of the quarter ended January 3, 2015, which is a fourteen week period.

Thirteen weeks ended	Net sales	Year over year quarterly sales Thirteen weeks ended	Net sales	% increase (decline)
Dec 28, 2013	$59,735	Dec 29, 2012	$62,848	(5.0)%
Mar 29, 2014	$68,028	Mar 30, 2013	$65,405	4.0%
Jun 28, 2014	$76,947	Jun 29, 2013	$67,889	13.3%
Sep 27, 2014	$67,965	Sep 28, 2013	$61,724	10.1%
Jan 3, 2015	$70,568	Dec 28, 2013	$59,735	18.1%
Apr 4, 2015	$76,388	Mar 29, 2014	$68,028	12.3%
Like most e-commerce retailers, our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. Historically, marketing through search engines provided the most efficient opportunity to reach millions of on-line auto part buyers. We are included in search results through paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our websites. Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. We have had a history of success with our search engine marketing techniques, which gave our different websites preferred positions in search results. Search engines, like Google, revise their algorithms from time to time in an attempt to optimize their search results. Since 2011, Google has released changes to Google’s search results ranking algorithm aimed to lower the rank of certain sites and return other sites near the top of the search results based upon the quality of the particular site as determined by Google. Google made additional updates throughout fiscal year 2012 and 2013. We were negatively impacted by the changes in methodology for how Google displayed or selected our different websites for customer search results. This reduced our unique visitor count which adversely affected our financial results. We believe we were affected by search engine algorithm changes due to the use of our product catalog across multiple websites. To address this issue we consolidated to a significantly smaller number of websites to ensure unique catalog content. The consolidation resulted in fewer visitors since 2013 as websites continued to close. However, because of the consolidation and improvements in catalog content, orders increased in 2014. Our unique visitor count increased by 0.3 million, or 1.0%, for the first quarter of 2015 to 30.6 million unique visitors compared to 30.3 million unique visitors in the first quarter of 2014. As we are significantly dependent upon search engines for our website traffic, if we are unable to attract unique visitors, our business and results of operations will be harmed.
Barriers to entry in the automotive aftermarket industry are low, and current and new competitors can launch websites at a relatively low cost. Due to a number of factors, including the rise of online marketplaces, it is easier for a traditional offline supplier to begin selling online and compete with us. These larger suppliers have access to merchandise at lower costs, enabling them to sell products at lower prices while maintaining adequate gross margins. Total orders for the first quarter of 2015 went up by 8.0% compared to the first quarter of 2014 while our average order value increased by $4, or 4.3%, for the first quarter of 2015 to $96 compared to $92 in the first quarter of 2014. Our current and potential customers may decide to purchase directly from our suppliers. Continuing increased competition from our suppliers that have access to products at lower prices than us could result in reduced sales, lower operating margins, reduced profitability, loss of market share and diminished brand recognition. In addition, some of our competitors have used and may continue to use aggressive pricing tactics. We expect that competition will further intensify in the future as Internet use and online commerce continue to grow worldwide.
Total expenses, which primarily consisted of cost of sales and operating costs, increased during the first quarter of 2015 compared to the same period in 2014. Components of our cost of sales and operating costs are described in further detail under — “Note 1 – Summary of Significant Accounting Policies and Nature of Operations" of our Notes to Consolidated Financial Statements. Our personnel costs declined in the first quarter of 2015 compared to the first quarter of 2014. Our employees at the end of the first quarter of 2015 increased to 1,037 as compared to 1,016 at the end of the first quarter of 2014. In 2014, as part of the Company’s initiatives to reduce labor costs and improve operating efficiencies in response to the challenges in the marketplace and general market conditions, we reduced our workforce by 77 employees. The reduction in headcount resulted from the Company's closure of its distribution facility located in Carson, California. Partially offsetting the decrease in headcount related to restructuring, we hired 28 employees, mostly to support the additional inventory volume at our two remaining warehouses. While we have and continue to undertake several initiatives to improve revenues and reduce the losses in fiscal year 2015, if the loss trend observed in 2013 and 2014 occur in the fiscal year 2015, we may be required to further reduce our labor costs.
We made positive strides towards achieving our strategic goals during fiscal year 2014 and in fiscal year 2015 we will continue to pursue these strategies to continue our positive sales growth and improve gross profit while reducing operating costs as percent of sales:

•
We expect to continue positive e-commerce growth by providing unique catalog content and providing better content on our websites thereby improving our ranking on the search results. In addition, we intend to improve mobile enabled websites to take advantage of shifting consumer behaviors. We expect this to increase unique visitors to our website and help us grow our revenues. We expect revenue trends to remain positive in fiscal year 2015.

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

•
We continue to work to becoming one of the best low price options in the market for after market auto parts and accessories. We will lower our prices by increasing foreign sourced private label products as they are generally less expensive and we believe provide better value for the consumer. We expect this to improve the conversion rate of our visitors to our website, grow our revenues and improve our margins. We also plan to transition away from lower margin stock ship branded products and expand our private label mix, which provides higher margins.

•
Increase product selection by being the first to market with new SKUs. We currently have over 45,000 private label SKUs and 1.6 million branded SKUs in our product selection. We will seek to add new categories and expand our existing specialty categories. We expect this to increase the total number of orders and contribute to our revenue growth. Additionally, we plan to continue to maintain a certain quantity of inventory in stock throughout the year to ensure consistent service levels and improve customer experience.

•
Be the consumer advocate for auto repair through AutoMD.com. We will continue to devote resources to AutoMD.com, its system development and the expansion of it's repair shop network, drawing upon the proceeds from the sale of AutoMD common stock. We expect this to improve our brand recognition and contribute to our revenue growth.

•	Continue to implement cost saving measures.
Overall, we expect revenue growth and reduced net losses in fiscal year 2015 compared to fiscal year 2014, due to the initiatives we have implemented and will implement throughout the year. However, if the revenue growth and reduced net losses we experienced in fiscal year 2014 do not continue in fiscal year 2015 and are more negative than we expect, it could severely impact our liquidity as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. Refer to the “Liquidity and Capital Resources” section below for additional details. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If our net losses continue for longer than we expect because our strategies to return to profitability are not successful or otherwise, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations.
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

Non-GAAP measures
Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the Securities Exchange Act of 1934, as amended, define and prescribe the conditions for use of certain non-GAAP financial information. We provide EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. EBITDA consists of net income before (a) interest expense, net; (b) income tax provision; (c) depreciation and amortization expense; and (d) amortization of intangible assets; while Adjusted EBITDA consists of EBITDA before (a) share-based compensation expense; and (b) restructuring costs.
The Company believes that these non-GAAP financial measures provide important supplemental information to management and investors. These non-GAAP financial measures reflect an additional way of viewing aspects of the Company’s operations that, when viewed with the GAAP results and the accompanying reconciliation to corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting the Company’s business and results of operations.
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
The Company operates in two reportable segments identified as the core auto parts business ("Base USAP"), and AutoMD, an online automotive repair source of which the Company is a majority stockholder. Segment information is prepared on the same basis that our chief executive officer, who is our chief operating decision maker, manages the segments, evaluates financial results, and makes key operating decisions. Management evaluates the performance of its two operating segments based on net sales, gross profit and loss from operations. The accounting policies of the operating segments are the same as those described in “Note 1 - Summary of Significant Accounting Policies and Nature of Operations” of our Notes to Consolidated Financial Statements. Operating income represents earnings before other income, interest expense and income taxes. The identifiable assets by segment disclosed are those assets specifically identifiable within each segment.
Summarized segment information for our continuing operations from the two reportable segments for the periods presented is as follows (in thousands):

	Thirteen weeks ended April 4, 2015			Thirteen weeks ended March 29, 2014
	Base USAP	AMD	Consolidated	Base USAP	AMD	Consolidated

Net sales	$76,325	$63	$76,388	$67,949	$79	$68,028
Cost of sales	54,910	—	54,910	47,327	—	47,327
Gross profit	21,415	63	21,478	20,622	79	20,701
Operating expenses:
Marketing	10,190	662	10,852	9,589	526	10,115
General and administrative	4,123	58	4,181	4,147	—	4,147
Fulfillment	5,060	—	5,060	4,712	—	4,712
Technology	1,240	48	1,288	1,113	35	1,148
Amortization of intangible assets	107	8	115	84	—	84
Total operating expenses	20,720	776	21,496	19,645	561	20,206
Income (loss) from operations	695	(713)	(18)	977	(482)	495
Other income (expense):
Other income (expense), net	23	—	23	(3)	—	(3)
Interest expense	(373)	—	(373)	(259)	—	(259)
Total other expense	(350)	—	(350)	(262)	—	(262)
Income (loss) before income taxes	345	(713)	(368)	715	(482)	233
Income tax (benefit) provision	158	(210)	(52)	32	—	32
Net income (loss )	$187	$(503)	$(316)	$683	$(482)	$201

Net income (loss)	$187	$(503)	$(316)	$683	$(482)	$201
Depreciation & amortization	1,549	385	1,934	1,934	434	2,368
Amortization of intangible assets	107	8	115	84	—	84
Interest expense	373	—	373	259	—	259
Taxes	158	(210)	(52)	32	—	32
EBITDA	$2,374	$(320)	$2,054	$2,992	$(48)	$2,944
Stock comp expense	477	33	510	376	—	376
Adjusted EBITDA	$2,851	$(287)	$2,564	$3,368	$(48)	$3,320

Capital expenditures	$1,966	$185	$2,151	$1,143	$415	$1,558
Total assets, net of accumulated depreciation	$76,172	$7,667	$83,839	$65,986	$1,946	$67,932

Results of Operations
The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014
Net sales	100.0%	100.0%
Cost of sales	71.9	69.6
Gross profit	28.1	30.4
Operating expenses:
Marketing	14.1	14.9
General and administrative	5.5	6.1
Fulfillment	6.6	6.9
Technology	1.7	1.7
Amortization of intangible assets	0.2	0.1
Total operating expenses	28.1	29.7
Income from operations	—	0.7
Other income (expense):
Other income, net	—	—
Interest expense	(0.5)	(0.4)
Total other expense, net	(0.5)	(0.4)
(Loss) income before income taxes	(0.5)	0.3
Income tax (benefit) provision	(0.1)	—
Net (loss) income including noncontrolling interests	(0.4)%	0.3%
Thirteen Weeks Ended April 4, 2015 Compared to the Thirteen Weeks Ended March 29, 2014
Net Sales and Gross Margin

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014
	(in thousands)
Net sales	$76,388	$68,028
Cost of sales	54,910	47,327
Gross profit	$21,478	$20,701
Gross margin	28.1%	30.4%
Net sales increased $8,360, or 12.3%, for the first quarter of 2015 compared to the first quarter of 2014. Our net sales consisted of online sales, which included mobile-based online sales, representing 90.4% of the total for the first quarter of 2015 (compared to 89.4% in the first quarter of 2014), and offline sales, representing 9.6% of the total for the first quarter of 2015 (compared to 10.6% in the first quarter of 2014). The net sales increase was driven by an increase of $8,158, or 13.4%, in online sales. Online sales increased primarily due to an increase of 5.0% in conversion, a 1.0% increase in unique visitors, and an increase in average order value of 4.3%. The increase in unique visitors was favorable due to the improved marketing spend efficiency. In the first quarter of 2015, our offline sales, which consist of our Kool-Vue™ and wholesale operations, increased by $201, or 2.8%, compared to the first quarter of 2014, primarily due to an increase in Kool-Vue™ sales, partially offset by a decline in sales related to the closure of the Carson warehouse in August 2014.
Gross profit increased $777, or 3.8%, in the first quarter of 2015 compared to the first quarter of 2014. Gross margin rate decreased 2.3% to 28.1% in the first quarter of 2015 compared to 30.4% in the first quarter of 2014. Gross margin rate decreased for the thirteen weeks ended April 4, 2015 compared to the prior year period primarily due to reduced margins from online sales, and to a lesser extent reduced margins from offline sales. Gross margin from online sales decreased primarily due to sales mix, competitive pricing strategies and to a lesser extent lower freight revenue as a percent of total freight charges. Gross margin from offline sales was unfavorably impacted by higher mix of lower margin offline revenue for the thirteen weeks ended April 4, 2015 compared to the same period last year.
Marketing Expense

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014
	(in thousands)
Marketing expense	$10,852	$10,115
Percent of net sales	14.1%	14.9%
Total marketing expense increased $737, or 7.3%, for the first quarter of 2015 compared to the first quarter of 2014. Online advertising expense, which includes catalog costs, was $4,977, or 7.2%, of online sales compared to $4,390, or 7.2%, of online sales for the prior year period. Online advertising expense increased in the first quarter of 2015 primarily due to our non-catalog online adverting expenses, which includes listing and placement fees paid to commercial and search engine websites, of $4,573, or 6.0%, of net sales compared to $3,845, or 5.7% of net sales first quarter of 2014. Marketing expense, excluding online advertising, was $5,875, or 7.7%, of net sales compared to $5,725, or 8.4%, of net sales for the same period last year. The increase was primarily due to higher labor cost of $409, and increased overhead of $91 partially offset by a decrease in depreciation and amortization of $347. As a percent of sales, total marketing expense during the first quarter of 2015 was slightly lower compared to the first quarter of 2014.

General and Administrative Expense

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014
	(in thousands)
General and administrative expense	$4,181	$4,147
Percent of net sales	5.5%	6.1%
General and administrative expense increased $34, or 0.8%, for the first quarter of 2015 compared to the first quarter of 2014 and as a percent of sales was lower by 0.6%, primarily due to leveraging of fixed wages and overhead on higher sales.
Fulfillment Expense

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014
	(in thousands)
Fulfillment expense	$5,060	$4,712
Percent of net sales	6.6%	6.9%
Fulfillment expense as a percent of net sales was lower by 0.3% for the first quarter of 2015, compared to the first quarter of 2014. The decrease was primarily due to lower fixed wages, overhead and lower depreciation and amortization, in part, due to the closure of the Carson warehouse in the fourth quarter of 2014.
Technology Expense

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014
	(in thousands)
Technology expense	$1,288	$1,148
Percent of net sales	1.7%	1.7%
Technology expense increased $140, or 12.2%, for the first quarter of 2015 compared to the first quarter of 2014 and as a percent of sales was flat to last year. The increase was primarily due to higher computer support costs.
Amortization of Intangible Assets

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014
	(in thousands)
Amortization of intangible assets	$115	$84
Percent of net sales	0.2%	0.1%
Amortization of intangibles increased $31, or 36.9%, for the first quarter of 2015 compared to the first quarter of 2014. The increase was due to purchases of intangible assets during fiscal 2014.
Total Other Expense, Net

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014
	(in thousands)
Other expense, net	$(350)	$(262)
Percent of net sales	(0.5)%	(0.4)%
Total other expense, net increased $88, or 33.6%, for the first quarter of 2015 compared to the first quarter of 2014 primarily due to higher loan interest costs due to a higher revolver balance during the first quarter of 2015 compared to the first quarter of 2014.
Income Tax Provision

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014
	(in thousands)
Income tax (benefit) provision	$(52)	$32
Percent of net sales	(0.1)%	—%
For the thirteen weeks ended April 4, 2015, the effective tax rate for the Company was 14.1%. The Company’s effective tax rate for the thirteen weeks ended April 4, 2015 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses that was offset by the tax benefit resulting from the reduction of excess book basis in the Company’s investment in AutoMD over its tax basis. For the thirteen weeks ended March 29, 2014, the effective tax rate for the Company was 13.7%. The Company’s effective tax rate for the thirteen weeks ended March 29, 2014 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses.

Foreign Currency
The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations. See additional information in “Foreign Currency Risk” below in Item 3.

Liquidity and Capital Resources
Sources of Liquidity
During the thirteen weeks ended April 4, 2015 and March 29, 2014, we funded our operations with cash generated from operations as well as through borrowing under our credit facility. We had cash of $7,917 and short-term investments of $66 as of April 4, 2015, representing a $264 increase from $7,653 of cash as of January 3, 2015 and a $4 increase from $62 of short-term investments as of January 3, 2015. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and debt financing will be sufficient to finance our operational cash needs through at least the next twelve months (see “Debt and Available Borrowing Resources” below).
As of April 4, 2015, our credit facility provided for a revolving commitment of up to $23,318 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment (see “Debt and Available Borrowing Resources” below).
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
Working Capital
As of April 4, 2015 and January 3, 2015, our working capital was $14,450 and $14,645, respectively. Our revolving loan does not require principal payments, however it is classified as current due to certain U.S. GAAP requirements (see “Debt and Available Borrowing Resources” below for further details). The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows
The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the thirteen weeks ended April 4, 2015 and March 29, 2014 (in thousands):

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014
Net cash provided by operating activities	$4,550	$8,142
Net cash used in investing activities	(2,248)	(1,558)
Net cash used in financing activities	(2,027)	(6,013)
Effect of exchange rate changes on cash	(11)	3
Net change in cash and cash equivalents	$264	$574

Operating Activities
Cash provided by operating activities is primarily comprised of net loss, adjusted for non-cash activities such as depreciation and amortization expense, amortization of intangible assets and share-based compensation expense. These non-cash adjustments represent charges reflected in net loss and, therefore, to the extent that non-cash items increase or decrease our operating results, there will be no corresponding impact on our cash flows. Net loss adjusted for non-cash adjustments to operating activities was $2,183 for the thirteen weeks ended April 4, 2015 (adjusted for non-cash charges primarily related to share-based compensation expense of $510 and depreciation and amortization expense of $1,934), compared to net gain adjusted for non-cash adjustments to operating activities of $3,062 for the thirteen weeks ended March 29, 2014 (adjusted for non-cash charges primarily consisting of shared based compensation of $376 and depreciation and amortization expense of $2,368). After excluding the effects of the non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities.

•
Accounts receivable increased to $4,209 at April 4, 2015 from $3,804 at January 3, 2015, resulting in a increase in operating assets and reflecting a cash outflow of $405 for the thirteen weeks ended April 4, 2015. Accounts receivable increased primarily due to higher sales levels leading to a $337 increase in trade receivables, and $84 increase in credit card receivables. For the thirteen weeks ended March 29, 2014, cash inflow related to the change in accounts receivable was $147.

•
Inventory decreased to $48,347 at April 4, 2015 from $48,362 at January 3, 2015, resulting in an decrease in operating assets and reflecting a cash inflow of $15 for the thirteen weeks ended April 4, 2015. We expect to maintain our current level of inventory during the remainder of 2015. For the thirteen weeks ended March 29, 2014, cash inflow related to the change in inventory was $374.

•
Accounts payable and accrued expenses increased to $35,089 at April 4, 2015 compared to $33,109 at January 3, 2015, resulting in an increase in operating liabilities and reflecting a cash inflow of $2,497 for the thirteen weeks ended April 4, 2015. Accounts payable and accrued expenses increased primarily due to the increase in accounts payable of $1,230, a $466 increase in freight related accruals and a $354 increase in advertising and marketing related accruals. Accounts payable and accrued expenses could fluctuate in future periods due to the amount of our revenues and the related purchases and the timing of our payments. For the thirteen weeks ended March 29, 2014, cash inflow related to the change in accounts payable and accrued expenses was $2,792.

Investing Activities
For the thirteen weeks ended April 4, 2015 and March 29, 2014, net cash used in investing activities was primarily the result of increases in property and equipment ($2,151 and $1,558, respectively), which are mainly related to capitalized website and software development costs. We expect our capital expenditures to increase over the next twelve months as we continue to invest in our customer experience and long term value initiatives.
Financing Activities
For the thirteen weeks ended April 4, 2015, net cash used in financing activities was primarily due to net payments made on our revolving loan payable of $1,536. For the thirteen weeks ended March 29, 2014, net cash used in financing activities was primarily due to payments made on outstanding debt, totaling $6,024.
Debt and Available Borrowing Resources
Total debt was $18,958 as of April 4, 2015 (comprised of capital lease payable and revolving loan payable), compared to $20,561 (comprised of capital lease payable and revolving loan payable) as of January 3, 2015. The decrease was due a reduction in the amount outstanding under our line of credit from January 3, 2015 to April 4, 2015.
The Company maintains an asset-based revolving credit facility that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $23,318, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. Upon satisfaction of certain conditions, the Company has the right to increase the revolving commitment to up to $40,000. The Company, to date, has not requested any such increases. The credit facility matures on April 26, 2017.
On March 24, 2015, the Company, certain of its domestic subsidiaries and JPMorgan entered into a Seventh Amendment to Credit Agreement and First Amendment to Pledge and Security Agreement, which amended the Credit Agreement previously entered into by the Company, certain of its domestic subsidiaries and JPMorgan on April 26, 2012 and the Pledge and Security Agreement previously entered into by the Company, certain of its domestic subsidiaries and JPMorgan on April 26, 2012.

Pursuant to the amendment, JPMorgan increased the permitted amount of principal indebtedness related to capital leases from $1,000 to $1,500.
Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 2.25%, or (b) an “alternate base rate” minus an applicable margin of 0.25%. Each applicable margin as set forth in the prior sentence is subject to increase or decrease by 0.50% per annum based upon the Company’s fixed charge coverage ratio. At April 4, 2015, the Company’s LIBOR based interest rate was 2.44% (on $9,485 principal) and the Company’s prime based rate was 3.50% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than $4,000 at any time, as defined and will continue until, during the preceding 45 consecutive days, no event of default existed and, excess availability has to be greater than $4,000 at all times. The Company’s excess availability was $10,833 at April 4, 2015. As of the date hereof, the cash dominion period has not been in effect; accordingly no principal payments are currently due.

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

The period during which the Company is subject to a fixed charge coverage ratio begins after June 30, 2016 and the applicable testing period would begin for a five month period ending May 31, 2016 or fiscal year 2016 rather than a trailing twelve month period. The full trailing twelve month testing period would begin with the twelve month period ending December 31, 2016. During the period when the Company is not subject to a fixed charge coverage ratio an “Availability Block” (as defined under the Credit Agreement) of $2,000 will be in effect, and thereafter the “Availability Block” will be eliminated. Beginning July 1, 2016, in the event that “excess availability” (as defined under the Credit Agreement) is less than $2,000, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. Events of default under the Credit Agreement include: failure to timely make payments due under the Credit Agreement; material misrepresentations or misstatements under the Credit Agreement and other related agreements; failure to comply with covenants under the Credit Agreement and other related agreements; certain defaults in respect of other material indebtedness; insolvency or other related events; certain defaulted judgments; certain ERISA-related events; certain security interests or liens under the loan documents cease to be, or are challenged by the Company or any of its subsidiaries as not being, in full force and effect; any loan document or any material provision of the same ceases to be in full force and effect; and certain criminal indictments or convictions of any Loan Party. As of April 4, 2015, the Company was in compliance with all covenants under the Credit Agreement.

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
See additional information in “Note 6 – Borrowings” of the Notes to Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this report.
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
Contractual Obligations
The following table sets forth our contractual cash obligations and commercial commitments as of April 4, 2015:

	Payment Due By Period (in thousands)
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$3,691	$1,134	$1,528	$845	$184
Capital lease obligations (2)	18,270	759	1,877	1,843	13,791

(1)
Commitments under operating leases relate primarily to our leases on our corporate offices in Carson, California, our distribution centers in Chesapeake, Virginia and our call center in the Philippines.

(2)
Commitments under capital leases primarily relate to sale-leaseback of our LaSalle, Illinois facility. See additional details in “Note 4 – Property and Equipment, Net” of the Notes to Consolidated Financial Statements (Unaudited) included in Part I, Item I of this report. Excluded from the financial statements and minimum payments shown above are purchase commitments entered into in March 2015 for certain warehouse equipment for our LaSalle, Illinois facility to be received in July 2015. Such payments total $1,479, and will commence in July 2015 and end in June 2020.

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
Our critical accounting policies are included in “ Note 1 – Summary of Significant Accounting Policies and Nature of Operations” of the Notes to Consolidated Financial Statements (Unaudited), included above in Part I, Item 1 of this report. There were no significant changes to our critical accounting policies during the thirteen weeks ended April 4, 2015. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations (for further detail refer to our Annual Report on Form 10-K that we filed with the SEC on March 20, 2015):

•	Revenue Recognition;

•	Fair Value of Financial Instruments and other Fair Value Measurements;

•	Inventory;

•	Website and Software Development Costs;

•	Long-Lived Assets and Intangibles;

•	Share-Based Compensation; and

•	Income Taxes.
Recent Accounting Pronouncements
See “Note 1 – Summary of Significant Accounting Policies and Nature of Operations – Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements (Unaudited), included above in Part I, Item 1 of this report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial commodity market prices and rates. We are exposed to market risk primarily in the area of changes in U.S. interest rates and conditions in the credit markets. We also have some exposure related to foreign currency fluctuations. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We do not have any derivative financial instruments as of April 4, 2015. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities and mutual funds that hold debt securities.
Interest Rate Risk. Our investment securities generally consist of mutual funds. As of April 4, 2015, our investments were comprised of $66 of investments in mutual funds that primarily hold debt securities.
As of April 4, 2015, we had a balance of $9,485 outstanding under a revolving loan under our credit facility. The interest rate on this loan is computed based on a LIBOR and Prime loan rate, adjusted by features specified in our loan agreement. At our debt level as of April 4, 2015, a 100 basis point increase in interest rates would not materially affect our earnings and cash flows. If, however, we are unable to meet the covenants in our loan agreement, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate. There can be no assurance that any renegotiated terms of credit would not materially impact our earnings. At April 4, 2015, our LIBOR based interest rate was 2.44% per annum (on $9,485 principal) and our Prime based rate was 3.50% per annum (on $0 principal). Refer to additional discussion in Item 2, under the caption “Liquidity and Capital Resources – Debt and Available Borrowing Resources” and in “Note 6 – Borrowings” of the Notes to Consolidated Financial Statements (Unaudited), included in Part I, Item 1 of this report.
Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. dollar weakens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. dollar strengthens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos, and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, a fluctuation of 10% in the Peso/U.S. dollar exchange rate would have approximately a $272 impact on our Philippine operating expenses for the thirteen weeks ended April 4, 2015. During fiscal year 2014, we hedged a portion of our forecasted foreign currency exposure associated with operating expenses incurred in the Philippines. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. As of January 3, 2015 and April 4, 2015, we had no hedges in place. We are evaluating our options on how to manage this risk and considering various methods to mitigate such risk. Our Canadian website sales are denominated in Canadian dollars; however, fluctuations in exchange rates from these operations are only expected to have a nominal impact on our operating results due to the relatively small number of sales generated in Canada. We believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.
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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings
The information set forth under the caption “Legal Matters” in “Note 10 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements (Unaudited), included in Part I, Item 1 of this report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” included in Part II, Item 1A of this report.
ITEM 1A. Risk Factors
Our business is subject to a number of risks which are discussed below. Other risks are presented elsewhere in this report and in our other filings with the SEC. We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in the Annual Report on Form 10-K that we filed with the SEC on March 20, 2015. You should consider carefully the following risks in addition to the other information contained in this report and our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K, and any amendments thereto, before deciding to buy, sell or hold our common stock. If any of the following known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.
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
* We depend on search engines and other online sources to attract visitors to our websites, and if we are unable to attract these visitors and convert those into customers in a cost-effective manner, our business and results of operations will be harmed.
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

Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. Search engines, shopping comparison sites and other online sources have in the past, and will continue to revise their algorithms from time to time in an attempt to optimize their search results. For example, search engines, like Google, revise their algorithms regularly in an attempt to optimize their search results. In fiscal years 2012 and 2013, we were negatively impacted by the changes in methodology for how Google displayed or selected our different websites for customer search results, which reduced our unique visitor count and adversely affected our financial results. We believe that we addressed the changes in the methodology for customer search results that we experienced in 2012 and 2013, we expect that we will have to continue to address challenges due to similar revisions to search engine algortihms in the future, and there can be no assurance that we will be successful in addressing these issues. If other search engines, shopping comparison sites or similar online sources on which we rely for website traffic were to modify their general methodology for how they display or select our websites in a manner similar to the changes made by Google, or if Google continues to make changes to Google’s search results ranking algorithms that cause those algorithms to interact with our platform in a manner that continues to reduce our unique visitors, even fewer consumers may click through to our websites, and our financial results could be further adversely affected.
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
* During the first quarter of 2015, our net losses continued, and we expect our net losses to continue for the remainder of fiscal year 2015.

During the first quarter of 2015, we incurred a net loss of $60 compared to a net income of $201 for the first quarter of 2014. Overall, we expect our net losses to continue for the remainder of fiscal year 2015, although at a lower level than in 2014. If these negative trends continue, they could severely impact our liquidity, as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If the net losses we have experienced continues for longer than we expect because our strategies to return to positive sales growth and profitability are not successful or otherwise, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.

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
Restrictions in our credit facility could also prevent us from satisfying certain of our contingent obligations set forth in the documents we entered into in connection with AutoMD’s sale of common stock. For example, in order for us to be able to consummate the purchase of 2,000 shares of AutoMD common stock as required by the terms of the purchase agreement we entered into with AutoMD, which would be triggered in the event that AutoMD fails to meet specified cash balances and numbers of approved auto repair shops submitting a quotation on AutoMD’s website, at the time such obligation is triggered we must have excess availability to borrow under the credit agreement of at least $4 million and must satisfy a minimum fixed charge coverage ratio of 1.25:1.0. In addition, in order for us to be able to reimburse AutoMD for legal expenses incurred by AutoMD in connection with proceedings related to AutoMD’s intellectual property, which we could be required to do for a period of three years, at the time of such reimbursement we must have excess availability to borrow under the credit agreement of at least $4,000. In the event that restrictions in our credit facility cause us to breach our contractual obligations under the documents we entered into in connection with AutoMD’s sale of common stock, we could be sued for breach of contract, be liable for damages to other investors in AutoMD, and AutoMD’s support from its strategic investors could be compromised, each of which could have a material adverse effect on our financial condition and results of operations.
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

Integrating any newly acquired businesses’ websites, technologies or services is likely to be costly and may require a substantial amount of resources and time to successfully complete. Our integration activities in connection with our acquisitions have caused a substantial diversion of our management’s attention. If we are unable to successfully complete the integration of acquisitions, we may not realize the anticipated synergies from such acquisitions, we may take further impairment charges and write-downs associated with such acquisitions, and our business and results of operations could suffer.
If our assets become impaired we may be required to record a significant charge to earnings.
We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered are changes in circumstances indicating that the carrying value of our assets may not be recoverable include a decrease in future cash flows. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our assets is determined, resulting in an impact on our results of operations. For example, during the second quarter of 2013, we recorded an impairment charge on property and equipment of $4,800 and on intangible assets of $1,300. During the fourth quarter of 2012, we recorded an impairment charge on goodwill of $18,900 and on intangible assets of $5,600.

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
We acquire substantially all of our products from manufacturers and distributors located in Taiwan, China and the United States. Our top ten suppliers represented 44.9% of our total product purchases during the thirteen weeks ended April 4, 2015. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. In addition, our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. In addition, the increasing consolidation among auto parts suppliers may disrupt or end our relationship with some suppliers, result in product shortages and/or lead to less competition and, consequently, higher prices. Furthermore, as part of our routine business, suppliers extend credit to us in connection with our purchase of their products. In the future, our suppliers may limit the amount of credit they are willing to extend to us in connection with our purchase of their products. If this were to occur, it could impair our ability to acquire the types and quantities of products that we desire from the applicable suppliers on acceptable terms, severely impact our liquidity and capital resources, limit our ability to operate our business and could have a material adverse effect on our financial condition and results of operations.
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
For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on our distributors to manage inventory, process orders and distribute those products to our customers in a timely manner. For the thirteen weeks ended April 4, 2015, our product purchases from three drop-ship suppliers represented 11.7% of our total product purchases. If we do not maintain our existing relationships with these suppliers and our other distributors on acceptable commercial terms, we will need to obtain other suppliers and may not be able to continue to offer a broad selection of merchandise at competitive prices, and our sales may decrease.

In addition, because we outsource to distributors a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our distributors purchase or keep in stock. Our distributors may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.
* We depend on third-party delivery services to deliver our products to our customers on a timely and consistent basis, and any deterioration in our relationship with any one of these third parties or increases in the fees that they charge could harm our reputation and adversely affect our business and financial condition.
We rely on third parties for the shipment of our products and we cannot be sure that these relationships will continue on terms favorable to us, or at all. Shipping costs have increased from time to time, and may continue to increase, and we may not be able to pass these costs directly to our customers, which could harm our business, prospects, financial condition and results of operations by increasing our costs of doing business and resulting in reduced gross margins which could negatively affect our operating results.
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
The auto parts industry is competitive and highly fragmented, with products distributed through multi-tiered and overlapping channels. We compete with both online and offline retailers who offer original equipment manufacturer (“OEM”) and aftermarket auto parts to either the DIY or do-it-for-me customer segments. Current or potential competitors include the following:

•	national auto parts retailers such as Advance Auto Parts, AutoZone, Napa Auto Parts, CarQuest, O’Reilly Automotive and Pep Boys;

•	large online marketplaces such as Amazon.com and eBay;

•	other online retailers and auto repair information websites;

•	local independent retailers or niche auto parts online retailers; and

•	wholesale aftermarket auto parts distributors such as LKQ Corporation.

•	foreign-based manufacturers and distributors selling product online directly to customers,

•	manufacturers, brand suppliers and other distributors selling online directly to customers; and

•	low cost structure online drop ship models.
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
Additionally, we have experienced significant competitive pressure from our suppliers who are now selling their products directly to customers. Since our suppliers have access to merchandise at very low costs, they can sell products at lower prices and maintain higher gross margins on their product sales than we can. Our financial results have been negatively impacted by direct sales from our suppliers to our current and potential customers, and our total number of orders and average order value may continue to decline due to increased competition. Continued competition from suppliers of ours that are capable of maintaining high sales volumes and acquiring products at lower prices than us will continue to negatively impact our business and results of operations, including through reduced sales, lower operating margins, reduced profitability, loss of market share and diminished brand recognition. We are in the process of implementing several strategies to attempt to overcome the challenges created by our suppliers selling directly to our customers and potential customers, including lowering our prices by increasing foreign sourced products and by improvements in our websites, which may not be successful. If these strategies are not successful, our operating results and financial conditions could be materially and adversely affected.

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
Risks Related To Our Capital Stock
* Our common stock price has been and may continue to be volatile, which may result in losses to our stockholders.
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
Since the completion of our initial public offering in February 2007 through April 4, 2015, the trading price of our common stock has been volatile, ranging from a high of $12.61 per share to a low per share of $0.91. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.
* Our common stock may be delisted from the Nasdaq Global Market (“Nasdaq”) if we are unable to maintain compliance with Nasdaq’s continued listing standards.
As a company traded on the Nasdaq, we are subject to compliance with Nasdaq’s listing rules, which require, among other things, that our Board of Directors be comprised of a majority of independent directors. In July 2013, we received a notice from Nasdaq that the Company’s Board of Directors was no longer comprised of a majority of independent directors due to the resignation of one of our independent directors. We regained compliance in November 2013 with the appointment of two new independent directors, prior to the expiration of the cure period provided by Nasdaq,
Nasdaq imposes, among other requirements, continued listing standards including minimum bid and public float requirements. The price of our common stock must trade at or above $1.00 to comply with Nasdaq’s minimum bid requirement for continued listing on the Nasdaq. If our stock trades at bid prices of less than $1.00 for a period in excess of 30 consecutive business days, the Nasdaq could send a deficiency notice to us for not remaining in compliance with the minimum bid listing standards. During the first quarter of 2015 and fiscal year 2014, our common stock never traded below $1.00. At certain times during the third quarter of 2013, our common stock traded below $1.00 per share at closing before it returned to trading at or above $1.00 to comply with Nasdaq’s minimum bid requirement for continued listing on the Nasdaq, however, at no time did such period exceed 30 consecutive business days. If the closing bid price of our common stock fails to meet Nasdaq’s minimum closing bid price requirement, or if we otherwise fail to meet any other applicable requirements of the Nasdaq and we are unable to regain compliance, Nasdaq may make a determination to delist our common stock.
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

As of April 4, 2015, our executive officers and directors and certain related parties and entities that are affiliated with them beneficially owned in the aggregate approximately 51.7% of our outstanding shares of stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to significantly influence our management and affairs and control matters requiring stockholder approval including the election of our entire Board of Directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.

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

•	our ability to maintain and expand our supplier and distribution relationships without significant price increases or reduced service levels;

•	our ability to borrow funds under our credit facility;

•	the effects of seasonality on the demand for our products;

•	our ability to accurately forecast demand for our products, price our products at market rates and maintain appropriate inventory levels;

•	our ability to build and maintain customer loyalty;

•	our ability to successfully integrate our acquisitions;

•	infringement actions that could impact the viability of the auto parts aftermarket or portions thereof;

•	the success of our brand-building and marketing campaigns;

•	our ability to accurately project our future revenues, earnings, and results of operations;

•	government regulations related to use of the Internet for commerce, including the application of existing tax regulations to Internet commerce and changes in tax regulations;

•	technical difficulties, system downtime or Internet brownouts;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; and

•	macroeconomic conditions that adversely impacts the general retail sales environment.
* If we fail to maintain an effective system of internal control over financial reporting or comply with Section 404 of the Sarbanes-Oxley Act of 2002, we may not be able to accurately report our financial results or prevent fraud, and our stock price could decline.
While management has concluded that our internal controls over financial reporting were effective as of April 4, 2015, we have in the past, and could in the future, have a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.
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

4.1*	Specimen common stock certificate

10.1	Seventh Amendment to Credit Agreement dated March 24, 2015, by and among U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A

10.2
Employment Agreement dated March 23, 2015, between U.S. Auto Parts Network, Inc. and Neil Watanabe (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on March 24, 2015).

10.3	Settlement Agreement and Release of All Claims dated February 26, 2015, by and between U.S. Auto Parts Network, Inc. and Houman Akhavan.

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 12, 2015	U.S. AUTO PARTS NETWORK, INC.

	By:	/s/ Shane Evangelist
Shane Evangelist
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Neil T. Watanabe
Neil T. Watanabe
Chief Financial Officer
(Principal Financial Accounting Officer)