Form 10-Q
period 2015-07-04
U.S. Auto Parts Network, Inc.
filed 2015-08-12
CIK 1378950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of August 5, 2015, the registrant had 34,001,972 shares of common stock outstanding, $0.001 par value.

U.S. AUTO PARTS NETWORK, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THIRTEEN WEEKS ENDED JULY 4, 2015

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

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements
U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, In Thousands, Except Par Value and Per Share Liquidation Value)

	July 4, 2015	January 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$6,608	$7,653
Short-term investments	59	62
Accounts receivable, net of allowances of $39 and $41 at July 4, 2015 and January 3, 2015, respectively	3,118	3,804
Inventory	45,220	48,362
Other current assets	2,929	2,669
Total current assets	57,934	62,550
Property and equipment, net	17,044	16,966
Intangible assets, net	1,502	1,707
Other non-current assets	1,635	1,684
Total assets	$78,115	$82,907
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,854	$25,362
Accrued expenses	7,541	7,747
Revolving loan payable	7,986	11,022
Current portion of capital leases payable	339	269
Other current liabilities	4,458	3,505
Total current liabilities	44,178	47,905
Capital leases payable, net of current portion	9,437	9,270
Deferred income taxes	1,163	1,618
Other non-current liabilities	1,673	1,891
Total liabilities	56,451	60,684
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; $1.45 per share liquidation value or aggregate of $6,017; 4,150 shares authorized; 4,150 shares issued and outstanding at July 4, 2015 and January 3, 2015	4	4
Common stock, $0.001 par value; 100,000 shares authorized; 34,001 and 33,624 shares issued and outstanding at July 4, 2015 and January 3, 2015	34	33
Additional paid-in capital	175,274	174,369
Accumulated other comprehensive income	352	360
Accumulated deficit	(156,443)	(155,489)
Total stockholders’ equity	19,221	19,277
Noncontrolling interest	2,443	2,946
Total equity	21,664	22,223
Total liabilities and stockholders’ equity	$78,115	$82,907
See accompanying notes to consolidated financial statements (unaudited).

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales	$76,462	$76,947	$152,850	$144,975
Cost of sales (1)	55,594	56,527	110,504	103,854
Gross profit	20,868	20,420	42,346	41,121
Operating expenses:
Marketing	11,148	10,963	22,000	21,078
General and administrative	4,484	4,623	8,665	8,770
Fulfillment	4,978	5,383	10,038	10,095
Technology	1,250	1,264	2,538	2,412
Amortization of intangible assets	115	126	230	210
Total operating expenses	21,975	22,359	43,471	42,565
Loss from operations	(1,107)	(1,939)	(1,125)	(1,444)
Other income (expense):
Other income, net	10	18	33	15
Interest expense	(272)	(238)	(645)	(497)
Total other expense, net	(262)	(220)	(612)	(482)
Loss before income taxes	(1,369)	(2,159)	(1,737)	(1,926)
Income tax (benefit) provision	(347)	21	(399)	53
Net loss including noncontrolling interests	(1,022)	(2,180)	(1,338)	(1,979)
Net loss attributable to noncontrolling interests	(247)	—	(503)	—
Net loss attributable to U.S. Auto Parts	(775)	(2,180)	(835)	(1,979)
Other comprehensive loss attributable to U.S. Auto Parts, net of tax:
Foreign currency translation adjustments	(12)	(12)	(22)	(4)
Net unrecognized losses on derivative instruments	—	(22)	—	(22)
Total other comprehensive loss attributable to U.S. Auto Parts	(12)	(34)	(22)	(26)
Comprehensive loss attributable to U.S. Auto Parts	$(787)	$(2,214)	$(857)	$(2,005)
Basic and diluted net loss per share	$(0.02)	$(0.07)	$(0.03)	$(0.06)
Shares used in computation of basic and diluted net loss per share	33,963	33,460	33,842	33,422

(1)	Excludes depreciation and amortization expense which is included in marketing, general and administrative and fulfillment expense.
See accompanying notes to consolidated financial statements (unaudited).

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In Thousands)

	Twenty-Six Weeks Ended
	July 4, 2015	June 28, 2014
Operating activities
Net loss including noncontrolling interests	$(1,338)	$(1,979)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	3,756	4,620
Amortization of intangible assets	230	210
Deferred income taxes	(452)	51
Share-based compensation expense	1,106	1,005
Amortization of deferred financing costs	41	41
(Gain) loss from disposition of assets	(13)	2
Changes in operating assets and liabilities:
Accounts receivable	686	1,298
Inventory	3,142	1,808
Other current assets	(142)	161
Other non-current assets	40	79
Accounts payable and accrued expenses	(1,258)	3,775
Other current liabilities	798	498
Other non-current liabilities	(110)	(161)
Net cash provided by operating activities	6,486	11,408
Investing activities
Additions to property and equipment	(3,832)	(3,036)
Proceeds from sale of property and equipment	13	6
Cash paid for intangible assets	(25)	—
Purchases of marketable securities and investments	—	(745)
Net cash used in investing activities	(3,844)	(3,775)
Financing activities
Borrowings from revolving loan payable	7,014	2,109
Payments made on revolving loan payable	(10,050)	(8,883)
Proceeds from stock options	40	218
Payments on capital leases	(131)	(128)
Statutory tax withholding payment for share-based compensation	(438)	—
Payment of liabilities related to financing activities	(100)	(100)
Net cash used in financing activities	(3,665)	(6,784)
Effect of exchange rate changes on cash	(22)	8
Net change in cash and cash equivalents	(1,045)	857
Cash and cash equivalents, beginning of period	7,653	818
Cash and cash equivalents, end of period	$6,608	$1,675
Supplemental disclosure of non-cash investing and financing activities:
Accrued asset purchases	$791	$518
Property acquired under capital lease	368	—
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$58	$20
Cash paid during the period for interest	590	468
See accompanying notes to consolidated financial statements (unaudited).

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In Thousands, Except Per Share Data)
Note 1 – Basis of Presentation and Description of Company
U.S. Auto Parts Network, Inc. (including its subsidiaries) is a leading online provider of aftermarket auto parts and accessories and was established in 1995. The Company entered the e-commerce sector by launching its first website in 2000 and currently derives the majority of its revenues from online sales channels. The Company sells its products to individual consumers through a network of websites and online marketplaces. Through AutoMD.com, the Company also educates consumers on maintenance and service of their vehicles. The site provides auto information, with tools for diagnosing car troubles, locating repair shops and do-it-yourself (“DIY”) repair guides. Our flagship consumer websites are located at www.autopartswarehouse.com, www.carparts.com, www.jcwhitney.com and www.AutoMD.com and our corporate website is located at www.usautoparts.net. References to the “Company,” “we,” “us,” or “our” refer to U.S. Auto Parts Network, Inc. and its consolidated subsidiaries.
The Company’s products consist of body parts, hard parts, performance parts and accessories. The body parts category is primarily comprised of replacement parts for the exterior of an automobile. Our parts in this category are typically replacement parts for original body parts that have been damaged as a result of a collision or through general wear and tear. The majority of these products are sold through our websites and wholesale operations. In addition, we sell an extensive line of mirror products, including our own private label brand called Kool-Vue™, which are marketed and sold as aftermarket replacement parts and as upgrades to existing parts. The hard parts category is comprised of engine components and other mechanical and electrical parts. These parts serve as replacement parts for existing engine parts and are generally used by professionals and do-it-yourselfers for engine and mechanical maintenance and repair. We offer performance and accessory versions of many parts sold in each of the above categories. Performance parts and accessories generally consist of parts that enhance the performance of the automobile, upgrade existing functionality of a specific part or improve the physical appearance or comfort of the automobile.

The Company is a Delaware C corporation and is headquartered in Carson, California. The Company has employees located in both the United States and the Philippines.
Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of July 4, 2015 and the consolidated results of operations for the thirteen and twenty-six weeks ended July 4, 2015 and June 28, 2014, and cash flows for the twenty-six weeks ended July 4, 2015 and June 28, 2014. The Company’s results for the interim periods are not necessarily indicative of the results that may be expected for any other interim period, or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 3, 2015, which was filed with the SEC on March 20, 2015 and all our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2014 fiscal year, and throughout the date of this report.
During the thirteen and twenty-six weeks ended July 4, 2015, the Company incurred a net loss of $775, and $835, respectively, compared to a net loss of $2,180, and $1,979 during the thirteen and twenty-six weeks ended June 28, 2014. Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months. When compared to fiscal year 2014, we expect our net loss to be lower in fiscal year 2015. Should the Company’s operating results not meet expectations in 2015, it could negatively impact our liquidity as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell assets or seek additional equity or additional debt financing in the future. There can be no assurance that we would be able to raise such additional financing or engage in such additional asset sales on acceptable terms, or at all. If revenues were to decline and the net loss is larger or continues for longer than we expect because our strategies to return to profitability are not successful or otherwise, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations.

Segment Data
The Company operates in two reportable operating segments. The criteria the Company uses to identify operating segments are primarily the nature of the products we sell or services we provide and the consolidated operating results that are regularly reviewed by our chief operating decision maker to assess performance and make operating decisions. We identified two reportable operating segments, the core auto parts business ("Base USAP"), and AutoMD, Inc. ("AutoMD") an online automotive repair source, in accordance with ASC 280 Segment Reporting (“ASC 280”).
Recent Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory,” (“ASU 2015-11”) which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The new standard is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the effect that ASU 2015-11 will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has the effect of the standard on ongoing financial reporting been determined.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-9, “Revenue from Contracts with Customers,” (“ASU 2014-9”) which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for fiscal years beginning after December 15, 2016. In July, 2015 the FASB affirmed its proposal that the standard take effect for reporting periods beginning after December 15, 2017 and early adoption would be permitted for public companies for reporting periods beginning after December 15, 2016. Early application is not permitted under the current standard. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-9 will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has the effect of the standard on ongoing financial reporting been determined.

Note 2 –Intangible Assets, Net
Intangible assets consisted of the following at July 4, 2015 and January 3, 2015 (in thousands):

		July 4, 2015			January 3, 2015
	Useful Life	Gross Carrying Amount	Accumulated Amort. and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amort. and Impairment	Net Carrying Amount
Intangible assets subject to amortization:
Product design intellectual property	4 years	$2,750	$(2,232)	$518	$2,750	$(2,102)	$648
Patent license agreements	3 - 5 years	562	(156)	$406	537	(94)	$443
Domain and trade names	10 years	1,199	(621)	$578	1,199	(583)	$616
Total		$4,511	$(3,009)	$1,502	$4,486	$(2,779)	$1,707

Intangible assets subject to amortization are amortized on a straight-line basis. Amortization expense relating to intangible assets for the thirteen weeks ended July 4, 2015 and June 28, 2014 was $115 and $126, respectively. Amortization expense relating to intangible assets for the twenty-six weeks ended July 4, 2015 and June 28, 2014 was $230 and $210, respectively.

The following table summarizes the future estimated annual amortization expense for these assets over the next five years:

2015	$229
2016	461
2017	324
2018	165
2019	80
Thereafter	243
Total	$1,502
Note 3 – Borrowings
The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $25,000, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. Upon satisfaction of certain conditions, the Company has the right to increase the revolving commitment to up to $40,000. The Company, to date, has not requested such an increase. The Credit Facility matures on April 26, 2017. At July 4, 2015, our outstanding revolving loan balance was $7,986. The customary events of default under the Credit Facility (discussed below) include certain subjective acceleration clauses. Management has determined the likelihood of an acceleration is more than remote, considering the recurring losses experienced by the Company. As a result, outstanding borrowings under the Credit Facility have been classified as a current liability.

On March 24, 2015, the Company and JPMorgan Chase Bank, N.A. (“JPMorgan”) entered into a Seventh Amendment to Credit Agreement and Second Amendment to Pledge and Security Agreement (the “Amendment”), which amended the Credit Agreement previously entered into by the Company, certain of its domestic subsidiaries and JPMorgan on April 26, 2012 (as amended, the “Credit Agreement”) and the Pledge and Security Agreement previously entered into by the Company, certain of its domestic subsidiaries and JPMorgan on April 26, 2012. Pursuant to the Amendment, the aggregate principal amount of indebtedness that is permitted related to capital leases was increased from $1,000 to $1,500.
Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) one month LIBOR plus an applicable margin of 2.25%, or (b) an “alternate prime base rate” plus an applicable margin of 0.25%. Subsequent to June 30, 2016, each applicable margin as set forth in the prior sentence is subject to reduction by up to 0.50% per annum based upon the Company’s fixed charge coverage ratio. At July 4, 2015, the Company’s LIBOR based interest rate was 2.44% (on $7,900 principal) and the Company’s prime based rate was 3.50% (on $86 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $4,000 as defined, and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $5,000 at all times. Beginning on July 1, 2016, in the event that “excess availability,” as defined under the Credit Agreement, is less than $2,000 the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0.
The Company's excess availability, net of the "Availability Block" (as defined under the Credit Agreement) of $2,000 was $11,798 at July 4, 2015. As of the date hereof, the cash dominion period has not been in effect; accordingly, no principal payments are due.
As of July 4, 2015, the Company had total capital leases payable of $9,776. The present value of the net minimum payments on capital leases as of July 4, 2015 was as follows (in thousands):

Total minimum lease payments	18,463
Less amount representing interest	(8,687)
Present value of net minimum lease payments	9,776
Current portion of capital leases payable	(339)
Capital leases payable, net of current portion	$9,437
Note 4 – Stockholders’ Equity and Share-Based Compensation
Non-Controlling Interest
Non-controlling interests represent equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to the Company (i.e., minority interests). Non-controlling interests include the minority equity holders' proportionate share of the equity of AutoMD. Ownership interests in subsidiaries held by parties other than the Company are presented as non-controlling interests within stockholders' equity, separately from the equity held by the Company. Revenues, expenses, net loss and other comprehensive income are reported in the consolidated financial statements at the consolidated amounts, which includes amounts allocated to both the Company's interest and the non-controlling interests in AutoMD. Net loss and other comprehensive income is then attributed to the Company's interest and the non-controlling interests. Net loss to non-controlling interests is deducted from net loss in the consolidated statements of comprehensive operations to determine net loss attributable to the Company's common stockholders.
The following table summarizes the Company’s stock option activity under the AMD Plan for the twenty-six weeks ended July 4, 2015, and details regarding the options outstanding and exercisable at July 4, 2015:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, January 3, 2015	180	$1.00
Granted	1,030	$1.00
Exercised	—	—
Expired	—	—
Forfeited	—	—
Options outstanding, July 4, 2015	1,210	$1.00	9.57	$—
Vested and expected to vest at July 4, 2015	902	$1.00	9.57	$—
Options exercisable, July 4, 2015	—	—	0.00	$—
At July 4, 2015, 740 shares were available for future grants under the AMD Plan.
The weighted-average fair value of options granted during the twenty-six weeks ended July 4, 2015 and June 28, 2014 was $0.54 and $0, respectively. The intrinsic value of stock options at the date of exercise is the difference between the fair value of the stock at the date of the balance sheet and the exercise price. During the twenty-six weeks ended July 4, 2015 and June 28, 2014, the options had $0 intrinsic value as none were exercisable. The Company had $438 of unrecognized share-based compensation expense related to stock options outstanding as of July 4, 2015, which expense is expected to be recognized over a weighted-average period of 3.56 years.
Options exercised under all share-based compensation plans are granted net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For those employees who elect not to receive shares net of the minimum statutory withholding requirements, the appropriate taxes are paid directly by the employee. During the twenty-six weeks ended July 4, 2015, we withheld 27 shares to satisfy $80 of employees' tax obligations and 64 shares related to the net settlement of the stock options.
USAP Options and Restricted Stock Units
The Company had the following common stock option activity during the twenty-six weeks ended July 4, 2015:
•Granted options to purchase 1,225 common shares.

•Forfeitures of 164 options to purchase common shares.

The following table summarizes the Company’s restricted stock unit ("RSU") activity for the twenty-six weeks ended July 4, 2015, and details regarding the awards outstanding and exercisable at July 4, 2015 (in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Awards outstanding, January 3, 2015	880	$—
Awarded	432	$—
Vested	(398)	$—
Forfeited	(37)	$—
Awards outstanding, July 4, 2015	877	$—	0.59	$2,070
Vested and expected to vest at July 4, 2015	818	$—	0.59	$1,930
During the twenty-six weeks ended July 4, 2015, 398 RSUs vested, of which 221 were time-based and 177 were performance-based. For the majority of RSUs awarded, the number of shares issued on the date the RSUs vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For those employees who elect not to receive shares net of the minimum statutory withholding requirements, the appropriate taxes are paid directly by the employee. During the twenty-six weeks ended July 4, 2015, we withheld 151 shares to satisfy $358 of employees' tax obligations. Although shares withheld are not issued, they are treated as a common stock repurchase in our consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting.

For the thirteen and twenty-six weeks ended July 4, 2015, we recorded compensation expense of $321 and $558, respectively. As of July 4, 2015, there was unrecognized compensation expense of $833 related to unvested RSUs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 0.59 years.
Note 5 – Net Loss Per Share
Net loss per share has been computed in accordance with ASC 260 Earnings per Share. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net loss per share:
Numerator:
Net loss attributable to U.S. Auto Parts	$(775)	$(2,180)	(835)	(1,979)
Dividends on Series A Convertible Preferred Stock	60	60	120	119
Net loss available to common shares	$(835)	$(2,240)	$(955)	$(2,098)
Denominator:
Weighted-average common shares outstanding (basic)	33,963	33,460	33,842	33,422
Common equivalent shares from common stock options and warrants	—	—	—	—
Weighted-average common shares outstanding (diluted)	33,963	33,460	33,842	33,422
Basic and diluted net loss per share	$(0.02)	$(0.07)	$(0.03)	$(0.06)

The weighted-average anti-dilutive securities, which are excluded from the calculation of diluted earnings per share due to the Company's net loss position for the periods then ended (including securities that would otherwise be excluded from the calculation of diluted earnings per share due to the Company's stock price), are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Common stock warrants	50	50	50	50
Series A Convertible Preferred Stock	4,150	4,150	4,150	4,150
Restricted stock units	867	992	850	661
Options to purchase common stock	6,044	5,787	5,878	5,675
Total	11,111	10,979	10,928	10,536

Note 6 – Income Taxes
The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2010-2014 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2011-2014 remain open.
For the thirteen and twenty-six weeks ended July 4, 2015 the effective tax rate for the Company was 25.3% and 23.0%, respectively. The Company's effective tax rate for the thirteen and twenty-six weeks ended July 4, 2015 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses that was offset by the tax benefit resulting from the reduction of excess book basis in the Company's investment in AutoMD over its tax basis due to AutoMD's pre-tax losses. For the thirteen and twenty-six weeks ended June 28, 2014, the effective tax rate for the Company was (1.0)% and (2.8)%, respectively. The Company’s effective tax rate for the thirteen and twenty-six weeks ended June 28, 2014 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses.
Note 7 – Commitments and Contingencies
Facilities Leases
The Company’s corporate headquarters is located in Carson, California. The Company’s corporate headquarters has an initial lease term of five years through October 2016, and an option to renew through January 2020. The Company leases warehouse space in Chesapeake, Virginia under an agreement scheduled to expire in June 2016. The Company’s Philippines subsidiary leases office space under an agreement through April 2020.
Facility rent expense for the thirteen and twenty-six weeks ended July 4, 2015 was $399 and $764, respectively, compared to $612 and $1,075, for the thirteen and twenty-six weeks ended June 28, 2014, respectively. The year over year decline is primarily due to the closure of the Carson warehouse facility last year. The Company’s facility rent expense was inclusive of amounts charged from a related party during the thirteen and twenty-six weeks ended June 28, 2014 of $237 and $331, respectively.
Minimum lease commitments under non-cancellable operating leases as of July 4, 2015 were as follows (in thousands):

2015	$1,059
2016	1,089
2017	393
2018	412
2019	433
2020 onwards	$184
Total	$3,570

On April 17, 2013, the Company entered into a sale lease-back transaction with STORE whereby we leased back our facility located in LaSalle, Illinois for our continued use as an office, retail and warehouse facility for storage, sale and distribution of automotive parts, accessories and related items for 20 years commencing upon the execution of the lease and terminating on April 30, 2033. The lease was accounted for as a capital lease and the $376 excess of the net proceeds over the net carrying amount of the property is amortized in interest expense on a straight-line basis over the lease term of 20 years.
Capital lease commitments as of July 4, 2015 were as follows (in thousands):

2015	$541
2016	1,043
2017	989
2018	995
2019	1,009
2020 onwards	13,886
Total minimum payments required	18,463
Less amount representing interest	(8,687)
Present value of minimum capital lease payments	$9,776

The Company entered into purchase commitments in March 2015 for certain warehouse equipment for our LaSalle, Illinois facility. A portion of the equipment totaling $368 was received in June 2015 and has been included in the financial statements and minimum payments shown above. The remaining equipment is expected to be received in July 2015, the payments of which total $1,227 and will commence in July 2015 and end in June 2020. Such amounts have been excluded from the financial statements and minimum payments shown above.

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
Note 8 – Segment information
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

Summarized segment information for our continuing operations from the two reportable segments for the periods presented is as follows (in thousands):

	Base USAP	AutoMD	Consolidated
Thirteen weeks ended July 4, 2015
Net sales	$76,411	$51	$76,462
Gross profit	$20,817	$51	$20,868
Operating costs (1)	$21,235	$740	$21,975
Loss from operations	$(418)	$(689)	$(1,107)
Capital expenditures	$1,373	$308	$1,681
Depreciation and amortization	$1,484	$338	$1,822
Total assets, net of accumulated depreciation	$70,918	$7,197	$78,115
Thirteen weeks ended June 28, 2014
Net sales	$76,883	$64	$76,947
Gross profit	$20,356	$64	$20,420
Operating costs (1)	$21,734	$625	$22,359
Loss from operations	$(1,378)	$(561)	$(1,939)
Capital expenditures	$1,201	$277	$1,478
Depreciation and amortization	$1,817	$435	$2,252
Total assets, net of accumulated depreciation	$63,838	$1,651	$65,489
Twenty-Six weeks ended July 4, 2015
Net sales	$152,736	$114	$152,850
Gross profit	$42,232	$114	$42,346
Operating costs (1)	$41,955	$1,516	$43,471
Income (loss) from operations	$277	$(1,402)	$(1,125)
Capital expenditures	$3,338	$494	$3,832
Depreciation and amortization	$3,033	$723	$3,756
Total assets, net of accumulated depreciation	$70,918	$7,197	$78,115
Twenty -Six weeks ended June 28, 2014
Net sales	$144,832	$143	$144,975
Gross profit	$40,978	$143	$41,121
Operating costs (1)	$41,380	$1,185	$42,565
Loss from operations	$(402)	$(1,042)	$(1,444)
Capital expenditures	$2,344	$692	$3,036
Depreciation and amortization	$3,751	$869	$4,620
Total assets, net of accumulated depreciation	$63,838	$1,651	$65,489

(1)	Operating costs for AutoMD primarily consist of depreciation and amortization on fixed assets and personnel costs. Indirect costs are not allocated to AutoMD.

Note 9 – AutoMD
On October 8, 2014, AutoMD entered into a Common Stock Purchase Agreement ("Purchase Agreement") to sell an aggregate of 7,000 shares of AutoMD common stock at a purchase price of $1.00 per share to third-party investors and investors that are affiliated with two of our board members. The Company retained 64.1% of AutoMD's outstanding common stock, and continues to consolidate AutoMD.
In connection with the sale of the shares of AutoMD, the Company recorded an increase to additional paid-in-capital of $2,534. This amount is equal to the increase in the Company’s interest in the net assets of AutoMD, resulting from this sale of common shares valued at $3,847, less the related deferred tax liability of $1,313. Refer to Note 6 - Income Taxes for additional details.
Additionally, pursuant to the terms of the Purchase Agreement, the Company may be required to purchase 2,000 shares of AutoMD common stock at a purchase price of $1.00 per share, with such purchase to be triggered only if as of October 8, 2015 or October 8, 2016, AutoMD does not meet a required minimum number of approved auto repair shops permitted to submit a quotation on AutoMD’s website ("Registered Repair Shops"), or separately if at any time during the two years following the closing date AutoMD fails to meet specified minimum cash balances and minimum numbers of Registered Repair Shops. The Purchase Agreement also limits the use of the $7,000 in proceeds from the sale of AutoMD common stock to only general operating purposes of AutoMD. The Company cannot use or borrow any of the proceeds without the approval of AutoMD's Board of Directors.  As of July 4, 2015 AutoMD has exceeded the minimum number of approved auto repair shops required at the October 8, 2015 deadline.
In addition to the Purchase Agreement, AutoMD entered into an Investor Rights Agreement. The Investor Rights Agreement includes certain demand and piggyback registration rights, and restrictions on transfers or dilutive transactions involving AutoMD common stock.  Prior to October 8, 2017, the Company is prohibited from transferring shares of AutoMD owned by U.S. Auto Parts or enter into any transaction or arrangement (including, without limitation, any sale, gift, merger or consolidation) that would result in U.S. Auto Parts owning, at any time, less than 50% of the shares of capital stock of the Company without the prior written consent of AutoMD shareholders.  In the event of a proposed transfer or dilutive transaction for which any shareholder does not provide its written consent, in the alternative, upon not less than 30 days prior written notice to such non-consenting party, the Company may elect, at its sole option, to purchase all shares of the AutoMD common stock then owned by any non-consenting shareholder at a purchase price equal to $1.00 per share (as adjusted for any stock combinations, splits, recapitalizations, etc.) plus an annual rate of 10% thereon, compounded annually.
The table below presents the effect of changes in the Company's ownership interest in AutoMD on the Company's equity during the twenty-six weeks ended July 4, 2015

Noncontrolling Interest
Balance, January 3, 2015	$2,946
Net loss allocable to noncontrolling interest	(503)
Balance, July 4, 2015	$2,443

Note 10 – Restructuring Costs

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

Thirteen Weeks Ended
June 28, 2014
Employee severance	$552
Accounts receivable allowance	73
Total restructuring costs	$625

The severance costs were included in fulfillment and marketing expense in the second quarter of fiscal 2014 and were paid during the third quarter of fiscal 2014.

Substantially all of the unsold inventory in the Carson warehouse on the date of closure was moved to the remaining two warehouses. A charge for $130 was taken for inventory that was not deemed economical to transfer. Additionally, due to expected future capacity constraints, the Company reduced the sales price of certain inventory resulting in a charge of $348 during the second quarter of 2014. The aggregate charge of $478, was recorded to cost of sales. The severance charges and relocation costs were included in fulfillment expense.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In Thousands, Except Per Share Data, Or As Otherwise Noted)

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
Overview
We are a leading online provider of aftermarket auto parts, including body parts, hard parts, and performance parts and accessories. Our user-friendly websites provide customers with a broad selection of stock keeping units (“SKUs”), with detailed product descriptions and photographs. Our proprietary product database maps our SKUs to product applications based on vehicle makes, models and years. We principally sell our products to individual consumers through our network of websites and online marketplaces. Through AutoMD.com the Company also educates consumers on the maintenance and service of their vehicles. Our flagship consumer websites are located at www.autopartswarehouse.com, www.carparts.com, www.jcwhitney.com and www.AutoMD.com and our corporate website is located at www.usautoparts.net.
We believe our strategy of disintermediating the traditional auto parts supply chain and selling products directly to customers over the Internet allows us to more efficiently deliver products to our customers. Industry-wide trends that support our strategy include:
1. Number of SKUs required to serve the market. The number of automotive SKUs has grown dramatically over the last several years. In today's market, unless the consumer is driving a high volume produced vehicle and needs a simple maintenance item, the part they need is not typically on the shelf at a brick-and-mortar store. We believe our user-friendly websites provide customers with a comprehensive selection of over 1.0 million SKUs with detailed product descriptions, attributes and photographs combined with the flexibility of fulfilling orders using both drop-ship and stock-and-ship as well as our internally developed distributor selection system provide customers with a favorable alternative to the brick-and-mortar shopping experience.
2.U.S. vehicle fleet expanding and aging. The average age of U.S. vehicles, an indicator of auto parts demand, remained at a record-high 11.4 years as of January 2014, according to IHS Automotive, a market analytics firm that expects the average age to remain at 11.4 years through 2015, and then rise to 11.5 years by 2017 and 11.7 years by 2019. IHS expects the number of vehicles that are 12 years or older to increase by 15% by 2019. IHS found that the total number of light vehicles in operation in the U.S. has increased to record levels, with new vehicle registrations outpacing scrappage rates by more than 24%. We believe an increasing vehicle base and rising average age of vehicles will have a positive impact on overall aftermarket parts demand because older vehicles generally require more repairs. In addition, we believe these older vehicles are generally driven by do-it-yourself (“DIY”) car owners more likely to handle any necessary repairs themselves rather than taking their car to the professional repair shop.
3.Growth of online sales. The overall revenue from online sales of auto parts and accessories is expected to increase from $5.1 billion in 2013 to $16.6 billion in 2020, according to a forecast from Frost and Sullivan. Improved product availability, lower prices and consumers' growing comfort with digital platforms are driving the shift to online sales. We believe that we are well positioned for the shift to online sales due to our history of being a leading source for aftermarket automotive parts through online marketplaces and our network of websites.
Our History. We were formed in Delaware in 1995 as a distributor of aftermarket auto parts and launched our first website in 2000. We rapidly expanded our online operations, increasing the number of SKUs sold through our e-commerce network, adding additional websites, improving our Internet marketing proficiency and commencing sales in online marketplaces. Additionally, in August 2010, through our acquisition of Whitney Automotive Group, Inc (referred to herein as "WAG"), we expanded our product-lines and increased our customer reach in the DIY automobile and off-road accessories market.
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
AutoMD. In October 2014, AutoMD entered into a common stock purchase agreement to sell 7,000 shares of AutoMD common stock at a purchase price of $1.00 per share to third-party investors, reducing the Company’s ownership interest in AutoMD to 64.1%.
AutoMD's mission is to be the repair shop advocate for all vehicle owners, increase their confidence in the repair process and provide the most affordable and high quality options for automobile repair. AutoMD's current focus is on marketing and technology. AutoMD's current marketing strategy involves driving growth in their repair shop network. During the first half of 2015, marketing efforts resulted in over 550 repair shops joining AutoMD's network, rising from about 2,100 repair shops in December 2014 to approximately 2,680 at the end of the second quarter of 2015. AutoMD now has repair shops participating in 42 states. In addition to marketing, AutoMD continues to refine the online experience, including its mobile presence.
Key Metrics: To understand revenue generation through our network of e-commerce websites and online marketplaces, we monitor several key business metrics, including the following:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Unique Visitors (millions) (1)	29.2	30.8	59.8	61.1
E-commerce Orders (thousands)	523	541	1,039	1,029
Online Marketplace Orders (thousands)	276	291	572	555
Total Online Orders (thousands)	799	832	1,611	1,584
E-commerce Average Order Value	$112	$113	$111	$110
Online Marketplace Average Order Value	$71	$64	$71	$65
Total Online Average Order Value	$98	$96	$97	$94
Revenue Capture (1)	85.7%	85.6%	85.6%	85.3%
Conversion (1)	1.79%	1.76%	1.74%	1.69%

(1) Excludes online marketplaces and media properties (e.g. AutoMD).
Unique Visitors: A unique visitor to a particular website represents a user with a distinct IP address that visits that particular website. We define the total number of unique visitors in a given month as the sum of unique visitors to each of our websites during that month. We measure unique visitors to understand the volume of traffic to our websites and to track the effectiveness of our online marketing efforts. The number of unique visitors has historically varied based on a number of factors, including our marketing activities and seasonality. Included in the unique visitors are mobile device based customers, who are becoming an increasing part of our business. Shifting consumer behavior and technology enhancements indicate that customers are becoming more inclined to purchase auto parts through their mobile devices. User sophistication and technological advances have increased consumer expectations around the user experience on mobile devices, including speed of response, functionality, product availability, security, and ease of use. We believe enhancements to online solutions specifically catering to mobile based shopping can result in an increase in the number of orders and revenues. We believe an increase in unique visitors to our websites will result in an increase in the number of orders. We seek to increase the number of unique visitors to our websites by attracting repeat customers and improving search engine marketing and other internet marketing activities. During the thirteen and twenty-six weeks ended July 4, 2015 ("YTD Q2 2015"), our unique visitors decreased by 5.2% and 2.1%, respectively, compared to the same periods of 2014. The decline in unique visitors was primarily due to lower organic traffic, partially offset by an increase in paid traffic.
Total Number of Orders: We monitor the total number of orders as an indicator of future revenue trends. Total orders were down by 4.0% in the second quarter of 2015 compared to the second quarter of 2014, with e-commerce and online marketplace orders decreasing by 3.3% and 5.2%, respectively, primarily due to a decline in unique visitors to our e-commerce sites and due to strategic pricing strategies in online marketplaces. Total orders were up by 1.7% for the YTD Q2 2015 compared to the same period in 2014, with e-commerce and online marketplace orders increasing by 1.0% and 3.1%, respectively. We believe that e-commerce orders improved for the YTD Q2 2015 through an improved customer experience and pricing strategies. We believe that the increase in online marketplace orders for the YTD Q2 2015 was primarily due to competitive pricing strategies. We recognize revenue associated with an order when the products have been delivered, consistent with our revenue recognition policy.
Average Order Value: Average order value represents our net sales on a placed orders basis for a given period of time divided by the total number of orders recorded during the same period of time. Average order value increased by 2.1% and 3.2% in the second quarter and YTD Q2 2015, respectively, compared to the same periods of 2014. We seek to increase the average order value as a means of increasing net sales. Average order values vary depending upon a number of factors, including the components of our product offering, the order volume in certain online sales channels, macro-economic conditions, and online competition.
Revenue Capture: Revenue capture is the amount of actual dollars retained after taking into consideration returns, credit card declines and product fulfillment. During the second quarter of 2015, our revenue capture increased slightly to 85.7% compared to 85.6% in the second quarter of 2014. We expect our revenue capture level to marginally improve in fiscal year 2015, compared to fiscal year 2014, as we continue to improve our customers’ purchase experience.
Conversion: Conversion is the number of orders as a rate of the total number of unique visitors. This rate indicates how well we convert a visitor to a customer sales order. During the second quarter of 2015, our conversion improved by 1.7% to 1.79% compared to 1.76% in the second quarter of 2014.
Executive Summary
For the second quarter of 2015, Base USAP generated net sales of $76,411, compared with $76,883 for the second quarter of 2014, representing a decrease of 0.6%. Base USAP net loss for the second quarter of 2015 was $611, compared to net loss of $1,619 for the second quarter of 2014. We generated income before interest expense, net, income tax provision, depreciation and amortization expense, amortization of intangible assets, plus share-based compensation expense, impairment losses and restructuring costs (“Adjusted EBITDA”) of $1,757 in the second quarter of 2015 compared to $2,310 in the second quarter of 2014. Adjusted EBITDA during the second quarter of 2014 included addbacks of $1,103 representing costs associated with the closure of the Carson Warehouse. Refer to “Note 10 - Restructuring Costs” of our Notes to Consolidated Financial Statements for additional details. Adjusted EBITDA, which is not a Generally Accepted Accounting Principle measure, is presented because such measure is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income, as an indicator of the Company’s operating performance, or as an alternative to cash flows, as measures of the Company’s overall liquidity, as presented in the Company’s consolidated financial statements. Further, the Adjusted EBITDA measure shown may not be comparable to similarly titled measures used by other companies. Refer to the table presented below for additional information and a reconciliation of net loss to Adjusted EBITDA.
For the second quarter of 2015, AutoMD generated net sales of $51 compared to $64 in the same period last year. AutoMD's net loss was $411 for the second quarter of 2015 compared to a net loss of $561 for the second quarter of 2014. AutoMD's adjusted EBITDA was negative $321 compared to negative $121 in the same period last year.
Our second quarter 2015 net sales consisted of online sales, representing 90.8% of the total (compared to 91.3% in the second quarter of 2014), and offline sales, representing 9.2% of the total (compared to 8.7% in the second quarter of 2014). The net sales decrease was due to a decrease of $778, or 1.1%, in online sales partially offset by an increase in offline sales by $295, or 4.4%. The online sales channels decline is primarily the result of a $2,065, or 3.9%, decrease in our e-commerce sales channels partially offset by a $979, or 5.8%, increase in our online marketplaces. The $2,065 decrease in our e-commerce sales channels was driven by a reduction in traffic by 5.2% and a decrease in average order value by 0.9%. Traffic declined primarily due to lower organic traffic partially offset by an increase in paid traffic.

The $979 increase in our online marketplaces was driven by a 10.9% increase in average order value. Our offline sales for the second quarter of 2015 increased by $295, or 4.4%, to $7,004 compared to the second quarter of 2014.
Revenues decreased slightly during the second quarter of 2015, when compared to the second quarter of 2014, but remained strong. Prior to this quarter, the Company has shown 5 consecutive quarters of positive year over year revenue growth. The table below presents quarterly revenues (in thousands) and the change in quarterly year-over-year revenues for the last six quarters. All quarters presented below represent thirteen week periods with the exception of the quarter ended January 3, 2015, which is a fourteen week period.

Thirteen weeks ended	Net sales	Year over year quarterly sales Thirteen weeks ended	Net sales	% increase (decline)
Mar 29, 2014	$68,028	Mar 30, 2013	$65,405	4.0%
Jun 28, 2014	$76,947	Jun 29, 2013	$67,889	13.3%
Sep 27, 2014	$67,965	Sep 28, 2013	$61,724	10.1%
Jan 3, 2015	$70,568	Dec 28, 2013	$59,735	18.1%
Apr 4, 2015	$76,388	Mar 29, 2014	$68,028	12.3%
Jul 4, 2015	$76,462	Jun 28, 2014	$76,947	(0.6)%
Like most e-commerce retailers, our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. Historically, marketing through search engines provided the most efficient opportunity to reach millions of on-line auto parts buyers. We are included in search results through paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our websites. Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. We have had a history of success with our search engine marketing techniques, which gave our different websites preferred positions in search results. Search engines, like Google, revise their algorithms from time to time in an attempt to optimize their search results. During the last few years, Google has released changes to its search results ranking algorithm aimed to lower the rank of certain sites and return other sites near the top of the search results based upon the quality of the particular site as determined by Google. In some cases our unique visitor count, and therefore our financial results, were negatively impacted by the changes in methodology for how Google displayed or selected our different websites for customer search results. While we continue to address the ongoing changes to the Google methodology, during the second quarter of 2015, our unique visitor count decreased by 1.6 million, or 5.2%, to 29.2 million unique visitors compared to 30.8 million unique visitors in the second quarter of 2014 primarily due to lower organic traffic partially offset by an increase in paid traffic. As in the past we expect Google will continue to make changes in their search engine algorithms to improve their user experience. As we are significantly dependent upon search engines for our website traffic, if we are unable to attract unique visitors, our business and results of operations will be harmed.
Barriers to entry in the automotive aftermarket industry are low, and current and new competitors can launch websites at a relatively low cost. Due to a number of factors, including the rise of online marketplaces, it is easier for a traditional offline supplier to begin selling online and compete with us. These larger suppliers have access to merchandise at lower costs, enabling them to sell products at lower prices while maintaining adequate gross margins. Total orders for the second quarter of 2015 were lower by 4.0% compared to the second quarter of 2014 while our average order value increased by $2, or 2.1%, for the second quarter of 2015 to $98 compared to $96 in the second quarter of 2014. Our current and potential customers may decide to purchase directly from our suppliers. Continuing increased competition from our suppliers that have access to products at lower prices than us could result in reduced sales, lower operating margins, reduced profitability, loss of market share and diminished brand recognition. In addition, some of our competitors have used and may continue to use aggressive pricing tactics. We expect that competition will further intensify in the future as Internet use and online commerce continue to grow worldwide.
Total expenses, which primarily consisted of cost of sales and operating costs, decreased during the second quarter of 2015 compared to the same period in 2014. Components of our cost of sales and operating costs are described in further detail under — “Results of Operations” below.
Our personnel costs declined in the second quarter of 2015 compared to the second quarter of 2014 primarily due to a lower headcount from the closure of the Carson, California distribution facility and its related wholesale operation in August 2014 as part of the Company’s initiatives to reduce labor costs and improve operating efficiencies in response to the challenges in the marketplace and general market conditions. Our employees at the end of the second quarter of 2015 decreased to 1,028 as compared to 1,042 at the end of the second quarter of 2014. While we have and continue to undertake several initiatives to improve revenues and reduce losses in fiscal year 2015, if the loss trend observed in 2013 and 2014 occur in the fiscal year 2015, we may be required to further reduce our labor costs.
We made positive strides towards achieving our strategic goals during fiscal year 2014 and in fiscal year 2015 we continue to pursue these strategies to continue our positive sales growth and improve gross profit while reducing operating costs as percent of sales:

•
We expect to continue positive e-commerce growth by providing unique catalog content and providing better content on our websites with the goal of improving our ranking on the search results. In addition, we intend to improve mobile enabled websites to take advantage of shifting consumer behaviors. We expect revenue trends to remain positive in fiscal year 2015.

•
We continue to work to improve the website purchase experience for our customers by (1) helping our customers find the parts they want to buy by reducing failed searches and increasing user purchase confidence; (2) implementing guided navigation and custom buying experiences specific to strategic part names; and (3) increasing order size across our sites through improved recommendation engines. In addition, we intend to build mobile enabled websites to take advantage of shifting consumer behaviors. These efforts may increase the conversion rate of our visitors to customers, the total number of orders and average order value, and the number of repeat purchases, as well as contribute to our revenue growth.

•
We continue to work towards becoming one of the best low price options in the market for aftermarket auto parts and accessories. We also continue to offer lower prices by increasing foreign sourced private label products as they are generally less expensive and we believe provide better value for the consumer. We expect this to improve the conversion rate of our visitors to our website, grow our revenues and improve our margins.

•
We continue to increase product selection by being the first to market with many new SKUs. We currently have over 45,000 private label SKUs and over 1.0 million branded SKUs in our product selection. We will seek to add new categories and expand our existing specialty categories. We expect this to increase the total number of orders and contribute to our revenue growth. Additionally, we plan to continue to maintain a certain quantity of inventory in stock throughout the year to ensure consistent service levels and improve customer experience.

•
We are the consumer advocate for auto repair through AutoMD.com. We will continue to devote resources to AutoMD.com, its system development and the expansion of its repair shop network, drawing upon the proceeds from the recent sale of AutoMD common stock. We expect this to improve our brand recognition and contribute to our revenue growth.

•	We continue to implement cost saving measures.
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
As we redesign our approach to attracting customers through search engines, we hope to offset much of the decline in visitors to our e-commerce sites by continuing to pursue revenue opportunities in third-party online marketplaces, a number of which are growing significantly each year. Auto parts buyers are finding third-party online marketplaces to be a very attractive environment, for many reasons, the top five being: (1) the security of their personal information; (2) the ability to easily compare product offerings from multiple sellers; (3) transparency (consumers can leave positive or negative feedback about their experience); (4) favorable pricing; and (5) the availability of products not found in stock at brick-and-mortar stores. Successful selling in these third-party online marketplaces depends on product innovation, and strong relationships with suppliers, both of which we believe to be our core competencies.

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
Summarized segment information for our continuing operations from the two reportable segments for the periods presented is as follows (in thousands):

	Thirteen Weeks Ended
	July 4, 2015			June 28, 2014
	Base USAP	AMD	Consolidated	Base USAP	AMD	Consolidated

Net sales	$76,411	$51	$76,462	$76,883	$64	$76,947
Cost of sales	55,594	—	55,594	56,527	—	56,527
Gross profit	20,817	51	20,868	20,356	64	20,420
Operating expenses:
Marketing	10,472	676	11,148	10,374	589	10,963
General and administrative	4,441	43	4,484	4,621	2	4,623
Fulfillment	4,978	—	4,978	5,383	—	5,383
Technology	1,237	13	1,250	1,230	34	1,264
Amortization of intangible assets	107	8	115	126	—	126
Total operating expenses	21,235	740	21,975	21,734	625	22,359
Loss from operations	(418)	(689)	(1,107)	(1,378)	(561)	(1,939)
Other income (expense):
Other income, net	10	—	10	18	—	18
Interest expense	(272)	—	(272)	(238)	—	(238)
Total other expense	(262)	—	(262)	(220)	—	(220)
Loss before income taxes	(680)	(689)	(1,369)	(1,598)	(561)	(2,159)
Income tax (benefit) provision	(69)	(278)	(347)	21	—	21
Net loss	$(611)	$(411)	$(1,022)	$(1,619)	$(561)	$(2,180)

Net loss	$(611)	$(411)	$(1,022)	$(1,619)	$(561)	$(2,180)
Depreciation & amortization	1,484	338	1,822	1,817	435	2,252
Amortization of intangible assets	107	8	115	126	—	126
Interest expense	272	—	272	238	—	238
Taxes	(69)	(278)	(347)	21	—	21
EBITDA	$1,183	$(343)	$840	$583	$(126)	$457
Stock comp expense	$574	$22	$596	$624	$5	$629
Inventory write-down related to Carson closure (1)	—	—	—	478	—	478
Restructuring costs (2)	—	—	—	625	—	625
Adjusted EBITDA	$1,757	$(321)	$1,436	$2,310	$(121)	$2,189

Capital expenditures	1,373	308	1,681	1,201	277	1,478
Total assets, net of accumulated depreciation	70,918	7,197	78,115	63,838	1,651	65,489

	Twenty-Six Weeks Ended
	July 4, 2015			June 28, 2014
	Base USAP	AMD	Consolidated	Base USAP	AMD	Consolidated

Net sales	$152,736	$114	$152,850	$144,832	$143	$144,975
Cost of sales	110,504	—	110,504	103,854	—	103,854
Gross profit	42,232	114	42,346	40,978	143	41,121
Operating expenses:
Marketing	20,662	1,338	22,000	19,964	1,114	21,078
General and administrative	8,564	101	8,665	8,768	2	8,770
Fulfillment	10,038	—	10,038	10,095	—	10,095
Technology	2,477	61	2,538	2,343	69	2,412
Amortization of intangible assets	214	16	230	210	—	210
Total operating expenses	41,955	1,516	43,471	41,380	1,185	42,565
Income (loss) from operations	277	(1,402)	(1,125)	(402)	(1,042)	(1,444)
Other income (expense):
Other income (expense), net	33	—	33	15	—	15
Interest expense	(645)	—	(645)	(497)	—	(497)
Total other expense	(612)	—	(612)	(482)	—	(482)
Income (loss) before income taxes	(335)	(1,402)	(1,737)	(884)	(1,042)	(1,926)
Income tax provision (benefit)	89	(488)	(399)	53	—	53
Net loss	$(424)	$(914)	$(1,338)	$(937)	$(1,042)	$(1,979)

Net loss	$(424)	$(914)	$(1,338)	$(937)	$(1,042)	$(1,979)
Depreciation & amortization	3,033	723	3,756	3,751	869	4,620
Amortization of intangible assets	214	16	230	210	—	210
Interest expense	645	—	645	497	—	497
Taxes	89	(488)	(399)	53	—	53
EBITDA	$3,557	$(663)	$2,894	$3,574	$(173)	$3,401
Stock comp expense	$1,051	$55	$1,106	$1,000	$5	$1,005
Inventory write-down related to Carson closure (1)	—	—	—	478	—	478
Restructuring costs (2)	—	—	—	625	—	625
Adjusted EBITDA	$4,608	$(608)	$4,000	$5,677	$(168)	$5,509

Capital expenditures	3,338	494	3,832	2,344	692	3,036
Total assets, net of accumulated depreciation	70,918	7,197	78,115	63,838	1,651	65,489
______
(1) As a result of the closure of the Carson warehouse, the Company reduced the sales price of certain inventory in an effort to reduce inventory levels. Additional charges were incurred related to inventory that was not deemed economical to transfer to the remaining warehouses. Refer to “Note 10 – Restructuring Costs” of our Notes to Consolidated Financial Statements for additional details.
(2) We incurred restructuring costs in the second quarter 2014, related to the Company’s initiatives to reduce labor costs and improve operating efficiencies in response to the challenges in the marketplace and general market conditions. Refer to “Note 10 – Restructuring Costs” of our Notes to Consolidated Financial Statements for additional details.

Results of Operations
The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.7	73.5	72.3	71.6
Gross profit	27.3	26.5	27.7	28.4
Operating expenses:
Marketing	14.5	14.2	14.4	14.5
General and administrative	5.9	6.0	5.7	6.0
Fulfillment	6.5	7.0	6.5	7.0
Technology	1.6	1.6	1.7	1.7
Amortization of intangible assets	0.2	0.2	0.1	0.1
Total operating expenses	28.7	29.0	28.4	29.3
Loss from operations	(1.4)	(2.5)	(0.7)	(0.9)
Other income (expense):
Other income, net	—	—	—	—
Interest expense	(0.4)	(0.3)	(0.4)	(0.3)
Total other expense, net	(0.4)	(0.3)	(0.4)	(0.3)
Loss before income taxes	(1.8)	(2.8)	(1.1)	(1.2)
Income tax (benefit) provision	(0.5)	—	(0.3)	—
Net loss including noncontrolling interests	(1.3)%	(2.8)%	(0.8)%	(1.2)%
Thirteen and Twenty-Six weeks Ended July 4, 2015 Compared to the Thirteen and Twenty-Six weeks Ended June 28, 2014
Net Sales and Gross Margin

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(in thousands)
Net sales	$76,462	$76,947	$152,850	$144,975
Cost of sales	55,594	56,527	110,504	103,854
Gross profit	$20,868	$20,420	$42,346	$41,121
Gross margin	27.3%	26.5%	27.7%	28.4%
Net sales decreased $485, or 0.6%, for the second quarter of 2015 compared to the second quarter of 2014. Our net sales consisted of online sales, which included mobile-based online sales, representing 90.8% of the total for the second quarter of 2015 (compared to 91.3% in the second quarter of 2014), and offline sales, representing 9.2% of the total for the second quarter of 2015 (compared to 8.7% in the second quarter of 2014). The net sales decrease was driven by a decrease of $778, or 1.1%, in online sales. Online sales decreased primarily due to a 5.2% reduction in unique visitors, which led to a decrease in total online orders of 4.0%. The decrease in unique visitors was due to lower organic traffic, partially offset by an increase in paid traffic. In the second quarter of 2015, our offline sales, which consist of our Kool-Vue™ and wholesale operations, increased by $295, or 4.4%, compared to the second quarter of 2014, primarily due to an increase in Kool-Vue™ sales, partially offset by a decline in sales related to the closure of the Carson warehouse.
Net sales increased $7,875, or 5.4%, for the twenty-six weeks ended July 4, 2015 ("YTD Q2 2015") compared to the twenty-six weeks ended June 28, 2014 ("YTD Q2 2014"). Our net sales consisted of online sales, which included mobile-based online sales, representing 90.6% of the total net sales for the YTD Q2 2015 (compared to 90.4% in the YTD Q2 2014), and offline sales, representing 9.4% of the total for the YTD Q2 2015 (compared to 9.6% in the YTD Q2 2014). The net sales increase was driven by an increase of $7,380, or 5.6%, in online sales. Online sales increased primarily due to an increase in average order value of 3.2% and an increase of 3.0% in conversion. During the YTD Q2 2015 our offline sales, which consist of our Kool-Vue™ and wholesale operations, increased by $496, or 3.6%, compared to the YTD Q2 2014, primarily due to an increase in Kool-Vue™ sales, partially offset by a decline in sales related to the closure of the Carson warehouse.
Gross profit increased $448 or 2.2%, and $1,225 or 3.0% in the second quarter and YTD Q2 2015, respectively, compared to the same periods of 2014. Gross margin rate increased 0.8% to 27.3% in the second quarter of 2015 compared to 26.5% in the second quarter of 2014, while gross margin rate decreased 0.7% to 27.7% in YTD Q2 2015 compared to 28.4% in YTD Q2 2014. Gross margin rate increased for the thirteen weeks ended July 4, 2015 primarily due to a favorable mix shift of private label sales compared to last year partially offset by lower margin in our offline revenue and the impact to last year's margin due to the restructuring charges related to the distribution facility closure in Carson California. Gross margin rate decreased for the YTD Q2 2015 compared to the prior year period primarily due to the Q1 margin decline related to competitive pricing strategies, sales mix and to a lesser extent lower freight revenue as a percent to total freight charges and higher shipping supply costs. Gross margin from offline sales was unfavorably impacted by a greater mix of lower margin offline items for the YTD Q2 2015 compared to the same period last year.
Marketing Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(in thousands)
Marketing expense	$11,148	$10,963	$22,000	$21,078
Percent of net sales	14.5%	14.2%	14.4%	14.5%
Total marketing expense increased $185, or 1.7%, for the second quarter of 2015 compared to the second quarter of 2014. Online advertising expense, which includes catalog costs, was $5,330, or 7.7%, of online sales compared to $5,013, or 7.1%, of online sales for the prior year period. Online advertising expense increased in the second quarter of 2015 primarily due to our non-catalog online adverting expenses, which includes listing and placement fees paid to commercial and search engine websites, of $4,881, or 6.4%, of net sales compared to $4,450, or 5.8% of net sales in the second quarter of 2014. This increase relates primarily to the increase in the proportion of paid traffic compared to organic traffic. Marketing expense, excluding online advertising, was $5,816, or 7.6%, of net sales compared to $5,951, or 7.7%, of net sales for the same period last year. The decrease was primarily due to a decrease in depreciation and amortization of $416 partially offset by higher labor cost of $239, and increased overhead of $41. As a percent of net sales, total marketing expense during the second quarter of 2015 was slightly higher compared to the second quarter of 2014.
Total marketing expense increased $922, or 4.4%, for YTD Q2 2015 compared to YTD Q2 2014. Online advertising expense, which includes catalog costs, was $10,307, or 7.4%, of online sales for YTD Q2 2015, compared to $9,402, or 7.2%, of online sales for YTD Q2 2014. Online advertising expense increased for YTD Q2 2015 primarily due to increases in our non-catalog online adverting expenses to $9,454, or 6.2%, of net sales compared to $8,295, or 5.7% of net sales for the same period last year primarily due to the increase in the proportion of paid traffic compared to organic traffic. Marketing expense, excluding online advertising, was $11,692, or 7.6%, of net sales for YTD Q2 2015, compared to $11,675, or 8.1%, of net sales for YTD Q2 2014. As a percent of net sales, total marketing expense during the YTD Q2 2015 was slightly lower compared to YTD Q2 2014.

General and Administrative Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(in thousands)
General and administrative expense	$4,484	$4,623	$8,665	$8,770
Percent of net sales	5.9%	6.0%	5.7%	6.0%

General and administrative expense decreased $139, or 3.0%, for the second quarter of 2015 and decreased $105, or 1.2%, for YTD Q2 2015, compared to the same periods in 2014, primarily due to lower costs and lower depreciation and amortization expense.
Fulfillment Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(in thousands)
Fulfillment expense	$4,978	$5,383	$10,038	$10,095
Percent of net sales	6.5%	7.0%	6.5%	7.0%
Fulfillment expense decreased $405, or (7.5)%, and $57, or (0.6)%, for the second quarter of 2015 and YTD Q2 2015, respectively, compared to the second quarter of 2014 and YTD Q2 2014, respectively. The expense incurred in the second quarter of 2014 and YTD Q2 2014 was larger than that of the second quarter of 2015 and YTD Q2 2015 because in 2014, severance costs of $440 were incurred related to restructuring during the closure of the Carson warehouse.
Technology Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(in thousands)
Technology expense	$1,250	$1,264	$2,538	$2,412
Percent of net sales	1.6%	1.6%	1.7%	1.7%
Technology expense decreased $14, or 1.1%, and increased $126, or 5.2% for the second quarter of 2015 and YTD Q2 2015, respectively, compared to the second quarter of 2014 and YTD Q2 2014, respectively. The year to date increase was primarily due to higher computer support costs while technology expense remained flat to last year as a percent of net sales.
Amortization of Intangible Assets

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(in thousands)
Amortization of intangible assets	$115	$126	$230	$210
Percent of net sales	0.2%	0.2%	0.1%	0.1%
Amortization of intangible assets remained flat as a percent of net sales for both the second quarter and YTD Q2 2015 when compared to the same periods in the prior year.
Total Other Expense, Net

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015		June 28, 2014
	(in thousands)
Other expense, net	$(262)	$(220)	$(612)		$(482)
Percent of net sales	(0.3)%	(0.3)%	(0.4)%	—%	(0.3)%

Total other expense, net increased $42, or 19.1%, and $130, or 27.0%, for the second quarter of 2015 and YTD Q2 2015, respectively, compared to the second quarter of 2014 and YTD Q2 2014, respectively, primarily due to higher loan interest costs due to a higher revolver balance.
Income Tax Provision

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(in thousands)
Income tax (benefit) provision	$(347)	$21	$(399)	$53
Percent of net sales	(0.5)%	—%	(0.3)%	—%
For the thirteen and twenty-six weeks ended July 4, 2015, the effective tax rate for the Company was 25.3% and 23.0%, respectively. The Company’s effective tax rate for the thirteen and twenty-six weeks ended July 4, 2015 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses which was partially offset by the tax benefit resulting from the reduction of excess book basis in the Company’s investment in AutoMD over its tax basis related to the sale of seven million shares of AutoMD stock in October 2014 (Refer to “Note 9 - AutoMD” of our Notes to Consolidated Financial Statements for additional details). At July 4, 2015, the Company has a deferred tax liability related to this basis difference of $1,163.For the thirteen and twenty-six weeks ended June 28, 2014, the effective tax rate for the Company was (1.0)% and (2.8)%. The Company’s effective tax rate for the thirteen and twenty-six weeks ended June 28, 2014 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses.

Foreign Currency
The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations. See additional information in “Foreign Currency Risk” below in Item 3.

Liquidity and Capital Resources
Sources of Liquidity
During the twenty-six weeks ended July 4, 2015 and June 28, 2014, we funded our operations with cash generated from operations as well as through borrowing under our credit facility. We had cash of $6,608 and short-term investments of $59 as of July 4, 2015, representing a $1,045 decrease from $7,653 of cash as of January 3, 2015 and a $3 decrease from $62 of short-term investments as of January 3, 2015. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and debt financing will be sufficient to finance our operational cash needs through at least the next twelve months (see “Debt and Available Borrowing Resources” below).
As of July 4, 2015, our credit facility provided for a revolving commitment of up to $25,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment (see “Debt and Available Borrowing Resources” below).
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
On October 8, 2014, AutoMD entered into a common stock purchase agreement to sell 7,000 shares of AutoMD common stock at a purchase price of $1.00 per share to third party investors reducing the Company’s ownership interest in AutoMD to 64.1%. The proceeds from the sale of AutoMD common stock will be used to fund the operating activities of AutoMD.
Working Capital
As of July 4, 2015 and January 3, 2015, our working capital was $13,756 and $14,645, respectively. Our revolving loan does not require principal payments, however it is classified as current due to certain U.S. GAAP requirements (see “Debt and

Available Borrowing Resources” below for further details). The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows
The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the twenty-six weeks ended July 4, 2015 and June 28, 2014 (in thousands):

	Twenty-Six Weeks Ended
	July 4, 2015	June 28, 2014
Net cash provided by operating activities	$6,486	$11,408
Net cash used in investing activities	(3,844)	(3,775)
Net cash used in financing activities	(3,665)	(6,784)
Effect of exchange rate changes on cash	(22)	8
Net change in cash and cash equivalents	$(1,045)	$857
Operating Activities
Cash provided by operating activities is primarily comprised of net loss, adjusted for non-cash activities such as depreciation and amortization expense, amortization of intangible assets and share-based compensation expense. These non-cash adjustments represent charges reflected in net loss and, therefore, to the extent that non-cash items increase or decrease our operating results, there will be no corresponding impact on our cash flows. Net loss adjusted for non-cash adjustments to operating activities was $3,330 for the twenty-six weeks ended July 4, 2015 (adjusted for non-cash charges primarily related to depreciation and amortization expense of $3,756 and share-based compensation expense of $1,106), compared to net loss adjusted for non-cash adjustments to operating activities of $3,950 for the twenty-six weeks ended June 28, 2014 (adjusted for non-cash charges primarily consisting of depreciation and amortization expense of $4,620 and shared based compensation of $1,005). After excluding the effects of the non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities.

•
Accounts receivable decreased to $3,118 at July 4, 2015 from $3,804 at January 3, 2015, resulting in a decrease in operating assets and reflecting a cash inflow of $686 for the twenty-six weeks ended July 4, 2015. Accounts receivable decreased primarily due to decreases in trade and credit card receivables due related to timing of collections during the year end holiday season. For the twenty-six weeks ended June 28, 2014, cash inflow related to the change in accounts receivable was $1,298.

•
Inventory decreased to $45,220 at July 4, 2015 from $48,362 at January 3, 2015, resulting in a decrease in operating assets and reflecting a cash inflow of $3,142 for the twenty-six weeks ended July 4, 2015. We expect to maintain our current level of inventory during the remainder of 2015. For the twenty-six weeks ended June 28, 2014, cash inflow related to the change in inventory was $1,808.

•
Accounts payable and accrued expenses decreased to $31,395 at July 4, 2015 compared to $33,109 at January 3, 2015, resulting in a decrease in operating liabilities and reflecting a cash outflow of $1,258 for the twenty-six weeks ended July 4, 2015. Accounts payable and accrued expenses decreased primarily due to the decrease in accounts payable of $1,508. Accounts payable and accrued expenses fluctuates from period-to-period due to the amount of our revenues and the related purchases and the timing of our payments. For the twenty-six weeks ended June 28, 2014, cash inflow related to the change in accounts payable and accrued expenses was $3,775.

Investing Activities
For the twenty-six weeks ended July 4, 2015 and June 28, 2014, net cash used in investing activities was primarily the result of increases in property and equipment ($3,832 and $3,036, respectively), which are mainly related to capitalized website and software development costs. We expect our capital expenditures to increase over the next twelve months as we continue to invest in our customer experience and long term value initiatives.
Financing Activities

For the twenty-six weeks ended July 4, 2015, net cash used in financing activities was primarily due to net payments made on our revolving loan payable of $3,036. For the twenty-six weeks ended June 28, 2014, net cash used in financing activities was primarily due to net payments made on outstanding debt, totaling $6,774.
Debt and Available Borrowing Resources
Total debt was $17,762 as of July 4, 2015 (comprised of capital lease payable and revolving loan payable), compared to $20,561 (comprised of capital lease payable and revolving loan payable) as of January 3, 2015. The decrease was primarily due to a reduction in the amount outstanding under our line of credit from January 3, 2015 to July 4, 2015.
The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $25,000, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. Upon satisfaction of certain conditions, the Company has the right to increase the revolving commitment to up to $40,000. The Company, to date, has not requested such an increase. The Credit Facility matures on April 26, 2017. At July 4, 2015, our outstanding revolving loan balance was $7,986. The customary events of default under the Credit Facility (discussed below) include certain subjective acceleration clauses. Management has determined the likelihood of an acceleration is more than remote, considering the recurring losses experienced by the Company. As a result, outstanding borrowings under the Credit Facility have been classified as a current liability.

On March 24, 2015, the Company and JPMorgan Chase Bank, N.A. (“JPMorgan”) entered into an amendment to the Credit Agreement pursuant to which the aggregate principal amount of indebtedness that is permitted related to capital leases was increased from $1,000 to $1,500.
Loans drawn under the Credit Agreement bear interest, at the Company’s option, at a per annum rate equal to either (a) one month LIBOR plus an applicable margin of 2.25%, or (b) an “alternate prime base rate” plus an applicable margin of 0.25%. Subsequent to June 30, 2016, each applicable margin as set forth in the prior sentence is subject to reduction by up to 0.50% per annum based upon the Company’s fixed charge coverage ratio. At July 4, 2015, the Company’s LIBOR based interest rate was 2.44% (on $7,900 principal) and the Company’s prime based rate was 3.50% (on $86 principal). A commitment fee, based upon undrawn availability under the Credit Agreement bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $4,000 as defined, and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $5,000 at all times. Beginning on July 1, 2016, in the event that “excess availability,” as defined under the Credit Agreement, is less than $2,000 the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0.

Our Credit Agreement requires us to satisfy certain financial covenants which could limit our ability to react to market conditions or satisfy extraordinary capital needs and could otherwise restrict our financing and operations. If we are unable to satisfy the financial covenants and tests at any time, we may as a result cease being able to borrow under the Credit Facility or be required to immediately repay loans under the Credit Facility, and our liquidity and capital resources and ability to operate our business could be severely impacted, which would have a material adverse effect on our financial condition and results of operations. In those events, we may need to sell additional assets or seek additional equity or additional debt financing or attempt to modify our existing Credit Agreement. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all, or that we would be able to modify our existing Credit Agreement.
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
Contractual Obligations
The following table sets forth our contractual cash obligations and commercial commitments as of July 4, 2015:

	Payment Due By Period (in thousands)
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$3,570	$1,059	$1,482	$845	$184
Capital lease obligations (2)	18,463	541	2,032	2,004	13,886

(1)
Commitments under operating leases relate primarily to our leases on our corporate offices in Carson, California, our distribution centers in Chesapeake, Virginia and our call center in the Philippines.

(2)
Commitments under capital leases primarily relate to sale-leaseback of our LaSalle, Illinois facility. The Company entered into purchase commitments in March 2015 for certain warehouse equipment for our LaSalle, Illinois facility. A portion of the equipment totaling $368 was received in June 2015 and has been included in the financial statements and minimum payments shown above. The remaining equipment is expected to be received in July 2015, the payments of which total $1,227 and will commence in July 2015 and end in June 2020. Such amounts have been excluded from the financial statements and minimum payments shown above.

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
There were no significant changes to our critical accounting policies during the twenty-six weeks ended July 4, 2015. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations (for further detail refer to our Annual Report on Form 10-K that we filed with the SEC on March 20, 2015):

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial commodity market prices and rates. We are exposed to market risk primarily in the area of changes in U.S. interest rates and conditions in the credit markets. We also have some exposure related to foreign currency fluctuations. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We do not have any derivative financial instruments as of July 4, 2015. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities and mutual funds that hold debt securities.
Interest Rate Risk. Our investment securities generally consist of mutual funds. As of July 4, 2015, our investments were comprised of $59 of investments in mutual funds that primarily hold debt securities.
As of July 4, 2015, we had a balance of $7,986 outstanding under a revolving loan under our credit facility. The interest rate on this loan is computed based on a LIBOR and Prime loan rate, adjusted by features specified in our loan agreement. At our debt level as of July 4, 2015, a 100 basis point increase in interest rates would not materially affect our earnings and cash flows. If, however, we are unable to meet the covenants in our loan agreement, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate. There can be no assurance that any renegotiated terms of credit would not materially impact our earnings. At July 4, 2015, our LIBOR based interest rate was 2.44% per annum (on $7,900 principal) and our Prime based rate was 3.50% per annum (on $86 principal). Refer to additional discussion in Item 2, under the caption “Liquidity and Capital Resources – Debt and Available Borrowing Resources” and in “Note 3 – Borrowings” of the Notes to Consolidated Financial Statements (Unaudited), included in Part I, Item 1 of this report.
Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. dollar weakens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. dollar strengthens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos, and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, a fluctuation of 10% in the Peso/U.S. dollar exchange rate would have approximately a $535 impact on our Philippine operating expenses for the twenty-six weeks ended July 4, 2015. During fiscal year 2014, we hedged a portion of our forecasted foreign currency exposure associated with operating expenses incurred in the Philippines. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. As of January 3, 2015 and July 4, 2015, we had no hedges in place. We are evaluating our options on how to manage this risk and considering various methods to mitigate such risk. Our Canadian website sales are denominated in Canadian dollars; however, fluctuations in exchange rates from these operations are only expected to have a nominal impact on our operating results due to the relatively small number of sales generated in Canada. We believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.
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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings
The information set forth under the caption “Legal Matters” in “Note 7 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements (Unaudited), included in Part I, Item 1 of this report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” included in Part II, Item 1A of this report.
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
Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. Search engines, shopping comparison sites and other online sources have in the past, and will continue to revise their algorithms from time to time in an attempt to optimize their search results. For example, search engines, like Google, revise their algorithms regularly in an attempt to optimize their search results. During the past few years, we have been negatively impacted by the changes in methodology for how Google displayed or selected our different websites for customer search results, which has reduced our unique visitor count and adversely affected our financial results. While we continue to address the ongoing changes to the Google methodology, during the second quarter of 2015 our unique visitor count decreased by 1.6 million, or 5.2%, to 29.2 million unique visitors compared to 30.8 million unique visitors in the second quarter of 2014 primarily due to lower organic traffic partially offset by an increase in paid traffic. If other search engines, shopping comparison sites or similar online sources on which we rely for website traffic were to modify their general methodology for how they display or select our websites in a manner similar to the changes made by Google, or if Google continues to make changes to its search results ranking algorithms that cause those algorithms to interact with our platform in a manner that continues to reduce our unique visitors count, even fewer consumers may click through to our websites, and our financial results could be further adversely affected.
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
* During the second quarter of 2015 and YTD Q2 2015, our net losses continued, and we expect our net losses to continue for the remainder of fiscal year 2015.
During the second quarter of 2015 and YTD Q2 2015, we incurred a net loss of $775 and $835, compared to a net loss of $2,180 and $1,979 for the second quarter of 2014 and YTD Q2 2014, respectively. Overall, we expect our net losses to continue for the remainder of fiscal year 2015, although at a lower level than in 2014. If these negative trends continue, they could severely impact our liquidity, as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If the net losses we have experienced continues for longer than we expect because our strategies to return to positive sales growth and profitability are not successful, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.
Our operations are restricted by our Credit Agreement, and our ability to borrow funds under our Credit Facility is subject to a borrowing base.
Our Credit Agreement includes a number of restrictive covenants. These covenants could impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. Specifically, such covenants restrict our ability and, if applicable, the ability of our subsidiaries to, among other things:

•	incur additional debt;

•	make certain investments and acquisitions;

•	enter into certain types of transactions with affiliates;

•	use assets as security in other transactions;

•	pay dividends on our capital stock or repurchase our equity interests, excluding payments of preferred stock dividends which are specifically permitted under our credit facility;

•	sell certain assets or merge with or into other companies;

•	guarantee the debts of others;

•	enter into new lines of business;

•	pay or amend our subordinated debt; and

•	form any joint ventures or subsidiary investments.
Restrictions in our Credit Agreement could also prevent us from satisfying certain of our contingent obligations set forth in the documents we entered into in connection with AutoMD’s sale of common stock. For example, in order for us to be able to consummate the purchase of 2,000 shares of AutoMD common stock as required by the terms of the purchase agreement we entered into with AutoMD, which would be triggered in the event that AutoMD fails to meet specified cash balances and numbers of approved auto repair shops submitting a quotation on AutoMD’s website, at the time such obligation is triggered we must have excess availability to borrow under the credit agreement of at least $4,000 and must satisfy a minimum fixed charge coverage ratio of 1.25:1.0. In addition, in order for us to be able to reimburse AutoMD for legal expenses incurred by AutoMD in connection with proceedings related to AutoMD’s intellectual property, which we could be required to do for a period of three years, at the time of such reimbursement we must have excess availability to borrow under the credit agreement of at least $4,000. In the event that restrictions in our Credit Agreement cause us to breach our contractual obligations under the documents we entered into in connection with AutoMD’s sale of common stock, we could be sued for breach of contract, be liable for damages to other investors in AutoMD, and AutoMD’s support from its strategic investors could be compromised, each of which could have a material adverse effect on our financial condition and results of operations.
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
Under certain circumstances, our Credit Facility may also require us to satisfy a financial covenant, which could limit our ability to react to market conditions or satisfy extraordinary capital needs and could otherwise impact our liquidity and capital resources, restrict our financing and have a material adverse effect on our results of operations.
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

•	Additionally, our indebtedness that we may incur could have important consequences, including the following:

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
*We face exposure to product liability lawsuits.
The automotive industry in general has been subject to a large number of product liability claims due to the nature of personal injuries that result from car accidents or malfunctions. As a distributor of auto parts, including parts obtained overseas, we could be held liable for the injury or damage caused if the products we sell are defective or malfunction regardless of whether the product manufacturer is the party at fault. While we carry insurance against product liability claims, if the damages in any given action were high or we were subject to multiple lawsuits, the damages and costs could exceed the limits of our insurance coverage. If we were required to pay substantial damages as a result of these lawsuits, it may seriously harm our business and financial condition. Even defending against unsuccessful claims could cause us to incur significant expenses and result in a diversion of management’s attention. In addition, even if the money damages themselves did not cause substantial harm to our business, the damage to our reputation and the brands offered on our websites could adversely affect our future reputation and our brand, and could result in a decline in our net sales and profitability.
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
*We are highly dependent upon key suppliers.
Our top ten suppliers represented 42.2% of our total product purchases during the twenty-six weeks ended July 4, 2015. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.
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
* We are dependent upon relationships with suppliers in Taiwan and China for the majority of our products.
We acquire a majority of our products from manufacturers and distributors located in Taiwan and China. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner or provide us with customary indemnification protection against third party claims similar to our U.S. suppliers.
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
From time to time, we may also have to resort to administrative and court proceedings to enforce our legal rights with foreign suppliers. However, it may be more difficult to evaluate the level of legal protection we enjoy in Taiwan and China and the corresponding outcome of any administrative or court proceedings than in comparison to our suppliers in the United States.
* We are dependent upon third parties for distribution and fulfillment operations with respect to many of our products.
For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on our distributors to manage inventory, process orders and distribute those products to our customers in a timely manner. For the twenty-six weeks ended July 4, 2015, our product purchases from three drop-ship suppliers represented 12.2% of our total product purchases. If we do not maintain our existing relationships with these suppliers and our other distributors on acceptable commercial terms, we will need to obtain other suppliers and may not be able to continue to offer a broad selection of merchandise at competitive prices, and our sales may decrease.
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
We rely on third parties for the shipment of our products and we cannot be sure that these relationships will continue on terms favorable to us, or at all. Shipping costs have increased from time to time, and may continue to increase, and we may not be able to pass these costs directly to our customers, which could harm our business, prospects, financial condition and results of operations by increasing our costs of doing business and reducing gross margins which could negatively affect our operating results. In particular, we utilize a variety of shipping methods for both inbound and outbound logistics. For inbound logistics, we rely on trucking and ocean carriers and any increases in fees that they charge could adversely affect our business and financial condition. For outbound logistics, we rely on ‘‘Less-than-Truckload’’ (‘‘LTL’’) and parcel freight based upon the product and quantities being shipped and customer delivery requirements. Any increases in fees or any increased use of LTL would increase our shipping costs which could negatively affect our operating results.
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
Our third party delivery services have increased fuel surcharges from time to time, and such increases negatively impact our margins, as we are generally unable to pass all of these costs directly to consumers. Increasing prices in the component materials for the parts we sell may impact the availability, the quality and the price of our products, as suppliers search for alternatives to existing materials and increase the prices they charge. We cannot ensure that we can recover all the increased costs through price increases, and our suppliers may not continue to provide the consistent quality of product as they may substitute lower cost materials to maintain pricing levels, all of which may have a negative impact on our business and results of operations.
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
* Security threats to our IT infrastructure could expose us to liability, and damage our reputation and business
It is essential to our business strategy that our technology and network infrastructure remain secure and is perceived by our customers to be secure. Despite security measures, however, any network infrastructure may be vulnerable to cyber-attacks by hackers and other security threats. As a leading online source for automotive aftermarket parts and repair information, we may face cyber-attacks that attempt to penetrate our network security, including our data centers, to sabotage or otherwise disable our network of websites and online marketplaces, misappropriate our or our customers’ proprietary information, which may include personally identifiable information, or cause interruptions of our internal systems and services. If successful, any of these attacks could negatively affect our reputation, damage our network infrastructure and our ability to sell our products, harm our relationship with customers that are affected and expose us to financial liability.

In addition, any failure by us to comply with applicable privacy and information security laws and regulations could cause us to incur significant costs to protect any customers whose personal data was compromised and to restore customer confidence in us and to make changes to our information systems and administrative processes to address security issues and compliance with applicable laws and regulations. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to stop shopping one our sites altogether. Such events could lead to lost future sales and adversely affect our results of operations. We also could be exposed to government enforcement actions and private litigation.
Moreover, we are subject to the Payment Card Industry Data Security Standard ("PCI DSS"), issued by the PCI Council. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. Despite our compliance with these standards and other information security measures, we cannot be certain that all of our information technology systems are able to prevent, contain or detect any cyber-attacks, cyber terrorism, or security breaches from known malware or malware that may be developed in the future. To the extent that any disruption results in the loss, damage or misappropriation of information, we may be materially adversely affected by claims from customers, financial institutions, regulatory authorities, payment card associations and others. In addition, the cost of complying with stricter privacy and information security laws and standards could be significant to us.
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
*As a result of our international operations, we have foreign exchange risk.
Our purchases of auto parts from our Asian suppliers are denominated in U.S. dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. dollar weakens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses would be higher than if currencies had remained constant. Similarly, our operating expenses in the Philippines are generally paid in Philippine Pesos, and as the exchange rate fluctuates, it could adversely impact our operating results.
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

Integrating any newly acquired businesses’ websites, technologies or services is likely to be costly and may require a substantial amount of resources and time to successfully complete. Our integration activities in connection with our acquisitions have caused a substantial diversion of our management’s attention. If we are unable to successfully complete the integration of acquisitions, we may not realize the anticipated synergies from such acquisitions, we may take further impairment charges and write-downs associated with such acquisitions, and our business and results of operations could suffer
Risks Related To Our Capital Stock
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
Since the completion of our initial public offering in February 2007 through July 4, 2015, the trading price of our common stock has been volatile, ranging from a high of $12.61 per share to a low per share of $0.91. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.
* Our common stock may be delisted from the NASDAQ Global Market (“Nasdaq”) if we are unable to maintain compliance with Nasdaq’s continued listing standards.
NASDAQ imposes, among other requirements, continued listing standards including minimum bid and public float requirements. The price of our common stock must trade at or above $1.00 to comply with NASDAQ's minimum bid requirement for continued listing on the NASDAQ. If our stock trades at bid prices of less than $1.00 for a period in excess of 30 consecutive business days, the NASDAQ could send a deficiency notice to us for not remaining in compliance with the minimum bid listing standards. During the YTD Q2 2015 and fiscal year 2014, our common stock never traded below $1.00. At certain times during the third quarter of 2013, our common stock traded below $1.00 per share at closing before it returned to trading at or above $1.00 to comply with NASDAQ's minimum bid requirement for continued listing on the NASDAQ, however, at no time did such period exceed 30 consecutive business days. If the closing bid price of our common stock fails to meet NASDAQ's minimum closing bid price requirement, or if we otherwise fail to meet any other applicable requirements of the NASDAQ and we are unable to regain compliance, NASDAQ may make a determination to delist our common stock.
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
As of July 4, 2015, our executive officers and directors and certain related parties and entities that are affiliated with them beneficially owned in the aggregate approximately 51.9% of our outstanding shares of stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to significantly influence our management and affairs and control matters requiring stockholder approval including the election of our entire Board of Directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.
The rights, preferences and privileges of our existing preferred stock may restrict our financial and operational flexibility.
In March 2013, our Board of Directors, under the authority granted by our Certificate of Incorporation, established a series of preferred stock, our Series A Convertible Preferred, which has various rights, preferences and privileges senior to the shares of our common stock. Dividends on the Series A Convertible Preferred are payable quarterly, subject to the satisfaction of certain conditions, at a rate of $0.058 per share per annum in cash, in shares of common stock or in any combination of cash and common stock as determined by our Board of Directors. While we may, at our election, subject to the satisfaction of certain conditions, pay any accrued but unpaid dividends on the Series A Convertible Preferred in either cash or in common stock, we may be unable to satisfy the requisite conditions for paying dividends in common stock and, under such circumstances, we will be required to pay such accrued but unpaid dividends in cash. In such circumstances, we will be required to use cash that would otherwise be used to fund our ongoing operations to pay such accrued but unpaid dividends. To the extent we do pay dividends in common stock as we have done in prior periods, the ownership percentage of our common stockholders who are not holders of the Series A Convertible Preferred will be diluted. Our Series A Convertible Preferred is initially convertible for 4,149,997 shares of common stock, and to the extent that the Series A Convertible Preferred is converted, the common stock ownership percentage of our common stockholders who are not converting holders of the Series A Convertible Preferred will be diluted.
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
While management has concluded that our internal controls over financial reporting were effective as of July 4, 2015, we have in the past, and could in the future, have a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.
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
*The seasonality of our business places increased strain on our operations.
We have historically experienced higher sales of body parts in winter months when inclement weather and hazardous road conditions typically result in more automobile collisions. Engine parts and performance parts and accessories have historically experienced higher sales in the summer months when consumers have more time to undertake elective projects to maintain and enhance the performance of their automobiles and the warmer weather during that time is conducive for such projects. If we do not stock or restock popular products in sufficient amounts such that we fail to meet increased customer demand, it could significantly affect our revenue and our future growth. Likewise, if we overstock products in anticipation of increased demand, we may be required to take significant inventory markdowns or write-offs and incur commitment costs, which could reduce profitability.
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

Date:	August 11, 2015	U.S. AUTO PARTS NETWORK, INC.

		By:	/s/ Shane Evangelist
Shane Evangelist
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Neil T. Watanabe
Neil T. Watanabe
Chief Financial Officer
(Principal Financial Accounting Officer)