Form 10-Q
period 2015-10-03
U.S. Auto Parts Network, Inc.
filed 2015-11-04
CIK 1378950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of October 30, 2015, the registrant had 34,080,828 shares of common stock outstanding, $0.001 par value.

U.S. AUTO PARTS NETWORK, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THIRTEEN WEEKS ENDED OCTOBER 3, 2015

Unless the context requires otherwise, as used in this report, the terms “U.S. Auto Parts,” the “Company,” “we,” “us” and “our” refer to U.S. Auto Parts Network, Inc. and its wholly-owned and majority-owned subsidiaries. Unless otherwise stated, all amounts are presented in thousands. In addition, unless the context requires otherwise, references to AutoMD refer to AutoMD, Inc., our majority-owned subsidiary.
U.S. Auto Parts®, U.S. Auto Parts Network™, AutoMD®, AutoMD Insta-Quotes! ®, Kool-Vue™, JC Whitney®, and Stylintrucks™, amongst others, are our United States trademarks. All other trademarks and trade names appearing in this report are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
The statements included in this report, other than statements or characterizations of historical or current fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. Any forward-looking statements included herein are based on management’s beliefs and assumptions and on information currently available to management. We have attempted to identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would”, “will likely continue,” “will likely result” and variations of these words or similar expressions. These forward-looking statements include, but are not limited to, statements regarding future events, our future operating and financial results, financial expectations, expected growth and strategies, current business indicators, capital needs, financing plans, capital deployment, liquidity, contracts, litigation, product offerings, customers and suppliers, acquisitions, competition and the status of our facilities. Forward-looking statements, no matter where they occur in this document or in other statements attributable to the Company involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Part II, Item 1A of this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements
U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, In Thousands, Except Par Value and Per Share Liquidation Value)

	October 3, 2015	January 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$5,676	$7,653
Short-term investments	63	62
Accounts receivable, net of allowances of $7 and $41 at October 3, 2015 and January 3, 2015, respectively	3,543	3,804
Inventory	46,185	48,362
Other current assets	3,338	2,669
Total current assets	58,805	62,550
Property and equipment, net	18,514	16,966
Intangible assets, net	1,387	1,707
Other non-current assets	1,555	1,684
Total assets	$80,261	$82,907
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,802	$25,362
Accrued expenses	7,471	7,747
Revolving loan payable	8,291	11,022
Current portion of capital leases payable	551	269
Other current liabilities	4,161	3,505
Total current liabilities	45,276	47,905
Capital leases payable, net of current portion	10,278	9,270
Deferred income taxes	939	1,618
Other non-current liabilities	1,659	1,891
Total liabilities	58,152	60,684
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; $1.45 per share liquidation value or aggregate of $6,017; 4,150 shares authorized; 4,150 shares issued and outstanding at October 3, 2015 and January 3, 2015	4	4
Common stock, $0.001 par value; 100,000 shares authorized; 34,067 and 33,624 shares issued and outstanding at October 3, 2015 and January 3, 2015	34	33
Additional paid-in capital	176,060	174,369
Accumulated other comprehensive income	360	360
Accumulated deficit	(156,496)	(155,489)
Total stockholders’ equity	19,962	19,277
Noncontrolling interest	2,147	2,946
Total equity	22,109	22,223
Total liabilities and stockholders’ equity	$80,261	$82,907
See accompanying notes to consolidated financial statements (unaudited).

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net sales	$70,648	$67,965	$223,498	$212,940
Cost of sales (1)	49,606	49,551	160,110	153,405
Gross profit	21,042	18,414	63,388	59,535
Operating expenses:
Marketing	10,684	10,278	32,684	31,356
General and administrative	4,292	3,762	12,957	12,532
Fulfillment	4,881	5,256	14,919	15,351
Technology	1,292	1,228	3,830	3,640
Amortization of intangible assets	115	106	345	316
Total operating expenses	21,264	20,630	64,735	63,195
Loss from operations	(222)	(2,216)	(1,347)	(3,660)
Other income (expense):
Other income, net	8	24	41	39
Interest expense	(277)	(287)	(922)	(784)
Total other expense, net	(269)	(263)	(881)	(745)
Loss before income taxes	(491)	(2,479)	(2,228)	(4,405)
Income tax (benefit) provision	(203)	15	(602)	68
Net loss including noncontrolling interests	(288)	(2,494)	(1,626)	(4,473)
Net loss attributable to noncontrolling interests	(296)	—	(799)	—
Net income (loss) attributable to U.S. Auto Parts	8	(2,494)	(827)	(4,473)
Other comprehensive loss attributable to U.S. Auto Parts, net of tax:
Foreign currency translation adjustments	(28)	23	(50)	19
Net unrecognized losses on derivative instruments	—	(48)	—	(70)
Total other comprehensive loss attributable to U.S. Auto Parts	(28)	(25)	(50)	(51)
Comprehensive loss attributable to U.S. Auto Parts	$(20)	$(2,519)	$(877)	$(4,524)
Basic and diluted net loss per share	$0.00	$(0.08)	$(0.03)	$(0.14)
Shares used in computation of basic and diluted net loss per share	34,018	33,532	33,900	33,459

(1)	Excludes depreciation and amortization expense which is included in marketing, general and administrative and fulfillment expense.
See accompanying notes to consolidated financial statements (unaudited).

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In Thousands)

	Thirty-Nine Weeks Ended
	October 3, 2015	September 27, 2014
Operating activities
Net loss including noncontrolling interests	$(1,626)	$(4,473)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	5,618	6,833
Amortization of intangible assets	345	316
Deferred income taxes	(674)	60
Share-based compensation expense	1,726	1,691
Stock awards issued for non-employee director service	2	—
Amortization of deferred financing costs	61	61
Gain from disposition of assets	(13)	(21)
Changes in operating assets and liabilities:
Accounts receivable	261	1,071
Inventory	2,177	(7,830)
Other current assets	(706)	106
Other non-current assets	93	(9)
Accounts payable and accrued expenses	(460)	2,869
Other current liabilities	649	227
Other non-current liabilities	(105)	(191)
Net cash provided by operating activities	7,348	710
Investing activities
Additions to property and equipment	(5,800)	(4,292)
Proceeds from sale of property and equipment	13	27
Cash paid for intangible assets	(25)	(100)
Purchases of marketable securities and investments	—	(746)
Proceeds from the sale of marketable securities and investments	—	745
Net cash used in investing activities	(5,812)	(4,366)
Financing activities
Borrowings from revolving loan payable	8,970	14,233
Payments made on revolving loan payable	(11,700)	(10,138)
Proceeds from stock options	102	265
Payments on capital leases	(297)	(170)
Statutory tax withholding payment for share-based compensation	(438)	—
Payment of liabilities related to financing activities	(100)	(100)
Net cash (used in) provided by financing activities	(3,463)	4,090
Effect of exchange rate changes on cash	(50)	3
Net change in cash and cash equivalents	(1,977)	437
Cash and cash equivalents, beginning of period	7,653	818
Cash and cash equivalents, end of period	$5,676	$1,255
Supplemental disclosure of non-cash investing and financing activities:
Accrued asset purchases	$902	$801
Property acquired under capital lease	1,588	—
Unrealized (loss) gain on investments	(2)	70
Supplemental disclosure of cash flow information:
Cash (paid) received during the period for income taxes	$(84)	$34
Cash paid during the period for interest	886	744
See accompanying notes to consolidated financial statements (unaudited).

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In Thousands, Except Per Share Data)
Note 1 – Basis of Presentation and Description of Company
U.S. Auto Parts Network, Inc. (including its subsidiaries) is a leading online provider of aftermarket auto parts and accessories and was established in 1995. The Company entered the e-commerce sector by launching its first website in 2000 and currently derives the majority of its revenues from online sales channels. The Company sells its products to individual consumers through a network of websites and online marketplaces. Through AutoMD.com, a majority-owned subsidiary, the Company also educates consumers on maintenance and service of their vehicles. The site provides auto information, with tools for diagnosing car troubles, locating repair shops and do-it-yourself (“DIY”) repair guides. Our flagship consumer websites are located at www.autopartswarehouse.com, www.carparts.com, www.jcwhitney.com and www.AutoMD.com and our corporate website is located at www.usautoparts.net. References to the “Company,” “we,” “us,” or “our” refer to U.S. Auto Parts Network, Inc. and its consolidated subsidiaries.
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
Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of October 3, 2015 and the consolidated results of operations for the thirteen and thirty-nine weeks ended October 3, 2015 and September 27, 2014, and cash flows for the thirty-nine weeks ended October 3, 2015 and September 27, 2014. The Company’s results for the interim periods are not necessarily indicative of the results that may be expected for any other interim period, or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 3, 2015, which was filed with the SEC on March 20, 2015 and all our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2014 fiscal year, and throughout the date of this report.
During the thirteen and thirty-nine weeks ended October 3, 2015, the Company had a net income of $8, and a net loss of $827, respectively, compared to a net loss of $2,494, and $4,473, respectively, during the thirteen and thirty-nine weeks ended September 27, 2014. Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months. When compared to fiscal year 2014, we expect our net loss to be significantly lower in fiscal year 2015. Should the Company’s operating results not meet expectations in 2015, it could negatively impact our liquidity as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell assets or seek additional equity or additional debt financing in the future. There can be no assurance that we would be able to raise such additional financing or engage in such additional asset sales on acceptable terms, or at all. If revenues were to decline and losses are larger or continue for longer than we expect because our strategies to return to profitability are not successful or otherwise, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations.

Segment Data
The Company operates in two reportable operating segments. The criteria the Company uses to identify operating segments are primarily the nature of the products we sell or services we provide and the consolidated operating results that are regularly reviewed by our chief operating decision maker to assess performance and make operating decisions. We identified two reportable operating segments, the core auto parts business ("Base USAP"), and AutoMD, Inc. ("AutoMD") an online automotive repair source.
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
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-9, “Revenue from Contracts with Customers,” (“ASU 2014-9”) which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for fiscal years beginning after December 15, 2016. In August, 2015 the FASB amended the standard to take effect for reporting periods beginning after December 15, 2017 and early adoption is permitted for public companies for reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-9 will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has the effect of the standard on ongoing financial reporting been determined.

Note 2 –Intangible Assets, Net
Intangible assets consisted of the following at October 3, 2015 and January 3, 2015 (in thousands):

		October 3, 2015			January 3, 2015
	Useful Life	Gross Carrying Amount	Accumulated Amort. and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amort. and Impairment	Net Carrying Amount
Intangible assets subject to amortization:
Product design intellectual property	4 years	$2,750	$(2,296)	$454	$2,750	$(2,102)	$648
Patent license agreements	3 - 5 years	562	(187)	$375	537	(94)	$443
Domain and trade names	10 years	1,199	(641)	$558	1,199	(583)	$616
Total		$4,511	$(3,124)	$1,387	$4,486	$(2,779)	$1,707

Intangible assets subject to amortization are amortized on a straight-line basis. Amortization expense relating to intangible assets for the thirteen weeks ended October 3, 2015 and September 27, 2014 was $115 and $106, respectively.

Amortization expense relating to intangible assets for the thirty-nine weeks ended October 3, 2015 and September 27, 2014 was $345 and $316, respectively.
The following table summarizes the future estimated annual amortization expense for these assets over the next five years:

2015 (fourth quarter)	$115
2016	460
2017	323
2018	165
2019	80
Thereafter	244
Total	$1,387
Note 3 – Borrowings
The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $25,000, which is subject to a borrowing base derived from certain receivables, inventory, and property and equipment. Upon satisfaction of certain conditions, the Company has the right to increase the revolving commitment to up to $40,000. The Company, to date, has not requested such an increase. The Credit Facility matures on April 26, 2017. At October 3, 2015, our outstanding revolving loan balance was $8,291. The customary events of default under the Credit Facility (discussed below) include certain subjective acceleration clauses. Management has determined the likelihood of an acceleration is more than remote, considering the recurring losses experienced by the Company. As a result, outstanding borrowings under the Credit Facility have been classified as a current liability.

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
Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) one month LIBOR plus an applicable margin of 2.25%, or (b) an “alternate prime base rate” plus an applicable margin of 0.25%. Subsequent to June 30, 2016, each applicable margin as set forth in the prior sentence is subject to reduction by up to 0.50% per annum based upon the Company’s fixed charge coverage ratio. At October 3, 2015, the Company’s LIBOR based interest rate was 2.50% (on $8,250 principal) and the Company’s prime based rate was 3.50% (on $41 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $4,000 as defined, and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $5,000 at all times. Beginning on July 1, 2016, in the event that “excess availability,” as defined under the Credit Agreement, is less than $2,000 the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0.
The Company's excess availability, net of the "Availability Block" (as defined under the Credit Agreement) of $2,000 was $11,955 at October 3, 2015. As of the date hereof, the cash dominion period has not been in effect; accordingly, no principal payments are due.
As of October 3, 2015, the Company had total capital leases payable of $10,829. The present value of the net minimum payments on capital leases as of October 3, 2015 was as follows (in thousands):

Total minimum lease payments	19,429
Less amount representing interest	(8,600)
Present value of net minimum lease payments	10,829
Current portion of capital leases payable	(551)
Capital leases payable, net of current portion	$10,278
Note 4 – Stockholders’ Equity and Share-Based Compensation
Non-Controlling Interest
Non-controlling interests represent equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to the Company (i.e., minority interests). Non-controlling interests include the minority equity holders' proportionate share of the equity of AutoMD. Ownership interests in subsidiaries held by parties other than the Company are presented as non-controlling interests within stockholders' equity, separately from the equity held by the Company. Revenues, expenses, net income (loss) and other comprehensive loss are reported in the consolidated financial statements at the consolidated amounts, which includes amounts allocated to both the Company's interest and the non-controlling interests in AutoMD. Net loss and other comprehensive loss is then attributed to the Company's interest and the non-controlling interests. Net income (loss) to non-controlling interests is deducted from net income (loss) in the consolidated statements of comprehensive operations to determine net loss attributable to the Company's common stockholders.
The following table summarizes the Company’s stock option activity under the AutoMD 2014 Equity Incentive Plan (the "AMD Plan") for the thirty-nine weeks ended October 3, 2015, and details regarding the options outstanding and exercisable at October 3, 2015:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, January 3, 2015	180	$1.00
Granted	1,060	$1.00
Exercised	—	—
Expired	—	—
Forfeited	—	—
Options outstanding, October 3, 2015	1,240	$1.00	9.33	$—
Vested and expected to vest at October 3, 2015	916	$1.00	9.33	$—
Options exercisable, October 3, 2015	—	—	0.00	$—
At October 3, 2015, 710 shares were available for future grants under the AMD Plan.
The weighted-average fair value of options granted during the thirty-nine weeks ended October 3, 2015 and September 27, 2014 was $0.54 and $0, respectively. The intrinsic value of stock options at the date of exercise is the difference between the fair value of the stock at the date of the balance sheet and the exercise price. During the thirty-nine weeks ended October 3, 2015 and September 27, 2014, the options had $0 intrinsic value as none were exercisable. The Company had $414 of unrecognized share-based compensation expense related to stock options outstanding as of October 3, 2015, which expense is expected to be recognized over a weighted-average period of 3.33 years.
Options exercised under all share-based compensation plans are granted net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For those employees who elect not to receive shares net of the minimum statutory withholding requirements, the appropriate taxes are paid directly by the employee. During the thirty-nine weeks ended October 3, 2015, we withheld 27 shares to satisfy $80 of employees' tax obligations and 64 shares related to the net settlement of the stock options.
USAP Options and Restricted Stock Units
The Company had the following common stock option activity during the thirty-nine weeks ended October 3, 2015:
•Granted options to purchase 1,230 common shares.

•Forfeitures of 250 options to purchase common shares.

The following table summarizes the Company’s restricted stock unit ("RSU") activity for the thirty-nine weeks ended October 3, 2015, and details regarding the awards outstanding and exercisable at October 3, 2015 (in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Awards outstanding, January 3, 2015	880	$—
Awarded	435	$—
Vested	(398)	$—
Forfeited	(113)	$—
Awards outstanding, October 3, 2015	804	$—	0.34	$1,617
Vested and expected to vest at October 3, 2015	772	$—	0.34	$1,552
During the thirty-nine weeks ended October 3, 2015, 398 RSUs vested, of which 221 were time-based and 177 were performance-based. For the majority of RSUs awarded, the number of shares issued on the date the RSUs vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For those employees who elect not to receive shares net of the minimum statutory withholding requirements, the appropriate taxes are paid directly by the employee. During the thirty-nine weeks ended October 3, 2015, we withheld 151 shares to satisfy $358 of employees' tax obligations. Although shares withheld are not issued, they are treated as a common stock repurchase in our consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting.

For the thirteen and thirty-nine weeks ended October 3, 2015, we recorded compensation expense of $357 and $915, respectively. As of October 3, 2015, there was unrecognized compensation expense of $485 related to unvested RSUs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 0.34 years.
Note 5 – Net Income (Loss) Per Share
Net income (loss) per share has been computed in accordance with ASC 260 Earnings per Share. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net income (loss) per share:
Numerator:
Net income (loss) attributable to U.S. Auto Parts	$8	$(2,494)	(827)	(4,473)
Dividends on Series A Convertible Preferred Stock	61	61	180	180
Net loss available to common shares	$(53)	$(2,555)	$(1,007)	$(4,653)
Denominator:
Weighted-average common shares outstanding (basic)	34,018	33,532	33,900	33,459
Common equivalent shares from common stock options and warrants	—	—	—	—
Weighted-average common shares outstanding (diluted)	34,018	33,532	33,900	33,459
Basic and diluted net loss per share	$0.00	$(0.08)	$(0.03)	$(0.14)

The weighted-average anti-dilutive securities, which are excluded from the calculation of diluted earnings per share due to the Company's net loss available to common shares position for the periods then ended (including securities that would otherwise be excluded from the calculation of diluted earnings per share due to the Company's stock price), are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Common stock warrants	50	50	50	50
Series A Convertible Preferred Stock	4,150	4,150	4,150	4,150
Restricted stock units	861	815	853	760
Options to purchase common stock	6,125	5,694	5,960	5,681
Total	11,186	10,709	11,013	10,641

Note 6 – Income Taxes
The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2011-2014 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2012-2014 remain open.
For the thirteen and thirty-nine weeks ended October 3, 2015 the effective tax rate for the Company was 41.3% and 27.0%, respectively. The Company's effective tax rate for the thirteen and thirty-nine weeks ended October 3, 2015 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses that was offset by the tax benefit resulting from the reduction of excess book basis in the Company's investment in AutoMD over its tax basis due to AutoMD's pre-tax losses. For the thirteen and thirty-nine weeks ended September 27, 2014, the effective tax rate for the Company was 0.6% and 1.5%, respectively. The Company’s effective tax rate for the thirteen and thirty-nine weeks ended September 27, 2014 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses.
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
Facility rent expense for the thirteen and thirty-nine weeks ended October 3, 2015 was $395 and $1,159, respectively, compared to $457 and $1,532, for the thirteen and thirty-nine weeks ended September 27, 2014, respectively. The year over year decline is primarily due to the closure of the Carson warehouse facility last year. The Company’s facility rent expense was inclusive of amounts charged from a related party during the thirteen and thirty-nine weeks ended September 27, 2014 of $97 and $428, respectively.
Minimum lease commitments under non-cancellable operating leases as of October 3, 2015 were as follows (in thousands):

2015	$384
2016	1,084
2017	388
2018	408
2019	428
2020 onwards	$182
Total	$2,874

On April 17, 2013, the Company entered into a sale lease-back transaction with STORE Master Funding III, LLC whereby we leased back our facility located in LaSalle, Illinois for our continued use as an office, retail and warehouse facility for storage, sale and distribution of automotive parts, accessories and related items for 20 years commencing upon the execution of the lease and terminating on April 30, 2033. The lease was accounted for as a capital lease and the $376 excess of the net proceeds over the net carrying amount of the property is amortized in interest expense on a straight-line basis over the lease term of 20 years.
Capital lease commitments as of October 3, 2015 were as follows (in thousands):

2015	$321
2016	1,309
2017	1,255
2018	1,261
2019	1,275
2020 onwards	14,008
Total minimum payments required	19,429
Less amount representing interest	(8,600)
Present value of minimum capital lease payments	$10,829
Legal Matters
Asbestos. A wholly-owned subsidiary of the Company, Automotive Specialty Accessories and Parts, Inc. and its wholly-owned subsidiary Whitney Automotive Group ("WAG"), are named defendants in several lawsuits involving claims for damages caused by installation of brakes during the late 1960’s and early 1970’s that contained asbestos. WAG marketed certain brakes, but did not manufacture any brakes. WAG maintains liability insurance coverage to protect its and the Company’s assets from losses arising from the litigation and coverage is provided on an occurrence rather than a claims made basis, and the Company is not expected to incur significant out-of-pocket costs in connection with this matter that would be material to its consolidated financial statements.
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
Note 8 – Segment information
As described in Note 1 above, the Company operates in two reportable segments identified as Base USAP, which is the core auto parts business, and AutoMD, an online automotive repair source of which the Company is a majority stockholder. Segment information is prepared on the same basis that our chief executive officer, who is our chief operating decision maker, manages the segments, evaluates financial results, and makes key operating decisions. Management evaluates the performance of its operating segments based on net sales, gross profit and income (loss) from operations. Operating income (loss) represents earnings (loss) before other income, interest expense and income taxes. The identifiable assets by segment disclosed in this note are those assets specifically identifiable within each segment.

Summarized segment information for our continuing operations from the two reportable segments for the periods presented is as follows (in thousands):

	Base USAP	AutoMD	Consolidated
Thirteen weeks ended October 3, 2015
Net sales	$70,573	$75	$70,648
Gross profit	$20,967	$75	$21,042
Operating costs (1)	$20,367	$897	$21,264
Income (loss) from operations	$600	$(822)	$(222)
Capital expenditures	$1,636	$332	$1,968
Depreciation and amortization	$1,539	$323	$1,862
Total assets, net	$73,946	$6,315	$80,261
Thirteen weeks ended September 27, 2014
Net sales	$67,885	$80	$67,965
Gross profit	$18,334	$80	$18,414
Operating costs (1)	$20,016	$614	$20,630
Loss from operations	$(1,682)	$(534)	$(2,216)
Capital expenditures	$887	$369	$1,256
Depreciation and amortization	$1,803	$410	$2,213
Total assets, net	$71,856	$1,828	$73,684
Thirty-nine weeks ended October 3, 2015
Net sales	$223,309	$189	$223,498
Gross profit	$63,199	$189	$63,388
Operating costs (1)	$62,322	$2,413	$64,735
Income (loss) from operations	$877	$(2,224)	$(1,347)
Capital expenditures	$4,974	$826	$5,800
Depreciation and amortization	$4,571	$1,047	$5,618
Total assets, net	$73,946	$6,315	$80,261
Thirty-nine weeks ended September 27, 2014
Net sales	$212,717	$223	$212,940
Gross profit	$59,312	$223	$59,535
Operating costs (1)	$61,396	$1,799	$63,195
Loss from operations	$(2,084)	$(1,576)	$(3,660)
Capital expenditures	$3,231	$1,061	$4,292
Depreciation and amortization	$5,554	$1,279	$6,833
Total assets, net	$71,856	$1,828	$73,684

(1)	Operating costs for AutoMD primarily consist of depreciation and amortization on fixed assets and personnel costs. Indirect costs are not allocated to AutoMD.

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
Additionally, pursuant to the terms of the Purchase Agreement, the Company may be required to purchase 2,000 shares of AutoMD common stock at a purchase price of $1.00 per share, with such purchase to be triggered only if as of October 8, 2016, AutoMD does not meet a required minimum number of approved auto repair shops permitted to submit a quotation on AutoMD’s website ("Registered Repair Shops"), or separately if at any time during the two years following the closing date AutoMD fails to meet specified minimum cash balances and minimum numbers of Registered Repair Shops. The Purchase Agreement also limits the use of the $7,000 in proceeds from the sale of AutoMD common stock to only general operating purposes of AutoMD. The Company cannot use or borrow any of the proceeds without the approval of AutoMD's Board of Directors.

In addition to the Purchase Agreement, AutoMD entered into an Investor Rights Agreement. The Investor Rights Agreement includes certain demand and piggyback registration rights, and restrictions on transfers or dilutive transactions involving AutoMD common stock.  Prior to October 8, 2017, the Company is prohibited from transferring shares of AutoMD owned by U.S. Auto Parts or enter into any transaction or arrangement (including, without limitation, any sale, gift, merger or consolidation) that would result in U.S. Auto Parts owning, at any time, less than 50% of the shares of capital stock of the Company without the prior written consent of AutoMD shareholders.  In the event of a proposed transfer or dilutive transaction for which any shareholder does not provide its written consent, in the alternative, upon not less than 30 days prior written notice to such non-consenting party, the Company may elect, at its sole option, to purchase all shares of the AutoMD common stock then owned by any non-consenting shareholder at a purchase price equal to $1.00 per share (as adjusted for any stock combinations, splits, recapitalizations, etc.) plus an annual rate of 10% thereon, compounded annually, and effect such transfer following the purchase from the non-consenting shareholders.
The table below presents the effect of changes in the Company's ownership interest in AutoMD on the Company's equity during the thirty-nine weeks ended October 3, 2015:

Noncontrolling Interest
Balance, January 3, 2015	$2,946
Net loss allocable to noncontrolling interest	(799)
Balance, October 3, 2015	$2,147

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

The following table summarizes the charges related to the restructure recognized during the thirteen and thirty-nine weeks ended September 27, 2014 (in thousands):

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	September 27, 2014	September 27, 2014
Employee severance	$—	$552
Accounts receivable allowance	—	73
Relocations costs (employee and equipment)	127	127
Inventory transfers	283	283
Total restructuring costs	$410	$1,035

The severance costs were included in fulfillment and marketing expense in the second quarter of fiscal 2014 and were paid during the third quarter of fiscal 2014.

Substantially all of the unsold inventory in the Carson warehouse on the date of closure was moved to the remaining two warehouses. A charge for $130 was taken during the second quarter of 2014 for inventory that was not deemed economical to transfer. Additionally, due to expected future capacity constraints, the Company reduced the sales price of certain inventory resulting in a charge of $348 during the second quarter of 2014. The aggregate charge of $478, was recorded to cost of sales. The severance charges and relocation costs were included in fulfillment expense. All restructuring costs incurred in connection with the closure of the Carson Distribution Facility are included in the Base USAP reportable segment.

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
Overview
We are a leading online provider of aftermarket auto parts, including body parts, hard parts, and performance parts and accessories. Our user-friendly websites provide customers with a broad selection of stock keeping units (“SKUs”), with detailed product descriptions and photographs. Our proprietary product database maps our SKUs to product applications based on vehicle makes, models and years. We principally sell our products to individual consumers through our network of websites and online marketplaces. Through AutoMD.com, our majority-owned subsidiary, the Company also educates consumers on the maintenance and service of their vehicles. Our flagship consumer websites are located at www.autopartswarehouse.com, www.carparts.com, www.jcwhitney.com and www.AutoMD.com and our corporate website is located at www.usautoparts.net.
We believe our strategy of disintermediating the traditional auto parts supply chain and selling products directly to customers over the Internet allows us to more efficiently deliver products to our customers. Industry-wide trends that support our strategy include:
1. Number of SKUs required to serve the market. The number of automotive SKUs has grown dramatically over the last several years. In today's market, unless the consumer is driving a high volume produced vehicle and needs a simple maintenance item, the part they need is not typically on the shelf at a brick-and-mortar store. We believe our user-friendly websites provide customers with a favorable alternative to the brick-and-mortar shopping experience by offering a comprehensive selection of over 1.0 million SKUs with detailed product descriptions, attributes and photographs combined with the flexibility of fulfilling orders using both drop-ship and stock-and-ship methods.
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
AutoMD's mission is to be the repair shop advocate for all vehicle owners, increase their confidence in the repair process and provide the most affordable and high quality options for automobile repair. AutoMD's current focus is on marketing and technology. AutoMD's current marketing strategy involves driving growth in their repair shop network. During the first nine months of 2015, marketing efforts resulted in approximately 800 repair shops joining AutoMD's network, rising from about 2,100 repair shops in December 2014 to approximately 2,900 at the end of the third quarter of 2015. AutoMD now has repair shops participating in 42 states. In addition to marketing, AutoMD continues to refine the online experience, including its mobile presence.
Key Metrics: To understand revenue generation through our network of e-commerce websites and online marketplaces, we monitor several key business metrics, including the following:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Unique Visitors (millions) (1)	29.3	29.4	89.1	90.5
E-commerce Orders (thousands)	511	491	1,550	1,520
Online Marketplace Orders (thousands)	244	243	815	799
Total Online Orders (thousands)	755	734	2,365	2,319
E-commerce Average Order Value	$109	$113	$110	$111
Online Marketplace Average Order Value	$70	$65	$71	$65
Total Online Average Order Value	$96	$97	$97	$95
Revenue Capture (1)	85.3%	83.9%	85.5%	84.9%
Conversion (1)	1.75%	1.67%	1.74%	1.68%

(1) Excludes online marketplaces and media properties (e.g. AutoMD).
Unique Visitors: A unique visitor to a particular website represents a user with a distinct IP address that visits that particular website. We define the total number of unique visitors in a given month as the sum of unique visitors to each of our websites during that month. We measure unique visitors to understand the volume of traffic to our websites and to track the effectiveness of our online marketing efforts. The number of unique visitors has historically varied based on a number of factors, including our marketing activities and seasonality. Included in the unique visitors are mobile device based customers, who are becoming an increasing part of our business. Shifting consumer behavior and technology enhancements indicate that customers are becoming more inclined to purchase auto parts through their mobile devices. User sophistication and technological advances have increased consumer expectations around the user experience on mobile devices, including speed of response, functionality, product availability, security, and ease of use. We believe enhancements to online solutions specifically catering to mobile based shopping can result in an increase in the number of orders and revenues. We believe an increase in unique visitors to our websites will result in an increase in the number of orders. We seek to increase the number of unique visitors to our websites by attracting repeat customers and improving search engine marketing and other internet marketing activities. During the thirteen and thirty-nine weeks ended October 3, 2015 ("YTD Q3 2015"), our unique visitors decreased by 0.3% and 1.5%, respectively, compared to the same periods of 2014. The decline in unique visitors was primarily due to lower organic traffic, partially offset by an increase in paid traffic.
Total Number of Orders: We monitor the total number of orders as an indicator of future revenue trends. Total orders were up by 2.9% in the third quarter of 2015 compared to the third quarter of 2014, with e-commerce and online marketplace orders increasing by 4.1% and 0.4%, respectively, primarily due to strategic pricing strategies. Total orders were up by 2.0% for the YTD Q3 2015 compared to the same period in 2014, with e-commerce and online marketplace orders both increasing by 2.0%. We believe that e-commerce orders improved for the YTD Q3 2015 through an improved customer experience and pricing strategies. We believe that the increase in online marketplace orders for the YTD Q3 2015 was primarily due to competitive pricing strategies. We recognize revenue associated with an order when the products have been delivered, consistent with our revenue recognition policy.
Average Order Value: Average order value represents our net sales on a placed orders basis for a given period of time divided by the total number of orders recorded during the same period of time. Average order value decreased by 1.0% and increased by 2.1% in the third quarter and YTD Q3 2015, respectively, compared to the same periods of 2014. We seek to increase the average order value as a means of increasing net sales. Average order values vary depending upon a number of factors, including the components of our product offering, the order volume in certain online sales channels, macro-economic conditions, and online competition.
Revenue Capture: Revenue capture is the amount of actual dollars retained after taking into consideration returns, credit card declines and product fulfillment. During the third quarter of 2015, our revenue capture increased to 85.3% compared to 83.9% in the third quarter of 2014. We expect our revenue capture level to marginally improve in fiscal year 2015, compared to fiscal year 2014, as we continue to improve our customers’ purchase experience.
Conversion: Conversion is the number of orders as a rate of the total number of unique visitors. This rate indicates how well we convert a visitor to a customer sales order. During the third quarter of 2015, our conversion improved by 0.8% to 1.75% compared to 1.67% in the third quarter of 2014.
Executive Summary
For the third quarter of 2015, Base USAP generated net sales of $70,573, compared with $67,885 for the third quarter of 2014, representing an increase of 4.0%. Base USAP net income for the third quarter of 2015 was $353, compared to net loss of $1,960 for the third quarter of 2014. We generated income before interest expense, net, income tax provision, depreciation and amortization expense, amortization of intangible assets, plus share-based compensation expense and restructuring costs (“Adjusted EBITDA”) of $2,837 in the third quarter of 2015 compared to $1,339 in the third quarter of 2014. Adjusted EBITDA during the third quarter of 2014 included addbacks of $410 representing costs associated with the closure of the Carson Warehouse. Refer to “Note 10 - Restructuring Costs” of our Notes to Consolidated Financial Statements for additional details. Adjusted EBITDA, which is not a Generally Accepted Accounting Principle measure, is presented because such measure is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income, as an indicator of the Company’s operating performance, or as an alternative to cash flows, as measures of the Company’s overall liquidity, as presented in the Company’s consolidated financial statements. Further, the Adjusted EBITDA measure shown may not be comparable to similarly titled measures used by other companies. Refer to the table presented below under "Non-GAAP measures" for additional information and a reconciliation of net loss to Adjusted EBITDA.
For the third quarter of 2015, AutoMD generated net sales of $75 compared to $80 in the same period last year. AutoMD's net loss was $641 for the third quarter of 2015 compared to a net loss of $534 for the third quarter of 2014. AutoMD's Adjusted EBITDA was negative $458 compared to negative $120 in the same period last year.
Our third quarter 2015 net sales consisted of online sales, representing 91.2% of the total (compared to 91.4% in the third quarter of 2014), and offline sales, representing 8.8% of the total (compared to 8.6% in the third quarter of 2014). The net sales increase was due to a increase of $2,291, or 3.7%, in online sales as well as an increase in offline sales by $391, or 6.7%. The online sales channels increase is primarily the result of a $1,475, or 10.3%, increase in our online marketplaces as well as a $913, or 2.0%, increase in our e-commerce sales channels. The $1,475 increase in our online marketplaces was driven primarily by a 7.7% increase in average order value. The $913 increase in our e-commerce sales channels was driven primarily by an increase in the number of orders by 4.1%, and a 1.7% increase in revenue capture, partially offset by a decrease in average order value of 3.5%.

Revenues increased during the third quarter of 2015, when compared to the third quarter of 2014. In four of the five quarters prior to this quarter, the Company has shown positive year over year revenue growth. The table below presents quarterly revenues (in thousands) and the change in quarterly year-over-year revenues for the last six quarters. All quarters presented below represent thirteen week periods with the exception of the quarter ended January 3, 2015, which was a fourteen week period.

Thirteen weeks ended	Net sales	Year over year quarterly sales Thirteen weeks ended	Net sales	% increase (decline)
Jun 28, 2014	$76,947	Jun 29, 2013	$67,889	13.3%
Sep 27, 2014	$67,965	Sep 28, 2013	$61,724	10.1%
Jan 3, 2015	$70,568	Dec 28, 2013	$59,735	18.1%
Apr 4, 2015	$76,388	Mar 29, 2014	$68,028	12.3%
Jul 4, 2015	$76,462	Jun 28, 2014	$76,947	(0.6)%
Oct 3, 2015	$70,648	Sep 27, 2014	$67,965	3.9%
Like most e-commerce retailers, our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. Historically, marketing through search engines provided the most efficient opportunity to reach millions of on-line auto parts buyers. We are included in search results through paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our websites. Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. We have had a history of success with our search engine marketing techniques, which gave our different websites preferred positions in search results. Search engines, like Google, revise their algorithms from time to time in an attempt to optimize their search results. During the last few years, Google has released changes to its search results ranking algorithm aimed to lower the rank of certain sites and return other sites near the top of the search results based upon the quality of the particular site as determined by Google. In some cases our unique visitor count, and therefore our financial results, were negatively impacted by the changes in methodology for how Google displayed or selected our different websites for customer search results. While we continue to address the ongoing changes to the Google methodology, during the third quarter of 2015, our unique visitor count decreased by 0.1 million, or 0.3%, to 29.3 million unique visitors compared to 29.4 million unique visitors in the third quarter of 2014 primarily due to lower organic traffic nearly offset by an increase in paid traffic. As in the past we expect Google will continue to make changes in their search engine algorithms to improve their user experience. As we are significantly dependent upon search engines for our website traffic, if we are unable to attract unique visitors, our business and results of operations will be harmed.
Barriers to entry in the automotive aftermarket industry are low, and current and new competitors can launch websites at a relatively low cost. Due to a number of factors, including the rise of online marketplaces, it is easier for a traditional offline supplier to begin selling online and compete with us. These larger suppliers have access to merchandise at lower costs, enabling them to sell products at lower prices while maintaining adequate gross margins. Our current and potential customers may also decide to purchase directly from our suppliers. Continuing increased competition from our suppliers that have access to products at lower prices than us could result in reduced sales, lower operating margins, reduced profitability, loss of market share and diminished brand recognition. In addition, some of our competitors have used and may continue to use aggressive pricing tactics. We expect that competition will further intensify in the future as Internet use and online commerce continue to grow worldwide.
Total orders for the third quarter of 2015 were higher by 2.9% compared to the third quarter of 2014 while our average order value decreased by $1, or 1.0%, for the third quarter of 2015 to $96 compared to $97 in the third quarter of 2014. Total expenses, which primarily consisted of cost of sales and operating costs, increased during the third quarter of 2015 compared to the same period in 2014. Components of our cost of sales and operating costs are described in further detail under — “Results of Operations” below.

We made positive strides towards achieving our strategic goals during fiscal year 2014 and throughout the first three quarters in fiscal year 2015 we continue to pursue strategies to support our positive sales growth and improve gross profit while reducing operating costs as percent of sales:

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

•
We continue to work towards becoming one of the best low price options in the market for aftermarket auto parts and accessories. We also continue to offer lower prices by increasing foreign sourced private label products as they are generally less expensive and we believe provide better value for the consumer. We believe our product offering will improve the conversion rate of visitors to our website, grow our revenues and improve our margins.

•
We continue to increase product selection by being the first to market with many new SKUs. We currently have over 45,000 private label SKUs and over 1.0 million branded SKUs in our product selection. We will seek to add new categories and expand our existing specialty categories. We believe continued product expansion will increase the total number of orders and contribute to our revenue growth. Additionally, we plan to continue to maintain a certain quantity of inventory in stock throughout the year to ensure consistent service levels and improve customer experience.

•
We are the consumer advocate for auto repair through AutoMD.com. We will continue to devote resources to AutoMD.com, its system development and the expansion of its repair shop network, drawing upon the proceeds from the recent sale of AutoMD common stock. We believe this resource allocation will help improve our brand recognition and contribute to our revenue growth.

•	We continue to implement cost saving measures.
Overall, we expect revenue growth and significantly reduced net loss in fiscal year 2015 compared to fiscal year 2014, due to the initiatives we have implemented and will implement through the remainder of our fiscal year. However, if the revenue growth and reduced net losses we experienced in fiscal year 2014 do not continue in fiscal year 2015 and are more negative than we expect, it could severely impact our liquidity as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. Refer to the “Liquidity and Capital Resources” section below for additional details. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If our net losses continue for longer than we expect because our strategies to return to profitability are not successful or otherwise, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations.
As we redesign our approach to attracting customers through search engines, we hope to offset much of the decline in organic visitors to our e-commerce sites by continuing to pursue revenue opportunities in third-party online marketplaces, a number of which continue to grow each year. Auto parts buyers are finding third-party online marketplaces to be a very attractive environment, for many reasons, the top five being: (1) the security of their personal information; (2) the ability to easily compare product offerings from multiple sellers; (3) transparency (consumers can leave positive or negative feedback about their experience); (4) favorable pricing; and (5) the availability of products not found in stock at brick-and-mortar stores. Successful selling in these third-party online marketplaces depends on product innovation, and strong relationships with suppliers, both of which we believe to be our core competencies.

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
Summarized segment information for our continuing operations from the two reportable segments for the periods presented is as follows (in thousands):

	Thirteen Weeks Ended
	October 3, 2015			September 27, 2014
	Base USAP	AMD	Consolidated	Base USAP	AMD	Consolidated

Net sales	$70,573	$75	$70,648	$67,885	$80	$67,965
Cost of sales	49,606	—	49,606	49,551	—	49,551
Gross profit	20,967	75	21,042	18,334	80	18,414
Operating expenses:
Marketing	9,896	788	10,684	9,648	630	10,278
General and administrative	4,236	56	4,292	3,761	1	3,762
Fulfillment	4,881	—	4,881	5,256	—	5,256
Technology	1,247	45	1,292	1,245	(17)	1,228
Amortization of intangible assets	107	8	115	106	—	106
Total operating expenses	20,367	897	21,264	20,016	614	20,630
Income (loss) from operations	600	(822)	(222)	(1,682)	(534)	(2,216)
Other income (expense):
Other income, net	8	—	8	24	—	24
Interest expense	(277)	—	(277)	(287)	—	(287)
Total other expense	(269)	—	(269)	(263)	—	(263)
Income (loss) before income taxes	331	(822)	(491)	(1,945)	(534)	(2,479)
Income tax (benefit) provision	(22)	(181)	(203)	15	—	15
Net income (loss)	$353	$(641)	$(288)	$(1,960)	$(534)	$(2,494)

Net income (loss)	$353	$(641)	$(288)	$(1,960)	$(534)	$(2,494)
Depreciation & amortization	1,539	323	1,862	1,803	410	2,213
Amortization of intangible assets	107	8	115	106	—	106
Interest expense, net	273	—	273	283	—	283
Taxes	(22)	(181)	(203)	15	—	15
EBITDA	$2,250	$(491)	$1,759	$247	$(124)	$123
Stock comp expense	$587	$33	$620	$682	$4	$686
Restructuring costs (2)	—	—	—	410	—	410
Adjusted EBITDA	$2,837	$(458)	$2,379	$1,339	$(120)	$1,219

Capital expenditures	1,636	332	1,968	887	369	1,256
Total assets, net of accumulated depreciation	73,946	6,315	80,261	71,856	1,828	73,684

	Thirty-Nine Weeks Ended
	October 3, 2015			September 27, 2014
	Base USAP	AMD	Consolidated	Base USAP	AMD	Consolidated

Net sales	$223,309	$189	$223,498	$212,717	$223	$212,940
Cost of sales	160,110	—	160,110	153,405	—	153,405
Gross profit	63,199	189	63,388	59,312	223	59,535
Operating expenses:
Marketing	30,558	2,126	32,684	29,612	1,744	31,356
General and administrative	12,800	157	12,957	12,529	3	12,532
Fulfillment	14,919	—	14,919	15,351	—	15,351
Technology	3,724	106	3,830	3,588	52	3,640
Amortization of intangible assets	321	24	345	316	—	316
Total operating expenses	62,322	2,413	64,735	61,396	1,799	63,195
Income (loss) from operations	877	(2,224)	(1,347)	(2,084)	(1,576)	(3,660)
Other income (expense):
Other income (expense), net	41	—	41	39	—	39
Interest expense	(922)	—	(922)	(784)	—	(784)
Total other expense	(881)	—	(881)	(745)	—	(745)
Loss before income taxes	(4)	(2,224)	(2,228)	(2,829)	(1,576)	(4,405)
Income tax provision (benefit)	67	(669)	(602)	68	—	68
Net loss	$(71)	$(1,555)	$(1,626)	$(2,897)	$(1,576)	$(4,473)

Net loss	$(71)	$(1,555)	$(1,626)	$(2,897)	$(1,576)	$(4,473)
Depreciation & amortization	4,571	1,047	5,618	5,554	1,279	6,833
Amortization of intangible assets	321	24	345	316	—	316
Interest expense, net	908	—	908	774	—	774
Taxes	67	(669)	(602)	68	—	68
EBITDA	$5,796	$(1,153)	$4,643	$3,815	$(297)	$3,518
Stock comp expense	$1,638	$88	$1,726	$1,682	$9	$1,691
Inventory write-down related to Carson closure (1)	—	—	—	478	—	478
Restructuring costs (2)	—	—	—	1,035	—	1,035
Adjusted EBITDA	$7,434	$(1,065)	$6,369	$7,010	$(288)	$6,722

Capital expenditures	4,974	826	5,800	3,231	1,061	4,292
Total assets, net of accumulated depreciation	73,946	6,315	80,261	71,856	1,828	73,684
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
(2) We incurred restructuring costs in 2014, related to the Company’s initiatives to reduce labor costs and improve operating efficiencies in response to the challenges in the marketplace and general market conditions. Refer to “Note 10 – Restructuring Costs” of our Notes to Consolidated Financial Statements for additional details.

Results of Operations
The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.2	72.9	71.6	72.0
Gross profit	29.8	27.1	28.4	28.0
Operating expenses:
Marketing	15.1	15.1	14.6	14.7
General and administrative	6.1	5.5	5.8	5.9
Fulfillment	6.9	7.7	6.7	7.2
Technology	1.8	1.8	1.7	1.7
Amortization of intangible assets	0.2	0.2	0.2	0.1
Total operating expenses	30.1	30.3	29.0	29.6
Loss from operations	(0.3)	(3.2)	(0.6)	(1.6)
Other income (expense):
Other income, net	—	—	—	—
Interest expense	(0.4)	(0.4)	(0.4)	(0.4)
Total other expense, net	(0.4)	(0.4)	(0.4)	(0.4)
Loss before income taxes	(0.7)	(3.6)	(1.0)	(2.0)
Income tax (benefit) provision	(0.3)	—	(0.3)	—
Net loss including noncontrolling interests	(0.4)%	(3.6)%	(0.7)%	(2.0)%
Thirteen and Thirty-Nine weeks Ended October 3, 2015 Compared to the Thirteen and Thirty-Nine weeks Ended September 27, 2014
Net Sales and Gross Margin

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	(in thousands)
Net sales	$70,648	$67,965	$223,498	$212,940
Cost of sales	49,606	49,551	160,110	153,405
Gross profit	$21,042	$18,414	$63,388	$59,535
Gross margin	29.8%	27.1%	28.4%	28.0%
Net sales increased $2,683, or 3.9%, for the third quarter of 2015 compared to the third quarter of 2014. Our net sales consisted of online sales, representing 91.2% of the total for the third quarter of 2015 (compared to 91.4% in the third quarter of 2014), and offline sales, representing 8.8% of the total for the third quarter of 2015 (compared to 8.6% in the third quarter of 2014). The net sales increase was driven by an increase of $2,291, or 3.7%, in online sales. Online sales increased primarily due to an increase in total online orders of 2.9%, higher conversion of 4.8% and increased revenue capture of 1.7%, partially offset by a 1.0% decrease in average order value. In the third quarter of 2015, our offline sales, which consist of our Kool-Vue™ and wholesale operations, increased by $391, or 6.7%, compared to the third quarter of 2014, primarily due to an increase in Kool-Vue™ sales, partially offset by a decline in sales related to the closure of the Carson warehouse.
Net sales increased $10,558, or 5.0%, for the thirty-nine weeks ended October 3, 2015 ("YTD Q3 2015") compared to the thirty-nine weeks ended September 27, 2014 ("YTD Q3 2014"). Our net sales consisted of online sales, representing 90.8% of the total net sales for both the YTD Q3 2015 and the YTD Q3 2014, and offline sales, representing 9.2% of the total for both the YTD Q3 2015 and the YTD Q3 2014. The net sales increase was driven by an increase of $9,671, or 5.0%, in online sales. Online sales increased primarily due to an increase in average order value of 2.1%, and an increase of 3.6% in conversion, partially offset by a decrease in traffic of 1.5%. During the YTD Q3 2015 our offline sales, which consist of our Kool-Vue™ and wholesale operations, increased by $887, or 4.5%, compared to the YTD Q3 2014, primarily due to an increase in Kool-Vue™ sales, partially offset by a decline in sales related to the closure of the Carson warehouse.
Gross profit increased $2,628 or 14.3%, and $3,853 or 6.5% in the third quarter and YTD Q3 2015, respectively, compared to the same periods of 2014. Gross margin rate increased 2.7% to 29.8% in the third quarter of 2015 compared to 27.1% in the third quarter of 2014, while gross margin rate increased 0.4% to 28.4% in YTD Q3 2015 compared to 28.0% in YTD Q3 2014. Gross margin rate increased for the third quarter and YTD Q3 2015 primarily due to a favorable mix shift of private label sales compared to last year as well as strategic pricing initiatives, freight efficiencies and lower shipping supply costs, partially offset by lower margin in our offline revenue and the unfavorable impact to last year's margin due to the restructuring charges related to the distribution facility closure in Carson California.
Marketing Expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	(in thousands)
Marketing expense	$10,684	$10,278	$32,684	$31,356
Percent of net sales	15.1%	15.1%	14.6%	14.7%
Total marketing expense increased $406, or 4.0%, for the third quarter of 2015 compared to the third quarter of 2014. Online advertising expense, which includes catalog costs, was $5,007, or 7.8%, of online sales compared to $4,458, or 7.2%, of online sales for the prior year period. Online advertising expense increased in the third quarter of 2015 primarily due to our non-catalog online adverting expenses, which includes listing and placement fees paid to commercial and search engine websites, of $4,712, or 6.7%, of net sales compared to $3,857, or 5.7% of net sales in the third quarter of 2014. This increase relates primarily to the increase in the proportion of paid traffic compared to organic traffic. Marketing expense, excluding online advertising, was $5,677, or 8.0%, of net sales compared to $5,821, or 8.6%, of net sales for the same period last year. The decrease was primarily due to a decrease in depreciation and amortization of $496 partially offset by increased overhead of $216 and higher labor cost of $136. As a percent of net sales, total marketing expense during the third quarter of 2015 was flat compared to the third quarter of 2014.
Total marketing expense increased $1,328, or 4.2%, for YTD Q3 2015 compared to YTD Q3 2014. Online advertising expense, which includes catalog costs, was $15,315, or 7.5%, of online sales for YTD Q3 2015, compared to $13,860, or 7.2%, of online sales for YTD Q3 2014. Online advertising expense increased for YTD Q3 2015 primarily due to increases in our non-catalog online adverting expenses to $14,166, or 6.3%, of net sales compared to $12,152, or 5.7% of net sales for the same period last year primarily due to the increase in the proportion of paid traffic compared to organic traffic. Marketing expense, excluding online advertising, was $17,370, or 7.8%, of net sales for YTD Q3 2015, compared to $17,496, or 8.2%, of net sales for YTD Q3 2014. As a percent of net sales, total marketing expense during the YTD Q3 2015 was slightly lower compared to YTD Q3 2014.

General and Administrative Expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	(in thousands)
General and administrative expense	$4,292	$3,762	$12,957	$12,532
Percent of net sales	6.1%	5.5%	5.8%	5.9%
General and administrative expense increased $530, or 14.1%, for the third quarter of 2015 and increased $425, or 3.4%, for YTD Q3 2015, compared to the same periods in 2014, primarily due to increased overhead costs.

Fulfillment Expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	(in thousands)
Fulfillment expense	$4,881	$5,256	$14,919	$15,351
Percent of net sales	6.9%	7.7%	6.7%	7.2%
Fulfillment expense decreased $375, or 7.1%, and $432, or 2.8%, for the third quarter of 2015 and YTD Q3 2015, respectively, compared to the third quarter of 2014 and YTD Q3 2014, respectively, primarily due to decreased overhead costs. Overhead was higher during the third quarter of 2014 primarily due to the transfer of inventory from the Carson warehouse to our other two distribution centers.
Technology Expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	(in thousands)
Technology expense	$1,292	$1,228	$3,830	$3,640
Percent of net sales	1.8%	1.8%	1.7%	1.7%
Technology expense increased $64, or 5.2%, and increased $190, or 5.2% for the third quarter of 2015 and YTD Q3 2015, respectively, compared to the third quarter of 2014 and YTD Q3 2014, respectively. The year to date increase was primarily due to higher computer support costs while technology expense remained flat to last year as a percent of net sales.
Amortization of Intangible Assets

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	(in thousands)
Amortization of intangible assets	$115	$106	$345	$316
Percent of net sales	0.2%	0.2%	0.2%	0.1%
Amortization of intangible assets remained flat as a percent of net sales for the third quarter of 2015 when compared to the same period in the prior year.
Total Other Expense, Net

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	(in thousands)
Other expense, net	$(269)	$(263)	$(881)	$(745)
Percent of net sales	(0.4)%	(0.4)%	(0.4)%	(0.4)%
Total other expense, net increased $6, or 2.3%, and $136, or 18.3%, for the third quarter of 2015 and YTD Q3 2015, respectively, compared to the third quarter of 2014 and YTD Q3 2014, respectively. The year to date increase was primarily due to higher loan interest costs due to a higher revolver balance.

Income Tax Provision

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	(in thousands)
Income tax (benefit) provision	$(203)	$15	$(602)	$68
Percent of net sales	(0.3)%	—%	(0.3)%	—%
For the thirteen and thirty-nine weeks ended October 3, 2015, the effective tax rate for the Company was 41.3% and 27.0%, respectively. The Company’s effective tax rate for the thirteen and thirty-nine weeks ended October 3, 2015 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses which was partially offset by the tax benefit resulting from the reduction of excess book basis in the Company’s investment in AutoMD over its tax basis related to the sale of seven million shares of AutoMD stock in October 2014 (Refer to “Note 9 - AutoMD” of our Notes to Consolidated Financial Statements for additional details). At October 3, 2015, the Company has a deferred tax liability related to this basis difference of $939. For the thirteen and thirty-nine weeks ended September 27, 2014, the effective tax rate for the Company was (0.6)% and (1.5)%, respectively. The Company’s effective tax rate for the thirteen and thirty-nine weeks ended September 27, 2014 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses.

Foreign Currency
The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations. See additional information in “Foreign Currency Risk” below in Item 3.

Liquidity and Capital Resources
Sources of Liquidity
During the thirty-nine weeks ended October 3, 2015 and September 27, 2014, we funded our operations with cash generated from operations as well as through borrowing under our credit facility. We had cash of $5,676 and short-term investments of $63 as of October 3, 2015, representing a $1,977 decrease from $7,653 of cash as of January 3, 2015 and a $1 increase from $62 of short-term investments as of January 3, 2015. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and debt financing will be sufficient to finance our operational cash needs through at least the next twelve months (see “Debt and Available Borrowing Resources” below).
As of October 3, 2015, our credit facility provided for a revolving commitment of up to $25,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment (see “Debt and Available Borrowing Resources” below).
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
Working Capital
As of October 3, 2015 and January 3, 2015, our working capital was $13,529 and $14,645, respectively. Our revolving loan does not require principal payments, however it is classified as current due to certain U.S. GAAP requirements (see “Debt and Available Borrowing Resources” below for further details). The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the thirty-nine weeks ended October 3, 2015 and September 27, 2014 (in thousands):

	Thirty-Nine Weeks Ended
	October 3, 2015	September 27, 2014
Net cash provided by operating activities	$7,348	$710
Net cash used in investing activities	(5,812)	(4,366)
Net cash used in financing activities	(3,463)	4,090
Effect of exchange rate changes on cash	(50)	3
Net change in cash and cash equivalents	$(1,977)	$437
Operating Activities
Cash provided by operating activities is primarily comprised of net loss, adjusted for non-cash activities such as depreciation and amortization expense, amortization of intangible assets and share-based compensation expense. These non-cash adjustments represent charges reflected in net loss and, therefore, to the extent that non-cash items increase or decrease our operating results, there will be no corresponding impact on our cash flows. Net loss adjusted for non-cash adjustments to operating activities was $5,439 for the thirty-nine weeks ended October 3, 2015 (adjusted for non-cash charges primarily related to depreciation and amortization expense of $5,618 and share-based compensation expense of $1,726), compared to net loss adjusted for non-cash adjustments to operating activities of $4,467 for the thirty-nine weeks ended September 27, 2014 (adjusted for non-cash charges primarily consisting of depreciation and amortization expense of $6,833 and shared based compensation of $1,691). After excluding the effects of the non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities.

•
Accounts receivable decreased to $3,543 at October 3, 2015 from $3,804 at January 3, 2015, resulting in a decrease in operating assets and reflecting a cash inflow of $261 for the thirty-nine weeks ended October 3, 2015. Accounts receivable decreased primarily due to decreases in trade and credit card receivables due related to timing of collections during the year end holiday season. For the thirty-nine weeks ended September 27, 2014, cash inflow related to the change in accounts receivable was $1,071.

•
Inventory decreased to $46,185 at October 3, 2015 from $48,362 at January 3, 2015, resulting in a decrease in operating assets and reflecting a cash inflow of $2,177 for the thirty-nine weeks ended October 3, 2015. We expect to maintain our current level of inventory during the remainder of 2015. For the thirty-nine weeks ended September 27, 2014, cash outflow related to the change in inventory was $7,830.

•
Accounts payable and accrued expenses decreased to $32,273 at October 3, 2015 compared to $33,109 at January 3, 2015, resulting in a decrease in operating liabilities and reflecting a cash outflow of $460 for the thirty-nine weeks ended October 3, 2015. Accounts payable and accrued expenses decreased primarily due to the decrease in accounts payable of $560. Accounts payable and accrued expenses fluctuates from period-to-period due to the amount of our revenues and the related purchases and the timing of our payments. For the thirty-nine weeks ended September 27, 2014, cash inflow related to the change in accounts payable and accrued expenses was $2,869.

Investing Activities
For the thirty-nine weeks ended October 3, 2015 and September 27, 2014, net cash used in investing activities was primarily the result of increases in property and equipment ($5,800 and $4,292, respectively), which are mainly related to capitalized website and software development costs. We expect our capital expenditures to increase over the next twelve months as we continue to invest in our customer experience and long term value initiatives.
Financing Activities
For the thirty-nine weeks ended October 3, 2015, net cash used in financing activities was primarily due to net payments made on our revolving loan payable of $2,730. For the thirty-nine weeks ended September 27, 2014, net cash used in financing activities was primarily due to net draws made on outstanding debt, totaling $4,095.
Debt and Available Borrowing Resources

Total debt was $19,120 as of October 3, 2015 (comprised of capital lease payable and revolving loan payable), compared to $20,561 (comprised of capital lease payable and revolving loan payable) as of January 3, 2015. The decrease was primarily due to a reduction in the amount outstanding under our line of credit from January 3, 2015 to October 3, 2015.
The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $25,000, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. Upon satisfaction of certain conditions, the Company has the right to increase the revolving commitment to up to $40,000. The Company, to date, has not requested such an increase. The Credit Facility matures on April 26, 2017. At October 3, 2015, our outstanding revolving loan balance was $8,291. The customary events of default under the Credit Facility (discussed below) include certain subjective acceleration clauses. Management has determined the likelihood of an acceleration is more than remote, considering the recurring losses experienced by the Company. As a result, outstanding borrowings under the Credit Facility have been classified as a current liability.

On March 24, 2015, the Company and JPMorgan Chase Bank, N.A. (“JPMorgan”) entered into an amendment to the Credit Agreement pursuant to which the aggregate principal amount of indebtedness that is permitted related to capital leases was increased from $1,000 to $1,500.
Loans drawn under the Credit Agreement bear interest, at the Company’s option, at a per annum rate equal to either (a) one month LIBOR plus an applicable margin of 2.25%, or (b) an “alternate prime base rate” plus an applicable margin of 0.25%. Subsequent to June 30, 2016, each applicable margin as set forth in the prior sentence is subject to reduction by up to 0.50% per annum based upon the Company’s fixed charge coverage ratio. At October 3, 2015, the Company’s LIBOR based interest rate was 2.50% (on $8,250 principal) and the Company’s prime based rate was 3.50% (on $41 principal). A commitment fee, based upon undrawn availability under the Credit Agreement bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $4,000 as defined, and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $5,000 at all times. Beginning on July 1, 2016, in the event that “excess availability,” as defined under the Credit Agreement, is less than $2,000 the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0.

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

Contractual Obligations
The following table sets forth our contractual cash obligations and commercial commitments as of October 3, 2015:

	Payment Due By Period (in thousands)
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$2,874	$384	$1,472	$836	$182
Capital lease obligations (2)	19,429	321	2,564	2,536	14,008

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
There were no significant changes to our critical accounting policies during the thirty-nine weeks ended October 3, 2015. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations (for further detail refer to our Annual Report on Form 10-K that we filed with the SEC on March 20, 2015):

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial commodity market prices and rates. We are exposed to market risk primarily in the area of changes in U.S. interest rates and conditions in the credit markets. We also have some exposure related to foreign currency fluctuations. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We do not have any derivative financial instruments as of October 3, 2015. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities and mutual funds that hold debt securities.
Interest Rate Risk. Our investment securities generally consist of mutual funds. As of October 3, 2015, our investments were comprised of $63 of investments in mutual funds that primarily hold debt securities.
As of October 3, 2015, we had a balance of $8,291 outstanding under a revolving loan under our credit facility. The interest rate on this loan is computed based on a LIBOR and Prime loan rate, adjusted by features specified in our loan agreement. At our debt level as of October 3, 2015, a 100 basis point increase in interest rates would not materially affect our earnings and cash flows. If, however, we are unable to meet the covenants in our loan agreement, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate. There can be no assurance that any renegotiated terms of credit would not materially impact our earnings. At October 3, 2015, our LIBOR based interest rate was 2.50% per annum (on $8,250 principal) and our Prime based rate was 3.50% per annum (on $41 principal). Refer to additional discussion in Item 2, under the caption “Liquidity and Capital Resources – Debt and Available Borrowing Resources” and in “Note 3 – Borrowings” of the Notes to Consolidated Financial Statements (Unaudited), included in Part I, Item 1 of this report.
Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. dollar weakens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. dollar strengthens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos, and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, a fluctuation of 10% in the Peso/U.S. dollar exchange rate would have approximately a $777 impact on our Philippine operating expenses for the thirty-nine weeks ended October 3, 2015. During fiscal year 2014, we hedged a portion of our forecasted foreign currency exposure associated with operating expenses incurred in the Philippines. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. As of January 3, 2015 and October 3, 2015, we had no hedges in place. We are evaluating our options on how to manage this risk and considering various methods to mitigate such risk. Our Canadian website sales are denominated in Canadian dollars; however, fluctuations in exchange rates from these operations are only expected to have a nominal impact on our operating results due to the relatively small number of sales generated in Canada. We believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.
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
Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. Search engines, shopping comparison sites and other online sources have in the past, and will continue to revise their algorithms from time to time in an attempt to optimize their search results. For example, search engines, like Google, revise their algorithms regularly in an attempt to optimize their search results. During the past few years, we have been negatively impacted by the changes in methodology for how Google displayed or selected our different websites for customer search results, which has reduced our unique visitor count and adversely affected our financial results. While we continue to address the ongoing changes to the Google methodology, during the third quarter of 2015 our unique visitor count decreased by

0.1 million, or 0.3%, to 29.3 million unique visitors compared to 29.4 million unique visitors in the third quarter of 2014 primarily due to lower organic traffic partially offset by an increase in paid traffic. If other search engines, shopping comparison sites or similar online sources on which we rely for website traffic were to modify their general methodology for how they display or select our websites in a manner similar to the changes made by Google, or if Google continues to make changes to its search results ranking algorithms that cause those algorithms to interact with our platform in a manner that continues to reduce our unique visitors count, even fewer consumers may click through to our websites, and our financial results could be further adversely affected.
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
* During YTD Q3 2015, our net losses continued, and our net losses may continue for the remainder of fiscal year 2015.
During YTD Q3 2015, we incurred a net loss of $827, compared to a net loss of $4,473 for YTD Q3 2014. While we achieved net income of $8 during the third quarter of fiscal 2015, our net losses may continue for the remainder of fiscal year 2015, although at a lower level than in 2014. If these negative trends continue, they could severely impact our liquidity, as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If the net losses we have experienced continues for longer than we expect because our strategies to return to positive sales growth and profitability are not successful, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.
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
The automotive industry in general has been subject to a large number of product liability claims due to the nature of personal injuries that result from car accidents or malfunctions. As a distributor of auto parts, including parts obtained overseas, we could be held liable for the injury or damage caused if the products we sell are defective or malfunction regardless of whether the product manufacturer is the party at fault. While we carry insurance against product liability claims, if the damages in any given action were high or we were subject to multiple lawsuits, the damages and costs could exceed the limits of our insurance coverage or prevent us from obtaining coverage in the future. If we were required to pay substantial damages as a result of these lawsuits, it may seriously harm our business and financial condition. Even defending against unsuccessful claims could cause us to incur significant expenses and result in a diversion of management’s attention. In addition, even if the money damages themselves did not cause substantial harm to our business, the damage to our reputation and the brands offered on our websites could adversely affect our future reputation and our brand, and could result in a decline in our net sales and profitability.
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
Our top ten suppliers represented 42.8% of our total product purchases during the thirty-nine weeks ended October 3, 2015. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.
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
We acquire a majority of our products from manufacturers and distributors located in Taiwan and China. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner or provide us with customary indemnification protection against third party claims similar to some of our U.S. suppliers.
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
For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on our distributors to manage inventory, process orders and distribute those products to our customers in a timely manner. For the thirty-nine weeks ended October 3, 2015, our product purchases from three drop-ship suppliers represented 12.2% of our total product purchases. If we do not maintain our existing relationships with these suppliers and our other distributors on acceptable commercial terms, we will need to obtain other suppliers and may not be able to continue to offer a broad selection of merchandise at competitive prices, and our sales may decrease.
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
If our fulfillment operations are interrupted for any significant period of time or are not sufficient to accommodate increased demand, our sales could decline and our reputation could be harmed.
Our success depends on our ability to successfully receive and fulfill orders and to promptly deliver our products to our customers. The majority of orders for our auto body parts products are filled from our inventory in our distribution centers, where all our inventory management, packaging, labeling and product return processes are performed. Increased demand and other considerations may require us to expand our distribution centers or transfer our fulfillment operations to larger facilities in the future. If we do not successfully expand our fulfillment capabilities in response to increases in demand, our sales could decline.
In addition, our distribution centers are susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failures, terrorist attacks, acts of war, break-ins, earthquakes and similar events. We do not currently maintain back-up power systems at our fulfillment centers. We do not presently have a formal disaster recovery plan and our business interruption insurance may be insufficient to compensate us for losses that may occur in the event operations at our fulfillment center are interrupted. Any interruptions in our fulfillment operations for any significant period of time, including interruptions resulting from the expansion of our existing facilities or the transfer of operations to a new facility, could damage our reputation and brand and substantially harm our business and results of operations and alternate arrangements may increase the cost of fulfillment.
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
Since the completion of our initial public offering in February 2007 through October 3, 2015, the trading price of our common stock has been volatile, ranging from a high of $12.61 per share to a low per share of $0.91. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.
* Our common stock may be delisted from the NASDAQ Global Market (“Nasdaq”) if we are unable to maintain compliance with Nasdaq’s continued listing standards.
NASDAQ imposes, among other requirements, continued listing standards including minimum bid and public float requirements. The price of our common stock must trade at or above $1.00 to comply with NASDAQ's minimum bid requirement for continued listing on the NASDAQ. If our stock trades at bid prices of less than $1.00 for a period in excess of 30 consecutive business days, the NASDAQ could send a deficiency notice to us for not remaining in compliance with the minimum bid listing standards. During the YTD Q3 2015 and fiscal year 2014, our common stock never traded below $1.00. At certain times during the third quarter of 2013, our common stock traded below $1.00 per share at closing before it returned to trading at or above $1.00 to comply with NASDAQ's minimum bid requirement for continued listing on the NASDAQ, however, at no time did such period exceed 30 consecutive business days. If the closing bid price of our common stock fails to meet NASDAQ's minimum closing bid price requirement, or if we otherwise fail to meet any other applicable requirements of the NASDAQ and we are unable to regain compliance, NASDAQ may make a determination to delist our common stock.
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
As of October 3, 2015, our executive officers and directors and certain related parties and entities that are affiliated with them beneficially owned in the aggregate approximately 52.0% of our outstanding shares of stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to significantly influence our management and affairs and control matters requiring stockholder approval including the election of our entire Board of Directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.
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

•	our ability to successfully sell our products through third-party online marketplaces or the effects of any price increases in those marketplaces;

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
While management has concluded that our internal controls over financial reporting were effective as of October 3, 2015, we have in the past, and could in the future, have a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.
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

The growing political and scientific sentiment is that global weather patterns are being influenced by increased levels of greenhouse gases in the earth’s atmosphere. This growing sentiment and the concern over climate change have led to legislative and regulatory initiatives aimed at reducing greenhouse gas emissions. Moreover, warmer weather conditions could result in a decrease in demand for auto parts in general. Proposals that would impose mandatory requirements on greenhouse gas emissions continue to be considered by policy makers in the United States. Laws enacted that directly or indirectly affect our suppliers (through an increase in the cost of production or their ability to produce satisfactory products) or our business (through an impact on our inventory availability, cost of sales, operations or demand for the products we sell) could adversely affect our business, financial condition, results of operations and cash flows. Significant increases in fuel economy requirements or new federal or state restrictions on emissions of carbon dioxide that may be imposed on vehicles and automobile fuels could adversely affect demand for vehicles, annual miles driven or the products we sell or lead to changes in automotive technology. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers. Our inability to respond to changes in automotive technology could adversely impact the demand for our products and our business, financial condition, results of operations or cash flows.
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

Date:	November 4, 2015	U.S. AUTO PARTS NETWORK, INC.

		By:	/s/ Shane Evangelist
Shane Evangelist
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Neil T. Watanabe
Neil T. Watanabe
Chief Financial Officer
(Principal Financial Accounting Officer)