Form 10-K
period 2016-01-02
U.S. Auto Parts Network, Inc.
filed 2016-03-11
CIK 1378950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of July 4, 2015 was approximately $39.5 million (based on the closing sales price of the registrant’s common stock on that date). For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 4, 2016, there were 34,621,055 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our proxy statement for the 2016 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

U.S. AUTO PARTS NETWORK, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 2, 2016

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
Overview
We are a leading online provider of automotive aftermarket parts and repair information. Our vision is that vehicle repairs and upgrades are easy and affordable. Our mission is to provide an exceptionally easy experience for our customers. Our mantra is "make it easy for our customers." Our five core values are: customer focus, teamwork, integrity, quality, and continuous improvement.
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
We principally sell our products, identified as stock keeping units (“SKUs”), to individual consumers through our network of websites and online marketplaces. Our user-friendly websites provide customers with a comprehensive selection of over 1.0 million SKUs with detailed product descriptions, attributes and photographs. We have developed a proprietary product database that maps our SKUs to product applications based on vehicle makes, models and years.
Our online sales channel and relationships with suppliers enable us to eliminate intermediaries in the traditional auto parts supply chain and to offer a broader selection of SKUs than can easily be offered by offline competition.
We were incorporated in California in 1995 as a distributor of aftermarket auto parts and launched our first website in 2000. We reincorporated in Delaware in 2006 and expanded our online operations, increasing the number of SKUs sold through our e-commerce network, adding additional websites, improving our internet marketing proficiency, and commencing sales on online marketplaces. Like most e-commerce retailers, our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. Historically, marketing through search engine optimization provided the most efficient opportunity to reach online auto part buyers. In order to improve our business, we worked towards enhancing the process of consolidation and implementing improvements to our multiple websites in order to improve our search ranking through the increased use of paid search advertising and pursued opportunities in third-party online marketplaces. Our efforts to improve the website purchase experience for our online customers have included our efforts to:

(1) help our customers find the parts they want to buy through a customized and guided shopping experience specific to key part names; (2) increase order size across our sites through improved recommendation engines; and (3) provide leading customer service and product support.
We intend to continue to implement strategies designed to build and increase our customer lifetime value by focusing on increasing gross profit per transaction, transaction attachment rate, repeat purchases and conversion.
In October 2008, we acquired AutoMD.com for the purpose of developing content and a user community to educate consumers on maintenance and service of their vehicles. The site provides auto information, with tools for diagnosing car troubles, locating repair shops, estimating the cost of repairs, accessing recalls and technical service bulletins, reading do-it-yourself (“DIY”) repair guides, and getting questions answered in the automotive enthusiast community forum. Currently, AutoMD estimates auto repair costs to help consumers understand the costs and time involved in selected repairs and to improve the consumer’s experience when getting their vehicle serviced. In 2013, we launched our AutoMD Insta-Quotes! program. In locations where service shops were selected to participate in the AutoMD Insta-Quotes! program, AutoMD provides real-time price estimates specific to each participating shop. In locations without the AutoMD Insta-Quotes! program, AutoMD provides general estimates based on industry standard parts and labor data as available for the consumer’s location. In October 2014, we sold a noncontrolling interest in AutoMD to outside investors and certain of our existing shareholders. We are using this investment primarily to help grow the number of repair shops participating in the AutoMD Insta-Quotes! program, with the goal of establishing AutoMD as the preferred resource for vehicle repair information for consumers.
In August 2010, we acquired all of the issued and outstanding shares of Automotive Specialty Accessories and Parts, Inc. and its wholly-owned subsidiary Whitney Automotive Group, Inc. (referred to herein as “WAG”), at the time, the nation’s leading catalog and internet direct marketer of automotive aftermarket performance parts and accessories. The acquisition of WAG allowed us to expand of our product line, which increased our ability to reach customers in the DIY automobile and off-road accessories market. 2015 marked the 100 year anniversary of JC Whitney and we celebrated this milestone with a centennial celebration and other promotional events throughout the year.
Our flagship websites are located at www.autopartswarehouse.com, www.carparts.com, www.jcwhitney.com and www.AutoMD.com and our corporate website is located at www.usautoparts.net.
We report on a 52/53-week fiscal year, ending on the Saturday nearest the end of December. References to 2015 relate to the 52-week fiscal year ended January 2, 2016. References to 2014 relate to the 53-week fiscal year ended January 3, 2015. References to 2013 relate to the 52-weeks ended December 28, 2013.
Our Products
We offer a broad selection of aftermarket auto parts. We continually refine our product offering by introducing new brands and parts categories, while discontinuing low-selling brands and SKUs. We broadly classify our products into three subcategories by function: collision parts serving the body repair segment, engine parts to serve the replacement/wear parts market and performance parts and accessories.
Collision Parts. The collision parts category is primarily comprised of parts for the exterior of an automobile. Our parts in this category are typically replacement parts for original body parts that have been damaged as a result of a collision or through general wear and tear. The majority of these products are sold through our websites. In addition, we sell an extensive line of mirror products, including our own private-label brand called Kool-Vue™, which are marketed and sold as aftermarket replacement parts and as upgrades to existing parts.
Engine Parts. The engine parts category is comprised of engine and chassis components as well as other mechanical and electrical parts. These parts serve as replacement parts for existing engine parts and are generally used by professionals and do-it-yourselfers for engine and mechanical maintenance and repair.
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
Stock-and-Ship Fulfillment. Our stock-and-ship products are sourced primarily from manufacturers and other suppliers located in Asia and in the U.S. and are stored in one of our distribution centers in Chesapeake, Virginia or LaSalle, Illinois. All products received into our distribution centers are entered into our inventory management systems, allowing us to closely monitor inventory availability. We consider a number of factors in determining which items to stock in our distribution centers, including which products can be purchased at a meaningful discount to domestic prices for similar items, which products have historically sold in high volumes, and which products may be out of stock when we attempt to fulfill via drop-ship.
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
Suppliers
We source our products from two primary regions: (1) our private label product sourced primarily through manufacturers and distributors in the Asia-Pacific region, and (2) our branded product sourced primarily through drop-ship manufacturers and distributors located in the United States.

Private Label Product. Our private label suppliers offer products which are generally less expensive and we believe provide better value for our consumers. As a result, our mix shift towards private label product has continued to increase on a year-over-year basis. We stock-and-ship our private label products in our distribution centers. We currently have over 50,000 private label SKUs in our product selection.

Branded Product. We have developed and implemented application programming interfaces with the majority of our branded, drop ship suppliers that allow us to electronically transmit orders, check inventory availability, and receive the shipment tracking information which is easily passed on to our customers. We are a significant customer for many of our drop-ship vendors and have long standing relationships and contracts with many of these suppliers. For the fiscal year ended January 2, 2016, three of our drop-ship vendors accounted for approximately 11% of our total product purchases. We currently have over 1.0 million branded SKUs in our product selection.
Marketing
Our online marketing efforts are designed to attract visitors to our websites, convert visitors into purchasing customers and encourage repeat purchases among our existing customer base. We use a variety of marketing methods, including online marketing methods to attract visitors, which include paid search advertising, search engine optimization, affiliate programs, e-mail marketing, print catalogues and inclusion in online shopping engines. To convert visitors into paying customers, we periodically run promotions for discounted products. We seek to create cross-selling opportunities by displaying complementary and related products available for sale throughout the purchasing process. We utilize several marketing techniques, including targeted e-mails about specific vehicle promotions, to increase customer awareness of our products.

International Operations
In April 2007, we established offshore operations in the Philippines. Our offshore operations allow us to access a workforce with the necessary technical skills at a significantly lower cost than comparably experienced U.S.-based professionals. Our offshore operations are responsible for a majority of our website development, catalog management, and back office support. Our offshore operations also house our main call center. We had 768 employees in the Philippines as of January 2, 2016. In addition to our operations in the Philippines, we have a Canadian subsidiary; the subsidiary currently has no operations or employees. We primarily source our private label product from suppliers in the Asia-Pacific region.
Competition
The auto repair information and parts industry is competitive and highly fragmented, with products distributed through multi-tiered and overlapping channels. We compete with both online and offline retailers who offer original equipment manufacturer (“OEM”), aftermarket and private label parts to either the DIY or do-it-for-me (“DIFM”) customer segments. Current or potential competitors include the following:

•	national auto parts retailers such as Advance Auto Parts, AutoZone, Napa Auto Parts, CarQuest, O’Reilly Automotive and Pep Boys;

•	large online marketplaces such as Amazon.com and sellers on eBay;

•	other online retailers of automotive products and auto repair information websites;

•	local independent retailers or niche auto parts retailers;

•	wholesale aftermarket auto parts distributors such as LKQ Corporation; and

•	manufacturers, brand suppliers and other distributors selling online directly to consumers.
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
Government Regulation
We are subject to federal and state consumer protection laws, including laws protecting the privacy of customer non-public information and the handling of customer complaints and regulations prohibiting unfair and deceptive trade practices. The growth and demand for online commerce has and may continue to result in more stringent consumer protection laws that impose additional compliance burdens on online companies. These laws may cover issues such as user privacy, spyware and the tracking of consumer activities, marketing e-mails and communications, other advertising and promotional practices, money transfers, pricing, product safety, content and quality of products and services, taxation, electronic contracts and other communications and information security. In addition, most states have passed laws that prohibit or limit the use of aftermarket auto parts in collision repair work and/or require enhanced disclosure or vehicle owner consent before using aftermarket auto parts in such repair work and additional legislation of this kind may be introduced in the future.
There is also great uncertainty over whether or how existing laws governing issues such as sales and other taxes, auctions, libel and personal privacy apply to the Internet and commercial online services. These issues may take years to resolve. For example, tax authorities in a number of states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes or regulatory restrictions on our business. These taxes or restrictions could have an adverse effect on our cash flows and results of operations. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.
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
Employees
As of January 2, 2016, we had 316 employees in the United States and 768 employees in the Philippines for a total of 1,084 employees. None of our employees are represented by a labor union, and we have never experienced a work stoppage.
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

Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. Search engines, shopping comparison sites and other online sources have in the past, and will continue to revise their algorithms from time to time in an attempt to optimize their search results. For example, search engines, like Google, revise their algorithms regularly in an attempt to optimize their search results. During the past few years, we have been negatively impacted by the changes in methodology for how Google displayed or selected our different websites for customer search results, which has reduced our unique visitor count and adversely affected our financial results. While we continue to address these ongoing challenges during fiscal 2015 our unique visitor count decreased by 3.1 million, or 2.6%, to 116.7 million unique visitors compared to 119.8 million unique visitors in 2014 primarily due to there being 53 weeks in fiscal 2014, compared to 52 weeks in fiscal 2015. Excluding the 53rd week, the level of unique visitors was essentially flat. While we have been able to offset some of the decrease in our organic traffic through increases in paid search traffic, there is no guarantee we will be able to continue to increase our paid traffic at the same levels in the future. In addition, if other search engines, shopping comparison sites or similar online sources on which we rely for website traffic were to modify their general methodology for how they display or select our websites in a manner similar to the changes made by Google, or if Google continues to make changes to its search results ranking algorithms that cause those algorithms to interact with our platform in a manner that continues to reduce our unique visitors count, even fewer consumers may click through to our websites, and our financial results could be further adversely affected.
Similarly, if any free search engine or shopping comparison site on which we rely begins charging fees for listing or placement, or if one or more of the search engines, shopping comparison sites and other online sources on which we rely for purchased listings, increases their fees, modifies or terminates its relationship with us, our expenses could rise, we could lose customers and traffic to our websites could decrease.
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
During fiscal 2015, our net losses continued, and our net losses may continue into fiscal year 2016.
During fiscal 2015, we incurred a net loss of $1,281, compared to a net loss of $6,879 for fiscal 2014. If our net losses continue, they could severely impact our liquidity, as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. In such case, there can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If the net losses we have experienced continue for longer than we expect because our strategies to return to positive sales growth and profitability are not successful, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.
Our operations are restricted by our credit agreement, and our ability to borrow funds under our credit facility is subject to a borrowing base.

We maintain an asset-based revolving credit facility with JPMorgan Chase Bank (the “Credit Agreement”) that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30 million subject to a borrowing base derived from certain of our receivables, inventory and property and equipment. Our Credit Agreement includes a number of restrictive covenants. These covenants could impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. Specifically, such covenants restrict our ability and, if applicable, the ability of our subsidiaries to, among other things:

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
Restrictions in our Credit Agreement could also prevent us from satisfying certain of our contingent obligations set forth in the documents we entered into in connection with AutoMD’s sale of common stock. For example, in order for us to be able to consummate the purchase of two million shares of AutoMD common stock as required by the terms of the purchase agreement we entered into with AutoMD, which would be triggered in the event that AutoMD fails to meet specified cash balances and numbers of approved auto repair shops submitting a quotation on AutoMD’s website, at the time such obligation is triggered we must have excess availability to borrow under the credit agreement of at least $2.4 million (subject to adjustment based on the Company's revolving commitment). In addition, in order for us to be able to reimburse AutoMD for legal expenses incurred by AutoMD in connection with proceedings related to AutoMD’s intellectual property, which we could be required to do for a period of three years, at the time of such reimbursement we must have excess availability to borrow under the credit agreement of at least $2.4 million (subject to adjustment based on the Company's revolving commitment). In the event that restrictions in our Credit Agreement cause us to breach our contractual obligations under the documents we entered into in connection with AutoMD’s sale of common stock, we could be sued for breach of contract, be liable for damages to other investors in AutoMD, and AutoMD’s support from its strategic investors could be compromised, each of which could have a material adverse effect on our financial condition and results of operations.
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
Additionally, outstanding indebtedness has or may have important consequences, including the following:

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
We review our long-lived assets for impairment annually, or when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered are changes in circumstances indicating that the carrying value of our assets may not be recoverable include a decrease in future cash flows. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our assets is determined, resulting in an impact on our results of operations. For example, during the second quarter of 2013, we recorded an impairment charge on property and equipment of $4.8 million and on intangible assets of $1.3 million.
We are highly dependent upon key suppliers.
Our top ten suppliers represented approximately 44% of our total product purchases during fiscal 2015. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.
For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For fiscal 2015, our product purchases from three drop-ship suppliers represented approximately 11% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.
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

In addition, because many of our suppliers are outside of the United States, additional factors could interrupt our relationships or affect our ability to acquire the necessary products on acceptable terms, including:

•	political, social and economic instability and the risk of war or other international incidents in Asia or abroad;

•	fluctuations in foreign currency exchange rates that may increase our cost of products;

•	tariffs and protectionist laws and business practices that favor local businesses;

•	difficulties in complying with import and export laws, regulatory requirements and restrictions;

•	natural disasters and public health emergencies;

•	import shipping delays resulting from foreign or domestic labor shortages, slow downs, or stoppage; and

•	the failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property.
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
We rely on third parties for the shipment of our products and we cannot be sure that these relationships will continue on terms favorable to us, or at all. Shipping costs have increased from time to time, and may continue to increase, and we may not be able to pass these costs directly to our customers. These increased shipping costs could harm our business, prospects, financial condition and results of operations by increasing our costs of doing business and reducing gross margins which could negatively affect our operating results. In particular, we utilize a variety of shipping methods for both inbound and outbound logistics. For inbound logistics, we rely on trucking and ocean carriers and any increases in fees that they charge could adversely affect our business and financial condition. For outbound logistics, we rely on ‘‘Less-than-Truckload’’ (‘‘LTL’’) and parcel freight based upon the product and quantities being shipped and customer delivery requirements. Any increases in fees or any increased use of LTL would increase our shipping costs which could negatively affect our operating results.
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
In addition, our distribution centers are susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failures, terrorist attacks, acts of war, break-ins, earthquakes and similar events. We do not currently maintain back-up power systems at our fulfillment centers. We do not presently have a formal disaster recovery plan and our business interruption insurance may be insufficient to compensate us for losses that may occur in the event operations at our fulfillment center are interrupted. In addition, alternative arrangements may not be available, or if they are available, may increase the cost of fulfillment. Any interruptions in our fulfillment operations for any significant period of time, including interruptions resulting from the expansion of our existing facilities or the transfer of operations to a new facility, could damage our reputation and brand and substantially harm our business and results of operations.
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

In addition, any failure by us to comply with applicable privacy and information security laws and regulations could cause us to incur significant costs to protect any customers whose personal data was compromised and to restore customer confidence in us and to make changes to our information systems and administrative processes to address security issues and compliance with applicable laws and regulations. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to stop shopping on our sites altogether. Such events could lead to lost sales and adversely affect our results of operations. We also could be exposed to government enforcement actions and private litigation.
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
The auto parts industry is competitive and highly fragmented, with products distributed through multi-tiered and overlapping channels. We compete with both online and offline retailers who offer original equipment manufacturer (“OEM”) and aftermarket auto parts to either the DIY or do-it-for-me customer segments. Current or potential competitors include the following:

•	national auto parts retailers such as Advance Auto Parts, AutoZone, Napa Auto Parts, CarQuest, O’Reilly Automotive and Pep Boys;

•	large online marketplaces such as Amazon.com and eBay;

•	other online retailers of automotive products and auto repair information websites;

•	local independent retailers or niche auto parts online retailers;

•	wholesale aftermarket auto parts distributors such as LKQ Corporation; and

•	manufacturers, brand suppliers and other distributors selling online directly to customers.
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
Additionally, we have experienced significant competitive pressure from certain of our suppliers who are now selling their products directly to customers. Since our suppliers have access to merchandise at very low costs, they can sell products at lower prices and maintain higher gross margins on their product sales than we can. Our financial results have been negatively impacted by direct sales from our suppliers to our current and potential customers, and our total number of orders and average order value may decline due to increased competition. Continued competition from our suppliers may also continue to negatively impact our business and results of operations, including through reduced sales, lower operating margins, reduced profitability, loss of market share and diminished brand recognition. We are in the process of implementing several strategies to attempt to overcome the challenges created by our suppliers selling directly to our customers and potential customers, including optimizing our pricing, continuing to increase our mix of private label products and improving our websites, which may not be successful. If these strategies are not successful, our operating results and financial conditions could be materially and adversely affected.
If we fail to offer a broad selection of products at competitive prices or fail to maintain sufficient inventory to meet customer demands, our revenue could decline.

In order to expand our business, we must successfully offer, on a continuous basis, a broad selection of auto parts that meet the needs of our customers, including by being the first to market with new SKUs. Our auto parts are used by consumers for a variety of purposes, including repair, performance, improved aesthetics and functionality. In addition, to be successful, our product offerings must be broad and deep in scope, competitively priced, well-made, innovative and attractive to a wide range of consumers. We cannot predict with certainty that we will be successful in offering products that meet all of these requirements. Moreover, even if we offer a broad selection of products at competitive prices, we must maintain sufficient in-stock inventory to meet consumer demand. If our product offerings fail to satisfy our customers’ requirements or respond to changes in customer preferences or we otherwise fail to maintain sufficient inventory, our revenue could decline.
Challenges by OEMs to the validity of the aftermarket auto parts industry and claims of intellectual property infringement could adversely affect our business and the viability of the aftermarket auto parts industry.
OEMs have attempted to use claims of intellectual property infringement against manufacturers and distributors of aftermarket products to restrict or eliminate the sale of aftermarket products that are the subject of the claims. The OEMs have brought such claims in federal court and with the United States International Trade Commission. We have received in the past, and we anticipate we may in the future receive, communications alleging that certain products we sell infringe the patents, copyrights, trademarks and trade names or other intellectual property rights of OEMs or other third parties. For instance, after approximately three and a half years of litigation and related costs and expenses, on April 16, 2009, we entered into a settlement agreement with Ford Motor Company and Ford Global Technologies, LLC that ended the two legal actions that were initiated by Ford against us related to claims of intellectual property infringement. The United States Patent and Trademark Office records indicate that OEMs are seeking and obtaining more design patents then they have in the past. To the extent that the OEMs are successful with intellectual property infringement claims, we could be restricted or prohibited from selling certain aftermarket products which could have an adverse effect on our business. Infringement claims could also result in increased costs of doing business arising from increased legal expenses, adverse judgments or settlements or changes to our business practices required to settle such claims or satisfy any judgments. Litigation could result in interpretations of the law that require us to change our business practices or otherwise increase our costs and harm our business. We may not maintain sufficient insurance coverage to cover the types of claims that could be asserted. If a successful claim were brought against us, it could expose us to significant liability.
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
As a result of our international operations, we have foreign exchange risk.

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

Integrating any newly acquired businesses’ websites, technologies or services is likely to be costly and may require a substantial amount of resources and time to successfully complete. Our integration activities in connection with our acquisitions could cause a substantial diversion of our management’s attention. If we are unable to successfully complete the integration of any acquisitions, we may not realize the anticipated synergies from such acquisitions, we may take further impairment charges and write-downs associated with such acquisitions, and our business and results of operations could suffer.
Risks Related To Our Capital Stock
Our common stock price has been and may continue to be volatile, which may result in losses to our stockholders.
The market prices of technology and e-commerce companies generally have been extremely volatile and have recently experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to, among other things, the risk factors described in this report and other factors beyond our control such as fluctuations in the operations or valuations of companies perceived by investors to be comparable to us, our ability to meet analysts’ expectations, our trading volume, or conditions or trends in the Internet or auto parts industries.
Since the completion of our initial public offering in February 2007 through January 2, 2016, the trading price of our common stock has been volatile, ranging from a high of $12.61 per share to a low per share of $0.91. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.
Our common stock may be delisted from the NASDAQ Global Market (“Nasdaq”) if we are unable to maintain compliance with Nasdaq’s continued listing standards.

NASDAQ imposes, among other requirements, continued listing standards including minimum bid and public float requirements. The price of our common stock must trade at or above $1.00 to comply with NASDAQ's minimum bid requirement for continued listing on the NASDAQ. If our stock trades at bid prices of less than $1.00 for a period in excess of 30 consecutive business days, the NASDAQ could send a deficiency notice to us for not remaining in compliance with the minimum bid listing standards. During the fiscal 2015 and fiscal 2014, our common stock never traded below $1.00. At certain times during the third quarter of 2013, our common stock traded below $1.00 per share at closing before it returned to trading at or above $1.00 to comply with NASDAQ's minimum bid requirement for continued listing on the NASDAQ, however, at no time did such period exceed 30 consecutive business days. If the closing bid price of our common stock fails to meet NASDAQ's minimum closing bid price requirement, or if we otherwise fail to meet any other applicable requirements of the NASDAQ and we are unable to regain compliance, NASDAQ may make a determination to delist our common stock.
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
As of January 2, 2016, our executive officers and directors and certain related parties and entities that are affiliated with them beneficially owned in the aggregate approximately 52.1% of our outstanding shares of stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to significantly influence our management and affairs and control matters requiring stockholder approval including the election of our entire Board of Directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.
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

•	our ability to maintain and expand our supplier and distribution relationships without significant price increases or reduced service levels;

•	our ability to borrow funds under our credit facility;

•	the effects of seasonality on the demand for our products;

•	our ability to accurately forecast demand for our products, price our products at market rates and maintain appropriate inventory levels;

•	our ability to build and maintain customer loyalty;

•	our ability to successfully integrate our acquisitions;

•	infringement actions that could impact the viability of the auto parts aftermarket or portions thereof;

•	the success of our brand-building and marketing campaigns;

•	our ability to accurately project our future revenues, earnings, and results of operations;

•	government regulations related to use of the Internet for commerce, including the application of existing tax regulations to Internet commerce and changes in tax regulations;

•	technical difficulties, system downtime or Internet brownouts;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; and

•	macroeconomic conditions that adversely impacts the general and automotive retail sales environment.
If we fail to maintain an effective system of internal control over financial reporting or comply with Section 404 of the Sarbanes-Oxley Act of 2002, we may not be able to accurately report our financial results or prevent fraud, and our stock price could decline.
While management has concluded that our internal controls over financial reporting were effective as of January 2, 2016, we have in the past, and could in the future, have a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.
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
The seasonality of our business places increased strain on our operations.
We have historically experienced higher sales of collision parts in winter months when inclement weather and hazardous road conditions typically result in more automobile collisions. Engine parts and performance parts and accessories have historically experienced higher sales in the summer months when consumers have more time to undertake elective projects to maintain and enhance the performance of their automobiles and the warmer weather during that time is conducive for such projects. If we do not stock or restock popular products in sufficient amounts such that we fail to meet increased customer demand, it could significantly affect our revenue and our future growth. Likewise, if we overstock products in anticipation of increased demand, we may be required to take significant inventory markdowns or write-offs and incur commitment costs, which could reduce profitability.
Vehicle miles driven, vehicle accident rates and insurance companies’ willingness to accept a variety of types of replacement parts in the repair process have fluctuated and may decrease, which could result in a decline of our revenues and negatively affect our results of operations.
We and our industry depend on the number of vehicle miles driven, vehicle accident rates and insurance companies’ willingness to accept a variety of types of replacement parts in the repair process. Decreased miles driven reduce the number of accidents and corresponding demand for crash parts, and reduce the wear and tear on vehicles with a corresponding reduction in demand for vehicle repairs and replacement or hard parts. If consumers were to drive less in the future, as a result of higher gas prices, increased use of ride-shares, or otherwise, our sales may decline and our business and financial results may suffer.
We may be subject to liability for sales and other taxes and penalties, which could have an adverse effect on our business.
In 2015, we collected sales or other similar taxes only on the shipment of goods to the states of California, Virginia, Illinois and Ohio. The U.S. Supreme Court has ruled that vendors whose only connection with customers in a state is by common carrier or the U.S. mail are free from state-imposed duties to collect sales and use taxes in that state. However, states could seek to impose additional income tax obligations or sales tax collection obligations on out-of-state companies such as ours, which engage in or facilitate online commerce, based on their interpretation of existing laws, including the Supreme Court ruling, or specific facts relating to us. If sales tax obligations are successfully imposed upon us by a state or other jurisdiction, we could be exposed to substantial tax liabilities for past sales and penalties and fines for failure to collect sales taxes. We could also suffer decreased sales in that state or jurisdiction as the effective cost of purchasing goods from us increases for those residing in that state or jurisdiction.
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
We are subject to federal and state consumer protection laws and regulations, including laws protecting the privacy of customer non-public information and regulations prohibiting unfair and deceptive trade practices, as well as laws and regulations governing businesses in general and the Internet and e-commerce and certain environmental laws. Additional laws and regulations may be adopted with respect to the Internet, the effect of which on e-commerce is uncertain. These laws may cover issues such as user privacy, spyware and the tracking of consumer activities, marketing e-mails and communications, other advertising and promotional practices, money transfers, pricing, content and quality of products and services, taxation, electronic contracts and other communications, intellectual property rights, and information security. Furthermore, it is not clear how existing laws such as those governing issues such as property ownership, sales and other taxes, trespass, data mining and collection, and personal privacy apply to the Internet and e-commerce. To the extent we expand into international markets, we will be faced with complying with local laws and regulations, some of which may be materially different than U.S. laws and regulations. Any such foreign law or regulation, any new U.S. law or regulation, or the interpretation or application of existing laws and regulations to the Internet or other online services or our business in general, may have a material adverse effect on our business, prospects, financial condition and results of operations by, among other things, impeding the growth of the Internet, subjecting us to fines, penalties, damages or other liabilities, requiring costly changes in our business operations and practices, and reducing customer demand for our products and services. We may not maintain sufficient insurance coverage to cover the types of claims or liabilities that could arise as a result of such regulation.
We may be affected by global climate change or by legal, regulatory, or market responses to such change.
The growing political and scientific sentiment is that global weather patterns are being influenced by increased levels of greenhouse gases in the earth’s atmosphere. This growing sentiment and the concern over climate change have led to legislative and regulatory initiatives aimed at reducing greenhouse gas emissions which warm the earth's atmosphere. These warmer weather conditions could result in a decrease in demand for auto parts in general. Moreover, proposals that would impose mandatory requirements on greenhouse gas emissions continue to be considered by policy makers in the United States. Laws enacted that directly or indirectly affect our suppliers (through an increase in the cost of production or their ability to produce satisfactory products) or our business (through an impact on our inventory availability, cost of sales, operations or demand for the products we sell) could adversely affect our business, financial condition, results of operations and cash flows. Significant increases in fuel economy requirements or new federal or state restrictions on emissions of carbon dioxide that may be imposed on vehicles and automobile fuels could adversely affect demand for vehicles, annual miles driven or the products we sell or lead to changes in automotive technology. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers. Our inability to respond to changes in automotive technology could adversely impact the demand for our products and our business, financial condition, results of operations or cash flows.
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

ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.

ITEM 2.     PROPERTIES
As of January 2, 2016, the total square footage of our leased office and distribution centers was 574,000 square feet. This includes approximately 531,000 square feet for our corporate headquarters located in Carson, California and distribution centers in LaSalle, Illinois and Chesapeake, Virginia; and approximately 43,000 square feet of office space in the Philippines. For additional information regarding our obligations under property leases, see “Note 10-Commitments and Contingencies” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

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
Market Information
Our common stock is being trading on the Nasdaq under the symbol “PRTS.” The table below sets forth the high and low sales prices of our common stock for the periods indicated:

	High	Low
2015:
Quarter ended April 4, 2015	$3.34	$2.07
Quarter ended July 4, 2015	2.71	1.50
Quarter ended October 3, 2015	2.43	1.87
Quarter ended January 2, 2016	2.99	1.92
2014:
Quarter ended March 29, 2014	$3.36	$1.82
Quarter ended June 28, 2014	4.00	2.52
Quarter ended September 27, 2014	4.09	2.55
Quarter ended January 3, 2015	3.19	2.13
On March 4, 2016, the last reported sale price of our common stock on the Nasdaq was $2.96 per share.
Holders
As of March 4, 2016, there were approximately 1,655 holders of record of our common stock.
Stock Performance Graph
The material in this section is not “soliciting material,” is not deemed “filed” with the SEC, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
The following graph shows a quarterly comparison of the total cumulative returns of an investment of $100 in cash on December 31, 2010, in (i) our common stock, (ii) the Morgan Stanley Technology Index, (iii) the S&P 500 Retail Index and (iv) NASDAQ Composite Index, in each case through December 31, 2015. The performance of our stock, the Morgan Stanley Technology Index, the S&P 500 Retail Index and the NASDAQ Composite Index have been obtained from online data available. We have used the available prices at the end of the week closest to the end of the period for the purposes of the graph. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The graph assumes that all common stock dividends have been reinvested (to date, we have not declared dividends on our common stock).

Index Value
700
600
500
400
300
200
100
0
12/31/10
03/31/11
06/30/11
09/30/11
12/31/11
03/31/12
06/30/12
09/30/12
12/31/12
03/31/13
06/30/13
09/30/13
12/31/13
03/31/14
06/30/14
09/30/14
12/31/14
03/31/15
06/30/15
09/30/15
12/31/15
Period Ending
Morgan Stanley Technology Index
S&P 500 Retail Index
NASDAQ Composite Index
US Auto Parts, Inc

Dividend Policy
No dividends on common stock were paid during the fiscal year ended January 2, 2016. We issued approximately $241,000 and $240,000 in common stock to our Series A Preferred shareholders during the fiscal years ended January 2, 2016 and January 3, 2015, respectively. We do not anticipate that we will declare or pay any cash dividends on our common stock in the foreseeable future; however, we will have to pay dividends to our preferred shareholders until such shares are redeemed or converted. We maintain an asset-based revolving credit facility with JPMorgan Chase Bank (the "Credit Agreement") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30 million subject to a borrowing base derived from certain of our receivables, inventory and property and equipment. The Credit Agreement requires us to obtain a prior written consent from JPMorgan Chase Bank when we determine to pay any dividends on or make any distribution with respect to our common stock. Under the Second Amendment to Credit Agreement dated March 25, 2013, we obtained written consent from JPMorgan Chase Bank to pay dividends on our Series A Preferred Shares. See “Liquidity and Capital Resources” in Item 7 of Part II included in this report for further information on the covenants under the secured Credit Agreement. Any future determination to pay cash dividends on our common stock will be subject to the above restriction, as well as restrictions under any other existing indebtedness, at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and other factors the Board of Directors deems relevant.
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

	52 Weeks Ended January 2, 2016 (“fiscal year 2015”)	53 Weeks Ended January 3, 2015 (“fiscal year 2014”) (1)	52 Weeks Ended December 28, 2013 (“fiscal year 2013”) (2)	52 Weeks Ended December 29, 2012 (“fiscal year 2012”) (3)	52 Weeks Ended December 31, 2011 (“fiscal year 2011”) (4)
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$291,091	$283,508	$254,753	$304,017	$327,072
Cost of sales	207,657	205,058	180,620	212,379	220,072
Gross profit	83,434	78,450	74,133	91,638	107,000
Operating expenses:
Marketing	43,279	42,008	41,045	51,416	55,785
General and administrative	16,509	16,701	17,567	19,857	31,961
Fulfillment	20,237	20,368	18,702	22,265	19,164
Technology	5,000	4,863	5,128	6,274	7,274
Amortization of intangible assets	464	422	381	1,189	3,673
Impairment loss on goodwill	—	—	—	18,854	—
Impairment loss on property and equipment	—	—	4,832	1,960	—
Impairment loss on intangible assets	—	—	1,245	5,613	5,138
Total operating expenses	85,489	84,362	88,900	127,428	122,995
Loss from operations	(2,055)	(5,912)	(14,767)	(35,790)	(15,995)
Other expense, net	(1,180)	(1,036)	(824)	(1,125)	(654)
Loss before income taxes	(3,235)	(6,948)	(15,591)	(36,915)	(16,649)
Income tax (benefit) provision	(811)	138	43	(937)	(1,512)
Net loss	(2,424)	(7,086)	(15,634)	(35,978)	(15,137)
Net loss attributable to noncontrolling interests	(1,143)	(207)	—	—	—
Net loss attributable to U.S. Auto Parts	$(1,281)	$(6,879)	$(15,634)	$(35,978)	$(15,137)
Basic and diluted net loss per share	$(0.04)	(0.21)	$(0.48)	$(1.17)	$(0.50)
Shares used in computation of basic and diluted net loss per share	33,946	33,489	32,697	30,818	30,546

(1)	Fiscal year 2014 included restructuring charges of $1.1 million and inventory write-downs of $0.9 million incurred due to the closure of our warehouse in Carson, California.

(2)	Fiscal year 2013 included severance charges of $0.7 million incurred due to a reduction in workforce during the first half of 2013.

(3)	Fiscal year 2012 included restructuring costs of $0.6 million related to severance charges incurred due to a reduction in workforce from the closure of our call center in La Salle, Illinois.

(4)	Fiscal year 2011 included acquisition and integration costs of $7.4 million related to our WAG acquisition.

	January 2, 2016	January 3, 2015	December 28, 2013	December 29, 2012	December 31, 2011
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,537	$7,653	$818	$1,030	$10,335
Working capital (1)	13,605	14,645	9,761	(4,027)	8,666
Total assets	83,756	82,907	69,182	88,877	142,216
Revolving loan payable	11,759	11,022	6,774	16,222	—
Current portion of long-term debt and capital leases	521	269	269	70	6,385
Long-term debt including capital leases, net of current portion	10,168	9,270	9,502	70	11,662
U.S. Auto Parts stockholders’ equity	20,340	19,277	20,866	27,644	60,924
Noncontrolling interests	1,803	2,946	—	—	—

(1)	As of December 31, 2011 balances excluded $2.1 million of investments which were reclassified to long-term due to illiquidity in the market.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar Amounts in Thousands, Except Per Share Data, or as Otherwise Noted)

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
Overview
We are a leading online provider of aftermarket auto parts, including collision parts, engine parts, and performance parts and accessories. Our user-friendly websites provide customers with a broad selection of SKUs, with detailed product descriptions and photographs. Our proprietary product database maps our SKUs to product applications based on vehicle makes, models and years. We principally sell our products to individual consumers through our network of websites and online marketplaces. Through AutoMD.com, our majority owned subsidiary, the Company also educates consumers on the maintenance and service of their vehicles. Our flagship consumer websites are located at www.autopartswarehouse.com, www.carparts.com, www.jcwhitney.com and www.AutoMD.com and our corporate website is located at www.usautoparts.net.
We believe our strategy of disintermediating the traditional auto parts supply chain and selling products directly to customers over the Internet allows us to efficiently deliver products to our customers. Industry-wide trends that support our strategy include:
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
2.U.S. vehicle fleet expanding and aging. The average age of U.S. vehicles, an indicator of auto parts demand, rose to a record-high 11.5 years as of January 2015, according to IHS Automotive, a market analytics firm that expects the average age to rise to 11.6 years by 2016 and 11.7 years by 2018. IHS expects the number of vehicles that are 12 years or older to increase by 15% by 2020. IHS found that the total number of light vehicles in operation in the U.S. has increased to record levels, with new vehicle registrations outpacing scrappage rates by more than 42%. We believe an increasing vehicle base and rising average age of vehicles will have a positive impact on overall aftermarket parts demand because older vehicles generally require more repairs. In many cases we believe these older vehicles are driven by do-it-yourself ("DIY") car owners who are more likely to handle any necessary repairs themselves rather than taking their car to the professional repair shop.
3.Growth of online sales. Management estimates that overall revenue from online sales of auto parts and accessories is projected to increase from approximately $5.5 billion in 2015 to $9.7 billion in 2018. Improved product availability, lower prices and consumers' growing comfort with digital platforms are driving the shift to online sales. We believe that we are well positioned for the shift to online sales due to our history of being a leading source for aftermarket automotive parts through online marketplaces and our network of websites.
Our History. We were formed in California in 1995 as a distributor of aftermarket auto parts and launched our first website in 2000. We reincorporated in Delaware in 2006 and expanded our online operations, increasing the number of SKUs sold through our e-commerce network, adding additional websites, improving our Internet marketing proficiency and commencing sales in online marketplaces. Additionally, in August 2010, through our acquisition of Whitney Automotive Group, Inc. (referred to herein as “WAG”), we expanded our product-lines and increased our customer reach in theDIY automobile and off-road accessories market.
International Operations. In April 2007, we established offshore operations in the Philippines. Our offshore operations allow us to access a workforce with the necessary technical skills at a significantly lower cost than comparably experienced U.S.-based professionals. Our offshore operations are responsible for a majority of our website development, catalog management, and back office support. Our offshore operations also house our main call center. We had 704 employees in the
Philippines as of January 3, 2015. We had 768 employees in the Philippines as of January 2, 2016. We believe that the cost advantages of our offshore operations provide us with the ability to grow our business in a cost-effective manner.
AutoMD. On October 8, 2014, AutoMD entered into a common stock purchase agreement to sell seven million shares of AutoMD common stock at a purchase price of $1.00 per share to third-party investors, reducing the Company’s ownership interest in AutoMD to 64.1%.
AutoMD's mission is to be the repair shop advocate for all vehicle owners, increase their confidence in the repair process and provide the most affordable and high quality options for automobile repair. AutoMD's current focus is on marketing and technology. AutoMD's current marketing strategy involves driving growth in their repair shop network. During 2015, marketing efforts resulted in approximately 1,120 repair shops joining AutoMD's network, rising from about 2,100 repair shops at the end of fiscal 2014 to approximately 3,220 at the end of fiscal 2015. AutoMD now has repair shops participating in 43 states. In addition to marketing, AutoMD continues to refine the online experience, including its mobile presence.
E-commerce. To understand revenue generation through our network of e-commerce websites, we monitor several key business metrics, including the following:

	52 Weeks Ended January 2, 2016	53 Weeks Ended January 3, 2015	52 Weeks Ended December 28, 2013
Unique Visitors (millions) [1]	116.7	119.8	132.9
E-commerce Orders (thousands)	2,043	2,010	1,939
Online Marketplace Orders (thousands)	1,061	1,049	741
Total Online Orders (thousands)	3,104	3,059	2,680
E-commerce Average Order Value	$109	$111	$112
Online Marketplace Average Order Value	$71	$66	$67
Total Online Average Order Value	$96	$96	$99
Revenue Capture [1]	85.6%	85.0%	83.3%
Conversion [1]	1.8%	1.7%	1.5%

[1]	Excludes online marketplaces and media properties (e.g. AutoMD).
Unique Visitors: A unique visitor to a particular website represents a user with a distinct IP address that visits that particular website. We define the total number of unique visitors in a given month as the sum of unique visitors to each of our websites during that month. We measure unique visitors to understand the volume of traffic to our websites and to track the effectiveness of our online marketing efforts. The number of unique visitors has historically varied based on a number of factors, including our marketing activities and seasonality. Included in the unique visitors are mobile device based customers, who are becoming an increasing part of our business. Shifting consumer behavior and technology enhancements indicates that customers are becoming more inclined to purchase auto parts through their mobile devices. User sophistication and technological advances have increased consumer expectations around the user experience on mobile devices, including speed of response, functionality, product availability, security, and ease of use. We believe enhancements to online solutions specifically catering to mobile based shopping can result in an increase in the number of orders and revenues. We believe an increase in unique visitors to our websites will result in an increase in the number of orders. We seek to increase the number of unique visitors to our websites by attracting repeat customers and improving search engine marketing and other internet marketing activities. During fiscal year 2015, our unique visitors decreased by 2.6% compared to the fiscal year 2014. We expect the total number of unique visitors in 2016 to marginally improve, as we believe we have addressed the challenges we experienced from changes search engines have made to the formulas, or algorithms, that they use to optimize their search results and we have continued to invest in paid search advertising, as described in further detail under “—Executive Summary” below.
Total Number of Orders: We monitor the total number of orders as an indicator of future revenue trends. During the fiscal year 2015, the total number of orders was up by 1.5% compared to the fiscal year 2014, with e-commerce and online marketplace orders up by 1.6% and 1.1%, respectively. We believe e-commerce and online marketplace orders improved through an enhanced customer experience and greater product selection. We expect the total number of orders in 2016 to marginally improve over our results for 2015. We recognize revenue associated with an order when the products have been delivered, consistent with our revenue recognition policy.
Average Order Value: Average order value represents our net sales on a placed orders basis for a given period of time divided by the total number of orders recorded during the same period of time. During the fiscal year 2015, our average order value remained consistent when compared to the fiscal year 2014. We seek to increase the average order value as a means of increasing net sales. Average order values vary depending upon a number of factors, including the components of our product offering, the order volume in certain online sales channels, mix changes between private label and branded, macro-economic conditions, and the competition online.
Revenue Capture: Revenue capture is the amount of actual dollars retained after taking into consideration returns, credit card declines and product fulfillment. During the fiscal year 2015, our revenue capture increased by 0.7% to 85.6% compared to 85.0% in fiscal year 2014. We expect our revenue capture level to marginally improve in 2016 as we continue to improve our product descriptions and in-stock inventory.
Conversion: Conversion is the number of orders as a rate to the total number of unique visitors. This rate indicates how well we convert a visitor to a customer sales order. During fiscal year 2015, our conversion improved by 0.1% to 1.8% compared to 1.7% in fiscal year 2014. As we continue to improve our product descriptions and in-stock inventory positions, we expect conversion rates to marginally improve.

Executive Summary
For fiscal 2015, Base USAP (which excludes AMD) generated net sales of $290,833, compared with $283,211 for fiscal year 2014, representing an increase of 2.7%. Base USAP net loss for fiscal 2015 was $136, compared to a net loss of $4,907 for fiscal 2014. We generated Adjusted EBITDA, or net income before net interest expense, income tax provision, depreciation and amortization expense and amortization of intangible assets, plus share-based compensation expense, impairment loss and restructuring costs ("Adjusted EBITDA"), of $10,029 in fiscal 2015 compared to $8,384 in fiscal 2014. Adjusted EBITDA, which is not a Generally Accepted Accounting Principle (GAAP) measure, is presented because management uses it as one measure of the Company’s operating performance, as it assists in comparing the Company’s operating performance on a consistent basis by removing the impact of stock compensation expense, as well as items that are not expected to be recurring. Internally, this non-GAAP measure is also used by management for planning purposes, including the preparation of internal budgets; for allocating resources to enhance financial performance; and for evaluating the effectiveness of operational strategies. The Company also believes that such measure is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income, or as an alternative to cash flows as a measure of the Company’s overall liquidity, as presented in the Company’s consolidated financial statements. Further, the Adjusted EBITDA measure shown may not be comparable to similarly titled measures used by other companies. Refer to the table presented below for reconciliation of net loss to Adjusted EBITDA.

For fiscal 2015, AutoMD generated net sales of $258 compared to $297 in fiscal 2014. AutoMD's net loss was $2,288 for fiscal 2015 compared to a net loss of $2,179 for fiscal 2014. AutoMD's Adjusted EBITDA was negative $1,663 in fiscal 2015 compared to negative $481 in fiscal 2014.
Total revenues increased in fiscal 2015 compared to fiscal 2014 primarily due to growth in our online sales. Our online sales, which include our e-commerce, online marketplace sales channels and online advertising, contributed 90.9% of total revenues, and our offline sales, which consist of our Kool-Vue™ and wholesale operations, contributed 9.1% of total revenues. Our online sales for fiscal year 2015 increased by $7,561, or 2.9%, to $264,721 compared to $257,160 in fiscal 2014 primarily due to an increase in conversion, resulting in a 1.5% increase in the total number of orders. Our offline sales increased by $21, or 0.1%, to $26,370 compared to the same period last year.
Like most e-commerce retailers, our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. Historically, marketing through search engines provided the most efficient opportunity to reach millions of on-line auto part buyers. We are included in search results through paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our websites. Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. We have had a history of success with our search engine marketing techniques, which gave our different websites preferred positions in search results. Search engines, like Google, revise their algorithms from time to time in an attempt to optimize their search results. During the last few years, Google has changed its search results ranking algorithm. In some cases our unique visitor count, and therefore our financial results, were negatively impacted by these changes. While we continue to address the ongoing changes to the Google methodology, during the fiscal year 2015, our unique visitor count decreased by 3.1 million, or 2.6%, to 116.7 million unique visitors compared to 119.8 million unique visitors in fiscal 2014 primarily due to there being 53 weeks in fiscal 2014, compared to 52 weeks in fiscal 2015. Excluding the 53rd week, the level of unique visitors was essentially flat. As in the past we expect Google will continue to make changes in their search engine algorithms to improve their user experience. As we are significantly dependent upon search engines for our website traffic, if we are unable to address these ongoing changes and attract unique visitors, our business and results of operations will be harmed.
Total expenses, which primarily consisted of cost of sales and operating costs, increased in fiscal year 2015 compared to the same period in 2014. Components of our cost of sales and operating costs are described in further detail under — “Basis of Presentation” below.
In 2015, we made positive strides towards achieving our strategic goals and in 2016 we will continue to pursue these strategies to continue our positive sales growth, improve gross profit while reducing operating costs as percent of sales:

•
We expect to continue positive e-commerce growth by providing unique catalog content and providing better content on our websites with the goal of improving our ranking on the search results. In addition, we intend to improve mobile enabled websites to take advantage of shifting consumer behaviors. We expect revenue trends to remain positive in 2016.

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

•
We continue to work towards becoming one of the preferred low price options in the market for aftermarket auto parts and accessories. We also continue to offer lower prices by increasing foreign sourced private label products as they are generally less expensive and we believe provide better value for the consumer. We believe our product offering can improve the conversion rate of visitors to our website, grow our revenues and improve our margins.

•
We continue to increase product selection by being the first to market with many new SKUs. We currently have over 50,000 private label SKUs and over 1.0 million branded SKUs in our product selection. We will continue to seek to add new categories and expand our existing specialty categories. We believe continued product expansion will increase the total number of orders and contribute to our revenue growth. Additionally, we plan to continue to maintain certain in-stock inventory throughout the year to provide consistent service levels and improve customer experience.

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
Overall, we expect revenue growth and reduced net losses in 2016 compared to 2015, due to the above initiatives we expect to continue to follow in 2016.
We have redesigned our approach to attracting customers through search engines with increased paid advertising which has helped us offset some of the decline in organic traffic to our e-commerce sites. We have also continued to pursue revenue opportunities in third-party online marketplaces, a number of which continue to grow each year. Auto parts buyers are finding third-party online marketplaces to be a very attractive environment, for many reasons, the top five being: (1) the security of their personal information; (2) the ability to easily compare product offerings from multiple sellers; (3) transparency (consumers can leave positive or negative feedback about their experience); (4) favorable pricing; and (5) the availability of products not found in stock at brick-and-mortar stores. Successful selling in these third-party online marketplaces depends on product innovation, and strong relationships with suppliers, both of which we believe to be our core competencies.
Adjusted EBITDA, which is not a Generally Accepted Accounting Principle measure, is presented because management uses it as one measure of the Company’s operating performance, as it assists in comparing the Company’s operating performance on a consistent basis by removing the impact of stock compensation expense, as well as items that are not expected to be recurring. Internally, this non-GAAP measure is also used by management for planning purposes, including the preparation of internal budgets; for allocating resources to enhance financial performance; and for evaluating the effectiveness of operational strategies. The Company also believes that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate the ongoing operations of companies in our industry. It should not be considered, however, as an alternative to operating income, or as an alternative to cash flows as a measure of the Company's overall liquidity. Further, the Adjusted EBITDA measure shown may not be comparable to similarly titled measures used by other companies. The table below reconciles net income loss to Adjusted EBITDA for the periods presented (in thousands):

	Fifty-two weeks ended January 2, 2016
	Base USAP	AMD	Consolidated
	(In thousands)
Net sales	$290,833	$258	$291,091
Cost of sales	207,657	—	207,657
Gross profit	83,176	258	83,434
Operating expenses:
Marketing	40,218	3,061	43,279
General and administrative	16,325	184	16,509
Fulfillment	20,237	—	20,237
Technology	4,833	167	5,000
Amortization of intangible assets	431	33	464
Total operating expenses	82,044	3,445	85,489
Income (loss) from operations	1,132	(3,187)	(2,055)
Other income (expense):
Other income, net	36	—	36
Interest expense	(1,216)	—	(1,216)
Total other expense	(1,180)	—	(1,180)
Income (loss) before income taxes	(48)	(3,187)	(3,235)
Income tax (benefit) provision	88	(899)	(811)
Net income (loss)	$(136)	$(2,288)	$(2,424)

Net income (loss)	$(136)	$(2,288)	$(2,424)
Depreciation & amortization	6,141	1,369	7,510
Amortization of intangible assets	431	33	464
Interest expense, net	1,208	—	1,208
Taxes	88	(899)	(811)
EBITDA	$7,732	$(1,785)	$5,947
Stock comp expense	$2,297	$122	$2,419
Adjusted EBITDA	$10,029	$(1,663)	$8,366

Capital expenditures	6,701	1,079	7,780
Total assets, net of accumulated depreciation	78,092	5,664	83,756

	Fifty-three weeks ended January 3, 2015
	Base USAP	AMD	Consolidated
	(In thousands)
Net sales	$283,211	$297	$283,508
Cost of sales	205,058	—	205,058
Gross profit	78,153	297	78,450
Operating expenses:
Marketing	39,574	2,434	42,008
General and administrative	16,697	4	16,701
Fulfillment	20,368	—	20,368
Technology	4,826	37	4,863
Amortization of intangible assets	422	—	422
Total operating expenses	81,887	2,475	84,362
Income (loss) from operations	(3,734)	(2,178)	(5,912)
Other income (expense):
Other income, net	65	—	65
Interest expense	(1,101)	—	(1,101)
Total other expense	(1,036)	—	(1,036)
Income (loss) before income taxes	(4,770)	(2,178)	(6,948)
Income tax (benefit) provision	137	1	138
Net income (loss)	$(4,907)	$(2,179)	$(7,086)

Net income (loss)	$(4,907)	$(2,179)	$(7,086)
Depreciation & amortization	7,230	1,693	8,923
Amortization of intangible assets	422	—	422
Interest expense, net	1,101	—	1,101
Taxes	137	1	138
EBITDA	$3,983	$(485)	$3,498
Stock comp expense	$2,367	$4	$2,371
Inventory write-down related to Carson closure (1)	897	—	897
Restructuring costs (2)	1,137	—	1,137
Adjusted EBITDA	8,384	(481)	7,903

Capital expenditures	4,237	1,319	5,556
Total assets, net of accumulated depreciation	74,414	8,493	82,907

	Fifty-two weeks ended December 28, 2013
	Base USAP	AMD	Consolidated
	(In thousands)
Net sales	$254,422	$331	$254,753
Cost of sales	180,620	—	180,620
Gross profit	73,802	331	74,133
Operating expenses:
Marketing	38,929	2,116	41,045
General and administrative	17,508	59	17,567
Fulfillment	18,702	—	18,702
Technology	4,982	146	5,128
Amortization of intangible assets	381	—	381
Impairment loss on property and equipment	4,832	—	4,832
Impairment loss on intangible assets	1,245	—	1,245
Total operating expenses	86,579	2,321	88,900
Income (loss) from operations	(12,777)	(1,990)	(14,767)
Other income (expense):
Other income, net	148	—	148
Interest expense	(972)	—	(972)
Total other expense	(824)	—	(824)
Income (loss) before income taxes	(13,601)	(1,990)	(15,591)
Income tax (benefit) provision	43	—	43
Net income (loss)	$(13,644)	$(1,990)	$(15,634)

Net income (loss)	$(13,644)	$(1,990)	$(15,634)
Depreciation & amortization	10,676	1,499	12,175
Amortization of intangible assets	381	—	381
Interest expense, net	972	—	972
Taxes	43	—	43
EBITDA	$(1,572)	$(491)	$(2,063)
Stock comp expense	$1,211	$52	$1,263
Restructuring costs (2)	723	—	723
Impairment loss on property and equipment	4,832	—	4,832
Impairment loss on intangible assets	1,245	—	1,245
Adjusted EBITDA	$6,439	$(439)	$6,000

Capital expenditures	6,297	2,028	8,325
Total assets, net of accumulated depreciation	67,039	2,143	69,182

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

Basis of Presentation
Net Sales. Online and offline sales represent two different sales channels for our products. We generate online net sales primarily through the sale of auto parts to individual consumers through our network of e-commerce websites, online marketplace sales channels and online advertising. E-commerce sales are derived from our network of websites, which we own and operate. E-commerce and online marketplace sales also include inbound telephone sales through our call center that supports these sales channels. Online marketplaces consist primarily of sales of our products on online auction websites, where we sell through auctions as well as through storefronts that we maintain on third-party owned websites. We sell advertising and sponsorship positions on our e-commerce websites to highlight vendor brands and offer complementary products and services that benefit our customers. Advertising is targeted to specific sections of the websites and can also be targeted to specific users based on the vehicles they drive. Advertising partners primarily include part vendors, national automotive aftermarket brands and automobile manufacturers. Our offline sales channel represents our distribution of products directly to commercial customers by selling auto parts to collision repair shops. Our offline sales channel also includes both stock ship distribution as well as drop ship programs for automotive warehouse distributors and other online resellers. The product mix includes the majority of our private labeled stock ship items, which include the replacement collision parts and our Kool-Vue™ mirror line. We also serve consumers by operating a retail outlet store in LaSalle, Illinois.
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

Results of Operations
The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Fiscal Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	71.3	72.3	70.9
Gross profit	28.7	27.7	29.1
Operating expenses:
Marketing	14.9	14.8	16.1
General and administrative	5.7	5.9	6.9
Fulfillment	7.0	7.2	7.3
Technology	1.7	1.7	2.0
Amortization of intangible assets	0.2	0.1	0.2
Impairment loss on property and equipment	—	—	1.9
Impairment loss on intangible assets	—	—	0.5
Total operating expenses	29.5	29.7	34.9
Loss from operations	(0.8)	(2.0)	(5.8)
Other income (expense):
Other income, net	—	—	0.1
Interest expense	(0.4)	(0.4)	(0.4)
Loss on debt extinguishment	—	—	—
Total other expense	(0.4)	(0.4)	(0.3)
Loss before income taxes	(1.2)	(2.4)	(6.1)
Income tax (benefit) provision	(0.3)	—	—
Net loss	(0.9)%	(2.4)%	(6.1)%

Fifty-Two Weeks Ended January 2, 2016 Compared to the Fifty-Two Weeks Ended January 3, 2015
Net Sales and Gross Margin

	Fiscal Year Ended
	January 2, 2016	January 3, 2015	$ Change	% Change
	(in thousands)
Net sales	$291,091	$283,508	$7,583	2.7%
Cost of sales	207,657	205,058	2,599	1.3%
Gross profit	$83,434	$78,450	$4,984	6.4%
Gross margin	28.7%	27.7%		1.0%
Net sales increased $7,583, or 2.7%, for fiscal year 2015 compared to fiscal year 2014. Our net sales consisted of online sales, which include our e-commerce sites, online marketplace sales channels and online advertising, representing 90.9% of the total for fiscal year 2015 (compared to 90.7% in fiscal year 2014), and offline sales, representing 9.1% of the total for fiscal year 2015 (compared to 9.3% in fiscal year 2014). The net sales increase was due to an increase of $7,561, or 2.9%, in online sales and a $21, or 0.1%, increase in offline sales. Online sales increased primarily due to improvement in conversion, resulting in a 1.5% increase in number of orders.
Gross profit increased $4,984, or 6.4%, in fiscal year 2015 compared to fiscal year 2014. Gross margin increased 1.0% to 28.7% in fiscal year 2015 compared to 27.7% in fiscal year 2014. Gross margin primarily increased in fiscal year 2015 compared to fiscal year 2014 primarily due to a favorable mix shift of private label sales compared to last year as well as strategic pricing initiatives, freight efficiencies and lower shipping supply costs, partially offset by lower margin in our offline revenue. In addition, gross margin improved due to the unfavorable impact to fiscal 2014's margin as a result of the restructuring charges related to the distribution facility closure in Carson, California.
Marketing Expense

	Fiscal Year Ended		$ Change	% Change
	January 2, 2016	January 3, 2015
	(in thousands)
Marketing expense	$43,279	$42,008	$1,271	3.0%
Percent of net sales	14.9%	14.8%		0.1%
Total marketing expense increased $1,271, or 3.0%, for fiscal year 2015 compared to fiscal year 2014. As a percent to net sales, total marketing expense was 14.9% for fiscal 2015 compared to 14.8% for fiscal year 2014. Online advertising expense, which includes catalog costs, was $20,251, or 7.7%, of online sales for fiscal year 2015, compared to $18,485, or 7.2%, of online sales for fiscal year 2014. Online advertising expense increased primarily due to increases in our non-catalog online advertising costs to $18,524 or 6.4% of net sales for fiscal 2015 compared to $16,327, or 5.8% of net sales for fiscal 2014. This increase relates primarily to the increase in the proportion of paid traffic compared to organic traffic. Marketing expense, excluding online advertising, was $23,028, or 7.9%, of net sales for fiscal year 2015, compared to $23,523, or 8.3%, of net sales for fiscal year 2014. The decrease was primarily due to a decrease in depreciation and amortization, partially offset by increased overhead and labor cost.

General and Administrative Expense

	Fiscal Year Ended
	January 2, 2016	January 3, 2015	$ Change	% Change
	(in thousands)
General and administrative expense	$16,509	$16,701	$(192)	(1.1)%
Percent of net sales	5.7%	5.9%		(0.2)%
General and administrative expense decreased $192, or 1.1%, for fiscal year 2015 compared to fiscal year 2014. The decrease for fiscal year 2015 as compared to fiscal year 2014 was primarily due to lower overhead costs.
Fulfillment Expense

	Fiscal Year Ended		$ Change	% Change
	January 2, 2016	January 3, 2015
	(in thousands)
Fulfillment expense	$20,237	$20,368	$(131)	(0.6)%
Percent of net sales	7.0%	7.2%		(0.2)
Fulfillment expense decreased $131, or 0.6%, for fiscal year 2015 compared to fiscal year 2014 and declined as a percent of sales primarily because fiscal year 2014 included severance costs of $414 and labor related and other restructuring charges of approximately $145 associated with the closure of our Carson warehouse in 2014.

Technology Expense

	Fiscal Year Ended		$ Change	% Change
	January 2, 2016	January 3, 2015
	(in thousands)
Technology expense	$5,000	$4,863	$137	2.8%
Percent of net sales	1.7%	1.7%		—%
Technology expense increased $137, or 2.8%, for fiscal year 2015 compared to fiscal year 2014. The increase was primarily due to higher computer support costs to support increased sales, while technology expense remained flat to last year as a percent of sales.
Amortization of Intangible Assets

	Fiscal Year Ended		$ Change	% Change
	January 2, 2016	January 3, 2015
	(in thousands)
Amortization of intangible assets	$464	$422	$42	10.0%
Percent of net sales	0.2%	0.1%		0.1%
Amortization of intangibles increased $42, or 10.0% for fiscal 2015 compared to fiscal 2014. The increase was due to purchases of intangible assets during fiscal 2015.
Total Other Expense, Net

	Fiscal Year Ended		$ Change	% Change
	January 2, 2016	January 3, 2015
	(in thousands)
Other expense, net	$(1,180)	$(1,036)	$144	13.9%
Percent of net sales	(0.4)%	(0.4)%		—

Total other expense, net increased $144, or 13.9%, for fiscal year 2015 compared to fiscal year 2014. Total other expense increased during fiscal year 2015 compared to fiscal year 2014 primarily due to increased interest expense in respect of the borrowings under our credit facility. (See further detail in “Note 6 – Borrowings” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report).
Income Tax Provision

	Fiscal Year Ended
	January 2, 2016	January 3, 2015	$ Change	% Change
	(in thousands)
Income tax provision	$(811)	$138	$(949)	(687.7)%
Percent of net sales	(0.3)%	—%		(0.3)%
We have a full valuation allowance against our net deferred income tax assets. In fiscal year 2015 and fiscal 2014, we recorded an addition of $329 and $2,366, respectively, to our income valuation allowance. Income tax benefit in 2015 is primarily due to federal statutory rate basis difference in subsidiary equity, partially offset by state income tax and change in valuation allowance. Income tax for 2014 related primarily to deferred taxes related to earnings of our Philippines subsidiary (see below).
Income tax provision differs from the amount that would result from applying the federal statutory rate as follows (in thousands):

	Fiscal Year Ended
	January 2, 2016	January 3, 2015
Income tax at U.S. federal statutory rate	$(1,100)	$(2,362)
Share-based compensation	50	33
State income tax, net of federal tax effect	672	(143)
Foreign tax	(18)	117
Basis difference in subsidiary equity	(820)	—
Other	76	127
Change in valuation allowance	329	2,366
Effective income tax provision	$(811)	$138
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
As of January 2, 2016, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. At January 2, 2016, federal and state net operating loss (“NOL”) carryforwards were $68,307 and $79,046, respectively. Federal NOL carryforwards of $2,690 were acquired in the acquisition of WAG which are subject to Internal Revenue Code section 382 and limited to an annual usage limitation of $135. Federal NOL carryforwards begin to expire in 2029, while state NOL carryforwards begin to expire in 2016.
As a result of the October 8, 2014 sale transaction, AutoMD will no longer be included in the consolidated state and federal tax filings of the Company. At January 2, 2016, AutoMD had NOLs of approximately $5,152 for federal tax purposes that begin to expire in 2031. These amounts are included in the consolidated figures presented above. AutoMD state NOLs were not material as of January 2, 2016.
Fifty-Three Weeks Ended January 3, 2015 Compared to the Fifty-Two Weeks Ended December 28, 2013
Net Sales and Gross Margin

	Fiscal Year Ended
	January 3, 2015	December 28, 2013	$ Change	% Change
	(in thousands)
Net sales	$283,508	$254,753	$28,755	11.3%
Cost of sales	205,058	180,620	24,438	13.5%
Gross profit	$78,450	$74,133	$4,317	5.8%
Gross margin	27.7%	29.1%		(1.4)%
Net sales increased $28,755, or 11.3%, for fiscal year 2014 compared to fiscal year 2013. Our net sales consisted of online sales, representing 90.7% of the total for fiscal year 2014 (compared to 90.0% in fiscal year 2013), and offline sales, representing 9.3% of the total for fiscal year 2014 (compared to 10.0% in fiscal year 2013). The net sales increase was due to an increase of $27,764, or 12.1%, in online sales, and a $992, or 3.9% , increase in offline sales. Online sales increased primarily due to a 14.1% increase in number of orders.
Gross profit increased $4,317, or 5.8%, in fiscal year 2014 compared to fiscal year 2013. Gross margin rate decreased 1.4% to 27.7% in fiscal year 2014 compared to 29.1% in fiscal year 2013. Gross margin primarily decreased in fiscal year 2014 compared to fiscal year 2013 due to reduced margins from online sales.
Marketing Expense

	Fiscal Year Ended		$ Change	% Change
	January 3, 2015	December 28, 2013
	(in thousands)
Marketing expense	$42,008	$41,045	$963	2.3%
Percent of net sales	14.8%	16.1%		(1.3)%
Total marketing expense increased $963, or 2.3%, for fiscal year 2014 compared to fiscal year 2013 but declined as a percent of sales by 130 basis points due to more efficient marketing spend in fiscal 2014. Online advertising expense, which includes catalog costs, was $18,485, or 7.2%, of online sales for fiscal year 2014, compared to $16,619, or 7.2%, of online sales for fiscal year 2013. Online advertising expense increased primarily due to increased online e-commerce advertising and non-catalog advertising costs of $1,608. Marketing expense, excluding online advertising, was $23,523, or 8.3%, of net sales for fiscal year 2014, compared to $24,426, or 9.6%, of net sales for fiscal year 2013. Marketing expenses, excluding online advertising, decreased primarily due to lower product management wages and depreciation and amortization expense.

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
Fulfillment Expense

	Fiscal Year Ended		$ Change	% Change
	January 3, 2015	December 28, 2013
	(in thousands)
Fulfillment expense	$20,368	$18,702	$1,666	8.9%
Percent of net sales	7.2%	7.3%		(0.1)%
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
Technology expense decreased $265, or 5.2%, for fiscal year 2014 compared to fiscal year 2013. The decrease was primarily due to lower telephone costs and computer support costs incurred in fiscal year 2014 compared to fiscal year 2013.

Amortization of Intangible Assets

	Fiscal Year Ended		$ Change	% Change
	January 3, 2015	December 28, 2013
	(in thousands)
Amortization of intangible assets	$422	$381	$41	10.8%
Percent of net sales	0.1%	0.2%		(0.1)%
Amortization of intangible assets increased by $41, or 10.8%, for fiscal year 2014 compared to fiscal year 2013. The increase was primarily due to the purchase of intangible assets during fiscal 2014.
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
Impairment loss on intangible assets consists of a non-cash impairment charge during fiscal year 2013 related to certain intangible assets in the amount of $1,245. During fiscal 2014 there was no impairment loss on intangible assets. See further detail in 1- Summary of Significant Accounting Policies and Nature of Operations”, “Note 3 – Fair Value Measurements” and “Note 5- Intangible Assets, net” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report and under “Critical Accounting Policies and Estimates” section below.
Total Other Expense, Net

	Fiscal Year Ended		$ Change	% Change
	January 3, 2015	December 28, 2013
	(in thousands)
Other expense, net	$(1,036)	$(824)	$(212)	25.7%
Percent of net sales	0.4%	0.3%		0.1%
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

We have a full valuation allowance against our net deferred income tax assets. In fiscal year 2014 and fiscal 2013, we recorded an addition of $2,366 and $6,621, respectively, to our income valuation allowance. Income tax expense in 2014 and 2013 relate primarily to deferred taxes related to earnings of our Philippines subsidiary.
Liquidity and Capital Resources
Sources of Liquidity
During the fifty-two weeks ended January 2, 2016, we primarily funded our Base USAP operations with cash and cash equivalents generated from operations as well as through borrowing under our credit facility, and primarily funded our AutoMD operating segment using the cash investment from third-party investors. We had cash and cash equivalents of $5,537 as of January 2, 2016, representing a $2,116 decrease from $7,653 of cash and cash equivalents as of January 3, 2015. The cash decrease was primarily due to the use of the AutoMD cash investment, of which funds are restricted for general operating purposes of AutoMD.

As of January 2, 2016, the Company had $5,537 of cash and cash equivalents, including $4,077 that was restricted to be used only for general operating purposes of AutoMD unless otherwise approved by AutoMD’s Board of Directors. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our credit facility will be sufficient to finance both our Base USAP and AutoMD operating segments through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).

As of January 2, 2016, our credit facility provided for a revolving commitment of up to $25,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment. In February 2016, the revolving commitment was increased to $30,000. (see “Debt and Available Borrowing Resources” below).
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
On October 8, 2014, AutoMD entered into a common stock purchase agreement to sell seven million shares of AutoMD common stock at a purchase price of $1.00 per share to third party investors reducing the Company’s ownership interest in AutoMD to 64.1%. The proceeds from the sale of AutoMD common stock are being used to fund the operating activities of AutoMD.
Working Capital
As of January 2, 2016 and January 3, 2015, our working capital was $13,605 and $14,645, respectively. Our revolving loan does not require principal payments, however it is classified as current due to certain U.S. GAAP requirements (see “Debt and Available Borrowing Resources” below for further details). The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.
Cash Flows
The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for fiscal year 2015, 2014 and 2013, respectively (in thousands):

	Fiscal Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Net cash (used in) provided by operating activities	$5,745	$1,243	$867
Net cash used in investing activities	(7,792)	(5,730)	(8,339)
Net cash (used in) provided by financing activities	(105)	11,311	7,219
Effect of exchange rate changes on cash	36	11	41
Net increase (decrease) in cash and cash equivalents	$(2,116)	$6,835	$(212)

Operating Activities
Cash provided by operating activities is primarily comprised of net loss, adjusted for non-cash activities such as depreciation and amortization expense, amortization of intangible assets, impairment losses and share-based compensation expense. These non-cash adjustments represent charges reflected in net loss and, therefore, to the extent that non-cash items increase or decrease our operating results, there will be no corresponding impact on our cash flows. Net loss adjusted for non-cash adjustments to operating activities was $7,134 (adjusted for non-cash charges primarily consisting of depreciation and amortization expense of $7,510) for the period ended January 2, 2016 compared to $4,689 (adjusted for non-cash charges primarily consisting of depreciation and amortization expense of $8,923) for the period ended January 3, 2015.
Net loss adjusted for non-cash adjustments to operating activities was $4,689 (adjusted for non-cash charges primarily consisting of amortization expense of $8,923) for the period ended January 3, 2015 compared to $4,398 (adjusted for non-cash charges primarily consisting of impairment losses of $6,077 and depreciation and amortization expense of $12,175) for the period ended December 28, 2013. After excluding the effects of the non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities.

•
Accounts receivable decreased to $3,236 at January 2, 2016 from $3,804 at January 3, 2015, resulting in a decrease in operating assets and reflecting a cash inflow of $568 for the fiscal year ended January 2, 2016. Accounts receivable decreased primarily due to decreases in trade and credit card receivables due related to timing of collections during the year end holiday season. Accounts receivable decreased to $3,804 at January 3, 2015 from $5,029 at December 28, 2013, resulting in a decrease in operating assets and reflecting a cash inflow of $1,225 for the fiscal year ended January 3, 2015. Accounts receivable decreased primarily due to the closure of the Carson warehouse and the related accounts receivable associated with offline sales processed through the Carson warehouse..

•
Inventory increased to $51,216 at January 2, 2016 from $48,362 at January 3, 2015, resulting in an increase in operating assets and reflecting a cash outflow of $2,854 for the fiscal year ended January 2, 2016. Inventory increased to $48,362 at January 3, 2015 from $36.986 at December 28, 2013, resulting in a increase in operating assets and reflecting a cash outflow of $11,376 for the fiscal year ended January 3, 2015.

•
Accounts payable and accrued expenses decreased to $32,790 at January 2, 2016 compared to $33,109 at January 3, 2015 resulting in a decrease in operating liabilities and reflecting a cash outflow of $319 for the fiscal year ended January 2, 2016. Accounts payable and accrued expenses decreased primarily due to the decrease in accrued expenses of $480, partially offset by an increase in accounts payable of $161. Accounts payable and accrued expenses increased to $33,109 at January 3, 2015 compared to $25,628 at December 28, 2013 resulting in an increase in operating liabilities and reflecting a cash inflow of $7,481 for the fiscal year ended January 3, 2015 . Accounts payable and accrued expenses increased primarily due to the increase in accounts payable of $5,693, a $733 increase in accrued marketing and a $602 increase in payroll related accruals.

•
Other current liabilities increased to $3,854 at January 2, 2016 compared to $3,505 at January 3, 2015, resulting in an increase in operating liabilities and reflecting a cash inflow of $349 for the fiscal year ended January 2, 2016. Other current liabilities increased primarily due to an increase in customer deposits. Other current liabilities decreased to $3,505 at January 3, 2015 compared to $3,682 at December 28, 2013, resulting in a decrease in operating liabilities and reflecting a cash outflow of $177 for the fiscal year ended January 3, 2015. Other current liabilities decreased due to decreases in deferred rent deferred revenues and customer deposits.

Investing Activities
For the fiscal years ended January 2, 2016, January 3, 2015 and December 28, 2013, net cash used in investing activities was primarily the result of increases in property and equipment ($7,780, $5,556 and $8,325 respectively). Property and equipment is primarily internally developed software. Capitalized costs include amounts directly related to website and software development, primarily payroll and payroll related costs for employees and outside contractors who are directly associated with and devote time to the internal use software project. We expect our capital expenditures to be flat or slightly higher in fiscal 2016 compared to fiscal 2015.
Financing Activities
For the fiscal year ended January 2, 2016, net cash provided by financing activities was primarily due to the net draws made on debt, totaling $737. For the fiscal year ended January 3, 2015, net cash provided by financing activities was primarily due to gross proceeds of $7,000 received from the sale of 35.9% of AutoMD's outstanding common stock and the net draws made on debt, totaling $4,248. (see further discussion in “Debt and Available Borrowing Resources” below).
For the fiscal year ended December 28, 2013, net cash provided by financing activities was primarily due to gross proceeds received from the issuance of Series A Preferred of $6,017 and common stock of $2,235, and proceeds from the sale leaseback of our LaSalle, Illinois facility for $9,584, partially offset by the net payments made on debt, totaling $9,447.
Debt and Available Borrowing Resources
Total debt (primarily comprised of a revolving loan payable of $11,759, discussed further below, and capital leases of $10,689) was $22,448 as of January 2, 2016, compared to $20,561 (primarily comprised of a revolving loan payable of $11,022, discussed further below, and capital leases of $9,539) as of January 3, 2015.
The Company maintains an asset-based revolving credit facility that provides for, among other things, a revolving commitment, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. On February 5, 2016, the Company and JPMorgan entered into an Eighth Amendment to Credit Agreement and Third Amendment to Pledge and Security Agreement, which amended the Credit Agreement previously entered into by the Company, certain of its domestic subsidiaries and JPMorgan on April 26, 2012 and the Pledge and Security Agreement previously entered into by the Company, certain of its domestic subsidiaries and JPMorgan on April 26, 2012. Pursuant to the Amendment, JPMorgan increased its revolving commitment from $25,000 to $30,000. Upon satisfaction of certain conditions, the Company has the right to increase the revolving commitment up to $40,000. The credit facility matures on April 26, 2017.
The following amendments to the Credit Agreement and Security Agreement were also made under the Eighth Amendment:

•	The aggregate principal amount of indebtedness that is permitted related to capital leases was increased from $1,500 to $2,000.

•
The Amendment provides that loans drawn under the Credit Agreement will bear interest at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.5% or (b) a “base rate”, subject to an increase or reduction by up to 0.25% per annum based on the Company’s fixed charge coverage ratio. A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. At January 2, 2016, the Company’s LIBOR based interest rate was 2.69% (on $11,700 principal) and the Company’s prime based rate was 3.75% (on $59 principal).

•
The Credit Agreement previously contained an “Availability Block” (as defined under the Credit Agreement) of $2,000 through June 30, 2016; however, the “Availability Block” was eliminated effective upon the execution of the Amendment. In the event that “excess availability” (as defined under the Credit Agreement) is less than $2,400, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 (with the trigger subject to adjustment based on the Company’s revolving commitment). The Company’s excess availability was $8,803 at January 2, 2016.

•
Under the terms of the Security Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for five business days (on a cumulative rather than a consecutive basis), and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). As of the date hereof, the cash dominion period has not been in effect; accordingly no principal payments are currently due.

•
The Company’s required excess availability related to the “Covenant Testing Trigger Period” (as defined under the Credit Agreement) under the revolving commitment under the Credit Agreement has been increased to less than $2,400 from less than $2,000 for the period commencing on any day that excess availability is less than $2,400 for five business days (on a cumulative rather than a consecutive basis), and continuing until excess availability has been greater than or equal to $2,400 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment).

•
The trigger, requiring the Company to provide certain reports under the Credit Agreement, relating to excess availability under the revolving commitment under the Credit Agreement, has been reduced to less than $3,600 from less than $4,000 for the period commencing on any day that excess availability is less than $3,600 for five business days (on a cumulative rather than a consecutive basis), and continuing until excess availability has been greater than or equal to $3,600 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment).

In addition, certain negative covenants applicable to the Company and AutoMD related to certain contractual and financial tests to permit the Company and AutoMD to consummate certain obligations set forth in the agreements entered into by the Company and AutoMD on October 8, 2014 (the “Financing Documents”) in connection with the sale of AutoMD common stock to certain investors (the “AutoMD Financing”) have been revised increasing the availability requirement to $2,400 before and after giving effect to the consummation of such obligations. The negative covenants have been further revised to allow for the sale of up to 2.0 million shares of AutoMD common stock by the Company.
Certain of the Company’s domestic subsidiaries are co-borrowers (together with the Company, the “Borrowers”) under the Credit Agreement, and certain other domestic subsidiaries are guarantors (the “Guarantors” and, together with the Borrowers, the “Loan Parties”) under the Credit Agreement. The Borrowers and the Guarantors are jointly and severally liable for the Borrowers’ obligations under the Credit Agreement. The Loan Parties’ obligations under the Credit Agreement are secured, subject to customary permitted liens and certain exclusions, by a perfected security interest in (a) all tangible and intangible assets and (b) all of the capital stock owned by the Loan Parties (limited, in the case of foreign subsidiaries, to 65% of the capital stock of such foreign subsidiaries). The Borrowers may voluntarily prepay the loans at any time. The Borrowers are required to make mandatory prepayments of the loans (without payment of a premium) with net cash proceeds received upon the occurrence of certain “prepayment events,” which include certain sales or other dispositions of collateral, certain casualty or condemnation events, certain equity issuances or capital contributions, and the incurrence of certain debt.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, fundamental changes, investments, dispositions, prepayment of other indebtedness, mergers, and dividends and other distributions.
Events of default under the Credit Agreement include: failure to timely make payments due under the Credit Agreement; material misrepresentations or misstatements under the Credit Agreement and other related agreements; failure to comply with covenants under the Credit Agreement and other related agreements; certain defaults in respect of other material indebtedness; insolvency or other related events; certain defaulted judgments; certain ERISA-related events; certain security interests or liens under the loan documents cease to be, or are challenged by the Company or any of its subsidiaries as not being, in full force and effect; any loan document or any material provision of the same ceases to be in full force and effect; and certain criminal indictments or convictions of any Loan Party. As of January 2, 2016, the Company was in compliance with all covenants under the Credit Agreement.
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
As of January 2, 2016, the Company had total capital leases payable of $10,689. The present value of the net minimum payments on capital leases as of January 2, 2016 is as follows:

Total minimum lease payments	$19,091
Less amount representing interest	(8,402)
Present value of net minimum lease payments	10,689
Current portion of capital leases payable	521
Capital leases payable, net of current portion	$10,168
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
Contractual Obligations
The following table sets forth our contractual cash obligations and commercial commitments as of January 2, 2016:

	Payment Due By Period (in thousands)
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal payments on revolving loan payable (1)	$11,759	$—	$11,759	$—	$—
Interest payments on revolving loan payable (2)	422	322	100		—
Operating lease obligations (3)	2,701	1,156	874	671	—
Capital lease obligations (4)	19,091	1,291	2,514	2,381	12,905

(1)
Amounts represent the expected principal cash payments relating to our debt and do not include any fair value adjustments or discounts and premiums. Our outstanding debt is comprised of a revolving loan which currently has no principal payment requirements, and matures in April 2017. The principal outstanding balance at January 2, 2016 is presumed to be the amount due in April 2017. See additional information in “Liquidity and Capital Resources – Debt and Available Borrowing Resources” above.

(2)
Amounts represent the expected interest cash payments relating to our revolving loan balance at January 2, 2016. The principal outstanding balance and the interest rates prevalent at January 2, 2016 were used to calculate the expected future interest payments.

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

Inventory. Inventory consists of finished goods available-for-sale. We purchase inventory from suppliers both domestically and internationally, primarily in Taiwan and China. We believe that our products are generally available from more than one supplier, and we maintain multiple sources for many of our products, both internationally and domestically. We offer a broad line of auto parts for automobiles, trucks, motorcycles and recreational vehicles from model years 1965 to 2015. Because of the continued demand for our products, we primarily purchase products in bulk quantities to take advantage of quantity discounts and to ensure inventory availability.
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
Long-Lived Assets and Intangibles. We acquire tangible and intangible assets in the normal course of business. We evaluate the recoverability of the carrying amount of these long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with ASC Topic 360- Property, Plant, and Equipment (“ASC 360”). Management assesses potential impairments whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will result when the carrying value exceeds the undiscounted cash flows estimated to result from the use and eventual disposition of the asset. We continually use judgment when applying these impairment rules to determine the timing of the impairment tests, undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. The reasonableness of our judgments could significantly affect the carrying value of our long-lived assets. During fiscal years 2015 and 2014 no adverse events related to the Company's financial performance were identified which would have indicated property and equipment and intangibles subject to amortization may not be recoverable. For fiscal year 2013, we recorded impairment charges on property and equipment and intangibles subject to amortization of $4,832 and $1,245, respectively.

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
The valuation of deferred tax assets requires judgment and assessment of the future tax consequences of events that have been recorded in the financial statements or in the tax returns, and our future profitability represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations. Due to our combined cumulative three-year adjusted loss position, it was determined that it was not more likely than not that we would realize our net deferred tax assets. As of December 28, 2013, the valuation allowance was $43,509, after recording an additional valuation allowance of $6,621 in fiscal year 2013. As of January 3, 2015, the valuation allowance was $45,867, after recording an additional valuation allowance of $2,358 in fiscal year 2014. As of January 2, 2016, the valuation allowance was $46,196, after recording an additional valuation allowance of $329 in fiscal year 2015.
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
As of January 2, 2016, federal and state NOL carryforwards were $68,307 and $79,046, respectively. Federal NOL carryforwards of $2,690 were acquired in the acquisition of WAG which are subject to Internal Revenue Code section 382 and limited to an annual usage limitation of $135. Federal NOL carryforwards expire in 2029, while state NOL carryforwards begin to expire in 2016. The state NOL carryforwards expire in the respective tax years as follows (in thousands):

2016-2022	$40,569
2023-2033	38,477
$79,046

We utilize a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of January 2, 2016, we had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.
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
Market Risk. Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial commodity market prices and rates. We are exposed to market risk primarily in the area of changes in U.S. interest rates and conditions in the credit markets. We also have some exposure related to foreign currency fluctuations. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We do not have any derivative financial instruments as of January 2, 2016. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities and mutual funds that hold debt securities.
Interest Rate Risk. Our investment securities generally consist of mutual funds. As of January 2, 2016, our investments were comprised of $65 of investments in mutual funds that primarily hold debt securities.
As of January 2, 2016, we had a balance of $11,759 outstanding under a revolving loan under our credit facility. The interest rate on this loan is computed based on a LIBOR and Prime loan rate, adjusted by features specified in our loan agreement. At our debt level as of January 2, 2016, a 100 basis point increase in interest rates would not materially affect our earnings and cash flows. If, however, we are unable to meet the covenants in our loan agreement, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate. There can be no assurance that any renegotiated terms of credit would not materially impact our earnings. At January 2, 2016, our LIBOR based interest rate was 2.69% per annum (on $11,700 principal) and our Prime based rate was 3.75% per annum (on $59 principal). Refer to additional discussion in Item 7, under the caption “Liquidity and Capital Resources – Debt and Available Borrowing Resources” and in “Note 6 – Borrowings” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.
Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. dollar weakens year-over-year relative to currencies in our international locations, our consolidated gross profit would be lower and operating expenses would be higher than if currencies had remained constant. Likewise, if the U.S. dollar strengthens year-over-year relative to currencies in our international locations, our consolidated gross profit would be higher and operating expenses would be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos, and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, a fluctuation of 10% in the Peso/U.S. dollar exchange rate would have approximately a $1.0 million impact on our Philippine operating expenses for the fifty-three weeks ended January 2, 2016. During fiscal 2014 we hedged a portion of our forecasted foreign currency exposure associated with operating expenses incurred in the Philippines. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. As of January 2, 2016, we had no hedges in place. We are evaluating our options on how to manage this risk and considering various methods to mitigate such risk. Our Canadian website sales are denominated in Canadian dollars; however, fluctuations in exchange rates from these operations are only expected to have a nominal impact on our operating results due to the relatively small number of sales generated in Canada. We believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are set forth in Part IV, Item 15 of this report and are hereby incorporated into this Item 8 by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 2, 2016 pursuant to Rule 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objectives for which they were designed and operated at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). We assessed the effectiveness of our internal control over financial reporting as of January 2, 2016, based on the “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment was conducted utilizing our documentation of policies and procedures, risk control matrices, gap analysis, key process walk-throughs and management’s knowledge of and interaction with its controls and testing of our key controls.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on such assessment and criteria, management has concluded that the internal controls over financial reporting were effective, and were operating at the reasonable assurance level as of January 2, 2016.
Changes in Internal Control Over Financial Reporting
The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter ended January 2, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

ITEM 9B.     OTHER INFORMATION
On March 9, 2016, the Board of Directors (the “Board”) of the Company amended the Company’s Amended and Restated Bylaws, effective immediately, to add as a new forum selection provision for the adjudication of certain disputes. The amendment, set forth in Article IX, Section 9.1 of the Amended and Restated Bylaws, provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court located within the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company's stockholders, (iii) any action asserting a claim arising pursuant to any provision of the General Corporation Law of Delaware, the certificate of incorporation of the Company or the Bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine. The foregoing description is qualified in its entirety by reference to the Amendment to the Amended and Restated Bylaws, a copy of which is attached hereto as Exhibit 3.4 and incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a)Identification of Directors. The information under the caption “Election of Directors,” appearing in the Proxy Statement (“Proxy Statement”), is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2015.
(b) Identification of Executive Officers and Certain Significant Employees. The information under the caption “Executive Compensation and Other Information—Executive Officers,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2015.
(c) Compliance with Section 16(a) of the Exchange Act. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2015.
(d) Code of Ethics. The information under the caption “Corporate Governance – Code of Ethics and Business Conduct,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2015.
(e) Board Committees. The information under the caption “Corporate Governance — Board Committees and Meetings,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2015.

ITEM 11.     EXECUTIVE COMPENSATION
The information under the caption “Executive Compensation and Other Information”, appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the captions “Securities Authorized for Issuance Under Equity Compensation Plans” and “Ownership of Securities by Certain Beneficial Owners and Management,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the captions “Corporate Governance — Director Independence” and “Certain Relationships and Related Transactions,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2015.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the caption “Fees Paid to Independent Registered Public Accounting Firm,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2015.

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

3.4	Amendment to Amended and Restated Bylaws of U.S. Auto Parts Network, Inc.

4.1*	Specimen common stock certificate

10.1+*	U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan

10.2+*	Form of Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.3+*	Form of Notice of Grant of Stock Option under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.4+*	Form of Acceleration Addendum to Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.5+*	U.S. Auto Parts Network, Inc. 2007 Omnibus Plan and Form of Award Agreements

10.6†*	Catalog License and Parts Purchase Agreement dated November 20, 2006 by and between U.S. Auto Parts Network, Inc. and WORLDPAC, Inc.

10.7+	Form of Indemnification Agreement for Officers and Directors

10.8+
Employment Agreement dated March 23, 2015 between U.S. Auto Parts Network, Inc. and Neil Watanabe (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2015).

10.9+	Employment Agreement dated May 20, 2015 between U.S. Auto Parts Network, Inc. and David Eisler.

10.10+
Employment Agreement dated February 14, 2014 between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2014)

10.11+
Non-Qualified Stock Option Agreement dated October 15, 2007 between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.12+
Non-Qualified Stock Option Agreement dated October 15, 2007 (performance grant) between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.13+	2007 New Employee Incentive Plan (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.14+
Employment Agreement dated February 14, 2014, between the Company and Aaron Coleman (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2014)

Exhibit No.	Description
10.15+
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

10.25+
Employment Agreement dated February 14, 2014 between the Company and Bryan P. Stevenson. (incorporated by reference to Exhibit 99.6 to the Current Report on Form 8-k filed with the Securities and Exchange Commission on February 18, 2014)

10.26+	Form of Stock Unit Award Agreement (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2014)

10.27+
Form of Stock Unit Award Agreement under the U.S. Auto Parts Network, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-k filed with the Securities and Exchange Commission on February 18, 2014)

10.28
Third Amendment to Credit Agreement dated as of August 2, 2013 by and between U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2013)

10.29
Fourth Amendment to Credit Agreement dated August 4, 2014 by and between U.S. Auto Parts Network, Inc., certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014)

10.30
Common Stock Purchase Agreement, dated October 8, 2014, by and among AutoMD, Inc., U.S. Auto Parts Network, Inc., Muzzy-Lyon Auto Parts, Inc., Manheim Investments, Inc., Oak Investment Partners XI, L.P. and the Sol Khazani Living Trust (incorporated by reference to the Current Report on Form 8-K filed on October 9, 2014)

10.31
Investor Rights Agreement, dated October 8, 2014, by and among AutoMD, Inc., U.S. Auto Parts Network, Inc., Muzzy-Lyon Auto Parts, Inc., Manheim Investments, Inc., Oak Investment Partners XI, L.P. and the Sol Khazani Living Trust (incorporated by reference to the Current Report on Form 8-K filed on October 9, 2014)

Exhibit No.	Description
10.32
Voting Agreement, dated October 8, 2014, by and among AutoMD, Inc., U.S. Auto Parts Network, Inc., Muzzy-Lyon Auto Parts, Inc., Manheim Investments, Inc., Oak Investment Partners XI, L.P. and the Sol Khazani Living Trust (incorporated by reference to the Current Report on Form 8-K filed on October 9, 2014)

10.33
Right of First Refusal and Co-Sale Agreement, dated October 8, 2014, by and among AutoMD, Inc., U.S. Auto Parts Network, Inc., Muzzy-Lyon Auto Parts, Inc., Manheim Investments, Inc., Oak Investment Partners XI, L.P. and the Sol Khazani Living Trust (incorporated by reference to the Current Report on Form 8-K filed on October 9, 2014)

10.34
Fifth Amendment to Credit Agreement and First Amendment to Pledge and Security Agreement, dated October 8, 2014, by and among U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A (incorporated by reference to the Current Report on Form 8-K filed on October 9, 2014)

10.35
Sixth Amendment to Credit Agreement and First Amendment to Pledge and Security Agreement, dated January 2, 2015, by and among U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A (incorporated by reference to the Current Report on Form 8-K filed on January 5, 2015)

10.36
Board Candidate Agreement dated March 20, 2014 between the Company and Timothy Maguire and Maguire Asset Management LLC (incorporated by reference to the Current Report on Form 8-K filed on March 23, 2014)

10.37
Seventh Amendment to Credit Agreement and Second Amendment to Pledge and Security Agreement, dated March 24, 2015, by and among U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 13, 2015)

10.38
Eighth Amendment to Credit Agreement and Third Amendment to Pledge and Security Agreement, dated February 5, 2016, by and among U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A

10.39+
Form of Performance Restricted Stock Unit Award Agreement under the U.S. Auto Parts Network, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2016)

10.40+
Form of Performance Cash Bonus Award Agreement under the U.S. Auto Parts Network, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2016)

10.41+	AutoMD, Inc. 2014 Equity Incentive Plan

10.42+	AutoMD, Inc. Stock Option Grant Notice and Option Agreement, dated January 29, 2015, between AutoMD, Inc. and Shane Evangelist

10.43	Deed of Lease dated February 4, 2016 by and between U.S. Auto Parts Network, Inc. and Liberty Property Limited Partnership

21.1	Subsidiaries of U.S. Auto Parts Network, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit No.	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date:	March 10, 2016	U.S. AUTO PARTS NETWORK, INC.

		By:	/s/ Shane Evangelist
Shane Evangelist
Chief Executive Officer
POWER OF ATTORNEY
We, the undersigned officers and directors of U.S. Auto Parts Network, Inc., do hereby constitute and appoint Shane Evangelist and Neil Watanabe, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Shane Evangelist	Chief Executive Officer and Director	March 10, 2016
Shane Evangelist	(principal executive officer)

/s/ Neil Watanabe	Chief Financial Officer	March 10, 2016
Neil Watanabe	(principal financial and accounting officer)

/s/ Robert J. Majteles	Chairman of the Board	March 10, 2016
Robert J. Majteles

/s/ Joshua L. Berman	Director	March 10, 2016
Joshua L. Berman

/s/ Fredric W. Harman	Director	March 10, 2016
Fredric W. Harman

/s/ Jay K. Greyson	Director	March 10, 2016
Jay K. Greyson

/s/ Sol Khazani	Director	March 10, 2016
Sol Khazani

/s/ Warren B. Phelps III	Director	March 10, 2016
Warren B. Phelps III

/s/ Barbara Palmer	Director	March 10, 2016
Barbara Palmer

/s/ Bradley E. Wilson	Director	March 10, 2016
Bradley E. Wilson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
U.S. Auto Parts Network, Inc.
We have audited the accompanying consolidated balance sheet of U.S. Auto Parts Network, Inc. and subsidiaries as of January 2, 2016, and the related consolidated statements of operations and comprehensive operations, stockholders’ equity, and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Auto Parts Network, Inc. and subsidiaries as of January 2, 2016 and the results of their operations and their cash flows for the fiscal year then ended, in conformity with U.S. generally accepted accounting principles.
/s/ RSM US LLP
Los Angeles, CA
March 10, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
U.S. Auto Parts Network, Inc.
Carson, CA

We have audited the accompanying consolidated balance sheet of U.S. Auto Parts Network, Inc. and subsidiaries (the “Company”) as of January 3, 2015, and the related consolidated statements of operations and comprehensive operations, stockholders’ equity, and cash flows for the years ended January 3, 2015 and December 28, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of U.S. Auto Parts Network, Inc. and subsidiaries as of January 3, 2015 and the results of their operations and their cash flows for the years ended January 3, 2015 and December 28, 2013, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Los Angeles, CA
March 19, 2015
(March 10, 2016, as to the disclosure of the approximate distribution of Base USAP online revenue by product type for fiscal years 2014 and 2013 included in Note 15 - Segment Information)

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par and Per Share Liquidation Value)

	January 2, 2016	January 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$5,537	$7,653
Short-term investments	65	62
Accounts receivable, net of allowances of $17 and $41 at January 2, 2016 and January 3, 2015, respectively	3,236	3,804
Inventory	51,216	48,362
Other current assets	2,475	2,669
Total current assets	62,529	62,550
Property and equipment, net	18,431	16,966
Intangible assets, net	1,476	1,707
Other non-current assets	1,320	1,684
Total assets	$83,756	$82,907
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,523	$25,362
Accrued expenses	7,267	7,747
Revolving loan payable	11,759	11,022
Current portion of capital leases payable	521	269
Other current liabilities	3,854	3,505
Total current liabilities	48,924	47,905
Capital leases payable, net of current portion	10,168	9,270
Deferred income taxes	944	1,618
Other non-current liabilities	1,577	1,891
Total liabilities	61,613	60,684
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; $1.45 per share liquidation value or aggregate of $6,017; 4,150 shares authorized; 4,150 and 4,150 shares issued and outstanding at January 2, 2016 and January 3, 2015, respectively	4	4
Common stock, $0.001 par value; 100,000 shares authorized; 34,137 and 33,624 shares issued and outstanding at January 2, 2016 and January 3, 2015, respectively	34	33
Additional paid-in-capital	176,873	174,369
Accumulated other comprehensive income	440	360
Accumulated deficit	(157,011)	(155,489)
Total stockholders’ equity	20,340	19,277
Noncontrolling interest	1,803	2,946
Total equity	22,143	22,223
Total liabilities and equity	$83,756	$82,907
See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(In Thousands, Except Per Share Data)

	Fiscal Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Net sales	$291,091	$283,508	$254,753
Cost of sales (1)	207,657	205,058	180,620
Gross profit	83,434	78,450	74,133
Operating expenses:
Marketing	43,279	42,008	41,045
General and administrative	16,509	16,701	17,567
Fulfillment	20,237	20,368	18,702
Technology	5,000	4,863	5,128
Amortization of intangible assets	464	422	381
Impairment loss on property and equipment	—	—	4,832
Impairment loss on intangible assets	—	—	1,245
Total operating expenses	85,489	84,362	88,900
Loss from operations	(2,055)	(5,912)	(14,767)
Other income (expense):
Other income, net	36	65	148
Interest expense	(1,216)	(1,101)	(972)
Total other expense, net	(1,180)	(1,036)	(824)
Loss before income taxes	(3,235)	(6,948)	(15,591)
Income tax (benefit) provision	(811)	138	43
Net loss including noncontrolling interests	(2,424)	(7,086)	(15,634)
Net loss attributable to noncontrolling interests	(1,143)	(207)	—
Net loss attributable to U.S. Auto Parts	(1,281)	(6,879)	(15,634)
Other comprehensive income attributable to U.S. Auto Parts, net of tax:
Foreign currency translation adjustments	36	20	55
Actuarial loss on defined benefit plan	44	(106)	—
Unrealized gains on investments	—	—	7
Total other comprehensive income (loss) attributable to U.S. Auto Parts	80	(86)	62
Comprehensive loss attributable to U.S. Auto Parts	$(1,201)	$(6,965)	$(15,572)
Basic and diluted net loss per share	$(0.04)	$(0.21)	$(0.48)
Shares used in computation of basic and diluted net loss per share	33,946	33,489	32,697

(1)
Excludes depreciation and amortization expense which is included in marketing, general and administrative and fulfillment expense as described in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations”.

See accompanying notes to consolidated financial statements.

U.S AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Preferred Stock		Common Stock		Additional Paid-in- Capital	Preferred Stock Dividend Distributable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
Balance, December 29, 2012	—	—	31,128	$31	$159,781	—	$384	(132,552)	$27,644	—	27,644
Net loss	—	—	—	—	—	—	—	(15,634)	(15,634)	—	(15,634)
Issuance of shares in connection with Series A Preferred Stock, net of issuance costs	4,150	4	—	—	5,166	—	—	—	5,170	—	5,170
Issuance of shares in connection with common stock offering, net of issuance costs	—	—	2,050	2	1,989	—	—	—	1,991	—	1,991
Issuance of common stock in connection with preferred stock dividends	—	—	50	—	60	—	—	—	60	—	60
Issuance of shares in connection with stock option exercises	—	—	101	—	183	—	—	—	183	—	183
Issuance of shares in connection with BOD fees	—	—	23	—	31	—		—	31	—	31
Share-based compensation	—	—	—	—	1,483	—	—	—	1,483	—	1,483
Common stock dividend distributable on Series A Preferred Stock	—	—	—	—	—	60	—	(120)	(60)	—	(60)
Cash dividends on preferred stock	—	—	—	—	—	—	—	(64)	(64)	—	(64)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	7	—	7	—	7
Effect of changes in foreign currencies	—	—	—	—	—	—	55	—	55	—	55
Balance, December 28, 2013	4,150	4	33,352	33	168,693	60	446	(148,370)	20,866	—	20,866
Issuance of shares of Auto MD common stock	—	—	—	—	2,512	—	—	—	2,512	3,153	5,665
Net loss	—	—	—	—	—	—	—	(6,879)	(6,879)	(207)	(7,086)
Issuance of common stock in connection with preferred stock dividends	—	—	107	—	300	(300)	—	—	—	—	—
Issuance of shares in connection with stock option exercises	—	—	144	—	295	—	—	—	295	—	295
Issuance of shares in connection with restricted stock units vesting	—	—	21	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,569	—	—	—	2,569	—	2,569
Common stock dividend distributable on Series A Preferred Stock	—	—	—	—	—	240		(240)	—	—	—
Actuarial loss on defined benefit plan	—	—	—	—	—	—	(106)	—	(106)	—	(106)
Effect of changes in foreign currencies	—	—	—	—	—	—	20	—	20	—	20
Balance, January 3, 2015	4,150	4	33,624	33	174,369	—	360	(155,489)	19,277	2,946	22,223
Net loss	—	—	—	—	—	—	—	(1,281)	(1,281)	(1,143)	(2,424)
Issuance of common stock in connection with preferred stock dividends	—	—	103	—	241	(241)	—	—	—	—	—
Issuance of shares in connection with stock option exercises	—	—	301	—	135	—	—	—	135	—	135
Issuance of shares in connection with restricted stock units vesting	—	—	397	—	(809)	—	—	—	(809)	—	(809)

Minimum tax withholding on RSU's	—	—	(151)	1	450	—	—	—	451	—	451
Minimum tax withholdings on Options exercised	—	—	(139)	—	(80)	—	—	—	(80)	—	(80)
Share-based compensation	—	—	—	—	2,565	—	—	—	2,565	—	2,565
Issuance of shares in connection with BOD Fees	—	—	2	—	2	—	—	—	2	—	2
Common stock dividend distributable on Series A Preferred Stock	—	—	—	—	—	241		(241)	—	—	—
Actuarial gain on defined benefit plan	—	—	—	—	—	—	44	—	44	—	44
Effect of changes in foreign currencies	—	—	—	—	—	—	36	—	36	—	36
Balance, January 2, 2016	4,150	$4	34,137	$34	$176,873	$—	$440	$(157,011)	$20,340	$1,803	$22,143
See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Fiscal Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Operating activities
Net loss including noncontrolling interests	$(2,424)	$(7,086)	$(15,634)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	7,510	8,923	12,175
Amortization of intangible assets	464	422	381
Deferred income taxes	(906)	74	59
Share-based compensation expense	2,419	2,371	1,263
Stock awards issued for non-employee director service	2	—	31
Impairment loss on property and equipment	—	—	4,832
Impairment loss on intangible assets	—	—	1,245
Amortization of deferred financing costs	82	81	81
Loss (gain) from disposition of assets	(13)	(96)	(35)
Changes in operating assets and liabilities:
Accounts receivable	568	1,105	2,403
Inventory	(2,854)	(11,412)	5,740
Other current assets	262	471	954
Other non-current assets	225	(39)	(213)
Accounts payable and accrued expenses	119	6,992	(11,833)
Other current liabilities	475	(302)	(1,054)
Other non-current liabilities	(184)	(261)	472
Net cash provided by (used in) operating activities	5,745	1,243	867
Investing activities
Additions to property and equipment	(7,780)	(5,556)	(8,325)
Proceeds from sale of property and equipment	13	27	47
Cash paid for intangibles	(25)	(200)	—
Proceeds from sale of marketable securities and investments	—	745	52
Purchases of marketable securities and investments	—	(746)	(7)
Purchases of company-owned life insurance	—	—	(106)
Net cash used in investing activities	(7,792)	(5,730)	(8,339)
Financing activities
Proceeds from revolving loan payable	15,637	19,506	19,561
Payments made on revolving loan payable	(14,900)	(15,258)	(29,008)
Proceeds from sale-leaseback transaction	—	—	9,584
Proceeds from issuance of Series A convertible preferred stock	—	—	6,017
Payment of issuance costs from Series A convertible preferred stock	—	—	(847)
Proceeds from issuance of common stock	—	—	2,235
Payment of issuance costs from common stock	—	—	(244)
Proceeds from sale of equity in subsidiary	—	7,000	—
Payments on capital leases	(438)	(232)	(198)
Statutory tax witholding payment for share-based compensation	(438)	—	—
Proceeds from exercise of stock options	134	295	183
Payment of liabilities related to financing activities	(100)	—	(64)
Net cash provided by (used in) financing activities	(105)	11,311	7,219
Effect of exchange rate changes on cash	36	11	41
Net change in cash and cash equivalents	(2,116)	6,835	(212)
Cash and cash equivalents, beginning of period	7,653	818	1,030
Cash and cash equivalents, end of period	$5,537	$7,653	$818
Supplemental disclosure of non-cash investing and financing activities:
Accrued asset purchases	$708	$1,232	$736
Accrued intangible asset purchases	125	—	—
Property acquired under capital lease	1,588	—	322
Unrealized gain on investments	—	—	7
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$104	$60	$43
Cash paid during the period for interest	1,145	1,029	884
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
The Company’s products consist of collision parts, engine parts, and performance parts and accessories. The collision parts category is primarily comprised of body parts for the exterior of an automobile. Our parts in this category are typically replacement parts for original body parts that have been damaged as a result of a collision or through general wear and tear. The majority of these products are sold through our websites. In addition, we sell an extensive line of mirror products, including our own private-label brand called Kool-Vue™, which are marketed and sold as aftermarket replacement parts and as upgrades to existing parts. The engine parts category is comprised of engine components and other mechanical and electrical parts. These parts serve as replacement parts for existing engine parts and are generally used by professionals and do-it-yourselfers for engine and mechanical maintenance and repair. We offer performance versions of many parts sold in each of the above categories. Performance parts and accessories generally consist of parts that enhance the performance of the automobile, upgrade existing functionality of a specific part or improve the physical appearance or comfort of the automobile.
The Company is a Delaware C corporation and is headquartered in Carson, California. The Company also has employees located in Virginia, Tennessee, Texas, and Illinois, as well as in the Philippines.
Fiscal Year
The Company’s fiscal year is based on a 52/53 week fiscal year ending on the Saturday closest to December 31. The fiscal year ended January 2, 2016 (fiscal year 2015) is a 52 week period, the fiscal year ended January 3, 2015 (fiscal year 2014) is a 53 week period and the fiscal year ended December 28, 2013 (fiscal year 2013) is a 52 week period.
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
Basis of Presentation
During fiscal year 2015, the Company’s revenues increased 2.7% from fiscal 2014 after having increased in fiscal year 2014 by 11.3% from fiscal year 2013. In fiscal year 2015, the Company incurred a net loss of $1,281, after incurring net losses of $6,879 and $15,634 in fiscal years 2014 and 2013, respectively. Based on our current operating plan, we believe that our existing cash, cash equivalents, short-term investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months. When compared to fiscal year 2015, we expect our revenues to increase and our net loss to be lower in fiscal year 2016. Should the Company’s operating results not meet expectations in 2016, it could negatively impact our liquidity as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell assets or seek additional equity or additional debt financing in the future. There can be no assurance that we would be able to raise such additional financing or engage in such additional asset sales on acceptable terms, or at all. If revenues were to decline and the net loss is larger or continues for longer than we expect because our strategies to return to profitability are not successful or otherwise, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, but are not limited to, those related to revenue recognition, uncollectible receivables, the valuation of short-term investments, valuation of inventory, valuation of deferred tax assets and liabilities, valuation of intangible and other long-lived assets, recoverability of software development costs, contingencies and share-based compensation expense that results from estimated grant date fair values and vesting of issued equity awards. Actual results could differ from these estimates.
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
Fair Value of Financial Instruments
Financial instruments that are not measured at fair value include accounts receivable, accounts payable and debt. Refer to “Note 3 – Fair Value Measurements” for additional fair value information. If the Company’s revolving loan payable (see “Note 6 – Borrowings”) had been measured at fair value, it would be categorized in Level 2 of the fair value hierarchy, as the estimated value would be based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same or similar terms. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term maturities. Short-term investments are carried at fair value. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of our revolving loan payable, classified as current liability in our consolidated balance sheet, approximates its carrying amount because the interest rate is variable.
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
Investments
Short-term investments are comprised of closed-end funds primarily invested in mutual funds that hold government bonds and stock and short-term money market funds. Mutual funds are classified as short-term investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined. All of the Company’s marketable securities and investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. No other-than-temporary impairment charges were recorded on any investments during fiscal years presented.

Inventory
Inventories consist of finished goods available-for-sale and are stated at the lower of cost or market value, determined using the first-in first-out (“FIFO”) method. The Company purchases inventory from suppliers both domestically and internationally, and routinely enters into supply agreements with Asia-Pacific based suppliers of private label products and U.S.–based suppliers who are primarily drop-ship vendors. The Company believes that its products are generally available from more than one supplier and seeks to maintain multiple sources for its products, both internationally and domestically. The Company primarily purchases products in bulk quantities to take advantage of quantity discounts and to ensure inventory availability. Inventory is reported at the lower of cost or market, adjusted for slow moving, obsolete or scrap product. Inventory at January 2, 2016 and January 3, 2015 included items in-transit to our warehouses, in the amount of $11,120 and $10,717, respectively.
Website and Software Development Costs
The Company capitalizes certain costs associated with website and software developed for internal use according to ASC 350-50 Intangibles – Goodwill and Other – Website Development Costs and ASC 350-40 Intangibles – Goodwill and Other – Internal-Use Software, when both the preliminary project design and testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website and software development such as payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use software project. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. These amounts are amortized on a straight-line basis over two to three years once the software is placed into service. The Company capitalized website and software development costs of $5,664 and $5,651 during fiscal year 2015 and 2014, respectively. At January 2, 2016 and January 3, 2015, our internally developed website and software costs amounted to $22,745 and $40,757, respectively, and the related accumulated amortization and impairment amounted to $17,669 and $36,060, respectively. During fiscal year 2013 the Company recognized an impairment loss on websites and software development costs of $4,832. No impairment was recognized during fiscal years 2015 and 2014.
Long-Lived Assets and Intangibles Subject to Amortization
The Company accounts for the impairment and disposition of long-lived assets, including intangibles subject to amortization, in accordance with ASC 360 Property, Plant and Equipment (“ASC 360”). Management assesses potential impairments whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. An impairment loss will result when the carrying value exceeds the undiscounted cash flows estimated to result from the use and eventual disposition of the asset or asset group. Impairment losses will be recognized in operating results to the extent that the carrying value exceeds the discounted future cash flows estimated to result from the use and eventual disposition of the asset or asset group. The Company continually uses judgment when applying these impairment rules to determine the timing of the impairment tests, undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset or asset group. The reasonableness of our judgments could significantly affect the carrying value of our long-lived assets. As of January 2, 2016 and January 3, 2015, the Company’s long-lived assets did not indicate a potential impairment under the provisions of ASC 360, therefore no impairment charges were recorded for fiscal years 2015 and 2014. During the second quarter of 2013, the Company recognized an impairment loss on property and equipment and intangible assets subject to amortization of $4,832 and $1,245, respectively. Future impairment losses could result if the fair value of the Company’s long lived assets were to decline.
Deferred Catalog Expenses
Deferred catalog expenses consist of third-party direct costs including primarily creative design, paper, printing, postage and mailing costs for all Company direct response catalogs. Such costs are capitalized as deferred catalog expenses and are amortized over their expected future benefit period. Each catalog is fully amortized within nine months. Deferred catalog expenses are included in other current assets and amounted to $256 and $441 at January 2, 2016 and January 3, 2015, respectively.
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
Revenue from sales of advertising is recorded when performance requirements of the related advertising program agreement are met. For each of the fiscal years ended 2015, 2014 and 2013, the advertising revenue represented approximately 1%, of our total revenue.
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
Sales discounts are recorded in the period in which the related sale is recognized. Sales return allowances are estimated based on historical amounts and are recorded upon recognizing the related sales. Credits are issued to customers for returned products. Credits for returned products amounted to $23,543, $24,903, and $24,618 for fiscal year 2015, 2014 and 2013, respectively.

No customer accounted for more than 10% of the Company’s net sales.
The following table provides an analysis of the allowance for sales returns and the allowance for doubtful accounts (in thousands):

	Balance at Beginning of Period	Charged to Revenue, Cost or Expenses	Deductions	Balance at End of Period
Fifty-Two Weeks Ended January 2, 2016
Allowance for sales returns	$897	$23,655	$(23,543)	$1,009
Allowance for doubtful accounts	41	29	(53)	17
Fifty-Three Weeks Ended January 3, 2015
Allowance for sales returns	$893	$24,907	$(24,903)	$897
Allowance for doubtful accounts	213	64	(236)	41
Fifty-Two Weeks Ended December 28, 2013
Allowance for sales returns	$1,364	$24,147	$(24,618)	$893
Allowance for doubtful accounts	221	181	(189)	213
Cost of Sales
Cost of sales consists of the direct costs associated with procuring parts from suppliers and delivering products to customers. These costs include direct product costs, outbound freight and shipping costs, warehouse supplies and warranty costs, partially offset by purchase discounts and cooperative advertising. Total freight and shipping expense included in cost of sales for fiscal year 2015, 2014 and 2013 was $41,250, $40,428, and $34,182, respectively. Depreciation and amortization expenses are excluded from cost of sales and included in marketing, general and administrative and fulfillment expenses.
Warranty Costs
The Company or the vendors supplying its products provide the Company’s customers limited warranties on certain products that range from 30 days to lifetime. Historically, the Company’s vendors have been the party primarily responsible for warranty claims. Standard product warranties sold separately by the Company are recorded as deferred revenue and recognized ratably over the life of the warranty, ranging from one to five years. The Company also offers extended warranties that are imbedded in the price of selected private label products sold. The product brands that include the extended warranty coverage are offered at three different service levels: (a) a five year unlimited product replacement, (b) a five year one-time product replacement, and (c) a three year one-time product replacement. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on each product’s historical return rate and historical warranty cost. The standard and extended warranty obligations are recorded as warranty liabilities and included in other current liabilities in the consolidated balance sheets. For the fiscal year 2015 and 2014, the activity in the aggregate warranty liabilities was as follows (in thousands):

	January 2, 2016	January 3, 2015
Warranty liabilities, beginning of period	$218	$296
Adjustments to preexisting warranty liabilities	(109)	(123)
Additions to warranty liabilities	53	119
Reductions to warranty liabilities	(52)	(74)
Warranty liabilities, end of period	$110	$218
Marketing Expense
Marketing costs, including advertising, are expensed as incurred. The majority of advertising expense is paid to internet search engine service providers and internet commerce facilitators. For fiscal year 2015, 2014 and 2013, the Company recognized advertising costs of $20,251, $18,485 and $16,619, respectively. Marketing costs also include depreciation and amortization expense and share-based compensation expense.

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
Share-Based Compensation
The Company accounts for share-based compensation in accordance with ASC 718 Compensation – Stock Compensation (“ASC 718”). All share-based payment awards issued to employees are recognized as share-based compensation expense in the financial statements based on their respective grant date fair values, and are recognized within the statement of comprehensive income or loss as marketing, general and administrative, fulfillment or technology expense, based on employee departmental classifications. Under this standard, compensation expense for both time-based and performance-based restricted stock units is based on the closing stock price of our common shares on the date of grant, and is recognized on a straight-line basis over the requisite service period. Compensation expense for performance-based awards is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. Compensation expense for stock options is based on the fair value estimated on the date of grant using an option pricing model, and is recognized over the vesting period of three to four years. The Company currently uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards for such stock options, which is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.
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
The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of January 2, 2016, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.
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
Comprehensive Income
The Company reports comprehensive income or loss in accordance with ASC 220 Comprehensive Income. Accumulated other comprehensive income or loss, included in the Company’s consolidated balance sheets, includes foreign currency translation adjustments related to the Company’s foreign operations, actuarial gains and losses on the Company's defined benefit plan and unrealized holding gains and losses from available-for-sale marketable securities and investments. The Company presents the components of net income or loss and other comprehensive income or loss in its consolidated statements of comprehensive operations.
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
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”). The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is evaluating the effect that ASU 2016-02 will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has the effect of the standard on ongoing financial reporting been determined.
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory,” (“ASU 2015-11”) which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The new standard is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the effect that ASU 2015-11 will have on the consolidated financial statements and related disclosures. The Company has not yet determined the effect of the standard on ongoing financial reporting.
In November 2014, the FASB issued Accounting Standards Update No. 2014-16 "Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity". The objective of this Update is to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. The new standard is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company has evaluated the effect that ASU 2014-16 will have on the consolidated financial statements and related disclosures, and it is believed it will not have a material impact on our financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-9, “Revenue from Contracts with Customers,” (“ASU 2014-9”) which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for fiscal years beginning after December 15, 2016.

Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-9 will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has the effect of the standard on ongoing financial reporting been determined.
In August 2014, the FASB issued Accounting Standards Updated No. 2014-15 "Presentation of Financial Statements - Going Concern" ("ASU 2014-15"), which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter; early adoption is permitted. The Company is evaluating the impact the adoption of ASU 2014-15 will have on its consolidated financial statements.
Note 2 – Short-term investments
As of January 2, 2016, the Company held the following short-term investments, recorded at fair value:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Mutual funds (1)	$65	$—	$—	$65
As of January 3, 2015, the Company held the following short-term investments, recorded at fair value:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Mutual funds (1)	$62	$—	$—	$62

(1)
Mutual funds are classified as short-term investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.

Proceeds from the sale of available-for-sale securities are disclosed separately in the accompanying consolidated statements of cash flow. For fiscal years 2015 and 2014, the Company recognized no realized gain or loss of from the sale of mutual funds.

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

Financial Assets Valued on a Recurring Basis
As of January 2, 2016 and January 3, 2015, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s financial instruments, including cash and cash equivalents and short-term investments. The following table represents our fair value hierarchy and the valuation techniques used for financial assets measured at fair value on a recurring basis:

	January 2, 2016
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Cash and cash equivalents (1)	$5,537	$5,537	$—	$—	(a)
Short-term investments – mutual funds(2)	65	65	—	—	(a)
	$5,602	$5,602	$—	$—

	January 3, 2015
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Cash and cash equivalents (1)	$7,653	$7,653	$—	$—	(a)
Short-term investments – mutual funds (2)	62	62	—	—	(a)
	$7,715	$7,715	$—	$—

(1)
Cash equivalents consist primarily of money market funds and short-term investments with original maturity dates of three months or less at the date of purchase, for which the Company determines fair value through quoted market prices.

(2)
Short-term investments consist of mutual funds, classified as available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.

During fiscal year 2015 and 2014, there were no transfers into or out of Level 1 and Level 2 assets.
Non-Financial Assets Valued on a Non-Recurring Basis
The Company’s long-lived assets, including intangible assets subject to amortization, are measured at fair value on a non-recurring basis. These assets are measured at cost but are written-down to fair value, if necessary, as a result of impairment. As of January 2, 2016 and January 3, 2015, the Company determined long-lived assets, including intangible assets, was not impaired, as such, they were not measured at fair value. If such non-financial assets had been measured at fair value, they would be categorized in Level 3 of the fair value hierarchy, as the Company would be required to develop its own assumptions and analysis to determine if such non-financial assets were impaired.
Note 4 – Property and Equipment, Net
The Company’s fixed assets are stated at cost less accumulated depreciation, amortization and impairment. Depreciation and amortization expense are provided for in amounts sufficient to relate the cost of depreciable and amortizable assets to operations over their estimated service lives. Depreciation and amortization expense for fiscal year 2015, 2014 and 2013 was $7,510, $8,923 and $12,175, respectively, which includes amortization expense of $475, $475 and $317, respectively, for capital leased assets. The cost and related accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings.
The Company accounts for the impairment of property and equipment in accordance with ASC 360. As of January 2, 2016, the Company determined property and equipment was not impaired. During the second quarter of 2013, the Company identified adverse events related to the Company’s overall financial performance, including accelerating downward trend in the Company’s revenues and gross margin, which indicated that the carrying amount of certain property and equipment may not be recoverable. Given the indicators of impairment, the Company utilized the royalty savings method rather than cost method in determining the fair values, using a discount rate of 14.5% and royalty rate of 1.0%. Based on its analysis, the Company recognized an impairment loss on internally developed software of $4,832. Any future decline in the fair value of an asset group could result in future impairments. All impairment losses in fiscal years 2013 are included in the Base USAP reportable segment.
Property and equipment consisted of the following at January 2, 2016 and January 3, 2015:

	January 2, 2016	January 3, 2015
Land	$630	$630
Building	8,877	8,877
Machinery and equipment	12,334	9,799
Computer software (purchased and developed) and equipment	27,083	45,170
Vehicles	136	136
Leasehold improvements	1,474	1,761
Furniture and fixtures	1,039	1,036
Construction in process	1,588	1,904
	53,161	69,313
Less accumulated depreciation, amortization and impairment	(34,730)	(52,347)
Property and equipment, net	$18,431	$16,966
On April 17, 2013, the Company’s wholly-owned subsidiary, Whitney Automotive Group, Inc. (“WAG”) entered into a sales leaseback for its facility in LaSalle, Illinois, receiving $9,750 pursuant to a purchase and sale agreement dated April 17, 2013 between WAG and STORE Capital Acquisitions, LLC. The Company used the net proceeds of $9,507 (net of $77 in legal fees) from this sale to reduce its revolving loan payable. Simultaneously with the execution of the purchase and sale agreement and the closing of the sale of the property, the Company entered into a lease agreement with STORE Master Funding III, LLC (“STORE”) whereby we leased back the property for our continued use as an office, retail and warehouse facility for storage, sale and distribution of automotive parts, accessories and related items for 20 years, terminating on April 30, 2033. The related assets represent the amounts included in land and building in the summary above. The Company’s initial base annual rent is $853 for the first year (“Base Rent Amount”), after which the rental amount will increase annually on May 1 by the lesser of 1.5% or 1.25 times the change in the Consumer Price Index as published by the U.S. Department of Labor’s Bureau of Labor Statistics, except that in no event will the adjusted annual rental amount fall below the Base Rent Amount. We were not required to pay any security deposit. Under the terms of the lease, we are required to pay all taxes associated with the lease, pay for any required maintenance on the property, maintain certain levels of insurance and indemnify STORE for losses incurred that are related to our use or occupancy of the property. The lease was accounted for as a capital lease and the $376 excess of the net proceeds over the net carrying amount of the property is amortized in interest expense on a straight-line basis over the lease term of 20 years. As of January 2, 2016, the gross carrying value, the accumulated depreciation and the net carrying value of all capital leased assets included in property and equipment were $11,543, $1,839 and $9,704, respectively. As of January 3, 2015, the gross carrying value, the accumulated depreciation and the net carrying value of all capital leased assets included in property and equipment were $9,643, $907 and $8,736, respectively.
Construction in process primarily relates to the Company’s internally developed software. Certain of the Company’s net property and equipment were located in the Philippines as of January 2, 2016 and January 3, 2015, in the amount of $302 and $244, respectively.
Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes, at rates based on the following estimated useful lives:

Years
Machinery and equipment	2 - 5
Computer software (purchased and developed)	2 - 3
Computer equipment	2 - 5
Vehicles	3 - 5
Leasehold improvements*	3 - 5
Furniture and fixtures	3 - 7
Facility subject to capital lease	20

*	The estimated useful life is the lesser of 3-5 years or the lease term.
Note 5 – Intangible Assets, Net

Intangible assets consisted of the following at January 2, 2016 and January 3, 2015:

	Useful Life	January 2, 2016			January 3, 2015
		Gross Carrying Amount	Accumulated Amort. and Impairment	Net Carrying Amount	Gross Carrying Amount	Accum. Amort. and Impairment	Net Carrying Amount
Intangible assets subject to amortization:
Product design intellectual property	4 years	2,750	(2,361)	389	2,750	(2,102)	648
Patent license agreements	3 - 5 years	562	(219)	343	537	(94)	443
Domain and trade names	10 years	1,407	(663)	744	1,199	(583)	616
Total		$4,719	$(3,243)	$1,476	$4,486	$(2,779)	$1,707
Intangible assets subject to amortization are amortized on a straight-line basis. Amortization expense relating to intangibles totaled $464, $422 and $381 for fiscal year 2015, 2014 and 2013, respectively.
The following table summarizes the future estimated annual amortization expense for these assets over the next five years and thereafter:

2016	$482
2017	344
2018	185
2019	100
2020	100
Thereafter	265
Total	$1,476

Note 6 – Borrowings
The Company maintains an asset-based revolving credit facility that provides for, among other things a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. Upon satisfaction of certain conditions, the Company has the right to increase the revolving commitment to up to $40,000. The Company, to date, has not requested such increases. The credit facility matures on April 26, 2017. At January 2, 2016, our outstanding revolving loan balance was $11,759. The customary events of default under the credit facility (discussed below) include certain subjective acceleration clauses, which management has determined the likelihood of such acceleration is more than remote, considering the recurring losses experienced by the Company, therefore a current classification of our revolving loan payable was required.

On February 5, 2016, the Company and JPMorgan Chase Bank, N.A. (“JPMorgan”) entered into an Eighth Amendment to Credit Agreement and Third Amendment to Pledge and Security Agreement (the “Amendment”), which amended the Credit Agreement previously entered into by the Company, certain of its domestic subsidiaries and JPMorgan on April 26, 2012 (as amended, the “Credit Agreement”) and the Pledge and Security Agreement previously entered into by the Company, certain of its domestic subsidiaries and JPMorgan on April 26, 2012. Pursuant to the Amendment, JPMorgan increased its revolving commitment from $25,000 to $30,000, which is subject to a borrowing base derived from certain receivables, inventory, property and pledged cash.
The following amendments to the Credit Agreement and Security Agreement were also made under the Eighth Amendment:

•	The aggregate principal amount of indebtedness that is permitted related to capital leases was increased from $1,500 to $2,000.

•
The Amendment provides that loans drawn under the Credit Agreement will bear interest at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.5% or (b) a “base rate”, subject to an increase or reduction by up to 0.25% per annum based on the Company’s fixed charge coverage ratio. A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. At January 2, 2016, the Company’s LIBOR based interest rate was 2.69% (on $11,700 principal) and the Company’s prime based rate was 3.75% (on $59 principal).

•
The Credit Agreement previously contained an “Availability Block” (as defined under the Credit Agreement) of $2,000 through June 30, 2016; however, the “Availability Block” was eliminated effective upon the execution of the Amendment. In the event that “excess availability” (as defined under the Credit Agreement) is less than $2,400, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 (with the trigger subject to adjustment based on the Company’s revolving commitment). The Company’s excess availability was $8,803 at January 2, 2016.

•
Under the terms of the Security Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for five business days (on a cumulative rather than a consecutive basis), and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). As of the date hereof, the cash dominion period has not been in effect; accordingly no principal payments are currently due.

•
The Company’s required excess availability related to the “Covenant Testing Trigger Period” (as defined under the Credit Agreement) under the revolving commitment under the Credit Agreement has been increased to less than $2,400 from less than $2,000 for the period commencing on any day that excess availability is less than $2,400 for five business days (on a cumulative rather than a consecutive basis), and continuing until excess availability has been greater than or equal to $2,400 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment).

•
The trigger, requiring the Company to provide certain reports under the Credit Agreement, relating to excess availability under the revolving commitment under the Credit Agreement, has been reduced to less than $3,600 from less than $4,000 for the period commencing on any day that excess availability is less than $3,600 for five business days (on a cumulative rather than a consecutive basis), and continuing until excess availability has been greater than or equal to $3,600 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment).

In addition, certain negative covenants applicable to the Company and AutoMD related to certain contractual and financial tests to permit the Company and AutoMD to consummate certain obligations set forth in the agreements entered into by the Company and AutoMD on October 8, 2014 (the “Financing Documents”) in connection with the sale of AutoMD common stock to certain investors (the “AutoMD Financing”) have been revised increasing the availability requirement to $2,400 before and after giving effect to the consummation of such obligations. The negative covenants have been further revised to allow for the sale of up to 2,000 shares of AutoMD common stock by the Company.
Certain of the Company’s domestic subsidiaries are co-borrowers (together with the Company, the “Borrowers”) under the Credit Agreement, and certain other domestic subsidiaries are guarantors (the “Guarantors” and, together with the Borrowers, the “Loan Parties”) under the Credit Agreement. The Borrowers and the Guarantors are jointly and severally liable for the Borrowers’ obligations under the Credit Agreement. The Loan Parties’ obligations under the Credit Agreement are secured, subject to customary permitted liens and certain exclusions, by a perfected security interest in (a) all tangible and intangible assets and (b) all of the capital stock owned by the Loan Parties (limited, in the case of foreign subsidiaries, to 65% of the capital stock of such foreign subsidiaries). The Borrowers may voluntarily prepay the loans at any time. The Borrowers are required to make mandatory prepayments of the loans (without payment of a premium) with net cash proceeds received upon the occurrence of certain “prepayment events,” which include certain sales or other dispositions of collateral, certain casualty or condemnation events, certain equity issuances or capital contributions, and the incurrence of certain debt.
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
As of January 2, 2016, the Company had capital leases payable of $10,689. The present value of the net minimum payments on capital leases as of January 2, 2016 is as follows:

Total minimum lease payments	$19,091
Less amount representing interest	(8,402)
Present value of net minimum lease payments	10,689
Current portion of capital leases payable	(521)
Capital leases payable, net of current portion	$10,168
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
The table below presents the changes in the Company's ownership interest in AutoMD on the Company's equity:

	Fiscal Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Net loss attributable to U.S. Auto Parts stockholders'	$(1,281)	$(6,879)	$(15,634)
Transfers (to) from the noncontrolling interest:
Increase in U.S. Auto Parts paid-in-capital from sale of AutoMD common stock	—	2,512	—
Changes from net loss attributable to U.S. Auto Parts stockholders' and transfers to noncontrolling interest	$(1,281)	$(4,367)	$(15,634)
Common Stock
The Company has 100,000 shares of common stock authorized. We have never paid cash dividends on our common stock. The following issuances of common stock were made during the fiscal year ended January 2, 2016:

•	The Company issued 162 shares of common stock from option exercises under its various share-based compensation plans.

•	The Company issued 148 shares of common stock from restricted stock units that vested during the period.

•	The Company issued 99 shares of common stock from performance stock units as a result of certain financial metrics being achieved during the period.

•	103 shares of common stock were issued as stock dividends on the Series A Preferred.

•	The Company issued 2 shares of common stock to one non-employee member of the Board of Directors for service fees earned during the period.
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
Each share of Series A Preferred is convertible into shares of our common stock at the initial conversion rate of one share of common stock for each share of Series A Preferred. The conversion will be adjusted for certain non-price based events, such as dividends and distributions on the common stock, stock splits, combinations, recapitalizations, reclassifications, mergers, or consolidations. If not previously converted by the holder, the Series A Preferred will automatically convert to common stock if the volume weighted average price for the common stock for any 30 consecutive trading days is equal to or exceeds $4.35 per share. The shares that would be issued if the contingently convertible Series A Preferred were converted are excluded from the calculation of diluted earnings per share due to the Company’s net loss position for the fiscal year ended January 2, 2016 (refer to “Note 8 – Net Loss Per Share” for anti-dilutive securities).

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
Dividends on the Series A Preferred are payable quarterly at a rate of $0.058 per share per annum in cash, in shares of common stock or in any combination of cash and common stock as determined by the Company’s Board of Directors. Certain conditions are required to be satisfied in order for the Company to pay dividends on the Series A Preferred in shares of common stock, including (i) the common stock being registered pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934, as amended, (ii) the common stock being issued having been approved for listing on a trading market and (iii) the common stock being issued either being covered by an effective registration statement or being freely tradable without restriction under Rule 144 (subject to certain exceptions). The Series A Preferred shall each be entitled to one vote per share for each share of common stock issuable upon conversion thereof (excluding from any such calculation any dividends accrued on such shares) and shall vote together with the holders of common stock as a single class on any matter on which the holders of common stock are entitled to vote. In addition, the Company must obtain the consent of holders of at least a majority of the then outstanding Series A Preferred in connection with (a) any amendment, alteration or repeal of any provision of the certificate of incorporation or bylaws of the Company as to adversely affect the preferences, rights or voting power of the Series A Preferred, or (b) the creation, authorization or issuance of any additional Series A Preferred or any other class or series of capital stock of the Company ranking senior to or on parity with the Series A Preferred or any security convertible into, or exchangeable or exercisable for Series A Preferred or any other class or series of capital stock of the Company ranking senior to or on parity with the Series A Preferred. Concurrent with the Company’s issuance of Series A Preferred, the Company, certain of its domestic subsidiaries and JPMorgan entered into a Second Amended Credit Agreement to allow the Company to pay cash dividends on the Series A Preferred in an aggregate amount of up to $400 per year and pay cash in lieu of issuing fractional shares upon conversion of or in payment of dividends on the Series A Preferred (refer to “Note 6 – Borrowings” of our Notes to Consolidated Financial Statements for additional details). The Company issued 24 shares in payment of dividends on the dividend payment date of December 31, 2013 related to the dividend distributable on the Series A Preferred of $60 accrued on December 28, 2013. For the fiscal year ended January 3, 2015, the Company recorded dividends of $240. The Company issued 83 shares of common stock in payment of the fiscal 2014 dividends. There were no accrued dividends outstanding as of

January 3, 2015. For the fiscal year ended January 2, 2016, the Company recorded dividends of $241. The Company issued 103 shares of common stock in payment of the fiscal 2015 dividends. There were no dividends outstanding as of January 2, 2016.
Share-Based Compensation Plan Information
The Company adopted the 2007 Omnibus Incentive Plan (the “2007 Omnibus Plan”) in January 2007, which became effective on February 8, 2007, the effective date of the registration statement filed in connection with the Company’s initial public offering. Under the 2007 Omnibus Plan, the Company was previously authorized to issue 2,400 shares of common stock, under various instruments to eligible employees and non-employees of the Company, plus an automatic annual increase on the first day of each of the Company’s fiscal years beginning on January 1, 2008 and ending on January 1, 2017 equal to (i) the lesser of (A) 1,500 shares of common stock or (B) five percent (5)% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock as determined by the Company’s Board of Directors. Options granted under the 2007 Omnibus Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must be equal to 100% of the fair market value on the date of grant. The 2007 Omnibus Plan also allows for the grant of options to purchase common stock and common stock awards to non-employee directors. As of January 2, 2016, 2,095 shares were available for future grants under the 2007 Omnibus Plan. Since the restricted stock units (“RSUs”) were granted under the 2007 Omnibus Plan, such RSUs granted have been deducted from the overall pool of equity instruments available under the 2007 Omnibus Plan. For further detail, see Restricted Stock Unit discussion below.
The Company adopted the 2007 New Employee Incentive Plan (the “2007 New Employee Plan”) in October 2007. Under the 2007 New Employee Plan, the Company is authorized to issue 2,000 shares of common stock under various instruments solely to new employees. Options granted under the 2007 New Employee Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must not be less than 100% of the fair market value on the date of grant. As of January 2, 2016, 1,567 shares were available for future grants under the 2007 New Employee Plan.

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
The following table summarizes the Company’s stock option activity for the fiscal year ended January 2, 2016, and details regarding the options outstanding and exercisable at January 2, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Options outstanding, January 3, 2015	5,281	$2.85
Granted	1,315	$2.24
Exercised	(301)	$1.45
Cancelled:
Forfeited	(256)	$2.06
Expired	(198)	$3.31
Options outstanding, January 2, 2016	5,841	$2.80	6.03	$4,333
Vested and expected to vest at January 2, 2016	5,285	$2.88	5.74	$3,853
Options exercisable, January 2, 2016	3,735	$3.21	4.54	$2,479

(1)
These amounts represent the difference between the exercise price and the closing price of U.S. Auto Parts Network, Inc. common stock on January 2, 2016 as reported on the NASDAQ Stock Market, for all options outstanding that have an exercise price currently below the closing price.

The weighted-average fair value of options granted during fiscal year 2015, 2014 and 2013 was $1.19, $1.34 and $1.22, respectively. The intrinsic value of stock options at the date of the exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During fiscal year 2015, 2014 and 2013, the total intrinsic value of the exercised options was $346, $153 and $61, respectively. The Company had $1,371 of unrecognized share-based compensation expense related to stock options outstanding as of January 2, 2016, which expense is expected to be recognized over a weighted-average period of 2.55 years.
The following table summarizes the Company’s stock option activity under the AutoMD 2014 Equity Incentive Plan (the "AMD Plan") for the fiscal year ended January 2, 2016, and details regarding the options outstanding and exercisable at January 2, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, January 3, 2015	180	$1.00
Granted	1,250	$1.00
Exercised	—	$—
Cancelled:
Forfeited	—	$—
Expired	—	$—
Options outstanding, January 2, 2016	1,430	$1.00	9.19	$—
Vested and expected to vest at January 2, 2016	1,061	$1.00	9.19	$—
Options exercisable, January 2, 2016	49	$1.00	8.92	$—

At January 2, 2016 520 shares were available for future grants under the AMD Plan.
The weighted-average fair value of options granted during fiscal year 2015, 2014 and 2013 was $0.55, $0.56 and $0, respectively. The intrinsic value of stock options at the date of the exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During fiscal year 2015, 2014 and 2013, the total intrinsic value of the exercised options was $0. The Company had $463 of unrecognized share-based compensation expense related to stock options outstanding as of January 2, 2016, which expense is expected to be recognized over a weighted-average period of 3.19 years.

Options exercised under all share-based compensation plans are granted net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For those employees who elect not to receive shares net of the minimum statutory withholding requirements, the appropriate taxes are paid directly by the employee. During fiscal 2015, we withheld 27 shares to satisfy $80 of employees' tax obligations and 112 shares related to the net settlement of the stock options.
Restricted Stock Units
During 2015 and 2014 we granted an aggregate of 435 and 1,015 RSUs, respectively, to certain employees of the Company. The RSUs were granted under the 2007 Omnibus Plan, and reduced the pool of equity instruments available under that plan.
All of the RSUs granted during 2015 were time-based. Of the 1,015 RSUs granted during 2014, 738 were time-based, which vest upon the completion of a pre-defined period of employment, ranging from one- to- two years. The remaining 277 RSUs were performance-based RSUs, of which as of January 2, 2016, the performance criteria have been met on 177 RSUs and 100 performance RSUs were forfeited. The vesting of each RSU is subject to the employee’s continued employment through applicable vesting dates. Some RSUs granted to certain executives may vest on an accelerated basis in part or in full upon the occurrence of certain events. The RSUs are accounted for as equity awards and are measured at fair value based upon the grant date price of the Company's common stock. The closing price of the Company's common stock on January 29, 2015, March 23, 2015, May 20, 2015, June 23, 2015 and July 28, 2015, the date of each grant, was $2.29, $2.18, $2.33, $2.23, and $2.18 per share, respectively. The closing price of the Company's common stock on February 14, 2014, April 3, 2014, and August 1, 2014, the date of each grant, was $2.03, $2.93, and $3.17 per share, respectively. Compensation expense is recognized on a straight-line basis over the requisite service period of one-to-two years. Compensation expense for performance-based awards is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria.
For the fiscal year ended January 2, 2016, we recorded compensation expense of $1,331 related to RSU's. As of January 2, 2016, there was unrecognized compensation expense of $131 related to unvested RSUs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 0.21 years.
Stock Option Exchange Program
On July 9, 2013, the Company’s stockholders approved a proposed stock option exchange program for the exchange of certain outstanding stock options held by eligible employees for new options to purchase fewer shares. On August 12, 2013, the Company commenced an offering to eligible employees to voluntarily exchange certain vested and unvested stock options with exercise prices above $4.00 per share at an exchange ratio of 3.5 to 1 to be granted following the expiration of the tender offer with exercise prices equal to the fair market value of one share of the Company’s common stock on the day the new options were issued. Stock options to purchase an aggregate of 3,733 shares with exercise prices ranging from $4.01 to $11.68 were eligible for tender at the commencement of the program. The Company’s non-employee directors were not eligible to participate in the program. The terms and conditions of the new options are subject to an entirely new four year vesting schedule where 25% will vest on the first anniversary, and the remaining 75% will vest monthly over the following 36 months. All new options have a ten year contractual term. The offer period for the stock option exchange ended on September 9, 2013. There were no modifications or exchanges to share based payment awards in fiscal 2014 or 2015.
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
Warrants
On May 5, 2009, the Company issued warrants to purchase up to 30 shares of common stock at an exercise price of $2.14 per share. On April 27, 2010, the Company issued additional warrants to purchase up to 20 shares of common stock at an exercise price of $8.32 per share. Both issuances of warrants terminate seven years after their grant date. The warrants were issued in connection with the financial advisory services provided by a consultant to the Company. No warrants were exercised as of fiscal year 2014. As of January 2, 2016, warrants to purchase 50 shares of common stock were outstanding and exercisable. The aggregate intrinsic value of outstanding and exercisable warrants was $24 as of January 2, 2016, which was calculated as the difference between the exercise price of underlying awards and the closing price of the Company’s common stock for warrants that were in-the-money. No warrants share-based compensation expense was recognized during the fiscal years 2015, 2014 and 2013. The Company had no unrecognized share-based compensation expense related to warrants outstanding as of January 2, 2016.
Share-Based Compensation Expense
The fair value of each option grant, excluding those options issued from the stock option exchange program as discussed above, was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for each of the periods ended:

Fiscal Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Expected life	5.34 - 5.52 years	5.30 - 5.37 years	5.21 – 5.73 years
Risk-free interest rate	1% - 2%	2% - 2%	1% – 2%
Expected volatility	59% - 60%	62% - 68%	67% – 73%
Expected dividend yield	—%	—%	—%

Share-based compensation from options and RSUs, is included in our consolidated statements of comprehensive operations, as follows:

	Fiscal Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Marketing expense	$518	$540	$285
General and administrative expense	1,614	1,476	805
Fulfillment expense	241	220	102
Technology expense	46	135	71
Total share-based compensation expense	$2,419	$2,371	$1,263
The share-based compensation expense is net of amounts capitalized to internally-developed software of $146, $196 and $220 during the fiscal year 2015, 2014, and 2013, respectively. No tax benefit was recognized for fiscal years 2015, 2014, and 2013 due to the valuation allowance position.
Under ASC 718, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures significantly differ from those estimates. The Company’s estimated forfeiture rates are calculated based on actual historical forfeitures experienced under our equity plans. The Company's forfeiture rates were 10%-34% for fiscal years 2015, 2014, and 2013.
Note 8 – Net Loss Per Share
Net loss per share has been computed in accordance with ASC 260 Earnings per Share. The following table sets forth the computation of basic and diluted net loss per share:

	Fiscal Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Net loss per share:
Numerator:
Net loss attributable to U.S. Auto Parts	$(1,281)	$(6,879)	$(15,634)
Dividends on Series A Convertible Preferred Stock	(241)	(240)	(184)
Net loss available to common shares	$(1,522)	$(7,119)	$(15,818)
Denominator:
Weighted-average common shares outstanding (basic and diluted)	33,946	33,489	32,697
Basic and diluted net loss per share	$(0.04)	$(0.21)	$(0.48)

The anti-dilutive securities, which are excluded from the calculation of diluted earnings per share due to the Company’s net loss position for the periods then ended (including securities that would otherwise be excluded from the calculation of diluted earnings per share due the Company’s stock price), are as follows:

	Fiscal Year
	January 2, 2016	January 3, 2015	December 28, 2013
Common stock warrants	50	50	50
Series A Convertible Preferred Stock	4,150	4,150	3,145
Options to purchase common stock	5,941	5,467	6,584
Restricted Stock Units	839	796	—
Total	10,980	10,463	9,779
Note 9 – Income Taxes
The components of loss before income tax provision consist of the following:

	Fiscal Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Domestic operations	$(3,718)	$(7,424)	$(16,155)
Foreign operations	483	476	564
Total loss before income taxes	$(3,235)	$(6,948)	$(15,591)
Income tax (benefit) provision for fiscal year 2015, 2014 and 2013 consists of the following:

	Fiscal Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Current:
Federal tax	$—	$—	$—
State tax	7	(15)	20
Foreign tax	88	78	(37)
Total current taxes	95	63	(17)
Deferred:
Federal tax	(1,887)	(2,232)	(5,260)
State tax	591	(125)	(1,353)
Foreign tax	61	74	60
Total deferred taxes	(1,235)	(2,283)	(6,553)
Valuation allowance	329	2,358	6,613
Income tax (benefit) provision	$(811)	$138	$43

Income tax (benefit) provision differs from the amount that would result from applying the federal statutory rate as follows:

	January 2, 2016	January 3, 2015	December 28, 2013
Income tax at U.S. federal statutory rate	$(1,100)	$(2,362)	$(5,301)
Share-based compensation	50	33	43
State income tax, net of federal tax effect	672	(143)	(1,348)
Foreign tax	(18)	117	70
Basis difference in subsidiary equity	(820)	—	—
Other	76	127	(42)
Change in valuation allowance	329	2,366	6,621
Effective tax (benefit) provision	$(811)	$138	$43
For fiscal year 2015, 2014 and 2013, the effective tax rate for the Company was 25.1%, (2.0)% and (0.3)%, respectively. The Company’s effective tax rate for fiscal year 2015 differs from the U.S. federal rate primarily as a result of the recording of the basis difference in the Company’s subsidiary and the recording of valuation allowances against the Company’s deferred tax assets.  The Company’s effective tax rate for fiscal years 2014 and 2013 differs from the U.S. federal rate primarily as a result of the recording of valuation allowances against the Company’s deferred tax assets.
Deferred tax assets and deferred tax liabilities consisted of the following:

	January 2, 2016	January 3, 2015
Deferred tax assets:
Inventory and inventory related allowance	$976	$1,334
Share-based compensation	4,924	5,248
Amortization	9,244	11,805
Sales and bad debt allowances	443	472
Vacation accrual	220	264
Book over tax amortization	31	10
Net operating loss and AMT credit carry-forwards	30,254	26,186
Other	843	807
Total deferred tax assets	46,935	46,126
Valuation Allowance	(46,196)	(45,867)
Net deferred tax assets	739	259
Deferred tax liabilities:
Investment in subsidiary	368	1,335
Tax over book depreciation	639	79
Foreign tax withholdings	470	409
Prepaid catalog expenses	100	180
Total deferred tax liabilities	1,577	2,003
Net deferred tax liabilities	$(838)	$(1,744)

At January 2, 2016, federal and state net operating loss (“NOL”) carryforwards were $68,307 and $79,046, respectively. Federal NOL carryforwards of $2,690 were acquired in the acquisition of WAG which are subject to Internal Revenue Code section 382 and limited to an annual usage limitation of $135. Federal NOL carryforwards begin to expire in 2029, while state NOL carryforwards begin to expire in 2016. The state NOL carryforwards expire in the respective tax years as follows:

2016-2022	$40,569
2023-2033	38,477
Total	$79,046

On October 8, 2014, AutoMD sold seven million shares of its common stock to third-party investors, reducing the Company’s ownership interest in AutoMD to 64.1%. AutoMD will no longer be included in the consolidated state and federal tax filings of the Company. As a result of the investment a deferred tax liability of $1,335 was created which reduced the increase in additional paid-in-capital which was created as a result of the investment. At January 2, 2016, AutoMD had net operating loss carryforwards (NOLs) of approximately $5,152 for federal tax purposes that begin to expire in 2031. AutoMD state NOLs were not material as of January 2, 2016.
The valuation allowance for deferred tax assets recorded during fiscal year 2015 and 2014 is based on a more likely than not threshold. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. We considered the following possible sources of taxable income when assessing the realization of deferred tax assets:

•	Future reversals of existing taxable temporary differences;

•	Future taxable income exclusive of reversing temporary differences and carryforwards;

•	Taxable income in prior carryback years; and

•	Tax-planning strategies.
Under the provisions of ASC 740, “Income Taxes”, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversal of existing taxable temporary differences. ASC 740 provides that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years or losses expected in early future years. Based on this evaluation, as of January 2, 2016, a valuation allowance of $46,196 has been recorded against our deferred tax assets.
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
Included in accrued expenses are income taxes payable of $12 and $33 for the fiscal year 2015 and 2014 respectively, consisting primarily of foreign taxes.
Note 10 – Commitments and Contingencies
Facilities Leases
The Company’s corporate headquarters is located in Carson, California. The Company’s corporate headquarters has an initial lease term of five years through October 2016, and optional renewals through January 2020. The Company also leases warehouse space in LaSalle, Illinois under the sale lease-back agreement described below and in Chesapeake, Virginia. The Company’s Philippines subsidiary leases office space under an agreement through April 2020.
Facility rent expense for fiscal year ended 2015, 2014 and 2013 was $1,555, $1,895 and $2,150, respectively. The Company’s facility rent expense did not include any amounts charged from a related party during the fiscal year 2015, and was inclusive of amounts charged from a related party of $378 for fiscal 2014 and $374 for fiscal 2013.

On February 4, 2016, the Company entered into a new lease for its distribution center located in Chesapeake, Virginia. The Lease between the Company and Liberty Property Limited Partnership is for approximately 159,294 square feet. The initial three-year term of the Lease commences on July 1, 2016 following the expiration of the Commercial Lease Agreement, dated December 16, 2008, previously entered into by the parties. The Company will be obligated to pay approximately $640 in annual base rent, which shall increase by approximately 2.5% each year. The Company will also be obligated to pay certain operating expenses set forth in the Lease. Pursuant to the Lease, the Company has the option to extend the Lease for an additional three-year term, with certain increases in base rent. The prior lease commenced in January 2009 and was initially scheduled to expire in December 2013. In July 2011, we signed a five -year extension to June 30, 2016, which also added approximately 87,000 square feet of space. The monthly base rent commitment was $62 as of January 2, 2016.
On September 22, 2011, the Company entered into a sublease agreement for the leasing of approximately 25,000 square feet of commercial office space located in Carson, California. The Sublease has an initial term of 60 months (“Initial Term”), and commenced on November 1, 2011.We have the option to renew the sublease through October 2017 under the first renewal term and January 2020 under the second renewal term.
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
As described in detail under “Note 4 – Property and Equipment Net”, on April 17, 2013, the Company entered into a sale lease-back agreement with STORE Master Funding III, LLC (“STORE”) whereby we leased back our facility located in LaSalle, Illinois for our continued use as an office, retail and warehouse facility for storage, sale and distribution of automotive parts, accessories and related items for 20 years commencing upon the execution of the lease and terminating on April 30, 2033. The related assets for the sale lease-back land and building is represented by the amount included in leased facility in the summary above. The Company’s initial base annual rent is $853 for the first year (“Base Rent Amount”), after which the rental amount will increase annually on May 1 by the lesser of 1.5% or 1.25 times the change in the Consumer Price Index as published by the U.S. Department of Labor’s Bureau of Labor Statistics, except that in no event will the adjusted annual rental amount fall below the Base Rent Amount. We were not required to pay any security deposit. Under the terms of the lease, we are required to pay all taxes associated with the lease, pay for any required maintenance on the property, maintain certain levels of insurance and indemnify STORE for losses incurred that are related to our use or occupancy of the property. The lease was accounted for as a capital lease and the $376 excess of the net proceeds over the net carrying amount of the property is amortized in interest expense on a straight-line basis over the lease term of 20 years. As of January 2, 2016, the net carrying value of all capital leased assets included in property and equipment was $9,704.
Minimum lease commitments under non-cancelable operating leases as of January 2, 2016 are as follows:

2016	$1,156
2017	426
2018	448
2019	470
2020	201
Capital lease commitments as of January 2, 2016 were as follows:

	Capital Lease Commitments	Less: Interest Payments	Principal Obligations
2016	$1,291	$770	$521
2017	1,253	746	507
2018	1,261	718	543
2019	1,275	688	587
2020	1,106	656	450
2021 onwards	12,905	4,824	8,081
Total	$19,091	$8,402	$10,689

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

Note 11 – Employee Retirement Plan and Deferred Compensation Plan
Effective February 17, 2006, the Company adopted a 401(k) defined contribution retirement plan covering all full time employees who have completed one month of service. The Company may, at its sole discretion, match fifty cents per dollar up to 6% of each participating employee’s salary. The Company’s contributions vest in annual installments over three years. Discretionary contributions made by the Company totaled $280, $256 and $266 for fiscal year 2015, 2014 and 2013, respectively.
In January 2010, the Company adopted the U.S. Auto Parts Network, Inc. Management Deferred Compensation Plan (the “Deferred Compensation Plan”), for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 90% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by the Company through the purchase of Company-owned life insurance policies with the Company (employer) as the owner and beneficiary, in order to preserve the tax-deferred savings advantages of a non-qualified plan. The plan assets are the cash surrender value of the Company-owned life insurance policies and not associated with the deferred compensation liability. The deferred compensation liabilities (consisting of employer contributions, employee deferrals and associated earnings and losses) are general unsecured obligations of the Company. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company may at its discretion contribute certain amounts to eligible employee accounts. In January 2010, the Company began to contribute 50% of the first 2% of participants’ eligible contributions into their Deferred Compensation Plan accounts. In September 2010, the Company established and transferred its ownership to a rabbi trust to hold the Company-owned life insurance policies. As of January 2, 2016, the assets and associated liabilities of the Deferred Compensation Plan were $781 and $558, respectively, and were $854 and $749, respectively, as of January 3, 2015 and are included in other non-current assets, other current liabilities and other non-current liabilities in our consolidated balance sheets. For fiscal year 2015, the change in the associated liabilities include the employee contributions of $102, the Company contributions of $27 , offset by unrealized losses of $13 and distributions of $307. For fiscal year 2014, the associated liabilities primarily include the employee contributions of $127 and the Company contributions of $32 and earnings of $43, offset by distributions of $291. For fiscal year 2015, included in other income, the Company recorded a net loss of $73 for the change in the cash surrender value of the Company-owned life insurance policies. For fiscal year 2014, included in other income, the Company recorded a net loss of $22 for the change in the cash surrender value of the Company-owned life insurance policies.
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

Fiscal 2013
In the first half of 2013, we laid off 13 employees in the United States and 163 employees in the Philippines reducing our workforce by a total of 176 employees in the first quarter of 2013 and 15 employees in the second quarter of 2013. For the fiscal year ended December 28, 2013, the severance charges of approximately $723 were recorded in marketing expense, general and administrative expense, fulfillment expense and technology expense for $394, $109, $58 and $162, respectively. As of December 28, 2013, there was no severance payable.
All restructuring costs incurred in fiscal years 2014, and 2013 are included in the Base USAP reportable segment.

Note 13 – Related-Party Transactions
The Company leased its Carson warehouse from Nia Chloe, LLC (“Nia Chloe”), a member of which, Sol Khazani, is one of our board of directors. Lease payments and expenses associated with this related party arrangement totaled $378 for fiscal year 2014 and $374 for fiscal 2013. The lease expired during fiscal 2014 and was not renewed.
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

	Quarter Ended				Quarter Ended
	April 4, 2015	July 4, 2015	Oct. 3, 2015	Jan. 2, 2016	March 29, 2014	June 28, 2014 (1)	Sep. 27, 2014 (2)	Jan. 3, 2015 (3)
Consolidated Statement of Income Data:
Net sales	$76,388	$76,462	$70,648	$67,593	$68,028	$76,947	$67,965	$70,568
Gross profit	21,478	20,868	21,042	20,046	20,701	20,420	18,414	18,915
(Loss) income from operations	(18)	(1,107)	(222)	(708)	495	(1,939)	(2,216)	(2,252)
(Loss) income before income taxes	(368)	(1,369)	(491)	(1,007)	233	(2,159)	(2,479)	(2,543)
Net (loss) income	(316)	(1,022)	(288)	(798)	201	(2,180)	(2,494)	(2,613)
Net (loss) income attributable to noncontrolling interests	(256)	(247)	(296)	(344)	—	—	—	(207)
Net (loss) income attributable to U.S. Auto Parts	$(60)	$(775)	$8	$(454)	$201	$(2,180)	$(2,494)	$(2,406)
Basic and diluted net income (loss) per share as reported and adjusted	$0.00	$(0.02)	$0.00	$(0.01)	$0.00	$(0.07)	$(0.08)	$(0.07)
Shares used in computation of basic net income (loss) per share as reported and adjusted	33,720	33,963	34,018	34,084	33,384	33,460	33,532	33,573
Shares used in computation of diluted net income (loss) per share as reported and adjusted	33,720	33,963	34,018	34,084	34,158	33,460	33,532	33,573

(1)	Included restructuring charges of $625.

(2)	Included restructuring charges of $410.

(3)	Included restructuring charges of $102.

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
Summarized segment information for our continuing operations from the two reportable segments for the periods presented is as follows (in thousands):

	Base USAP	AutoMD	Consolidated
Fiscal year ended January 2, 2016
Net sales	$290,833	$258	$291,091
Gross profit	83,176	258	83,434
Operating costs (1)	82,044	3,445	85,489
Income (loss) from operations	1,132	(3,187)	(2,055)
Capital expenditures	6,701	1,079	7,780
Depreciation and amortization	6,141	1,369	7,510
Total assets, net of accumulated depreciation	78,092	5,664	83,756
Fiscal year ended January 3, 2015
Net sales	$283,211	$297	$283,508
Gross profit	78,153	297	78,450
Operating costs (1)	81,887	2,475	84,362
Loss from operations	(3,734)	(2,178)	(5,912)
Capital expenditures	4,237	1,319	5,556
Depreciation and amortization	7,230	1,693	8,923
Total assets, net of accumulated depreciation	74,414	8,493	82,907
Fiscal year ended December 28, 2013
Net sales	$254,422	$331	$254,753
Gross profit	73,802	331	74,133
Operating costs (1)	86,579	2,321	88,900
Loss from operations	(12,777)	(1,990)	(14,767)
Capital expenditures	6,297	2,028	8,325
Depreciation and amortization	10,676	1,499	12,175
Total assets, net of accumulated depreciation	67,039	2,143	69,182

(1)	Operating costs for AutoMD primarily consist of depreciation on fixed assets and personnel costs.

The following table summarizes the approximate distribution of Base USAP revenue by product type.

	2015	2014	2013
Private Label
Collision	48%	43%	39%
Engine	14%	13%	11%
Performance	1%	1%	1%

Branded
Collision	2%	2%	3%
Engine	14%	16%	18%
Performance	21%	25%	28%

Total	100%	100%	100%

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
In connection with the sale of the shares, the non-controlling shareholders received certain demand and piggyback registration rights. Additionally, pursuant to the terms of the Purchase Agreement, the Company may be required to purchase 2,000 shares of AutoMD common stock at a purchase price of $1.00 per share, with such purchase to be triggered, if applicable, if as of October 8, 2016, AutoMD does not meet a required minimum number of approved auto repair shops permitted to submit a quotation on AutoMD’s website ("Registered Repair Shops"), or separately if at anytime during the two years following the closing date AutoMD fails to meet specified minimum cash balances and minimum numbers of Registered Repair shops.  The Purchase Agreement also limits the use of the $7,000 in proceeds from the sale of AutoMD common stock to only general operating purposes of AutoMD. As of January 2, 2016, the remaining balance of those proceeds was $4,077. The Company cannot use or borrow any of the proceeds without the approval of AutoMD's Board of Directors.
In addition to the Purchase Agreement, AutoMD entered into an Investor Rights Agreement. In addition to certain demand and piggyback registration rights, the agreement includes restrictions on transfers or dilutive transactions involving AutoMD common stock.  Prior to October 8, 2017, the Company shall not transfer shares of AutoMD owned by the Company or enter into any transaction or arrangement (including, without limitation, any sale, gift, merger or consolidation) that would result in the Company owning, at any time, less than 50% of the shares of capital stock of the Company without the prior written consent of shareholders.  In the event of a proposed transfer or dilutive transaction for which any shareholder does not provide its written consent, in the alternative, upon not less than 30 days prior written notice to such non-consenting party, the Company may elect, at its sole option, to purchase all shares of the AutoMD common stock then owned by any non-consenting shareholder at a purchase price equal to $1.00 per share (as adjusted for any stock combinations, splits, recapitalizations, etc.) plus an annual rate of 10% thereon, compounded annually.