Form 10-Q
period 2016-04-02
U.S. Auto Parts Network, Inc.
filed 2016-05-10
CIK 1378950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of May 6, 2016, the registrant had 34,677,434 shares of common stock outstanding, $0.001 par value.

U.S. AUTO PARTS NETWORK, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THIRTEEN WEEKS ENDED APRIL 2, 2016

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

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements
U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, In Thousands, Except Par Value and Per Share Liquidation Value)

	April 2, 2016	January 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$4,542	$5,537
Short-term investments	65	65
Accounts receivable, net of allowances of $34 and $17 at April 2, 2016 and January 2, 2016, respectively	3,461	3,236
Inventory	46,937	51,216
Other current assets	3,109	2,475
Total current assets	58,114	62,529
Property and equipment, net	18,138	18,431
Intangible assets, net	1,356	1,476
Other non-current assets	1,253	1,320
Total assets	$78,861	$83,756
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,635	$25,523
Accrued expenses	7,679	7,267
Revolving loan payable	3,000	11,759
Current portion of capital leases payable	530	521
Other current liabilities	4,456	3,854
Total current liabilities	43,300	48,924
Capital leases payable, net of current portion	10,128	10,168
Deferred income taxes	766	944
Other non-current liabilities	1,566	1,577
Total liabilities	55,760	61,613
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; $1.45 per share liquidation value or aggregate of $6,017; 4,150 shares authorized; 4,150 shares issued and outstanding at April 2, 2016 and January 2, 2016	4	4
Common stock, $0.001 par value; 100,000 shares authorized; 34,675 and 34,137 shares issued and outstanding at April 2, 2016 and January 2, 2016	35	34
Additional paid-in capital	176,919	176,873
Accumulated other comprehensive income	421	440
Accumulated deficit	(155,819)	(157,011)
Total stockholders’ equity	21,560	20,340
Noncontrolling interest	1,541	1,803
Total equity	23,101	22,143
Total liabilities and stockholders’ equity	$78,861	$83,756
See accompanying notes to consolidated financial statements (unaudited).

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended
	April 2, 2016	April 4, 2015
Net sales	$80,806	$76,388
Cost of sales (1)	56,214	54,910
Gross profit	24,592	21,478
Operating expenses:
Marketing	11,490	10,852
General and administrative	4,485	4,181
Fulfillment	6,038	5,060
Technology	1,277	1,288
Amortization of intangible assets	120	115
Total operating expenses	23,410	21,496
Income (loss) from operations	1,182	(18)
Other income (expense):
Other income, net	6	23
Interest expense	(347)	(373)
Total other expense, net	(341)	(350)
Income (loss) before income taxes	841	(368)
Income tax provision (benefit)	(149)	(52)
Net income (loss) including noncontrolling interests	990	(316)
Net loss attributable to noncontrolling interests	(262)	(256)
Net income (loss) attributable to U.S. Auto Parts	1,252	(60)
Other comprehensive loss attributable to U.S. Auto Parts:
Foreign currency translation adjustments	(5)	(10)
Total other comprehensive loss attributable to U.S. Auto Parts	(5)	(10)
Comprehensive income (loss) attributable to U.S. Auto Parts	$1,247	$(70)
Net income (loss) attributable to U.S. Auto Parts per share:
Basic and diluted net income (loss) per share	$0.03	$—
Diluted net income (loss) per share	$0.03	$—
Weighted average common shares outstanding:
Shares used in computation of basic net income (loss) per share	34,497	33,720
Shares used in computation of diluted net income (loss) per share	39,359	33,720

(1)	Excludes depreciation and amortization expense which is included in marketing, general and administrative and fulfillment expense.
See accompanying notes to consolidated financial statements (unaudited).

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In Thousands)

	Thirteen Weeks Ended
	April 2, 2016	April 4, 2015
Operating activities
Net income (loss) including noncontrolling interests	$990	$(316)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	1,851	1,934
Amortization of intangible assets	120	115
Deferred income taxes	(178)	(67)
Share-based compensation expense	802	510
Stock awards issued for non-employee director service	2	—
Amortization of deferred financing costs	20	20
Gain from disposition of assets	—	(13)
Changes in operating assets and liabilities:
Accounts receivable	(225)	(405)
Inventory	4,279	15
Other current assets	(630)	(506)
Other non-current assets	49	(7)
Accounts payable and accrued expenses	2,492	2,497
Other current liabilities	601	904
Other non-current liabilities	78	(131)
Net cash provided by operating activities	10,251	4,550
Investing activities
Additions to property and equipment	(1,276)	(2,151)
Proceeds from sale of property and equipment	—	13
Cash paid for intangible assets	(125)	(110)
Net cash used in investing activities	(1,401)	(2,248)
Financing activities
Borrowings from revolving loan payable	5,939	4,314
Payments made on revolving loan payable	(14,698)	(5,850)
Proceeds from stock options	127	13
Payments on capital leases	(141)	(66)
Statutory tax withholding payment for share-based compensation	(970)	(438)
Payment of liabilities related to financing activities	(100)	—
Net cash used in financing activities	(9,843)	(2,027)
Effect of exchange rate changes on cash	(2)	(11)
Net change in cash and cash equivalents	(995)	264
Cash and cash equivalents, beginning of period	5,537	7,653
Cash and cash equivalents, end of period	$4,542	$7,917
Supplemental disclosure of non-cash investing and financing activities:
Accrued asset purchases	$849	$700
Property acquired under capital lease	111	—
Accrued intangible asset	—	15
Supplemental disclosure of cash flow information:
Cash (paid) received during the period for income taxes	$(7)	$7
Cash paid during the period for interest	315	303
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

The Company’s products consist of collision parts serving the body repair segment, engine parts to serve the replacement parts market, and performance parts and accessories. The collision parts category is primarily comprised of body parts for the exterior of an automobile. Our parts in this category are typically replacement parts for original body parts that have been damaged as a result of a collision or through general wear and tear. The majority of these products are sold through our websites. In addition, we sell an extensive line of mirror products, including our own private-label brand called Kool-Vue™, which are marketed and sold as aftermarket replacement parts and as upgrades to existing parts. The engine parts category is comprised of engine components and other mechanical and electrical parts. These parts serve as replacement parts for existing engine parts and are generally used by professionals and do-it-yourselfers for engine and mechanical maintenance and repair. We also offer performance versions of many parts sold in each of the above categories. Performance parts and accessories generally consist of parts that enhance the performance of the automobile, upgrade existing functionality of a specific part or improve the physical appearance or comfort of the automobile.

The Company is a Delaware C corporation and is headquartered in Carson, California. The Company has employees located in both the United States and the Philippines.
Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of April 2, 2016 and the consolidated results of operations and cash flows for the thirteen weeks ended April 2, 2016 and April 4, 2015. The Company’s results for the interim periods are not necessarily indicative of the results that may be expected for any other interim period, or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 2, 2016, which was filed with the SEC on March 11, 2016 and all our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2015 fiscal year, and throughout the date of this report.
During the thirteen weeks ended April 2, 2016, the Company had a net income of $1,252 compared to a net loss of $60 during the thirteen weeks ended April 4, 2015. Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months.

Segment Data
The Company operates in two reportable operating segments. The criteria the Company uses to identify operating segments are primarily the nature of the products we sell or services we provide and the consolidated operating results that are regularly reviewed by our chief operating decision maker to assess performance and make operating decisions. We identified two reportable operating segments, the core auto parts business ("Base USAP"), and an online automotive repair information source of which we are a majority stockholder ("AutoMD").

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No.
2016-09, “Compensation - Stock Compensation” (“ASU 2016-09”). The objective of this update is to simplify accounting related to stock compensation. The new standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the effect that ASU 2016-09 will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has the effect of the standard on ongoing financial reporting been determined.
Note 2 –Intangible Assets, Net
Intangible assets consisted of the following at April 2, 2016 and January 2, 2016 (in thousands):

		April 2, 2016			January 2, 2016
	Useful Life	Gross Carrying Amount	Accumulated Amort. and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amort. and Impairment	Net Carrying Amount
Intangible assets subject to amortization:
Product design intellectual property	4 years	$2,750	$(2,426)	$324	$2,750	$(2,361)	$389
Patent license agreements	3 - 5 years	562	(250)	$312	562	(219)	$343
Domain and trade names	10 years	1,407	(687)	$720	1,407	(663)	$744
Total		$4,719	$(3,363)	$1,356	$4,719	$(3,243)	$1,476

Intangible assets subject to amortization are amortized on a straight-line basis. Amortization expense relating to intangible assets for the thirteen weeks ended April 2, 2016 and April 4, 2015 was $120 and $115, respectively.
The following table summarizes the future estimated annual amortization expense for these assets over the next five years:

2016	$361
2017	344
2018	185
2019	100
2020	100
Thereafter	266
Total	$1,356
Note 3 – Borrowings
The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory, and property and equipment. The Credit Facility matures on April 26, 2017. At April 2, 2016, our outstanding revolving loan balance was $3,000.

On May 6, 2016, the Company and JPMorgan Chase Bank, N.A. (“JPMorgan”) entered into a Ninth Amendment to
Credit Agreement and Second Amendment to Pledge and Security Agreement (the “Amendment”), which amended the Credit
Agreement previously entered into by the Company, certain of its domestic subsidiaries and JPMorgan on April 26, 2012 (as amended, the “Credit Agreement”) and the Pledge and Security Agreement previously entered into by the Company, certain of its domestic subsidiaries and JPMorgan on April 26, 2012. Pursuant to the Amendment, letters of credit can be issued if after giving effect to such issuance, the letters of credit exposure shall not exceed $15,000, which was an increase from the previously agreed upon $6,000.
Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.50%, or (b) a “base rate” subject to an increase or reduction by up to 0.25% per annum based on the Company's fixed charge coverage ratio. At April 2, 2016, the Company’s LIBOR based interest rate was 1.94% (on $3,000 principal) and the Company’s prime based rate was 3.50% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for five business days (on a cumulative basis) and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with such trigger subject to adjustment based on the Company's revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $2,400, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 (with the trigger subject to adjustment based on the Company's revolving commitment).
The Company's excess availability was $20,074 at April 2, 2016. As of the date hereof, the cash dominion period has not been in effect; accordingly, no principal payments are due.

Note 4 – Stockholders’ Equity and Share-Based Compensation
Non-Controlling Interest
Non-controlling interests represent equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to the Company (i.e., minority interests). Non-controlling interests consist of the minority equity holders' proportionate share of the equity of AutoMD. Ownership interests in subsidiaries held by parties other than the Company are presented as non-controlling interests within stockholders' equity, separately from the equity held by the Company. Revenues, expenses, net income (loss) and other comprehensive loss are reported in the consolidated financial statements at the consolidated amounts, which includes amounts allocated to both the Company's interest and the non-controlling interests in AutoMD. Net loss and other comprehensive loss is then attributed to the Company's interest and the non-controlling interests. Net income (loss) to non-controlling interests is deducted from net income (loss) in the consolidated statements of comprehensive operations to determine net income (loss) attributable to the Company's common stockholders.
The following table summarizes the Company’s stock option activity under the AutoMD 2014 Equity Incentive Plan (the "AMD Plan") for the thirteen weeks ended April 2, 2016, and details regarding the options outstanding and exercisable at April 2, 2016:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, January 2, 2016	1,430	$1.00
Granted	10	$1.00
Exercised	—	—
Expired	—	—
Forfeited	(35)	$1.00
Options outstanding, April 2, 2016	1,405	$1.00	8.95	$—
Vested and expected to vest at April 2, 2016	1,044	$1.00	8.94	$—
Options exercisable, April 2, 2016	345	$1.00	8.80	$—
At April 2, 2016, 545 shares were available for future grants under the AMD Plan.
The weighted-average fair value of options granted and outstanding as of April 2, 2016 and April 4, 2015 was $0.55 and $0.54, respectively. The intrinsic value of stock options at the date of exercise is the difference between the fair value of the stock at the date of the balance sheet and the exercise price. During the thirteen weeks ended April 2, 2016 and April 4, 2015, the options had $0 intrinsic value. The Company had $419 of unrecognized share-based compensation expense related to stock options outstanding as of April 2, 2016, which expense is expected to be recognized over a weighted-average period of 2.94 years.
Options exercised under all share-based compensation plans are granted net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For those employees who elect not to receive shares net of the minimum statutory withholding requirements, the appropriate taxes are paid directly by the employee. During the thirteen weeks ended April 2, 2016, we withheld 0 shares to satisfy $0 of employees' tax obligations and 0 shares related to the net settlement of the stock options.
U.S. Auto Parts Network Options and Restricted Stock Units
The Company had the following common stock option activity during the thirteen weeks ended April 2, 2016:
•Granted options to purchase 680 common shares.
•Forfeitures of 4 options to purchase common shares.
•Expiration of 10 options to purchase common shares.

The following table summarizes the Company’s restricted stock unit ("RSU") activity for the thirteen weeks ended April 2, 2016, and details regarding the awards outstanding and exercisable at April 2, 2016 (in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Awards outstanding, January 2, 2016	804	$—
Awarded	954	$—
Vested	(774)	$—
Forfeited	—	$—
Awards outstanding, April 2, 2016	984	$—	1.25	$2,666
Vested and expected to vest at April 2, 2016	854	$—	1.21	$2,313
During the thirteen weeks ended April 2, 2016, all RSU's that vested were time-based. For the majority of RSUs awarded, the number of shares issued on the date the RSUs vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For those employees who elect not to receive shares net of the minimum statutory withholding requirements, the appropriate taxes are paid directly by the employee. During the thirteen weeks ended April 2, 2016, we withheld 131 shares to satisfy $371 of employees' tax obligations. Although shares withheld are not issued, they are treated as a common stock repurchase in our consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting.

For the thirteen weeks ended April 2, 2016, we recorded compensation expense of $827. As of April 2, 2016, there was unrecognized compensation expense of $1,806 related to unvested RSUs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.25 years.

Note 5 – Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Thirteen Weeks Ended
	April 2, 2016	April 4, 2015
Net income (loss) per share:
Numerator:
Net income (loss) attributable to U.S. Auto Parts	$1,252	$(60)
Dividends on Series A Convertible Preferred Stock	60	60
Net income (loss) available to common shares	$1,192	$(120)
Denominator:
Weighted-average common shares outstanding (basic)	34,497	33,720
Common equivalent shares from common stock options, preferred stock and warrants	4,862	—
Weighted-average common shares outstanding (diluted)	39,359	33,720
Basic and diluted net income (loss) per share	$0.03	$—
Diluted net income (loss) per share	$0.03	$—

The weighted-average anti-dilutive securities, which are excluded from the calculation of diluted earnings per share due to the Company's net income available to common shares position for the periods then ended (including securities that would otherwise be excluded from the calculation of diluted earnings per share due to the Company's stock price), are as follows (in thousands):

	Thirteen Weeks Ended
	April 2, 2016	April 4, 2015
Common stock warrants	20	50
Series A Convertible Preferred Stock	—	4,150
Restricted stock units	957	905
Options to purchase common stock	3,692	5,712
Total	4,669	10,817

Note 6 – Income Taxes
The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2011-2015 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2012-2015 remain open.
For the thirteen weeks ended April 2, 2016 the effective tax rate for the Company was (17.7)%. The Company's effective tax rate for the thirteen weeks ended April 2, 2016 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses that was offset by the tax benefit resulting from the reduction of excess book basis in the Company's investment in AutoMD over its tax basis due to AutoMD's pre-tax losses. For the thirteen weeks ended April 4, 2015, the effective tax rate for the Company was 14.1%. The Company’s effective tax rate for the thirteen weeks ended April 4, 2015 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses.
Note 7 – Commitments and Contingencies
Facilities Leases

The Company’s corporate headquarters is located in Carson, California. The Company’s corporate headquarters has an initial lease term of five years through October 2016, and optional renewals through January 2020. The Company also leases warehouse space in LaSalle, Illinois and in Chesapeake, Virginia. The Company’s Philippines subsidiary leases office space under an agreement through April 2020.
Facility rent expense for the thirteen weeks ended April 2, 2016 was $402 compared to $365 for the thirteen weeks ended April 4, 2015.
Minimum lease commitments under non-cancellable operating leases as of April 2, 2016 were as follows (in thousands):

2016	$1,138
2017	1,230
2018	1,267
2019	845
2020	200
2021 onwards	$—
Total	$4,680
Capital lease commitments as of April 2, 2016 were as follows (in thousands):

2016	$977
2017	1,276
2018	1,284
2019	1,298
2020	1,130
2021 onwards	12,912
Total minimum payments required	18,877
Less amount representing interest	8,219
Present value of minimum capital lease payments	$10,658
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

Summarized segment information for our continuing operations from the two reportable segments for the periods presented is as follows (in thousands):

	Base USAP	AutoMD	Consolidated
Thirteen weeks ended April 2, 2016
Net sales	$80,746	$60	$80,806
Gross profit	$24,532	$60	$24,592
Operating costs (1)	$22,621	$789	$23,410
Income (loss) from operations	$1,911	$(729)	$1,182
Capital expenditures	$1,005	$271	$1,276
Depreciation and amortization	$1,544	$307	$1,851
Total assets, net	$73,988	$4,873	$78,861
Thirteen weeks ended April 4, 2015
Net sales	$76,325	$63	$76,388
Gross profit	$21,415	$63	$21,478
Operating costs (1)	$20,720	$776	$21,496
Income (loss) from operations	$695	$(713)	$(18)
Capital expenditures	$1,966	$185	$2,151
Depreciation and amortization	$1,549	$385	$1,934
Total assets, net	$76,172	$7,667	$83,839

(1)	Operating costs for AutoMD primarily consist of depreciation and amortization on fixed assets and personnel costs. Indirect costs are not allocated to AutoMD.

The following table summarizes the approximate distribution of Base USAP revenue by product type.

	Thirteen Weeks Ended
	April 2, 2016	April 4, 2015
Private Label
Collision	52%	50%
Engine	14%	13%
Performance	1%	1%

Branded
Collision	2%	2%
Engine	12%	13%
Performance	19%	21%

Total	100%	100%

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
In addition to the Purchase Agreement, AutoMD entered into an Investor Rights Agreement. The Investor Rights Agreement includes certain demand and piggyback registration rights, and restrictions on transfers or dilutive transactions involving AutoMD common stock.  Prior to October 8, 2017, the Company is prohibited from transferring shares of AutoMD owned by U.S. Auto Parts or enter into any transaction or arrangement (including, without limitation, any sale, gift, merger or consolidation) that would result in U.S. Auto Parts owning, at any time, less than 50% of the shares of capital stock of the Company without the prior written consent of AutoMD shareholders.  In the event of a proposed transfer or dilutive transaction for which any shareholder does not provide its written consent, in the alternative, upon not less than 30 days prior written notice to such non-consenting party, the Company may elect, at its sole option, to purchase all shares of the AutoMD common stock then owned by any non-consenting shareholder at a purchase price equal to $1.00 per share (as adjusted for any stock combinations, splits, recapitalizations, etc.) plus an annual rate of 10% thereon, compounded annually, and effect such transfer.
The table below presents the effect of changes in the Company's ownership interest in AutoMD on the Company's equity during the thirteen weeks ended April 2, 2016:

Noncontrolling Interest
Balance, January 2, 2016	$1,803
Net loss allocable to noncontrolling interest	(262)
Balance, April 2, 2016	$1,541

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
2.U.S. vehicle fleet expanding and aging. The average age of U.S. vehicles, an indicator of auto parts demand, rose to a record-high 11.5 years as of January 2015, according to IHS Automotive, a market analytics firm that expects the average age to rise to 11.7 years by 2018. IHS expects the number of vehicles that are 12 years or older to increase by 15% by 2020. IHS found that the total number of light vehicles in operation in the U.S. has increased to record levels, with new vehicle registrations outpacing scrappage rates by more than 42%. We believe an increasing vehicle base and rising average age of vehicles will have a positive impact on overall aftermarket parts demand because older vehicles generally require more repairs. In many cases we believe these older vehicles are driven by do-it-yourself ("DIY") car owners who are more likely to handle any necessary repairs themselves rather than taking their car to the professional repair shop.
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
AutoMD's mission is to be the repair shop advocate for all vehicle owners, increase their confidence in the repair process and provide the most affordable and high quality options for automobile repair. AutoMD's current focus is on marketing and technology. AutoMD's current marketing strategy involves driving growth in their repair shop network. During the first quarter of 2016, marketing efforts resulted in approximately 700 repair shops joining AutoMD's network, rising from about 3,220 repair shops in December 2015 to approximately 3,900 at the end of the first quarter of 2016. AutoMD now has repair shops participating in 43 states. In addition to marketing, AutoMD continues to refine the online experience, including its mobile presence.
Key Metrics: To understand revenue generation through our network of e-commerce websites and online marketplaces, we monitor several key business metrics, including the following:

	Thirteen Weeks Ended
	April 2, 2016	April 4, 2015
Unique Visitors (millions) (1)	31.4	30.6
E-commerce Orders (thousands)	559	516
Online Marketplace Orders (thousands)	322	296
Total Online Orders (thousands)	881	812
E-commerce Average Order Value	$106	$110
Online Marketplace Average Order Value	$72	$71
Total Online Average Order Value	$94	$96
Revenue Capture (1)	85.5%	85.5%
Conversion (1)	1.8%	1.7%

(1) Excludes online marketplaces and media properties (e.g. AutoMD).

Unique Visitors: A unique visitor to a particular website represents a user with a distinct IP address that visits that particular website. We define the total number of unique visitors in a given month as the sum of unique visitors to each of our websites during that month. We measure unique visitors to understand the volume of traffic to our websites and to track the effectiveness of our online marketing efforts. The number of unique visitors has historically varied based on a number of factors, including our marketing activities and seasonality. Included in the unique visitors are mobile device based customers, who are becoming an increasing part of our business. Shifting consumer behavior and technology enhancements indicates that customers are becoming more inclined to purchase auto parts through their mobile devices. User sophistication and technological advances have increased consumer expectations around the user experience on mobile devices, including speed of response, functionality, product availability, security, and ease of use. We believe enhancements to online solutions specifically catering to mobile based shopping can result in an increase in the number of orders and revenues. We believe an increase in unique visitors to our websites will result in an increase in the number of orders. We seek to increase the number of unique visitors to our websites by attracting repeat customers and improving search engine marketing and other internet marketing activities. During the first quarter of 2016, our unique visitors increased by 2.6% compared to the first quarter of 2015. The increase in unique visitors was primarily due to an increase in paid traffic partially offset by a decrease in organic traffic.
Total Number of Orders: We monitor the total number of orders as an indicator of future revenue trends. Total orders increased 8.5% in the first quarter of 2016 compared to the first quarter of 2015, with e-commerce and online marketplace orders increasing by 8.3% and 8.8%, respectively. We believe that e-commerce and online marketplace orders improved for the first quarter through an enhanced customer experience, greater product selection and certain strategic pricing initiatives. We recognize revenue associated with an order when the products have been delivered, consistent with our revenue recognition policy.
Average Order Value: Average order value represents our net sales on a placed orders basis for a given period of time divided by the total number of orders recorded during the same period of time. Average order value decreased 2.1% in the first quarter of 2016 compared to the first quarter of 2015 primarily due to a mix shift towards more private label sales. We seek to increase the average order value as a means of increasing net sales. Average order values vary depending upon a number of factors, including the components of our product offering, the order volume in certain online sales channels, macro-economic conditions, and online competition.
Revenue Capture: Revenue capture is the amount of actual dollars retained after taking into consideration returns, credit card declines and product fulfillment. During the first quarter of 2016, our revenue capture remained flat compared to the first quarter of 2015. We expect our revenue capture level to marginally improve in fiscal year 2016, compared to fiscal year 2015, as we continue to improve our customers’ purchase experience.
Conversion: Conversion is the number of orders as a rate of the total number of unique visitors. This rate indicates how well we convert a visitor to a customer sales order. During the first quarter of 2016, our conversion improved by 0.1% to 1.8% compared to 1.7% in the first quarter of 2015.
Executive Summary

For the first quarter of 2016, Base USAP generated net sales of $80,746, compared with $76,325 for the first quarter of 2015, representing an increase of 5.8%. Base USAP net income for the first quarter of 2016 was $1,537, compared to net income of $187 for the first quarter of 2015. We generated income before interest expense, net, income tax provision, depreciation and amortization expense, amortization of intangible assets, plus share-based compensation expense and restructuring costs (“Adjusted EBITDA”) of $4,344 in the first quarter of 2016 compared to $2,851 in the first quarter of 2015. Adjusted EBITDA, which is not a Generally Accepted Accounting Principle measure, is presented because such measure is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income, as an indicator of the Company’s operating performance, or as an alternative to cash flows, as measures of the Company’s overall liquidity, as presented in the Company’s consolidated financial statements. Further, the Adjusted EBITDA measure shown may not be comparable to similarly titled measures used by other companies. Refer to the table presented below under "Non-GAAP measures" for additional information and a reconciliation of net income (loss) to Adjusted EBITDA.
For the first quarter of 2016, AutoMD generated net sales of $60 compared to $63 in the same period last year. AutoMD's net loss was $547 for the first quarter of 2016 compared to a net loss of $503 for the first quarter of 2015. AutoMD's Adjusted EBITDA was negative $385 compared to negative $287 in the same period last year.
Our first quarter 2016 net sales consisted of online sales, representing 90.7% of the total (compared to 90.4% in the first quarter of 2015), and offline sales, representing 9.3% of the total (compared to 9.6% in the first quarter of 2015). The net sales increase was due to an increase of $4,240, or 6.1%, in online sales as well as an increase in offline sales by $178, or 2.4%. The online sales channels increase is primarily the result of a $2,361, or 4.9%, increase in our e-commerce sales channel as well as a $2,124, or 11.1%, increase in our online market places. The increase in our e-commerce and online marketplaces sales channels was driven by a combination of increased unique visitors as well as improved conversion.

Like most e-commerce retailers, our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. Historically, marketing through search engines provided the most efficient opportunity to reach millions of on-line auto part buyers. We are included in search results through paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our websites. Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. We have had a history of success with our search engine marketing techniques, which gave our different websites preferred positions in search results. Search engines, like Google, revise their algorithms from time to time in an attempt to optimize their search results. During the last few years, Google has changed its search results ranking algorithm. In some cases our unique visitor count, and therefore our financial results, were negatively impacted by these changes. While we continue to address the ongoing changes to the Google methodology, during the first quarter of 2016, our unique visitor count increased by 0.8 million, or 2.6%, to 31.4 million unique visitors compared to 30.6 million unique visitors in the first quarter of 2015 primarily due to an increase in paid traffic, partially offset by lower organic traffic. As in the past we expect Google will continue to make changes in their search engine algorithms to improve their user experience. As we are significantly dependent upon search engines for our website traffic, if we are unable to attract unique visitors, our business and results of operations will be harmed.
Total orders increased for the first quarter of 2016 compared to the first quarter of 2015, while our average order value remained flat for the same period. Total expenses, which primarily consisted of cost of sales and operating costs, increased during the first quarter of 2016 compared to the same period in 2015. Components of our cost of sales and operating costs are described in further detail under — “Results of Operations” below.
We made positive strides towards achieving our strategic goals during fiscal year 2015 and during the first quarter in fiscal year 2016 we continue to pursue strategies to support our positive sales growth and improve gross profit while reducing operating costs as percent of sales:

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

•
We continue to increase product selection by being the first to market with many new SKUs. We currently have over 55,000 private label SKUs and over 1.0 million branded SKUs in our product selection. We will seek to add new categories and expand our existing specialty categories. We believe continued product expansion will increase the total number of orders and contribute to our revenue growth. Additionally, we plan to continue to maintain certain in-stock inventory throughout the year to ensure consistent service levels and improve customer experience.

•
We are the consumer advocate for auto repair through AutoMD.com. We will continue to devote resources to AutoMD.com, its system development and the expansion of its repair shop network, drawing upon the proceeds from the sale of AutoMD common stock. We believe this resource allocation will help improve our brand recognition and contribute to our revenue growth.

•	We continue to implement cost saving measures.
Overall, we expect continued revenue growth in fiscal year 2016 compared to fiscal year 2015 due to the initiatives we have implemented and will implement through the remainder of our fiscal year.

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

Non-GAAP measures
Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the Securities Exchange Act of 1934, as amended, define and prescribe the conditions for use of certain non-GAAP financial information. We provide EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. EBITDA consists of net income (loss) before (a) interest expense, net; (b) income tax provision; (c) depreciation and amortization expense; and (d) amortization of intangible assets; while Adjusted EBITDA consists of EBITDA before (a) share-based compensation expense; and (b) restructuring costs.
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
Management uses Adjusted EBITDA as one measure of the Company’s operating performance because it assists in comparing the Company’s operating performance on a consistent basis by removing the impact of stock compensation expense, as well as items that are not expected to be recurring. Internally, this non-GAAP measure is also used by management for planning purposes, including the preparation of internal budgets; for allocating resources to enhance financial performance; and for evaluating the effectiveness of operational strategies. The Company also believes that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate the ongoing operations of companies in our industry.
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
Summarized segment information for our continuing operations from the two reportable segments for the periods presented is as follows (in thousands):

	Thirteen Weeks Ended
	April 2, 2016			April 4, 2015
	Base USAP	AMD	Consolidated	Base USAP	AMD	Consolidated

Net sales	$80,746	$60	$80,806	$76,325	$63	$76,388
Cost of sales	56,214	—	56,214	54,910	—	54,910
Gross profit	24,532	60	24,592	21,415	63	21,478
Operating expenses:
Marketing	10,794	696	11,490	10,190	662	10,852
General and administrative	4,433	52	4,485	4,123	58	4,181
Fulfillment	6,038	—	6,038	5,060	—	5,060
Technology	1,244	33	1,277	1,240	48	1,288
Amortization of intangible assets	112	8	120	107	8	115
Total operating expenses	22,621	789	23,410	20,720	776	21,496
Income (loss) from operations	1,911	(729)	1,182	695	(713)	(18)
Other income (expense):
Other income, net	6	—	6	23	—	23
Interest expense	(347)	—	(347)	(373)	—	(373)
Total other expense	(341)	—	(341)	(350)	—	(350)
Income (loss) before income taxes	1,570	(729)	841	345	(713)	(368)
Income tax (benefit) provision	33	(182)	(149)	158	(210)	(52)
Net income (loss)	$1,537	$(547)	$990	$187	$(503)	$(316)

Net income (loss)	$1,537	$(547)	$990	$187	$(503)	$(316)
Depreciation & amortization	1,544	307	1,851	1,549	385	1,934
Amortization of intangible assets	112	8	120	107	8	115
Interest expense, net	346	—	346	373	—	373
Taxes	33	(182)	(149)	158	(210)	(52)
EBITDA	$3,572	$(414)	$3,158	$2,374	$(320)	$2,054
Stock comp expense	$772	$29	$801	$477	$33	$510
Adjusted EBITDA	$4,344	$(385)	$3,959	$2,851	$(287)	$2,564

Capital expenditures	1,005	271	1,276	1,966	185	2,151
Total assets, net of accumulated depreciation	73,988	4,873	78,861	76,172	7,667	83,839

Results of Operations
The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended
	April 2, 2016	April 4, 2015
Net sales	100.0%	100.0%
Cost of sales	69.6	71.9
Gross profit	30.4	28.1
Operating expenses:
Marketing	14.2	14.1
General and administrative	5.6	5.5
Fulfillment	7.5	6.6
Technology	1.6	1.7
Amortization of intangible assets	0.1	0.2
Total operating expenses	29.0	28.1
Income from operations	1.4	—
Other income (expense):
Other income, net	—	—
Interest expense	(0.4)	(0.5)
Total other expense, net	(0.4)	(0.5)
Income (loss) before income taxes	1.0	(0.5)
Income tax provision (benefit)	(0.2)	(0.1)
Net income (loss) including noncontrolling interests	1.2%	(0.4)%
Thirteen weeks Ended April 2, 2016 Compared to the Thirteen weeks Ended April 4, 2015
Net Sales and Gross Margin

	Thirteen Weeks Ended
	April 2, 2016	April 4, 2015
	(in thousands)
Net sales	$80,806	$76,388
Cost of sales	56,214	54,910
Gross profit	$24,592	$21,478
Gross margin	30.4%	28.1%
Net sales increased $4,418, or 5.8%, for the first quarter of 2016 compared to the first quarter of 2015. Our net sales consisted of online sales, representing 90.7% of the total for the first quarter of 2016 (compared to 90.4% in the first quarter of 2015), and offline sales, representing 9.3% of the total for the first quarter of 2016 (compared to 9.6% in the first quarter of 2015). The net sales increase was driven by an increase of $4,240, or 6.1%, in online sales. Online sales increased primarily due to an increase in total online orders of 8.5%, which resulted from an increase in unique visitors of 2.6% and improved conversion of 5.3%. In the first quarter of 2016, our offline sales, which consist of our Kool-Vue™ and wholesale operations, increased by $178, or 2.4%, compared to the first quarter of 2015, primarily due to an increase in Kool-Vue™ sales.
Gross profit increased $3,114 or 14.5%, compared to the first quarter of 2015. Gross margin rate increased 2.3% to 30.4% in the first quarter of 2016 compared to 28.1% in the first quarter of 2015. Gross margin rate increased for the first quarter primarily due to a favorable mix shift of private label sales compared to last year as well as strategic pricing initiatives, freight efficiencies and lower shipping supply costs, partially offset by lower margin in our offline revenue.
Marketing Expense

	Thirteen Weeks Ended
	April 2, 2016	April 4, 2015
	(in thousands)
Marketing expense	$11,490	$10,852
Percent of net sales	14.2%	14.1%
Total marketing expense increased $638, or 5.9%, for the first quarter of 2016 compared to the first quarter of 2015. Online advertising expense, which includes catalog costs, was $6,002, or 8.2%, of online sales compared to $4,977, or 7.2%, of online sales for the prior year period. Online advertising expense increased in the first quarter of 2016 primarily due to our non-catalog online adverting expenses, which includes listing and placement fees paid to commercial and search engine websites, of $5,727, or 7.1%, of net sales compared to $4,573, or 6.0% of net sales in the first quarter of 2015. This increase relates primarily to the greater mix of paid traffic compared to organic traffic. Marketing expense, excluding online advertising, was $5,488, or 6.8%, of net sales compared to $5,875, or 7.7%, of net sales for the same period last year. The decrease was primarily due to a decrease in depreciation and amortization of $426. As a percent of net sales, total marketing expense during the first quarter of 2016 increased slightly compared to the first quarter of 2015.

General and Administrative Expense

	Thirteen Weeks Ended
	April 2, 2016	April 4, 2015
	(in thousands)
General and administrative expense	$4,485	$4,181
Percent of net sales	5.6%	5.5%
General and administrative expense increased $304, or 7.3%, for the first quarter of 2016 compared to the first quarter of 2015, primarily due to increased fixed and variable wages resulting from higher sales.
Fulfillment Expense

	Thirteen Weeks Ended
	April 2, 2016	April 4, 2015
	(in thousands)
Fulfillment expense	$6,038	$5,060
Percent of net sales	7.5%	6.6%
Fulfillment expense increased $978, or 19.3%, for the first quarter of 2016 compared to the first quarter of 2015 primarily due to increased fixed and variable wages, as well as increased depreciation and amortization,
Technology Expense

	Thirteen Weeks Ended
	April 2, 2016	April 4, 2015
	(in thousands)
Technology expense	$1,277	$1,288
Percent of net sales	1.6%	1.7%
Technology expense decreased $11, or 0.9%, for the first quarter of 2016 compared to the first quarter of 2015, and decreased slightly as a percent of net sales.

Total Other Expense, Net

	Thirteen Weeks Ended
	April 2, 2016	April 4, 2015
	(in thousands)
Other expense, net	$(341)	$(350)
Percent of net sales	(0.4)%	(0.5)%
Total other expense, net decreased $9, or 2.6%, for the first quarter of 2016 compared to the first quarter of 2015. The decrease was primarily due to lower loan interest costs due to a lower revolver balance.
Income Tax Provision

	Thirteen Weeks Ended
	April 2, 2016	April 4, 2015
	(in thousands)
Income tax (benefit) provision	$(149)	$(52)
Percent of net sales	(0.2)%	(0.1)%
For the thirteen weeks ended April 2, 2016, the effective tax rate for the Company was (17.7)%. The Company’s effective tax rate for the thirteen weeks ended April 2, 2016 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses which was partially offset by the tax benefit resulting from the reduction of excess book basis in the Company’s investment in AutoMD over its tax basis related to the sale of seven million shares of AutoMD stock in October 2014 (Refer to “Note 9 - AutoMD” of our Notes to Consolidated Financial Statements for additional details). At April 2, 2016, the Company had a deferred tax liability related to this basis difference of $766. For the thirteen weeks ended April 4, 2015, the effective tax rate for the Company was 14.1%. The Company’s effective tax rate for the thirteen weeks ended April 4, 2015 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses that was offset by the tax benefit resulting from the reduction of excess book basis in the Company’s investment in AutoMD over its tax basis.

Foreign Currency
The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations. See additional information in “Foreign Currency Risk” below in Item 3.

Liquidity and Capital Resources
Sources of Liquidity
During the thirteen weeks ended April 2, 2016 and April 4, 2015, we primarily funded our Base USAP operations with cash and cash equivalents generated from operations as well as through borrowing under our credit facility, and primarily funded our AutoMD operating segment using the cash investment from third-party investors. We had cash and cash equivalents of $4,542 as of April 2, 2016, representing a $995 decrease from $5,537 of cash as of January 2, 2016. The cash decrease was primarily due to the use of the AutoMD cash investment, of which funds are restricted for general operating purposes of AutoMD.

As of April 2, 2016, the Company had $4,542 of cash and cash equivalents, including $3,265 that was restricted to be used only for general operating purposes of AutoMD unless otherwise approved by AutoMD’s Board of Directors. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our credit facility will be sufficient to finance both our Base USAP and AutoMD operating segments through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).

As of April 2, 2016, our credit facility provided for a revolving commitment of up to $30,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment (see “Debt and Available Borrowing Resources” below).
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
Working Capital
As of April 2, 2016 and January 2, 2016, our working capital was $14,814 and $13,605, respectively. Our revolving loan does not require principal payments, however it is classified as current due to certain U.S. GAAP requirements (see “Debt and Available Borrowing Resources” below for further details). The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows
The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the thirteen weeks ended April 2, 2016 and April 4, 2015 (in thousands):

	Thirteen Weeks Ended
	April 2, 2016	April 4, 2015
Net cash provided by operating activities	$10,251	$4,550
Net cash used in investing activities	(1,401)	(2,248)
Net cash used in financing activities	(9,843)	(2,027)
Effect of exchange rate changes on cash	(2)	(11)
Net change in cash and cash equivalents	$(995)	$264
Operating Activities
Cash provided by operating activities is primarily comprised of net income (loss), adjusted for non-cash activities such as depreciation and amortization expense, amortization of intangible assets and share-based compensation expense. These non-cash adjustments represent charges reflected in net income and, therefore, to the extent that non-cash items increase or decrease our operating results, there will be no corresponding impact on our cash flows. Net income adjusted for non-cash adjustments to operating activities was $3,607 for the thirteen weeks ended April 2, 2016 (adjusted for non-cash charges primarily related to depreciation and amortization expense of $1,851 and share-based compensation expense of $802), compared to net loss adjusted for non-cash adjustments to operating activities of $2,183 for the thirteen weeks ended April 4, 2015 (adjusted for non-cash charges primarily consisting of depreciation and amortization expense of $1,934 and shared based compensation of $510). After excluding the effects of the non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities.

•
Accounts receivable increased to $3,461 at April 2, 2016 from $3,236 at January 2, 2016, resulting in an increase in operating assets and reflecting a cash outflow of $225 for the thirteen weeks ended April 2, 2016. Accounts receivable increased primarily due to increase wholesale sales during the quarter. For the thirteen weeks ended April 4, 2015, cash outflow related to the change in accounts receivable was $405.

•
Inventory decreased to $46,937 at April 2, 2016 from $51,216 at January 2, 2016, resulting in a decrease in operating assets and reflecting a cash inflow of $4,279 for the thirteen weeks ended April 2, 2016. For the thirteen weeks ended April 4, 2015, cash inflow related to the change in inventory was $15.

•
Accounts payable and accrued expenses increased to $35,314 at April 2, 2016 compared to $32,790 at January 2, 2016, resulting in an increase in operating liabilities and reflecting a cash inflow of $2,492 for the thirteen weeks ended April 2, 2016. Accounts payable and accrued expenses increased primarily due to the increase in accounts payable of $2,112. Accounts payable and accrued expenses fluctuates from period-to-period due to the amount of our revenues and the related purchases and the timing of our payments. For the thirteen weeks ended April 4, 2015, cash inflow related to the change in accounts payable and accrued expenses was $2,497.
Investing Activities
For the thirteen weeks ended April 2, 2016 and April 4, 2015, net cash used in investing activities was primarily the result of increases in property and equipment ($1,276 and $2,151, respectively), which are mainly related to capitalized website and software development costs.
Financing Activities
For the thirteen weeks ended April 2, 2016, net cash used in financing activities was primarily due to net payments made on our revolving loan payable of $8,759. For the thirteen weeks ended April 4, 2015, net cash used in financing activities was primarily due to net payments made on outstanding debt, totaling $1,536.
Debt and Available Borrowing Resources
Total debt was $13,658 as of April 2, 2016 (comprised of capital lease payable and revolving loan payable), compared to $22,448 (comprised of capital lease payable and revolving loan payable) as of January 2, 2016. The decrease was primarily due to a reduction in the amount outstanding under our line of credit from January 2, 2016 to April 2, 2016.
The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. The Credit Facility matures on April 26, 2017. At April 2, 2016, our outstanding revolving loan balance was $3,000. The customary events of default under the Credit Facility (discussed below) include certain subjective acceleration clauses. Management has determined the likelihood of an acceleration is more than remote, considering the recurring losses experienced by the Company. As a result, outstanding borrowings under the Credit Facility have been classified as a current liability.
On May 6, 2016, the Company and JPMorgan Chase Bank, N.A. (“JPMorgan”) entered into an amendment to the Credit Agreement pursuant to which a letter of credit can be issued if after giving effect to such issuance the letter of credit exposure shall not exceed $15,000, which was increased from the previously agreed upon $6,000.
Loans drawn under the Credit Agreement bear interest, at the Company’s option, at a per annum rate equal to either (a) one month LIBOR plus an applicable margin of 1.50%, or (b) an “alternate prime base rate” subject to an increase or reduction by up to 0.25% based on the Company's fixed charge coverage ratio. At April 2, 2016, the Company’s LIBOR based interest rate was 1.94% (on $3,000 principal) and the Company’s prime based rate was 3.50% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Agreement bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for five business days (on a cumulative basis), and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with the trigger subject to adjustment based on the Company's revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $2,400 the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0.

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
Contractual Obligations
The following table sets forth our contractual cash obligations and commercial commitments as of April 2, 2016:

	Payment Due By Period (in thousands)
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$4,680	$1,138	$2,497	$1,045	$—
Capital lease obligations (2)	18,877	977	2,560	2,428	12,912

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

There were no significant changes to our critical accounting policies during the thirteen weeks ended April 2, 2016. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations (for further detail refer to our Annual Report on Form 10-K that we filed with the SEC on March 11, 2016):

•	Revenue Recognition;

•	Inventory;

•	Website and Software Development Costs;

•	Share-Based Compensation; and

•	Income Taxes.
Recent Accounting Pronouncements
See “Note 1 – Summary of Significant Accounting Policies and Nature of Operations – Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements (Unaudited), included above in Part I, Item 1 of this report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial commodity market prices and rates. We are exposed to market risk primarily in the area of changes in U.S. interest rates and conditions in the credit markets. We also have some exposure related to foreign currency fluctuations. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We do not have any derivative financial instruments as of April 2, 2016. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities and mutual funds that hold debt securities.
Interest Rate Risk. Our investment securities generally consist of mutual funds. As of April 2, 2016, our investments were comprised of $65 of investments in mutual funds that primarily hold debt securities.
As of April 2, 2016, we had a balance of $3,000 outstanding under a revolving loan under our credit facility. The interest rate on this loan is computed based on a LIBOR and Prime loan rate, adjusted by features specified in our loan agreement. At our debt level as of April 2, 2016, a 100 basis point increase in interest rates would not materially affect our earnings and cash flows. If, however, we are unable to meet the covenants in our loan agreement, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate. There can be no assurance that any renegotiated terms of credit would not materially impact our earnings. At April 2, 2016, our LIBOR based interest rate was 1.94% per annum (on $3,000 principal) and our Prime based rate was 3.50% per annum (on $0 principal). Refer to additional discussion in Item 2, under the caption “Liquidity and Capital Resources – Debt and Available Borrowing Resources” and in “Note 3 – Borrowings” of the Notes to Consolidated Financial Statements (Unaudited), included in Part I, Item 1 of this report.
Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. dollar weakens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. dollar strengthens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos, and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, a fluctuation of 10% in the Peso/U.S. dollar exchange rate would have approximately a $263 impact on our Philippine operating expenses for the thirteen weeks ended April 2, 2016. During fiscal year 2014, we hedged a portion of our forecasted foreign currency exposure associated with operating expenses incurred in the Philippines. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. As of January 2, 2016 and April 2, 2016, we had no hedges in place. We are evaluating our options on how to manage this risk and considering various methods to mitigate such risk. Our Canadian website sales are denominated in

Canadian dollars; however, fluctuations in exchange rates from these operations are only expected to have a nominal impact on our operating results due to the relatively small number of sales generated in Canada. We believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.
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
ITEM 1A. Risk Factors
Our business is subject to a number of risks which are discussed below. Other risks are presented elsewhere in this report and in our other filings with the SEC. We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in the Annual Report on Form 10-K that we filed with the SEC on March 11, 2016. You should consider carefully the following risks in addition to the other information contained in this report and our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K, and any amendments thereto, before deciding to buy, sell or hold our common stock. If any of the following known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.
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
Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. Search engines, shopping comparison sites and other online sources have in the past, and will continue to revise their algorithms from time to time in an attempt to optimize their search results. For example, search engines, like Google, revise their algorithms regularly in an attempt to optimize their search results. During the past few years, we have been negatively impacted by the changes in methodology for how Google displayed or selected our different websites for customer search results, which has reduced our unique visitor count and adversely affected our financial results. While we continue to address these ongoing challenges, during the first quarter of 2016 our unique visitor count increased by 0.8 million, or 2.6%, to

31.4 million unique visitors compared to 30.6 million unique visitors in the first quarter of 2015 primarily due to an increase in paid traffic, partially offset by lower organic traffic. While we have been able to offset the decrease in our organic traffic through increases in paid search traffic, there is no guarantee we will be able to continue to increase our paid traffic at the same levels in the future. In addition, if other search engines, shopping comparison sites or similar online sources on which we rely for website traffic were to modify their general methodology for how they display or select our websites in a manner similar to the changes made by Google, or if Google continues to make changes to its search results ranking algorithms that cause those algorithms to interact with our platform in a manner that continues to reduce our unique visitors count, even fewer consumers may click through to our websites, and our financial results could be further adversely affected.
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
* During first quarter, we recorded net income, but our previous net losses may continue for the remainder of fiscal year 2016.
During first quarter of fiscal 2016 we recorded net income of $1,252, compared to a net loss of $60 for the first quarter of fiscal 2015. While we achieved net income of $1,252 during the first quarter of fiscal 2016, our net losses may continue for the remainder of fiscal year 2016, although at a lower level than in 2015. If our net losses continue, they could severely impact our liquidity, as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. In such cases, there can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If the net losses we have experienced continue for longer than we expect because our strategies to return to positive sales growth and profitability are not successful, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.
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
Our top ten suppliers represented approximately 42.5% of our total product purchases during the thirteen weeks ended April 2, 2016. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.
For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For the thirteen weeks ended April 2, 2016, our product purchases from three drop-ship suppliers represented approximately 8% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.
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
Our success depends on our ability to successfully receive and fulfill orders and to promptly deliver our products to our customers. The majority of orders for our auto collision parts products are filled from our inventory in our distribution centers, where all our inventory management, packaging, labeling and product return processes are performed. Increased demand and other considerations may require us to expand our distribution centers or transfer our fulfillment operations to larger facilities in the future. If we do not successfully expand our fulfillment capabilities in response to increases in demand, our sales could decline.
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
Moreover, we are subject to the Payment Card Industry Data Security Standard ("PCI DSS"), issued by the PCI Council. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data.  We cannot be certain that all of our information technology systems are able to prevent, contain or detect any cyber-attacks, cyber terrorism, or security breaches from known malware or malware that may be developed in the future. To the extent that any disruption results in the loss, damage or misappropriation of information, we may be materially adversely affected by claims from customers, financial institutions, regulatory authorities, payment card associations and others.  In addition, the cost of complying with stricter privacy and information security laws and standards could be significant to us.  For example, we were recently required to transition from PCI Data Security Standard 2.0 to PCI Data Security Standard 3.1. We are in the process of conforming to the new standards which we expect to be completed within twelve months. There is no guarantee that we will be able to conform to these new standards, and if we fail to meet these standards, we could become subject to fines and other penalties and experience a significant increase in payment card transaction costs. In addition, such failure could damage our reputation, inhibit sales, and adversely affect our business.
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
The market prices of technology and e-commerce companies generally have been extremely volatile and have recently experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to, among other things, the risk factors described in this report and other factors beyond our control such as fluctuations in the operations or valuations of companies perceived by investors to be comparable to us, our ability to meet analysts’ expectations, our trading volume, activities of activist investors, or conditions or trends in the Internet or auto parts industries.
Since the completion of our initial public offering in February 2007 through April 2, 2016, the trading price of our common stock has been volatile, ranging from a high of $12.61 per share to a low per share of $0.91. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.
Our common stock may be delisted from the NASDAQ Global Market if we are unable to maintain compliance with Nasdaq’s continued listing standards.

NASDAQ imposes, among other requirements, continued listing standards including minimum bid and public float requirements. The price of our common stock must trade at or above $1.00 to comply with NASDAQ's minimum bid requirement for continued listing on the NASDAQ. If our stock trades at bid prices of less than $1.00 for a period in excess of 30 consecutive business days, the NASDAQ could send a deficiency notice to us for not remaining in compliance with the minimum bid listing standards. During the first quarter of fiscal year 2016 and fiscal year 2015, our common stock never traded below $1.00. However, if the closing bid price of our common stock fails to meet NASDAQ's minimum closing bid price requirement, or if we otherwise fail to meet any other applicable requirements of the NASDAQ and we are unable to regain compliance, NASDAQ may make a determination to delist our common stock.
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
As of April 2, 2016, our executive officers and directors and certain related parties and entities that are affiliated with them beneficially own approximately 40.7% of our outstanding shares of stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to significantly influence our management and affairs and control matters requiring stockholder approval including the election of our entire Board of Directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.
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

•	our ability to maintain and expand our supplier and distribution relationships without significant price increases or reduced service levels;

•	our ability to borrow funds under our credit facility;

•	the effects of seasonality on the demand for our products;

•	our ability to accurately forecast demand for our products, price our products at market rates and maintain appropriate inventory levels;

•	our ability to build and maintain customer loyalty;

•	our ability to successfully integrate our acquisitions;

•	infringement actions that could impact the viability of the auto parts aftermarket or portions thereof;

•	the success of our brand-building and marketing campaigns;

•	our ability to accurately project our future revenues, earnings, and results of operations;

•	government regulations related to use of the Internet for commerce, including the application of existing tax regulations to Internet commerce and changes in tax regulations;

•	technical difficulties, system downtime or Internet brownouts;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; and

•	macroeconomic conditions that adversely impact the general and automotive retail sales environment.
If we fail to maintain an effective system of internal control over financial reporting or comply with Section 404 of the Sarbanes-Oxley Act of 2002, we may not be able to accurately report our financial results or prevent fraud, and our stock price could decline.
While management has concluded that our internal controls over financial reporting were effective as of April 2, 2016, we have in the past, and could in the future, have a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.
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
We and our industry depend on the number of vehicle miles driven, vehicle accident rates and insurance companies’ willingness to accept a variety of types of replacement parts in the repair process. Decreased miles driven reduce the number of accidents and corresponding demand for crash parts, and reduce the wear and tear on vehicles with a corresponding reduction in demand for vehicle repairs and replacement or engine parts. If consumers were to drive less in the future, as a result of higher gas prices, increased use of ride-shares, or otherwise, our sales may decline and our business and financial results may suffer.
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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 3 -30, 2016	203,929	$2.95	—	—
January 31 - Feb 27, 2016	131,379	$2.80	—	—
Feb 28 - Apr 2, 2016	—	—	—	—
__________
(1) Represents shares withheld to satisfy tax withholding obligations in connection with the vesting of RSU's during the thirteen weeks ended April 2, 2016.

ITEM 3.    Defaults Upon Senior Securities
None.

ITEM 4.    Mine Safety Disclosures
Not applicable.

ITEM 5.    Other Information
None.

ITEM 6.    Exhibits
The following exhibits are filed herewith or incorporated by reference to the location indicated below:

Exhibit No.	Description

10.1	Ninth Amendment to the Credit Agreement dated May 6th, 2016, by and among U.S. Auto Parts Network, Inc, certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 9, 2016	U.S. AUTO PARTS NETWORK, INC.

		By:	/s/ Shane Evangelist
Shane Evangelist
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Neil T. Watanabe
Neil T. Watanabe
Chief Financial Officer
(Principal Financial Accounting Officer)