Form 10-Q
period 2016-07-02
U.S. Auto Parts Network, Inc.
filed 2016-08-09
CIK 1378950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of August 4, 2016, the registrant had 34,888,960 shares of common stock outstanding, $0.001 par value.

U.S. AUTO PARTS NETWORK, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THIRTEEN WEEKS ENDED JULY 2, 2016

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

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements
U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, In Thousands, Except Par Value and Per Share Liquidation Value)

	July 2, 2016	January 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$4,913	$5,537
Short-term investments	77	65
Accounts receivable, net of allowances of $36 and $17 at July 2, 2016 and January 2, 2016, respectively	2,971	3,236
Inventory	44,421	51,216
Other current assets	3,489	2,475
Total current assets	55,871	62,529
Property and equipment, net	17,900	18,431
Intangible assets, net	1,235	1,476
Other non-current assets	1,212	1,320
Total assets	$76,218	$83,756
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,545	$25,523
Accrued expenses	7,452	7,267
Revolving loan payable	—	11,759
Current portion of capital leases payable	533	521
Other current liabilities	4,174	3,854
Total current liabilities	38,704	48,924
Capital leases payable, net of current portion	10,053	10,168
Deferred income taxes	690	944
Other non-current liabilities	1,677	1,577
Total liabilities	51,124	61,613
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; $1.45 per share liquidation value or aggregate of $6,017; 4,150 shares authorized; 4,150 shares issued and outstanding at July 2, 2016 and January 2, 2016	4	4
Common stock, $0.001 par value; 100,000 shares authorized; 34,888 and 34,137 shares issued and outstanding at July 2, 2016 and January 2, 2016	35	34
Additional paid-in capital	178,279	176,873
Accumulated other comprehensive income	432	440
Accumulated deficit	(154,944)	(157,011)
Total stockholders’ equity	23,806	20,340
Noncontrolling interest	1,288	1,803
Total equity	25,094	22,143
Total liabilities and stockholders’ equity	$76,218	$83,756
See accompanying notes to consolidated financial statements (unaudited).

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2 2016	July 4 2015	July 2 2016	July 4 2015
Net sales	$78,055	$76,462	$158,861	$152,850
Cost of sales (1)	54,301	55,594	110,515	110,504
Gross profit	23,754	20,868	48,346	42,346
Operating expenses:
Marketing	11,046	11,148	22,536	22,000
General and administrative	4,626	4,484	9,111	8,665
Fulfillment	5,658	4,978	11,696	10,038
Technology	1,438	1,250	2,715	2,538
Amortization of intangible assets	121	115	241	230
Total operating expenses	22,889	21,975	46,299	43,471
Income (loss) from operations	865	(1,107)	2,047	(1,125)
Other income (expense):
Other income, net	11	10	17	33
Interest expense	(251)	(272)	(598)	(645)
Total other expense, net	(240)	(262)	(581)	(612)
Income (loss) before income taxes	625	(1,369)	1,466	(1,737)
Income tax benefit	(56)	(347)	(205)	(399)
Net income (loss) including noncontrolling interests	681	(1,022)	1,671	(1,338)
Net income (loss) attributable to noncontrolling interests	(253)	(247)	(515)	(503)
Net income (loss) attributable to U.S. Auto Parts	934	(775)	2,186	(835)
Other comprehensive loss attributable to U.S. Auto Parts:
Foreign currency translation adjustments	(8)	(12)	(13)	(22)
Total other comprehensive loss attributable to U.S. Auto Parts	(8)	(12)	(13)	(22)
Comprehensive income (loss) attributable to U.S. Auto Parts	$926	$(787)	$2,173	$(857)
Net income (loss) attributable to U.S. Auto Parts per share:
Basic net income (loss) per share	$0.03	$(0.02)	$0.06	$(0.03)
Diluted net income (loss) per share	$0.02	$(0.02)	0.05	(0.03)
Weighted average common shares outstanding:
Shares used in computation of basic net income (loss) per share	34,753	33,963	34,625	33,842
Shares used in computation of diluted net income (loss) per share	40,007	33,963	39,655	33,842

(1)	Excludes depreciation and amortization expense which is included in marketing, general and administrative and fulfillment expense.
See accompanying notes to consolidated financial statements (unaudited).

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In Thousands)

	Twenty-Six Weeks Ended
	July 2, 2016	July 4, 2015
Operating activities
Net income (loss) including noncontrolling interests	$1,671	$(1,338)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	3,704	3,756
Amortization of intangible assets	241	230
Deferred income taxes	(257)	(452)
Share-based compensation expense	1,668	1,106
Stock awards issued for non-employee director service	4	—
Amortization of deferred financing costs	41	41
Gain from disposition of assets	—	(13)
Changes in operating assets and liabilities:
Accounts receivable	265	686
Inventory	6,795	3,142
Other current assets	(1,038)	(142)
Other non-current assets	81	40
Accounts payable and accrued expenses	1,308	(1,258)
Other current liabilities	319	798
Other non-current liabilities	204	(110)
Net cash provided by operating activities	15,006	6,486
Investing activities
Additions to property and equipment	(2,887)	(3,832)
Proceeds from sale of property and equipment	—	13
Cash paid for intangible assets	(125)	(25)
Net cash used in investing activities	(3,012)	(3,844)
Financing activities
Borrowings from revolving loan payable	9,297	7,014
Payments made on revolving loan payable	(21,056)	(10,050)
Proceeds from stock options	536	40
Payments on capital leases	(313)	(131)
Statutory tax withholding payment for share-based compensation	(969)	(438)
Payment of liabilities related to financing activities	(100)	(100)
Net cash used in financing activities	(12,605)	(3,665)
Effect of exchange rate changes on cash	(13)	(22)
Net change in cash and cash equivalents	(624)	(1,045)
Cash and cash equivalents, beginning of period	5,537	7,653
Cash and cash equivalents, end of period	$4,913	$6,608
Supplemental disclosure of non-cash investing and financing activities:
Accrued asset purchases	$735	$791
Property acquired under capital lease	211	368
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$49	$58
Cash paid during the period for interest	564	590
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

The Company’s products consist of collision parts serving the body repair market, engine parts to serve the replacement parts market, and performance parts and accessories. The collision parts category is primarily comprised of body parts for the exterior of an automobile. Our parts in this category are typically replacement parts for original body parts that have been damaged as a result of a collision or through general wear and tear. The majority of these products are sold through our websites. In addition, we sell an extensive line of mirror products, including our own private-label brand called Kool-Vue™, which are marketed and sold as aftermarket replacement parts and as upgrades to existing parts. The engine parts category is comprised of engine components and other mechanical and electrical parts. These parts serve as replacement parts for existing engine parts and are generally used by professionals and do-it-yourselfers for engine and mechanical maintenance and repair. We also offer performance versions of many parts sold in each of the above categories. Performance parts and accessories generally consist of parts that enhance the performance of the automobile, upgrade existing functionality of a specific part or improve the physical appearance or comfort of the automobile.

The Company is a Delaware C corporation and is headquartered in Carson, California. The Company has employees located in both the United States and the Philippines.
Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of July 2, 2016 and the consolidated results of operations and cash flows for the thirteen and twenty-six weeks ended July 2, 2016 and July 4, 2015. The Company’s results for the interim periods are not necessarily indicative of the results that may be expected for any other interim period, or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 2, 2016, which was filed with the SEC on March 11, 2016 and all our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2015 fiscal year, and throughout the date of this report.
During the thirteen and twenty-six weeks ended July 2, 2016, the Company had a net income of $934 and $2,186, respectively, compared to a net loss of $775 and $835 during the thirteen and twenty-six weeks ended July 4, 2015, respectively. Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months.

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
Note 2 –Intangible Assets, Net
Intangible assets consisted of the following at July 2, 2016 and January 2, 2016 (in thousands):

		July 2, 2016			January 2, 2016
	Useful Life	Gross Carrying Amount	Accumulated Amort. and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amort. and Impairment	Net Carrying Amount
Intangible assets subject to amortization:
Product design intellectual property	4 years	$2,750	$(2,491)	$259	$2,750	$(2,361)	$389
Patent license agreements	3 - 5 years	562	(281)	$281	562	(219)	$343
Domain and trade names	10 years	1,407	(712)	$695	1,407	(663)	$744
Total		$4,719	$(3,484)	$1,235	$4,719	$(3,243)	$1,476

Intangible assets subject to amortization are amortized on a straight-line basis. Amortization expense relating to intangible assets for the thirteen weeks ended July 2, 2016 and July 4, 2015 was $121 and $115, respectively. Amortization expense relating to intangible assets for the twenty-six weeks ended July 2, 2016 and July 4, 2015 was $241 and $230, respectively.
The following table summarizes the future estimated annual amortization expense for these assets over the next five years:

2016	$241
2017	344
2018	185
2019	100
2020	100
Thereafter	265
Total	$1,235
Note 3 – Borrowings
The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory, and property and equipment. The Credit Facility matures on April 26, 2017. At July 2, 2016, our outstanding revolving loan balance was $0.

On May 6, 2016, the Company and JPMorgan Chase Bank, N.A. (“JPMorgan”) entered into a Ninth Amendment to
Credit Agreement and Second Amendment to Pledge and Security Agreement (the “Amendment”), which amended the Credit
Agreement previously entered into by the Company, certain of its domestic subsidiaries and JPMorgan on April 26, 2012 (as amended, the “Credit Agreement”) and the Pledge and Security Agreement previously entered into by the Company, certain of its domestic subsidiaries and JPMorgan on April 26, 2012. Pursuant to the Amendment, letters of credit can be issued if after giving effect to such issuance, the letters of credit exposure shall not exceed $15,000, which was an increase from the previously agreed upon $6,000. As of July 2, 2016, our outstanding letters of credit balance was $5,283.
Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.50%, or (b) a “base rate” subject to an increase or reduction by up to 0.25% per annum based on the Company's fixed charge coverage ratio. At July 2, 2016, the Company’s LIBOR based interest rate was 2.00% (on $0 principal) and the Company’s prime based rate was 3.50% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for five business days (on a cumulative basis) and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with such trigger subject to adjustment based on the Company's revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $2,400, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 (with the trigger subject to adjustment based on the Company's revolving commitment).
The Company's excess availability was $16,000 at July 2, 2016. As of the date hereof, the cash dominion period has not been in effect; accordingly, no principal payments are due.

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
The following table summarizes the Company’s stock option activity under the AutoMD 2014 Equity Incentive Plan (the "AMD Plan") for the twenty-six weeks ended July 2, 2016, and details regarding the options outstanding and exercisable at July 2, 2016:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, January 2, 2016	1,430	$1.00
Granted	10	$1.00
Exercised	—	—
Expired	—	—
Forfeited	(35)	$1.00
Options outstanding, July 2, 2016	1,405	$1.00	8.70	$—
Vested and expected to vest at July 2, 2016	1,047	$1.00	8.69	$—
Options exercisable, July 2, 2016	429	$1.00	8.56	$—
At July 2, 2016, 545 shares were available for future grants under the AMD Plan.

The weighted-average fair value of options granted and outstanding as of July 2, 2016 and July 4, 2015 was $0.55 and $0.54, respectively. The intrinsic value of stock options at the date of exercise is the difference between the fair value of the stock at the date of the balance sheet and the exercise price. During the twenty-six weeks ended July 2, 2016 and July 4, 2015, the options had $0 intrinsic value. The Company had $325 of unrecognized share-based compensation expense related to stock options outstanding as of July 2, 2016, which expense is expected to be recognized over a weighted-average period of 2.69 years.
Options exercised under all share-based compensation plans are granted net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For those employees who elect not to receive shares net of the minimum statutory withholding requirements, the appropriate taxes are paid directly by the employee. During the thirteen and twenty-six weeks ended July 2, 2016, we withheld 0 shares to satisfy $0 of employees' tax obligations and 0 shares related to the net settlement of the stock options.
U.S. Auto Parts Network Options and Restricted Stock Units
The Company had the following common stock option activity during the twenty-six weeks ended July 2, 2016:
•Granted options to purchase 925 common shares.
•Forfeitures of 17 options to purchase common shares.
•Expiration of 26 options to purchase common shares.

The following table summarizes the Company’s restricted stock unit ("RSU") activity for the twenty-six weeks ended July 2, 2016, and details regarding the awards outstanding and exercisable at July 2, 2016 (in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Awards outstanding, January 2, 2016	804	$—
Awarded	954	$—
Vested	(774)	$—
Forfeited	(3)	$—
Awards outstanding, July 2, 2016	981	$—	1.00	$3,904
Vested and expected to vest at July 2, 2016	878	$—	0.96	$3,493
During the twenty-six weeks ended July 2, 2016, all RSU's that vested were time-based. For the majority of RSUs awarded, the number of shares issued on the date the RSUs vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For those employees who elect not to receive shares net of the minimum statutory withholding requirements, the appropriate taxes are paid directly by the employee. During the twenty-six weeks ended July 2, 2016, we withheld 131 shares to satisfy $371 of employees' tax obligations. Although shares withheld are not issued, they are treated as a common stock repurchase in our consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting.

For the thirteen and twenty-six weeks ended July 2, 2016, we recorded compensation expense of $889 and $1,717, respectively. As of July 2, 2016, there was unrecognized compensation expense of $1,355 related to unvested RSUs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1 year.

Note 5 – Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net income (loss) per share:
Numerator:
Net income (loss) attributable to U.S. Auto Parts	$934	$(775)	2,186	(835)
Dividends on Series A Convertible Preferred Stock	60	60	120	120
Net income (loss) available to common shares	$874	$(835)	$2,066	$(955)
Denominator:
Weighted-average common shares outstanding (basic)	34,753	33,963	34,625	33,842
Common equivalent shares from common stock options, preferred stock and warrants	5,254	—	5,030	—
Weighted-average common shares outstanding (diluted)	40,007	33,963	39,655	33,842
Basic net income (loss) per share	$0.03	$(0.02)	$0.06	$(0.03)
Diluted net income (loss) per share	$0.02	$(0.02)	$0.05	$(0.03)

The weighted-average anti-dilutive securities, which are excluded from the calculation of diluted earnings per share due to the Company's net income available to common shares position for the periods then ended (including securities that would otherwise be excluded from the calculation of diluted earnings per share due to the Company's stock price), are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Common stock warrants	20	50	20	50
Series A Convertible Preferred Stock	—	4,150	—	4,150
Restricted stock units	981	867	969	850
Options to purchase common stock	2,141	6,044	2,393	5,878
Total	3,142	11,111	3,382	10,928

Note 6 – Income Taxes
The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2011-2015 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2012-2015 remain open.
For the thirteen and twenty-six weeks ended July 2, 2016 the effective tax rate for the Company was 9.0% and 14.0%, respectively. The Company's effective tax rate for the thirteen and twenty-six weeks ended July 2, 2016 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses that was offset by the tax benefit resulting from the reduction of excess book basis in the Company's investment in AutoMD over its tax basis due to AutoMD's pre-tax losses. For the thirteen and twenty-six weeks ended July 4, 2015, the effective tax rate for the Company was 25.3% and 23.0%, respectively. The Company’s effective tax rate for the thirteen and twenty-six weeks ended July 4, 2015 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses.
Note 7 – Commitments and Contingencies
Facilities Leases

The Company’s corporate headquarters is located in Carson, California, and has a lease term through October 2020. The Company also leases warehouse space in LaSalle, Illinois and in Chesapeake, Virginia. The Company’s Philippines subsidiary leases office space under an agreement through April 2020.
Facility rent expense for the thirteen and twenty-six weeks ended July 2, 2016 was $402 and $804, respectively, compared to $399 and $764 for the thirteen and twenty-six weeks ended July 4, 2015, respectively.
Minimum lease commitments under non-cancellable operating leases as of July 2, 2016 were as follows (in thousands):

2016	$833
2017	1,652
2018	1,672
2019	1,250
2020	542
2021 onwards	$—
Total	$5,949
Capital lease commitments as of July 2, 2016 were as follows (in thousands):

2016	$639
2017	1,311
2018	1,319
2019	1,304
2020	1,130
2021 onwards	12,910
Total minimum payments required	18,613
Less amount representing interest	8,027
Present value of minimum capital lease payments	$10,586
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

Summarized segment information for our continuing operations from the two reportable segments for the periods presented is as follows (in thousands):

	Base USAP	AutoMD	Consolidated
Thirteen weeks ended July 2, 2016
Net sales	$77,999	$56	$78,055
Gross profit	$23,701	$53	$23,754
Operating costs (1)	$22,132	$757	$22,889
Income (loss) from operations	$1,569	$(704)	$865
Capital expenditures	$1,350	$261	$1,611
Depreciation and amortization	$1,556	$297	$1,853
Total assets, net	$71,944	$4,274	$76,218
Thirteen weeks ended July 4, 2015
Net sales	$76,411	$51	$76,462
Gross profit	$20,817	$51	$20,868
Operating costs (1)	$21,235	$740	$21,975
Income (loss) from operations	$(418)	$(689)	$(1,107)
Capital expenditures	$1,373	$308	$1,681
Depreciation and amortization	$1,484	$338	$1,822
Total assets, net	$70,918	$7,197	$78,115
Twenty-six weeks ended July 2, 2016
Net sales	$158,745	$116	$158,861
Gross profit	$48,233	$113	$48,346
Operating costs (1)	$44,753	$1,546	$46,299
Income (loss) from operations	$3,480	$(1,433)	$2,047
Capital expenditures	$2,355	$532	$2,887
Depreciation and amortization	$3,100	$604	$3,704
Total assets, net	$71,944	$4,274	$76,218
Twenty-six weeks ended July 4, 2015
Net sales	$152,736	$114	$152,850
Gross profit	$42,232	$114	$42,346
Operating costs (1)	$41,955	$1,516	$43,471
Loss from operations	$277	$(1,402)	$(1,125)
Capital expenditures	$3,338	$494	$3,832
Depreciation and amortization	$3,033	$723	$3,756
Total assets, net	$70,918	$7,197	$78,115

(1)	Operating costs for AutoMD primarily consist of depreciation and amortization on fixed assets and personnel costs. Indirect costs are not allocated to AutoMD.

The following table summarizes the approximate distribution of Base USAP revenue by product type.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Private Label
Collision	50%	46%	51%	48%
Engine	14%	14%	15%	13%
Performance	1%	1%	1%	1%

Branded
Collision	2%	2%	2%	2%
Engine	13%	15%	12%	14%
Performance	20%	22%	19%	22%

Total	100%	100%	100%	100%

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
Additionally, pursuant to the terms of the Purchase Agreement, the Company may be required to purchase 2,000 shares of AutoMD common stock at a purchase price of $1.00 per share, with such purchase to be triggered only if as of October 8, 2016, AutoMD does not meet a required minimum number of approved auto repair shops permitted to submit a quotation on AutoMD’s website ("Registered Repair Shops"), or separately if at any time during the two years following the closing date AutoMD fails to meet specified minimum cash balances and minimum numbers of Registered Repair Shops. AutoMD is commencing with charging repair shops a subscription fee during the third quarter, and as a result, we expect to fall below the minimum number of Registered Repair Shops as of October 8, 2016. The Purchase Agreement also limits the use of the $7,000 in proceeds from the sale of AutoMD common stock to only general operating purposes of AutoMD. The Company cannot use or borrow any of the proceeds without the approval of AutoMD's Board of Directors.
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
The table below presents the effect of changes in the Company's ownership interest in AutoMD on the Company's equity during the twenty-six weeks ended July 2, 2016:

Noncontrolling Interest
Balance, January 2, 2016	$1,803
Net loss allocable to noncontrolling interest	(515)
Balance, July 2, 2016	$1,288

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
2.U.S. vehicle fleet expanding and aging. The average age of U.S. vehicles, an indicator of auto parts demand, rose to a record-high 11.5 years as of January 2015, according to IHS Automotive, a market analytics firm that expects the average age to remain at, or near record-highs through 2020. IHS expects the number of vehicles that are 12 years or older to increase by 15% by 2020. IHS found that the total number of light vehicles in operation in the U.S. has increased to record levels, with new vehicle registrations outpacing scrappage rates by more than 42%. We believe an increasing vehicle base and rising average age of vehicles will have a positive impact on overall aftermarket parts demand because older vehicles generally require more repairs. In many cases we believe these older vehicles are driven by do-it-yourself ("DIY") car owners who are more likely to handle any necessary repairs themselves rather than taking their car to the professional repair shop.
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
AutoMD's mission is to be the repair shop advocate for all vehicle owners, increase their confidence in the repair process and provide the most affordable and high quality options for automobile repair. AutoMD's focus has been on marketing and technology. AutoMD's marketing strategy has involved driving growth in their repair shop network. During the first half of 2016, marketing efforts resulted in approximately 2,760 repair shops joining AutoMD's network, rising from about 3,220 repair shops in December 2015 to over 5,000 at the end of the second quarter of 2016. AutoMD is commencing with charging repair shops a subscription fee during the third quarter, and as a result, we expect the number of repair shops to decline below 5,000 as of October 8, 2016. As such, we would be required to purchase 2.0 million shares of AutoMD common stock at a purchase price of $1.00 per share under the terms of the purchase agreement entered into with AutoMD and third party investors. In addition to marketing, AutoMD continues to refine the online experience, including its mobile presence.
Key Metrics: To understand revenue generation through our network of e-commerce websites and online marketplaces, we monitor several key business metrics, including the following:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Unique Visitors (millions) (1)	30.2	29.2	61.6	59.8
E-commerce Orders (thousands)	544	523	1,103	1,039
Online Marketplace Orders (thousands)	315	276	637	572
Total Online Orders (thousands)	859	799	1,740	1,611
E-commerce Average Order Value	$109	$112	$108	$111
Online Marketplace Average Order Value	$71	$71	$72	$71
Total Online Average Order Value	$95	$98	$95	$97
Revenue Capture (1)	84.0%	85.7%	84.7%	85.6%
Conversion (1)	1.8%	1.8%	1.8%	1.7%

(1) Excludes online marketplaces and media properties (e.g. AutoMD).

Unique Visitors: A unique visitor to a particular website represents a user with a distinct IP address that visits that particular website. We define the total number of unique visitors in a given month as the sum of unique visitors to each of our websites during that month. We measure unique visitors to understand the volume of traffic to our websites and to track the effectiveness of our online marketing efforts. The number of unique visitors has historically varied based on a number of factors, including our marketing activities and seasonality. Included in the unique visitors are mobile device based customers, who are becoming an increasing part of our business. Shifting consumer behavior and technology enhancements indicates that customers are becoming more inclined to purchase auto parts through their mobile devices. User sophistication and technological advances have increased consumer expectations around the user experience on mobile devices, including speed of response, functionality, product availability, security, and ease of use. We believe enhancements to online solutions specifically catering to mobile based shopping can result in an increase in the number of orders and revenues. We believe an increase in unique visitors to our websites will result in an increase in the number of orders. We seek to increase the number of unique visitors to our websites by attracting repeat customers and improving search engine marketing and other internet marketing activities. During the thirteen and twenty-six weeks ended July 2, 2016 our unique visitors increased by 3.4% and 3.0%, respectively, compared to the same periods of 2015 primarily due to an increase in paid traffic, partially offset by a decrease in organic traffic.
Total Number of Orders: We monitor the total number of orders as an indicator of future revenue trends. Total orders increased 7.5% in the second quarter of 2016 compared to the second quarter of 2015, with e-commerce and online marketplace orders increasing by 4.0% and 14.1%, respectively. Total orders were up 8.0% in the YTD Q2 2016, compared to the YTD Q2 2015, with e-commerce and online marketplace orders increasing by 6.2% and 11.4%, respectively. We believe that e-commerce and online marketplace orders improved YTD Q2 2016 through an enhanced customer experience, greater product selection and certain strategic pricing initiatives. We recognize revenue associated with an order when the products have been delivered, consistent with our revenue recognition policy.

Average Order Value: Average order value represents our net sales on a placed orders basis for a given period of time divided by the total number of orders recorded during the same period of time. Average order value decreased 3.1% and 2.1%, respectively, in the second quarter and YTD Q2 2016 compared to the same periods of 2015 primarily due to a mix shift towards more private label sales. We seek to increase the average order value as a means of increasing net sales. Average order values vary depending upon a number of factors, including the components of our product offering, the order volume in certain online sales channels, macro-economic conditions, and online competition.
Revenue Capture: Revenue capture is the amount of actual dollars retained after taking into consideration returns, credit card declines and product fulfillment. During the second quarter and YTD Q2 2016, our revenue capture decreased by 2.0% and 1.1%, respectively, compared to the same periods of 2015.
Conversion: Conversion is the number of orders as a rate of the total number of unique visitors. This rate indicates how well we convert a visitor to a customer sales order. During the YTD Q2 2016, our conversion improved to 1.8% compared to 1.7% in the same period of 2015.
Executive Summary
For the second quarter of 2016, Base USAP generated net sales of $77,999, compared with $76,411 for the second quarter of 2015, representing an increase of 2.1%. Base USAP net income for the second quarter of 2016 was $1,216, compared to net loss of $611 for the second quarter of 2015. We generated income before interest expense, net, income tax provision, depreciation and amortization expense, amortization of intangible assets, plus share-based compensation expense and restructuring costs (“Adjusted EBITDA”) of $4,025 in the second quarter of 2016 compared to $1,757 in the second quarter of 2015. Adjusted EBITDA, which is not a Generally Accepted Accounting Principle measure, is presented because such measure is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income, as an indicator of the Company’s operating performance, or as an alternative to cash flows, as measures of the Company’s overall liquidity, as presented in the Company’s consolidated financial statements. Further, the Adjusted EBITDA measure shown may not be comparable to similarly titled measures used by other companies. Refer to the table presented below under "Non-GAAP measures" for additional information and a reconciliation of net income (loss) to Adjusted EBITDA.
For the second quarter of 2016, AutoMD generated net sales of $56 compared to $51 in the same period last year. AutoMD's net loss was $535 for the second quarter of 2016 compared to a net loss of $411 for the second quarter of 2015. AutoMD's Adjusted EBITDA was negative $317 compared to negative $321 in the same period last year.
Our second quarter 2016 net sales consisted of online sales, representing 91.5% of the total (compared to 90.8% in the second quarter of 2015), and offline sales, representing 8.5% of the total (compared to 9.2% in the second quarter of 2015). The net sales increase was due to an increase of $1,946, or 2.8%, in online sales, partially offset by a decrease in offline sales of $360, or 5.1%. The online sales channels increase is primarily the result of a $2,830, or 15.9%, increase in our online market places partially offset by a $571, or 1.0%, decrease in our e-commerce sales channel. The increase in our online marketplaces sales channels was driven by increased conversion rates.

Like most e-commerce retailers, our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. Historically, marketing through search engines provided the most efficient opportunity to reach millions of on-line auto part buyers. We are included in search results through paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our websites. Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. We have had a history of success with our search engine marketing techniques, which gave our different websites preferred positions in search results. Search engines, like Google, revise their algorithms from time to time in an attempt to optimize their search results. During the last few years, Google has changed its search results ranking algorithm. In some cases our unique visitor count, and therefore our financial results, were negatively impacted by these changes. While we continue to address the ongoing changes to the Google methodology, during the second quarter of 2016, our unique visitor count increased by 1.0 million, or 3.4%, to 30.2 million unique visitors compared to 29.2 million unique visitors in the second quarter of 2015 primarily due an increase in paid traffic, partially offset by lower organic traffic. As in the past we expect Google will continue to make changes in their search engine algorithms to improve their user experience. As we are significantly dependent upon search engines for our website traffic, if we are unable to attract unique visitors, our business and results of operations will be harmed.
Total orders increased for the second quarter of 2016 compared to the second quarter of 2015, while our average order value decreased for the same period. Total expenses, which primarily consisted of cost of sales and operating costs, decreased during the second quarter of 2016 compared to the same period in 2015. Components of our cost of sales and operating costs are described in further detail under — “Results of Operations” below.
We made positive strides towards achieving our strategic goals during fiscal year 2015 and during the first half of fiscal year 2016. We continue to pursue strategies to support our positive sales growth and improve gross profit while reducing operating costs as percent of sales:

•
We expect to continue positive e-commerce growth by providing unique catalog content and providing better content on our websites with the goal of improving our ranking on the search results. In addition, we intend to improve mobile enabled websites to take advantage of shifting consumer behaviors. We expect revenue trends to remain positive for the remainder of 2016.

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

•
We are the consumer advocate for auto repair through AutoMD.com. We will continue to devote resources to AutoMD.com, its system development and the expansion of its repair shop network, drawing upon the proceeds from the sale of AutoMD common stock. We believe this resource allocation will help improve our brand recognition and contribute to our long-term revenue growth.

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
Summarized segment information for our continuing operations from the two reportable segments for the periods presented is as follows (in thousands):

	Thirteen Weeks Ended
	July 2, 2016			July 4, 2015
	Base USAP	AMD	Consolidated	Base USAP	AMD	Consolidated

Net sales	$77,999	$56	$78,055	$76,411	$51	$76,462
Cost of sales	54,298	3	54,301	55,594	—	55,594
Gross profit	23,701	53	23,754	20,817	51	20,868
Operating expenses:
Marketing	10,424	622	11,046	10,472	676	11,148
General and administrative	4,540	86	4,626	4,441	43	4,484
Fulfillment	5,658	—	5,658	4,978	—	4,978
Technology	1,397	41	1,438	1,237	13	1,250
Amortization of intangible assets	113	8	121	107	8	115
Total operating expenses	22,132	757	22,889	21,235	740	21,975
Income (loss) from operations	1,569	(704)	865	(418)	(689)	(1,107)
Other income (expense):
Other income, net	11	—	11	10	—	10
Interest expense	(251)	—	(251)	(272)	—	(272)
Total other expense	(240)	—	(240)	(262)	—	(262)
Income (loss) before income taxes	1,329	(704)	625	(680)	(689)	(1,369)
Income tax (benefit) provision	113	(169)	(56)	(69)	(278)	(347)
Net income (loss)	$1,216	$(535)	$681	$(611)	$(411)	$(1,022)

Net income (loss)	$1,216	$(535)	$681	$(611)	$(411)	$(1,022)
Depreciation & amortization	1,556	297	1,853	1,484	338	1,822
Amortization of intangible assets	113	8	121	107	8	115
Interest expense, net	242	—	242	272	—	272
Taxes	113	(169)	(56)	(69)	(278)	(347)
EBITDA	$3,240	$(399)	$2,841	$1,183	$(343)	$840
Stock comp expense	$785	$82	$867	$574	$22	$596
Adjusted EBITDA	$4,025	$(317)	$3,708	$1,757	$(321)	$1,436

Capital expenditures	1,350	261	1,611	1,373	308	1,681
Total assets, net of accumulated depreciation	71,944	4,274	76,218	70,918	7,197	78,115

	Twenty-Six Weeks Ended
	July 2, 2016			July 4, 2015
	Base USAP	AMD	Consolidated	Base USAP	AMD	Consolidated

Net sales	$158,745	$116	$158,861	$152,736	$114	$152,850
Cost of sales	110,512	3	110,515	110,504	—	110,504
Gross profit	48,233	113	48,346	42,232	114	42,346
Operating expenses:
Marketing	21,218	1,318	22,536	20,662	1,338	22,000
General and administrative	8,973	138	9,111	8,564	101	8,665
Fulfillment	11,696	—	11,696	10,038	—	10,038
Technology	2,641	74	2,715	2,477	61	2,538
Amortization of intangible assets	225	16	241	214	16	230
Total operating expenses	44,753	1,546	46,299	41,955	1,516	43,471
Income (loss) from operations	3,480	(1,433)	2,047	277	(1,402)	(1,125)
Other income (expense):
Other income (expense), net	17	—	17	33	—	33
Interest expense	(598)	—	(598)	(645)	—	(645)
Total other expense	(581)	—	(581)	(612)	—	(612)
Loss before income taxes	2,899	(1,433)	1,466	(335)	(1,402)	(1,737)
Income tax provision (benefit)	146	(351)	(205)	89	(488)	(399)
Net income (loss)	$2,753	$(1,082)	$1,671	$(424)	$(914)	$(1,338)

Net income (loss)	$2,753	$(1,082)	$1,671	$(424)	$(914)	$(1,338)
Depreciation & amortization	3,100	604	3,704	3,033	723	3,756
Amortization of intangible assets	225	16	241	214	16	230
Interest expense, net	588	—	588	645	—	645
Taxes	146	(351)	(205)	89	(488)	(399)
EBITDA	$6,812	$(813)	$5,999	$3,557	$(663)	$2,894
Stock comp expense	$1,557	$111	$1,668	$1,051	$55	$1,106
Adjusted EBITDA	$8,369	$(702)	$7,667	$4,608	$(608)	$4,000

Capital expenditures	2,355	532	2,887	3,338	494	3,832
Total assets, net of accumulated depreciation	71,944	4,274	76,218	70,918	7,197	78,115

Results of Operations
The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.6	72.7	69.6	72.3
Gross profit	30.4	27.3	30.4	27.7
Operating expenses:
Marketing	14.2	14.5	14.2	14.4
General and administrative	5.9	5.9	5.7	5.7
Fulfillment	7.2	6.5	7.4	6.5
Technology	1.8	1.6	1.7	1.7
Amortization of intangible assets	0.2	0.2	0.2	0.1
Total operating expenses	29.3	28.7	29.2	28.4
Income from operations	1.1	(1.4)	1.2	(0.7)
Other income (expense):
Other income, net	—	—	—	—
Interest expense	(0.3)	(0.4)	(0.4)	(0.4)
Total other expense, net	(0.3)	(0.4)	(0.4)	(0.4)
Income (loss) before income taxes	0.8	(1.8)	0.8	(1.1)
Income tax provision (benefit)	(0.1)	(0.5)	(0.1)	(0.3)
Net income (loss) including noncontrolling interests	0.9%	(1.3)%	0.9%	(0.8)%
Thirteen and twenty-six weeks Ended July 2, 2016 Compared to the Thirteen and twenty-six weeks Ended July 4, 2015
Net Sales and Gross Margin

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	(in thousands)
Net sales	$78,055	$76,462	$158,861	$152,850
Cost of sales	54,301	55,594	110,515	110,504
Gross profit	$23,754	$20,868	$48,346	$42,346
Gross margin	30.4%	27.3%	30.4%	27.7%
Net sales increased $1,593, or 2.1%, for the second quarter of 2016 compared to the second quarter of 2015. Our net sales consisted of online sales, representing 91.5% of the total for the second quarter of 2016 (compared to 90.8% in the second quarter of 2015), and offline sales, representing 8.5% of the total for the second quarter of 2016 (compared to 9.2% in the second quarter of 2015). The net sales increase was driven by an increase of $1,946, or 2.8%, in online sales. Online sales increased primarily due to an increase in total online orders of 7.5%, which resulted from an increase in unique visitors of 3.4%. In the second quarter of 2016, our offline sales, which consist of our Kool-Vue™ and wholesale operations, decreased by $360, or 5.1%, compared to the second quarter of 2015, primarily due to a decline in wholesale operations, partially offset by increased Kool-VueTM sales.

Net sales increased $6,011, or 3.9%, for the twenty-six weeks ended July 2, 2016 ("YTD Q2 2016") compared to the twenty-six weeks ended July 4, 2015 ("YTD Q2 2015"). Our net sales consisted of online sales, representing 91.1% of the total net sales for YTD Q2 2016 (compared to 90.6% for YTD Q2 2015), and offline sales, representing 8.9% of the total for YTD Q2 2016 (compared to 9.4% for YTD Q2 2015). The net sales increase was driven by an increase of $6,186, or 4.5%, in online sales. Online sales increased primarily due to an increase in both conversion and traffic, partially offset by a decrease in revenue capture. During YTD Q2 2016 our offline sales, which consist of our Kool-Vue™ and wholesale operations, decreased by $182, or 1.3%, compared to YTD Q2 2015, primarily due to a decline in wholesale operations, partially offset by increased Kool-VueTM sales.
Gross profit increased $2,886 or 13.8%, compared to the second quarter of 2015 and increased $6,000 or 14.2%, compared to YTD Q2 2015. Gross margin rate increased 3.1% to 30.4% in the second quarter of 2016 compared to 27.3% in the second quarter of 2015, and increased 2.7% to 30.4% in YTD Q2 2016 compared to 27.7% in YTD Q2 2015. Gross margin rate increased for both the second quarter and YTD Q2 2016 primarily due to a favorable mix shift of private label sales compared to last year as well as strategic pricing initiatives, freight efficiencies and lower shipping supply costs.
Marketing Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	(in thousands)
Marketing expense	$11,046	$11,148	$22,536	$22,000
Percent of net sales	14.2%	14.5%	14.2%	14.4%
Total marketing expense decreased $102, or 0.9%, for the second quarter of 2016 compared to the second quarter of 2015. Online advertising expense, which includes catalog costs, was $5,768, or 8.1%, of online sales compared to $5,330, or 7.7%, of online sales for the prior year period. Online advertising expense increased in the second quarter of 2016 primarily due to our non-catalog online adverting expenses, which includes listing and placement fees paid to commercial and search engine websites, of $5,478, or 7.0%, of net sales compared to $4,881, or 6.4% of net sales in the second quarter of 2015. This increase relates primarily to the greater mix of paid traffic compared to organic traffic. Marketing expense, excluding online advertising, was $5,273, or 6.8%, of net sales compared to $5,816, or 7.6%, of net sales for the same period last year. The decrease was primarily due to a decrease in depreciation and amortization of $267. As a percent of net sales, total marketing expense during the second quarter of 2016 decreased compared to the second quarter of 2015.
Total marketing expense increased $536, or 2.4%, for YTD Q2 2016 compared to YTD Q2 2015. Online advertising expense, which includes catalog costs, was $11,770, or 8.1%, of online sales compared to $10,307, or 7.4%, of online sales for the prior year period. Online advertising expense increased in YTD Q2 2016 primarily due to our non-catalog online adverting expenses, which includes listing and placement fees paid to search engine websites, of $11,204, or 7.1%, of net sales compared to $9,454, or 6.2% of net sales in YTD Q2 2015. This increase relates primarily to the greater mix of paid traffic compared to organic traffic. Marketing expense, excluding online advertising, was $10,761, or 6.8%, of net sales compared to $11,692, or 7.6%, of net sales for the same period last year. The decrease was primarily due to a decrease in depreciation and amortization of $693. As a percent of net sales, total marketing expense during YTD Q2 2016 decreased slightly compared to YTD Q2 2015.

General and Administrative Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	(in thousands)
General and administrative expense	$4,626	$4,484	$9,111	$8,665
Percent of net sales	5.9%	5.9%	5.7%	5.7%
General and administrative expense increased $142, or 3.2%, for the second quarter of 2016 and increased $446, or 5.1%, for YTD Q2 2016 compared to the same periods in 2015, but remained consistent as a percentage of net sales compared to the prior periods.

Fulfillment Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	(in thousands)
Fulfillment expense	$5,658	$4,978	$11,696	$10,038
Percent of net sales	7.2%	6.5%	7.4%	6.5%
Fulfillment expense increased $680, or 13.7%, and $1,658, or 16.5%, for the second quarter of 2016 and YTD Q2 2016, respectively, compared to the same periods in 2015 primarily due to increased fixed and variable wages, as well as increased depreciation and amortization.
Technology Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	(in thousands)
Technology expense	$1,438	$1,250	$2,715	$2,538
Percent of net sales	1.8%	1.6%	1.7%	1.7%
Technology expense increased $188, or 15.0%, and $177, or 7.0%, for the second quarter of 2016 and YTD Q2 2016, respectively, compared to the same periods in 2015, primarily due to increased fixed and variable wages, as well as increased overhead.
Total Other Expense, Net

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	(in thousands)
Other expense, net	$(240)	$(262)	$(581)	$(612)
Percent of net sales	(0.3)%	(0.4)%	(0.4)%	(0.4)%
Total other expense, net decreased $22, or 8.4%, and $31, or (5.1)%, for the second quarter of 2016 and YTD Q2 2016, respectively, compared to the same periods in 2015. The decrease was primarily due to lower loan interest costs due to a lower revolver balance.
Income Tax Provision

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	(in thousands)
Income tax (benefit) provision	$(56)	$(347)	$(205)	$(399)
Percent of net sales	(0.1)%	(0.5)%	(0.1)%	(0.3)%
For the thirteen and twenty-six weeks ended July 2, 2016, the effective tax rate for the Company was 9.0% and 14.0%, respectively. The Company’s effective tax rate for the thirteen and twenty-six weeks ended July 2, 2016 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses which was partially offset by the tax benefit resulting from the reduction of excess book basis in the Company’s investment in AutoMD over its tax basis related to the sale of seven million shares of AutoMD stock in October 2014 (Refer to “Note 9 - AutoMD” of our Notes to Consolidated Financial Statements for additional details). At July 2, 2016, the Company had a deferred tax liability related to this basis difference of $690. For the thirteen and twenty-six weeks ended July 4, 2015, the effective tax rate for the Company was 25.3% and 23.0%, respectively. The Company’s effective tax rate for the thirteen and twenty-six weeks ended July 4, 2015 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses that was offset by the tax benefit resulting from the reduction of excess book basis in the Company’s investment in AutoMD over its tax basis.

Foreign Currency
The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations. See additional information in “Foreign Currency Risk” below in Item 3.

Liquidity and Capital Resources
Sources of Liquidity
During the twenty-six weeks ended July 2, 2016 and July 4, 2015, we primarily funded our Base USAP operations with cash and cash equivalents generated from operations as well as through borrowing under our credit facility, and primarily funded our AutoMD operating segment using the cash investment from third-party investors. We had cash and cash equivalents of $4,913 as of July 2, 2016, representing a $624 decrease from $5,537 of cash as of January 2, 2016. The cash decrease was primarily due to the use of the AutoMD cash investment, of which funds are restricted for general operating purposes of AutoMD.

As of July 2, 2016, the Company had $4,913 of cash and cash equivalents, including $2,840 that was restricted to be used only for general operating purposes of AutoMD unless otherwise approved by AutoMD’s Board of Directors. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our credit facility will be sufficient to finance both our Base USAP and AutoMD operating segments through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).
As of July 2, 2016, our credit facility provided for a revolving commitment of up to $30,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment (see “Debt and Available Borrowing Resources” below).
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
On October 8, 2014, AutoMD entered into a common stock purchase agreement to sell seven million shares of AutoMD common stock at a purchase price of $1.00 per share to third party investors reducing the Company’s ownership interest in AutoMD to 64.1%. The proceeds from the sale of AutoMD common stock will be used to fund the operating activities of AutoMD. Pursuant to the terms of the Purchase Agreement, the Company may be required to purchase 2.0 million shares of AutoMD common stock at a purchase price of $1.00 per share, with such purchase to be triggered only if as of October 8, 2016, AutoMD does not meet a required minimum number of approved auto repair shops permitted to submit a quotation on AutoMD’s website ("Registered Repair Shops"), or separately if at any time during the two years following the closing date AutoMD fails to meet specified minimum cash balances and minimum numbers of Registered Repair Shops. AutoMD is commencing with charging repair shops a subscription fee during the third quarter, and as a result, we expect the number of repair shops to decline below 5,000 as of October 8, 2016. As such, we would be required to purchase 2.0 million shares of AutoMD common stock at a purchase price of $1.00 per share under the terms of the purchase agreement entered into with AutoMD and third party investors. The Purchase Agreement also limits the use of the $7,000 in proceeds from the sale of AutoMD common stock to only general operating purposes of AutoMD. The Company cannot use or borrow any of the proceeds without the approval of AutoMD's Board of Directors.
Working Capital
As of July 2, 2016 and January 2, 2016, our working capital was $17,167 and $13,605, respectively. Our revolving loan does not require principal payments, however it is classified as current due to certain U.S. GAAP requirements (see “Debt and Available Borrowing Resources” below for further details). The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows
The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the twenty-six weeks ended July 2, 2016 and July 4, 2015 (in thousands):

	Twenty-Six Weeks Ended
	July 2, 2016	July 4, 2015
Net cash provided by operating activities	$15,006	$6,486
Net cash used in investing activities	(3,012)	(3,844)
Net cash used in financing activities	(12,605)	(3,665)
Effect of exchange rate changes on cash	(13)	(22)
Net change in cash and cash equivalents	$(624)	$(1,045)
Operating Activities
Cash provided by operating activities is primarily comprised of net income (loss), adjusted for non-cash activities such as depreciation and amortization expense, amortization of intangible assets and share-based compensation expense. These non-cash adjustments represent charges reflected in net income and, therefore, to the extent that non-cash items increase or decrease our operating results, there will be no corresponding impact on our cash flows. Net income adjusted for non-cash adjustments to operating activities was $7,072 for the twenty-six weeks ended July 2, 2016 (adjusted for non-cash charges primarily related to depreciation and amortization expense of $3,704 and share-based compensation expense of $1,668), compared to net loss adjusted for non-cash adjustments to operating activities of $3,330 for the twenty-six weeks ended July 4, 2015 (adjusted for non-cash charges primarily consisting of depreciation and amortization expense of $3,756 and shared based compensation of $1,106). After excluding the effects of the non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities.

•
Accounts receivable decreased to $2,971 at July 2, 2016 from $3,236 at January 2, 2016, resulting in a decrease in operating assets and reflecting a cash inflow of $265 for the twenty-six weeks ended July 2, 2016. Accounts receivable decreased primarily due to a decrease in sales at the end of the quarter. For the twenty-six weeks ended July 4, 2015, cash inflow related to the change in accounts receivable was $686.

•
Inventory decreased to $44,421 at July 2, 2016 from $51,216 at January 2, 2016, resulting in a decrease in operating assets and reflecting a cash inflow of $6,795 for the twenty-six weeks ended July 2, 2016. For the twenty-six weeks ended July 4, 2015, cash inflow related to the change in inventory was $3,142.

•
Accounts payable and accrued expenses increased to $33,997 at July 2, 2016 compared to $32,790 at January 2, 2016, resulting in an increase in operating liabilities and reflecting a cash inflow of $1,308 for the twenty-six weeks ended July 2, 2016. Accounts payable and accrued expenses increased primarily due to the increase in accounts payable of $1,022. Accounts payable and accrued expenses fluctuates from period-to-period due to the amount of our revenues and the related purchases and the timing of our payments. For the twenty-six weeks ended July 4, 2015, cash outflow related to the change in accounts payable and accrued expenses was $1,258.

Investing Activities
For the twenty-six weeks ended July 2, 2016 and July 4, 2015, net cash used in investing activities was primarily the result of increases in property and equipment ($2,887 and $3,832, respectively), which are mainly related to capitalized website and software development costs.
Financing Activities
For the twenty-six weeks ended July 2, 2016, net cash used in financing activities was primarily due to net payments made on our revolving loan payable of $11,759. For the twenty-six weeks ended July 4, 2015, net cash used in financing activities was primarily due to net payments made on outstanding debt, totaling $3,036.
Debt and Available Borrowing Resources
Total debt was $10,586 as of July 2, 2016 (comprised of capital lease payable), compared to $22,448 (comprised of capital lease payable and revolving loan payable) as of January 2, 2016. The decrease was primarily due to a reduction in the amount outstanding under our line of credit from January 2, 2016 to July 2, 2016.
The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. The Credit Facility matures on April 26, 2017. At July 2, 2016, our outstanding revolving loan balance was $0. The customary events of default under the Credit Facility (discussed below) include certain subjective acceleration clauses. Management has determined the likelihood of an acceleration is more than remote, considering the recurring losses experienced by the Company. As a result, any outstanding borrowings under the Credit Facility would be classified as a current liability.
On May 6, 2016, the Company and JPMorgan Chase Bank, N.A. (“JPMorgan”) entered into an amendment to the Credit Agreement pursuant to which a letter of credit can be issued if after giving effect to such issuance the letter of credit exposure shall not exceed $15,000, which was increased from the previously agreed upon $6,000. As of July 2, 2016, our outstanding letters of credit balance was $5,283 which we used in the ordinary course of business to satisfy certain vendor obligations. We expect our outstanding letters of credit balance to increase during the third quarter.
Loans drawn under the Credit Agreement bear interest, at the Company’s option, at a per annum rate equal to either (a) one month LIBOR plus an applicable margin of 1.50%, or (b) an “alternate prime base rate” subject to an increase or reduction by up to 0.25% based on the Company's fixed charge coverage ratio. At July 2, 2016, the Company’s LIBOR based interest rate was 2.00% (on $0 principal) and the Company’s prime based rate was 3.50% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Agreement bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for five business days (on a cumulative basis), and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with the trigger subject to adjustment based on the Company's revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $2,400 the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0.

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
Contractual Obligations
The following table sets forth our contractual cash obligations and commercial commitments as of July 2, 2016:

	Payment Due By Period (in thousands)
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$5,949	$833	$3,324	$1,792	$—
Capital lease obligations (2)	18,613	639	2,630	2,434	12,910

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
There were no significant changes to our critical accounting policies during the twenty-six weeks ended July 2, 2016. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations (for further detail refer to our Annual Report on Form 10-K that we filed with the SEC on March 11, 2016):

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial commodity market prices and rates. We are exposed to market risk primarily in the area of changes in U.S. interest rates and conditions in the credit markets. We also have some exposure related to foreign currency fluctuations. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We do not have any derivative financial instruments as of July 2, 2016. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities and mutual funds that hold debt securities.
Interest Rate Risk. Our investment securities generally consist of mutual funds. As of July 2, 2016, our investments were comprised of $77 of investments in mutual funds that primarily hold debt securities.
As of July 2, 2016, we had a balance of $0 outstanding under a revolving loan under our credit facility. The interest rate on this loan is computed based on a LIBOR and Prime loan rate, adjusted by features specified in our loan agreement. At our debt level as of July 2, 2016, a 100 basis point increase in interest rates would not materially affect our earnings and cash flows. If, however, we are unable to meet the covenants in our loan agreement, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate. There can be no assurance that any renegotiated terms of credit would not materially impact our earnings. At July 2, 2016, our LIBOR based interest rate was 2.00% per annum (on $0 principal) and our Prime based rate was 3.50% per annum (on $0 principal). Refer to additional discussion in Item 2, under the caption “Liquidity and Capital Resources – Debt and Available Borrowing Resources” and in “Note 3 – Borrowings” of the Notes to Consolidated Financial Statements (Unaudited), included in Part I, Item 1 of this report.
Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. dollar weakens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. dollar strengthens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos, and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, a fluctuation of 10% in the Peso/U.S. dollar exchange rate would have approximately a $530 impact on our Philippine operating expenses for the twenty-six weeks ended July 2, 2016. During fiscal year 2014, we hedged a portion of our forecasted foreign currency exposure associated with operating expenses incurred in the Philippines. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. As of January 2, 2016 and July 2, 2016, we had no hedges in place. We are evaluating our options on how to manage this risk and considering various methods to mitigate such risk. Our Canadian website sales are denominated in Canadian dollars; however, fluctuations in exchange rates from these operations are only expected to have a nominal impact on our operating results due to the relatively small number of sales generated in Canada. We believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.
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
Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. Search engines, shopping comparison sites and other online sources have in the past, and will continue to revise their algorithms from time to time in an attempt to optimize their search results. For example, search engines, like Google, revise their algorithms regularly in an attempt to optimize their search results. During the past few years, we have been negatively impacted by the changes in methodology for how Google displayed or selected our different websites for customer search results, which has reduced our unique visitor count and adversely affected our financial results. While we continue to address these ongoing challenges, during the second quarter of 2016 our unique visitor count increased by 1.0 million, or 3.4%, to 30.2 million unique visitors compared to 29.2 million unique visitors in the second quarter of 2015 primarily due to an increase in paid traffic, partially offset by lower organic traffic. While we have been able to partially offset the decrease in our organic traffic through increases in paid search traffic, there is no guarantee we will be able to continue to increase our paid traffic at the same levels in the future. In addition, if other search engines, shopping comparison sites or similar online sources on which we rely for website traffic were to modify their general methodology for how they display or select our websites in a manner similar to the changes made by Google, or if Google continues to make changes to its search results ranking algorithms that cause those algorithms to interact with our platform in a manner that continues to reduce our unique visitors count, even fewer consumers may click through to our websites, and our financial results could be further adversely affected.
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
* During the second quarter, we recorded net income, but our previous net losses may continue for the remainder of fiscal year 2016.
During second quarter of fiscal 2016 we recorded net income of $934, compared to a net loss of $775 for the second quarter of fiscal 2015. While we achieved net income of $934 during the second quarter of fiscal 2016, our net losses may continue for the remainder of fiscal year 2016, although at a lower level than in 2015. If our net losses continue, they could severely impact our liquidity, as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. In such cases, there can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If the net losses we have experienced continue for longer than we expect because our strategies to return to positive sales growth and profitability are not successful, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.
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
Our top ten suppliers represented approximately 43% of our total product purchases during the twenty-six weeks ended July 2, 2016. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.
For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For the twenty-six weeks ended July 2, 2016, our product purchases from three drop-ship suppliers represented approximately 10% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.
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

* AutoMD is an early stage company in an emerging market with an unproven business model, which makes it difficult to evaluate its current business and future prospects and may increase the risk of any investment by the Company into AutoMD.

On October 8, 2014, AutoMD entered into a Common Stock Purchase Agreement ("Purchase Agreement") to sell an aggregate of 7.0 million shares of AutoMD common stock at a purchase price of $1.00 per share to third-party investors and investors that are affiliated with two of our board members.  Pursuant to the terms of the Purchase Agreement, the Company may be required to purchase 2.0 million shares of AutoMD common stock at a purchase price of $1.00 per share, with such purchase to be triggered only if as of October 8, 2016, AutoMD does not meet a required minimum number of approved auto repair shops permitted to submit a quotation on AutoMD’s website ("Registered Repair Shops"), or separately if at any time during the two years following the closing date AutoMD fails to meet specified minimum cash balances and minimum numbers of Registered Repair Shops.   AutoMD is currently in the process of commencing with charging a subscription fee to Registered Repair Shops, and as a result, we expect the number of Registered Repair Shops to decline below 5,000 as of October 8, 2016. As such, the Company would be contractually obligated to purchase 2.0 million shares of AutoMD common stock at a purchase price of $1.00 per share.  Any such investment would be subject to a number of risks and difficulties AutoMD may encounter as an early stage company in a new and rapidly evolving online industry. These risks and difficulties include but are not limited to the following:

•	a new and unproven business model;

•	adapting technology to new market opportunities and challenges;

•	a limited number of product offerings and risks associated with developing and selling new product offerings;

•	attracting and converting customers, many of whom may not understand the value of AutoMD’s products and services; and

•	effectively managing any growth in the sales force, personnel and operations of AutoMD.

AutoMD’s failure to successfully address these challenges or others could significantly harm AutoMD’s business, financial condition, results of operations and liquidity and could adversely impact the value of any investment by the Company into AutoMD.
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
Since the completion of our initial public offering in February 2007 through July 2, 2016, the trading price of our common stock has been volatile, ranging from a high of $12.61 per share to a low per share of $0.91. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.
Our common stock may be delisted from the NASDAQ Global Market if we are unable to maintain compliance with Nasdaq’s continued listing standards.
NASDAQ imposes, among other requirements, continued listing standards including minimum bid and public float requirements. The price of our common stock must trade at or above $1.00 to comply with NASDAQ's minimum bid requirement for continued listing on the NASDAQ. If our stock trades at bid prices of less than $1.00 for a period in excess of 30 consecutive business days, the NASDAQ could send a deficiency notice to us for not remaining in compliance with the minimum bid listing standards. During the second quarter of fiscal year 2016 our common stock never traded below $1.00. However, if the closing bid price of our common stock fails to meet NASDAQ's minimum closing bid price requirement, or if we otherwise fail to meet any other applicable requirements of the NASDAQ and we are unable to regain compliance, NASDAQ may make a determination to delist our common stock.
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
As of July 2, 2016, our executive officers and directors and certain related parties and entities that are affiliated with them beneficially own approximately 40.5% of our outstanding shares of stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to significantly influence our management and affairs and control matters requiring stockholder approval including the election of our entire Board of Directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.
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
While management has concluded that our internal controls over financial reporting were effective as of July 2, 2016, we have in the past, and could in the future, have a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.
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
We sell aftermarket auto parts consisting of collision and engine parts used for repair and maintenance, performance parts used to enhance performance or improve aesthetics and accessories that increase functionality or enhance a vehicle’s features. Demand for our products has been and may continue to be adversely affected by general economic conditions. In declining economies, consumers often defer regular vehicle maintenance and may forego purchases of nonessential performance and accessories products, which can result in a decrease in demand for auto parts in general. Consumers also defer purchases of new vehicles, which immediately impacts performance parts and accessories, which are generally purchased in the first six months of a vehicle’s lifespan. In addition, during economic downturns some competitors may become more aggressive in their pricing practices, which would adversely impact our gross margin and could cause large fluctuations in our stock price. Certain suppliers may exit the industry which may impact our ability to procure parts and may adversely impact gross margin as the remaining suppliers increase prices to take advantage of limited competition.
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

Date:	August 8, 2016	U.S. AUTO PARTS NETWORK, INC.

		By:	/s/ Shane Evangelist
Shane Evangelist
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Neil T. Watanabe
Neil T. Watanabe
Chief Financial Officer
(Principal Financial Accounting Officer)