Form 10-Q
period 2016-10-01
U.S. Auto Parts Network, Inc.
filed 2016-11-01
CIK 1378950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of October 28, 2016, the registrant had 34,977,717 shares of common stock outstanding, $0.001 par value.

U.S. AUTO PARTS NETWORK, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THIRTEEN WEEKS ENDED OCTOBER 1, 2016

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

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements
U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, In Thousands, Except Par Value and Per Share Liquidation Value)

	October 1, 2016	January 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$7,505	$5,537
Short-term investments	32	65
Accounts receivable, net of allowances of $90 and $17 at October 1, 2016 and January 2, 2016, respectively	2,991	3,236
Inventory	49,471	51,216
Other current assets	3,291	2,475
Total current assets	63,290	62,529
Property and equipment, net	18,005	18,431
Intangible assets, net	1,115	1,476
Other non-current assets	1,056	1,320
Total assets	$83,466	$83,756
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,130	$25,523
Accrued expenses	7,663	7,267
Revolving loan payable	—	11,759
Current portion of capital leases payable	534	521
Other current liabilities	4,146	3,854
Total current liabilities	45,473	48,924
Capital leases payable, net of current portion	9,915	10,168
Deferred income taxes	650	944
Other non-current liabilities	1,710	1,577
Total liabilities	57,748	61,613
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; $1.45 per share liquidation value or aggregate of $6,017; 4,150 shares authorized; 4,150 shares issued and outstanding at October 1, 2016 and January 2, 2016	4	4
Common stock, $0.001 par value; 100,000 shares authorized; 34,977 and 34,137 shares issued and outstanding at October 1, 2016 and January 2, 2016	35	34
Additional paid-in capital	179,300	176,873
Accumulated other comprehensive income	456	440
Accumulated deficit	(155,107)	(157,011)
Total stockholders’ equity	24,688	20,340
Noncontrolling interest	1,030	1,803
Total equity	25,718	22,143
Total liabilities and stockholders’ equity	$83,466	$83,756
See accompanying notes to consolidated financial statements (unaudited).

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net sales	$73,515	$70,648	$232,376	$223,498
Cost of sales (1)	51,101	49,606	161,616	160,110
Gross profit	22,414	21,042	70,760	63,388
Operating expenses:
Marketing	10,788	10,684	33,324	32,684
General and administrative	4,434	4,292	13,545	12,957
Fulfillment	5,596	4,881	17,292	14,919
Technology	1,560	1,292	4,275	3,830
Amortization of intangible assets	120	115	361	345
Total operating expenses	22,498	21,264	68,797	64,735
(Loss) income from operations	(84)	(222)	1,963	(1,347)
Other income (expense):
Other income, net	8	8	25	41
Interest expense	(291)	(277)	(889)	(922)
Total other expense, net	(283)	(269)	(864)	(881)
(Loss) income before income taxes	(367)	(491)	1,099	(2,228)
Income tax benefit	(7)	(203)	(212)	(602)
Net (loss) income including noncontrolling interests	(360)	(288)	1,311	(1,626)
Net loss attributable to noncontrolling interests	(258)	(296)	(773)	(799)
Net (loss) income attributable to U.S. Auto Parts	(102)	8	2,084	(827)
Other comprehensive loss attributable to U.S. Auto Parts:
Foreign currency translation adjustments	(16)	(28)	(29)	(50)
Total other comprehensive loss attributable to U.S. Auto Parts	(16)	(28)	(29)	(50)
Comprehensive (loss) income attributable to U.S. Auto Parts	$(118)	$(20)	$2,055	$(877)
Net income (loss) attributable to U.S. Auto Parts per share:
Basic net income (loss) per share	$0.00	$0.00	$0.05	$(0.03)
Diluted net income (loss) per share	$0.00	$0.00	$0.05	$(0.03)
Weighted average common shares outstanding:
Shares used in computation of basic net income (loss) per share	34,932	34,018	34,728	33,900
Shares used in computation of diluted net income (loss) per share	34,932	34,018	39,923	33,900

(1)	Excludes depreciation and amortization expense which is included in marketing, general and administrative and fulfillment expense.
See accompanying notes to consolidated financial statements (unaudited).

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In Thousands)

	Thirty-Nine Weeks Ended
	October 1, 2016	October 3, 2015
Operating activities
Net income (loss) including noncontrolling interests	$1,311	$(1,626)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	5,601	5,618
Amortization of intangible assets	361	345
Deferred income taxes	(299)	(674)
Share-based compensation expense	2,475	1,726
Stock awards issued for non-employee director service	6	2
Amortization of deferred financing costs	61	61
Gain from disposition of assets	—	(13)
Changes in operating assets and liabilities:
Accounts receivable	245	261
Inventory	1,745	2,177
Other current assets	(751)	(706)
Other non-current assets	168	93
Accounts payable and accrued expenses	7,825	(460)
Other current liabilities	291	649
Other non-current liabilities	257	(105)
Net cash provided by operating activities	19,296	7,348
Investing activities
Additions to property and equipment	(4,570)	(5,800)
Proceeds from sale of property and equipment	—	13
Cash paid for intangible assets	(125)	(25)
Net cash used in investing activities	(4,695)	(5,812)
Financing activities
Borrowings from revolving loan payable	11,976	8,970
Payments made on revolving loan payable	(23,735)	(11,700)
Proceeds from stock options	734	102
Payments on capital leases	(449)	(297)
Statutory tax withholding payment for share-based compensation	(969)	(438)
Payment of liabilities related to financing activities	(100)	(100)
Preferred stock dividends paid	(61)	—
Net cash used in financing activities	(12,604)	(3,463)
Effect of exchange rate changes on cash	(29)	(50)
Net change in cash and cash equivalents	1,968	(1,977)
Cash and cash equivalents, beginning of period	5,537	7,653
Cash and cash equivalents, end of period	$7,505	$5,676
Supplemental disclosure of non-cash investing and financing activities:
Accrued asset purchases	$1,050	$902
Property acquired under capital lease	211	1,588
Unrealized (loss) gain on investments	(2)	(2)
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$69	$84
Cash paid during the period for interest	825	886
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
Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of October 1, 2016 and the consolidated results of operations and cash flows for the thirteen and thirty-nine weeks ended October 1, 2016 and October 3, 2015. The Company’s results for the interim periods are not necessarily indicative of the results that may be expected for any other interim period, or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 2, 2016, which was filed with the SEC on March 11, 2016 and all our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2015 fiscal year, and throughout the date of this report.
During the thirteen and thirty-nine weeks ended October 1, 2016, the Company had a net loss of $102 and net income of $2,084, respectively, compared to net income of $8 and a net loss of $827 during the thirteen and thirty-nine weeks ended October 3, 2015, respectively. Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months.

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
Note 2 –Intangible Assets, Net
Intangible assets consisted of the following at October 1, 2016 and January 2, 2016 (in thousands):

		October 1, 2016			January 2, 2016
	Useful Life	Gross Carrying Amount	Accumulated Amort. and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amort. and Impairment	Net Carrying Amount
Intangible assets subject to amortization:
Product design intellectual property	4 years	$2,750	$(2,556)	$194	$2,750	$(2,361)	$389
Patent license agreements	3 - 5 years	562	(312)	$250	562	(219)	$343
Domain and trade names	10 years	1,407	(736)	$671	1,407	(663)	$744
Total		$4,719	$(3,604)	$1,115	$4,719	$(3,243)	$1,476

Intangible assets subject to amortization are amortized on a straight-line basis. Amortization expense relating to intangible assets for the thirteen weeks ended October 1, 2016 and October 3, 2015 was $120 and $115, respectively. Amortization expense relating to intangible assets for the thirty-nine weeks ended October 1, 2016 and October 3, 2015 was $361 and $345, respectively.
The following table summarizes the future estimated annual amortization expense for these assets:

2016	$121
2017	344
2018	185
2019	100
2020	100
Thereafter	265
Total	$1,115
Note 3 – Borrowings
The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory, and property and equipment. The Credit Facility matures on April 26, 2017. At October 1, 2016, our outstanding revolving loan balance was $0.

On May 6, 2016, the Company and JPMorgan Chase Bank, N.A. (“JPMorgan”) entered into a Ninth Amendment to
Credit Agreement and Second Amendment to Pledge and Security Agreement (the “Amendment”), which amended the Credit
Agreement previously entered into by the Company, certain of its domestic subsidiaries and JPMorgan on April 26, 2012 (as amended, the “Credit Agreement”) and the Pledge and Security Agreement previously entered into by the Company, certain of its domestic subsidiaries and JPMorgan on April 26, 2012. Pursuant to the Amendment, letters of credit can be issued if after giving effect to such issuance, the letters of credit exposure shall not exceed $15,000, which was an increase from the previously agreed upon $6,000. As of October 1, 2016, our outstanding letters of credit balance was $9,283.
Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.25%, or (b) a “base rate” subject to an increase or reduction by up to 0.25% per annum based on the Company's fixed charge coverage ratio. At October 1, 2016, the Company’s LIBOR based interest rate was 1.81% (on $0 principal) and the Company’s prime based rate was 3.25% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for five business days (on a cumulative basis) and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with such trigger subject to adjustment based on the Company's revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $2,400, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 (with the trigger subject to adjustment based on the Company's revolving commitment).
The Company's excess availability was $13,871 at October 1, 2016. As of the date hereof, the cash dominion period has not been in effect; accordingly, no principal payments are due.

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
The following table summarizes the Company’s stock option activity under the AutoMD 2014 Equity Incentive Plan (the "AMD Plan") for the thirty-nine weeks ended October 1, 2016, and details regarding the options outstanding and exercisable at October 1, 2016:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, January 2, 2016	1,430	$1.00
Granted	10	$1.00
Exercised	—	—
Expired	—	—
Forfeited	(35)	$1.00
Options outstanding, October 1, 2016	1,405	$1.00	8.45	$—
Vested and expected to vest at October 1, 2016	1,044	$1.00	8.44	$—
Options exercisable, October 1, 2016	463	$1.00	8.34	$—
At October 1, 2016, 545 shares were available for future grants under the AMD Plan.
The weighted-average fair value of options granted and outstanding as of October 1, 2016 and October 3, 2015 was $0.55 and $0.54, respectively. The intrinsic value of stock options at the date of exercise is the difference between the fair value of the stock at the date of the balance sheet and the exercise price. During the thirty-nine weeks ended October 1, 2016 and October 3, 2015, the options had $0 intrinsic value. The Company had $278 of unrecognized share-based compensation expense related to stock options outstanding as of October 1, 2016, which expense is expected to be recognized over a weighted-average period of 2.44 years.
Options exercised under all share-based compensation plans are granted net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For those employees who elect not to receive shares net of the minimum statutory withholding requirements, the appropriate taxes are paid directly by the employee. During the thirteen and thirty-nine weeks ended October 1, 2016, we withheld 0 shares to satisfy $0 of employees' tax obligations and 0 shares related to the net settlement of the stock options.
U.S. Auto Parts Network Options and Restricted Stock Units
The Company had the following common stock option activity during the thirty-nine weeks ended October 1, 2016:
•Granted options to purchase 980 common shares.
•Forfeitures of 44 options to purchase common shares.
•Expiration of 80 options to purchase common shares.

The following table summarizes the Company’s restricted stock unit ("RSU") activity for the thirty-nine weeks ended October 1, 2016, and details regarding the awards outstanding and exercisable at October 1, 2016 (in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Awards outstanding, January 2, 2016	804	$—
Awarded	954	$—
Vested	(774)	$—
Forfeited	(30)	$—
Awards outstanding, October 1, 2016	954	$—	0.87	$3,137
Vested and expected to vest at October 1, 2016	865	$—	0.84	$2,847
During the thirty-nine weeks ended October 1, 2016, all RSU's that vested were time-based. For the majority of RSUs awarded, the number of shares issued on the date the RSUs vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For those employees who elect not to receive shares net of the minimum statutory withholding requirements, the appropriate taxes are paid directly by the employee. During the thirty-nine weeks ended October 1, 2016, we withheld 131 shares to satisfy $371 of employees' tax obligations. Although shares withheld are not issued, they are treated as a common stock repurchase in our consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting.

For the thirteen and thirty-nine weeks ended October 1, 2016, we recorded compensation expense of $821 and $2,537, respectively. As of October 1, 2016, there was unrecognized compensation expense of $895 related to unvested RSUs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 0.87 years.

Note 5 – Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net income (loss) per share:
Numerator:
Net (loss) income attributable to U.S. Auto Parts	$(102)	$8	2,084	(827)
Dividends on Series A Convertible Preferred Stock	61	61	180	180
Net (loss) income available to common shares	$(163)	$(53)	$1,904	$(1,007)
Denominator:
Weighted-average common shares outstanding (basic)	34,932	34,018	34,728	33,900
Common equivalent shares from common stock options, preferred stock and warrants	—	—	5,195	—
Weighted-average common shares outstanding (diluted)	34,932	34,018	39,923	33,900
Basic net income (loss) per share	$0.00	$0.00	$0.05	$(0.03)
Diluted net income (loss) per share	$0.00	$0.00	$0.05	$(0.03)

The weighted-average anti-dilutive securities, which are excluded from the calculation of diluted earnings per share due to the Company's net income available to common shares position for the periods then ended (including securities that would otherwise be excluded from the calculation of diluted earnings per share due to the Company's stock price), are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Common stock warrants	20	50	20	50
Series A Convertible Preferred Stock	4,150	4,150	—	4,150
Restricted stock units	967	861	968	853
Options to purchase common stock	1,142	6,125	2,107	5,960
Total	6,279	11,186	3,095	11,013

Note 6 – Income Taxes
The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2012-2015 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2013-2015 remain open.
For the thirteen and thirty-nine weeks ended October 1, 2016 the effective tax rate for the Company was 1.9% and 19.3%, respectively. The Company's effective tax rate for the thirteen and thirty-nine weeks ended October 1, 2016 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses that was offset by the tax benefit resulting from the reduction of excess book basis in the Company's investment in AutoMD over its tax basis due to AutoMD's pre-tax losses. For the thirteen and thirty-nine weeks ended October 3, 2015, the effective tax rate for the Company was 41.3% and 27.0%, respectively. The Company’s effective tax rate for the thirteen and thirty-nine weeks ended October 3, 2015 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses.
Note 7 – Commitments and Contingencies
Facilities Leases

The Company’s corporate headquarters is located in Carson, California, and has a lease term through October 2020. The Company also leases warehouse space in LaSalle, Illinois and in Chesapeake, Virginia. The Company’s Philippines subsidiary leases office space under an agreement through April 2020.
Facility rent expense for the thirteen and thirty-nine weeks ended October 1, 2016 was $437 and $1,241, respectively, compared to $395 and $1,159 for the thirteen and thirty-nine weeks ended October 3, 2015, respectively.
Minimum lease commitments under non-cancellable operating leases as of October 1, 2016 were as follows (in thousands):

2016	$412
2017	1,651
2018	1,671
2019	1,249
2020	542
Thereafter	—
Total	$5,525
Capital lease commitments as of October 1, 2016 were as follows (in thousands):

2016	$309
2017	1,311
2018	1,319
2019	1,304
2020	1,129
Thereafter	12,910
Total minimum payments required	18,282
Less amount representing interest	7,833
Present value of minimum capital lease payments	$10,449
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

Summarized segment information for our continuing operations from the two reportable segments for the periods presented is as follows (in thousands):

	Base USAP	AutoMD	Consolidated
Thirteen weeks ended October 1, 2016
Net sales	$73,452	$63	$73,515
Gross profit	$22,371	$43	$22,414
Operating costs (1)	$21,732	$766	$22,498
Income (loss) from operations	$639	$(723)	$(84)
Capital expenditures	$1,480	$203	$1,683
Depreciation and amortization	$1,611	$286	$1,897
Total assets, net	$79,771	$3,695	$83,466
Thirteen weeks ended October 3, 2015
Net sales	$70,573	$75	$70,648
Gross profit	$20,967	$75	$21,042
Operating costs (1)	$20,367	$897	$21,264
Income (loss) from operations	$600	$(822)	$(222)
Capital expenditures	$1,636	$332	$1,968
Depreciation and amortization	$1,539	$323	$1,862
Total assets, net	$73,946	$6,315	$80,261
Thirty-nine weeks ended October 1, 2016
Net sales	$232,197	$179	$232,376
Gross profit	$70,604	$156	$70,760
Operating costs (1)	$66,485	$2,312	$68,797
Income (loss) from operations	$4,119	$(2,156)	$1,963
Capital expenditures	$3,835	$735	$4,570
Depreciation and amortization	$4,711	$890	$5,601
Total assets, net	$79,771	$3,695	$83,466
Thirty-nine weeks ended October 3, 2015
Net sales	$223,309	$189	$223,498
Gross profit	$63,199	$189	$63,388
Operating costs (1)	$62,322	$2,413	$64,735
Loss from operations	$877	$(2,224)	$(1,347)
Capital expenditures	$4,974	$826	$5,800
Depreciation and amortization	$4,571	$1,047	$5,618
Total assets, net	$73,946	$6,315	$80,261

(1)	Operating costs for AutoMD primarily consist of depreciation and amortization on fixed assets and personnel costs. Indirect costs are not allocated to AutoMD.

The following table summarizes the approximate distribution of Base USAP revenue by product type.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Private Label
Collision	49%	45%	50%	47%
Engine	16%	15%	15%	14%
Performance	1%	1%	1%	1%

Branded
Collision	2%	2%	2%	2%
Engine	13%	15%	13%	14%
Performance	19%	22%	19%	22%

Total	100%	100%	100%	100%

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
In connection with the sale of the shares of AutoMD, the Company recorded an increase to additional paid-in-capital of $2,534. This amount is equal to the increase in the Company’s interest in the net assets of AutoMD, resulting from this sale of common shares valued at $3,847, less the related deferred tax liability of $1,313. The Purchase Agreement also limits the use of proceeds from the sale of AutoMD common stock to only general operating purposes of AutoMD. The Company cannot use or borrow any of the proceeds without the approval of AutoMD's Board of Directors.
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
On October 19, 2016, the Company purchased 2,000 shares of AutoMD common stock at a purchase price of $1.00 per share pursuant to its funding milestone obligation under the Purchase Agreement. As a result, the Company increased its ownership interest in AutoMD to 67.4% of AutoMD's outstanding common stock.
The table below presents the effect of the Company's ownership interest in AutoMD on the Company's equity during the thirty-nine weeks ended October 1, 2016:

Noncontrolling Interest
Balance, January 2, 2016	$1,803
Net loss allocable to noncontrolling interest	(773)
Balance, October 1, 2016	$1,030

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
AutoMD. In October 2014, AutoMD entered into a common stock purchase agreement to sell seven million shares of AutoMD common stock at a purchase price of $1.00 per share to third-party investors, reducing the Company’s ownership interest in AutoMD to 64.1%. In October 2016, the Company purchased an additional two million shares of AutoMD common stock pursuant to its funding milestone obligations under the common stock purchase agreement, increasing the Company's ownership interest in AutoMD to 67.4%.

AutoMD's mission is to be the repair shop advocate for all vehicle owners, increase their confidence in the repair process and provide the most affordable and high quality options for automobile repair. AutoMD's focus has been on marketing and technology. AutoMD's marketing strategy has involved driving growth in their repair shop network. During the first thirty-nine weeks of 2016, marketing efforts resulted in approximately 730 repair shops joining AutoMD's network, rising from about 3,220 repair shops in December 2015 to approximately 3,950 at the end of the third quarter of 2016. AutoMD began charging repair shops a subscription fee during the third quarter, and as a result, the number of repair shops declined during the third quarter. In addition to marketing, AutoMD continues to refine the online experience, including its mobile presence.
Key Metrics: To understand revenue generation through our network of e-commerce websites and online marketplaces, we monitor several key business metrics, including the following:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Unique Visitors (millions) (1)	28.4	29.3	90.0	89.1
E-commerce Orders (thousands)	537	511	1,640	1,550
Online Marketplace Orders (thousands)	309	244	946	815
Total Online Orders (thousands)	846	755	2,586	2,365
E-commerce Average Order Value	$103	$109	$106	$110
Online Marketplace Average Order Value	$68	$70	$70	$71
Total Online Average Order Value	$90	$96	$93	$97
Revenue Capture (1)	84.7%	85.3%	84.7%	85.5%
Conversion (1)	1.89%	1.75%	1.82%	1.74%

(1) Excludes online marketplaces and media properties (e.g. AutoMD).

Unique Visitors: A unique visitor to a particular website represents a user with a distinct IP address that visits that particular website. We define the total number of unique visitors in a given month as the sum of unique visitors to each of our websites during that month. We measure unique visitors to understand the volume of traffic to our websites and to track the effectiveness of our online marketing efforts. The number of unique visitors has historically varied based on a number of factors, including our marketing activities and seasonality. Included in the unique visitors are mobile device based customers, who are becoming an increasing part of our business. Shifting consumer behavior and technology enhancements indicates that customers are becoming more inclined to purchase auto parts through their mobile devices. User sophistication and technological advances have increased consumer expectations around the user experience on mobile devices, including speed of response, functionality, product availability, security, and ease of use. We believe enhancements to online solutions specifically catering to mobile based shopping can result in an increase in the number of orders and revenues. We believe an increase in unique visitors to our websites will result in an increase in the number of orders. We seek to increase the number of unique visitors to our websites by attracting repeat customers and improving search engine marketing and other internet marketing activities. During the thirteen weeks ended October 1, 2016 our unique visitors decreased by 3.1% compared to the same period of 2015 primarily due to a decrease in organic traffic, partially offset by an increase in paid traffic.
Total Number of Orders: We monitor the total number of orders as an indicator of future revenue trends. Total orders increased 12.1% in the third quarter of 2016 compared to the third quarter of 2015, with e-commerce and online marketplace orders increasing by 5.1% and 26.6%, respectively. Total orders were up 9.3% for the thirty-nine weeks ended October 1, 2016 ("YTD Q3 2016"), compared to the thirty-nine weeks ended October 3, 2015 ("YTD Q3 2015"), with e-commerce and online marketplace orders increasing by 5.8% and 16.1%, respectively. We believe that e-commerce and online marketplace orders improved YTD Q3 2016 through an enhanced customer experience, greater product selection and certain strategic pricing initiatives. We recognize revenue associated with an order when the products have been delivered, consistent with our revenue recognition policy.
Average Order Value: Average order value represents our net sales on a placed orders basis for a given period of time divided by the total number of orders recorded during the same period of time. Average order value decreased 6.3% and 4.1%, respectively, in the third quarter and YTD Q3 2016 compared to the same periods of 2015 primarily due to a mix shift towards more private label sales. We seek to increase the average order value as a means of increasing net sales. Average order values vary depending upon a number of factors, including the components of our product offering, the order volume in certain online sales channels, macro-economic conditions, and online competition.

Revenue Capture: Revenue capture is the amount of actual dollars retained after taking into consideration returns, credit card declines and product fulfillment. During the third quarter and YTD Q3 2016, our revenue capture decreased by 0.7% and 0.9%, respectively, compared to the same periods of 2015.
Conversion: Conversion is the number of orders as a rate of the total number of unique visitors. This rate indicates how well we convert a visitor to a customer sales order. During the YTD Q3 2016, our conversion improved to 1.82% compared to 1.74% in the same period of 2015.
Executive Summary
For the third quarter of 2016, Base USAP generated net sales of $73,452, compared with $70,573 for the third quarter of 2015, representing an increase of 4.1%. Base USAP net income for the third quarter of 2016 was $358, compared to net income of $353 for the third quarter of 2015. We generated income before interest expense, net, income tax provision, depreciation and amortization expense, amortization of intangible assets, plus share-based compensation expense and restructuring costs (“Adjusted EBITDA”) of $3,129 in the third quarter of 2016 compared to $2,837 in the third quarter of 2015. Adjusted EBITDA, which is not a Generally Accepted Accounting Principle measure, is presented because such measure is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income, as an indicator of the Company’s operating performance, or as an alternative to cash flows, as a measure of the Company’s overall liquidity, as presented in the Company’s consolidated financial statements. Further, the Adjusted EBITDA measure shown may not be comparable to similarly titled measures used by other companies. Refer to the table presented below under "Non-GAAP measures" for additional information and a reconciliation of net income (loss) to Adjusted EBITDA.
For the third quarter of 2016, AutoMD generated net sales of $63 compared to $75 in the same period last year. AutoMD's net loss was $718 for the third quarter of 2016 compared to a net loss of $641 for the third quarter of 2015. AutoMD's Adjusted EBITDA was negative $385 compared to negative $458 in the same period last year.
Our third quarter 2016 net sales consisted of online sales, representing 91.1% of the total (compared to 91.2% in the third quarter of 2015), and offline sales, representing 8.9% of the total (compared to 8.8% in the third quarter of 2015). The net sales increase was due to an increase of $2,529, or 3.9%, in online sales, as well as an increase in offline sales of $334, or 5.4%. The online sales channels increase is primarily the result of a $3,253, or 20.6%, increase in our online marketplaces partially offset by a $730, or 1.5%, decrease in our e-commerce sales channel. The increase in our online marketplaces sales channels was driven by increased conversion rates.

Like most e-commerce retailers, our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. Historically, marketing through search engines provided the most efficient opportunity to reach millions of on-line auto part buyers. We are included in search results through paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our websites. Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. We have had a history of success with our search engine marketing techniques, which gave our different websites preferred positions in search results. Search engines, like Google, revise their algorithms from time to time in an attempt to optimize their search results. During the last few years, Google has changed its search results ranking algorithm. In some cases our unique visitor count, and therefore our financial results, were negatively impacted by these changes. While we continue to address the ongoing changes to the Google methodology, during the third quarter of 2016, our unique visitor count decreased by 0.9 million, or 3.1%, to 28.4 million unique visitors compared to 29.3 million unique visitors in the third quarter of 2015 primarily due to lower organic traffic partially offset by an increase in paid traffic. As in the past we expect Google will continue to make changes in their search engine algorithms to improve their user experience. As we are significantly dependent upon search engines for our website traffic, if we are unable to attract unique visitors, our business and results of operations will be harmed.
Total orders increased for the third quarter of 2016 compared to the third quarter of 2015, while our average order value decreased for the same period. Total expenses, which primarily consisted of cost of sales and operating costs, increased during the third quarter of 2016 compared to the same period in 2015. Components of our cost of sales and operating costs are described in further detail under — “Results of Operations” below.

We made positive strides towards achieving our strategic goals during fiscal year 2015 and during the first three quarters of fiscal year 2016. We continue to pursue strategies to support our positive sales growth and improve gross profit while reducing operating costs as percent of sales:

•
We expect to continue positive e-commerce growth by providing unique catalog content and providing better content on our websites with the goal of improving our ranking on the search results. In addition, we intend to improve mobile enabled websites to take advantage of shifting consumer behaviors. We expect revenue trends to remain positive for the remainder of 2016.

•
We continue to work to improve the website purchase experience for our customers by (1) helping our customers find the parts they want to buy by reducing failed searches and increasing user purchase confidence; (2) implementing guided navigation and custom buying experiences specific to strategic part names; and (3) increasing order size across our sites through improved recommendation engines. In addition, we intend to continue to improve our mobile enabled websites to take advantage of shifting consumer behaviors. These efforts may increase the conversion rate of our visitors to customers, the total number of orders and average order value, and the number of repeat purchases, as well as contribute to our revenue growth.

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

•
We are the consumer advocate for auto repair through AutoMD.com. We will continue to devote resources to AutoMD.com, drawing upon the proceeds from the sale of AutoMD common stock to drive brand recognition and systems development.

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

Summarized segment information for our continuing operations from the two reportable segments for the periods presented is as follows (in thousands):

	Thirteen Weeks Ended
	October 1, 2016			October 3, 2015
	Base USAP	AMD	Consolidated	Base USAP	AMD	Consolidated

Net sales	$73,452	$63	$73,515	$70,573	$75	$70,648
Cost of sales	51,081	20	51,101	49,606	—	49,606
Gross profit	22,371	43	22,414	20,967	75	21,042
Operating expenses:
Marketing	10,158	630	10,788	9,896	788	10,684
General and administrative	4,350	84	4,434	4,236	56	4,292
Fulfillment	5,596	—	5,596	4,881	—	4,881
Technology	1,517	43	1,560	1,247	45	1,292
Amortization of intangible assets	111	9	120	107	8	115
Total operating expenses	21,732	766	22,498	20,367	897	21,264
Income (loss) from operations	639	(723)	(84)	600	(822)	(222)
Other income (expense):
Other income, net	8	—	8	8	—	8
Interest expense	(291)	—	(291)	(277)	—	(277)
Total other expense	(283)	—	(283)	(269)	—	(269)
Income (loss) before income taxes	356	(723)	(367)	331	(822)	(491)
Income tax (benefit) provision	(2)	(5)	(7)	(22)	(181)	(203)
Net income (loss)	$358	$(718)	$(360)	$353	$(641)	$(288)

Net income (loss)	$358	$(718)	$(360)	$353	$(641)	$(288)
Depreciation & amortization	1,611	286	1,897	1,539	323	1,862
Amortization of intangible assets	111	9	120	107	8	115
Interest expense, net	287	—	287	273	—	273
Taxes	(2)	(5)	(7)	(22)	(181)	(203)
EBITDA	$2,365	$(428)	$1,937	$2,250	$(491)	$1,759
Stock comp expense	$764	$43	$807	$587	$33	$620
Adjusted EBITDA	$3,129	$(385)	$2,744	$2,837	$(458)	$2,379

Capital expenditures	1,480	203	1,683	1,636	332	1,968
Total assets, net of accumulated depreciation	79,771	3,695	83,466	73,946	6,315	80,261

	Thirty-Nine Weeks Ended
	October 1, 2016			October 3, 2015
	Base USAP	AMD	Consolidated	Base USAP	AMD	Consolidated

Net sales	$232,197	$179	$232,376	$223,309	$189	$223,498
Cost of sales	161,593	23	161,616	160,110	—	160,110
Gross profit	70,604	156	70,760	63,199	189	63,388
Operating expenses:
Marketing	31,376	1,948	33,324	30,558	2,126	32,684
General and administrative	13,323	222	13,545	12,800	157	12,957
Fulfillment	17,292	—	17,292	14,919	—	14,919
Technology	4,158	117	4,275	3,724	106	3,830
Amortization of intangible assets	336	25	361	321	24	345
Total operating expenses	66,485	2,312	68,797	62,322	2,413	64,735
Income (loss) from operations	4,119	(2,156)	1,963	877	(2,224)	(1,347)
Other income (expense):
Other income (expense), net	25	—	25	41	—	41
Interest expense	(889)	—	(889)	(922)	—	(922)
Total other expense	(864)	—	(864)	(881)	—	(881)
Loss before income taxes	3,255	(2,156)	1,099	(4)	(2,224)	(2,228)
Income tax provision (benefit)	87	(299)	(212)	67	(669)	(602)
Net income (loss)	$3,168	$(1,857)	$1,311	$(71)	$(1,555)	$(1,626)

Net income (loss)	$3,168	$(1,857)	$1,311	$(71)	$(1,555)	$(1,626)
Depreciation & amortization	4,711	890	5,601	4,571	1,047	5,618
Amortization of intangible assets	336	25	361	321	24	345
Interest expense, net	875	—	875	908	—	908
Taxes	87	(299)	(212)	67	(669)	(602)
EBITDA	$9,177	$(1,241)	$7,936	$5,796	$(1,153)	$4,643
Stock comp expense	$2,321	$154	$2,475	$1,638	$88	$1,726
Adjusted EBITDA	$11,498	$(1,087)	$10,411	$7,434	$(1,065)	$6,369

Capital expenditures	3,835	735	4,570	4,974	826	5,800
Total assets, net of accumulated depreciation	79,771	3,695	83,466	73,946	6,315	80,261

Results of Operations
The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.5	70.2	69.5	71.6
Gross profit	30.5	29.8	30.5	28.4
Operating expenses:
Marketing	14.7	15.1	14.3	14.6
General and administrative	6.0	6.1	5.8	5.8
Fulfillment	7.6	6.9	7.4	6.7
Technology	2.1	1.8	1.8	1.7
Amortization of intangible assets	0.2	0.2	0.2	0.2
Total operating expenses	30.6	30.1	29.5	29.0
Income from operations	(0.1)	(0.3)	1.0	(0.6)
Other income (expense):
Other income, net	—	—	—	—
Interest expense	(0.4)	(0.4)	(0.4)	(0.4)
Total other expense, net	(0.4)	(0.4)	(0.4)	(0.4)
Income (loss) before income taxes	(0.5)	(0.7)	0.6	(1.0)
Income tax provision (benefit)	—	(0.3)	(0.1)	(0.3)
Net income (loss) including noncontrolling interests	(0.5)%	(0.4)%	0.7%	(0.7)%
Thirteen and thirty-nine weeks Ended October 1, 2016 Compared to the Thirteen and thirty-nine weeks Ended October 3, 2015
Net Sales and Gross Margin

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	(in thousands)
Net sales	$73,515	$70,648	$232,376	$223,498
Cost of sales	51,101	49,606	161,616	160,110
Gross profit	$22,414	$21,042	$70,760	$63,388
Gross margin	30.5%	29.8%	30.5%	28.4%
Net sales increased $2,867, or 4.1%, for the third quarter of 2016 compared to the third quarter of 2015. Our net sales consisted of online sales, representing 91.1% of the total for the third quarter of 2016 (compared to 91.2% in the third quarter of 2015), and offline sales, representing 8.9% of the total for the third quarter of 2016 (compared to 8.8% in the third quarter of 2015). The net sales increase was driven by an increase of $2,529, or 3.9%, in online sales. Online sales increased primarily due to an increase in total online orders of 12.1%, which resulted from an increase in conversion rate of 8.0%. In the third quarter of 2016, our offline sales, which consist of our Kool-Vue™ and wholesale operations, increased by $334, or 5.4%, compared to the third quarter of 2015, primarily due to increased Kool-VueTM sales, partially offset by a decline in wholesale operations.

Net sales increased $8,878, or 4.0%, for the thirty-nine weeks ended October 1, 2016 ("YTD Q3 2016") compared to the thirty-nine weeks ended October 3, 2015 ("YTD Q3 2015"). Our net sales consisted of online sales, representing 91.1% of the total net sales for YTD Q3 2016 (compared to 90.8% for YTD Q3 2015), and offline sales, representing 8.9% of the total for YTD Q3 2016 (compared to 9.2% for YTD Q3 2015). The net sales increase was driven by an increase of $8,715, or 4.3%, in online sales. Online sales increased primarily due to an increase in conversion and traffic, partially offset by decreases in revenue capture and traffic. During YTD Q3 2016 our offline sales, which consist of our Kool-Vue™ and wholesale operations, increased by $152, or 0.7%, compared to YTD Q3 2015, primarily due to increased Kool-VueTM sales, partially offset by a decline in wholesale operations.
Gross profit increased $1,372 or 6.5%, compared to the third quarter of 2015 and increased $7,372 or 11.6%, compared to YTD Q3 2015. Gross margin rate increased 0.7% to 30.5% in the third quarter of 2016 compared to 29.8% in the third quarter of 2015, and increased 2.1% to 30.5% in YTD Q3 2016 compared to 28.4% in YTD Q3 2015. Gross margin rate increased for both the third quarter and YTD Q3 2016 primarily due to a favorable mix shift of private label sales compared to last year as well as strategic pricing initiatives, freight efficiencies and lower shipping supply costs.
Marketing Expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	(in thousands)
Marketing expense	$10,788	$10,684	$33,324	$32,684
Percent of net sales	14.7%	15.1%	14.3%	14.6%
Total marketing expense increased $104, or 1.0%, for the third quarter of 2016 compared to the third quarter of 2015. Online advertising expense, which includes catalog costs, was $5,607, or 8.4%, of online sales compared to $5,007, or 7.8%, of online sales for the prior year period. Online advertising expense increased in the third quarter of 2016 primarily due to our non-catalog online adverting expenses, which includes listing and placement fees paid to commercial and search engine websites, of $5,172, or 7.0%, of net sales compared to $4,712, or 6.7% of net sales in the third quarter of 2015. This increase relates primarily to the greater mix of paid traffic compared to organic traffic. Marketing expense, excluding online advertising, was $5,179, or 7.0%, of net sales compared to $5,677, or 8.0%, of net sales for the same period last year. The decrease was primarily due to a decrease in depreciation and amortization of $156. As a percent of net sales, total marketing expense during the third quarter of 2016 decreased compared to the third quarter of 2015.
Total marketing expense increased $640, or 2.0%, for YTD Q3 2016 compared to YTD Q3 2015. Online advertising expense, which includes catalog costs, was $17,377, or 8.2%, of online sales compared to $15,315, or 7.5%, of online sales for the prior year period. Online advertising expense increased in YTD Q3 2016 primarily due to our non-catalog online adverting expenses, which includes listing and placement fees paid to search engine websites, of $16,376, or 7.0%, of net sales compared to $14,166, or 6.3% of net sales in YTD Q3 2015. This increase relates primarily to the greater mix of paid traffic compared to organic traffic. Marketing expense, excluding online advertising, was $15,941, or 6.9%, of net sales compared to $17,370, or 7.8%, of net sales for the same period last year. The decrease was primarily due to a decrease in depreciation and amortization of $849. As a percent of net sales, total marketing expense during YTD Q3 2016 decreased compared to YTD Q3 2015.

General and Administrative Expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	(in thousands)
General and administrative expense	$4,434	$4,292	$13,545	$12,957
Percent of net sales	6.0%	6.1%	5.8%	5.8%
General and administrative expense increased $142, or 3.3%, for the third quarter of 2016 and increased $588, or 4.5%, for YTD Q3 2016 compared to the same periods in 2015, but remained relatively consistent as a percentage of net sales compared to the prior periods.

Fulfillment Expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	(in thousands)
Fulfillment expense	$5,596	$4,881	$17,292	$14,919
Percent of net sales	7.6%	6.9%	7.4%	6.7%
Fulfillment expense increased $715, or 14.6%, and $2,373, or 15.9%, for the third quarter of 2016 and YTD Q3 2016, respectively, compared to the same periods in 2015 primarily due to increased fixed and variable wages, as well as increased depreciation and amortization.
Technology Expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	(in thousands)
Technology expense	$1,560	$1,292	$4,275	$3,830
Percent of net sales	2.1%	1.8%	1.8%	1.7%
Technology expense increased $268, or 20.7%, and $445, or 11.6%, for the third quarter of 2016 and YTD Q3 2016, respectively, compared to the same periods in 2015, primarily due to increased fixed and variable wages, as well as increased overhead.
Total Other Expense, Net

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	(in thousands)
Other expense, net	$(283)	$(269)	$(864)	$(881)
Percent of net sales	(0.4)%	(0.4)%	(0.4)%	(0.4)%
Total other expense, net increased $14, or 5.2%, for the third quarter of 2016, compared to the same period in 2015. The increase was primarily due to increased interest costs due to a higher line of credit balance. Total other expense, net decreased $17, or 1.9%, for the YTD Q3 2016, compared to the same period in 2015. The decrease was primarily due to lower loan interest costs due to a lower revolver balance. Total other expenses, net remained consistent as a percentage of net sales compared to the prior periods.
Income Tax Provision

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	(in thousands)
Income tax (benefit) provision	$(7)	$(203)	$(212)	$(602)
Percent of net sales	—%	(0.3)%	(0.1)%	(0.3)%
For the thirteen and thirty-nine weeks ended October 1, 2016, the effective tax rate for the Company was 1.9% and 19.3%, respectively. The Company’s effective tax rate for the thirteen and thirty-nine weeks ended October 1, 2016 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses which was partially offset by the tax benefit resulting from the reduction of excess book basis in the Company’s investment in AutoMD over its tax basis related to the sale of seven million shares of AutoMD stock in October 2014 (Refer to “Note 9 - AutoMD” of our Notes to Consolidated Financial Statements for additional details). At October 1, 2016, the Company had a deferred tax liability related to this basis difference of $650. For the thirteen and thirty-nine weeks ended October 3, 2015, the effective tax rate for the Company was 41.3% and 27.0%, respectively. The Company’s effective tax rate for the thirteen and thirty-nine weeks ended October 3, 2015 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses which was partially offset by the tax benefit resulting from the reduction of excess book basis in the Company’s investment in AutoMD over its tax basis.

Foreign Currency
The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations. See additional information in “Foreign Currency Risk” below in Item 3.

Liquidity and Capital Resources
Sources of Liquidity
During the thirty-nine weeks ended October 1, 2016 and October 3, 2015, we primarily funded our Base USAP operations with cash and cash equivalents generated from operations as well as through borrowing under our credit facility, and primarily funded our AutoMD operating segment using the cash investment from third-party investors. We had cash and cash equivalents of $7,505 as of October 1, 2016, representing a $1,968 increase from $5,537 of cash as of January 2, 2016. The cash increase was primarily due to cash and cash equivalents generated from operations, partially offset by the use of the AutoMD cash investment, of which funds are restricted for general operating purposes of AutoMD.

As of October 1, 2016, the Company had $7,505 of cash and cash equivalents, including $2,331 that was restricted to be used only for general operating purposes of AutoMD unless otherwise approved by AutoMD’s Board of Directors. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our credit facility will be sufficient to finance both our Base USAP and AutoMD operating segments through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).
As of October 1, 2016, our credit facility provided for a revolving commitment of up to $30,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment (see “Debt and Available Borrowing Resources” below).
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
On October 8, 2014, AutoMD entered into a common stock purchase agreement to sell seven million shares of AutoMD common stock at a purchase price of $1.00 per share to third party investors. In addition, on October 19, 2016, the Company purchased two million shares of AutoMD common stock at a purchase price of $1.00 per share pursuant to its funding milestone obligation under the common stock purchase agreement. As a result of the transactions entered into under the common stock purchase agreement, the Company's ownership interest in AutoMD was reduced to 67.4%. The proceeds from the sale of AutoMD common stock are being used to fund the operating activities of AutoMD. The purchase agreement also limits the use of proceeds from the sale of AutoMD common stock to only general operating purposes of AutoMD. The Company cannot use or borrow any of the proceeds without the approval of AutoMD's Board of Directors.
Working Capital
As of October 1, 2016 and January 2, 2016, our working capital was $17,817 and $13,605, respectively. Our revolving loan does not require principal payments, however it is classified as current due to certain U.S. GAAP requirements (see “Debt and Available Borrowing Resources” below for further details). The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows
The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the thirty-nine weeks ended October 1, 2016 and October 3, 2015 (in thousands):

	Thirty-Nine Weeks Ended
	October 1, 2016	October 3, 2015
Net cash provided by operating activities	$19,296	$7,348
Net cash used in investing activities	(4,695)	(5,812)
Net cash used in financing activities	(12,604)	(3,463)
Effect of exchange rate changes on cash	(29)	(50)
Net change in cash and cash equivalents	$1,968	$(1,977)
Operating Activities
Cash provided by operating activities is primarily comprised of net income (loss), adjusted for non-cash activities such as depreciation and amortization expense, amortization of intangible assets and share-based compensation expense. These non-cash adjustments represent charges reflected in net income and, therefore, to the extent that non-cash items increase or decrease our operating results, there will be no corresponding impact on our cash flows. Net income adjusted for non-cash adjustments to operating activities was $9,516 for the thirty-nine weeks ended October 1, 2016 (adjusted for non-cash charges primarily related to depreciation and amortization expense of $5,601 and share-based compensation expense of $2,475), compared to net loss adjusted for non-cash adjustments to operating activities of $5,439 for the thirty-nine weeks ended October 3, 2015 (adjusted for non-cash charges primarily consisting of depreciation and amortization expense of $5,618 and shared based compensation of $1,726). After excluding the effects of the non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities.

•
Accounts receivable decreased to $2,991 at October 1, 2016 from $3,236 at January 2, 2016, resulting in a decrease in operating assets and reflecting a cash inflow of $245 for the thirty-nine weeks ended October 1, 2016. Accounts receivable decreased primarily due to timing of payments at the end of the quarter. For the thirty-nine weeks ended October 3, 2015, cash inflow related to the change in accounts receivable was $261.

•
Inventory decreased to $49,471 at October 1, 2016 from $51,216 at January 2, 2016, resulting in a decrease in operating assets and reflecting a cash inflow of $1,745 for the thirty-nine weeks ended October 1, 2016. For the thirty-nine weeks ended October 3, 2015, cash inflow related to the change in inventory was $2,177.

•
Accounts payable and accrued expenses increased to $40,793 at October 1, 2016 compared to $32,790 at January 2, 2016, resulting in an increase in operating liabilities and reflecting a cash inflow of $7,825 for the thirty-nine weeks ended October 1, 2016. Accounts payable and accrued expenses increased primarily due to the increase in accounts payable of $7,607. Accounts payable and accrued expenses fluctuates from period-to-period due to the amount of our revenues and the related purchases and the timing of our payments. For the thirty-nine weeks ended October 3, 2015, cash outflow related to the change in accounts payable and accrued expenses was $460.

Investing Activities
For the thirty-nine weeks ended October 1, 2016 and October 3, 2015, net cash used in investing activities was primarily the result of increases in property and equipment ($4,570 and $5,800, respectively), which are mainly related to capitalized website and software development costs.
Financing Activities
For the thirty-nine weeks ended October 1, 2016, net cash used in financing activities was primarily due to net payments made on our revolving loan payable of $11,759. For the thirty-nine weeks ended October 3, 2015, net cash used in financing activities was primarily due to net payments made on outstanding debt, totaling $2,730.

Debt and Available Borrowing Resources
Total debt was $10,449 as of October 1, 2016 (comprised of capital lease payable), compared to $22,448 (comprised of capital lease payable and revolving loan payable) as of January 2, 2016. The decrease was primarily due to a reduction in the amount outstanding under our line of credit from January 2, 2016 to October 1, 2016.
The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. The Credit Facility matures on April 26, 2017. At October 1, 2016, our outstanding revolving loan balance was $0. The customary events of default under the Credit Facility (discussed below) include certain subjective acceleration clauses. Management has determined the likelihood of an acceleration is more than remote, considering the recurring losses experienced by the Company. As a result, any outstanding borrowings under the Credit Facility would be classified as a current liability.
On May 6, 2016, the Company and JPMorgan Chase Bank, N.A. (“JPMorgan”) entered into an amendment to the Credit Agreement pursuant to which a letter of credit can be issued if after giving effect to such issuance the letter of credit exposure shall not exceed $15,000, which was increased from the previously agreed upon $6,000. As of October 1, 2016, our outstanding letters of credit balance was $9,283 which we used in the ordinary course of business to satisfy certain vendor obligations. We expect our outstanding letters of credit balance to increase during the fourth quarter.
Loans drawn under the Credit Agreement bear interest, at the Company’s option, at a per annum rate equal to either (a) one month LIBOR plus an applicable margin of 1.25%, or (b) an “alternate prime base rate” subject to an increase or reduction by up to 0.25% based on the Company's fixed charge coverage ratio. At October 1, 2016, the Company’s LIBOR based interest rate was 1.81% (on $0 principal) and the Company’s prime based rate was 3.25% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Agreement bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for five business days (on a cumulative basis), and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with the trigger subject to adjustment based on the Company's revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $2,400 the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0.

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

Contractual Obligations
The following table sets forth our contractual cash obligations and commercial commitments as of October 1, 2016:

	Payment Due By Period (in thousands)
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$5,525	$412	$3,322	$1,791	$—
Capital lease obligations (2)	18,282	309	2,630	2,433	12,910

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
There were no significant changes to our critical accounting policies during the thirty-nine weeks ended October 1, 2016. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations (for further detail refer to our Annual Report on Form 10-K that we filed with the SEC on March 11, 2016):

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial commodity market prices and rates. We are exposed to market risk primarily in the area of changes in U.S. interest rates and conditions in the credit markets. We also have some exposure related to foreign currency fluctuations. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We do not have any derivative financial instruments as of October 1, 2016. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities and mutual funds that hold debt securities.
Interest Rate Risk. Our investment securities generally consist of mutual funds. As of October 1, 2016, our investments were comprised of $32 of investments in mutual funds that primarily hold debt securities.
As of October 1, 2016, we had a balance of $0 outstanding under a revolving loan under our credit facility. The interest rate on this loan is computed based on a LIBOR and Prime loan rate, adjusted by features specified in our loan agreement. At our debt level as of October 1, 2016, a 100 basis point increase in interest rates would not materially affect our earnings and cash flows. If, however, we are unable to meet the covenants in our loan agreement, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate. There can be no assurance that any renegotiated terms of credit would not materially impact our earnings. At October 1, 2016, our LIBOR based interest rate was 1.81% per annum (on $0 principal) and our Prime based rate was 3.25% per annum (on $0 principal). Refer to additional discussion in Item 2, under the caption “Liquidity and Capital Resources – Debt and Available Borrowing Resources” and in “Note 3 – Borrowings” of the Notes to Consolidated Financial Statements (Unaudited), included in Part I, Item 1 of this report.
Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. dollar weakens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. dollar strengthens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos, and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, a fluctuation of 10% in the Peso/U.S. dollar exchange rate would have approximately a $786 impact on our Philippine operating expenses for the thirty-nine weeks ended October 1, 2016. During fiscal year 2014, we hedged a portion of our forecasted foreign currency exposure associated with operating expenses incurred in the Philippines. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. As of January 2, 2016 and October 1, 2016, we had no hedges in place. We are evaluating our options on how to manage this risk and considering various methods to mitigate such risk. Our Canadian website sales are denominated in Canadian dollars; however, fluctuations in exchange rates from these operations are only expected to have a nominal impact on our operating results due to the relatively small number of sales generated in Canada. We believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.
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
Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. Search engines, shopping comparison sites and other online sources have in the past, and will continue to revise their algorithms from time to time in an attempt to optimize their search results. For example, search engines, like Google, revise their algorithms regularly in an attempt to optimize their search results. During the past few years, we have been negatively impacted by the changes in methodology for how Google displayed or selected our different websites for customer search results, which has reduced our unique visitor count and adversely affected our financial results. While we continue to address these ongoing challenges, during the third quarter of 2016 our unique visitor count decreased by 0.9 million, or 3.1%, to 28.4 million unique visitors compared to 29.3 million unique visitors in the third quarter of 2015 primarily due to lower organic traffic, partially offset by an increase in paid traffic. While we have been able to partially offset the decrease in our organic traffic through increases in paid search traffic, there is no guarantee we will be able to continue to increase our paid traffic at the same levels in the future. In addition, if other search engines, shopping comparison sites or similar online sources on which we rely for website traffic were to modify their general methodology for how they display or select our websites in a manner similar to the changes made by Google, or if Google continues to make changes to its search results ranking algorithms that cause those algorithms to interact with our platform in a manner that continues to reduce our unique visitors count, even fewer consumers may click through to our websites, and our financial results could be further adversely affected.
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
* Through the first three quarters of fiscal 2016 we recorded net income, but our previous net losses may continue for the remainder of fiscal year 2016.
During third quarter of fiscal 2016 we recorded net loss of $102, compared to net income of $8 for the third quarter of fiscal 2015. While we achieved net income of $2,084 through the first three quarters of fiscal 2016, our net losses may continue for the remainder of fiscal year 2016. If our net losses continue, they could severely impact our liquidity, as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. In such cases, there can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If the net losses we have experienced continue for longer than we expect because our strategies to return to positive sales growth and profitability are not successful, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.
* Our operations are restricted by our credit agreement, and our ability to borrow funds under our credit facility is subject to a borrowing base.

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
Restrictions in our Credit Agreement could also prevent us from satisfying certain of our contingent obligations set forth in the documents we entered into in connection with AutoMD’s sale of common stock. For example, in order for us to be able to reimburse AutoMD for legal expenses incurred by AutoMD in connection with proceedings related to AutoMD’s intellectual property, as required by the terms of the purchase agreement we entered into with AutoMD, which we could be required to do for a period through October 8, 2017, at the time of such reimbursement we must have excess availability to borrow under the credit agreement of at least $2.4 million (subject to adjustment based on the Company's revolving commitment). In the event that restrictions in our Credit Agreement cause us to breach our contractual obligations under the documents we entered into in connection with AutoMD’s sale of common stock, we could be sued for breach of contract, be liable for damages to other investors in AutoMD, and AutoMD’s support from its strategic investors could be compromised, each of which could have a material adverse effect on our financial condition and results of operations.
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
While we did not have any outstanding indebtedness under our Credit Agreement as of the end of the third quarter of fiscal 2016, we may have outstanding indebtedness in the future. Any outstanding indebtedness has or may have important consequences, including the following:

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
Our top ten suppliers represented approximately 44% of our total product purchases during the thirty-nine weeks ended October 1, 2016. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.
For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For the thirty-nine weeks ended October 1, 2016, our product purchases from three drop-ship suppliers represented approximately 9% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.
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
We acquire a majority of our products from manufacturers and distributors located in Taiwan and China. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner or that would allow us to rely on customary indemnification protection with respect to any third party claims similar to some of our U.S. suppliers.
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
Our success depends on our ability to successfully receive and fulfill orders and to promptly deliver our products to our customers. The majority of orders for our auto collision parts products are filled from our inventory in our distribution centers, where all our inventory management, packaging, labeling and product return processes are performed. Increased demand and other considerations may require us to expand our distribution centers or transfer our fulfillment operations to larger or other facilities in the future. If we do not successfully expand our fulfillment capabilities in response to increases in demand, our sales could decline.
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

Moreover, we are subject to the Payment Card Industry Data Security Standard ("PCI DSS"), issued by the PCI Council. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data.  We cannot be certain that all of our information technology systems are able to prevent, contain or detect any cyber-attacks, cyber terrorism, or security breaches from known malware or malware that may be developed in the future. To the extent that any disruption results in the loss, damage or misappropriation of information, we may be materially adversely affected by claims from customers, financial institutions, regulatory authorities, payment card associations and others.  In addition, the cost of complying with stricter privacy and information security laws and standards could be significant to us.  For example, we were recently required to transition from PCI Data Security Standard 2.0 to PCI Data Security Standard 3.1. We are in the process of conforming to the new standards which we expect to be completed by the second quarter of 2017. There is no guarantee that we will be able to conform to these new standards, and if we fail to meet these standards, we could become subject to fines and other penalties and experience a significant increase in payment card transaction costs. In addition, such failure could damage our reputation, inhibit sales, and adversely affect our business.
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
Additionally, we have experienced significant competitive pressure from certain of our suppliers who are now selling their products directly to customers. Since our suppliers have access to merchandise at very low costs, they can sell products at lower prices and maintain higher gross margins on their product sales than we can. Our financial results have been negatively impacted by direct sales from our suppliers to our current and potential customers, and our total number of orders and average order value may decline due to increased competition. Continued competition from our suppliers may also continue to negatively impact our business and results of operations, including through reduced sales, lower operating margins, reduced profitability, loss of market share and diminished brand recognition. We have implemented and will continue to implement several strategies to attempt to overcome the challenges created by our suppliers selling directly to our customers and potential customers, including optimizing our pricing, continuing to increase our mix of private label products and improving our websites, which may not be successful. If these strategies are not successful, our operating results and financial conditions could be materially and adversely affected.
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
* Our e-commerce system is dependent on open-source software, which exposes us to uncertainty and potential liability.
We utilize open-source software such as Linux, Apache, MySQL, PHP, Fedora and Perl throughout our web properties and supporting infrastructure although we have created proprietary programs. Open-source software is maintained and upgraded by a general community of software developers under various open-source licenses, including the GNU General Public License (“GPL”). These developers are under no obligation to maintain, enhance or provide any fixes or updates to this software in the future. Additionally, under the terms of the GPL and other open-source licenses, we may be forced to release to the public source-code internally developed by us pursuant to such licenses. Furthermore, if any of these developers contribute any code of others to any of the software that we use, we may be exposed to claims and liability for intellectual property infringement and may also be forced to implement changes to the code-base for this software or replace this software with internally developed or commercially licensed software.
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

On October 8, 2014, AutoMD entered into a Common Stock Purchase Agreement ("Purchase Agreement") to sell an aggregate of 7.0 million shares of AutoMD common stock at a purchase price of $1.00 per share to third-party investors and investors that are affiliated with two of our board members.  In addition, on October 19, 2016, the Company purchased 2.0 million shares of AutoMD common stock at a purchase price of $1.00 per share pursuant to its funding milestone obligation under the Purchase Agreement. Our investment may be subject to a number of risks and difficulties AutoMD may encounter as an early stage company in a new and rapidly evolving online industry. These risks and difficulties include but are not limited to the following:

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

AutoMD’s failure to successfully address these challenges or others could significantly harm AutoMD’s business, financial condition, results of operations and liquidity and could adversely impact the value of the Company's investment into AutoMD.
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
Since the completion of our initial public offering in February 2007 through October 1, 2016, the trading price of our common stock has been volatile, ranging from a high of $12.61 per share to a low per share of $0.91. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

* Our executive officers, directors and certain related parties and entities that are affiliated with them have registered the resale of a significant portion of our total outstanding shares of common stock, and any sale of such shares into the market in the future could cause the market price of our common stock to drop significantly, even if our business is doing well.

Our executive officers, directors and certain related parties and entities that are affiliated with them have registered the resale of up to 12,023,656 shares of our common stock that they currently hold, which represents approximately 34.5% of our total outstanding shares of common stock as of October 28, 2016.  Sales of a substantial number of shares of our common stock in the public market by these selling stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales or perceived sales by these stockholders may have on the prevailing market price of our common stock.

Our common stock may be delisted from the NASDAQ Global Market if we are unable to maintain compliance with Nasdaq’s continued listing standards.
NASDAQ imposes, among other requirements, continued listing standards including minimum bid and public float requirements. The price of our common stock must trade at or above $1.00 to comply with NASDAQ's minimum bid requirement for continued listing on the NASDAQ. If our stock trades at bid prices of less than $1.00 for a period in excess of 30 consecutive business days, the NASDAQ could send a deficiency notice to us for not remaining in compliance with the minimum bid listing standards. During the third quarter of fiscal year 2016 our common stock never traded below $1.00. However, if the closing bid price of our common stock fails to meet NASDAQ's minimum closing bid price requirement, or if we otherwise fail to meet any other applicable requirements of the NASDAQ and we are unable to regain compliance, NASDAQ may make a determination to delist our common stock.
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
As of October 1, 2016, our executive officers and directors and certain related parties and entities that are affiliated with them beneficially own approximately 41.6% of our outstanding shares of stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, the significant concentration of share ownership may provide for less trading volume of our common stock. These stockholders, acting together, also will be able to significantly influence our management and affairs and control matters requiring stockholder approval including the election of our entire Board of Directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.
The rights, preferences and privileges of our existing preferred stock may restrict our financial and operational flexibility and may dilute our common stockholders.
In March 2013, our Board of Directors, under the authority granted by our Certificate of Incorporation, established a series of preferred stock, our Series A Convertible Preferred, which has various rights, preferences and privileges senior to the shares of our common stock. Dividends on the Series A Convertible Preferred are payable quarterly, subject to the satisfaction of certain conditions, at a rate of $0.058 per share per annum in cash, in shares of common stock or in any combination of cash and common stock as determined by our Board of Directors. While we may, at our election, subject to the satisfaction of certain conditions, pay any accrued but unpaid dividends on the Series A Convertible Preferred in either cash or in common stock, we may be unable to satisfy the requisite conditions for paying dividends in common stock and, under such circumstances, we will be required to pay such accrued but unpaid dividends in cash. In such circumstances, we will be required to use cash that would otherwise be used to fund our ongoing operations to pay such accrued but unpaid dividends. To the extent we do pay dividends in common stock as we have done in certain prior periods, the ownership percentage of our common stockholders who are not holders of the Series A Convertible Preferred will be diluted. Our Series A Convertible Preferred is initially convertible for 4,149,997 shares of common stock, and to the extent that the Series A Convertible Preferred is converted, the common stock ownership percentage of our common stockholders who are not converting holders of the Series A Convertible Preferred will be diluted.
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
While management has concluded that our internal controls over financial reporting were effective as of October 1, 2016, we have in the past, and could in the future, have a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.
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
* We may become liable for collecting and paying more sales taxes, and other fees and penalties, which could have an adverse effect on our business.
We currently collect sales or other similar taxes only on the shipment of goods to customers in the states of California, Virginia, Illinois, and Ohio.  Other states or jurisdictions could seek to impose or enforce sales tax collection or other tax obligations on us because we engage in and facilitate online commerce.
To the extent we are not subject to certain tax obligations, we enjoy a competitive advantage to the extent our competitors are subject to those obligations. Several states have enacted, and a number of states and the U.S. Congress have been considering, various initiatives that could impose broad sales and use tax collection obligations on Internet retailers. Federal, state and local governments could accelerate efforts to pass Internet sales tax initiatives in response to pressure to make up budgetary shortfalls resulting from recessionary economic conditions and the failure to collect sales and use taxes on Internet purchases under current self-assessment regimes. Any of these initiatives would increase total costs to our customers, which could adversely affect our sales.
We are closely monitoring developments in this area. The imposition by national, state and local governments of various tax obligations upon Internet commerce could create significant administrative burdens for us as well as substantially impair the growth of our e-commerce business, which could adversely affect our sales and profitability. Because our consumer websites and product deliveries are available in all 50 states, some or all of those jurisdictions may require us to register or qualify to do business in their jurisdictions. If we fail to collect and remit or pay required sales or other taxes in a jurisdiction, or qualify or register to do business in a jurisdiction that requires us to do so or if we have failed to do so in the past, we could face material liabilities for taxes, fees, interest and penalties. If various jurisdictions impose new tax obligations on our business activities, our sales and net income in those jurisdictions could decrease significantly, which could harm our business.
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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 3.    Defaults Upon Senior Securities
None.

ITEM 4.    Mine Safety Disclosures
Not applicable.

ITEM 5.    Other Information

On October 31, 2016, the Board of Directors of the Company appointed Aaron Coleman, the Company’s current Chief Operating Officer, as President of the Company, in addition to his role as Chief Operating Officer.  Mr. Coleman, age 42, has served as the Company’s Chief Operating Officer since September 2010, and was the Company’s Executive Vice President of Operations and Chief Information Officer from April 2008 until September 2010.  From July 2007 to April 2008, Mr. Coleman served as Senior Vice President - Online Systems at Blockbuster Inc., which he joined as Vice President - Online Systems in March 2005. From April 2003 to March 2005, Mr. Coleman was the Chief Technology Officer of Travelweb LLC, which is owned by priceline.com Incorporated, and was responsible for all aspects of Travelweb’s technology, including the technology for Travelweb.com and over 40 affiliate websites, as well as the booking gateway for the merchant property processing for Orbitz and priceline.com.  Mr. Coleman’s prior experience also includes serving as Manager of the Customer Technology Infrastructure group at American Airlines. Mr. Coleman holds a B.A. degree in Business Administration from Gonzaga University.

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

Date:	November 1, 2016	U.S. AUTO PARTS NETWORK, INC.

		By:	/s/ Shane Evangelist
Shane Evangelist
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Neil T. Watanabe
Neil T. Watanabe
Chief Financial Officer
(Principal Financial Accounting Officer)