Form 10-K
period 2016-12-31
U.S. Auto Parts Network, Inc.
filed 2017-03-07
CIK 1378950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of July 2, 2016 was approximately $63.5 million (based on the closing sales price of the registrant’s common stock on that date). For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 2, 2017, there were 34,556,623 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our proxy statement for the 2017 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

U.S. AUTO PARTS NETWORK, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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
We have historically operated under two reportable operating segments. The criteria we use to identify operating segments are primarily the nature of the products we sell or services we provide and the consolidated operating results that are regularly reviewed by our chief operating decision maker to assess performance and make operating decisions. The two reportable operating segments we identified are the core auto parts business (“Base USAP”) and AutoMD, Inc., an online automotive repair information source which, subsequent to year end, has closed down its Insta-Quotes! program described below (“AutoMD”).
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
In October 2008, we acquired AutoMD for the purpose of developing content and a user community to educate consumers on maintenance and service of their vehicles. The AutoMD.com site provides auto information, with tools for diagnosing car troubles, locating repair shops, estimating the cost of repairs, accessing recalls and technical service bulletins, reading do-it-yourself (“DIY”) repair guides, and getting questions answered in the automotive enthusiast community forum. In 2013, AutoMD launched its Insta-Quotes! program which used real time data to estimate auto repair costs for consumers, and in 2014, we sold a non-controlling interest in AutoMD to outside investors and certain of our existing shareholders.  In the first quarter of 2017, AutoMD repurchased the non-controlling interests and closed down the Insta-Quotes! program.  Following the redemptions, AutoMD filed for dissolution and all of the remaining assets of AutoMD will be distributed to the Company except for certain cash reserved for creditors of AutoMD.  We intend to utilize the AutoMD assets as part our media business going forward.
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
We report on a 52/53-week fiscal year, ending on the Saturday nearest the end of December. References to 2016 and 2015 relate to the 52-week fiscal years ended December 31, 2016 and January 2, 2016. References to 2014 relate to the 53-week fiscal year ended January 3, 2015.
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

Private Label Product. Our private label suppliers offer products which are generally less expensive and we believe provide better value for our consumers. As a result, our mix shift towards private label product has continued to increase on a year-over-year basis. We stock-and-ship our private label products in our distribution centers. We currently have over 55,000 private label SKUs in our product selection.

Branded Product. We have developed and implemented application programming interfaces with the majority of our branded, drop ship suppliers that allow us to electronically transmit orders, check inventory availability, and receive the shipment tracking information which is easily passed on to our customers. We are a significant customer for many of our drop-ship vendors and have long standing relationships and contracts with many of these suppliers. For the fiscal year ended December 31, 2016, three of our drop-ship vendors accounted for approximately 9% of our total product purchases. We currently have over 1.0 million branded SKUs in our product selection.
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

International Operations
In April 2007, we established offshore operations in the Philippines. Our offshore operations allow us to access a workforce with the necessary technical skills at a significantly lower cost than comparably experienced U.S.-based professionals. Our offshore operations are responsible for a majority of our website development, catalog management, and back office support. Our offshore operations also house our main call center. We had 748 employees in the Philippines as of December 31, 2016. In addition to our operations in the Philippines, we have a Canadian subsidiary; the subsidiary currently has no operations or employees. We primarily source our private label product from suppliers in the Asia-Pacific region.
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
Employees
As of December 31, 2016, we had 332 employees in the United States and 748 employees in the Philippines for a total of 1,080 employees. None of our employees are represented by a labor union, and we have never experienced a work stoppage.
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

Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. Search engines, shopping comparison sites and other online sources have in the past, and will continue to revise their algorithms from time to time in an attempt to optimize their search results. For example, search engines, like Google, revise their algorithms regularly in an attempt to optimize their search results. During the past few years, we have been negatively impacted by the changes in methodology for how Google displayed or selected our different websites for customer search results, which has reduced our unique visitor count and adversely affected our financial results. We continue to address these ongoing challenges, and during fiscal 2016 our unique visitor count increased by 1.2 million, or 1.0%, to 117.9 million unique visitors compared to 116.7 million unique visitors in 2015 primarily due to an increase in paid traffic, partially offset by a decrease in organic traffic. While we have been able to offset the decrease in our organic traffic through increases in paid search traffic, there is no guarantee we will be able to continue to increase our paid traffic at the same levels in the future. In addition, if other search engines, shopping comparison sites or similar online sources on which we rely for website traffic were to modify their general methodology for how they display or select our websites in a manner similar to the changes made by Google, or if Google continues to make changes to its search results ranking algorithms that cause those algorithms to interact with our platform in a manner that continues to reduce our unique visitors count, fewer consumers may click through to our websites, and our financial results could be further adversely affected.
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
During fiscal 2016, we recorded net income, but we have a history of net losses which could continue in fiscal year 2017.
During fiscal 2016, we achieved net income of $731, compared to a net loss of $1,281 for fiscal 2015. While we achieved net income during fiscal 2016, if our prior net losses continue in fiscal year 2017 they could severely impact our liquidity, as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. In such case, there can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If the net losses we have experienced in previous years occur in the future for longer than we expect because our strategies to return to positive sales growth and profitability are not successful, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.
Our operations are restricted by our credit agreement, and our ability to borrow funds under our credit facility is subject to a borrowing base.

We maintain an asset-based revolving credit facility with JPMorgan Chase Bank, N.A. (the “Credit Agreement”) that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30 million subject to a borrowing base derived from certain of our receivables, inventory and property and equipment. Our Credit Agreement includes a number of restrictive covenants. These covenants could impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. Specifically, such covenants restrict our ability and, if applicable, the ability of our subsidiaries to, among other things:

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
While we did not have any outstanding indebtedness under our Credit Agreement as of the end of fiscal 2016, we may have outstanding indebtedness in the future. Any outstanding indebtedness would have important consequences, including the following:

•
we would have to dedicate a portion of our cash flow to making payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions or other general corporate purposes;

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
Furthermore, our ability to satisfy our debt service obligations depends, among other things, upon fluctuations in interest rates, our future operating performance and ability to refinance indebtedness when and if necessary. These factors depend partly on economic, financial, competitive and other factors beyond our control. We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures and general operating expenses. In addition, if we need to refinance our debt, or obtain additional debt financing or sell assets or equity to satisfy our debt service obligations, we may not be able to do so on commercially reasonable terms, if at all. If this were to occur, we may need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.
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
We review our long-lived assets for impairment annually, or when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered are changes in circumstances indicating that the carrying value of our assets may not be recoverable include a decrease in future cash flows. For fiscal 2016, we recorded a non-cash impairment charge of $1,130 relating to the impairment of certain AutoMD software. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our assets is determined, resulting in an impact on our results of operations.
We are highly dependent upon key suppliers.
Our top ten suppliers represented approximately 44% of our total product purchases during fiscal 2016. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.
For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For fiscal 2016, our product purchases from three drop-ship suppliers represented approximately 9% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.
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
Moreover, we are subject to the Payment Card Industry Data Security Standard ("PCI DSS"), issued by the PCI Council. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. We cannot be certain that all of our information technology systems are able to prevent, contain or detect any cyber-attacks, cyber terrorism, or security breaches from known malware or malware that may be developed in the future. To the extent that any disruption results in the loss, damage or misappropriation of information, we may be materially adversely affected by claims from customers, financial institutions, regulatory authorities, payment card associations and others. In addition, the cost of complying with stricter privacy and information security laws and standards could be significant to us. For example, we were recently required to transition from PCI Data Security Standard 2.0 to PCI Data Security Standard 3.2. We are in the process of conforming to the new standards which we expect to be completed by the third quarter of 2017. There is no guarantee that we will be able to conform to these new standards, and if we fail to meet these standards, we could become subject to fines and other penalties and experience a significant increase in payment card transaction costs. In addition, such failure could damage our reputation, inhibit sales, and adversely affect our business.
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
In order to expand our business, we must successfully offer, on a continuous basis, a broad selection of auto parts that meet the needs of our customers, including by being the first to market with new SKUs. Our auto parts are used by consumers for a variety of purposes, including repair, performance, improved aesthetics and functionality. In addition, to be successful, our product offerings must be broad and deep in scope, competitively priced, well-made, innovative and attractive to a wide range of consumers. We cannot predict with certainty that we will be successful in offering products that meet all of these requirements. Moreover, even if we offer a broad selection of products at competitive prices, we must maintain sufficient in-stock inventory to meet consumer demand. If our product offerings fail to satisfy our customers’ requirements or respond to changes in customer preferences or we otherwise fail to maintain sufficient in-stock inventory, our revenue could decline.
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
We regard our trademarks, trade secrets and similar intellectual property such as our proprietary back-end order processing and fulfillment code and process as important to our success. We rely on trademark and copyright law, and trade secret protection, and confidentiality and/or license agreements with employees, customers, partners and others to protect our proprietary rights. We cannot be certain that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, our proprietary rights may be infringed or misappropriated, and we could be required to incur significant expenses to preserve them. In the past we have filed litigation to protect our intellectual property rights. The outcome of such litigation can be uncertain, and the cost of prosecuting such litigation may have an adverse impact on our earnings. We have common law trademarks, as well as pending federal trademark registrations for several marks and several registered marks. However, any registrations may not adequately cover our intellectual property or protect us against infringement by others. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services may be made available online. We also currently own or control a number of Internet domain names, including www.usautoparts.net, www.carparts.com, www.autopartswarehouse.com, www.jcwhitney.com and www.AutoMD.com, and have invested time and money in the purchase of domain names and other intellectual property, which may be impaired if we cannot protect such intellectual property. We may be unable to protect these domain names or acquire or maintain relevant domain names in the United States and in other countries. If we are not able to protect our trademarks, domain names or other intellectual property, we may experience difficulties in achieving and maintaining brand recognition and customer loyalty.
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
The market prices of technology and e-commerce companies generally have been extremely volatile and have recently experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to, among other things, the risk factors described in this report and other factors beyond our control such as fluctuations in the operations or valuations of companies perceived by investors to be comparable to us, our ability to meet analysts’ expectations, our trading volume, activities of activist investors, the impact of any stock repurchase program or conditions or trends in the Internet or auto parts industries.
Since the completion of our initial public offering in February 2007 through December 31, 2016, the trading price of our common stock has been volatile, ranging from a high of $12.61 per share to a low per share of $0.91. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.
Our executive officers, directors and certain related parties and entities that are affiliated with them have registered the resale of a significant portion of our total outstanding shares of common stock, and any sale of such shares into the market in the future could cause the market price of our common stock to drop significantly, even if our business is doing well.
Our executive officers, directors and certain related parties and entities that are affiliated with them have registered the resale of up to 12,023,656 shares of our common stock that they currently hold, which represents approximately 35.2% of our total outstanding shares of common stock as of December 31, 2016.  Sales of a substantial number of shares of our common stock in the public market by these selling stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales or perceived sales by these stockholders may have on the prevailing market price of our common stock.
Our common stock may be delisted from the NASDAQ Global Market (“NASDAQ”) if we are unable to maintain compliance with Nasdaq’s continued listing standards.
NASDAQ imposes, among other requirements, continued listing standards including minimum bid and public float requirements. The price of our common stock must trade at or above $1.00 to comply with NASDAQ's minimum bid requirement for continued listing on the NASDAQ. If our stock trades at bid prices of less than $1.00 for a period in excess of 30 consecutive business days, the NASDAQ could send a deficiency notice to us for not remaining in compliance with the minimum bid listing standards. During the fiscal 2016 and fiscal 2015, our common stock never traded below $1.00. However, if the closing bid price of our common stock fails to meet NASDAQ's minimum closing bid price requirement, or if we otherwise fail to meet any other applicable requirements of the NASDAQ and we are unable to regain compliance, NASDAQ may make a determination to delist our common stock.
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
As of December 31, 2016, our executive officers and directors and certain related parties and entities that are affiliated with them beneficially owned in the aggregate approximately 43% of our outstanding shares of stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, the significant concentration of share ownership may provide for less trading volume of our common stock. These stockholders, acting together, also will be able to significantly influence our management and affairs and control matters requiring stockholder approval including the election of our entire Board of Directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.
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
While management has concluded that our internal controls over financial reporting were effective as of December 31, 2016, we have in the past, and could in the future, have a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.
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
We have historically experienced higher sales of collision parts in winter months when inclement weather and hazardous road conditions typically result in more automobile collisions. Engine parts and performance parts and accessories have historically experienced higher sales in the summer months when consumers have more time to undertake elective projects to maintain and enhance the performance of their automobiles and the warmer weather during that time is conducive for such projects. We also have experienced increased demand following the issuance of tax rebates by the government. If we do not stock or restock popular products in sufficient amounts such that we fail to meet increased customer demand, it could significantly affect our revenue and our future growth. Likewise, if we overstock products in anticipation of increased demand, we may be required to take significant inventory markdowns or write-offs and incur commitment costs, which could reduce profitability.

Vehicle miles driven, vehicle accident rates and insurance companies’ willingness to accept a variety of types of replacement parts in the repair process have fluctuated and may decrease, which could result in a decline of our revenues and negatively affect our results of operations.
We and our industry depend on the number of vehicle miles driven, vehicle accident rates and insurance companies’ willingness to accept a variety of types of replacement parts in the repair process. Decreased miles driven reduce the number of accidents and corresponding demand for crash parts, and reduce the wear and tear on vehicles with a corresponding reduction in demand for vehicle repairs and replacement or engine parts. If consumers were to drive less in the future and/or accident rates were to decline, as a result of higher gas prices, increased use of ride-shares, the advancement of driver assistance technologies, or otherwise, our sales may decline and our business and financial results may suffer.
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
The growing political and scientific sentiment is that global weather patterns are being influenced by increased levels of greenhouse gases in the earth’s atmosphere. This growing sentiment and the concern over climate change have led to legislative and regulatory initiatives aimed at reducing greenhouse gas emissions which warm the earth's atmosphere. These warmer weather conditions could result in a decrease in demand for auto parts in general. Moreover, proposals that would impose mandatory requirements on greenhouse gas emissions continue to be considered by policy makers in the United States. Laws enacted that directly or indirectly affect our suppliers (through an increase in the cost of production or their ability to produce satisfactory products) or our business (through an impact on our inventory availability, cost of sales, operations or demand for the products we sell) could adversely affect our business, financial condition, results of operations and cash flows. Significant increases in fuel economy requirements or new federal or state restrictions on emissions of carbon dioxide that may be imposed on vehicles and automobile fuels could adversely affect demand for vehicles, annual miles driven or the products we sell or lead to changes in automotive technology. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers. Our inability to respond to such changes could adversely impact the demand for our products and our business, financial condition, results of operations or cash flows.
The United States government may substantially increase border controls and impose restrictions on cross-border commerce that may substantially harm our business.
We purchase a substantial portion of our products from foreign manufacturers and other suppliers who source products internationally. Restrictions on shipping goods into the United States from other countries pose a substantial risk to our business. Particularly since the terrorist attacks on September 11, 2001, the United States government has substantially increased border surveillance and controls. In addition, President Trump has indicated he supports the implementation of tariffs on goods exported from overseas and it is possible he will introduce legislation supporting his position. If the United States were to impose further border controls and restrictions, impose quotas, tariffs or import duties, increase the documentation requirements applicable to cross border shipments or take other actions that have the effect of restricting the flow of goods from other countries to the United States, we may have greater difficulty acquiring our inventory in a timely manner, experience shipping delays, or incur increased costs and expenses, all of which would substantially harm our business and results of operations.

ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.

ITEM 2.     PROPERTIES
As of December 31, 2016, the total square footage of our leased office and distribution centers was 574,000 square feet. This includes approximately 531,000 square feet for our corporate headquarters located in Carson, California and distribution centers in LaSalle, Illinois and Chesapeake, Virginia; and approximately 43,000 square feet of office space in the Philippines. For additional information regarding our obligations under property leases, see “Note 10-Commitments and Contingencies” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

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
Market Information
Our common stock is being trading on the Nasdaq under the symbol “PRTS.” The table below sets forth the high and low sales prices of our common stock for the periods indicated:

	High	Low
2016:
Quarter ended April 2, 2016	$3.28	$2.35
Quarter ended July 2, 2016	4.39	2.58
Quarter ended October 1, 2016	4.49	3.21
Quarter ended December 31, 2016	3.66	2.40
2015:
Quarter ended April 4, 2015	$3.34	$2.07
Quarter ended July 4, 2015	2.71	1.50
Quarter ended October 3, 2015	2.43	1.87
Quarter ended January 2, 2016	2.99	1.92
On March 2, 2017, the last reported sale price of our common stock on the Nasdaq was $3.40 per share.
Holders
As of March 2, 2017, there were approximately 2,020 holders of record of our common stock.
Stock Performance Graph
The material in this section is not “soliciting material,” is not deemed “filed” with the SEC, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
The following graph shows a quarterly comparison of the total cumulative returns of an investment of $100 in cash on December 31, 2011, in (i) our common stock, (ii) the Morgan Stanley Technology Index, (iii) the S&P 500 Retail Index and (iv) NASDAQ Composite Index, in each case through December 31, 2016. The performance of our stock, the Morgan Stanley Technology Index, the S&P 500 Retail Index and the NASDAQ Composite Index have been obtained from online data available. We have used the available prices at the end of the week closest to the end of the period for the purposes of the graph. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The graph assumes that all common stock dividends have been reinvested (to date, we have not declared dividends on our common stock).

600
500
400
300
200
100
0
Index Value
12/31/11
03/31/12
06/30/12
09/30/12
12/31/12
03/31/13
06/30/13
09/30/13
12/31/13
03/31/14
06/30/14
09/30/14
12/31/14
03/31/15
06/30/15
09/30/15
12/31/15
03/31/16
06/30/16
09/30/16
12/31/16
Period Ending
Morgan Stanley Technology Index
S&P 500 Retail Index
NASDAQ Composite Index
US Auto Parts, Inc

Dividend Policy
No dividends on common stock were paid during the fiscal year ended December 31, 2016. We issued approximately $241,000 in common stock to our Series A Preferred shareholders during each of the fiscal years ended December 31, 2016 and January 2, 2016. We do not anticipate that we will declare or pay any cash dividends on our common stock in the foreseeable future; however, we will have to pay dividends to our preferred shareholders until such shares are redeemed or converted. We maintain an asset-based revolving credit facility with JPMorgan Chase Bank (the "Credit Agreement") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30 million subject to a borrowing base derived from certain of our receivables, inventory and property and equipment. The Credit Agreement requires us to obtain a prior written consent from JPMorgan Chase Bank when we determine to pay any dividends on or make any distribution with respect to our common stock. Under the Second Amendment to Credit Agreement dated March 25, 2013, we obtained written consent from JPMorgan Chase Bank to pay dividends on our Series A Preferred Shares. See “Liquidity and Capital Resources” in Item 7 of Part II included in this report for further information on the covenants under the secured Credit Agreement. Any future determination to pay cash dividends on our common stock will be subject to the above restriction, as well as restrictions under any other existing indebtedness, at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and other factors the Board of Directors deems relevant.
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Sales of Registered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We purchased the following shares of common stock for the fourth quarter of fiscal 2016, all of which were made as part of publicly announced plans or programs:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Oct 2 - Oct 29, 2016	—	—	—	—
Oct 30 - Nov 26, 2016	87,820	$2.89	87,820	—
Nov 27 - Dec 31, 2016	357,259	$3.14	357,259	—

(1) Stock repurchases were made pursuant to a stock repurchase program authorized by our Board of Directors on November 15, 2016. The program allows for the repurchase of up to $5.0 million of its common stock. All repurchases were made using cash resources. Stock repurchases may occur through open market purchases or pursuant to a 10b5-1 trading plan.

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

	52 Weeks Ended December 31, 2016 (“fiscal year 2016”)	52 Weeks Ended January 2, 2016 (“fiscal year 2015”)	53 Weeks Ended January 3, 2015 (“fiscal year 2014”) (1)	52 Weeks Ended December 28, 2013 (“fiscal year 2013”) (2)	52 Weeks Ended December 29, 2012 (“fiscal year 2012”) (3)
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$303,571	$291,091	$283,508	$254,753	$304,017
Cost of sales	211,289	207,657	205,058	180,620	212,379
Gross profit	92,282	83,434	78,450	74,133	91,638
Operating expenses:
Marketing	43,555	43,279	42,008	41,045	51,416
General and administrative	17,907	16,509	16,701	17,567	19,857
Fulfillment	22,975	20,237	20,368	18,702	22,265
Technology	5,843	5,000	4,863	5,128	6,274
Amortization of intangible assets	482	464	422	381	1,189
Impairment loss on goodwill	—	—	—	—	18,854
Impairment loss on property and equipment	—	—	—	4,832	1,960
Impairment loss on intangible assets	1,130	—	—	1,245	5,613
Total operating expenses	91,892	85,489	84,362	88,900	127,428
Income (loss) from operations	390	(2,055)	(5,912)	(14,767)	(35,790)
Other expense, net	(1,192)	(1,180)	(1,036)	(824)	(1,125)
Income (loss) before income taxes	(802)	(3,235)	(6,948)	(15,591)	(36,915)
Income tax (benefit) provision	(199)	(811)	138	43	(937)
Net income (loss)	(603)	(2,424)	(7,086)	(15,634)	(35,978)
Net loss attributable to noncontrolling interests	(1,334)	(1,143)	(207)	—	—
Net income (loss) attributable to U.S. Auto Parts	$731	$(1,281)	$(6,879)	$(15,634)	$(35,978)
Basic net income (loss) per share	$0.01	(0.04)	$(0.21)	$(0.48)	$(1.17)
Diluted net income (loss) per share	$0.01	(0.04)	$(0.21)	$(0.48)	$(1.17)
Shares used in computation of basic net loss per share	34,765	33,946	33,489	32,697	30,818
Shares used in computation of diluted net loss per share	36,207	33,946	33,489	32,697	30,818

(1)	Fiscal year 2014 included restructuring charges of $1.1 million and inventory write-downs of $0.9 million incurred due to the closure of our warehouse in Carson, California.

(2)	Fiscal year 2013 included severance charges of $0.7 million incurred due to a reduction in workforce during the first half of 2013.

(3)	Fiscal year 2012 included restructuring costs of $0.6 million related to severance charges incurred due to a reduction in workforce from the closure of our call center in La Salle, Illinois.

	December 31, 2016	January 2, 2016	January 3, 2015	December 28, 2013	December 29, 2012
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,643	$5,537	$7,653	$818	$1,030
Working capital	16,869	13,605	14,645	9,761	(4,027)
Total assets	82,134	83,756	82,907	69,182	88,877
Revolving loan payable	—	11,759	11,022	6,774	16,222
Current portion of long-term debt and capital leases	542	521	269	269	70
Long-term debt including capital leases, net of current portion	9,770	10,168	9,270	9,502	70
U.S. Auto Parts stockholders’ equity	22,853	20,340	19,277	20,866	27,644
Noncontrolling interests	469	1,803	2,946	—	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar Amounts in Thousands, Except Per Share Data, or as Otherwise Noted)

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
Overview
We are a leading online provider of aftermarket auto parts, including collision parts, engine parts, and performance parts and accessories. Our user-friendly websites provide customers with a broad selection of SKUs, with detailed product descriptions and photographs. Our proprietary product database maps our SKUs to product applications based on vehicle makes, models and years. We principally sell our products to individual consumers through our network of websites and online marketplaces. Through AutoMD.com, the Company also educates consumers on the maintenance and service of their vehicles. Our flagship consumer websites are located at www.autopartswarehouse.com, www.carparts.com, www.jcwhitney.com and www.AutoMD.com and our corporate website is located at www.usautoparts.net.
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
2.U.S. vehicle fleet expanding and aging. The average age of U.S. vehicles, an indicator of auto parts demand, rose to a record-high 11.5 years as of January 2016, according to IHS Automotive, a market analytics firm that expects the average age to remain at, or near record-highs through 2020. IHS expects the number of vehicles that are 12 years or older to increase by 15% by 2020. IHS found that the total number of light vehicles in operation in the U.S. has increased to record levels, with new vehicle registrations outpacing scrappage rates. We believe an increasing vehicle base and rising average age of vehicles will have a positive impact on overall aftermarket parts demand because older vehicles generally require more repairs. In many cases we believe these older vehicles are driven by do-it-yourself ("DIY") car owners who are more likely to handle any necessary repairs themselves rather than taking their car to the professional repair shop.
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
International Operations. In April 2007, we established offshore operations in the Philippines. Our offshore operations allow us to access a workforce with the necessary technical skills at a significantly lower cost than comparably experienced U.S.-based professionals. Our offshore operations are responsible for a majority of our website development, catalog management, and back office support. Our offshore operations also house our main call center. We had 768 employees in the
Philippines as of January 2, 2016. We had 748 employees in the Philippines as of December 31, 2016. We believe that the cost advantages of our offshore operations provide us with the ability to grow our business in a cost-effective manner.
AutoMD. In October 2008, we acquired AutoMD for the purpose of developing content and a user community to educate consumers on maintenance and service of their vehicles. The AutoMD.com site provides auto information, with tools for diagnosing car troubles, locating repair shops, estimating the cost of repairs, accessing recalls and technical service bulletins, reading do-it-yourself (“DIY”) repair guides, and getting questions answered in the automotive enthusiast community forum. In 2013, AutoMD launched its Insta-Quotes! program which used real time data to estimate auto repair costs for consumers, and in 2014, we sold a non-controlling interest in AutoMD to outside investors and certain of our existing shareholders.  In the first quarter of 2017, AutoMD repurchased the non-controlling interests and closed down the Insta-Quotes! program.  Following the redemptions, AutoMD filed for dissolution and all of the remaining assets of AutoMD will be distributed to the Company except for certain cash reserved for creditors of AutoMD.  We intend to utilize the AutoMD assets as part our media business going forward.
Key Metrics. To understand revenue generation through our network of e-commerce websites and online marketplaces, we monitor several key business metrics, including the following:

	52 Weeks Ended December 31, 2016	52 Weeks Ended January 2, 2016	53 Weeks Ended January 3, 2015
Unique Visitors (millions) [1]	117.9	116.7	119.8
E-commerce Orders (thousands)	2,161	2,043	2,010
Online Marketplace Orders (thousands)	1,265	1,061	1,049
Total Online Orders (thousands)	3,426	3,104	3,059
E-commerce Average Order Value	$104	$109	$111
Online Marketplace Average Order Value	$69	$71	$66
Total Online Average Order Value	$91	$96	$96
Revenue Capture [1]	84.8%	85.6%	85.0%
Conversion [1]	1.83%	1.75%	1.68%

[1]	Excludes online marketplaces and media properties (e.g. AutoMD).
Unique Visitors: A unique visitor to a particular website represents a user with a distinct IP address that visits that particular website. We define the total number of unique visitors in a given month as the sum of unique visitors to each of our websites during that month. We measure unique visitors to understand the volume of traffic to our websites and to track the effectiveness of our online marketing efforts. The number of unique visitors has historically varied based on a number of factors, including our marketing activities and seasonality. Included in the unique visitors are mobile device based customers, who are becoming an increasing part of our business. Shifting consumer behavior and technology enhancements indicates that customers are becoming more inclined to purchase auto parts through their mobile devices. User sophistication and technological advances have increased consumer expectations around the user experience on mobile devices, including speed of response, functionality, product availability, security, and ease of use. We believe enhancements to online solutions specifically catering to mobile based shopping can result in an increase in the number of orders and revenues. We believe an increase in unique visitors to our websites will result in an increase in the number of orders. We seek to increase the number of unique visitors to our websites by attracting repeat customers and improving search engine marketing and other internet marketing activities. During fiscal year 2016, our unique visitors increased by 1.0% compared to the fiscal year 2015 primarily due to an increase in paid traffic, partially offset by a decrease in organic traffic, as described in further detail under “—Executive Summary” below.
Total Number of Orders: We monitor the total number of orders as an indicator of future revenue trends. During the fiscal year 2016, the total number of orders was up by 10.4% compared to the fiscal year 2015, with e-commerce and online marketplace orders up by 5.8% and 19.2%, respectively. We believe e-commerce and online marketplace orders improved through an enhanced customer experience, greater product selection and certain strategic pricing initiatives. We recognize revenue associated with an order when the products have been delivered, consistent with our revenue recognition policy.
Average Order Value: Average order value represents our net sales on a placed orders basis for a given period of time divided by the total number of orders recorded during the same period of time. During the fiscal year 2016, our average order value decreased by 5.2% when compared to the fiscal year 2015 primarily due to a mix shift towards more private label sales. We seek to increase the average order value as a means of increasing net sales. Average order values vary depending upon a number of factors, including the components of our product offering, the order volume in certain online sales channels, mix changes between private label and branded, macro-economic conditions, and the competition online.
Revenue Capture: Revenue capture is the amount of actual dollars retained after taking into consideration returns, credit card declines and product fulfillment. During the fiscal year 2016, our revenue capture decreased by 0.9% to 84.8% compared to 85.6% in fiscal year 2015.
Conversion: Conversion is the number of orders as a rate to the total number of unique visitors. This rate indicates how well we convert a visitor to a customer sales order. During fiscal year 2016, our conversion improved by 4.6% to 1.83% in fiscal year 2016 compared to 1.75% in fiscal year 2015.
Executive Summary
For fiscal 2016, Base USAP (which excludes AutoMD) generated net sales of $303,324, compared with $290,833 for fiscal year 2015, representing an increase of 4.3%. Base USAP net income for fiscal 2016 was $2,973, compared to a net loss of $136 for fiscal 2015. We generated Adjusted EBITDA, or net income before net interest expense, income tax provision, depreciation and amortization expense and amortization of intangible assets, plus share-based compensation expense, impairment loss and restructuring costs ("Adjusted EBITDA"), of $14,024 in fiscal 2016 compared to $10,029 in fiscal 2015. Adjusted EBITDA, which is not a Generally Accepted Accounting Principle (GAAP) measure, is presented because management uses it as one measure of the Company’s operating performance, as it assists in comparing the Company’s operating performance on a consistent basis by removing the impact of stock compensation expense, as well as items that are not expected to be recurring. Internally, this non-GAAP measure is also used by management for planning purposes, including the preparation of internal budgets; for allocating resources to enhance financial performance; and for evaluating the effectiveness of operational strategies. The Company also believes that such measure is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income, or as an alternative to cash flows as a measure of the Company’s overall liquidity, as presented in the Company’s consolidated financial statements. Further, the Adjusted EBITDA measure shown may not be comparable to similarly titled measures used by other companies. Refer to the table presented below for reconciliation of net loss to Adjusted EBITDA.

For fiscal 2016, AutoMD generated net sales of $247 compared to $258 in fiscal 2015. AutoMD's net loss was $3,576 for fiscal 2016, which included a non-cash impairment charge of $1,130 relating to the impairment of certain AutoMD software, compared to a net loss of $2,288 for fiscal 2015. AutoMD's Adjusted EBITDA was negative $1,354 in fiscal 2016 compared to negative $1,663 in fiscal 2015.
Total revenues increased in fiscal 2016 compared to fiscal 2015 primarily due to growth in our online sales. Our online sales, which include our e-commerce, online marketplace sales channels and online advertising, contributed 91.0% of total revenues, and our offline sales, which consist of our Kool-Vue™ and wholesale operations, contributed 9.0% of total revenues. Our online sales for fiscal year 2016 increased by $11,395, or 4.3%, to $276,116 compared to $264,721 in fiscal 2015 primarily due to an increase in unique visitors as well as conversion, resulting in a 10.4% increase in the total number of orders. Our offline sales increased by $1,080, or 4.1%, to $27,451 compared to the same period last year due to an expanded drop ship customer base.
Like most e-commerce retailers, our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. Historically, marketing through search engines provided the most efficient opportunity to reach millions of online auto part buyers. We are included in search results through paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our websites. Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. We have had a history of success with our search engine marketing techniques, which gave our different websites preferred positions in search results. Search engines, like Google, revise their algorithms from time to time in an attempt to optimize their search results. During the last few years, Google has changed its search results ranking algorithm. In some cases our unique visitor count, and therefore our financial results, were negatively impacted by these changes. We continue to address the ongoing changes to the Google methodology, and during the fiscal year 2016, our unique visitor count increased by 1.2 million, or 1.0%, to 117.9 million unique visitors compared to 116.7 million unique visitors in fiscal 2015 primarily due to an increase in paid traffic, partially offset by lower organic traffic. As in the past we expect Google will continue to make changes in their search engine algorithms to improve their user experience. As we are significantly dependent upon search engines for our website traffic, if we are unable to address these ongoing changes and attract unique visitors, our business and results of operations will be harmed.
Total expenses, which primarily consisted of cost of sales and operating costs, increased in fiscal year 2016 compared to the same period in 2015. Components of our cost of sales and operating costs are described in further detail under — “Basis of Presentation” below.
In 2016, we made positive strides towards achieving our strategic goals and in 2017 we will continue to pursue these strategies to continue our positive sales growth, improve gross profit while reducing operating costs as percent of sales:

•
We expect to continue positive e-commerce growth by providing unique catalog content and providing better content on our websites with the goal of improving our ranking on the search results. In addition, we intend to improve mobile enabled websites to take advantage of shifting consumer behaviors. We expect revenue trends to remain positive in 2017.

•
We continue to work to improve the website purchase experience for our customers by (1) helping our customers find the parts they want to buy by reducing failed searches and increasing user purchase confidence; (2) implementing guided navigation and custom buying experiences specific to strategic part names; and (3) increasing order size across our sites through improved recommendation engines. In addition, we intend to build mobile enabled features to take advantage of shifting consumer behaviors. These efforts may increase the conversion rate of our visitors to customers, the total number of orders and average order value, and the number of repeat purchases, as well as contribute to our revenue growth.

•
We continue to work towards becoming one of the preferred low price options in the market for aftermarket auto parts and accessories. We also continue to offer lower prices by increasing foreign sourced private label products as they are generally less expensive and we believe provide better value for the consumer. We believe our product offering can improve the conversion rate of visitors to our websites, grow our revenues and improve our margins.

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

Overall, we expect revenue growth and increased net income in 2017 compared to 2016, due to the above initiatives we expect to continue to follow in 2017.
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

	Fifty-two weeks ended December 31, 2016
	Base USAP	AMD	Consolidated
	(In thousands)
Net sales	$303,324	$247	$303,571
Cost of sales	211,277	12	211,289
Gross profit	92,047	235	92,282
Operating expenses:
Marketing	41,104	2,451	43,555
General and administrative	17,629	278	17,907
Fulfillment	22,975	—	22,975
Technology	5,625	218	5,843
Amortization of intangible assets	449	33	482
Impairment loss on intangible assets	—	1,130	1,130
Total operating expenses	87,782	4,110	91,892
Income (loss) from operations	4,265	(3,875)	390
Other income (expense):
Other income, net	46	—	46
Interest expense	(1,238)	—	(1,238)
Total other expense	(1,192)	—	(1,192)
Income (loss) before income taxes	3,073	(3,875)	(802)
Income tax (benefit) provision	100	(299)	(199)
Net income (loss)	$2,973	$(3,576)	$(603)

Net income (loss)	$2,973	$(3,576)	$(603)
Depreciation & amortization	6,351	1,159	7,510
Amortization of intangible assets	449	33	482
Interest expense, net	1,219	—	1,219
Taxes	100	(299)	(199)
EBITDA	$11,092	$(2,683)	$8,409
Stock comp expense	$2,932	$199	$3,131
Impairment loss on intangible assets	—	1,130	1,130
Adjusted EBITDA	$14,024	$(1,354)	$12,670

Capital expenditures	5,414	939	6,353
Total assets, net of accumulated depreciation	78,094	4,040	82,134

	Fifty-two weeks ended January 2, 2016
	Base USAP	AMD	Consolidated
	(In thousands)
Net sales	$290,833	$258	$291,091
Cost of sales	207,657	—	207,657
Gross profit	83,176	258	83,434
Operating expenses:
Marketing	40,218	3,061	43,279
General and administrative	16,325	184	16,509
Fulfillment	20,237	—	20,237
Technology	4,833	167	5,000
Amortization of intangible assets	431	33	464
Total operating expenses	82,044	3,445	85,489
Income (loss) from operations	1,132	(3,187)	(2,055)
Other income (expense):
Other income, net	36	—	36
Interest expense	(1,216)	—	(1,216)
Total other expense	(1,180)	—	(1,180)
Loss before income taxes	(48)	(3,187)	(3,235)
Income tax provision (benefit)	88	(899)	(811)
Net loss	$(136)	$(2,288)	$(2,424)

Net loss	$(136)	$(2,288)	$(2,424)
Depreciation & amortization	6,141	1,369	7,510
Amortization of intangible assets	431	33	464
Interest expense, net	1,208	—	1,208
Taxes	88	(899)	(811)
EBITDA	$7,732	$(1,785)	$5,947
Stock comp expense	$2,297	$122	$2,419
Adjusted EBITDA	10,029	(1,663)	8,366

Capital expenditures	6,701	1,079	7,780
Total assets, net of accumulated depreciation	78,092	5,664	83,756

	Fifty-three weeks ended January 3, 2015
	Base USAP	AMD	Consolidated
	(In thousands)
Net sales	$283,211	$297	$283,508
Cost of sales	205,058	—	205,058
Gross profit	78,153	297	78,450
Operating expenses:
Marketing	39,574	2,434	42,008
General and administrative	16,697	4	16,701
Fulfillment	20,368	—	20,368
Technology	4,826	37	4,863
Amortization of intangible assets	422	—	422
Total operating expenses	81,887	2,475	84,362
Loss from operations	(3,734)	(2,178)	(5,912)
Other income (expense):
Other income, net	65	—	65
Interest expense	(1,101)	—	(1,101)
Total other expense	(1,036)	—	(1,036)
Loss before income taxes	(4,770)	(2,178)	(6,948)
Income tax provision	137	1	138
Net loss	$(4,907)	$(2,179)	$(7,086)

Net loss	$(4,907)	$(2,179)	$(7,086)
Depreciation & amortization	7,230	1,693	8,923
Amortization of intangible assets	422	—	422
Interest expense, net	1,101	—	1,101
Taxes	137	1	138
EBITDA	$3,983	$(485)	$3,498
Stock comp expense	$2,367	$4	$2,371
Inventory write-down related to Carson closure (1)	897	—	897
Restructuring costs (2)	1,137	—	1,137
Adjusted EBITDA	$8,384	$(481)	$7,903

Capital expenditures	4,237	1,319	5,556
Total assets, net of accumulated depreciation	74,414	8,493	82,907

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
Segment Data
The Company operates in two reportable segments identified as Base USAP, which is the core auto parts business, and AutoMD, an online automotive repair source which has closed down its Insta-Quotes! program subsequent to year end. Segment information is prepared on the same basis that our chief executive officer, who is our chief operating decision maker, manages the segments, evaluates financial results, and makes key operating decisions. Management evaluates the performance of its operating segments based on net sales, gross profit and loss from operations. The accounting policies of the operating segments are the same as those described in “Note 1 - Summary of Significant Accounting Policies” of our Notes to

Consolidated Financial Statements. Operating income represents earnings before other income, interest expense and income taxes. The identifiable assets by segment disclosed in this note are those assets specifically identifiable within each segment.

Results of Operations
The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Net sales	100.0%	100.0%	100.0%
Cost of sales	69.6	71.3	72.3
Gross profit	30.4	28.7	27.7
Operating expenses:
Marketing	14.3	14.9	14.8
General and administrative	5.9	5.7	5.9
Fulfillment	7.6	7.0	7.2
Technology	1.9	1.7	1.7
Amortization of intangible assets	0.2	0.2	0.1
Impairment loss on intangible assets	0.4	—	—
Total operating expenses	30.3	29.5	29.7
Income (loss) from operations	0.1	(0.8)	(2.0)
Other income (expense):
Interest expense	(0.4)	(0.4)	(0.4)
Total other expense	(0.4)	(0.4)	(0.4)
Loss before income taxes	(0.3)	(1.2)	(2.4)
Income tax (benefit) provision	(0.1)	(0.3)	—
Net loss	(0.2)%	(0.9)%	(2.4)%

Fifty-Two Weeks Ended December 31, 2016 Compared to the Fifty-Two Weeks Ended January 2, 2016
Net Sales and Gross Margin

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	$ Change	% Change
	(in thousands)
Net sales	$303,571	$291,091	$12,480	4.3%
Cost of sales	211,289	207,657	3,632	1.7%
Gross profit	$92,282	$83,434	$8,848	10.6%
Gross margin	30.4%	28.7%		1.7%
Net sales increased $12,480, or 4.3%, for fiscal year 2016 compared to fiscal year 2015. Our net sales consisted of online sales, which include our e-commerce sites, online marketplace sales channels and online advertising, representing 91.0% of the total for fiscal year 2016 (compared to 90.9% in fiscal year 2015), and offline sales, representing 9.0% of the total for fiscal year 2016 (compared to 9.1% in fiscal year 2015). The net sales increase was due to an increase of $11,395, or 4.3%, in online sales and a $1,080, or 4.1%, increase in offline sales. Online sales increased primarily due to an increase in unique visitors, resulting in an increase in the number of orders.
Gross profit increased $8,848, or 10.6%, in fiscal year 2016 compared to fiscal year 2015. Gross margin increased 1.7% to 30.4% in fiscal year 2016 compared to 28.7% in fiscal year 2015. Gross margin increased in fiscal year 2016 compared to fiscal year 2015 primarily due to a favorable mix shift of private label sales compared to last year as well as strategic pricing initiatives, freight efficiencies and lower shipping supply costs.

Marketing Expense

	Fiscal Year Ended		$ Change	% Change
	December 31, 2016	January 2, 2016
	(in thousands)
Marketing expense	$43,555	$43,279	$276	0.6%
Percent of net sales	14.3%	14.9%		(0.6)%
Total marketing expense increased $276, or 0.6%, for fiscal year 2016 compared to fiscal year 2015. As a percent to net sales, total marketing expense was 14.3% for fiscal 2016 compared to 14.9% for fiscal year 2015. Online advertising expense, which includes catalog costs, was $22,616, or 8.2%, of online sales for fiscal year 2016, compared to $20,251, or 7.7%, of online sales for fiscal year 2015. Online advertising expense increased primarily due to increases in our non-catalog online advertising costs to $21,198 or 7.0% of net sales for fiscal 2016 compared to $18,524, or 6.4% of net sales for fiscal 2015. This increase relates primarily to the increase in the proportion of paid traffic compared to organic traffic. Marketing expense, excluding online advertising, was $20,935, or 6.9%, of net sales for fiscal year 2016, compared to $23,028, or 7.9%, of net sales for fiscal year 2015. The decrease was primarily due to a decrease in depreciation and amortization, overhead and labor cost.

General and Administrative Expense

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	$ Change	% Change
	(in thousands)
General and administrative expense	$17,907	$16,509	$1,398	8.5%
Percent of net sales	5.9%	5.7%		0.2%
General and administrative expense increased $1,398, or 8.5%, for fiscal year 2016 compared to fiscal year 2015. The increase for fiscal year 2016 as compared to fiscal year 2015 was primarily due to increased depreciation and amortization.
Fulfillment Expense

	Fiscal Year Ended		$ Change	% Change
	December 31, 2016	January 2, 2016
	(in thousands)
Fulfillment expense	$22,975	$20,237	$2,738	13.5%
Percent of net sales	7.6%	7.0%		0.6
Fulfillment expense increased $2,738, or 13.5%, for fiscal year 2016 compared to fiscal year 2015 and increased as a percent of sales primarily due to increased fixed and variable wages as well as increased depreciation and amortization.
Technology Expense

	Fiscal Year Ended		$ Change	% Change
	December 31, 2016	January 2, 2016
	(in thousands)
Technology expense	$5,843	$5,000	$843	16.9%
Percent of net sales	1.9%	1.7%		0.2%
Technology expense increased $843, or 16.9%, for fiscal year 2016 compared to fiscal year 2015. The increase was primarily due to higher computer support costs to support increased sales, as well as increased overhead.
Amortization of Intangible Assets

	Fiscal Year Ended		$ Change	% Change
	December 31, 2016	January 2, 2016
	(in thousands)
Amortization of intangible assets	$482	$464	$18	3.9%
Percent of net sales	0.2%	0.2%		—%
Amortization of intangibles increased $18, or 3.9% for fiscal 2016 compared to fiscal 2015. Amortization of intangible assets remained flat as a percent of net sales during fiscal 2016.
Impairment loss on Intangible Assets

	Fiscal Year Ended		$ Change	% Change
	December 31, 2016	January 2, 2016
	(in thousands)
Impairment loss on intangible assets	$1,130	$—	$1,130	100.0%
Percent of net sales	0.4%	—%		0.4%

Impairment loss on intangible assets consists of a non-cash impairment charge during fiscal year 2016 in the amount of $1,130, related to AutoMD Software. During fiscal 2015 there was no impairment loss on intangible assets. See further detail in "Note 1- Summary of Significant Accounting Policies and Nature of Operations”, “Note 3 – Fair Value Measurements” and “Note 5- Intangible Assets, net” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report and under “Critical Accounting Policies and Estimates” section below.
Total Other Expense, Net

	Fiscal Year Ended		$ Change	% Change
	December 31, 2016	January 2, 2016
	(in thousands)
Other expense, net	$(1,192)	$(1,180)	$12	1.0%
Percent of net sales	(0.4)%	(0.4)%		—

Total other expense, net increased $12, or 1.0%, for fiscal year 2016 compared to fiscal year 2015. Total other expense increased during fiscal year 2016 compared to fiscal year 2015 primarily due to increased costs due to a higher letters of credit balance. (See further detail in “Note 6 – Borrowings” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report).
Income Tax Provision

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	$ Change	% Change
	(in thousands)
Income tax provision	$(199)	$(811)	$612	(75.5)%
Percent of net sales	(0.1)%	(0.3)%		0.2%
We have a full valuation allowance against our net deferred income tax assets due to our past history of operating losses. In fiscal years 2016 and 2015, we recorded an addition of $579 and $329, respectively, to our valuation allowance. Income tax benefit in 2016 and 2015 relate primarily to the change in the outside basis difference of the Company's investment in AutoMD (see below).
Income tax (benefit) provision differs from the amount that would result from applying the federal statutory rate as follows (in thousands):

	Fiscal Year Ended
	December 31, 2016	January 2, 2016
Income tax at U.S. federal statutory rate	$(273)	$(1,100)
Share-based compensation	316	50
State income tax, net of federal tax effect	(559)	672
Foreign tax	20	(18)
Basis difference in subsidiary equity	(267)	(820)
Other	(15)	76
Change in valuation allowance	579	329
Effective income tax provision	$(199)	$(811)
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
As of December 31, 2016, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. At December 31, 2016, federal and state net operating loss (“NOL”) carryforwards were $75,261 and $83,027, respectively. Federal NOL carryforwards of $2,690 were acquired in the acquisition of WAG which are subject to Internal Revenue Code section 382 and limited to an annual usage limitation of $135. Additionally, the tax benefit of $41 of the federal and state NOL carryforwards which was created by the exercise of stock options will be credited to additional paid-in-capital once recognized. Federal NOL carryforwards began to expire in 2029, while state NOL carryforwards begin to expire in 2016. The amounts of State NOL's expiring in the next five years and thereafter are disclosed under Income Taxes in the Critical Accounting Policies and Estimates section below.
As a result of the October 8, 2014 sale of equity, AutoMD was not included in the consolidated state and federal tax filings of the Company for fiscal year 2016. For the fiscal year ended December 31, 2016, the effective tax rate for AutoMD was (7.7%). AutoMD's effective tax rate differs from the U.S. federal statutory rate primarily as a result of the recording of a $1,183 valuation allowance against the Company's net deferred tax assets. At December 31, 2016, AutoMD had NOLs of approximately $7,506 for federal tax purposes that begin to expire in 2031. These amounts are included in the consolidated figures presented above. AutoMD state NOLs were not material as of December 31, 2016.
Fifty-Two Weeks Ended January 2, 2016 Compared to the Fifty-Three Weeks Ended January 3, 2015
Net Sales and Gross Margin

	Fiscal Year Ended
	January 2, 2016	January 3, 2015	$ Change	% Change
	(in thousands)
Net sales	$291,091	$283,508	$7,583	2.7%
Cost of sales	207,657	205,058	2,599	1.3%
Gross profit	$83,434	$78,450	$4,984	6.4%
Gross margin	28.7%	27.7%		1.0%
Net sales increased $7,583, or 2.7%, for fiscal year 2015 compared to fiscal year 2014. Our net sales consisted of online sales, representing 90.9% of the total for fiscal year 2015 (compared to 90.7% in fiscal year 2014), and offline sales, representing 9.1% of the total for fiscal year 2015 (compared to 9.3% in fiscal year 2014). The net sales increase was due to an increase of $7,561, or 2.9%, in online sales, and a $21, or 0.1%, increase in offline sales. Online sales increased primarily due to improvement in conversion, resulting in a 1.5% increase in number of orders.
Gross profit increased $4,984, or 6.4%, in fiscal year 2015 compared to fiscal year 2014. Gross margin increased 1.0% to 28.7% in fiscal year 2015 compared to 27.7% in fiscal year 2014. Gross margin primarily increased in fiscal year 2015 compared to fiscal year 2014 due a favorable mix shift of private label sales compared to last year as well as strategic pricing initiatives, freight efficiencies and lower shipping supply costs, partially offset by lower margin in our offline revenue. In addition, gross margin improved due to the unfavorable impact to fiscal 2014's margin as a result of the restructuring charges related to the distribution facility closure in Carson, California.
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
Fulfillment Expense

	Fiscal Year Ended		$ Change	% Change
	January 2, 2016	January 3, 2015
	(in thousands)
Fulfillment expense	$20,237	$20,368	$(131)	(0.6)%
Percent of net sales	7.0%	7.2%		(0.2)%
Fulfillment expense decreased $131, or 0.6%, for fiscal year 2015 compared to fiscal year 2014 and declined as a percent of sales primarily because 2014 included severance costs of $414 and labor related and other restructuring charges of approximately $145 associated with the closure of our Carson warehouse in 2014.
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
Amortization of intangible assets increased by $42, or 10.0%, for fiscal 2015 compared to fiscal 2014. The increase was primarily due to the purchase of intangible assets during fiscal 2015.
Total Other Expense, Net

	Fiscal Year Ended		$ Change	% Change
	January 2, 2016	January 3, 2015
	(in thousands)
Other expense, net	$(1,180)	$(1,036)	$144	13.9%
Percent of net sales	(0.4)%	(0.4)%		—%
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
Liquidity and Capital Resources
Sources of Liquidity
During the fifty-two weeks ended December 31, 2016, we primarily funded our Base USAP operations with cash and cash equivalents generated from operations as well as through borrowing under our credit facility, and primarily funded our AutoMD operating segment using the cash investment from third-party investors. We had cash and cash equivalents of $6,643 as of December 31, 2016, representing a $1,106 increase from $5,537 of cash and cash equivalents as of January 2, 2016. The cash increase was primarily due to cash provided by operating activities.

As of December 31, 2016, the Company had $6,643 of cash and cash equivalents, including $3,972 that was restricted to be used only for general operating purposes of AutoMD unless otherwise approved by AutoMD’s Board of Directors. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our credit facility will be sufficient to finance both our Base USAP and AutoMD operating segments through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).

As of December 31, 2016, our credit facility provided for a revolving commitment of up to $30,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment. (see “Debt and Available Borrowing Resources” below).
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

On October 8, 2014, AutoMD entered into a common stock purchase agreement to sell seven million shares of AutoMD common stock at a purchase price of $1.00 per share to third party investors. On October 19, 2016, the Company purchased two million shares of AutoMD common stock at a purchase price of $1.00 per share pursuant to its funding milestone obligation under the common stock purchase agreement. In addition, on January 26, 2017, AutoMD entered into a redemption agreement with third-party investors to redeem an aggregate of 5.0 million shares of AutoMD common stock for a purchase price of $1,292. On March 6, 2017, following a review of various business and strategic options, AutoMD entered into a dissolution agreement with its two remaining minority stockholders pursuant to which the Company repurchased the remaining shares of common stock from minority stockholders for a purchase price of $1,194 in consideration for terminating the prior investor agreements. Following the redemptions, AutoMD filed for dissolution and all of the remaining assets of AutoMD will be distributed to the Company, except for certain cash reserved for creditors of AutoMD. The Company estimates that AutoMD will incur approximately $2.1 million in charges related to severance and other contractual obligations that could impact cash during the first quarter of fiscal 2017.
Working Capital
As of December 31, 2016 and January 2, 2016, our working capital was $16,869 and $13,605, respectively. Our revolving loan does not require principal payments, however it is classified as current due to certain U.S. GAAP requirements (see “Debt and Available Borrowing Resources” below for further details). The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.
Cash Flows
The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for fiscal year 2016, 2015 and 2014, respectively (in thousands):

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Net cash provided by operating activities	$21,571	$5,745	$1,243
Net cash used in investing activities	(6,477)	(7,792)	(5,730)
Net cash (used in) provided by financing activities	(13,954)	(105)	11,311
Effect of exchange rate changes on cash	(34)	36	11
Net increase (decrease) in cash and cash equivalents	$1,106	$(2,116)	$6,835

Operating Activities
Cash provided by operating activities is primarily comprised of net loss, adjusted for non-cash activities such as depreciation and amortization expense, amortization of intangible assets, impairment losses and share-based compensation expense. These non-cash adjustments represent charges reflected in net income and, therefore, to the extent that non-cash items increase or decrease our operating results, there will be no corresponding impact on our cash flows. Net loss adjusted for non-cash adjustments to operating activities was $10,891 (adjusted for non-cash charges primarily consisting of depreciation and amortization expense of $7,510) for the period ended December 31, 2016 compared to $7,134 (adjusted for non-cash charges primarily consisting of depreciation and amortization expense of $7,510) for the period ended January 2, 2016. After excluding the effects of the non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities.

•
Accounts receivable increased to $3,266 at December 31, 2016 from $3,236 at January 2, 2016, resulting in an increase in operating assets and reflecting a cash outflow of $30 for the fiscal year ended December 31, 2016. Accounts receivable increased primarily due to decreases in trade and credit card receivables due related to timing of collections during the year end holiday season. Accounts receivable decreased to $3,236 at January 2, 2016 from $3,804 at January 3, 2015, resulting in a decrease in operating assets and reflecting a cash inflow of $568 for the fiscal year ended January 2, 2016. Accounts receivable decreased primarily due to decreases in trade and credit card receivables due related to timing of collections during the year end holiday season.

•
Inventory decreased to $50,904 at December 31, 2016 from $51,216 at January 2, 2016, resulting in a decrease in operating assets and reflecting a cash inflow of $312 for the fiscal year ended December 31, 2016. Inventory increased to $51,216 at January 2, 2016 from $48,362 at January 3, 2015, resulting in an increase in operating assets and reflecting a cash outflow of $2,854 for the fiscal year ended January 2, 2016.

•
Accounts payable and accrued expenses increased to $40,557 at December 31, 2016 compared to $32,790 at January 2, 2016 resulting in an increase in operating liabilities and reflecting a cash inflow of $7,767 for the fiscal year ended December 31, 2016. Accounts payable and accrued expenses increased primarily due to an increase in accounts payable of $8,174, partially offset by a decrease in accrued expenses of $407. Accounts payable and accrued expenses decreased to $32,790 at January 2, 2016 compared to $33,109 at January 3, 2015 resulting in a decrease in operating liabilities and reflecting a cash outflow of $319 for the fiscal year ended January 2, 2016. Accounts payable and accrued expenses decreased primarily due to the decrease in accrued expenses of $480, partially offset by an increase in accounts payable of $161.

•
Other current liabilities increased to $1,972 at December 31, 2016 compared to $1,276 at January 2, 2016, resulting in an increase in operating liabilities and reflecting a cash inflow of $696 for the fiscal year ended December 31, 2016. Other current liabilities increased primarily due to an increase in deferred warranty revenues. Other current liabilities increased to $1,276 at January 2, 2016 compared to $3,505 at January 3, 2015, resulting in an increase in operating liabilities and reflecting a cash inflow of $349 for the fiscal year ended January 2, 2016. Other current liabilities increased due to an increase in customer deposits.

Investing Activities
For the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, net cash used in investing activities was primarily the result of increases in property and equipment ($6,353, $7,780 and $5,556 respectively). Property and equipment is primarily internally developed software. Capitalized costs include amounts directly related to website and software development, primarily payroll and payroll related costs for employees and outside contractors who are directly associated with and devote time to the internal use software project. We expect our capital expenditures to be flat or slightly higher in fiscal 2017 compared to fiscal 2016.
Financing Activities
For the fiscal year ended December 31, 2016, net cash used in financing activities was primarily due to the net payments made on debt, totaling $11,758. For the fiscal year ended January 2, 2016, net cash used in financing activities was primarily due to primarily due to the payments made on debt, totaling $14,900. (see further discussion in “Debt and Available Borrowing Resources” below).
For the fiscal year ended January 3, 2015, net cash provided by financing activities was primarily due to gross proceeds of $7,000 received from the sale of 35.9% of AutoMD's outstanding common stock and the net draws made on debt, totaling $4,248.
Debt and Available Borrowing Resources
Total debt was $10,312 as of December 31, 2016 (comprised of capital lease payable), compared to $22,448 (comprised of capital lease payable and revolving loan payable) as of January 2, 2016. The decrease was primarily due to a reduction in the amount outstanding under our credit facility from January 2, 2016 to December 31, 2016, as further described below.
The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. At December 31, 2016, our outstanding revolving loan balance was $0. The customary events of default under the Credit Facility (discussed below) include certain subjective acceleration clauses. Management has determined the likelihood of an acceleration is more than remote, considering the recurring losses experienced by the Company. As a result, any outstanding borrowings under the Credit Facility would be classified as a current liability.

On November 15, 2016, the Company and JPMorgan Chase Bank, N.A. (“JPMorgan”) entered into the Tenth Amendment to Credit Agreement and Third Amendment to Pledge and Security Agreement (the “Amendment”), which amended the Credit Agreement previously entered into by the Company, certain of its domestic subsidiaries and JPMorgan on April 26, 2012 (as amended, the “Credit Agreement”) and the Pledge and Security Agreement previously entered into by the Company, certain of its domestic subsidiaries and JPMorgan on April 26, 2012. Pursuant to the Amendment, letters of credit can be issued if after giving effect to such issuance, the letters of credit exposure shall not exceed $20,000, which was an increase from the previously agreed upon $15,000. As of December 31, 2016, our outstanding letters of credit balance was $11,658.
The following amendments to the Credit Agreement and Security Agreement were also made under the Tenth
Amendment:

•The aggregate principal amount of indebtedness that is permitted related to capital leases was increased from $2,000 to $3,500.
•The Company’s letters of credit exposure was increased from $15,000 to $20,000.
•Under the terms of the Security Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three consecutive business days, and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment).
•The Company’s required excess availability related to the “Covenant Testing Trigger Period” (as defined under the Credit Agreement) under the revolving commitment under the Credit Agreement is less than $2,400 for the period commencing on any day that excess availability is less than $2,400 for three consecutive business days, and continuing until excess availability has been greater than or equal to $2,400 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment).
•The trigger, requiring the Company to provide certain reports under the Credit Agreement, relating to excess availability under the revolving commitment under the Credit Agreement is less than $3,600 for the period commencing on any day that excess availability is less than $3,600 for three consecutive business days, and continuing until excess availability has been greater than or equal to $3,600 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment).
Loans drawn under the credit facility bear interest at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.25%, or (b) a “base rate” subject to an increase or reduction by up to 0.25% per annum based on the Company's fixed charge coverage ratio. At December 31, 2016, the Company’s LIBOR based interest rate was 2.06% (on $0 principal) and the Company’s prime based rate was 3.50% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly.
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
Events of default under the Credit Agreement include: failure to timely make payments due under the Credit Agreement; material misrepresentations or misstatements under the Credit Agreement and other related agreements; failure to comply with covenants under the Credit Agreement and other related agreements; certain defaults in respect of other material indebtedness; insolvency or other related events; certain defaulted judgments; certain ERISA-related events; certain security interests or liens under the loan documents cease to be, or are challenged by the Company or any of its subsidiaries as not being, in full force and effect; any loan document or any material provision of the same ceases to be in full force and effect; and certain criminal indictments or convictions of any Loan Party. As of December 31, 2016, the Company was in compliance with all covenants under the Credit Agreement.
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
As of December 31, 2016, the Company had total capital leases payable of $10,312. The present value of the net minimum payments on capital leases as of December 31, 2016 is as follows:

Total minimum lease payments	$17,947
Less amount representing interest	(7,635)
Present value of net minimum lease payments	10,312
Current portion of capital leases payable	542
Capital leases payable, net of current portion	$9,770
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
Contractual Obligations
The following table sets forth our contractual cash obligations and commercial commitments as of December 31, 2016:

	Payment Due By Period (in thousands)
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	4,696	1,453	2,693	550	—
Capital lease obligations (2)	17,947	1,285	2,623	2,091	11,948

(1)
Commitments under operating leases relate primarily to our leases on our principal facility in Carson, California, our distribution centers in Chesapeake, Virginia and La Salle, Illinois, and our call center in the Philippines.

(2)	Commitments under capital leases include the lease for our LaSalle distribution facility and equipment lease agreements which include interest.

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

Fair Value Measurements. We account for fair value measurements in accordance with ASC Topic 820 - Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, provides a framework for measuring fair value and provides the disclosure requirements for fair value measurements. ASC 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1 - defined as observable inputs such as quoted prices in active markets; Level 2 - defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 - defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
Inventory. Inventory consists of finished goods available-for-sale. We purchase inventory from suppliers both domestically and internationally, primarily in Taiwan and China. We believe that our products are generally available from more than one supplier, and we maintain multiple sources for many of our products, both internationally and domestically. We offer a broad line of auto parts for automobiles, trucks, motorcycles and recreational vehicles from model years 1965 to 2016. Because of the continued demand for our products, we primarily purchase products in bulk quantities to take advantage of quantity discounts and to ensure inventory availability.
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
Long-Lived Assets and Intangibles. We acquire tangible and intangible assets in the normal course of business. We evaluate the recoverability of the carrying amount of these long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with ASC Topic 360- Property, Plant, and Equipment (“ASC 360”). Management assesses potential impairments whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will result when the carrying value exceeds the undiscounted cash flows estimated to result from the use and eventual disposition of the asset. We continually use judgment when applying these impairment rules to determine the timing of the impairment tests, undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. The reasonableness of our judgments could significantly affect the carrying value of our long-lived assets. During the fourth quarter of 2016, the Company recognized an impairment loss on intangible assets of $1,130 related to the impairment of AutoMD Software. During fiscal years 2015 and 2014 no adverse events related to the Company's financial performance were identified which would have indicated property and equipment and intangibles subject to amortization may not be recoverable.

Income Taxes. The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When appropriate, a valuation reserve is established to reduce deferred tax assets, which include tax credits and loss carry forwards, to the amount that is more likely than not to be realized. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. We consider the following possible sources of taxable income when assessing the realization of our deferred tax assets:

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
The valuation of deferred tax assets requires judgment and assessment of the future tax consequences of events that have been recorded in the financial statements or in the tax returns, and our future profitability represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations. Due to our combined cumulative three-year adjusted loss position, it was determined that it was not more likely than not that we would realize our net deferred tax assets. As of January 3, 2015, the valuation allowance was $45,867, after recording an additional valuation allowance of $2,358 in fiscal year 2014. As of January 2, 2016, the valuation allowance was $46,196, after recording an additional valuation allowance of $329 in fiscal year 2015. As of December 31, 2016, the valuation allowance was $46,775, after recording an additional valuation allowance of $579 in fiscal year 2016.
Over the past twelve quarters the Company has been in a position of overall cumulative losses however, there is a possibility that sometime next year we will be able to demonstrate overall cumulative income in the trailing twelve quarters. While this factor does not in and of itself indicate that the valuation allowance or a portion of the allowance should be removed, it is an indicator that needs to be considered in the evaluation of the valuation allowance. Other factors will also need to be assessed including the future projections of taxable income and the Company’s ability to accurately project such taxable income. As such, the Company will be continuously reassessing the appropriateness of releasing the valuation allowance.
As of December 31, 2016, federal and state NOL carryforwards were $75,261 and $83,027, respectively. Federal NOL carryforwards of $2,690 were acquired in the acquisition of WAG which are subject to Internal Revenue Code section 382 and limited to an annual usage limitation of $135. Federal NOL carryforwards begin to expire in 2029, while state NOL carryforwards begin to expire in 2017. The state NOL carryforwards expire in the respective tax years as follows (in thousands):

2017	$6,930
2018	1,132
2019	7,646
2020	2,121
2021	4,050
Thereafter	61,148
$83,027

We utilize a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of December 31, 2016, we had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.
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
The Company accounts for equity instruments issued in exchange for the receipt of services from non-employee directors in accordance with the provisions of ASC 718. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 505-50 - Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. Equity instruments awarded to non-employees are periodically re-measured as the underlying awards vest unless the instruments are fully vested, immediately exercisable and non-forfeitable on the date of grant.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk. Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial commodity market prices and rates. We are exposed to market risk primarily in the area of changes in U.S. interest rates and conditions in the credit markets. We also have some exposure related to foreign currency fluctuations. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We do not have any derivative financial instruments as of December 31, 2016. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities and mutual funds that hold debt securities.
Interest Rate Risk. Our investment securities generally consist of mutual funds. As of December 31, 2016, our investments were comprised of $30 of investments in mutual funds that primarily hold debt securities.
As of December 31, 2016, we had a $0 outstanding balance under a revolving loan under our credit facility. The interest rate on this loan is computed based on a LIBOR and Prime loan rate, adjusted by features specified in our loan agreement. At our debt level as of December 31, 2016, a 100 basis point increase in interest rates would not materially affect our earnings and cash flows. If, however, we are unable to meet the covenants in our loan agreement, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate. There can be no assurance that any renegotiated terms of credit would not materially impact our earnings. At December 31, 2016, our LIBOR based interest rate was 2.06% per annum (on $0 principal) and our Prime based rate was 3.50% per annum (on $0 principal). Refer to additional discussion in Item 7, under the caption “Liquidity and Capital Resources – Debt and Available Borrowing Resources” and in “Note 6 – Borrowings” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.
Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. dollar weakens year-over-year relative to currencies in our international locations, our consolidated gross profit would be lower and operating expenses would be higher than if currencies had remained constant. Likewise, if the U.S. dollar strengthens year-over-year relative to currencies in our international locations, our consolidated gross profit would be higher and operating expenses would be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos, and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, a fluctuation of 10% in the Peso/U.S. dollar exchange rate would have approximately a $1.0 million impact on our Philippine operating expenses for the fifty-two weeks ended December 31, 2016. During fiscal 2014 we hedged a portion of our forecasted foreign currency exposure associated with operating expenses incurred in the Philippines. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. As of December 31, 2016, we had no hedges in place. We are evaluating our options on how to manage this risk and considering various methods to mitigate such risk. Our Canadian website sales are denominated in Canadian dollars; however, fluctuations in exchange rates from these operations are only expected to have a nominal impact on our operating results due to the relatively small number of sales generated in Canada. We believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this Item 8 are set forth in Part IV, Item 15 of this report and are hereby incorporated into this Item 8 by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016 pursuant to Rule 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objectives for which they were designed and operated at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). We assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment was conducted utilizing our documentation of policies and procedures, risk control matrices, gap analysis, key process walk-throughs and management’s knowledge of and interaction with its controls and testing of our key controls.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on such assessment and criteria, management has concluded that the internal controls over financial reporting were effective, and were operating at the reasonable assurance level as of December 31, 2016.
Changes in Internal Control Over Financial Reporting
The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

ITEM 9B.     OTHER INFORMATION

On March 6, 2017, AutoMD entered into a dissolution agreement with each of Oak Investment Partners XI, Limited Partnership (“Oak”) and the Sol Khazani Living Trust (the “Trust”), pursuant to which AutoMD redeemed 1.5 million and 0.5 million shares of its common stock, respectively, for a purchase price of $895 and $299, respectively.  In connection with the dissolution agreement, each of the prior investor agreements entered into between AutoMD, on the one hand, and Oak and the Trust, on the other, were terminated.   Fredric W. Harman and Sol Khazani, each a current director of the Company and AutoMD, are affiliated with Oak and the Trust, respectively.  The foregoing description of the terms of the dissolution agreement are qualified in their entirety by reference to the dissolution agreement, which is attached hereto as Exhibit 10.55.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a)Identification of Directors. The information under the caption “Election of Directors,” appearing in the Proxy Statement (“Proxy Statement”), is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2016.
(b) Identification of Executive Officers and Certain Significant Employees. The information under the caption “Executive Compensation and Other Information—Executive Officers,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2016.
(c) Compliance with Section 16(a) of the Exchange Act. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2016.
(d) Code of Ethics. The information under the caption “Corporate Governance – Code of Ethics and Business Conduct,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2016.
(e) Board Committees. The information under the caption “Corporate Governance — Board Committees and Meetings,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2016.

ITEM 11.     EXECUTIVE COMPENSATION
The information under the caption “Executive Compensation and Other Information”, appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the captions “Securities Authorized for Issuance Under Equity Compensation Plans” and “Ownership of Securities by Certain Beneficial Owners and Management,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the captions “Corporate Governance — Director Independence” and “Certain Relationships and Related Transactions,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2016.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the caption “Fees Paid to Independent Registered Public Accounting Firm,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2016.

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

2.1
Stock Purchase Agreement executed August 2, 2010 among the Acquisition Sub, WAG, Riverside and the other stockholders of WAG (incorporated by reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2010)

3.1
Second Amended and Restated Certificate of Incorporation of U.S. Auto Parts Network, Inc. as filed with the Delaware Secretary of State on February 14, 2007 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

3.2
Amended and Restated Bylaws of U.S. Auto Parts Network, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007)

3.3
Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of U.S. Auto Parts Network, Inc. (incorporated by reference to the Current Report on Form 8-K filed on March 25, 2013)

3.4
Amendment to Amended and Restated Bylaws of U.S. Auto Parts Network, Inc. (incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K file with the Securities and Exchange Commission on March 11, 2016)

4.1*	Specimen common stock certificate

10.1+*	U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan

10.2+*	Form of Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.3+*	Form of Notice of Grant of Stock Option under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.4+*	Form of Acceleration Addendum to Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.5+*	U.S. Auto Parts Network, Inc. 2007 Omnibus Plan and Form of Award Agreements

10.6+	2016 Independent Director Compensation Plan

10.7+
Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2016)

10.8+
Employment Agreement dated March 23, 2015 between U.S. Auto Parts Network, Inc. and Neil Watanabe (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2015).

10.9+
Employment Agreement dated May 20, 2015 between U.S. Auto Parts Network, Inc. and David Eisler (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2016)

10.10+
Employment Agreement dated February 14, 2014 between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2014)

10.11+
Non-Qualified Stock Option Agreement dated October 15, 2007 between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.12+
Non-Qualified Stock Option Agreement dated October 15, 2007 (performance grant) between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

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
10.16
Contract of Lease dated January 7, 2010 by and between U.S. Autoparts Network Philippines Corporation and Robinsons Land Corporation (incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2010)

10.17
Agreement of Sublease dated September 22, 2011 by and between the Company and Timec Company Inc. ((incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q filed with the Securities Exchange and Commission on November 9, 2011)

10.18
First Amendment to Agreement of Sublease, dated June 1, 2016, between the Company and Broadspectrum Downstream Services, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2016)

10.19+
U.S. Auto Parts Network Inc. Director Payment Election Plan (incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2011)

10.20
Credit Agreement, dated April 26, 2012, by and between U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2012)

10.21
First Amended Credit Agreement, effective as of March 12, 2013, by and between U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.78 to the Annual Report on Form 10-K for the fiscal year ended December 29, 2012 filed with the Securities Exchange Commission on March 25, 2013)

10.22
Second Amended Credit Agreement, effective as of March 25, 2013, by and between U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to exhibit 10.79 to the Current Report on Form 8-k filed with the Securities and Exchange Commission on March 25, 2013)

10.23
Purchase and Sale Agreement dated April 17, 2013 by and among Whitney Automotive Group, Inc. and STORE Capital Acquisitions, LLC (incorporated by reference to the Current Report on Form 8-K filed on April 23, 2013)

10.24	Lease Agreement dated April 17, 2013 by and among U.S. Auto Parts Network, Inc. and STORE Master Funding III, LLC (incorporated by reference to the Current Report on Form 8-K filed on April 23, 2013)

10.25+	Form of Stock Unit Award Agreement (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2014)

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

10.28
Fourth Amendment to Credit Agreement dated August 4, 2014 by and between U.S. Auto Parts Network, Inc., certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014)

10.29
Common Stock Purchase Agreement, dated October 8, 2014, by and among AutoMD, Inc., U.S. Auto Parts Network, Inc., Muzzy-Lyon Auto Parts, Inc., Manheim Investments, Inc., Oak Investment Partners XI, L.P. and the Sol Khazani Living Trust (incorporated by reference to the Current Report on Form 8-K filed on October 9, 2014)

10.30
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
10.33
Fifth Amendment to Credit Agreement and First Amendment to Pledge and Security Agreement, dated October 8, 2014, by and among U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A (incorporated by reference to the Current Report on Form 8-K filed on October 9, 2014)

10.34
Sixth Amendment to Credit Agreement and First Amendment to Pledge and Security Agreement, dated January 2, 2015, by and among U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A (incorporated by reference to the Current Report on Form 8-K filed on January 5, 2015)

10.35
Seventh Amendment to Credit Agreement and Second Amendment to Pledge and Security Agreement, dated March 24, 2015, by and among U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 13, 2015)

10.36
Eighth Amendment to Credit Agreement and Third Amendment to Pledge and Security Agreement, dated February 5, 2016, by and among U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2016)

10.37
Ninth Amendment to Credit Agreement, dated May 6, 2016, by and among U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 10, 2016)

10.38
Tenth Amendment to Credit Agreement and Fourth Amendment to Pledge and Security Agreement, dated November 15, 2016, by and among U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 15, 2016)

10.39+
Form of Performance Restricted Stock Unit Award Agreement under the U.S. Auto Parts Network, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2016)

10.40+
Form of Performance Cash Bonus Award Agreement under the U.S. Auto Parts Network, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2016)

10.41+	AutoMD, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2016)

10.42+
AutoMD, Inc. Stock Option Grant Notice and Option Agreement, dated January 29, 2015, between AutoMD, Inc. and Shane Evangelist (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2016)

10.43
Deed of Lease dated February 4, 2016 by and between U.S. Auto Parts Network, Inc. and Liberty Property Limited Partnership (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2016)

10.44+	U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2016)

10.45+
Form of Employee Option Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2016)

10.46+
Form of Director Option Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2016)

10.47+
Form of Restricted Stock Unit Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2016)

10.48+
Form of Performance Restricted Stock Unit Award Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2017)

10.49+
Form of Performance Cash Bonus Award Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2017)

Exhibit No.	Description
10.50+
Form of Director and Section 16 Officer Restricted Stock Unit Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2017)

10.51+
Redemption Agreement, dated January 26, 2017 by and among AutoMD, Inc., Federal-Mogul Motorparts Corporation, and Muzzy-Lyon Auto Parts, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2017)

10.52+
Redemption Agreement, dated January 26, 2017 by and among AutoMD, Inc. and Manheim Investments, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2017)

10.53+
Release Agreement, dated January 26, 2017 by and among AutoMD, Inc., U.S. Auto Parts Network, Inc., Muzzy-Lyon Auto Parts, Inc., Federal-Mogul Motorparts Corporation, Manheim Investments, Inc., Oak Investment Partners XI, L.P. and the Sol Khazani Living Trust (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2017)

10.54+	Deferred Compensation Plan

10.55	Dissolution Agreement, dated March 6, 2017, by and among AutoMD, Inc., Oak Investment Partners XI, L.P. and the Sol Khazani Living Trust.

21.1	Subsidiaries of U.S. Auto Parts Network, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date:	March 7, 2017	U.S. AUTO PARTS NETWORK, INC.

		By:	/s/ Shane Evangelist
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Shane Evangelist	Chief Executive Officer and Director	March 7, 2017
Shane Evangelist	(principal executive officer)

/s/ Neil Watanabe	Chief Financial Officer	March 7, 2017
Neil Watanabe	(principal financial and accounting officer)

/s/ Robert J. Majteles	Chairman of the Board	March 7, 2017
Robert J. Majteles

/s/ Joshua L. Berman	Director	March 7, 2017
Joshua L. Berman

/s/ Fredric W. Harman	Director	March 7, 2017
Fredric W. Harman

/s/ Jay K. Greyson	Director	March 7, 2017
Jay K. Greyson

/s/ Sol Khazani	Director	March 7, 2017
Sol Khazani

/s/ Warren B. Phelps III	Director	March 7, 2017
Warren B. Phelps III

/s/ Barbara Palmer	Director	March 7, 2017
Barbara Palmer

/s/ Bradley E. Wilson	Director	March 7, 2017
Bradley E. Wilson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
U.S. Auto Parts Network, Inc.

We have audited the accompanying consolidated balance sheets of U.S. Auto Parts Network, Inc. and subsidiaries (the Company) as of December 31, 2016 and January 2, 2016, and the related consolidated statements of operations and other comprehensive operations, stockholders’ equity and cash flows for each of the two fiscal years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Auto Parts Network, Inc. and subsidiaries as of December 31, 2016 and January 2, 2016, and the results of their operations and their cash flows each of the two fiscal years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP
Los Angeles, CA
March 6, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
U.S. Auto Parts Network, Inc.
Carson, CA

We have audited the accompanying consolidated statements of operations and comprehensive operations, stockholders’ equity, and cash flows for the year ended January 3, 2015 of U.S. Auto Parts Network, Inc. and subsidiaries (the Company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of U.S. Auto Parts Network, Inc. and subsidiaries operations and cash flows for the year ended January 3, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, CA
March 19, 2015 (March 9, 2016, as to the disclosure of the approximate distribution of Base USAP online revenue by product type for fiscal year 2014 included in Note 15 - Segment Information)

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par and Per Share Liquidation Value)

	December 31, 2016	January 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$6,643	$5,537
Short-term investments	30	65
Accounts receivable, net of allowances of $36 and $17 at December 31, 2016 and January 2, 2016, respectively	3,266	3,236
Inventory	50,904	51,216
Other current assets	2,815	2,475
Total current assets	63,658	62,529
Property and equipment, net	16,478	18,431
Intangible assets, net	969	1,476
Other non-current assets	1,029	1,320
Total assets	$82,134	$83,756
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,697	$25,523
Accrued expenses	6,860	7,267
Revolving loan payable	—	11,759
Current portion of capital leases payable	542	521
Customer deposits	3,718	2,578
Other current liabilities	1,972	1,276
Total current liabilities	46,789	48,924
Capital leases payable, net of current portion	9,770	10,168
Deferred income taxes	156	944
Other non-current liabilities	2,097	1,577
Total liabilities	58,812	61,613
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; $1.45 per share liquidation value or aggregate of $6,017; 4,150 shares authorized; 4,150 and 4,150 shares issued and outstanding at December 31, 2016 and January 2, 2016, respectively	4	4
Common stock, $0.001 par value; 100,000 shares authorized; 35,068 and 34,137 shares issued and outstanding at December 31, 2016 and January 2, 2016, respectively (445 of which are treasury stock)	35	34
Treasury stock	(1,376)	—
Additional paid-in-capital	180,153	176,873
Accumulated other comprehensive income	557	440
Accumulated deficit	(156,520)	(157,011)
Total stockholders’ equity	22,853	20,340
Noncontrolling interest	469	1,803
Total equity	23,322	22,143
Total liabilities and equity	$82,134	$83,756
See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(In Thousands, Except Per Share Data)

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Net sales	$303,571	$291,091	$283,508
Cost of sales (1)	211,289	207,657	205,058
Gross profit	92,282	83,434	78,450
Operating expenses:
Marketing	43,555	43,279	42,008
General and administrative	17,907	16,509	16,701
Fulfillment	22,975	20,237	20,368
Technology	5,843	5,000	4,863
Amortization of intangible assets	482	464	422
Impairment loss on intangibles	1,130	—	—
Total operating expenses	91,892	85,489	84,362
Income (loss) from operations	390	(2,055)	(5,912)
Other income (expense):
Other income, net	46	36	65
Interest expense	(1,238)	(1,216)	(1,101)
Total other expense, net	(1,192)	(1,180)	(1,036)
Loss before income taxes	(802)	(3,235)	(6,948)
Income tax (benefit) provision	(199)	(811)	138
Net loss including noncontrolling interests	(603)	(2,424)	(7,086)
Net loss attributable to noncontrolling interests	(1,334)	(1,143)	(207)
Net income (loss) attributable to U.S. Auto Parts	731	(1,281)	(6,879)
Other comprehensive income attributable to U.S. Auto Parts, net of tax:
Foreign currency translation adjustments	9	36	20
Actuarial gain (loss) on defined benefit plan	110	44	(106)
Unrealized loss on investments	(2)	—	—
Total other comprehensive income (loss) attributable to U.S. Auto Parts	117	80	(86)
Comprehensive income (loss) attributable to U.S. Auto Parts	$848	$(1,201)	$(6,965)
Basic net income (loss) per share	$0.01	$(0.04)	$(0.21)
Diluted net income (loss) per share	0.01	(0.04)	(0.21)
Shares used in computation of basic net income (loss) per share	34,765	33,946	33,489
Shares used in computation of diluted net income (loss) per share	36,207	33,946	33,489

(1)
Excludes depreciation and amortization expense which is included in marketing, general and administrative and fulfillment expense as described in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations”.

See accompanying notes to consolidated financial statements.

U.S AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Preferred Stock		Common Stock		Additional Paid-in- Capital	Treasury Stock	Preferred Stock Dividend Distributable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
Balance, December 28, 2013	4,150	4	33,352	$33	$168,693	$—	60	$446	(148,370)	$20,866	—	20,866
Issuance of shares of Auto MD common stock	—	—	—	—	2,512	—	—	—	—	2,512	3,153	5,665
Net loss	—	—	—	—	—	—	—	—	(6,879)	(6,879)	(207)	(7,086)
Issuance of common stock in connection with preferred stock dividends	—	—	107	—	300	—	(300)	—	—	—	—	—
Issuance of shares in connection with stock option exercises	—	—	144	—	295	—	—	—	—	295	—	295
Issuance of shares in connection with restricted stock units vesting	—	—	21	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,569	—	—	—	—	2,569	—	2,569
Common stock dividend distributable on Series A Preferred Stock	—	—	—	—	—	—	240		(240)	—	—	—
Actuarial loss on defined benefit plan	—	—	—	—	—	—	—	(106)	—	(106)	—	(106)
Effect of changes in foreign currencies	—	—	—	—	—	—	—	20	—	20	—	20
Balance, January 3, 2015	4,150	4	33,624	33	174,369	—	—	360	(155,489)	19,277	2,946	22,223
Net loss	—	—	—	—	—	—	—	—	(1,281)	(1,281)	(1,143)	(2,424)
Issuance of common stock in connection with preferred stock dividends	—	—	103	—	241	—	(241)	—	—	—	—	—
Issuance of shares in connection with stock option exercises	—	—	301	—	135	—	—	—	—	135	—	135
Issuance of shares in connection with restricted stock units vesting	—	—	397	—	(809)	—	—	—	—	(809)	—	(809)
Minimum tax withholding on RSU's	—	—	(151)	1	450	—	—	—	—	451	—	451
Minimum tax withholdings on Options exercised	—	—	(139)	—	(80)	—	—	—	—	(80)	—	(80)
Share-based compensation	—	—	—	—	2,565	—	—	—	—	2,565	—	2,565
Issuance of shares in connection with BOD fees	—	—	2	—	2	—	—	—	—	2	—	2
Common stock dividend distributable on Series A Preferred Stock	—	—	—	—	—	—	241		(241)	—	—	—

Actuarial loss on defined benefit plan	—	—	—	—	—	—	—	44	—	44	—	44
Effect of changes in foreign currencies	—	—	—	—	—	—	—	36	—	36	—	36
Balance, January 2, 2016	4,150	4	34,137	34	176,873	—	—	440	(157,011)	20,340	1,803	22,143
Net income (loss)	—	—	—	—	—	—	—	—	731	731	(1,334)	(603)
Issuance of common stock in connection with preferred stock dividends	—	—	37	—	120	—	(120)	—	—	—	—	—
Issuance of shares in connection with stock option exercises	—	—	442	—	908	—	—	—	—	908	—	908
Issuance of shares in connection with restricted stock units vesting	—	—	774	1	(1,897)	—	—	—	—	(1,896)	—	(1,896)
Minimum tax withholding on RSU's	—	—	(335)	—	927	—	—	—	—	927	—	927
Issuance of shares in connection with BOD Fees	—	—	3	—	9	—	—	—	—	9	—	9
Issuance of stock awards	—	—	10	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	3,213	—	—	—	—	3,213	—	3,213
Cash Dividend on preferred stock	—	—	—	—	—	—	—	—	(120)	(120)	—	(120)
Treasury Stock	—	—	—	—	—	(1,376)	—	—	—	(1,376)	—	(1,376)
Common stock dividend distributable on Series A Preferred Stock	—	—	—	—	—	—	120		(120)	—	—	—
Actuarial gain on defined benefit plan	—	—	—	—	—	—	—	110	—	110	—	110
Unrealized (loss) gain on investments, net of tax	—	—	—	—	—		—	(2)	—	(2)	—	(2)
Effect of changes in foreign currencies	—	—	—	—	—	—	—	9	—	9	—	9
Balance, December 31, 2016	4,150	$4	35,068	$35	$180,153	$(1,376)	$—	$557	$(156,520)	$22,853	$469	$23,322
See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Operating activities
Net loss including noncontrolling interests	$(603)	$(2,424)	$(7,086)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	7,510	7,510	8,923
Amortization of intangible assets	482	464	422
Deferred income taxes	(838)	(906)	74
Share-based compensation expense	3,131	2,419	2,371
Stock awards issued for non-employee director service	9	2	—
Impairment loss on intangible assets	1,130	—	—
Amortization of deferred financing costs	70	82	81
Gain from disposition of assets	—	(13)	(96)
Changes in operating assets and liabilities:
Accounts receivable	(30)	568	1,105
Inventory	312	(2,854)	(11,412)
Other current assets	(255)	262	471
Other non-current assets	203	225	(39)
Accounts payable and accrued expenses	7,906	119	6,992
Other current liabilities	1,775	475	(302)
Other non-current liabilities	769	(184)	(261)
Net cash provided by operating activities	21,571	5,745	1,243
Investing activities
Additions to property and equipment	(6,353)	(7,780)	(5,556)
Proceeds from sale of property and equipment	—	13	27
Cash paid for intangibles	(125)	(25)	(200)
Proceeds from sale of marketable securities and investments	1	—	745
Purchases of marketable securities and investments	—	—	(746)
Net cash used in investing activities	(6,477)	(7,792)	(5,730)
Financing activities
Proceeds from revolving loan payable	13,727	15,637	19,506
Payments made on revolving loan payable	(25,485)	(14,900)	(15,258)
Proceeds from sale of equity in subsidiary	—	—	7,000
Payments on capital leases	(587)	(438)	(232)
Treasury stock purchases	(1,387)	—	—
Statutory tax withholding payment for share-based compensation	(969)	(438)	—
Proceeds from exercise of stock options	908	134	295
Payment of liabilities related to financing activities	(100)	(100)	—
Preferred stock dividends paid	(61)	—	—
Net cash (used in) provided by financing activities	(13,954)	(105)	11,311
Effect of exchange rate changes on cash	(34)	36	11
Net change in cash and cash equivalents	1,106	(2,116)	6,835
Cash and cash equivalents, beginning of period	5,537	7,653	818
Cash and cash equivalents, end of period	$6,643	$5,537	$7,653
Supplemental disclosure of non-cash investing and financing activities:
Accrued asset purchases	$744	$708	$1,232
Accrued intangible asset purchases	—	125	—
Property acquired under capital lease	211	1,588	—
Preferred stock dividends declared and not paid	60	—	—
Unrealized loss on investments	(2)	—	—
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$89	$104	$60
Cash paid during the period for interest	1,077	1,145	1,029
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
Fiscal Year
The Company’s fiscal year is based on a 52/53 week fiscal year ending on the Saturday closest to December 31. The fiscal years ended December 31, 2016 (fiscal year 2016) and January 2, 2016 (fiscal year 2015) are both 52 week periods. The fiscal year ended January 3, 2015 (fiscal year 2014) is a 53 week period.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its subsidiaries in which it has a controlling interest. On October 8, 2014, AutoMD, Inc. ("AutoMD") sold seven million shares of its common stock to third-party investors, reducing the Company’s ownership interest in AutoMD to 64.1%. In October 2016, the Company purchased an additional two million shares of AutoMD common stock pursuant to its funding milestone obligations under the common stock purchase agreement, increasing the Company's ownership interest in AutoMD to 67.4%. On January 26, 2017, AutoMD entered into redemption agreements with certain third-party investors to redeem an aggregate of five million shares of AutoMD common stock for a purchase price of $1,292. The redemption agreements increased the Company's ownership interest in AutoMD to 87.9% of AutoMD's outstanding common stock. The remaining 12.1% of AutoMD controlled by third-party investors was repurchased on March 6, 2017. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All inter-company transactions between and among the Company and its consolidated subsidiaries have been eliminated in consolidation.
Basis of Presentation
During fiscal year 2016, the Company’s revenues increased 4.3% from fiscal 2015 after having increased in fiscal year 2015 by 2.7% from fiscal year 2014. In fiscal year 2016, the Company generated net income of $731, after incurring net losses of $1,281 and $6,879 in fiscal years 2015 and 2014, respectively. Based on our current operating plan, we believe that our existing cash, cash equivalents, short-term investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months. Should the Company’s operating results not meet expectations in 2017, it could negatively impact our liquidity as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell assets or seek additional equity or additional debt financing in the future. There can be no assurance that we would be able to raise such additional financing or engage in such additional asset sales on acceptable terms, or at all. If revenues were to decline and we incur net losses because our strategies to return to consistent profitability are not successful or otherwise, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations.

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

Inventory
Inventories consist of finished goods available-for-sale and are stated at the lower of cost or market value, determined using the first-in first-out (“FIFO”) method. The Company purchases inventory from suppliers both domestically and internationally, and routinely enters into supply agreements with Asia-Pacific based suppliers of private label products and U.S.–based suppliers who are primarily drop-ship vendors. The Company believes that its products are generally available from more than one supplier and seeks to maintain multiple sources for its products, both internationally and domestically. The Company primarily purchases products in bulk quantities to take advantage of quantity discounts and to ensure inventory availability. Inventory is reported at the lower of cost or market, adjusted for slow moving, obsolete or scrap product. Inventory at December 31, 2016 and January 2, 2016 included items in-transit to our warehouses, in the amount of $9,767 and $12,241, respectively.
Website and Software Development Costs
The Company capitalizes certain costs associated with website and software developed for internal use according to ASC 350-50 - Intangibles – Goodwill and Other – Website Development Costs and ASC 350-40 Intangibles – Goodwill and Other – Internal-Use Software, when both the preliminary project design and testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website and software development such as payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use software project. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. These amounts are amortized on a straight-line basis over two to three years once the software is placed into service. The Company capitalized website and software development costs of $4,977 and $5,664 during fiscal year 2016 and 2015, respectively. At December 31, 2016 and January 2, 2016, our internally developed website and software costs amounted to $22,366 and $22,745, respectively, and the related accumulated amortization and impairment amounted to $18,520 and $17,669, respectively.
Long-Lived Assets and Intangibles Subject to Amortization
The Company accounts for the impairment and disposition of long-lived assets, including intangibles subject to amortization, in accordance with ASC - 360 Property, Plant and Equipment (“ASC 360”). Management assesses potential impairments whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. An impairment loss will result when the carrying value exceeds the undiscounted cash flows estimated to result from the use and eventual disposition of the asset or asset group. Impairment losses will be recognized in operating results to the extent that the carrying value exceeds the discounted future cash flows estimated to result from the use and eventual disposition of the asset or asset group. The Company continually uses judgment when applying these impairment rules to determine the timing of the impairment tests, undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset or asset group. The reasonableness of our judgments could significantly affect the carrying value of our long-lived assets. During the fourth quarter of 2016, the Company recognized an impairment loss on intangible assets of $1,130 related to the impairment of AutoMD software. As of January 2, 2016 and January 3, 2015, the Company’s long-lived assets did not indicate a potential impairment under the provisions of ASC 360, therefore no impairment charges were recorded for either fiscal 2015 of fiscal 2014.
Deferred Catalog Expenses
Deferred catalog expenses consist of third-party direct costs including primarily creative design, paper, printing, postage and mailing costs for all Company direct response catalogs. Such costs are capitalized as deferred catalog expenses and are amortized over their expected future benefit period. Each catalog is fully amortized within nine months. Deferred catalog expenses are included in other current assets and amounted to $160 and $256 at December 31, 2016 and January 2, 2016, respectively.
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
Revenue from sales of advertising is recorded when performance requirements of the related advertising program agreement are met. For each of the fiscal years ended 2016, 2015 and 2014, the advertising revenue represented approximately 1%, of our total revenue.
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
Sales discounts are recorded in the period in which the related sale is recognized. Sales return allowances are estimated based on historical amounts and are recorded upon recognizing the related sales. Credits are issued to customers for returned products. Credits for returned products amounted to $23,876, $23,543, and $24,903 for fiscal year 2016, 2015 and 2014, respectively.

No customer accounted for more than 10% of the Company’s net sales.
The following table provides an analysis of the allowance for sales returns and the allowance for doubtful accounts (in thousands):

	Balance at Beginning of Period	Charged to Revenue, Cost or Expenses	Deductions	Balance at End of Period
Fifty-Two Weeks Ended December 31, 2016
Allowance for sales returns	$1,009	$23,804	$(23,876)	$937
Allowance for doubtful accounts	17	254	(235)	36
Fifty-Two Weeks Ended January 2, 2016
Allowance for sales returns	$897	$23,655	$(23,543)	$1,009
Allowance for doubtful accounts	41	29	(53)	17
Fifty-Three Weeks Ended January 3, 2015
Allowance for sales returns	$893	$24,907	$(24,903)	$897
Allowance for doubtful accounts	213	64	(236)	41
Cost of Sales
Cost of sales consists of the direct costs associated with procuring parts from suppliers and delivering products to customers. These costs include direct product costs, outbound freight and shipping costs, warehouse supplies and warranty costs, partially offset by purchase discounts and cooperative advertising. Total freight and shipping expense included in cost of sales for fiscal year 2016, 2015 and 2014 was $41,937, $41,250, and $40,428, respectively. Depreciation and amortization expenses are excluded from cost of sales and included in marketing, general and administrative and fulfillment expenses.
Warranty Costs
The Company or the vendors supplying its products provide the Company’s customers limited warranties on certain products that range from 30 days to lifetime. Historically, the Company’s vendors have been the party primarily responsible for warranty claims. Standard product warranties sold separately by the Company are recorded as deferred revenue and recognized ratably over the life of the warranty, ranging from one to five years. The Company also offers extended warranties that are imbedded in the price of selected private label products sold. The product brands that include the extended warranty coverage are offered at three different service levels: (a) a five year unlimited product replacement, (b) a five year one-time product replacement, and (c) a three year one-time product replacement. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on each product’s historical return rate and historical warranty cost. The standard and extended warranty obligations are recorded as warranty liabilities and included in other current liabilities in the consolidated balance sheets. For the fiscal year 2016 and 2015, the activity in the aggregate warranty liabilities was as follows (in thousands):

	December 31, 2016	January 2, 2016
Warranty liabilities, beginning of period	$110	$218
Adjustments to preexisting warranty liabilities	—	(109)
Additions to warranty liabilities	918	53
Reductions to warranty liabilities	(139)	(52)
Warranty liabilities, end of period	$889	$110
Marketing Expense
Marketing costs, including advertising, are expensed as incurred. The majority of advertising expense is paid to internet search engine service providers and internet commerce facilitators. For fiscal year 2016, 2015 and 2014, the Company recognized advertising costs of $22,616, $20,251 and $18,485, respectively. Marketing costs also include depreciation and amortization expense and share-based compensation expense.

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
Share-Based Compensation
The Company accounts for share-based compensation in accordance with ASC 718 - Compensation – Stock Compensation (“ASC 718”). All share-based payment awards issued to employees are recognized as share-based compensation expense in the financial statements based on their respective grant date fair values, and are recognized within the statement of comprehensive income or loss as marketing, general and administrative, fulfillment or technology expense, based on employee departmental classifications. Under this standard, compensation expense for both time-based and performance-based restricted stock units is based on the closing stock price of our common shares on the date of grant, and is recognized on a straight-line basis over the requisite service period. Compensation expense for performance-based awards is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. Compensation expense for stock options is based on the fair value estimated on the date of grant using an option pricing model, and is recognized over the vesting period of three to four years. The Company currently uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards for such stock options, which is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.
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
The Company accounts for equity instruments issued in exchange for the receipt of services from non-employee directors in accordance with the provisions of ASC 718. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 505-50 - Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. Equity instruments awarded to non-employees are periodically re-measured as the underlying awards vest unless the instruments are fully vested, immediately exercisable and non-forfeitable on the date of grant.
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
Income Taxes
The Company accounts for income taxes in accordance with ASC 740 - Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When appropriate, a valuation allowance is established to reduce deferred tax assets, which include tax credits and loss carry forwards, to the amount that is more likely than not to be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, tax planning strategies and recent financial operations.
The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of December 31, 2016, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.
Taxes Collected from Customers and Remitted to Governmental Authorities
We present taxes collected from customers and remitted to governmental authorities on a net basis in accordance with the guidance on ASC 605-45-50-3 - Taxes Collected from Customers and Remitted to Governmental Authorities.
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
Comprehensive Income
The Company reports comprehensive income or loss in accordance with ASC 220 - Comprehensive Income. Accumulated other comprehensive income or loss, included in the Company’s consolidated balance sheets, includes foreign currency translation adjustments related to the Company’s foreign operations, actuarial gains and losses on the Company's defined benefit plan and unrealized holding gains and losses from available-for-sale marketable securities and investments. The Company presents the components of net income or loss and other comprehensive income or loss in its consolidated statements of comprehensive operations.
Segment Data
The Company operates in two reportable operating segments. The criteria we use to identify operating segments are primarily the nature of the products we sell or services we provide and the consolidated operating results that are regularly reviewed by our chief operating decision maker to assess performance and make operating decisions. We identified two reportable operating segments, Base USAP, which is the core auto parts business, and AutoMD, an online automotive repair source, in accordance with ASC 280 - Segment Reporting (“ASC 280”).
Recently Adopted Accounting Pronouncements
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory,” (“ASU 2015-11”) which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The new standard is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. This guidance was adopted by us in the fourth quarter of 2016, and it did not have a material impact on our consolidated financial statements.
In November 2014, the FASB issued Accounting Standards Update No. 2014-16 "Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity". The objective of this Update is to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. The new standard is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company has adopted ASU 2014-16 and it did not have a material impact on our financial statements.
Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No.
2016-09, “Compensation - Stock Compensation” (“ASU 2016-09”). The objective of this update is to simplify accounting related to stock compensation. The new standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company is evaluating the financial impacts that ASU 2016-09 will have on the consolidated financial statements and related disclosures, and it is not expected to have a material impact.
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”). The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is evaluating the effect that ASU 2016-02 will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method, however, due to the limited nature of our lease activity, it is not expected to have a material impact.

In May 2014, the FASB issued Accounting Standards Update No. 2014-9, “Revenue from Contracts with Customers,” (“ASU 2014-9”) which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for fiscal years beginning after December 15, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-9 will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has the effect of the standard on ongoing financial reporting been determined, however, due to the nature of our revenue streams it is not expected to have a material impact.
Note 2 – Short-term investments
As of December 31, 2016, the Company held the following short-term investments, recorded at fair value:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Mutual funds (1)	$32	$—	$(2)	$30
As of January 2, 2016, the Company held the following short-term investments, recorded at fair value:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Mutual funds (1)	$65	$—	$—	$65

(1)
Mutual funds are classified as short-term investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.

Proceeds from the sale of available-for-sale securities are disclosed separately in the accompanying consolidated statements of cash flow. For fiscal years 2016 and 2015, the Company recognized no realized gain or loss of from the sale of mutual funds.

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

Financial Assets Valued on a Recurring Basis
As of December 31, 2016 and January 2, 2016, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s financial instruments, including cash and cash equivalents and short-term investments. The following table represents our fair value hierarchy and the valuation techniques used for financial assets measured at fair value on a recurring basis:

	December 31, 2016
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Cash and cash equivalents (1)	$6,643	$6,643	$—	$—	(a)
Short-term investments – mutual funds(2)	30	30	—	—	(a)
	$6,673	$6,673	$—	$—

	January 2, 2016
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Cash and cash equivalents (1)	$5,537	$5,537	$—	$—	(a)
Short-term investments – mutual funds (2)	65	65	—	—	(a)
	$5,602	$5,602	$—	$—

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

During fiscal year 2016 and 2015, there were no transfers into or out of Level 1 and Level 2 assets.
Non-Financial Assets Valued on a Non-Recurring Basis
The Company’s long-lived assets, including intangible assets subject to amortization, are measured at fair value on a non-recurring basis. These assets are measured at cost but are written-down to fair value, if necessary, as a result of impairment. During the fourth quarter of fiscal 2016 the Company identified a triggering event related to AutoMD, which indicated certain AutoMD long-lived assets may not be recoverable. As a result, the Company recorded an impairment loss on AutoMD intangible assets of $1,130. The fair value measurements are categorized as Level 3 of the fair value hierarchy, as the Company developed its own assumptions and analysis to determine if such assets were impaired.

Note 4 – Property and Equipment, Net
The Company’s fixed assets are stated at cost less accumulated depreciation, amortization and impairment. Depreciation and amortization expense are provided for in amounts sufficient to relate the cost of depreciable and amortizable assets to operations over their estimated service lives. Depreciation and amortization expense for fiscal year 2016, 2015 and 2014 was $7,510, $7,510 and $8,923, respectively, which included amortization expense of $475 in each year for capital leased assets. The cost and related accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings.

Property and equipment consisted of the following at December 31, 2016 and January 2, 2016:

	December 31, 2016	January 2, 2016
Land	$630	$630
Building	8,877	8,877
Machinery and equipment	12,368	12,334
Computer software (purchased and developed) and equipment	26,717	27,083
Vehicles	98	136
Leasehold improvements	1,007	1,474
Furniture and fixtures	1,030	1,039
Construction in process	1,539	1,588
	52,266	53,161
Less accumulated depreciation and amortization	(35,788)	(34,730)
Property and equipment, net	$16,478	$18,431
On April 17, 2013, the Company’s wholly-owned subsidiary, Whitney Automotive Group, Inc. (“WAG”) entered into a sales leaseback for its facility in LaSalle, Illinois, receiving $9,750 pursuant to a purchase and sale agreement dated April 17, 2013 between WAG and STORE Capital Acquisitions, LLC. The Company used the net proceeds of $9,507 from this sale to reduce its revolving loan payable. Simultaneously with the execution of the purchase and sale agreement and the closing of the sale of the property, the Company entered into a lease agreement with STORE Master Funding III, LLC (“STORE”) whereby we leased back the property for our continued use as an office, retail and warehouse facility for storage, sale and distribution of automotive parts, accessories and related items for 20 years, terminating on April 30, 2033. The related assets represent the amounts included in land and building in the summary above. The Company’s initial base annual rent is $853 for the first year (“Base Rent Amount”), after which the rental amount will increase annually on May 1 by the lesser of 1.5% or 1.25 times the change in the Consumer Price Index as published by the U.S. Department of Labor’s Bureau of Labor Statistics, except that in no event will the adjusted annual rental amount fall below the Base Rent Amount. We were not required to pay any security deposit. Under the terms of the lease, we are required to pay all taxes associated with the lease, pay for any required maintenance on the property, maintain certain levels of insurance and indemnify STORE for losses incurred that are related to our use or occupancy of the property. The lease was accounted for as a capital lease and the $376 excess of the net proceeds over the net carrying amount of the property is amortized in interest expense on a straight-line basis over the lease term of 20 years. As of December 31, 2016, the gross carrying value, the accumulated depreciation and the net carrying value of all capital leased assets included in property and equipment were $11,306, $2,273 and $9,033, respectively. As of January 2, 2016, the gross carrying value, the accumulated depreciation and the net carrying value of all capital leased assets included in property and equipment were $11,543, $1,839 and $9,704, respectively.
Construction in process primarily relates to the Company’s internally developed software. Certain of the Company’s net property and equipment were located in the Philippines as of December 31, 2016 and January 2, 2016, in the amount of $367 and $302, respectively.
Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes, at rates based on the following estimated useful lives:

Years
Machinery and equipment	2 - 5
Computer software (purchased and developed)	2 - 3
Computer equipment	2 - 5
Vehicles	3 - 5
Leasehold improvements*	3 - 5
Furniture and fixtures	3 - 7
Facility subject to capital lease	20

*	The estimated useful life is the lesser of 3-5 years or the lease term, whichever is shorter.

Note 5 – Intangible Assets, Net

Intangible assets consisted of the following at December 31, 2016 and January 2, 2016:

	Useful Life	December 31, 2016			January 2, 2016
		Gross Carrying Amount	Accumulated Amort. and Impairment	Net Carrying Amount	Gross Carrying Amount	Accum. Amort. and Impairment	Net Carrying Amount
Intangible assets subject to amortization:
Product design intellectual property	4 years	2,750	(2,620)	130	2,750	(2,361)	389
Patent license agreements	3 - 5 years	562	(368)	194	562	(219)	343
Domain and trade names	10 years	1,407	(762)	645	1,407	(663)	744
Total		$4,719	$(3,750)	$969	$4,719	$(3,243)	$1,476
Intangible assets subject to amortization are amortized on a straight-line basis. Amortization expense relating to intangibles totaled $507, $464 and $422 for fiscal year 2016, 2015 and 2014, respectively.
The following table summarizes the future estimated annual amortization expense for these assets over the next five years and thereafter:

2017	$319
2018	185
2019	100
2020	100
2021	100
Thereafter	165
Total	$969

Note 6 – Borrowings
The Company maintains an asset-based revolving credit facility that provides for, among other things a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. At December 31, 2016, our outstanding revolving loan balance was $0. The customary events of default under the credit facility (discussed below) include certain subjective acceleration clauses, which management has determined the likelihood of such acceleration is more than remote, considering the recurring losses experienced by the Company, therefore a current classification of our revolving loan payable was required.

On November 15, 2016, the Company and JPMorgan Chase Bank, N.A. (“JPMorgan”) entered into the Tenth Amendment to Credit Agreement and Third Amendment to Pledge and Security Agreement (the “Amendment”), which amended the Credit Agreement previously entered into by the Company, certain of its domestic subsidiaries and JPMorgan on April 26, 2012 (as amended, the “Credit Agreement”) and the Pledge and Security Agreement previously entered into by the Company, certain of its domestic subsidiaries and JPMorgan on April 26, 2012. Pursuant to the Amendment, letters of credit can be issued if after giving effect to such issuance, the letters of credit exposure shall not exceed $20,000, which was an increase from the previously agreed upon $15,000. As of December 31, 2016, our outstanding letters of credit balance was $11,658.
The following amendments to the Credit Agreement and Security Agreement were also made under the Tenth
Amendment:

•The aggregate additional principal amount of indebtedness that is permitted related to capital leases was increased from $2,000 to $3,500.

•The Company’s letters of credit exposure was increased from $15,000 to $20,000.
•Under the terms of the Security Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three consecutive business days, and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment).
•The Company’s required excess availability related to the “Covenant Testing Trigger Period” (as defined under the Credit Agreement) under the revolving commitment under the Credit Agreement is less than $2,400 for the period commencing on any day that excess availability is less than $2,400 for three consecutive business days, and continuing until excess availability has been greater than or equal to $2,400 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment).
•The trigger, requiring the Company to provide certain reports under the Credit Agreement, relating to excess availability under the revolving commitment under the Credit Agreement is less than $3,600 for the period commencing on any day that excess availability is less than $3,600 for three consecutive business days, and continuing until excess availability has been greater than or equal to $3,600 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment).
Loans drawn under the credit facility bear interest at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.25%, or (b) a “base rate” subject to an increase or reduction by up to 0.25% per annum based on the Company's fixed charge coverage ratio. At December 31, 2016, the Company’s LIBOR based interest rate was 2.06% (on $0 principal) and the Company’s prime based rate was 3.50% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly.
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
As of December 31, 2016, the Company had capital leases payable of $10,312. The present value of the net minimum payments on capital leases as of December 31, 2016 is as follows:

Total minimum lease payments	$17,947
Less amount representing interest	$(7,635)
Present value of net minimum lease payments	10,312
Current portion of capital leases payable	(542)
Capital leases payable, net of current portion	$9,770

Note 7 – Stockholders’ Equity and Share-Based Compensation
Non-Controlling Interest
Non-controlling interests represent equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to the Company (i.e., minority interests). Non-controlling interests include the minority equity holders' proportionate share of the equity of AutoMD. As of March 6, 2017, all of the non-controlling interests of AutoMD were repurchased by the Company.
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
The table below presents the changes in the Company's ownership interest in AutoMD on the Company's equity as of the dates indicated:

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Net income (loss) attributable to U.S. Auto Parts stockholders'	$731	$(1,281)	$(6,879)
Transfers (to) from the noncontrolling interest:
Increase in U.S. Auto Parts paid-in-capital from sale of AutoMD common stock	—	—	2,512
Changes from net income (loss) attributable to U.S. Auto Parts stockholders' and transfers to noncontrolling interest	$731	$(1,281)	$(4,367)
Common Stock
The Company has 100,000 shares of common stock authorized. We have never paid cash dividends on our common stock. The following issuances of common stock were made during the fiscal year ended December 31, 2016:

•	The Company issued 442 shares of common stock from option exercises under its various share-based compensation plans.

•	The Company issued 439 shares of common stock from restricted stock units that vested during the period.

•	The Company issued 10 shares of common stock for advisory services previously provided by a consultant.

•	37 shares of common stock were issued as stock dividends on the Series A Preferred.

•	The Company issued 3 shares of common stock to one non-employee member of the Board of Directors for service fees earned during the period.
Treasury Stock
On November 15, 2016, our Board of Directors approved a share repurchase program which authorizes the Company to purchase up to $5,000 of its outstanding shares of common stock. Purchases under the Company’s repurchase program may be made from time to time in the open market, in negotiated transactions off the market, or in such other manner as determined by the Company, including through plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The share repurchase program will expire on March 4, 2017, unless extended or shortened by the Board of Directors.
As of December 31, 2016, the Company repurchased 445 shares of common stock at an average price of $3.09, for an aggregate purchase price of approximately $1,376, net of costs.
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

Each share of Series A Preferred is convertible into shares of our common stock at the initial conversion rate of one share of common stock for each share of Series A Preferred. The conversion will be adjusted for certain non-price based events, such as dividends and distributions on the common stock, stock splits, combinations, recapitalizations, reclassifications, mergers, or consolidations. If not previously converted by the holder, the Series A Preferred will automatically convert to common stock if the volume weighted average price for the common stock for any 30 consecutive trading days is equal to or exceeds $4.35 per share. The shares that would be issued if the contingently convertible Series A Preferred were converted are not excluded from the calculation of diluted earnings per share for the fiscal year ended December 31, 2016 (refer to “Note 8 – Net Loss Per Share” for anti-dilutive securities).

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
Dividends on the Series A Preferred are payable quarterly at a rate of $0.058 per share per annum in cash, in shares of common stock or in any combination of cash and common stock as determined by the Company’s Board of Directors. Certain conditions are required to be satisfied in order for the Company to pay dividends on the Series A Preferred in shares of common stock, including (i) the common stock being registered pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934, as amended, (ii) the common stock being issued having been approved for listing on a trading market and (iii) the common stock being issued either being covered by an effective registration statement or being freely tradable without restriction under Rule 144 (subject to certain exceptions). The Series A Preferred shall each be entitled to one vote per share for each share of common stock issuable upon conversion thereof (excluding from any such calculation any dividends accrued on such shares) and shall vote together with the holders of common stock as a single class on any matter on which the holders of common stock are entitled to vote. In addition, the Company must obtain the consent of holders of at least a majority of the then outstanding Series A Preferred in connection with (a) any amendment, alteration or repeal of any provision of the certificate of incorporation or bylaws of the Company as to adversely affect the preferences, rights or voting power of the Series A Preferred, or (b) the creation, authorization or issuance of any additional Series A Preferred or any other class or series of capital stock of the Company ranking senior to or on parity with the Series A Preferred or any security convertible into, or exchangeable or exercisable for Series A Preferred or any other class or series of capital stock of the Company ranking senior to or on parity with the Series A Preferred. Concurrent with the Company’s issuance of Series A Preferred, the Company, certain of its domestic subsidiaries and JPMorgan entered into a Second Amended Credit Agreement to allow the Company to pay cash dividends on the Series A Preferred in an aggregate amount of up to $400 per year and pay cash in lieu of issuing fractional shares upon conversion of or in payment of dividends on the Series A Preferred (refer to “Note 6 – Borrowings” of our Notes to Consolidated Financial Statements for additional details). For the fiscal year ended January 3, 2015, the Company recorded dividends of $240. The Company issued 83 shares of common stock in payment of the fiscal 2014 dividends. There were no accrued dividends outstanding as of January 3, 2015. For the fiscal year ended January 2, 2016, the Company recorded dividends of $241. The Company issued 103 shares of common stock in payment of the fiscal 2015 dividends. There were no accrued dividends outstanding as of January 2, 2016. For the fiscal year ended December 31, 2016, the Company recorded dividends of $241. The Company issued 37 shares of common stock in payment of the fiscal 2016 dividends. There were $61 dividends accrued as of December 31, 2016.
Share-Based Compensation Plan Information
The Company adopted the 2016 Equity Incentive Plan ("2016 Equity Plan") on March 9, 2016, which became effective on May 31, 2016, following stockholder approval. Subject to adjustment for certain changes in the Company’s capitalization, the aggregate number of shares of the Company’s common stock that may be issued under the 2016 Equity Plan will not exceed the sum of (i) two million five hundred thousand (2,500) new shares, (ii) the number of unallocated shares remaining available for the grant of new awards under the Company’s prior equity plans described below (the “Prior Equity Plans”) as of the effective date of the 2016 Plan (which was equal to 3,894 shares as of May 31, 2016) and (iii) any shares subject to a stock award under the Prior Equity Plans that are not issued because such stock award expires or otherwise terminates without all of the shares covered by such stock award having been issued, that are not issued because such stock award is settled in cash, that are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares, or that are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award.  In addition, the share reserve will automatically increase on January 1st of each year, for a period of nine years, commencing on January 1, 2017 and ending on (and including) January 1, 2026, in an amount equal to one million five hundred thousand (1,500) shares per year; however the Board of Directors of the Company may act prior to January 1st of a given year to provide that there will be no January 1st increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant the automatic increase.  Options granted under the 2016 Equity Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years.  The exercise price of all option grants must be equal to 100% of the fair market value on the date of grant. As of December 31, 2016, 6,307 shares were available for future grants under the 2016 Equity Plan.
The Company adopted the 2007 Omnibus Incentive Plan (the “2007 Omnibus Plan”) in January 2007, which became effective on February 8, 2007, the effective date of the registration statement filed in connection with the Company’s initial public offering. Under the 2007 Omnibus Plan, the Company was previously authorized to issue 2,400 shares of common stock, under various instruments to eligible employees and non-employees of the Company, plus an automatic annual increase on the first day of each of the Company’s fiscal years beginning on January 1, 2008 and ending on January 1, 2017 equal to (i) the lesser of (A) 1,500 shares of common stock or (B) five percent (5)% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock as determined by the Company’s Board of Directors. Options granted under the 2007 Omnibus Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must be equal to 100% of the fair market value on the date of grant. The 2007 Omnibus Plan also allows for the grant of options to purchase common stock and common stock awards to non-employee directors. As of December 31, 2016, 0 shares were available for future grants under the 2007 Omnibus Plan.
The Company adopted the 2007 New Employee Incentive Plan (the “2007 New Employee Plan”) in October 2007. Under the 2007 New Employee Plan, the Company was authorized to issue 2,000 shares of common stock under various instruments solely to new employees. Options granted under the 2007 New Employee Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must not be less than 100% of the fair market value on the date of grant. As of December 31, 2016, 0 shares were available for future grants under the 2007 New Employee Plan.

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
The following tables summarizes the Company’s stock option activity for the fiscal years ended, and details regarding the options outstanding and exercisable at December 31, 2016, and January 2, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Options outstanding, January 2, 2016	5,841	$2.80
Granted	1,000	$3.03
Exercised	(442)	$2.06
Cancelled:
Forfeited	(149)	$2.47
Expired	(122)	$7.66
Options outstanding, December 31, 2016	6,128	$2.81	5.74	$6,561
Vested and expected to vest at December 31, 2016	5,658	$2.82	5.49	$6,111
Options exercisable, December 31, 2016	4,220	$2.92	4.49	$4,618

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Options outstanding, January 3, 2015	5,281	$2.85
Granted	1,315	$2.24
Exercised	(301)	$1.45
Cancelled:
Forfeited	(256)	$2.06
Expired	(198)	$3.31
Options outstanding, January 2, 2016	5,841	$2.80	6.03	$4,333
Vested and expected to vest at January 2, 2016	5,285	$2.88	5.74	$3,853
Options exercisable, January 2, 2016	3,735	$3.21	4.54	$2,479

(1)
These amounts represent the difference between the exercise price and the closing price of U.S. Auto Parts Network, Inc. common stock on December 31, 2016 as reported on the NASDAQ Stock Market, for all options outstanding that have an exercise price currently below the closing price.

The weighted-average fair value of options granted during fiscal year 2016, 2015 and 2014 was $1.65, $1.19 and $1.34, respectively. The intrinsic value of stock options at the date of the exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During fiscal year 2016, 2015 and 2014, the total intrinsic value of the exercised options was $599, $346 and $153, respectively. The Company had $1,344 of unrecognized share-based compensation expense related to stock options outstanding as of December 31, 2016, which expense is expected to be recognized over a weighted-average period of 2.34 years.
The following tables summarize the Company’s stock option activity under the AutoMD 2014 Equity Incentive Plan (the "AMD Plan") for the fiscal years ended, and details regarding the options outstanding and exercisable at December 31, 2016 and January 2, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, January 2, 2016	1,430	$1.00
Granted	10	$1.00
Exercised	—	$—
Cancelled:
Forfeited	(35)	$1.00
Expired	—	$—
Options outstanding, December 31, 2016	1,405	$1.00	8.20
Vested and expected to vest at December 31, 2016	1,044	$1.00	8.19
Options exercisable, December 31, 2016	632	$1.00	8.14

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, January 3, 2015	180	$1.00
Granted	1,250	$1.00
Exercised	—	$—
Cancelled:
Forfeited	—	$—
Expired	—	$—
Options outstanding, January 2, 2016	1,430	$1.00	9.19	$—
Vested and expected to vest at January 2, 2016	1,061	$1.00	9.19	$—
Options exercisable, January 2, 2016	49	$1.00	8.92	$—

At December 31, 2016 520 shares were available for future grants under the AMD Plan.
The weighted-average fair value of options granted during fiscal year 2016, 2015 and 2014 was $0.55, $0.55 and $0.56, respectively. The intrinsic value of stock options at the date of the exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. The Company had $224 of unrecognized share-based compensation expense related to stock options outstanding as of December 31, 2016, which expense is expected to be recognized over a weighted-average period of 2.20 years.

Options exercised under all share-based compensation plans are granted net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For those employees who elect not to receive shares net of the minimum statutory withholding requirements, the appropriate taxes are paid directly by the employee. During fiscal 2016, we withheld 0 shares to satisfy $0 of employees' tax obligations and 0 shares related to the net settlement of the stock options. During fiscal 2015, we withheld 27 shares to satisfy $80 of employees' tax obligations and 112 shares related to the net settlement of the stock options.
Restricted Stock Units
During 2016 and 2015 the Company granted an aggregate of 954 and 435 RSUs, respectively, to certain employees of the Company. The RSUs were granted under the 2007 Omnibus Plan, and reduced the pool of equity instruments available under that plan.
During 2016 there were 382 RSUs granted that were time-based and 572 were performance-based. All of the RSUs granted during 2015 were time-based. As of March 3, 2017, 525 of the performance-based RSUs met the maximum performance criteria upon certification by the Compensation Committee and 47 PSUs were forfeited. Of the RSUs granted during 2015, 348 vested, 30 remain unvested, and 57 were forfeited during 2016. The vesting of each RSU is subject to the employee’s continued employment through applicable vesting dates. Some RSUs granted to certain executives may vest on an accelerated basis in part or in full upon the occurrence of certain events. The RSUs are accounted for as equity awards and are measured at fair value based upon the grant date price of the Company's common stock. The closing price of the Company's common stock on January 21, 2016 and February 29, 2016, the date of each grant was $2.64 and $2.75, respectively. The closing price of the Company's common stock on January 29, 2015, March 23, 2015, May 20, 2015, June 23, 2015 and July 28, 2015, the date of each grant, was $2.29, $2.18, $2.33, $2.23, and $2.18 per share, respectively. Compensation expense is recognized on a straight-line basis over the requisite service period of one-to-three years. Compensation expense for performance-based awards is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria.
For the fiscal year ended December 31, 2016, we recorded compensation expense of $1,626 related to RSU's. As of December 31, 2016, there was unrecognized compensation expense of $600 related to unvested RSUs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 0.63 years.
Stock Option Exchange Program

On July 9, 2013, the Company’s stockholders approved a proposed stock option exchange program for the exchange of certain outstanding stock options held by eligible employees for new options to purchase fewer shares. On August 12, 2013, the Company commenced an offering to eligible employees to voluntarily exchange certain vested and unvested stock options with exercise prices above $4.00 per share at an exchange ratio of 3.5 to 1 to be granted following the expiration of the tender offer with exercise prices equal to the fair market value of one share of the Company’s common stock on the day the new options were issued. Stock options to purchase an aggregate of 3,733 shares with exercise prices ranging from $4.01 to $11.68 were eligible for tender at the commencement of the program. The Company’s non-employee directors were not eligible to participate in the program. The terms and conditions of the new options are subject to an entirely new four year vesting schedule where 25% will vest on the first anniversary, and the remaining 75% will vest monthly over the following 36 months. All new options have a ten year contractual term. The offer period for the stock option exchange ended on September 9, 2013. There were no modifications or exchanges to share based payment awards in fiscal 2015 or 2016.
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
Warrants
On May 5, 2009, the Company issued warrants to purchase up to 30 shares of common stock at an exercise price of $2.14 per share. On April 27, 2010, the Company issued additional warrants to purchase up to 20 shares of common stock at an exercise price of $8.32 per share. Both issuances of warrants terminate seven years after their grant date. The warrants were issued in connection with the financial advisory services provided by a consultant to the Company. On August 8, 2016 10 shares of common stock were issued in settlement of the May 5, 2009 warrants. As of December 31, 2016, warrants to purchase 20 shares of common stock were outstanding and exercisable. The aggregate intrinsic value of outstanding and exercisable warrants was $0 as of December 31, 2016, which was calculated as the difference between the exercise price of underlying awards and the closing price of the Company’s common stock for warrants that were in-the-money. No warrants share-based compensation expense was recognized during the fiscal years 2016, 2015 and 2014. The Company had no unrecognized share-based compensation expense related to warrants outstanding as of December 31, 2016.
Share-Based Compensation Expense
The fair value of each option grant, excluding those options issued from the stock option exchange program as discussed above, was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for each of the periods ended:

Fiscal Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Expected life	5.57 - 5.61 years	5.34 - 5.52 years	5.30 - 5.37 years
Risk-free interest rate	1% - 2%	1% - 2%	2% - 2%
Expected volatility	60% - 61%	59% - 60%	62% - 68%
Expected dividend yield	—%	—%	—%

Share-based compensation from options and RSUs, is included in our consolidated statements of comprehensive operations, as follows:

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Marketing expense	$433	$518	$540
General and administrative expense	2,111	1,614	1,476
Fulfillment expense	450	241	220
Technology expense	137	46	135
Total share-based compensation expense	$3,131	$2,419	$2,371
The share-based compensation expense is net of amounts capitalized to internally-developed software of $83, $146 and $196 during the fiscal year 2016, 2015, and 2014, respectively. No tax benefit was recognized for fiscal years 2016, 2015, and 2014 due to the valuation allowance position.
Under ASC 718, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures significantly differ from those estimates. The Company’s estimated forfeiture rates are calculated based on actual historical forfeitures experienced under our equity plans. The Company's forfeiture rates were 10%-34% for fiscal years 2016, 2015, and 2014.
Note 8 – Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Net income (loss) per share:
Numerator:
Net income (loss) attributable to U.S. Auto Parts	$731	$(1,281)	$(6,879)
Dividends on Series A Convertible Preferred Stock	(241)	(241)	(240)
Net income (loss) available to common shares	$490	$(1,522)	$(7,119)
Denominator:
Weighted-average common shares outstanding (basic)	34,765	33,946	33,489
Common equivalent shares from common stock options, preferred stock and warrants	1,442	—	—
Weighted-average common shares outstanding (diluted)	36,207	33,946	33,489
Basic net income (loss) per share	$0.01	$(0.04)	$(0.21)
Diluted net income (loss) per share	$0.01	$(0.04)	$(0.21)

The anti-dilutive securities, which are excluded from the calculation of diluted earnings per share due to the Company’s net loss position for the periods then ended (including securities that would otherwise be excluded from the calculation of diluted earnings per share due the Company’s stock price), are as follows (in thousands):

	Fiscal Year
	December 31, 2016	January 2, 2016	January 3, 2015
Common stock warrants	20	50	50
Series A Convertible Preferred Stock	4,150	4,150	4,150
Options to purchase common stock	2,142	5,941	5,467
Restricted Stock Units	—	839	796
Total	6,312	10,980	10,463
Note 9 – Income Taxes

The components of loss before income tax provision consist of the following:

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Domestic operations	$(1,305)	$(3,718)	$(7,424)
Foreign operations	503	483	476
Total loss before income taxes	$(802)	$(3,235)	$(6,948)
Income tax (benefit) provision for fiscal year 2016, 2015 and 2014 consists of the following:

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Current:
Federal tax	$—	$—	$—
State tax	7	7	(15)
Foreign tax	162	88	78
Total current taxes	169	95	63
Deferred:
Federal tax	(331)	(1,887)	(2,232)
State tax	(616)	591	(125)
Foreign tax	—	61	74
Total deferred taxes	(947)	(1,235)	(2,283)
Valuation allowance	579	329	2,358
Income tax (benefit) provision	$(199)	$(811)	$138

Income tax (benefit) provision differs from the amount that would result from applying the federal statutory rate as follows:

	December 31, 2016	January 2, 2016	January 3, 2015
Income tax at U.S. federal statutory rate	$(273)	$(1,100)	$(2,362)
Share-based compensation	316	50	33
State income tax, net of federal tax effect	(559)	672	(143)
Foreign tax	20	(18)	117
Basis difference in subsidiary equity	(267)	(820)	—
Other	(15)	76	127
Change in valuation allowance	579	329	2,366
Effective tax (benefit) provision	$(199)	$(811)	$138
For fiscal year 2016, 2015 and 2014, the effective tax rate for the Company was 24.8%, 25.1% and (2.0)%, respectively. The Company’s effective tax rate for fiscal years 2016 and 2015 differs from the U.S. federal rate primarily as a result of the recording of the basis difference in the Company’s subsidiary and the recording of valuation allowances against the Company’s deferred tax assets.  The Company’s effective tax rate for fiscal year 2014 differs from the U.S. federal rate primarily as a result of the recording of valuation allowances against the Company’s deferred tax assets.

Deferred tax assets and deferred tax liabilities consisted of the following:

	December 31, 2016	January 2, 2016
Deferred tax assets:
Inventory and inventory related allowance	$839	$976
Share-based compensation	5,083	4,924
Amortization	7,636	9,244
Sales and bad debt allowances	749	443
Vacation accrual	224	220
Book over tax amortization	—	31
Net operating loss and AMT credit carry-forwards	33,026	30,254
Other	800	843
Total deferred tax assets	48,357	46,935
Valuation Allowance	(46,775)	(46,196)
Net deferred tax assets	1,582	739
Deferred tax liabilities:
Investment in subsidiary	—	368
Tax over book depreciation	1,518	639
Foreign tax withholdings	—	470
Prepaid catalog expenses	64	100
Total deferred tax liabilities	1,582	1,577
Net deferred tax liabilities	$—	$(838)

At December 31, 2016, federal and state net operating loss (“NOL”) carryforwards were $75,261 and $83,027, respectively. Federal NOL carryforwards of $2,690 were acquired in the acquisition of WAG which are subject to Internal Revenue Code section 382 and limited to an annual usage limitation of $135. Federal NOL carryforwards begin to expire in 2029, while state NOL carryforwards begin to expire in 2017. The state NOL carryforwards expire in the respective tax years as follows:

2017	$6,930
2018	1,132
2019	7,646
2020	2,121
2021	4,050
Thereafter	61,148
$83,027
On October 8, 2014, AutoMD sold seven million shares of its common stock to third-party investors, reducing the Company’s ownership interest in AutoMD to 64.1%. As a result, AutoMD was excluded from the consolidated state and federal tax filings of the Company for fiscal year 2016. As a result of the investment a deferred tax liability of $1,335 was created which reduced the increase in additional paid-in-capital which was created as a result of the investment. At December 31, 2016, AutoMD had net operating loss carryforwards (NOLs) of approximately $7,506 for federal tax purposes that begin to expire in 2031. AutoMD state NOLs were not material as of December 31, 2016.
Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversal of existing taxable temporary differences. ASC 740 provides that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years or losses expected in early future years. Based on this evaluation, as of December 31, 2016, a valuation allowance of $46,775 has been recorded against our deferred tax assets.

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
Included in accrued expenses are income taxes payable of $35 and $12 for the fiscal year 2016 and 2015 respectively, consisting primarily of current foreign taxes. Included in other non-current liabilities are income taxes payable of $525, $470 and $409 for the fiscal year 2016, 2015 and 2014 respectively relating to future foreign withholding taxes.
Note 10 – Commitments and Contingencies
Facilities Leases
The Company’s corporate headquarters is located in Carson, California. The Company’s corporate headquarters has a lease term through October 2020, which was renewed in June 2016. The Company also leases warehouse space in LaSalle, Illinois and in Chesapeake, Virginia. The Company’s Philippines subsidiary leases office space under an agreement through April 2020.
Facility rent expense for fiscal year ended 2016, 2015 and 2014 was $1,670, $1,555 and $1,895, respectively. The Company’s facility rent expense did not include any amounts charged from a related party during fiscal years 2016 and 2015, and was inclusive of amounts charged from a related party of $378 for fiscal 2014.

On February 4, 2016, the Company entered into a new lease for its distribution center located in Chesapeake, Virginia. The Lease between the Company and Liberty Property Limited Partnership is for approximately 159,294 square feet. The initial three-year term of the Lease commenced on July 1, 2016. The Company is obligated to pay approximately $640 in annual base rent, which shall increase by approximately 2.5% each year. The Company is also obligated to pay certain operating expenses set forth in the Lease. Pursuant to the Lease, the Company has the option to extend the Lease for an additional three-year term, with certain increases in base rent. The monthly base rent commitment was $53 as of December 31, 2016.
In January 2010, the Company’s Philippines subsidiary entered into a new lease agreement that accommodates the Company’s Philippines workforce into one office building. Under the terms of the lease agreement, effective March 1, 2010, the monthly rent was approximately $25, and became subject to 5% annual escalation beginning on the 3rd year of the lease term. The lease renewed for a sixty month term upon mutual agreement of both parties during 2015.
As described in detail under “Note 4 – Property and Equipment Net”, on April 17, 2013, the Company entered into a sale lease-back agreement with STORE Master Funding III, LLC (“STORE”) whereby we leased back our facility located in LaSalle, Illinois for our continued use as an office, retail and warehouse facility for storage, sale and distribution of automotive parts, accessories and related items for 20 years commencing upon the execution of the lease and terminating on April 30, 2033. The related assets for the sale lease-back land and building is represented by the amount included in leased facility in the summary above. The Company’s initial base annual rent is $853 for the first year (“Base Rent Amount”), after which the rental amount will increase annually on May 1 by the lesser of 1.5% or 1.25 times the change in the Consumer Price Index as published by the U.S. Department of Labor’s Bureau of Labor Statistics, except that in no event will the adjusted annual rental amount fall below the Base Rent Amount. We were not required to pay any security deposit. Under the terms of the lease, we are required to pay all taxes associated with the lease, pay for any required maintenance on the property, maintain certain levels of insurance and indemnify STORE for losses incurred that are related to our use or occupancy of the property. The lease was accounted for as a capital lease and the $376 excess of the net proceeds over the net carrying amount of the property is amortized in interest expense on a straight-line basis over the lease term of 20 years. As of December 31, 2016, the net carrying value of all capital leased assets included in property and equipment was $9,033.
Minimum lease commitments under non-cancelable operating leases as of December 31, 2016 are as follows:

2017	$1,453
2018	1,493
2019	1,200
2020	550
2021	—
Total	4,696

Capital lease commitments as of December 31, 2016 were as follows:

	Capital Lease Commitments	Less: Interest Payments	Principal Obligations
2017	$1,285	$743	$542
2018	1,319	721	598
2019	1,304	690	614
2020	1,129	657	472
2021	962	630	332
2022 onwards	11,948	4,194	7,754
Total	$17,947	$7,635	$10,312

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
Note 11 – Employee Retirement Plan and Deferred Compensation Plan
Effective February 17, 2006, the Company adopted a 401(k) defined contribution retirement plan covering all full time employees who have completed one month of service. The Company may, at its sole discretion, match fifty cents per dollar up to 6% of each participating employee’s salary. The Company’s contributions vest in annual installments over three years. Discretionary contributions made by the Company totaled $289, $280 and $256 for fiscal year 2016, 2015 and 2014, respectively.
In January 2010, the Company adopted the U.S. Auto Parts Network, Inc. Management Deferred Compensation Plan (the “Deferred Compensation Plan”), for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 90% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by the Company through the purchase of Company-owned life insurance policies with the Company (employer) as the owner and beneficiary, in order to preserve the tax-deferred savings advantages of a non-qualified plan. The plan assets are the cash surrender value of the Company-owned life insurance policies and not associated with the deferred compensation liability. The deferred compensation liabilities (consisting of employer contributions, employee deferrals and associated earnings and losses) are general unsecured obligations of the Company. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company may at its discretion contribute certain amounts to eligible employee accounts. In January 2010, the Company began to contribute 50% of the first 2% of participants’ eligible contributions into their Deferred Compensation Plan accounts. In September 2010, the Company established and transferred its ownership to a rabbi trust to hold the Company-owned life insurance policies. As of December 31, 2016, the assets and associated liabilities of the Deferred Compensation Plan were $676 and $688, respectively, and were $781 and $558, respectively, as of January 2, 2016 and are included in other non-current assets, other current liabilities and other non-current liabilities in our consolidated balance sheets. For fiscal year 2016, the change in the associated liabilities include the employee contributions of $156, the Company contributions of $69, offset by unrealized earnings of $41 and distributions of $23. For fiscal year 2015, the associated liabilities primarily include the employee contributions of $102 and the Company contributions of $27 offset by unrealized losses of $13 and distributions of $307. For fiscal year 2016, included in other income, the Company recorded a net loss of $2 for the change in the cash surrender value of the Company-owned life insurance policies. For fiscal year 2015, included in other income, the Company recorded a net loss of $73 for the change in the cash surrender value of the Company-owned life insurance policies.

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

Note 13 – Related-Party Transactions
The Company leased its Carson warehouse from Nia Chloe, LLC (“Nia Chloe”), a member of which, Sol Khazani, is one of our board of directors. Lease payments and expenses associated with this related party arrangement totaled $378 for fiscal year 2014. The lease expired during fiscal 2014 and was not renewed.
On October 8, 2014, Oak Investment Partners XI, L.P. ("Oak") and the Sol Khazani Living Trust ("Trust") purchased 1.5 million and 0.5 million shares of AutoMD common stock, respectively, at a purchase price of $1.00 per share. Fredric W. Harman and Sol Khazani, each a current director of the Company, are affiliated with Oak and the Trust, respectively.
On March 6, 2017, AutoMD entered into a dissolution agreement with each of Oak Investment Partners XI, Limited Partnership (“Oak”) and the Sol Khazani Living Trust (the “Trust”), pursuant to which AutoMD redeemed 1.5 million and 0.5 million shares of its common stock, respectively, for a purchase price of $895 and $299, respectively.  In connection with the dissolution agreement, each of the prior investor agreements entered into between AutoMD, on the one hand, and Oak and the Trust, on the other, were terminated.   Fredric W. Harman and Sol Khazani, each a current director of the Company and AutoMD, are affiliated with Oak and the Trust, respectively.
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

	Quarter Ended				Quarter Ended
	April 2, 2016	July 2, 2016	Oct. 1, 2016	Dec. 31, 2016	April 4, 2015	July 4, 2015	Oct. 3, 2015	Jan. 2, 2016
Consolidated Statement of Income Data:
Net sales	$80,806	$78,055	$73,515	$71,195	$76,388	$76,462	$70,648	$67,593
Gross profit	24,592	23,754	22,414	21,522	21,478	20,868	21,042	20,046
Income (loss) from operations	1,182	865	(84)	(1,573)	(18)	(1,107)	(222)	(708)
Income (loss) before income taxes	841	625	(367)	(1,901)	(368)	(1,369)	(491)	(1,007)
Net income (loss)	990	681	(360)	(1,914)	(316)	(1,022)	(288)	(798)
Net loss attributable to noncontrolling interests	(262)	(253)	(258)	(561)	(256)	(247)	(296)	(344)
Net income (loss) attributable to U.S. Auto Parts	$1,252	$934	$(102)	$(1,353)	$(60)	$(775)	$8	$(454)
Basic net income (loss) per share as reported and adjusted	$0.03	$0.03	$0.00	$(0.04)	$0.00	$(0.02)	$0.00	$(0.01)
Diluted net income (loss) per share as reported and adjusted	$0.03	$0.02	$0.00	$(0.04)	$0.00	$(0.02)	$0.00	$(0.01)
Shares used in computation of basic net income (loss) per share as reported and adjusted	34,497	34,753	34,932	34,878	33,720	33,963	34,018	34,084
Shares used in computation of diluted net income (loss) per share as reported and adjusted	39,359	40,007	34,932	34,878	33,720	33,963	34,018	34,084

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
Summarized segment information for our continuing operations from the two reportable segments for the periods presented is as follows (in thousands):

	Base USAP	AutoMD	Consolidated
Fiscal year ended December 31, 2016
Net sales	$303,324	$247	$303,571
Gross profit	92,047	235	92,282
Operating costs (1)	87,782	4,110	91,892
Income (loss) from operations	4,265	(3,875)	390
Capital expenditures	5,414	939	6,353
Depreciation and amortization	6,351	1,159	7,510
Total assets, net of accumulated depreciation	78,094	4,040	82,134
Fiscal year ended January 2, 2016
Net sales	$290,833	$258	$291,091
Gross profit	83,176	258	83,434
Operating costs (1)	82,044	3,445	85,489
Loss from operations	1,132	(3,187)	(2,055)
Capital expenditures	6,701	1,079	7,780
Depreciation and amortization	6,141	1,369	7,510
Total assets, net of accumulated depreciation	78,092	5,664	83,756
Fiscal year ended January 3, 2015
Net sales	$283,211	$297	$283,508
Gross profit	78,153	297	78,450
Operating costs (1)	81,887	2,475	84,362
Loss from operations	(3,734)	(2,178)	(5,912)
Capital expenditures	4,237	1,319	5,556
Depreciation and amortization	7,230	1,693	8,923
Total assets, net of accumulated depreciation	74,414	8,493	82,907

(1)	Operating costs for AutoMD primarily consist of depreciation on fixed assets and personnel costs.

The following table summarizes the approximate distribution of Base USAP revenue by product type.

	2016	2015	2014
Private Label
Collision	51%	48%	43%
Engine	15%	14%	13%
Performance	1%	1%	1%

Branded
Collision	2%	2%	2%
Engine	12%	14%	16%
Performance	19%	21%	25%

Total	100%	100%	100%

Note 16 – AutoMD
On October 8, 2014, AutoMD entered into a Common Stock Purchase Agreement ("Purchase Agreement") to sell an aggregate of seven million shares of AutoMD common stock at a purchase price of $1.00 per share to third-party investors and investors that are affiliated with two of our board members. On October 19, 2016, the Company purchased two million shares of AutoMD common stock at a purchase price of $1.00 per share pursuant to its funding milestone obligation under the Purchase Agreement. On January 26, 2017, AutoMD entered into a redemption agreement with third-party investors to redeem an aggregate of five million shares of AutoMD common stock for a purchase price of $1,292. On March 6, 2017, following a review of various business and strategic options, AutoMD entered into a dissolution agreement with its two remaining minority stockholders pursuant to which the Company repurchased the remaining shares of common stock from minority stockholders for a purchase price of $1,194 in consideration for terminating the prior investor agreements. Following the redemptions, AutoMD filed for dissolution and all of the remaining assets of AutoMD will be distributed to the Company, except for certain cash reserved for creditors of AutoMD. These actions will likely result in the Company presenting AutoMD as discontinued operations.
The Company estimates that we will incur charges related to severance, other contractual obligations and premium charges related to repurchasing shares from minority stockholders that will impact cash during the first quarter of fiscal 2017. AutoMD intends to continue to operate its media business, and accordingly, the Company anticipates continued revenue associated with the media business.