Form 10-Q
period 2017-04-01
U.S. Auto Parts Network, Inc.
filed 2017-05-15
CIK 1378950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒

As of May 10, 2017, the registrant had 34,628,267 shares of common stock outstanding, $0.001 par value.

U.S. AUTO PARTS NETWORK, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THIRTEEN WEEKS ENDED APRIL 1, 2017

Unless the context requires otherwise, as used in this report, the terms “U.S. Auto Parts,” the “Company,” “we,” “us” and “our” refer to U.S. Auto Parts Network, Inc. and its wholly-owned and majority-owned subsidiaries. Unless otherwise stated, all amounts are presented in thousands. In addition, unless the context requires otherwise, references to AutoMD refer to AutoMD, Inc., our former majority-owned subsidiary which was dissolved in March 2017.
U.S. Auto Parts®, U.S. Auto Parts Network™, AutoMD®, Kool-Vue™, JC Whitney®, and Stylintrucks™, amongst others, are our United States trademarks. All other trademarks and trade names appearing in this report are the property of their respective owners.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements
U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, In Thousands, Except Par Value and Per Share Liquidation Value)

	April 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$7,198	$6,643
Short-term investments	8	30
Accounts receivable, net of allowances of $36 at both April 1, 2017 and December 31, 2016	3,161	3,266
Inventory	57,186	50,904
Other current assets	2,824	2,815
Total current assets	70,377	63,658
Property and equipment, net	16,044	16,478
Intangible assets, net	857	969
Other non-current assets	887	1,029
Total assets	$88,165	$82,134
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,334	$33,697
Accrued expenses	7,823	6,860
Current portion of capital leases payable	550	542
Customer deposits	3,463	3,718
Other current liabilities	2,099	1,972
Total current liabilities	57,269	46,789
Capital leases payable, net of current portion	9,626	9,770
Deferred income taxes	—	156
Other non-current liabilities	2,049	2,097
Total liabilities	68,944	58,812
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; $1.45 per share liquidation value or aggregate of $6,017; 4,150 shares authorized; 4,150 shares issued and outstanding at April 1, 2017 and December 31, 2016	4	4
Common stock, $0.001 par value; 100,000 shares authorized; 34,323 and 35,068 shares issued and outstanding at April 1, 2017 and December 31, 2016	35	35
Treasury stock	(3,630)	(1,376)
Additional paid-in capital	178,845	180,153
Accumulated other comprehensive income	555	557
Accumulated deficit	(156,588)	(156,520)
Total stockholders’ equity	19,221	22,853
Noncontrolling interest	—	469
Total equity	19,221	23,322
Total liabilities and stockholders’ equity	$88,165	$82,134
See accompanying notes to consolidated financial statements (unaudited).

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended
	April 1, 2017	April 2, 2016
Net sales	$80,833	$80,746
Cost of sales (1)	57,046	56,214
Gross profit	23,787	24,532
Operating expenses:
Marketing	10,314	10,794
General and administrative	4,801	4,433
Fulfillment	6,082	6,038
Technology	1,273	1,244
Amortization of intangible assets	112	112
Total operating expenses	22,582	22,621
Income from operations	1,205	1,911
Other income (expense):
Other income, net	16	6
Interest expense	(378)	(347)
Total other expense, net	(362)	(341)
Income from continuing operations before income taxes	843	1,570
Income tax provision	27	33
Income from continuing operations	816	1,537
Discontinued operations (2)
Loss from operations and disposal of discontinued AutoMD operations	(558)	(729)
Income tax provision (benefit)	1	(182)
Loss on discontinued operations	(559)	(547)
Net income	257	990
Other comprehensive loss:
Foreign currency translation adjustments	(2)	(5)
Total other comprehensive loss	(2)	(5)
Comprehensive income	$255	$985
Income from continuing operations per share:
Basic income from continuing operations per share	$0.02	$0.04
Diluted income from continuing operations per share	$0.02	$0.04
Weighted average common shares outstanding:
Shares used in computation of basic income from continuing operations per share	34,510	34,497
Shares used in computation of diluted income from continuing operations per share	39,959	39,359

(1)	Excludes depreciation and amortization expense which is included in marketing, general and administrative and fulfillment expense.

(2)	During March, 2017, AutoMD filed for dissolution and the AutoMD operating segment has been classified as discontinued operations.
See accompanying notes to consolidated financial statements (unaudited).

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In Thousands)

	Thirteen Weeks Ended
	April 1, 2017	April 2, 2016
Operating activities
Net income	$257	$990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,633	1,851
Amortization of intangible assets	112	120
Deferred income taxes	—	(178)
Share-based compensation expense	1,089	802
Stock awards issued for non-employee director service	2	2
Amortization of deferred financing costs	22	20
Gain from disposition of assets	(8)	—
Changes in operating assets and liabilities:
Accounts receivable	105	(225)
Inventory	(6,282)	4,279
Other current assets	(161)	(630)
Other non-current assets	135	49
Accounts payable and accrued expenses	10,662	2,492
Other current liabilities	(67)	601
Other non-current liabilities	59	78
Net cash provided by operating activities	7,558	10,251
Investing activities
Additions to property and equipment	(1,262)	(1,276)
Proceeds from sale of property and equipment	39	—
Cash paid for intangible assets	—	(125)
Net cash used in investing activities	(1,223)	(1,401)
Financing activities
Borrowings from revolving loan payable	3,576	5,939
Payments made on revolving loan payable	(3,576)	(14,698)
Proceeds from stock options	33	127
Payments of debt financing costs	(2,485)	—
Payments on capital leases	(136)	(141)
Treasury stock repurchase	(2,272)	—
Statutory tax withholding payment for share-based compensation	(688)	(970)
Payment of liabilities related to financing activities	(100)	(100)
Preferred stock dividends paid	(120)	—
Net cash used in financing activities	(5,768)	(9,843)
Effect of exchange rate changes on cash	(12)	(2)
Net change in cash and cash equivalents	555	(995)
Cash and cash equivalents, beginning of period	6,643	5,537
Cash and cash equivalents, end of period	$7,198	$4,542
Supplemental disclosure of non-cash investing and financing activities:
Accrued asset purchases	$694	$849
Property acquired under capital lease	—	111
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$(15)	$(7)
Cash paid during the period for interest	337	315
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
Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of April 1, 2017 and the consolidated results of operations and cash flows for the thirteen weeks ended April 1, 2017 and April 2, 2016. The Company’s results for the interim periods are not necessarily indicative of the results that may be expected for any other interim period, or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 7, 2017 and all our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2016 fiscal year, and throughout the date of this report.
During the thirteen weeks ended April 1, 2017, the Company had net income of $257 compared to net income of $990 during the thirteen weeks ended April 2, 2016. Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months.

Discontinued Operations
The Company historically operated in two reportable operating segments. The criteria the Company used to identify operating segments were primarily the nature of the products we sell or services we provided and the consolidated operating results that were regularly reviewed by our chief operating decision maker to assess performance and make operating decisions. We previously identified two reportable operating segments, the core auto parts business ("Base USAP"), and an online automotive repair information source of which we were a majority stockholder ("AutoMD"). On March 6, 2017, AutoMD redeemed its stock from the minority stockholders and subsequently dissolved the Company. The AutoMD operating segment has been classified as discontinued operations for all periods presented. See "Note 9 - Discontinued Operations" for further discussion. The Company will continue to operate AutoMD.com as a media business going forward, and will include its results of operations under continued operations.
Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No.
2016-09, “Compensation - Stock Compensation” (“ASU 2016-09”). The objective of this update is to simplify accounting related to stock compensation. The new standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company adopted ASU 2016-09 for fiscal 2017. The Company will no longer utilize an estimated forfeiture rate, and will utilize the actual forfeiture date. The result was a $249 increase in accumulated stock compensation, with a corresponding decrease in our retained earnings..
Note 2 –Intangible Assets, Net
Intangible assets consisted of the following at April 1, 2017 and December 31, 2016 (in thousands):

		April 1, 2017			December 31, 2016
	Useful Life	Gross Carrying Amount	Accumulated Amort. and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amort. and Impairment	Net Carrying Amount
Intangible assets subject to amortization:
Product design intellectual property	4 years	$2,750	$(2,686)	$64	$2,750	$(2,620)	$130
Patent license agreements	3 - 5 years	462	(291)	$171	562	(368)	$194
Domain and trade names	10 years	1,407	(785)	$622	1,407	(762)	$645
Total		$4,619	$(3,762)	$857	$4,719	$(3,750)	$969

Intangible assets subject to amortization are amortized on a straight-line basis. Amortization expense relating to intangible assets held for continuing operations was $112 for both the thirteen weeks ended April 1, 2017 and April 2, 2016.
The following table summarizes the future estimated annual amortization expense for these assets:

2017	$207
2018	185
2019	100
2020	100
2021	100
Thereafter	165
Total	$857
Note 3 – Borrowings
The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory, and property and equipment. At April 1, 2017, our outstanding revolving loan balance was $0 and our outstanding letters of credit balance was $16,442.
Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR less an applicable margin of 0.25%, or (b) a “base rate” subject to an increase or reduction by up to 0.25% per annum based on the Company's fixed charge coverage ratio. At April 1, 2017, the Company’s LIBOR based interest rate was 2.06%

(on $0 principal) and the Company’s prime based rate was 3.75% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three business days (on a cumulative basis) and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with such trigger subject to adjustment based on the Company's revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $2,400, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 (with the trigger subject to adjustment based on the Company's revolving commitment).
The Company's excess availability was $10,926 at April 1, 2017. As of the date hereof, the cash dominion period has not been in effect; accordingly, no principal payments are due.

Note 4 – Stockholders’ Equity and Share-Based Compensation
Options and Restricted Stock Units
The Company had the following common stock option activity during the thirteen weeks ended April 1, 2017:
•Granted options to purchase 1,105 common shares.
•Exercise of 45 options to purchase common shares.
•Forfeiture of 1 option to purchase common shares.
•Expiration of 65 options to purchase common shares.

The following table summarizes the Company’s restricted stock unit ("RSU") activity for the thirteen weeks ended April 1, 2017, and details regarding the awards outstanding and exercisable at April 1, 2017 (in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Awards outstanding, December 31, 2016	937	$—
Awarded	1,584	$—
Vested	(555)	$—
Forfeited	—	$—
Awards outstanding, April 1, 2017	1,966	$—	1.63	$6,585
Vested and expected to vest at April 1, 2017	1,966	$—	1.63	$6,585
During the thirteen weeks ended April 1, 2017, 30 RSU's that vested were time-based and 525 were performance-based. For the RSUs awarded, the number of shares issued on the date of vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For those employees who elect not to receive shares net of the minimum statutory withholding requirements, the appropriate taxes are paid directly by the employee. During the thirteen weeks ended April 1, 2017, we withheld 202 shares to satisfy $677 of employees' tax obligations. Although shares withheld are not issued, they are treated as a common stock repurchase in our consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting.

For the thirteen weeks ended April 1, 2017, we recorded compensation expense of $1,113. As of April 1, 2017, there was unrecognized compensation expense of $5,382 related to unvested RSUs and PSUs.

Non-Controlling Interest

Non-controlling interests represent equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to the Company (i.e., minority interests). The Company's non-controlling interests consisted of the minority equity holders' proportionate share of the equity of AutoMD. However, during March, 2017 AutoMD filed for dissolution, therefore the Company no longer has any non-controlling interests.
As of December 31, 2016 there were 1,405 stock options outstanding under the AutoMD 2014 Equity Incentive Plan (the "AMD Plan"). On March 6, 2017, the AMD Plan was terminated upon the dissolution of AutoMD, and all outstanding options were canceled.

Note 5 – Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Thirteen Weeks Ended
	April 1, 2017	April 2, 2016
Net income (loss) per share:
Numerator:
Income from continuing operations	$816	$1,537
Dividends on Series A Convertible Preferred Stock	59	60
Income from continuing operations available to common shares	$757	$1,477
Denominator:
Weighted-average common shares outstanding (basic)	34,510	34,497
Common equivalent shares from common stock options, restricted stock, preferred stock and warrants	5,449	4,862
Weighted-average common shares outstanding (diluted)	39,959	39,359
Basic net income from continuing operations per share	$0.02	$0.04
Diluted net income from continuing operations per share	$0.02	$0.04

The weighted-average anti-dilutive securities, which are excluded from the calculation of diluted earnings per share due to the Company's net income available to common shares position for the periods then ended (including securities that would otherwise be excluded from the calculation of diluted earnings per share due to the Company's stock price), are as follows (in thousands):

	Thirteen Weeks Ended
	April 1, 2017	April 2, 2016
Common stock warrants	20	20
Restricted stock units	649	957
Options to purchase common stock	2,588	3,692
Total	3,257	4,669

Note 6 – Income Taxes
The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2012-2016 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2013-2016 remain open.
For the thirteen weeks ended April 1, 2017 the effective tax rate for the Company's continuing operations was 3.2%. The effective tax rate for the thirteen weeks ended April 1, 2017 differed from the U.S. federal statutory rate primarily as a result of the use of net operating losses previously subject to a full valuation allowance. For the thirteen weeks ended April 2, 2016, the effective tax rate for the Company's continuing operations was 2.1%. The effective tax rate for the thirteen weeks ended

April 2, 2016 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses that was offset by the tax benefit resulting from the reduction of excess book basis in the Company's investment in AutoMD over its tax basis due to AutoMD's pre-tax losses.

Note 7 – Commitments and Contingencies
Facilities Leases
The Company’s corporate headquarters is located in Carson, California, and has a lease term through October 2020. The Company also leases warehouse space in LaSalle, Illinois and in Chesapeake, Virginia. The Company’s Philippines subsidiary leases office space under an agreement through April 2020.
Facility rent expense for the thirteen weeks ended April 1, 2017 was $427 compared to $402 for the thirteen weeks ended April 2, 2016.
Minimum lease commitments under non-cancellable operating leases as of April 1, 2017 were as follows (in thousands):

2017	$1,459
2018	1,498
2019	1,034
2020	328
2021	—
Thereafter	—
Total	$4,319
Capital lease commitments as of April 1, 2017 were as follows (in thousands):

2017	$1,291
2018	1,320
2019	1,301
2020	1,046
2021	960
Thereafter	11,708
Total minimum payments required	17,626
Less amount representing interest	7,450
Present value of minimum capital lease payments	$10,176
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

Note 8 – Segment information
As described in Note 1 above, the Company’s products consist of collision parts serving the body repair market, engine parts to serve the replacement parts market, and performance parts and accessories. The following table summarizes the approximate distribution of the Company's revenue by product type.

	Thirteen Weeks Ended
	April 1, 2017	April 2, 2016
Private Label
Collision	54%	52%
Engine	17%	14%
Performance	1%	1%

Branded
Collision	1%	2%
Engine	10%	12%
Performance	17%	19%

Total	100%	100%

Note 9 – Discontinued Operations
On March 6, 2017, AutoMD filed for dissolution. The AutoMD operating segment has been classified as discontinued operations and its results of operations are reflected under loss from discontinued operations in our consolidated financial statements. The Company will continue to operate AutoMD.com as a media business going forward and will include its results under continuing operations.

The following table summarizes the results of discontinued operations:

	Thirteen Weeks Ended
	April 1, 2017	April 2, 2016
Net Sales	37	60
Loss from operations and disposal of discontinued AutoMD operations	(558)	(729)
Income tax provision (benefit)	1	(182)
Loss from discontinued operations	(559)	(547)

Loss from operations and disposal of discontinued AutoMD operations for the thirteen weeks ended April 1, 2017 consisted of severance costs of $221, contract termination costs of $164 as well as loss from operations of $173. Loss from operations and disposal of discontinued AutoMD operations for the thirteen weeks ended April 1, 2017 and April 2, 2016 included net loss attributable to noncontrolling interests of $59 and $262, respectively.

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
3.Growth of online sales. The Auto Care Association estimates that overall revenue from online sales of auto parts and accessories is projected to increase to approximately $13.2 billion in 2018 and more than double that in 2023. Improved product availability, lower prices and consumers' growing comfort with digital platforms are driving the shift to online sales. We believe that we are well positioned for the shift to online sales due to our history of being a leading source for aftermarket automotive parts through online marketplaces and our network of websites.

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
AutoMD. In March of 2017, AutoMD filed for dissolution. The AutoMD operating segment has been classified as discontinued operations and its results of operations are reflected under loss from discontinued operations in our consolidated financial statements. The dissolution of AutoMD was deemed to be a strategic shift that will have a major effect on our operations and financial results due to its material impact on the Company's net income, as well as the fact that it was one of our only two reportable operating segments. The Company will continue to operate AutoMD.com as a media business going forward and will include the results of operations under continuing operations.
Key Metrics: To understand revenue generation through our network of e-commerce websites and online marketplaces, we monitor several key business metrics, including the following:

	Thirteen Weeks Ended
	April 1, 2017	April 2, 2016
Unique Visitors (millions) (1)	28.9	31.4
E-commerce Orders (thousands)	518	559
Online Marketplace Orders (thousands)	431	322
Total Online Orders (thousands)	949	881
E-commerce Average Order Value	$104	$106
Online Marketplace Average Order Value	$67	$72
Total Online Average Order Value	$87	$94
Revenue Capture (1)	85.2%	85.5%
Conversion (1)	1.8%	1.8%

(1) Excludes online marketplaces and media properties (e.g. AutoMD).

Unique Visitors: A unique visitor to a particular website represents a user with a distinct IP address that visits that particular website. We define the total number of unique visitors in a given month as the sum of unique visitors to each of our websites during that month. We measure unique visitors to understand the volume of traffic to our websites and to track the effectiveness of our online marketing efforts. The number of unique visitors has historically varied based on a number of factors, including our marketing activities and seasonality. Included in the unique visitors are mobile device based customers, who are becoming an increasing part of our business. Shifting consumer behavior and technology enhancements indicates that customers are becoming more inclined to purchase auto parts through their mobile devices. User sophistication and technological advances have increased consumer expectations around the user experience on mobile devices, including speed of response, functionality, product availability, security, and ease of use. We believe enhancements to online solutions specifically catering to mobile based shopping can result in an increase in the number of orders and revenues. We believe an increase in unique visitors to our websites will result in an increase in the number of orders. We seek to increase the number of unique visitors to our websites by attracting repeat customers and improving search engine marketing and other internet marketing activities. During the thirteen weeks ended April 1, 2017 our unique visitors decreased by 8.0% compared to the same period of 2016 primarily due to a decrease in organic traffic, partially offset by an increase in paid traffic.
Total Number of Orders: We monitor the total number of orders as an indicator of future revenue trends. Total orders increased 7.7% in the first quarter of 2017 compared to the first quarter of 2016, with e-commerce and online marketplace orders decreasing by 7.3% and increasing by 33.9%, respectively. We believe that total orders improved through an enhanced customer experience, greater product selection and certain strategic pricing initiatives. We recognize revenue associated with an order when the products have been delivered, consistent with our revenue recognition policy.
Average Order Value: Average order value represents our net sales on a placed orders basis for a given period of time divided by the total number of orders recorded during the same period of time. Average order value decreased 7.4% in the first quarter of 2017 compared to the same period of 2016 primarily due to a mix shift towards more private label sales. We seek to increase the average order value as a means of increasing net sales. Average order values vary depending upon a number of factors, including the components of our product offering, the order volume in certain online sales channels, macro-economic conditions, and online competition.
Revenue Capture: Revenue capture is the amount of actual dollars retained after taking into consideration returns, credit card declines and product fulfillment. During the first quarter of 2017 our revenue capture decreased by 0.4% compared to the same period of 2016.
Conversion: Conversion is the number of orders as a rate of the total number of unique visitors. This rate indicates how well we convert a visitor to a customer sales order. During the first quarter of 2017, our conversion remained consistent at 1.8% compared to the same period of 2016.
Executive Summary
For the first quarter of 2017, the Company's continuing operations generated net sales of $80,833, compared with $80,746 for the first quarter of 2016, representing an increase of 0.1%. Our continued operations generated income before interest expense, net, income tax provision, depreciation and amortization expense, amortization of intangible assets, plus share-based compensation expense and restructuring costs (“Adjusted EBITDA”) of $4,028 in the first quarter of 2017 compared to $4,344 in the first quarter of 2016. Adjusted EBITDA, which is not a Generally Accepted Accounting Principle measure, is presented because such measure is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income, as an indicator of the Company’s operating performance, or as an alternative to cash flows, as a measure of the Company’s overall liquidity, as presented in the Company’s consolidated financial statements. Further, the Adjusted EBITDA measure shown may not be comparable to similarly titled measures used by other companies. Refer to the table presented below under "Non-GAAP measures" for additional information and a reconciliation of net income (loss) to Adjusted EBITDA.
Our first quarter 2017 net sales consisted of online sales, representing 90.7% of the total (compared to 90.7% in the first quarter of 2016), and offline sales, representing 9.3% of the total (compared to 9.3% in the first quarter of 2016). The net sales increase was due to an increase of $57, or 0.1%, in online sales, as well as an increase in offline sales of $10, or 0.1%. The online sales channels increase is primarily the result of a $5,113, or 24.0%, increase in our online marketplaces partially offset by a $5,007, or 9.9%, decrease in our e-commerce sales channel.

Like most e-commerce retailers, our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. Historically, marketing through search engines provided the most efficient opportunity to reach millions of on-line auto part buyers. We are included in search results through paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our websites. Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. We have had a history of success with our search engine marketing techniques, which gave our different websites preferred positions in search results. Search engines, like Google, revise their algorithms from time to time in an attempt to optimize their search results. During the last few years, Google has changed its search results ranking algorithm. In some cases our unique visitor count, and therefore our financial results, were negatively impacted by these changes. While we continue to address the ongoing changes to the Google methodology, during the first quarter of 2017, our unique visitor count decreased by 2.5 million, or 8.0%, to 28.9 million unique visitors compared to 31.4 million unique visitors in the first quarter of 2016 primarily due to lower organic traffic partially offset by an increase in paid traffic. As in the past we expect Google will continue to make changes in their search engine algorithms to improve their user experience. As we are significantly dependent upon search engines for our website traffic, if we are unable to attract unique visitors, our business and results of operations will be harmed.
Total orders increased for the first quarter of 2017 compared to the first quarter of 2016, while our average order value decreased for the same period. Total expenses, which primarily consisted of cost of sales and operating costs, increased during the first quarter of 2017 compared to the same period in 2016. Components of our cost of sales and operating costs are described in further detail under — “Results of Operations” below.

We made positive strides towards achieving our strategic goals during fiscal year 2016 and during the first quarter of fiscal year 2017. We continue to pursue strategies to support our positive sales growth and improve gross profit while reducing operating costs as percent of sales:

•
We expect to continue positive e-commerce growth by providing unique catalog content and providing better content on our websites with the goal of improving our ranking on the search results. In addition, we intend to continue to improve mobile enabled websites to take advantage of shifting consumer behaviors. We expect revenue trends to remain positive for the remainder of 2017.

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
Overall, we expect continued revenue growth in fiscal year 2017 compared to fiscal year 2016 due to the initiatives we have implemented and will implement through the remainder of our fiscal year.

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

The Company has historically operated in two reportable segments identified as the core auto parts business ("Base USAP"), and AutoMD, an online automotive repair source of which the Company was a majority stockholder. Segment information was prepared on the same basis that our chief executive officer, who is our chief operating decision maker, manages the segments, evaluates financial results, and makes key operating decisions. Management evaluated the performance of its two operating segments based on net sales, gross profit and loss from operations. The AutoMD operating segment has been classified as discontinued operations. The accounting policies of the operating segments are the same as those described in “Note 1 - Summary of Significant Accounting Policies and Nature of Operations” of our Notes to Consolidated Financial Statements. Operating income represents earnings before other income, interest expense and income taxes. The identifiable assets by segment disclosed are those assets specifically identifiable within each segment.

The table below reconciles net income from continuing operations to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended
	April 1, 2017	April 2, 2016
Income from continuing operations	$816	$1,537
Depreciation & amortization	1,633	1,544
Amortization of intangible assets	112	112
Interest expense, net	376	346
Taxes	27	33
EBITDA	$2,964	$3,572
Stock comp expense	$1,064	$772
Adjusted EBITDA	$4,028	$4,344

Results of Continuing Operations
The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended
	April 1, 2017	April 2, 2016
Net sales	100.0%	100.0%
Cost of sales	70.6	69.6
Gross profit	29.4	30.4
Operating expenses:
Marketing	12.8	13.4
General and administrative	5.9	5.5
Fulfillment	7.5	7.5
Technology	1.6	1.5
Amortization of intangible assets	0.1	0.1
Total operating expenses	27.9	28.0
Income from operations	1.5	2.4
Other income (expense):
Other income, net	—	—
Interest expense	(0.5)	(0.4)
Total other expense, net	(0.5)	(0.4)
Income from continuing operations before income taxes	1.0	2.0
Income tax provision (benefit)	—	—
Income from continuing operations	1.0%	2.0%
Thirteen weeks Ended April 1, 2017 Compared to the Thirteen weeks Ended April 2, 2016
Net Sales and Gross Margin

	Thirteen Weeks Ended
	April 1, 2017	April 2, 2016
	(in thousands)
Net sales	$80,833	$80,746
Cost of sales	57,046	56,214
Gross profit	$23,787	$24,532
Gross margin	29.4%	30.4%
Net sales increased $87, or 0.1%, for the first quarter of 2017 compared to the first quarter of 2016. Our net sales consisted of online sales, representing 90.7% of the total for the first quarter of 2017 (compared to 90.7% in the first quarter of 2016), and offline sales, representing 9.3% of the total for the first quarter of 2017 (compared to 9.3% in the first quarter of 2016). The net sales increase was driven by an increase of $57, or 0.1%, in online sales. Online sales increased primarily due to an increase in total online orders of 7.7%. In the first quarter of 2017, our offline sales, which consist of our Kool-Vue™ and wholesale operations, increased by $10, or 0.1%, compared to the first quarter of 2016, primarily due to increased Kool-VueTM sales, partially offset by a decline in wholesale operations.
Gross profit decreased $745 or 3.0%, compared to the first quarter of 2016. Gross margin rate decreased 1.0% to 29.4% in the first quarter of 2017 compared to 30.4% in the first quarter of 2016. Gross margin rate decreased for the first quarter primarily due to a sales channel mix shift towards online marketplaces, partially offset by a favorable mix shift of private label sales compared to last year as well as strategic pricing initiatives, freight efficiencies and lower shipping supply costs.

Marketing Expense

	Thirteen Weeks Ended
	April 1, 2017	April 2, 2016
	(in thousands)
Marketing expense	$10,314	$10,794
Percent of net sales	12.8%	13.4%
Total marketing expense decreased $480, or 4.4%, for the first quarter of 2017 compared to the first quarter of 2016. Online advertising expense, which includes catalog costs, was $5,677, or 7.7%, of online sales compared to $6,002, or 8.2%, of online sales for the prior year period. Online advertising expense decreased in the first quarter of 2017 primarily due to our non-catalog online adverting expenses, which includes listing and placement fees paid to commercial and search engine websites, of $5,523, or 6.8%, of net sales compared to $5,726, or 7.1% of net sales in the first quarter of 2016. This decrease relates primarily to a shift in sales channel mix towards online marketplaces, which generally have lower customer acquisition costs. Marketing expense, excluding online advertising, was $4,638, or 5.7%, of net sales compared to $4,792, or 5.9%, of net sales for the same period last year. The decrease was primarily due to a decrease in overhead and labor costs. As a percent of net sales, total marketing expense during the first quarter of 2017 decreased compared to the first quarter of 2016.

General and Administrative Expense

	Thirteen Weeks Ended
	April 1, 2017	April 2, 2016
	(in thousands)
General and administrative expense	$4,801	$4,433
Percent of net sales	5.9%	5.5%
General and administrative expense increased $368, or 8.3%, for the first quarter of 2017 compared to the first quarter of 2016, primarily due to an increase in depreciation and amortization of $238.
Fulfillment Expense

	Thirteen Weeks Ended
	April 1, 2017	April 2, 2016
	(in thousands)
Fulfillment expense	$6,082	$6,038
Percent of net sales	7.5%	7.5%
Fulfillment expense increased $44, or 0.7%, for the first quarter of 2017 compared to the first quarter of 2016, but remained relatively consistent as a percentage of net sales compared to the first quarter of 2016.
Technology Expense

	Thirteen Weeks Ended
	April 1, 2017	April 2, 2016
	(in thousands)
Technology expense	$1,273	$1,244
Percent of net sales	1.6%	1.5%
Technology expense increased $29, or 2.3%, for the first quarter of 2017 compared to the first quarter of 2016, primarily due to increased fixed wages, as well as increased overhead.

Total Other Expense, Net

	Thirteen Weeks Ended
	April 1, 2017	April 2, 2016
	(in thousands)
Other expense, net	$(362)	$(341)
Percent of net sales	(0.5)%	(0.4)%
Total other expense, net increased $21, or 6.2%, for the first quarter of 2017, compared to the same period in 2016 and increased slightly as a percentage of net sales compared to the prior period.
Income Tax Provision

	Thirteen Weeks Ended
	April 1, 2017	April 2, 2016
	(in thousands)
Income tax (benefit) provision	$27	$33
Percent of net sales	—%	—%
For the thirteen weeks ended April 1, 2017, the effective tax rate for the Company's continuing operations was 3.2%. The effective tax rate for the thirteen weeks ended April 1, 2017 differed from the U.S. federal statutory rate primarily as a result of the use of net operating losses previously subject to a full valuation allowance. For the thirteen weeks ended April 2, 2016, the effective tax rate for the Company's continuing operations was 2.1%. The effective tax rate for the thirteen weeks ended April 2, 2016 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses which was partially offset by the tax benefit resulting from the reduction of excess book basis in the Company’s investment in AutoMD over its tax basis related to the sale of seven million shares of AutoMD stock in October 2014.
The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. While the Company may be able to demonstrate overall cumulative income during 2017, this factor does not in and of itself indicate that the valuation allowance or a portion of the allowance should be removed. It is an indicator that needs to be considered in the evaluation of the valuation allowance. Other factors will also need to be assessed including the Company’s historical cumulative net losses over the past twelve quarters and other risks and uncertainties that may affect the Company’s business, results of operations and financial condition which are included in the section entitled “Risk Factors” set forth in Part II, Item 1A of this report.  As such, the Company will be continuously reassessing the appropriateness of releasing the valuation allowance.

Foreign Currency
The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations. See additional information in “Foreign Currency Risk” below in Item 3.

Liquidity and Capital Resources
Sources of Liquidity
During the thirteen weeks ended April 1, 2017 and April 2, 2016, we primarily funded our continuing operations with cash and cash equivalents generated from operations as well as through borrowing under our credit facility. We had cash and cash equivalents of $7,198 as of April 1, 2017, representing a $555 increase from $6,643 of cash as of December 31, 2016. The cash increase was primarily due to cash and cash equivalents generated from operations. In addition, the Company is also able to utilize the $576 of cash which was previously restricted for AutoMD without restriction following the dissolution of AutoMD in March 2017. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our credit facility will be sufficient to finance both our operations through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).
As of April 1, 2017, our credit facility provided for a revolving commitment of up to $30,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment (see “Debt and Available Borrowing Resources” below).
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
Working Capital
As of April 1, 2017 and December 31, 2016, our working capital was $13,108 and $16,869, respectively. Our revolving loan does not require principal payments, however it is classified as current due to certain U.S. GAAP requirements (see “Debt and Available Borrowing Resources” below for further details). The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows
The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the thirteen weeks ended April 1, 2017 and April 2, 2016 (in thousands):

	Thirteen Weeks Ended
	April 1, 2017	April 2, 2016
Net cash provided by operating activities	$7,558	$10,251
Net cash used in investing activities	(1,223)	(1,401)
Net cash used in financing activities	(5,768)	(9,843)
Effect of exchange rate changes on cash	(12)	(2)
Net change in cash and cash equivalents	$555	$(995)
Operating Activities
Cash provided by operating activities is primarily comprised of net income (loss), adjusted for non-cash activities such as depreciation and amortization expense, amortization of intangible assets and share-based compensation expense. These non-cash adjustments represent charges reflected in net income and, therefore, to the extent that non-cash items increase or decrease our operating results, there will be no corresponding impact on our cash flows. Net income adjusted for non-cash adjustments to operating activities was $3,107 for the thirteen weeks ended April 1, 2017 (adjusted for non-cash charges primarily related to depreciation and amortization expense of $1,633 and share-based compensation expense of $1,089), compared to net loss adjusted for non-cash adjustments to operating activities of $3,607 for the thirteen weeks ended April 2, 2016 (adjusted for non-cash charges primarily consisting of depreciation and amortization expense of $1,851 and shared based compensation of $802). After excluding the effects of the non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities.

•
Accounts receivable decreased to $3,161 at April 1, 2017 from $3,266 at December 31, 2016, resulting in a decrease in operating assets and reflecting a cash inflow of $105 for the thirteen weeks ended April 1, 2017.

Accounts receivable decreased primarily due to timing of payments at the end of the quarter. For the thirteen weeks ended April 2, 2016, cash outflow related to the change in accounts receivable was $225.

•
Inventory increased to $57,186 at April 1, 2017 from $50,904 at December 31, 2016, resulting in a increase in operating assets and reflecting a cash outflow of $6,282 for the thirteen weeks ended April 1, 2017. For the thirteen weeks ended April 2, 2016, cash inflow related to the change in inventory was $4,279.

•
Accounts payable and accrued expenses increased to $51,157 at April 1, 2017 compared to $40,557 at December 31, 2016, resulting in an increase in operating liabilities and reflecting a cash inflow of $10,662 for the thirteen weeks ended April 1, 2017. Accounts payable and accrued expenses increased primarily due to the increase in accounts payable of $9,637. Accounts payable and accrued expenses fluctuates from period-to-period due to the amount of our revenues and the related purchases and the timing of our payments. For the thirteen weeks ended April 2, 2016, cash inflow related to the change in accounts payable and accrued expenses was $2,492.

Investing Activities
For the thirteen weeks ended April 1, 2017 and April 2, 2016, net cash used in investing activities was primarily the result of increases in property and equipment ($1,262 and $1,276, respectively), which are mainly related to capitalized website and software development costs.
Financing Activities
For the thirteen weeks ended April 1, 2017, net cash used in financing activities was primarily due to payments made on our revolving loan payable. For the thirteen weeks ended April 2, 2016, net cash used in financing activities was primarily due to net payments made on outstanding debt, totaling $8,759.
Debt and Available Borrowing Resources
Total debt was $10,176 as of April 1, 2017, compared to $10,312 as of December 31, 2016. The decrease was primarily due to a reduction in capital leases payable.
The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. At April 1, 2017, we did not have an outstanding revolving loan balance and our outstanding letters of credit balance was $16,442 which we used in the ordinary course of business to satisfy certain vendor obligations. The customary events of default under the Credit Facility (discussed below) include certain subjective acceleration clauses. Management has determined the likelihood of an acceleration is more than remote, considering the recurring losses experienced by the Company. As a result, any outstanding borrowings under the Credit Facility would be classified as a current liability.
Loans drawn under the Credit Agreement bear interest, at the Company’s option, at a per annum rate equal to either (a) one month LIBOR plus an applicable margin of 0.25%, or (b) an “alternate prime base rate” subject to an increase or reduction by up to 0.25% based on the Company's fixed charge coverage ratio. At April 1, 2017, the Company’s LIBOR based interest rate was 2.06% (on $0 principal) and the Company’s prime based rate was 3.75% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Agreement bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three business days (on a cumulative basis), and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with the trigger subject to adjustment based on the Company's revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $2,400 the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0.

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
Contractual Obligations
The following table sets forth our contractual cash obligations and commercial commitments as of April 1, 2017:

	Payment Due By Period (in thousands)
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$4,319	$1,459	$2,532	$328	$—
Capital lease obligations (2)	17,626	1,291	2,621	2,006	11,708

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

There were no significant changes to our critical accounting policies during the thirteen weeks ended April 1, 2017. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations (for further detail refer to our Annual Report on Form 10-K that we filed with the SEC on March 11, 2016):

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial commodity market prices and rates. We are exposed to market risk primarily in the area of changes in U.S. interest rates and conditions in the credit markets. We also have some exposure related to foreign currency fluctuations. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We do not have any derivative financial instruments as of April 1, 2017. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities and mutual funds that hold debt securities.
Interest Rate Risk. Our investment securities generally consist of mutual funds. As of April 1, 2017, our investments were comprised of $8 of investments in mutual funds that primarily hold debt securities.
As of April 1, 2017, we had a balance of $0 outstanding under a revolving loan under our credit facility. The interest rate on this loan is computed based on a LIBOR and Prime loan rate, adjusted by features specified in our loan agreement. At our debt level as of April 1, 2017, a 100 basis point increase in interest rates would not materially affect our earnings and cash flows. If, however, we are unable to meet the covenants in our loan agreement, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate. There can be no assurance that any renegotiated terms of credit would not materially impact our earnings. At April 1, 2017, our LIBOR based interest rate was 2.06% per annum (on $0 principal) and our Prime based rate was 3.75% per annum (on $0 principal). Refer to additional discussion in Item 2, under the caption “Liquidity and Capital Resources – Debt and Available Borrowing Resources” and in “Note 3 – Borrowings” of the Notes to Consolidated Financial Statements (Unaudited), included in Part I, Item 1 of this report.
Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. dollar weakens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. dollar strengthens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos, and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, a fluctuation of 10% in the Peso/U.S. dollar exchange rate would have approximately a $249 impact on our Philippine operating expenses for the thirteen weeks ended April 1, 2017. During fiscal year 2014, we hedged a portion of our forecasted foreign currency exposure associated with operating expenses incurred in the Philippines. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. As of December 31, 2016 and April 1, 2017, we had no hedges in place. We are evaluating our options on how to manage this risk and considering various methods to mitigate such risk. Our Canadian website sales are denominated in Canadian dollars; however, fluctuations in exchange rates from these operations are only expected to have a nominal impact on our operating results due to the relatively small number of sales generated in Canada. We believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.
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
ITEM 1A. Risk Factors
Our business is subject to a number of risks which are discussed below. Other risks are presented elsewhere in this report and in our other filings with the SEC. We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in the Annual Report on Form 10-K that we filed with the SEC on March 7, 2017. You should consider carefully the following risks in addition to the other information contained in this report and our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K, and any amendments thereto, before deciding to buy, sell or hold our common stock. If any of the following known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.
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
Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. Search engines, shopping comparison sites and other online sources have in the past, and will continue to revise their algorithms from time to time in an attempt to optimize their search results. For example, search engines, like Google, revise their algorithms regularly in an attempt to optimize their search results. During the past few years, we have been negatively impacted by the changes in methodology for how Google displayed or selected our different websites for customer search results, which has reduced our unique visitor count and adversely affected our financial results. While we continue to address these ongoing challenges, during the first quarter of 2017 our unique visitor count decreased by 2.5 million, or 8.0%, to

28.9 million unique visitors compared to 31.4 million unique visitors in the first quarter of 2016 primarily due to lower organic traffic, partially offset by an increase in paid traffic. While we have been able to partially offset the decrease in our organic traffic through increases in paid search traffic, there is no guarantee we will be able to continue to increase our paid traffic at the same levels in the future. In addition, if other search engines, shopping comparison sites or similar online sources on which we rely for website traffic were to modify their general methodology for how they display or select our websites in a manner similar to the changes made by Google, or if Google continues to make changes to its search results ranking algorithms that cause those algorithms to interact with our platform in a manner that continues to reduce our unique visitors count, fewer consumers may click through to our websites, and our financial results could be further adversely affected.
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
* During the first quarter of fiscal 2017 we recorded net income, but our previous net losses may continue for the remainder of fiscal year 2017.
During first quarter of fiscal 2017 we recorded net income of $257, compared to $990 for the first quarter of fiscal 2016. While we achieved net income, our previous net losses may continue for the remainder of fiscal year 2017. If our net losses continue, they could severely impact our liquidity, as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. In such case, there can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If the net losses we have experienced continue for longer than we expect because our strategies to return to positive sales growth and profitability are not successful, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.
Our operations are restricted by our credit agreement, and our ability to borrow funds under our credit facility is subject to a borrowing base.

We maintain an asset-based revolving credit facility with JPMorgan Chase Bank N.A. (the “Credit Agreement”) that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30 million subject to a borrowing base derived from certain of our receivables, inventory and property and equipment. Our Credit Agreement includes a number of restrictive covenants. These covenants could impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. Specifically, such covenants restrict our ability and, if applicable, the ability of our subsidiaries to, among other things:

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
While we did not have any outstanding indebtedness under our Credit Agreement as of the end of the first quarter of fiscal 2017, we may have outstanding indebtedness in the future. Any outstanding indebtedness would have important consequences, including the following:

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

We review our long-lived assets for impairment annually, or when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered are changes in circumstances indicating that the carrying value of our assets may not be recoverable include a decrease in future cash flows. In the fourth quarter of fiscal 2016 we recorded a non-cash impairment charge of $1,130 relating to the impairment of certain AutoMD software. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our assets is determined, resulting in an impact on our results of operations.
We are highly dependent upon key suppliers.
Our top ten suppliers represented approximately 47% of our total product purchases during the thirteen weeks ended April 1, 2017. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.
For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For the thirteen weeks ended April 1, 2017, our product purchases from three drop-ship suppliers represented approximately 7% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.
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

Since the completion of our initial public offering in February 2007 through April 1, 2017, the trading price of our common stock has been volatile, ranging from a high of $12.61 per share to a low per share of $0.91. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

Our executive officers, directors and certain related parties and entities that are affiliated with them have registered the resale of a significant portion of our total outstanding shares of common stock, and any sale of such shares into the market in the future could cause the market price of our common stock to drop significantly, even if our business is doing well.

Our executive officers, directors and certain related parties and entities that are affiliated with them have registered the resale of up to 12,023,656 shares of our common stock that they currently hold, which represents approximately 34.7% of our total outstanding shares of common stock as of May 10, 2017.  Sales of a substantial number of shares of our common stock in the public market by these selling stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales or perceived sales by these stockholders may have on the prevailing market price of our common stock.

Our common stock may be delisted from the NASDAQ Global Market if we are unable to maintain compliance with Nasdaq’s continued listing standards.
NASDAQ imposes, among other requirements, continued listing standards including minimum bid and public float requirements. The price of our common stock must trade at or above $1.00 to comply with NASDAQ's minimum bid requirement for continued listing on the NASDAQ. If our stock trades at bid prices of less than $1.00 for a period in excess of 30 consecutive business days, the NASDAQ could send a deficiency notice to us for not remaining in compliance with the minimum bid listing standards. During the first quarter of fiscal year 2017 our common stock never traded below $1.00. However, if the closing bid price of our common stock fails to meet NASDAQ's minimum closing bid price requirement, or if we otherwise fail to meet any other applicable requirements of the NASDAQ and we are unable to regain compliance, NASDAQ may make a determination to delist our common stock.
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
As of April 1, 2017, our executive officers and directors and certain related parties and entities that are affiliated with them beneficially owned in the aggregate approximately 39.4% of our outstanding shares of stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, the significant concentration of share ownership may provide for less trading volume of our common stock. These stockholders, acting together, also will be able to significantly influence our management and affairs and control matters requiring stockholder approval including the election of our entire Board of Directors and certain significant corporate actions such as mergers, consolidations or the sale of substantially all of our assets. As a result, this concentration of ownership could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.
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
While management has concluded that our internal controls over financial reporting were effective as of April 1, 2017, we have in the past, and could in the future, have a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We purchased the following shares of common stock for the first quarter of fiscal 2017, all of which were made as part of publicly announced plans or programs:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Jan 1 - Jan 28, 2017	45,857	3.41	45,857	—
Jan 29 - Feb 27, 2017	568,814	$3.32	568,814	—
Feb 28 - Apr 1, 2017	159,442	$3.37	60,305	—

(1) Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of restricted stock units granted pursuant to approved plans.
(2)Stock repurchases were made pursuant to a stock repurchase program authorized by our Board of Directors on November 15, 2016. The program expired on March 4, 2017. All repurchases were made using cash resources. Stock repurchases were made through open market purchases or pursuant to a 10b5-1 trading plan.

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

Date:	May 12, 2017	U.S. AUTO PARTS NETWORK, INC.

		By:	/s/ Aaron Coleman
Aaron Coleman
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Neil T. Watanabe
Neil T. Watanabe
Chief Financial Officer
(Principal Financial Accounting Officer)