Form 10-Q
period 2017-07-01
U.S. Auto Parts Network, Inc.
filed 2017-08-11
CIK 1378950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
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

As of August 8, 2017, the registrant had 36,056,791 shares of common stock outstanding, $0.001 par value.

U.S. AUTO PARTS NETWORK, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THIRTEEN WEEKS ENDED JULY 1, 2017

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
U.S. Auto Parts®, U.S. Auto Parts Network™, AutoMD®, Kool-Vue®, JC Whitney®, and Stylintrucks™, amongst others, are our United States trademarks. All other trademarks and trade names appearing in this report are the property of their respective owners.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements
U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, In Thousands, Except Par Value and Per Share Liquidation Value)

	July 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$9,928	$6,643
Short-term investments	8	30
Accounts receivable, net of allowances of $46 and $36 at July 1, 2017 and December 31, 2016, respectively	2,698	3,266
Inventory	52,195	50,904
Other current assets	2,743	2,815
Total current assets	67,572	63,658
Deferred income taxes	25,881	—
Property and equipment, net	15,667	16,478
Intangible assets, net	745	969
Other non-current assets	853	1,029
Total assets	$110,718	$82,134
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,771	$33,697
Accrued expenses	7,999	6,860
Current portion of capital leases payable	557	542
Customer deposits	2,765	3,718
Other current liabilities	2,100	1,972
Total current liabilities	53,192	46,789
Capital leases payable, net of current portion	9,477	9,770
Deferred income taxes	—	156
Other non-current liabilities	2,154	2,097
Total liabilities	64,823	58,812
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; $1.45 per share liquidation value or aggregate of $6,017; 4,150 shares authorized; 2,771 and 4,150 shares issued and outstanding at July 1, 2017 and December 31, 2016, respectively	3	4
Common stock, $0.001 par value; 100,000 shares authorized; 36,056 and 34,623 shares issued and outstanding at July 1, 2017 and December 31, 2016	37	35
Treasury stock	(3,630)	(1,376)
Additional paid-in capital	178,651	180,153
Accumulated other comprehensive income	554	557
Accumulated deficit	(129,720)	(156,520)
Total stockholders’ equity	45,895	22,853
Noncontrolling interest	—	469
Total equity	45,895	23,322
Total liabilities and stockholders’ equity	$110,718	$82,134
See accompanying notes to consolidated financial statements (unaudited).

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales	$80,208	$77,999	$161,041	$158,745
Cost of sales (1)	56,964	54,298	114,010	110,512
Gross profit	23,244	23,701	47,031	48,233
Operating expenses:
Marketing	10,248	10,424	20,562	21,218
General and administrative	4,310	4,540	9,111	8,973
Fulfillment	5,929	5,658	12,011	11,696
Technology	1,136	1,397	2,409	2,641
Amortization of intangible assets	112	113	224	225
Total operating expenses	21,735	22,132	44,317	44,753
Income from operations	1,509	1,569	2,714	3,480
Other income (expense):
Other income, net	19	11	35	17
Interest expense	(469)	(251)	(847)	(598)
Total other expense, net	(450)	(240)	(812)	(581)
Income from continuing operations before income taxes	1,059	1,329	1,902	2,899
Income tax (benefit) provision	(25,859)	113	(25,832)	146
Income from continuing operations	26,918	1,216	27,734	2,753
Discontinued operations (2)
Loss from operations and disposal of discontinued AutoMD operations	—	(704)	(558)	(1,433)
Income tax (benefit) provision	—	(169)	1	(351)
Loss on discontinued operations	—	(535)	(559)	(1,082)
Net income	26,918	681	27,175	1,671
Other comprehensive income (loss):
Foreign currency translation adjustments	(1)	(8)	(3)	(13)
Total other comprehensive income (loss)	(1)	(8)	(3)	(13)
Comprehensive income	$26,917	$673	$27,172	$1,658
Income from continuing operations per share:
Basic income from continuing operations per share	$0.76	$0.03	$0.79	$0.08
Diluted income from continuing operations per share	$0.67	$0.03	$0.69	$0.07
Weighted average common shares outstanding:
Shares used in computation of basic income from continuing operations per share	35,332	34,753	34,921	34,625
Shares used in computation of diluted income from continuing operations per share	39,933	40,007	40,079	39,655

(1)	Excludes depreciation and amortization expense which is included in marketing, general and administrative and fulfillment expense.

(2)	During March 2017, AutoMD filed for dissolution and the AutoMD operating segment has been classified as discontinued operations.
See accompanying notes to consolidated financial statements (unaudited).

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In Thousands)

	Twenty-Six Weeks Ended
	July 1, 2017	July 2, 2016
Operating activities
Net income	$27,175	$1,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,270	3,704
Amortization of intangible assets	224	241
Deferred income taxes	(25,881)	(257)
Share-based compensation expense	1,633	1,668
Stock awards issued for non-employee director service	5	4
Amortization of deferred financing costs	30	41
Gain from disposition of assets	(8)	—
Changes in operating assets and liabilities:
Accounts receivable	568	265
Inventory	(1,291)	6,795
Other current assets	(86)	(1,038)
Other non-current assets	166	81
Accounts payable and accrued expenses	7,261	1,308
Other current liabilities	(764)	319
Other non-current liabilities	168	204
Net cash provided by operating activities	12,470	15,006
Investing activities
Additions to property and equipment	(2,494)	(2,887)
Proceeds from sale of property and equipment	39	—
Cash paid for intangible assets	—	(125)
Net cash used in investing activities	(2,455)	(3,012)
Financing activities
Borrowings from revolving loan payable	3,645	9,297
Payments made on revolving loan payable	(3,645)	(21,056)
Proceeds from stock options	238	536
Minority shareholder redemption	(2,485)	—
Payments on capital leases	(278)	(313)
Treasury stock repurchase	(2,272)	—
Statutory tax withholding payment for share-based compensation	(1,644)	(969)
Payment of liabilities related to financing activities	(100)	(100)
Preferred stock dividends paid	(169)	—
Net cash used in financing activities	(6,710)	(12,605)
Effect of exchange rate changes on cash	(20)	(13)
Net change in cash and cash equivalents	3,285	(624)
Cash and cash equivalents, beginning of period	6,643	5,537
Cash and cash equivalents, end of period	$9,928	$4,913
Supplemental disclosure of non-cash investing and financing activities:
Accrued asset purchases	$712	$735
Property acquired under capital lease	—	211
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$42	$49
Cash paid during the period for interest	711	564
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
Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of July 1, 2017 and the consolidated results of operations and cash flows for the thirteen and twenty-six weeks ended July 1, 2017 and July 2, 2016. The Company’s results for the interim periods are not necessarily indicative of the results that may be expected for any other interim period, or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 7, 2017 and all our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2016 fiscal year, and throughout the date of this report.
During the thirteen and twenty-six weeks ended July 1, 2017, the Company had net income of $26,918 and $27,175, respectively, compared to net income of $681 and $1,671 during the thirteen and twenty-six weeks ended July 2, 2016, respectively. Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months.

Discontinued Operations
The Company historically operated in two reportable operating segments. The criteria the Company used to identify operating segments were primarily the nature of the products we sell or services we provided and the consolidated operating results that were regularly reviewed by our chief operating decision maker to assess performance and make operating decisions. We previously identified two reportable operating segments, the core auto parts business ("Base USAP"), and an online automotive repair information source of which we were a majority stockholder ("AutoMD"). On March 6, 2017, AutoMD redeemed its stock from the minority stockholders and subsequently dissolved. The AutoMD operating segment has been classified as discontinued operations for all periods presented. See "Note 9 - Discontinued Operations" for further discussion. The Company continues to operate AutoMD.com as a media business and includes its results of operations under continued operations.
Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No.
2016-09, “Compensation - Stock Compensation” (“ASU 2016-09”). The objective of this update is to simplify accounting related to stock compensation. The new standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company adopted ASU 2016-09 for fiscal 2017. The Company will no longer utilize an estimated forfeiture rate, and will utilize the actual forfeiture date. The result was a $249 increase in accumulated stock compensation, with a corresponding decrease in our retained earnings.
Note 2 –Intangible Assets, Net
Intangible assets consisted of the following at July 1, 2017 and December 31, 2016 (in thousands):

		July 1, 2017			December 31, 2016
	Useful Life	Gross Carrying Amount	Accumulated Amort. and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amort. and Impairment	Net Carrying Amount
Intangible assets subject to amortization:
Product design intellectual property	4 years	$2,750	$(2,750)	$—	$2,750	$(2,620)	$130
Patent license agreements	3 - 5 years	562	(414)	$148	562	(368)	$194
Domain and trade names	10 years	1,407	(810)	$597	1,407	(762)	$645
Total		$4,719	$(3,974)	$745	$4,719	$(3,750)	$969

Intangible assets subject to amortization are amortized on a straight-line basis. Amortization expense relating to intangible assets held for continuing operations was $112 and $224 for the thirteen and twenty-six weeks ended July 1, 2017, respectively, compared to $113 and $225 for the same periods in 2016.
The following table summarizes the future estimated annual amortization expense for these assets:

2017	$95
2018	185
2019	100
2020	100
2021	100
Thereafter	165
Total	$745
Note 3 – Borrowings
The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory, and property and equipment. At July 1, 2017, our outstanding revolving loan balance was $0 and our outstanding letters of credit balance was $17,457.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.75%, or (b) a “base rate” subject to an increase or reduction by up to 0.25% per annum based on the Company's fixed charge coverage ratio. At July 1, 2017, the Company’s LIBOR based interest rate was 3.00% (on $0 principal) and the Company’s prime based rate was 4.50% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three business days (on a cumulative basis) and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with such trigger subject to adjustment based on the Company's revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $2,400, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 (with the trigger subject to adjustment based on the Company's revolving commitment).
The Company's excess availability was $7,263 at July 1, 2017. As of the date hereof, the cash dominion period has not been in effect; accordingly, no principal payments are due.

Note 4 – Stockholders’ Equity and Share-Based Compensation
Options and Restricted Stock Units
The Company had the following common stock option activity during the twenty-six weeks ended July 1, 2017:
•Granted options to purchase 1,245 common shares.
•Exercise of 1,061 options to purchase common shares.
•Forfeiture of 161 option to purchase common shares.
•Expiration of 249 options to purchase common shares.

The following table summarizes the Company’s restricted stock unit ("RSU") activity for the twenty-six weeks ended July 1, 2017, and details regarding the awards outstanding and exercisable at July 1, 2017 (in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Awards outstanding, December 31, 2016	937	$—
Awarded	1,603	$—
Vested	(592)	$—
Forfeited	(903)	$—
Awards outstanding, July 1, 2017	1,045	$—	1.06	$3,375
Vested and expected to vest at July 1, 2017	1,045	$—	1.06	$3,375
During the twenty-six weeks ended July 1, 2017, 67 RSU's that vested were time-based and 525 were performance-based. For the RSUs awarded, the number of shares issued on the date of vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For those employees who elect not to receive shares net of the minimum statutory withholding requirements, the appropriate taxes are paid directly by the employee. During the twenty-six weeks ended July 1, 2017, we withheld 220 shares to satisfy $743 of employees' tax obligations. Although shares withheld are not issued, they are treated as a common stock repurchase in our consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting.

For the thirteen and twenty-six weeks ended July 1, 2017, we recorded compensation expense of $555 and $1,668, respectively. As of July 1, 2017, there was unrecognized compensation expense of $5,320.

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
Note 5 – Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income (loss) per share:
Numerator:
Income from continuing operations	$26,918	$1,216	27,734	2,753
Dividends on Series A Convertible Preferred Stock	49	60	108	120
Income from continuing operations available to common shares	$26,869	$1,156	$27,626	$2,633
Denominator:
Weighted-average common shares outstanding (basic)	35,332	34,753	34,921	34,625
Common equivalent shares from common stock options, restricted stock, preferred stock and warrants	4,601	5,254	5,158	5,030
Weighted-average common shares outstanding (diluted)	39,933	40,007	40,079	39,655
Basic net income from continuing operations per share	$0.76	$0.03	$0.79	$0.08
Diluted net income from continuing operations per share	$0.67	$0.03	$0.69	$0.07

The anti-dilutive securities, which are excluded from the calculation of diluted earnings per share due to their anti-dilutive effect are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Common stock warrants	5	20	13	20
Performance stock units	225	981	375	969
Options to purchase common stock	3,042	2,141	2,754	2,393
Total	3,272	3,142	3,142	3,382

Note 6 – Income Taxes
The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2012-2016 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2013-2016 remain open.
For the thirteen and twenty-six weeks ended July 1, 2017 the effective tax rate for the Company's continuing operations was (2,442)% and (1,358)%, respectively. The effective tax rate for the thirteen and twenty-six weeks ended July 1, 2017 differed from the U.S. federal statutory rate primarily as a result of the partial release of the valuation allowance maintained against the Company's gross deferred tax assets.

As of December 31, 2016, the Company’s deferred tax assets were primarily the result of U.S. federal and state net operating loss carryforwards. A valuation allowance of $46,775 was recorded against its gross deferred tax asset balance as of December 31, 2016. For the thirteen and twenty-six weeks ended July 1, 2017, the Company recorded a valuation allowance release of $27,248 on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. As of July 1, 2017, in part because in the current period the Company achieved three years of cumulative pre-tax income in the U.S. federal tax jurisdiction, management determined that sufficient positive evidence exists as of July 1, 2017 to conclude that it is more likely than not that additional deferred taxes of $27,248 are realizable, and therefore, reduced the valuation allowance accordingly.
For the thirteen and twenty-six weeks ended July 2, 2016, the effective tax rate for the Company's continuing operations was 8.5% and 5.0%, respectively. The effective tax rate for the thirteen and twenty-six weeks ended July 2, 2016 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses that was offset by the tax benefit resulting from the reduction of excess book basis in the Company's investment in AutoMD over its tax basis due to AutoMD's pre-tax losses.

Note 7 – Commitments and Contingencies
Facilities Leases
The Company’s corporate headquarters is located in Carson, California, and has a lease term through October 2020. The Company also leases warehouse space in LaSalle, Illinois and in Chesapeake, Virginia. The Company’s Philippines subsidiary leases office space under an agreement through April 2020.
Facility rent expense for the thirteen and twenty-six weeks ended July 1, 2017 was $433 and $860, respectively, compared to $402 and $804 for the thirteen and twenty-six weeks ended July 2, 2016, respectively.
Minimum lease commitments under non-cancellable operating leases as of July 1, 2017 were as follows (in thousands):

2017	$1,467
2018	1,512
2019	837
2020	145
Total	$3,961
Capital lease commitments as of July 1, 2017 were as follows (in thousands):

2017	$1,292
2018	1,314
2019	1,296
2020	966
2021	963
Thereafter	11,465
Total minimum payments required	17,296
Less amount representing interest	7,262
Present value of minimum capital lease payments	$10,034
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Private Label
Collision	55%	50%	55%	51%
Engine	17%	14%	17%	15%
Performance	1%	1%	1%	1%

Branded
Collision	1%	2%	1%	2%
Engine	10%	13%	10%	12%
Performance	16%	20%	16%	19%

Total	100%	100%	100%	100%

Note 9 – Discontinued Operations
On March 6, 2017, AutoMD filed for dissolution. The AutoMD operating segment has been classified as discontinued operations and its results of operations are reflected under loss from discontinued operations in our consolidated financial statements. The Company continues to operate AutoMD.com as a media business and includes its results under continuing operations.

The following table summarizes the results of discontinued operations:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net Sales	—	56	37	116
Loss from operations and disposal of discontinued AutoMD operations	—	(704)	(558)	(1,433)
Income tax provision (benefit)	—	(169)	1	(351)
Loss from discontinued operations	—	(535)	(559)	(1,082)

Loss from operations and disposal of discontinued AutoMD operations for the twenty-six weeks ended July 1, 2017 consisted of severance costs of $221, contract termination costs of $164 as well as loss from operations of $173, and included net loss attributable to noncontrolling interests of $59.

Loss from discontinued operations for the thirteen and twenty-six weeks ended July 2, 2016 included net loss attributable to noncontrolling interests of $253 and $515, respectively.

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
2.U.S. vehicle fleet expanding and aging. The average age of U.S. vehicles, an indicator of auto parts demand, rose to a record-high 11.5 years as of January 2015, according to IHS Automotive, a market analytics firm that expects the average age to rise to 11.8 years by 2019. IHS expects the number of vehicles that are 12 years or older to increase by 15% through 2019. IHS found that the total number of light vehicles in operation in the U.S. has increased to record levels, and should continue to rise through 2019. We believe an increasing vehicle base and rising average age of vehicles will have a positive impact on overall aftermarket parts demand because older vehicles generally require more repairs. In many cases we believe these older vehicles are driven by do-it-yourself ("DIY") car owners who are more likely to handle any necessary repairs themselves rather than taking their car to the professional repair shop.
3.Growth of online sales. The Auto Care Association estimates that overall revenue from online sales of auto parts and accessories is projected to increase to approximately $13.2 billion in 2018 and more than double by 2023. Improved product availability, lower prices and consumers' growing comfort with digital platforms are driving the shift to online sales. We believe that we are well positioned for the shift to online sales due to our history of being a leading source for aftermarket automotive parts through online marketplaces and our network of websites.

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
AutoMD. In March of 2017, AutoMD filed for dissolution. The AutoMD operating segment has been classified as discontinued operations and its results of operations are reflected under loss from discontinued operations in our consolidated financial statements. The dissolution of AutoMD was deemed to be a strategic shift that will have a major effect on our operations and financial results due to its material impact on the Company's net income, as well as the fact that it was one of our only two reportable operating segments. The Company continues to operate AutoMD.com as a media business and includes the results of operations under continuing operations.
Key Metrics: To understand revenue generation through our network of e-commerce websites and online marketplaces, we monitor several key business metrics, including the following:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Unique Visitors (millions) (1)	24.7	30.2	53.6	61.6
E-commerce Orders (thousands)	494	544	1,012	1,103
Online Marketplace Orders (thousands)	460	315	891	637
Total Online Orders (thousands)	954	859	1,903	1,740
E-commerce Average Order Value	$103	$109	$103	$108
Online Marketplace Average Order Value	$67	$71	$67	$72
Total Online Average Order Value	$85	$95	$86	$95
Revenue Capture (1)	85.3%	84.0%	85.2%	84.7%
Conversion (1)	2.0%	1.8%	1.9%	1.8%

(1) Excludes online marketplaces and media properties (e.g. AutoMD).

Unique Visitors: A unique visitor to a particular website represents a user with a distinct IP address that visits that particular website. We define the total number of unique visitors in a given month as the sum of unique visitors to each of our websites during that month. We measure unique visitors to understand the volume of traffic to our websites and to track the effectiveness of our online marketing efforts. The number of unique visitors has historically varied based on a number of factors, including our marketing activities and seasonality. Included in the unique visitors are mobile device based customers, who are becoming an increasing part of our business. Shifting consumer behavior and technology enhancements indicates that customers are becoming more inclined to purchase auto parts through their mobile devices. User sophistication and technological advances have increased consumer expectations around the user experience on mobile devices, including speed of response, functionality, product availability, security, and ease of use. We believe enhancements to online solutions specifically catering to mobile based shopping can result in an increase in the number of orders and revenues. We believe an increase in unique visitors to our websites will result in an increase in the number of orders. We seek to increase the number of unique visitors to our websites by attracting repeat customers and improving search engine marketing and other internet marketing activities. During the thirteen and twenty-six weeks ended July 1, 2017 our unique visitors decreased by 18.2% and 13.0%, respectively, compared to the same periods of 2016 due to a shift in sales channels from e-commerce to online marketplaces.
Total Number of Orders: We monitor the total number of orders as an indicator of future revenue trends. Total orders increased 11.1% in the second quarter of 2017 compared to the second quarter of 2016, with e-commerce and online marketplace orders decreasing by 9.2% and increasing by 46.0%, respectively. Total orders increased 9.4% for the twenty-six weeks ended July 1, 2017 ("YTD Q2 2017"), compared to the twenty-six weeks ended July 2, 2016 ("YTD Q2 2016"), with e-commerce and online marketplace orders decreasing by 8.3% and increasing by 39.9%, respectively. We believe that total orders improved through increased marketing efforts, greater product selection and certain strategic pricing initiatives on online marketplaces. We recognize revenue associated with an order when the products have been delivered, consistent with our revenue recognition policy.
Average Order Value: Average order value represents our net sales on a placed orders basis for a given period of time divided by the total number of orders recorded during the same period of time. Average order value decreased 10.5% and 9.5% for the second quarter and YTD Q2 2017, respectively, compared to the same periods of 2016 primarily due to a mix shift towards more private label sales and a channel shift to online marketplaces. We seek to increase the average order value as a means of increasing net sales. Average order values vary depending upon a number of factors, including the components of our product offering, the order volume in certain online sales channels, macro-economic conditions, and online competition.
Revenue Capture: Revenue capture is the amount of actual dollars retained after taking into consideration returns, credit card declines and product fulfillment. During the second quarter and YTD Q2 2017, our revenue capture increased by 1.5% and 0.6%, respectively, compared to the same period of 2016.
Conversion: Conversion is the number of orders as a rate of the total number of unique visitors. This rate indicates how well we convert a visitor to a customer sales order. During the second quarter and YTD Q2 2017, our conversion increased 11.1% and 5.6%, respectively, compared to the same periods of 2016.
Executive Summary
For the second quarter of 2017, the Company's continuing operations generated net sales of $80,208, compared with $77,999 for the second quarter of 2016, representing an increase of 2.8%. Our continued operations generated income before interest expense, net, income tax provision, depreciation and amortization expense, amortization of intangible assets, plus share-based compensation expense and restructuring costs (“Adjusted EBITDA”) of $3,818 in the second quarter of 2017 compared to $4,025 in the second quarter of 2016. Adjusted EBITDA, which is not a Generally Accepted Accounting Principle measure, is presented because such measure is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income, as an indicator of the Company’s operating performance, or as an alternative to cash flows, as a measure of the Company’s overall liquidity, as presented in the Company’s consolidated financial statements. Further, the Adjusted EBITDA measure shown may not be comparable to similarly titled measures used by other companies. Refer to the table presented below under "Non-GAAP measures" for additional information and a reconciliation of net income (loss) to Adjusted EBITDA.
Our second quarter 2017 net sales consisted of online sales, representing 90.6% of the total (compared to 91.5% in the second quarter of 2016), and offline sales, representing 9.4% of the total (compared to 8.5% in the second quarter of 2016). The net sales increase was due to an increase of $1,260, or 1.8%, in online sales, as well as an increase in offline sales of $900, or 13.5%. The online sales channels increase is primarily the result of a $7,711, or 37.4%, increase in our online marketplaces partially offset by a $6,470, or 13.0%, decrease in our e-commerce sales channel.

Like most e-commerce retailers, our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. Historically, marketing through search engines provided the most efficient opportunity to reach millions of on-line auto part buyers. We are included in search results through paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our websites. Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. We have had a history of success with our search engine marketing techniques, which gave our different websites preferred positions in search results. Search engines, like Google, revise their algorithms from time to time in an attempt to optimize their search results. During the last few years, Google has changed its search results ranking algorithm. In some cases our unique visitor count, and therefore our financial results, were negatively impacted by these changes. While we continue to address the ongoing changes to the Google methodology, during the second quarter of 2017, our unique visitor count decreased by 5.5 million, or 18.2%, to 24.7 million unique visitors compared to 30.2 million unique visitors in the second quarter of 2016 primarily due to a shift in traffic from our e-commerce sites to our online marketplaces. As in the past we expect Google will continue to make changes in their search engine algorithms to improve their user experience. As we are significantly dependent upon search engines for our website traffic, if we are unable to attract unique visitors, our business and results of operations will be harmed.
Total orders increased for the second quarter of 2017 compared to the second quarter of 2016, while our average order value decreased for the same period. Total expenses, which primarily consisted of cost of sales and operating costs, increased during the second quarter of 2017 compared to the same period in 2016. Components of our cost of sales and operating costs are described in further detail under — “Results of Operations” below.
We made positive strides towards achieving our strategic goals during fiscal year 2016 and during the first half of fiscal year 2017. We continue to pursue strategies to support our positive sales growth and improve gross profit while reducing operating costs as percent of sales:

•
We believe we can return to positive e-commerce growth by continuing to focus on making the auto parts purchasing process as easy and seamless as possible. We plan to continue to provide unique catalog content and provide better content on our websites with the goal of improving our ranking on the search results.

•
We continue to work to improve the website purchase experience for our customers by (1) helping our customers find the parts they want to buy by reducing failed searches and increasing user purchase confidence; (2) implementing guided navigation and custom buying experiences specific to strategic part names; (3) increasing order size across our sites through improved recommendation engines; (4) improving our site speed; and (5) creating a frictionless checkout experience for our customers. In addition, we intend to continue to improve our mobile enabled websites to take advantage of shifting consumer behaviors. These efforts may increase the conversion rate of our visitors to customers, the total number of orders and average order value, and the number of repeat purchases, as well as contribute to our revenue growth.

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
Overall, we believe we can return to positive e-commerce growth due to the initiatives we are implementing and will implement through the remainder of our fiscal year. We also expect to continue to generate net income, and as a result of this expectation released a valuation allowance from our cumulative net operating losses in the second quarter of 2017 resulting in income from continuing operations of $26,918 or a 2,114% increase over the same period in 2016.

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

The table below reconciles net income from continuing operations to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Income from continuing operations	$26,918	$1,216	$27,734	$2,753
Depreciation & amortization	1,637	1,556	3,270	3,100
Amortization of intangible assets	112	113	224	225
Interest expense, net	466	242	842	588
Taxes	(25,859)	113	(25,832)	146
EBITDA	$3,274	$3,240	$6,238	$6,812
Stock comp expense	$544	$785	$1,608	$1,557
Adjusted EBITDA	$3,818	$4,025	$7,846	$8,369

Results of Continuing Operations
The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.0	69.6	70.8	69.6
Gross profit	29.0	30.4	29.2	30.4
Operating expenses:
Marketing	12.8	13.4	12.8	13.4
General and administrative	5.4	5.8	5.7	5.7
Fulfillment	7.4	7.3	7.5	7.4
Technology	1.4	1.8	1.5	1.7
Amortization of intangible assets	0.1	0.1	0.1	0.1
Total operating expenses	27.1	28.4	27.6	28.3
Income from operations	1.9	2.0	1.6	2.1
Other income (expense):
Other income, net	—	—	—	—
Interest expense	(0.6)	(0.3)	(0.5)	(0.4)
Total other expense, net	(0.6)	(0.3)	(0.5)	(0.4)
Income from continuing operations before income taxes	1.3	1.7	1.1	1.7
Income tax (benefit) provision	(32.2)	0.1	(16.0)	0.1
Income from continuing operations	33.5%	1.6%	17.1%	1.6%
Thirteen Weeks Ended July 1, 2017 Compared to the Thirteen Weeks Ended July 2, 2016
Net Sales and Gross Margin

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(in thousands)
Net sales	$80,208	$77,999	$161,041	$158,745
Cost of sales	56,964	54,298	114,010	110,512
Gross profit	$23,244	$23,701	$47,031	$48,233
Gross margin	29.0%	30.4%	29.2%	30.4%
Net sales increased $2,209, or 2.8%, for the second quarter of 2017 compared to the second quarter of 2016. Our net sales consisted of online sales, representing 90.6% of the total for the second quarter of 2017 (compared to 91.5% in the second quarter of 2016), and offline sales, representing 9.4% of the total for the second quarter of 2017 (compared to 8.5% in the second quarter of 2016). The net sales increase was driven by an increase of $1,260, or 1.8%, in online sales. Online sales increased primarily due to an increase in total online orders of 11.1%, driven by increased conversion and online marketplace growth. In the second quarter of 2017, our offline sales, which consist of our Kool-Vue® and wholesale operations, increased by $900, or 13.5%, compared to the second quarter of 2016, primarily due to increased Kool-Vue® sales, partially offset by a decline in wholesale operations.

Net sales increased $2,296, or 1.4%, for the YTD Q2 2017 compared to the YTD Q2 2016. Our net sales consisted of online sales, representing 90.6% of the total net sales for YTD Q2 2017 (compared to 91.1% for YTD Q2 2016), and offline sales, representing 9.4% of the total for YTD Q2 2017 (compared to 8.9% for YTD Q2 2016). The net sales increase was driven by an increase of $1,317, or 0.9%, in online sales. Online sales increased primarily due to an increase in total online orders, driven by increased conversion and online marketplace growth. During YTD Q2 2017 our offline sales, which consist of our

Kool-Vue® and wholesale operations, increased by $910, or 6.4%, compared to YTD Q2 2016, primarily due to increased Kool-Vue® sales, partially offset by a decline in wholesale operations.

Gross profit decreased $457 or 1.9%, compared to the second quarter of 2016 and decreased $1,202 or 2.5% compared to YTD Q2 2016. Gross margin rate decreased 1.4% to 29.0% in the second quarter of 2017 compared to 30.4% in the second quarter of 2016, and decreased 1.2% to 29.2% in YTD Q2 2017 compared to 30.4% in YTD Q2 2016. Gross margin rate decreased for the second quarter and YTD Q2 2017 primarily due to a sales channel mix shift towards online marketplaces, partially offset by a favorable mix shift of private label sales compared to last year.
Marketing Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(in thousands)
Marketing expense	$10,248	$10,424	$20,562	$21,218
Percent of net sales	12.8%	13.4%	12.8%	13.4%
Total marketing expense decreased $176, or 1.7%, for the second quarter of 2017 compared to the second quarter of 2016. Online advertising expense, which includes catalog costs, was $5,436, or 7.5%, of online sales compared to $5,755, or 8.1%, of online sales for the prior year period. Online advertising expense decreased in the second quarter of 2017 primarily due to declines in catalog advertising expense. Marketing expense, excluding online advertising, was $4,808, or 6.0%, of net sales compared to $4,665, or 6.0%, of net sales for the same period last year. The increase was primarily due to an increase in overhead and labor costs. As a percent of net sales, total marketing expense during the second quarter of 2017 decreased compared to the second quarter of 2016.
Total marketing expense decreased $656, or 3.1%, for YTD Q2 2017 compared to YTD Q2 2016. Online advertising expense, which includes catalog costs, was $11,113, or 7.6%, of online sales compared to $11,756, or 8.1%, of online sales for the prior year period. Online advertising expense decreased in YTD Q2 2017 primarily due to a decrease in our catalog adverting expenses. Marketing expense, excluding online advertising, was $9,446, or 5.9%, of net sales compared to $9,456, or 6.0%, of net sales for the same period last year. As a percent of net sales, total marketing expense during YTD Q2 2017 decreased compared to YTD Q2 2016.

General and Administrative Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(in thousands)
General and administrative expense	$4,310	$4,540	$9,111	$8,973
Percent of net sales	5.4%	5.8%	5.7%	5.7%
General and administrative expense decreased $230, or 5.1%, for the second quarter of 2017 primarily due to a decrease in depreciation and amortization of $173. General and administrative expense increased $138, or 1.5%, for YTD Q2 2017 compared to the same periods in 2016, primarily due to an increase in depreciation and amortization of $66.
Fulfillment Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(in thousands)
Fulfillment expense	$5,929	$5,658	$12,011	$11,696
Percent of net sales	7.4%	7.3%	7.5%	7.4%

Fulfillment expense increased $271, or 4.8%, and $315, or 2.7%, for the second quarter of 2017 and YTD Q2 2017, respectively, compared to the same periods in 2016, but remained relatively consistent as a percentage of net sales compared to the first quarter of 2016.
Technology Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(in thousands)
Technology expense	$1,136	$1,397	$2,409	$2,641
Percent of net sales	1.4%	1.8%	1.5%	1.7%
Technology expense decreased $261, or 18.7%, and $232, or 8.8% for the second quarter of 2017 and YTD Q2 2017, respectively, compared to the same periods in 2016, primarily due to decreased fixed wages and overhead.
Total Other Expense, Net

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(in thousands)
Other expense, net	$(450)	$(240)	$(812)	$(581)
Percent of net sales	(0.6)%	(0.3)%	(0.5)%	(0.4)%
Total other expense, net increased $210, or 87.5%, and $231, or 39.8%, for the second quarter of 2017 and YTD Q2 2017, respectively, compared to the same periods in 2016 primarily due to increased costs due to a higher letters of credit balance.
Income Tax Provision

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(in thousands)
Income tax (benefit) provision	$(25,859)	$113	$(25,832)	$146
Percent of net sales	(32.2)%	0.1%	(16.0)%	0.1%
For the thirteen and twenty-six weeks ended July 1, 2017, the effective tax rate for the Company's continuing operations was (2,442)% and (1,358)%, respectively. The effective tax rate for the thirteen and twenty-six weeks ended July 1, 2017 differed from the U.S. federal statutory rate primarily as a result of the partial release of the valuation allowance maintained against the Company's gross deferred tax assets.
The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. As of December 31, 2016, the Company’s deferred tax assets were primarily the result of U.S. federal and state net operating loss carryforwards. A valuation allowance of $46,775 was recorded against its gross deferred tax asset balance as of December 31, 2016. For the thirteen and twenty-six weeks ended July 1, 2017, the Company recorded a valuation allowance release of $27,248 on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. As of July 1, 2017, in part because in the current period the Company achieved three years of cumulative pre-tax income in the U.S. federal tax jurisdiction, management determined that sufficient positive evidence exists as of July 1, 2017 to conclude that it is more likely than not that additional deferred taxes of $27,248 are realizable, and therefore, reduced the valuation allowance accordingly.
For the thirteen and twenty-six weeks ended July 2, 2016, the effective tax rate for the Company's continuing operations was 8.5% and 5.0%, respectively. The effective tax rate for the thirteen and twenty-six weeks ended July 2, 2016 differed from the U.S. federal statutory rate primarily as a result of the recording of valuation allowance against the pre-tax losses which was partially offset by the tax benefit resulting from the reduction of excess book basis in the Company’s investment in AutoMD over its tax basis related to the sale of seven million shares of AutoMD stock in October 2014.

Foreign Currency
The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations. See additional information in “Foreign Currency Risk” below in Item 3.

Liquidity and Capital Resources
Sources of Liquidity
During the twenty-six weeks ended July 1, 2017 and July 2, 2016, we primarily funded our continuing operations with cash and cash equivalents generated from operations as well as through borrowing under our credit facility. We had cash and cash equivalents of $9,928 as of July 1, 2017, representing a $3,285 increase from $6,643 of cash as of December 31, 2016. The cash increase was primarily due to cash and cash equivalents generated from operations and an increase in the utilization of letters of credit to satisfy certain vendor obligations. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our credit facility will be sufficient to finance both our operations through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).
As of July 1, 2017, our credit facility provided for a revolving commitment of up to $30,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment (see “Debt and Available Borrowing Resources” below).
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
Working Capital
As of July 1, 2017 and December 31, 2016, our working capital was $14,380 and $16,869, respectively. Our revolving loan does not require principal payments, however it is classified as current due to certain U.S. GAAP requirements (see “Debt and Available Borrowing Resources” below for further details). The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows
The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the twenty-six weeks ended July 1, 2017 and July 2, 2016 (in thousands):

	Twenty-Six Weeks Ended
	July 1, 2017	July 2, 2016
Net cash provided by operating activities	$12,470	$15,006
Net cash used in investing activities	(2,455)	(3,012)
Net cash used in financing activities	(6,710)	(12,605)
Effect of exchange rate changes on cash	(20)	(13)
Net change in cash and cash equivalents	$3,285	$(624)

Operating Activities
Cash provided by operating activities is primarily comprised of net income (loss), adjusted for non-cash activities such as depreciation and amortization expense, amortization of intangible assets and share-based compensation expense. These non-cash adjustments represent charges reflected in net income and, therefore, to the extent that non-cash items increase or decrease our operating results, there will be no corresponding impact on our cash flows. Net income adjusted for non-cash adjustments to operating activities was $6,448 for the twenty-six weeks ended July 1, 2017 (adjusted for non-cash charges primarily related to deferred income taxes of $25,881 and depreciation and amortization expense of $3,270), compared to net income adjusted for non-cash adjustments to operating activities of $7,072 for the twenty-six weeks ended July 2, 2016 (adjusted for non-cash charges primarily consisting of depreciation and amortization expense of $3,704 and shared based compensation of $1,668). After excluding the effects of the non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities.

•
Accounts receivable decreased to $2,698 at July 1, 2017 from $3,266 at December 31, 2016, resulting in a decrease in operating assets and reflecting a cash inflow of $568 for the twenty-six weeks ended July 1, 2017. Accounts receivable decreased primarily due to timing of payments at the end of the quarter. For the twenty-six weeks ended July 2, 2016, cash inflow related to the change in accounts receivable was $265.

•
Inventory increased to $52,195 at July 1, 2017 from $50,904 at December 31, 2016, resulting in an increase in operating assets and reflecting a cash outflow of $1,291 for the twenty-six weeks ended July 1, 2017. For the twenty-six weeks ended July 2, 2016, cash inflow related to the change in inventory was $6,795.

•
Accounts payable and accrued expenses increased to $47,770 at July 1, 2017 compared to $40,557 at December 31, 2016, resulting in an increase in operating liabilities and reflecting a cash inflow of $7,261 for the twenty-six weeks ended July 1, 2017. Accounts payable and accrued expenses increased primarily due to the increase in accounts payable of $6,074. Accounts payable and accrued expenses fluctuates from period-to-period due to the amount of our revenues and the related purchases and the timing of our payments. For the twenty-six weeks ended July 2, 2016, cash inflow related to the change in accounts payable and accrued expenses was $1,308.

Investing Activities
For the twenty-six weeks ended July 1, 2017 and July 2, 2016, net cash used in investing activities was primarily the result of increases in property and equipment ($2,494 and $2,887, respectively), which are mainly related to capitalized website and software development costs.
Financing Activities
For the twenty-six weeks ended July 1, 2017, net cash used in financing activities was primarily due to payments made on our revolving loan payable. For the twenty-six weeks ended July 2, 2016, net cash used in financing activities was primarily due to net payments made on outstanding debt, totaling $11,759.
Debt and Available Borrowing Resources
Total debt was $10,034 as of July 1, 2017, compared to $10,312 as of December 31, 2016. The decrease was primarily due to a reduction in capital leases payable.
The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. At July 1, 2017, we did not have an outstanding revolving loan balance and our outstanding letters of credit balance was $17,457 which we used in the ordinary course of business to satisfy certain vendor obligations. The customary events of default under the Credit Facility (discussed below) include certain subjective acceleration clauses. Management has determined the likelihood of an acceleration is more than remote, considering the recurring losses experienced by the Company. As a result, any outstanding borrowings under the Credit Facility would be classified as a current liability.
Loans drawn under the Credit Agreement bear interest, at the Company’s option, at a per annum rate equal to either (a) one month LIBOR plus an applicable margin of 1.75%, or (b) an “alternate prime base rate” subject to an increase or reduction by up to 0.25% based on the Company's fixed charge coverage ratio. At July 1, 2017, the Company’s LIBOR based interest rate was 3.00% (on $0 principal) and the Company’s prime based rate was 4.50% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Agreement bearing interest at a rate of 0.25% per annum, is payable monthly.

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
Funding Requirements
Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months. Our future capital requirements may, however, vary materially from those now planned or anticipated. Changes in our operating plans, lower than anticipated net sales or gross margins, increased expenses, continued or worsened economic conditions, worsening operating performance by us, or other events, including those described in “Risk Factors” included in Part II, Item 1A may force us to sell additional assets and seek additional debt or equity financing in the future. We may need to issue additional common stock under a registration statement, discussed above. There can be no assurance that we would be able to raise such additional financing or engage in such additional asset sales on acceptable terms, or at all. If we are not able to raise adequate additional financing or proceeds from additional asset sales, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Contractual Obligations
The following table sets forth our contractual cash obligations and commercial commitments as of July 1, 2017:

	Payment Due By Period (in thousands)
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$3,961	$1,467	$2,349	$145	$—
Capital lease obligations (2)	17,296	1,292	2,610	1,929	11,465

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
There were no significant changes to our critical accounting policies during the twenty-six weeks ended July 1, 2017. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations (for further detail refer to our Annual Report on Form 10-K that we filed with the SEC on March 7, 2017):

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial commodity market prices and rates. We are exposed to market risk primarily in the area of changes in U.S. interest rates and conditions in the credit markets. We also have some exposure related to foreign currency fluctuations. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We do not have any derivative financial instruments as of July 1, 2017. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities and mutual funds that hold debt securities.
Interest Rate Risk. Our investment securities generally consist of mutual funds. As of July 1, 2017, our investments were comprised of $8 of investments in mutual funds that primarily hold debt securities.
As of July 1, 2017, we had a balance of $0 outstanding under a revolving loan under our credit facility. The interest rate on this loan is computed based on a LIBOR and Prime loan rate, adjusted by features specified in our loan agreement. At our debt level as of July 1, 2017, a 100 basis point increase in interest rates would not materially affect our earnings and cash flows. If, however, we are unable to meet the covenants in our loan agreement, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate. There can be no assurance that any renegotiated terms of credit would not materially impact our earnings. At July 1, 2017, our LIBOR based interest rate was 3.00% per annum (on $0 principal) and our Prime based rate was 4.50% per annum (on $0 principal). Refer to additional discussion in Item 2, under the caption “Liquidity and Capital Resources – Debt and Available Borrowing Resources” and in “Note 3 – Borrowings” of the Notes to Consolidated Financial Statements (Unaudited), included in Part I, Item 1 of this report.
Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. dollar weakens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. dollar strengthens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos, and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, a fluctuation of 10% in the Peso/U.S. dollar exchange rate would have approximately a $508 impact on our Philippine operating expenses for the twenty-six weeks ended July 1, 2017. During fiscal year 2014, we hedged a portion of our forecasted foreign currency exposure associated with operating expenses incurred in the Philippines. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. As of December 31, 2016 and July 1, 2017, we had no hedges in place. We are evaluating our options on how to manage this risk and considering various methods to mitigate such risk. Our Canadian website sales are denominated in Canadian dollars; however, fluctuations in exchange rates from these operations are only expected to have a nominal impact on our operating results due to the relatively small number of sales generated in Canada. We believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.
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
Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. Search engines, shopping comparison sites and other online sources have in the past, and will continue to revise their algorithms from time to time in an attempt to optimize their search results. For example, search engines, like Google, revise their algorithms regularly in an attempt to optimize their search results. During the past few years, we have been negatively impacted by the changes in methodology for how Google displayed or selected our different websites for customer search results, which has reduced our unique visitor count and adversely affected our financial results. While we continue to address these ongoing challenges, during the second quarter of 2017 our unique visitor count decreased by 5.5 million, or

18.2%, to 24.7 million unique visitors compared to 30.2 million unique visitors in the second quarter of 2016 primarily due to a shift in traffic from our e-commerce sites to our online marketplaces. While we have been able to partially offset the decrease in our organic traffic through increases in paid search traffic, there is no guarantee we will be able to continue to increase our paid traffic at the same levels in the future. In addition, if other search engines, shopping comparison sites or similar online sources on which we rely for website traffic were to modify their general methodology for how they display or select our websites in a manner similar to the changes made by Google, or if Google continues to make changes to its search results ranking algorithms that cause those algorithms to interact with our platform in a manner that continues to reduce our unique visitors count, fewer consumers may click through to our websites, and our financial results could be further adversely affected.
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
*Shifting online consumer behavior of purchasers of aftermarket auto parts could adversely impact our financial results and the growth of our business.
Shifting consumer behavior indicates that our customers are becoming more inclined to shop for aftermarket auto parts through their mobile devices. Mobile customers exhibit different behaviors than our more traditional desktop based e-commerce customers. User sophistication and technological advances have increased consumer expectations around the user experience on mobile devices, including speed of response, functionality, product availability, security, and ease of use. If we are unable to continue to adapt our mobile device shopping experience from desktop based online shopping in ways that improve our customer’s mobile experience and increase the engagement of our mobile customers our sales may decline and our business and financial results may suffer.
In addition, shifting consumer behavior indicates that customers may becoming more inclined to shop for aftermarket auto parts through marketplace websites such as Amazon and eBay as opposed to purchasing parts through ecommerce channels.  For example, during the first half of 2017, the online marketplaces sales grew from 26.4% of total sales to 34.0% of total sales over the prior year.  Any mix shift in sales to marketplace channels could result in lower gross margins, and as a result, our business and financial results may suffer.
* During the first half of fiscal 2017 we recorded net income, but we have a history of net losses and there can be no assurance that net income will continue for the remainder of fiscal year 2017.
During the second quarter of fiscal 2017 we recorded net income of $26,918, compared to $681 for the second quarter of fiscal 2016. While we achieved net income, if our historical net losses were to return, they could severely impact our liquidity, as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. In such case, there can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If our historical net losses were to return, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.
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
Our top ten suppliers represented approximately 46% of our total product purchases during the twenty-six weeks ended July 1, 2017. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.
For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For the twenty-six weeks ended July 1, 2017, our product purchases from three drop-ship suppliers represented approximately 8% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.
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
Moreover, we are subject to the Payment Card Industry Data Security Standard ("PCI DSS"), issued by the PCI Council. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data.  We cannot be certain that all of our information technology systems are able to prevent, contain or detect any cyber-attacks, cyber terrorism, or security breaches from known malware or malware that may be developed in the future. To the extent that any disruption results in the loss, damage or misappropriation of information, we may be materially adversely affected by claims from customers, financial institutions, regulatory authorities, payment card associations and others.  In addition, the cost of complying with stricter privacy and information security laws and standards could be significant to us.  For example, we were recently required to transition from PCI Data Security Standard 2.0 to PCI Data Security Standard 3.2. We are in the process of conforming to the new standards which we expect to be completed in the third quarter of 2017. There is no guarantee that we will be able to conform to these new standards, and if we fail to meet these standards, we could become subject to fines and other penalties and experience a significant increase in payment card transaction costs. In addition, such failure could damage our reputation, inhibit sales, and adversely affect our business.
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
Since the completion of our initial public offering in February 2007 through July 1, 2017, the trading price of our common stock has been volatile, ranging from a high of $12.61 per share to a low per share of $0.91. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

* In May 2017, Oak Investment Partners XI, L.P., our then largest stockholder, distributed approximately 28% of our outstanding shares of common stock on an as converted basis to its limited partners,, and any sale of such shares into the market in the future could cause the market price of our common stock to drop significantly, even if our business is doing well.

In May 2017, Oak Investment Partners XI, L.P., our then largest stockholder, distributed approximately 28% of our outstanding shares of common stock on an as converted basis to its limited partners..  Sales of a substantial number of shares of our common stock in the public market by Oak’s limited partners, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales or perceived sales by these stockholders may have on the prevailing market price of our common stock.

Our common stock may be delisted from the NASDAQ Global Market if we are unable to maintain compliance with Nasdaq’s continued listing standards.
NASDAQ imposes, among other requirements, continued listing standards including minimum bid and public float requirements. The price of our common stock must trade at or above $1.00 to comply with NASDAQ's minimum bid requirement for continued listing on the NASDAQ. If our stock trades at bid prices of less than $1.00 for a period in excess of 30 consecutive business days, the NASDAQ could send a deficiency notice to us for not remaining in compliance with the minimum bid listing standards. During the second quarter of fiscal year 2017 our common stock never traded below $1.00. However, if the closing bid price of our common stock fails to meet NASDAQ's minimum closing bid price requirement, or if we otherwise fail to meet any other applicable requirements of the NASDAQ and we are unable to regain compliance, NASDAQ may make a determination to delist our common stock.
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
In March 2013, our Board of Directors, under the authority granted by our Certificate of Incorporation, established a series of preferred stock, our Series A Convertible Preferred, which has various rights, preferences and privileges senior to the shares of our common stock. Dividends on the Series A Convertible Preferred are payable quarterly, subject to the satisfaction of certain conditions, at a rate of $0.058 per share per annum in cash, in shares of common stock or in any combination of cash and common stock as determined by our Board of Directors. While we may, at our election, subject to the satisfaction of certain conditions, pay any accrued but unpaid dividends on the Series A Convertible Preferred in either cash or in common stock, we may be unable to satisfy the requisite conditions for paying dividends in common stock and, under such circumstances, we will be required to pay such accrued but unpaid dividends in cash. In such circumstances, we will be required to use cash that would otherwise be used to fund our ongoing operations to pay such accrued but unpaid dividends. To the extent we do pay dividends in common stock as we have done in certain prior periods, the ownership percentage of our common stockholders who are not holders of the Series A Convertible Preferred will be diluted. Our Series A Convertible Preferred is convertible for 2,770,687 shares of common stock, and to the extent that the Series A Convertible Preferred is converted, the common stock ownership percentage of our common stockholders who are not converting holders of the Series A Convertible Preferred will be diluted.

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
While management has concluded that our internal controls over financial reporting were effective as of July 1, 2017, we have in the past, and could in the future, have a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.
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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We purchased the following shares of common stock for the second quarter of fiscal 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Apr 1 - Apr 29, 2017	18,118	$3.66	—	—
Apr 30 - May 27, 2017	—	$—	—	—
May 28 - Jul 1, 2017	—	$—	—	—

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

Date:	August 10, 2017	U.S. AUTO PARTS NETWORK, INC.

		By:	/s/ Aaron Coleman
Aaron Coleman
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Neil T. Watanabe
Neil T. Watanabe
Chief Financial Officer
(Principal Financial Accounting Officer)