Form 10-K
period 2017-12-30
U.S. Auto Parts Network, Inc.
filed 2018-03-14
CIK 1378950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2017
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
Registrant’s Telephone Number, Including Area Code: (424) 702-1455

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of July 1, 2017 was approximately $91.4 million (based on the closing sales price of the registrant’s common stock on that date). For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 9, 2018, there were 34,858,147 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our proxy statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

U.S. AUTO PARTS NETWORK, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 30, 2017

Unless the context requires otherwise, as used in this report, the terms “U.S. Auto Parts,” the “Company,” “we,” “us” and “our” refer to U.S. Auto Parts Network, Inc. and its subsidiaries. Unless otherwise stated, all amounts are presented in thousands.
U.S. Auto Parts®, U.S. Auto Parts Network™, AutoMD®, Kool-Vue®, JC Whitney®, Carparts.com®, and Evan Fischer®, amongst others, are our United States trademarks. All other trademarks and trade names appearing in this report are the property of their respective owners.

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
Overview
We are a leading online provider of automotive aftermarket parts. Our vision is that vehicle repairs and upgrades are easy and affordable. Our mission is to provide an exceptionally easy experience for our customers. Our mantra is "make it easy for our customers." Our five core values are: customer focus, teamwork, integrity, quality, and continuous improvement.
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
Our flagship websites are located at www.autopartswarehouse.com, www.carparts.com, and www.jcwhitney.com and our corporate website is located at www.usautoparts.net.
We report on a 52/53-week fiscal year, ending on the Saturday nearest the end of December. References to 2017, 2016 and 2015 relate to the 52-week fiscal years ended December 30, 2017 and December 31, 2016 and January 2, 2016.
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
Collision Parts. The collision parts category is primarily comprised of parts for the exterior of an automobile. Our parts in this category are typically replacement parts for original body parts that have been damaged as a result of a collision or through general wear and tear. The majority of these products are sold through our websites. In addition, we sell an extensive line of mirror products, including our own private-label brand called Kool-Vue®, which are marketed and sold as aftermarket replacement parts and as upgrades to existing parts.
Engine Parts. The engine parts category is comprised of engine and chassis components as well as other mechanical and electrical parts, including our own private label brand of aftermarket catalytic converters called Evan Fischer®. These parts serve as replacement parts for existing engine parts and are generally used by professionals and do-it-yourselfers for engine and mechanical maintenance and repair.
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
Offline Sales Channel. We sell and deliver to collision repair shops from our Chesapeake, Virginia warehouse facility. We also market our Kool-Vue® products nationwide to auto parts wholesale distributors and serve consumers by operating a retail outlet store in LaSalle, Illinois.
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

Branded Product. We have developed and implemented application programming interfaces with the majority of our branded, drop ship suppliers that allow us to electronically transmit orders, check inventory availability, and receive the shipment tracking information which is easily passed on to our customers. We are a significant customer for many of our drop-ship vendors and have long standing relationships and contracts with many of these suppliers. For the fiscal year ended December 30, 2017, three of our drop-ship vendors accounted for approximately 8% of our total product purchases. We currently have over 1.0 million branded SKUs in our product selection.
Marketing
Our online marketing efforts are designed to attract visitors to our websites, convert visitors into purchasing customers and encourage repeat purchases among our existing customer base. We use a variety of marketing methods, including online marketing methods to attract visitors, which include paid search advertising, search engine optimization, affiliate programs, e-mail marketing and inclusion in online shopping engines. To convert visitors into paying customers, we periodically run promotions for discounted products. We seek to create cross-selling opportunities by displaying complementary and related products available for sale throughout the purchasing process, including bundled kits and sets. We utilize several marketing techniques, including targeted e-mails about specific vehicle promotions, to increase customer awareness of our products.
International Operations
In April 2007, we established offshore operations in the Philippines. Our offshore operations allow us to access a workforce with the necessary technical skills at a significantly lower cost than comparably experienced U.S.-based professionals. Our offshore operations are responsible for a majority of our website development, catalog management, and back office support. Our offshore operations also house our main call center. We had 703 employees in the Philippines as of December 30, 2017 and conduct limited sales in Canada. We also primarily source our private label product from suppliers in the Asia-Pacific region.
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
Employees
As of December 30, 2017, we had 366 employees in the United States and 703 employees in the Philippines for a total of 1,069 employees. None of our employees are represented by a labor union, and we have never experienced a work stoppage.
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

We depend on search engines and other online sources to attract visitors to our websites and marketplace channels, and if we are unable to attract these visitors and convert them into customers in a cost-effective manner, our business and results of operations will be harmed.

Our success depends on our ability to attract customers in a cost-effective manner. Our investments in marketing may not effectively reach potential consumers or those consumers may not decide to buy from us or the volume of consumers that purchase from us may not yield the intended return on investment. With respect to our marketing channels, we rely on relationships with providers of online services, search engines, shopping comparison sites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our websites. We rely on these relationships as significant sources of traffic to our websites. In particular, we rely on Google as an important marketing channel, and if Google changes its algorithms or if competition increases for advertisements on Google or on our marketplace channels, we may be unable to cost-effectively attract customers to our products.

Our agreements with our marketing providers generally have terms of one year or less. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers would be harmed. In addition, many of the parties with whom we have online-advertising arrangements could provide advertising services to other companies, including retailers with whom we compete. A s competition for online advertising has increased, the cost for these services has also increased. A significant increase in the cost of the marketing vehicles upon which we rely could adversely impact our ability to attract customers in a cost-effective manner and harm our business and results of operations. Further, we use promotions as a way to drive sales, these promotional activities may not drive sales and may adversely affect our gross margins.

Similarly, if any free search engine, shopping comparison site, or marketplace site on which we rely begins charging fees for listing or placement, or if one or more of the search engines, shopping comparison sites, marketplace sites and other online sources on which we rely for purchased listings, increases their fees, or modifies or terminates its relationship with us, our expenses could rise, we could lose customers and traffic to our websites could decrease.

Shifting online consumer behavior of purchasers of aftermarket auto parts could adversely impact our financial results and the growth of our business.

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

In addition, shifting consumer behavior indicates that customers may be more inclined to shop for aftermarket auto parts through marketplace websites such as Amazon and eBay as opposed to purchasing parts through e-commerce channels. For example, during fiscl 2017, the online marketplaces sales grew from 26.5% of total sales to 35.0% of total sales over the prior year. Any mix shift in sales to marketplace channels could result in lower gross margins, and as a result, our business and financial results may suffer.
During fiscal 2017, we recorded net income, but we have a history of net losses and there can be no assurance that net income will continue in fiscal year 2018.
During fiscal 2017, we achieved net income of $24,015, compared to a net loss of $603 for fiscal 2016, in part due to a $21,540 income tax benefit due to the change in valuation allowance, in addition to the impact of the Tax Cuts and Jobs Act. While we achieved net income during fiscal 2017, if our historical net losses continue in fiscal year 2018 they could severely impact our liquidity, as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. In such case, there can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If our historical net losses were to return, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.
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
While we did not have any outstanding indebtedness under our Credit Agreement as of the end of fiscal 2017, we may have outstanding indebtedness in the future. Any outstanding indebtedness would have important consequences, including the following:

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
We review our long-lived assets for impairment annually, or when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered are changes in circumstances indicating that the carrying value of our assets may not be recoverable include a decrease in future cash flows. For example, during fiscal 2016, we recorded a non-cash impairment charge of $1,130 relating to the impairment of certain AutoMD software. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our assets is determined, resulting in an impact on our results of operations.

We are highly dependent upon key suppliers.
Our top ten suppliers represented approximately 48% of our total product purchases during fiscal 2017. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.
For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For fiscal 2017, our product purchases from three drop-ship suppliers represented approximately 8% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.
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
We rely on third parties for the shipment of our products and we cannot be sure that these relationships will continue on terms favorable to us, or at all. Shipping costs have increased from time to time, and may continue to increase, and we may not be able to pass these costs directly to our customers. For example, shipping costs have recently increased on larger items such as bumpers and hoods. Any increased shipping costs could harm our business, prospects, financial condition and results of operations by increasing our costs of doing business and reducing gross margins which could negatively affect our operating results. In addition, we utilize a variety of shipping methods for both inbound and outbound logistics. For inbound logistics, we rely on trucking and ocean carriers and any increases in fees that they charge could adversely affect our business and financial condition. For outbound logistics, we rely on ‘‘Less-than-Truckload’’ (‘‘LTL’’) and parcel freight based upon the product and quantities being shipped and customer delivery requirements. We also ship a number of oversized auto parts which may trigger additional shipping costs by third party delivery services. Any increases in fees or any increased use of LTL would increase our shipping costs which could negatively affect our operating results.
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
Moreover, we are subject to the Payment Card Industry Data Security Standard ("PCI DSS"), issued by the PCI Council. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. We cannot be certain that all of our information technology systems are able to prevent, contain or detect any cyber-attacks, cyber terrorism, or security breaches from known malware or malware that may be developed in the future. To the extent that any disruption results in the loss, damage or misappropriation of information, we may be materially adversely affected by claims from customers, financial institutions, regulatory authorities, payment card associations and others. In addition, the cost of complying with stricter privacy and information security laws and standards could be significant to us. For example, we were recently required to transition from PCI Data Security Standard 2.0 to PCI Data Security Standard 3.2. We are in the process of conforming to the new standards which we expect to be completed this year. There is no guarantee that we will be able to conform to these new standards, and if we fail to meet these standards, we could become subject to fines and other penalties and experience a significant increase in payment card transaction costs. In addition, such failure could damage our reputation, inhibit sales, and adversely affect our business.

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
OEMs have attempted to use claims of intellectual property infringement against manufacturers and distributors of aftermarket products to restrict or eliminate the sale of aftermarket products that are the subject of the claims. The OEMs have brought such claims in federal court and with the United States International Trade Commission. We have received in the past, and we anticipate we may in the future receive, communications alleging that certain products we sell infringe the patents, copyrights, trademarks and trade names or other intellectual property rights of OEMs or other third parties. For instance, after approximately three and a half years of litigation and related costs and expenses, on April 16, 2009, we entered into a settlement agreement with Ford Motor Company and Ford Global Technologies, LLC that ended the two legal actions that were initiated by Ford against us related to claims of intellectual property infringement. The United States Patent and Trademark Office records indicate that OEMs are seeking and obtaining more design patents and trademarks then they have in the past. To the extent that the OEMs are successful with obtaining and enforcing their intellectual proprtry rights, we could be restricted or prohibited from selling certain aftermarket products which could have an adverse effect on our business. Infringement claims could also result in increased costs of doing business arising from increased legal expenses, adverse judgments or settlements or changes to our business practices required to settle such claims or satisfy any judgments. Litigation or regulatory enforcement could result in interpretations of the law that require us to change our business practices or otherwise increase our costs and harm our business. We may not maintain sufficient insurance coverage to cover the types of claims that could be asserted. If a successful claim were brought against us, it could expose us to significant liability.
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
Since the completion of our initial public offering in February 2007 through December 30, 2017, the trading price of our common stock has been volatile, ranging from a high of $12.61 per share to a low per share of $0.91. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

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
NASDAQ imposes, among other requirements, continued listing standards including minimum bid and public float requirements. The price of our common stock must trade at or above $1.00 to comply with NASDAQ's minimum bid requirement for continued listing on the NASDAQ. If our stock trades at bid prices of less than $1.00 for a period in excess of 30 consecutive business days, the NASDAQ could send a deficiency notice to us for not remaining in compliance with the minimum bid listing standards. While our common stock has not recently traded below $1.00, if the closing bid price of our common stock were to fail to meet NASDAQ's minimum closing bid price requirement, or if we otherwise fail to meet any other applicable requirements of the NASDAQ and we are unable to regain compliance, NASDAQ may make a determination to delist our common stock.
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
In March 2013, our Board of Directors, under the authority granted by our Certificate of Incorporation, established a series of preferred stock, our Series A Convertible Preferred, which has various rights, preferences and privileges senior to the shares of our common stock. Dividends on the Series A Convertible Preferred are payable quarterly, subject to the satisfaction of certain conditions, at a rate of $0.058 per share per annum in cash, in shares of common stock or in any combination of cash and common stock as determined by our Board of Directors. While we may, at our election, subject to the satisfaction of certain conditions, pay any accrued but unpaid dividends on the Series A Convertible Preferred in either cash or in common stock, we may be unable to satisfy the requisite conditions for paying dividends in common stock and, under such circumstances, we will be required to pay such accrued but unpaid dividends in cash. In such circumstances, we will be required to use cash that would otherwise be used to fund our ongoing operations to pay such accrued but unpaid dividends. To the extent we do pay dividends in common stock as we have done in certain prior periods, the ownership percentage of our common stockholders who are not holders of the Series A Convertible Preferred will be diluted. Our Series A Convertible Preferred is initially convertible for 2,770,687 shares of common stock, and to the extent that the Series A Convertible Preferred is converted, the common stock ownership percentage of our common stockholders who are not converting holders of the Series A Convertible Preferred will be diluted.
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
While management has concluded that our internal controls over financial reporting were effective as of December 30, 2017, we have in the past, and could in the future, have a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.
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

ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.

ITEM 2.     PROPERTIES
As of December 30, 2017, the total square footage of our leased office and distribution centers was 574,000 square feet. This includes approximately 531,000 square feet for our corporate headquarters located in Carson, California and distribution centers in LaSalle, Illinois and Chesapeake, Virginia; and approximately 43,000 square feet of office space in the Philippines. For additional information regarding our obligations under property leases, see “Note 10-Commitments and Contingencies” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

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
Market Information
Our common stock is being trading on the Nasdaq under the symbol “PRTS.” The table below sets forth the high and low sales prices of our common stock for the periods indicated:

	High	Low
2017:
Quarter ended April 1, 2017	$3.74	$3.06
Quarter ended July 1, 2017	4.13	2.85
Quarter ended September 30, 2017	3.34	2.49
Quarter ended December 30, 2017	3.14	2.01
2016:
Quarter ended April 2, 2016	$3.28	$2.35
Quarter ended July 2, 2016	4.39	2.58
Quarter ended October 1, 2016	4.49	3.21
Quarter ended December 31, 2016	3.66	2.40
On March 9, 2018, the last reported sale price of our common stock on the Nasdaq was $2.19 per share.
Holders
As of March 9, 2018, there were approximately 20 registered shareholders of record of our common stock.
Stock Performance Graph
The material in this section is not “soliciting material,” is not deemed “filed” with the SEC, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
The following graph shows a quarterly comparison of the total cumulative returns of an investment of $100 in cash on December 31, 2012, in (i) our common stock, (ii) the Morgan Stanley Technology Index, (iii) the S&P 500 Retail Index and (iv) NASDAQ Composite Index, in each case through December 31, 2017. The performance of our stock, the Morgan Stanley Technology Index, the S&P 500 Retail Index and the NASDAQ Composite Index have been obtained from online data available. We have used the available prices at the end of the week closest to the end of the period for the purposes of the graph. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The graph assumes that all common stock dividends have been reinvested (to date, we have not declared dividends on our common stock).

Index Value
300
250
200
150
100
50
0
12/31/12
03/31/13
06/30/13
09/30/13
12/31/13
03/31/14
06/30/14
09/30/14
12/31/14
03/31/15
06/30/15
09/30/15
12/31/15
03/31/16
06/30/16
09/30/16
12/31/16
03/31/17
06/30/17
09/30/17
12/31/17
Period Ending
Morgan Stanley Technology Index
S&P 500 Retail Index
NASDAQ Composite Index
US Auto Parts, Inc

Dividend Policy
No dividends on common stock were paid during the fiscal year ended December 30, 2017. We issued approximately $189,000 in cash dividends to our Series A Preferred stockholders during the fiscal year ended December 30, 2017 and issued approximately $241,000 in dividends to our Series A Preferred stockholders during the fiscal year ended December 31, 2016 consisting of approximately $121,000 in cash and $120,000 in common stock. We do not anticipate that we will declare or pay any cash dividends on our common stock in the foreseeable future; however, we will have to pay dividends to our preferred stockholders until such shares are redeemed or converted. We maintain an asset-based revolving credit facility with JPMorgan Chase Bank (the "Credit Agreement") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30 million subject to a borrowing base derived from certain of our receivables, inventory and property and equipment. The Credit Agreement requires us to obtain a prior written consent from JPMorgan Chase Bank when we determine to pay any dividends on or make any distribution with respect to our common stock. Under the Second Amendment to Credit Agreement dated March 25, 2013, we obtained written consent from JPMorgan Chase Bank to pay dividends on our Series A Preferred Shares. See “Liquidity and Capital Resources” in Item 7 of Part II included in this report for further information on the covenants under the secured Credit Agreement. Any future determination to pay cash dividends on our common stock will be subject to the above restriction, as well as restrictions under any other existing indebtedness, at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and other factors the Board of Directors deems relevant.
Recent Sales of Unregistered Securities
None.

Use of Proceeds from Sales of Registered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We purchased the following shares of common stock for the fourth quarter of fiscal 2017, all of which were made as part of publicly announced plans or programs:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Oct 1 - Oct 28, 2017	—	—	—	—
Oct 29 - Nov 25, 2017	769,463	$2.32	769,463	—
Nov 26 - Dec 30, 2017	93,250	$2.10	93,250	3,595,050

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

	52 Weeks Ended December 30, 2017 (“fiscal year 2017”)	52 Weeks Ended December 31, 2016 (“fiscal year 2016”)	52 Weeks Ended January 2, 2016 (“fiscal year 2015”)	53 Weeks Ended January 3, 2015 (“fiscal year 2014”) (1)	52 Weeks Ended December 28, 2013 (“fiscal year 2013”) (2)
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$303,366	$303,324	$290,833	$283,211	$254,422
Cost of sales	213,706	211,277	207,657	205,058	180,620
Gross profit	89,660	92,047	83,176	78,153	73,802
Operating expenses:
Marketing	39,293	41,104	40,218	39,574	38,929
General and administrative	17,612	17,629	16,325	16,697	17,508
Fulfillment	23,090	22,975	20,237	20,368	18,702
Technology	4,711	5,625	4,833	4,826	4,982
Amortization of intangible assets	319	449	431	422	381
Impairment loss on property and equipment	—	—	—	—	4,832
Impairment loss on intangible assets	—	—	—	—	1,245
Total operating expenses	85,025	87,782	82,044	81,887	86,579
Income (loss) from operations	4,635	4,265	1,132	(3,734)	(12,777)
Other expense, net	(1,601)	(1,192)	(1,180)	(1,036)	(824)
Income (loss) from operations before income taxes	3,034	3,073	(48)	(4,770)	(13,601)
Income tax (benefit) provision	(21,540)	100	88	137	43
Income (loss) from continuing operations	24,574	2,973	(136)	(4,907)	(13,644)
Net loss from discontinued operations	(559)	(3,576)	(2,288)	(2,179)	(1,990)
Net income (loss)	$24,015	$(603)	$(2,424)	$(7,086)	$(15,634)
Basic income (loss) from continuing operations per share	$0.69	0.08	$(0.01)	$(0.15)	$(0.42)
Diluted income (loss) from continuing operations per share	$0.62	0.08	$(0.01)	$(0.15)	$(0.42)
Shares used in computation of basic income (loss) from continuing operations per share	35,192	34,765	33,946	33,489	32,697
Shares used in computation of diluted income (loss) from continuing operations per share	39,634	36,207	33,946	33,489	32,697

(1)	Fiscal year 2014 included restructuring charges of $1.1 million and inventory write-downs of $0.9 million incurred due to the closure of our warehouse in Carson, California.

(2)	Fiscal year 2013 included severance charges of $0.7 million incurred due to a reduction in workforce during the first half of 2013.

	December 30, 2017	December 31, 2016	January 2, 2016	December 28, 2013	December 29, 2012
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,850	$6,643	$5,537	$7,653	$818
Working capital	13,634	16,869	13,605	14,645	9,761
Total assets	100,698	82,134	83,756	82,907	69,182
Revolving loan payable	—	—	11,759	11,022	6,774
Current portion of long-term debt and capital leases	579	542	521	269	269
Long-term debt including capital leases, net of current portion	9,173	9,770	10,168	9,270	9,502
U.S. Auto Parts stockholders’ equity	40,361	22,853	20,340	19,277	20,866

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar Amounts in Thousands, Except Per Share Data, or as Otherwise Noted)

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
Overview
We are a leading online provider of aftermarket auto parts, including collision parts, engine parts, and performance parts and accessories. Our user-friendly websites provide customers with a broad selection of SKUs, with detailed product descriptions and photographs. Our proprietary product database maps our SKUs to product applications based on vehicle makes, models and years. We principally sell our products to individual consumers through our network of websites and online marketplaces. Our flagship consumer websites are located at www.autopartswarehouse.com, www.carparts.com and www.jcwhitney.com and our corporate website is located at www.usautoparts.net.
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
3.Growth of online sales. The U.S. Auto Care Association estimates that overall revenue from online sales of auto parts and accessories is projected to increase to approximately $13.2 billion in 2018 and more than double by 2023. Improved product availability, lower prices and consumers' growing comfort with digital platforms are driving the shift to online sales. We believe that we are well positioned for the shift to online sales due to our history of being a leading source for aftermarket automotive parts through online marketplaces and our network of websites.
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
International Operations. In April 2007, we established offshore operations in the Philippines. Our offshore operations allow us to access a workforce with the necessary technical skills at a significantly lower cost than comparably experienced U.S.-based professionals. Our offshore operations are responsible for a majority of our website development, catalog management, and back office support. Our offshore operations also house our main call center. We had 703 employees in the Philippines as of December 30, 2017. We believe that the cost advantages of our offshore operations provide us with the ability to grow our business in a more cost-effective manner than using U.S.-based resources.
AutoMD. In March of 2017, AutoMD, a majority owned subsidiary focused on auto repairs, filed for dissolution. The AutoMD operating segment has been classified as discontinued operations and its results of operations are reflected under loss from discontinued operations in our consolidated financial statements. The dissolution of AutoMD has a material impact on the Company's operations and financial results given it was previously reported under a separate operating segment. The Company continues to operate AutoMD.com as a media business and includes the results of operations under continuing operations.
Key Metrics. To understand revenue generation through our network of e-commerce websites and online marketplaces, we monitor several key business metrics, including the following:

	52 Weeks Ended December 30, 2017	52 Weeks Ended December 31, 2016	52 Weeks Ended January 2, 2016
Unique Visitors (millions) [1]	96.9	117.9	116.7
E-commerce Orders (thousands)	1,892	2,161	2,043
Online Marketplace Orders (thousands)	1,740	1,265	1,061
Total Online Orders (thousands)	3,632	3,426	3,104
E-commerce Average Order Value	$101	$104	$109
Online Marketplace Average Order Value	$66	$69	$71
Total Online Average Order Value	$82	$91	$96
Revenue Capture [1]	85.5%	84.8%	85.6%
Conversion [1]	1.95%	1.83%	1.75%

[1]	Excludes online marketplaces and media properties (e.g. AutoMD).
Unique Visitors: A unique visitor to a particular website represents a user with a distinct IP address that visits that particular website. We define the total number of unique visitors in a given month as the sum of unique visitors to each of our websites during that month. We measure unique visitors to understand the volume of traffic to our websites and to track the effectiveness of our online marketing efforts. The number of unique visitors has historically varied based on a number of factors, including our marketing activities and seasonality. Included in the unique visitors are mobile device based customers, who are becoming an increasing part of our business. Shifting consumer behavior and technology enhancements indicates that customers are becoming more inclined to purchase auto parts through their mobile devices. User sophistication and technological advances have increased consumer expectations around the user experience on mobile devices, including speed of response, functionality, product availability, security, and ease of use. We believe enhancements to online solutions specifically catering to mobile based shopping can result in an increase in the number of orders and revenues. We believe an increase in unique visitors to our websites will result in an increase in the number of orders. We seek to increase the number of unique visitors to our websites by attracting repeat customers and improving search engine marketing and other internet marketing activities. During fiscal year 2017, our unique visitors decreased by 17.8% compared to the fiscal year 2016 primarily due to a shift in traffic from our e-commerce sites to online marketplaces, as described in further detail under “—Executive Summary” below.
Total Number of Orders: We monitor the total number of orders as an indicator of future revenue trends. During the fiscal year 2017, the total number of orders was up by 6.0% compared to the fiscal year 2016, with e-commerce and online marketplace orders decreasing by 12.4% and increasing by 37.5%, respectively. We believe that total orders improved through greater product selection and certain strategic pricing initiatives on online marketplaces.
Average Order Value: Average order value represents our net sales on a placed orders basis for a given period of time divided by the total number of orders recorded during the same period of time. During the fiscal year 2017, our average order value decreased by 9.9% when compared to the fiscal year 2016 primarily due to a mix shift towards more private label sales and a channel shift to online marketplaces. We seek to increase the average order value as a means of increasing net sales. Average order values vary depending upon a number of factors, including the components of our product offering, the order volume in certain online sales channels, mix changes between private label and branded, macro-economic conditions, and the competition online.
Revenue Capture: Revenue capture is the amount of actual dollars retained after taking into consideration returns, credit card declines and product fulfillment. During the fiscal year 2017, our revenue capture increased by 0.8% to 85.5% compared to 84.8% in fiscal year 2016.
Conversion: Conversion is the number of orders as a rate to the total number of unique visitors. This rate indicates how well we convert a visitor to a customer sales order. During fiscal year 2017, our conversion improved by 6.6% to 1.95% in fiscal year 2017 compared to 1.83% in fiscal year 2016.
Executive Summary
For fiscal 2017, our continuing operations generated net sales of $303,366, compared with $303,324 for fiscal year 2016, representing a slight increase over prior year. Our continuing operations generated income for fiscal 2017 of $24,574, compared to $2,973 for fiscal 2016. Our continuing operations generated Adjusted EBITDA, or net income before net interest expense, income tax provision, depreciation and amortization expense and amortization of intangible assets, plus share-based compensation expense, impairment loss and restructuring costs ("Adjusted EBITDA"), of $14,213 in fiscal 2017 compared to $14,024 in fiscal 2016. Adjusted EBITDA, which is not a Generally Accepted Accounting Principle (GAAP) measure, is presented because management uses it as one measure of the Company’s operating performance, as it assists in comparing the Company’s operating performance on a consistent basis by removing the impact of stock compensation expense, as well as items that are not expected to be recurring. Internally, this non-GAAP measure is also used by management for planning purposes, including the preparation of internal budgets; for allocating resources to enhance financial performance; and for evaluating the effectiveness of operational strategies. The Company also believes that such measure is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income, or as an alternative to cash flows as a measure of the Company’s overall liquidity, as presented in the Company’s consolidated financial statements. Further, the Adjusted EBITDA measure shown may not be comparable to similarly titled measures used by other companies. Refer to the table presented below for reconciliation of net loss to Adjusted EBITDA.
Total revenues increased in fiscal 2017 compared to fiscal 2016 primarily due to growth in our offline sales. Our online sales, which include our e-commerce, online marketplace sales channels and online advertising, contributed 90.4% of total revenues, and our offline sales, which consist of our Kool-Vue® and wholesale operations, contributed 9.6% of total revenues. Our online sales for fiscal year 2017 decreased by $1,560, or 0.6%, to $274,308 compared to $275,868 in fiscal 2016 primarily due to a decrease in average order value of 9.9% partially offset by an increase in total online orders of 6.0%. Our offline sales increased by $1,608, or 5.9%, to $29,059 compared to the same period last year primarily due to increased offline sales of our Kool-Vue® product.
Like most e-commerce retailers, our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. Historically, marketing through search engines provided the most efficient opportunity to reach millions of online auto part buyers. We are included in search results through paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our websites. Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. We have had a history of success with our search engine marketing techniques, which gave our different websites preferred positions in search results. Search engines, like Google, revise their algorithms from time to time in an attempt to optimize their search results. During the last few years, Google has changed its search results ranking algorithm. In some cases our unique visitor count, and therefore our financial results, were negatively impacted by these changes. We continue to address the ongoing changes to the Google methodology, but during the fiscal year 2017, our unique visitor count decreased by 21 million, or 17.8%, to 96.9 million unique visitors compared to 117.9 million unique visitors in fiscal 2016 primarily due to a shift in traffic from our e-commerce sites to our online marketplaces. As in the past we expect Google will continue to make changes in their search engine algorithms to improve their user experience. As we are significantly dependent upon search engines for our website traffic, if we are unable to address these ongoing changes and attract unique visitors, our business and results of operations will be harmed.
Total expenses, which primarily consisted of cost of sales and operating costs, increased in fiscal year 2017 compared to the same period in 2016. Components of our cost of sales and operating costs are described in further detail under — “Basis of Presentation” below.
In 2017, we made positive strides towards achieving our strategic goals and in 2018 we will continue to pursue these strategies to continue our positive sales growth, improve gross profit while reducing operating costs as percent of sales:

•
We believe we can return to positive e-commerce growth by continuing to focus on making the auto parts purchasing process as easy and seamless as possible. We plan to continue to provide unique catalog content and provide better content on our websites with the goal of improving our ranking on the search results.

•
We continue to work to improve the website purchase experience for our customers by (1) helping our customers find the parts they want to buy by reducing failed searches and increasing user purchase confidence; (2) implementing guided navigation and custom buying experiences specific to strategic part names; (3) increasing order size across our sites through improved recommendation engines; (4) improving our site speed; and (5) creating a frictionless checkout experience for our customers. In addition, we intend to continue to improve our mobile enabled features to take advantage of shifting consumer behaviors. These efforts may increase the conversion rate of our visitors to customers, the total number of orders and average order value, and the number of repeat purchases, as well as contribute to our revenue growth.

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
Overall, we expect revenue growth in 2018 compared to 2017, due to the above initiatives we expect to continue to follow in 2018.
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

	Fifty-two weeks ended
	December 30, 2017	December 31, 2016	January 2, 2016
Net income (loss)	$24,574	$2,973	$(136)
Depreciation & amortization	6,397	6,351	6,141
Amortization of intangible assets	319	449	431
Interest expense, net	1,647	1,219	1,208
Taxes	(21,540)	100	88
EBITDA	$11,397	$11,092	$7,732
Stock comp expense	$2,816	$2,932	$2,297
Adjusted EBITDA	$14,213	$14,024	$10,029

Basis of Presentation
Net Sales. Online and offline sales represent two different sales channels for our products. We generate online net sales primarily through the sale of auto parts to individual consumers through our network of e-commerce websites, online marketplace sales channels and online advertising. E-commerce sales are derived from our network of websites, which we own and operate. E-commerce and online marketplace sales also include inbound telephone sales through our call center that supports these sales channels. Online marketplaces consist primarily of sales of our products on online auction websites, where we sell through auctions as well as through storefronts that we maintain on third-party owned websites. We sell advertising and sponsorship positions on our e-commerce websites to highlight vendor brands and offer complementary products and services that benefit our customers. Advertising is targeted to specific sections of the websites and can also be targeted to specific users based on the vehicles they drive. Advertising partners primarily include part vendors, national automotive aftermarket brands and automobile manufacturers. Our offline sales channel represents our distribution of products directly to commercial customers by selling auto parts to collision repair shops. Our offline sales channel also includes both stock ship distribution as well as drop ship programs for automotive warehouse distributors and other online resellers. The product mix includes the majority of our private labeled stock ship items, which include the replacement collision parts and our Kool-Vue® mirror line. We also serve consumers by operating a retail outlet store in LaSalle, Illinois.
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
Discontinued Operations
The Company historically operated in two reportable operating segments, the core auto parts business ("Base USAP"), and an online automotive repair information source of which we were a majority stockholder ("AutoMD"). The criteria the Company used to identify operating segments were primarily the nature of the products we sell or services we provided and the consolidated operating results that were regularly reviewed by our chief operating decision maker to assess performance and make operating decisions. On March 6, 2017, AutoMD redeemed its stock from the minority stockholders and subsequently dissolved. The AutoMD operating segment has been classified as discontinued operations for all periods presented. See "Note 15 - Discontinued Operations" for further discussion. The Company continues to operate AutoMD.com as a media business and includes its results of operations under continued operations.
Results of Operations
The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Net sales	100.0%	100.0%	100.0%
Cost of sales	70.4	69.7	71.4
Gross profit	29.6	30.3	28.6
Operating expenses:
Marketing	13.0	13.6	13.8
General and administrative	5.8	5.8	5.6
Fulfillment	7.6	7.6	7.0
Technology	1.6	1.9	1.7
Amortization of intangible assets	0.1	0.1	0.1
Total operating expenses	28.1	29.0	28.2
Income from operations	1.5	1.3	0.4
Other income (expense):
Interest expense	(0.5)	(0.4)	(0.4)
Total other expense	(0.5)	(0.4)	(0.4)
Income from continuing operations before income taxes	1.0	0.9	—
Income tax (benefit) provision	(7.1)	—	—
Income from continuing operations	8.1%	0.9%	—%

Fifty-Two Weeks Ended December 30, 2017 Compared to the Fifty-Two Weeks Ended December 31, 2016
Net Sales and Gross Margin

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	$ Change	% Change
	(in thousands)
Net sales	$303,366	$303,324	$42	—%
Cost of sales	213,706	211,277	2,429	1.1%
Gross profit	$89,660	$92,047	$(2,387)	(2.6)%
Gross margin	29.6%	30.3%		(0.7)%
Net sales increased $42 for fiscal year 2017 compared to fiscal year 2016. Our net sales consisted of online sales, which include our e-commerce sites, online marketplace sales channels and online advertising, representing 90.4% of the total for fiscal year 2017 (compared to 90.9% in fiscal year 2016), and offline sales, representing 9.6% of the total for fiscal year 2017 (compared to 9.1% in fiscal year 2016). The net sales increase was due to an increase of $1,608, or 5.9%, in offline sales, partially offset by a decrease of $1,560, or 0.6%, in online sales. Offline sales increased primarily due to increased Kool-Vue® sales, while online sales decreased primarily due to a decrease in average order value of 9.9% partially offset by an increase in total online orders of 6.0%.
Gross profit decreased $2,387, or 2.6%, in fiscal year 2017 compared to fiscal year 2016. Gross margin decreased 0.7% to 29.6% in fiscal year 2017 compared to 30.3% in fiscal year 2016. Gross margin decreased in fiscal year 2017 compared to fiscal year 2016 primarily due to a sales channel mix shift towards online marketplaces, partially offset by a favorable mix shift of private label sales compared to last year.
Marketing Expense

	Fiscal Year Ended		$ Change	% Change
	December 30, 2017	December 31, 2016
	(in thousands)
Marketing expense	$39,293	$41,104	$(1,811)	(4.4)%
Percent of net sales	13.0%	13.6%		(0.6)%
Total marketing expense decreased $1,811, or 4.4%, for fiscal year 2017 compared to fiscal year 2016. As a percent to net sales, total marketing expense was 13.0% for fiscal 2017 compared to 13.6% for fiscal year 2016. Online advertising expense, which includes catalog costs, was $21,055, or 7.7%, of online sales for fiscal year 2017, compared to $22,605, or 8.2%, of online sales for fiscal year 2016. Online advertising expense decreased primarily due to decreases in our catalog advertising expense. Marketing expense, excluding online advertising, was $18,238, or 6.0%, of net sales for fiscal year 2017, compared to $18,496, or 6.1%, of net sales for fiscal year 2016. The decrease was primarily due to a decrease in labor costs.

General and Administrative Expense

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	$ Change	% Change
	(in thousands)
General and administrative expense	$17,612	$17,629	$(17)	(0.1)%
Percent of net sales	5.8%	5.8%		—%
General and administrative expense decreased $17, or 0.1%, for fiscal year 2017 compared to fiscal year 2016 and was consistent as a percentage of net sales compared to prior year.
Fulfillment Expense

	Fiscal Year Ended		$ Change	% Change
	December 30, 2017	December 31, 2016
	(in thousands)
Fulfillment expense	$23,090	$22,975	$115	0.5%
Percent of net sales	7.6%	7.6%		—
Fulfillment expense increased $115, or 0.5%, for fiscal year 2017 compared to fiscal year 2016 and remained flat as a percent of sales.
Technology Expense

	Fiscal Year Ended		$ Change	% Change
	December 30, 2017	December 31, 2016
	(in thousands)
Technology expense	$4,711	$5,625	$(914)	(16.2)%
Percent of net sales	1.6%	1.9%		(0.3)%
Technology expense decreased $914, or 16.2%, for fiscal year 2017 compared to fiscal year 2016. The decrease was primarily due to decreased variable wages and overhead.
Amortization of Intangible Assets

	Fiscal Year Ended		$ Change	% Change
	December 30, 2017	December 31, 2016
	(in thousands)
Amortization of intangible assets	$319	$449	$(130)	(29.0)%
Percent of net sales	0.1%	0.1%		—%
Amortization of intangibles decreased $130, or 29.0% for fiscal 2017 compared to fiscal 2016. Amortization of intangible assets remained flat as a percent of net sales during fiscal 2017.
Total Other Expense, Net

	Fiscal Year Ended		$ Change	% Change
	December 30, 2017	December 31, 2016
	(in thousands)
Other expense, net	$(1,601)	$(1,192)	$409	34.3%
Percent of net sales	(0.5)%	(0.4)%		(0.1)

Total other expense, net increased $409, or 34.3%, for fiscal year 2017 compared to fiscal year 2016. Total other expense increased during fiscal year 2017 compared to fiscal year 2016 primarily due to increased costs due to a higher letters of credit balance. (See further detail in “Note 6 – Borrowings” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report).
Income Tax Provision

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	$ Change	% Change
	(in thousands)
Income tax provision	$(21,540)	$100	$(21,640)	(21,640.0)%
Percent of net sales	(7.1)%	—%		(7.1)%

The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. As of December 31, 2016, the Company’s deferred tax assets were primarily the result of U.S. federal and state net operating loss carryforwards. Due to our past history of operating losses, a valuation allowance of $43,877 was recorded against our gross deferred tax asset balance as of December 31, 2016, as it was anticipated that the operating losses would expire unused. As of the end of the second quarter of 2017, in part because in the period then ended the Company achieved three years of cumulative pre-tax income in the U.S. federal tax jurisdiction and positive earnings were projected to occur in the future due to improved operating performance as a result of our focus on expense controls and private label product sales, management determined that sufficient positive evidence existed to conclude that it was more likely than not that a portion of the deferred taxes in the amount of $27,248 were realizable, and therefore, reduced the valuation allowance accordingly.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. As of the end of the third quarter of 2017, there was no material change in the evidence as it related to the amount of the Company's deferred tax assets that were more likely than not to be realized in future years. As of the end of the fourth quarter of 2017, due to continued improvements in operating performance and further evidence of sustainability, management determined that deferred tax assets of $32,153 were more likely than not to be realized in future years, and therefore, further reduced the valuation allowance accordingly. As we continue to assess our operations, to the extent our results and expectations of core earnings continue to improve, we may release additional valuation reserves in the future. Conversely, to the extent that our results deteriorate, we may be required to reverse some, or even all, of the allowance released.

The Tax Cuts and Jobs Act was enacted on December 22, 2017 and reduced the U.S. federal corporate tax rate to 21 percent effective January 1, 2018. Consequently, we have recorded a decrease in our deferred tax assets, deferred tax liabilities and valuation allowance of $13,630, $1,459 and $1,494, respectively, with a corresponding net adjustment to reduce deferred income tax benefit of $10,677 for the year ended December 30, 2017.
Income tax (benefit) provision differs from the amount that would result from applying the federal statutory rate as follows (in thousands):

	Fiscal Year Ended
	December 30, 2017	December 31, 2016
Income tax at U.S. federal statutory rate	$1,032	$1,044
Change in U.S. federal statutory rate	12,171	—
Tax attributes written off	1,110	—
Share-based compensation	1,027	316
State income tax, net of federal tax effect	231	(261)
Foreign tax	(77)	(48)
Other	38	(149)
Change in valuation allowance	(37,072)	(802)
Effective income tax provision	$(21,540)	$100
As of December 30, 2017, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. At December 30, 2017, federal and state net operating loss (“NOL”) carryforwards were $67,492 and $72,092, respectively. Federal NOL carryforwards of $2,475 were acquired in the acquisition of WAG which are subject to Internal Revenue Code section 382 and limited to an annual usage limitation of $135. Federal NOL carryforwards begin to expire in 2029, while state NOL carryforwards begin to expire in 2018.

Fifty-Two Weeks Ended December 31, 2016 Compared to the Fifty-Three Weeks Ended January 2, 2016
Net Sales and Gross Margin

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	$ Change	% Change
	(in thousands)
Net sales	$303,324	$290,833	$12,491	4.3%
Cost of sales	211,277	207,657	3,620	1.7%
Gross profit	$92,047	$83,176	$8,871	10.7%
Gross margin	30.3%	28.6%		1.7%
Net sales increased $12,491, or 4.3%, for fiscal year 2016 compared to fiscal year 2015. Our net sales consisted of online sales, representing 90.9% of the total for both fiscal years 2016 and 2015, and offline sales, representing 9.1% of the total for both fiscal years 2016 and 2015. The net sales increase was due to an increase of $11,406, or 4.3%, in online sales, and a $1,080, or 4.1%, increase in offline sales. Online sales increased primarily due to an increase in unique visitors, resulting in an increase in the number of orders.
Gross profit increased $8,871, or 10.7%, in fiscal year 2016 compared to fiscal year 2015. Gross margin increased 1.7% to 30.3% in fiscal year 2016 compared to 28.6% in fiscal year 2015. Gross margin primarily increased in fiscal year 2016 compared to fiscal year 2015 due to a favorable mix shift of private label sales compared to last year as well as freight efficiencies and lower shipping supply costs.
Marketing Expense

	Fiscal Year Ended		$ Change	% Change
	December 31, 2016	January 2, 2016
	(in thousands)
Marketing expense	$41,104	$40,218	$886	2.2%
Percent of net sales	13.6%	13.8%		(0.2)%

Total marketing expense increased $886, or 2.2%, for fiscal year 2016 compared to fiscal year 2015. As a percent to net sales, total marketing expense was 13.6% for fiscal 2016 compared to 13.8% for fiscal year 2015. Online advertising expense, which includes catalog costs, was $22,605, or 8.2%, of online sales for fiscal year 2016, compared to $20,181, or 7.6%, of online sales for fiscal year 2015. Online advertising expense increased primarily due to increases in our non-catalog online advertising costs to $21,186, or 7.0% of net sales for fiscal 2016 compared to $18,454, or 6.4% of net sales for fiscal 2015. This increase relates primarily to the increase in the proportion of paid traffic compared to organic traffic. Marketing expense, excluding online advertising, was $18,496, or 6.1%, of net sales for fiscal year 2016, compared to $20,037, or 6.9%, of net sales for fiscal year 2015. The decrease was primarily due to a decrease in depreciation and amortization, overhead and labor cost.

General and Administrative Expense

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	$ Change	% Change
	(in thousands)
General and administrative expense	$17,629	$16,325	$1,304	8.0%
Percent of net sales	5.8%	5.6%		0.2%
General and administrative expense increased $1,304, or 8.0%, for fiscal year 2016 compared to fiscal year 2015. The increase for fiscal year 2016 as compared to fiscal year 2015 was primarily due to increased depreciation and amortization.
Fulfillment Expense

	Fiscal Year Ended		$ Change	% Change
	December 31, 2016	January 2, 2016
	(in thousands)
Fulfillment expense	$22,975	$20,237	$2,738	13.5%
Percent of net sales	7.6%	7.0%		0.6%
Fulfillment expense increased $2,738, or 13.5%, for fiscal year 2016 compared to fiscal year 2015 and increased as a percent of sales primarily due to increased fixed and variable wages as well as increased depreciation and amortization.
Technology Expense

	Fiscal Year Ended		$ Change	% Change
	December 31, 2016	January 2, 2016
	(in thousands)
Technology expense	$5,625	$4,833	$792	16.4%
Percent of net sales	1.9%	1.7%		0.2%
Technology expense increased $792, or 16.4%, for fiscal year 2016 compared to fiscal year 2015. The increase was primarily due to higher computer support costs to support increased sales, as well as increased overhead.
Amortization of Intangible Assets

	Fiscal Year Ended		$ Change	% Change
	December 31, 2016	January 2, 2016
	(in thousands)
Amortization of intangible assets	$449	$431	$18	4.2%
Percent of net sales	0.1%	0.1%		—%
Amortization of intangible assets increased by $18, or 4.2%, for fiscal 2016 compared to fiscal 2015. Amortization of intangible assets remained flat as a percent of net sales during fiscal 2016.
Total Other Expense, Net

	Fiscal Year Ended		$ Change	% Change
	December 31, 2016	January 2, 2016
	(in thousands)
Other expense, net	$(1,192)	$(1,180)	$12	1.0%
Percent of net sales	(0.4)%	(0.4)%		—%
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

Income Tax Provision

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	$ Change	% Change
	(in thousands)
Income tax provision	$100	$88	$12	13.6%
Percent of net sales	—%	—%		—%

We have a full valuation allowance against our net deferred income tax assets due to our past history of operating losses. In fiscal years 2016 and fiscal 2015, we recorded an addition of $579 and $329, respectively, to our valuation allowance. Income tax benefit in 2016 and 2015 relate primarily due to the change in the outside basis difference of the Company's investment in AutoMD.

Liquidity and Capital Resources
Sources of Liquidity
During the fifty-two weeks ended December 30, 2017, we primarily funded our continuing operations with cash and cash equivalents generated from operations as well as through borrowing under our credit facility. We had cash and cash equivalents of $2,850 as of December 30, 2017, representing a $3,793 decrease from $6,643 of cash and cash equivalents as of December 31, 2016. The cash decrease was primarily due to cash used in financing activities. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our credit facility will be sufficient to finance our operations through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).

As of December 30, 2017, our credit facility provided for a revolving commitment of up to $30,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment. (see “Debt and Available Borrowing Resources” below).
Working Capital
As of December 30, 2017 and December 31, 2016, our working capital was $13,634 and $16,869, respectively. Our revolving loan does not require principal payments, however it is classified as current due to certain U.S. GAAP requirements (see “Debt and Available Borrowing Resources” below for further details). The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.
Cash Flows
The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for fiscal year 2017, 2016 and 2015, respectively (in thousands):

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Net cash provided by operating activities	$11,634	$21,571	$5,745
Net cash used in investing activities	(4,857)	(6,477)	(7,792)
Net cash (used in) provided by financing activities	(10,565)	(13,954)	(105)
Effect of exchange rate changes on cash	(5)	(34)	36
Net increase (decrease) in cash and cash equivalents	$(3,793)	$1,106	$(2,116)

Operating Activities
Cash provided by operating activities is primarily comprised of net income, adjusted for non-cash activities such as depreciation and amortization expense, amortization of intangible assets, impairment losses and share-based compensation expense. These non-cash adjustments represent charges reflected in net income and, therefore, to the extent that non-cash items increase or decrease our operating results, there will be no corresponding impact on our cash flows. Net income adjusted for non-cash adjustments to operating activities was $12,130 (adjusted for non-cash charges primarily consisting of deferred income taxes of $21,476, and depreciation and amortization expense of $6,397) for the period ended December 30, 2017 compared to $10,891 (adjusted for non-cash charges primarily consisting of depreciation and amortization expense of $7,510) for the period ended December 31, 2016. After excluding the effects of the non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities.

•
Accounts receivable decreased to $2,470 at December 30, 2017 from $3,266 at December 31, 2016, resulting in a decrease in operating assets and reflecting a cash inflow of $796 for the fiscal year ended December 30, 2017. Accounts receivable decreased primarily due to decreases in trade and credit card receivables due related to timing of collections during the year end holiday season. Accounts receivable increased to $3,266 at December 31, 2016 from $3,236 at January 2, 2016, resulting in an increase in operating assets and reflecting a cash outflow of $30 for the fiscal year ended December 31, 2016. Accounts receivable increased primarily due to increases in trade and credit card receivables due related to timing of collections during the year end holiday season.

•
Inventory increased to $54,231 at December 30, 2017 from $50,904 at December 31, 2016, resulting in an increase in operating assets and reflecting a cash outflow of $3,327 for the fiscal year ended December 30,

2017. Inventory decreased to $50,904 at December 31, 2016 from $51,216 at January 2, 2016, resulting in a decrease in operating assets and reflecting a cash inflow of $312 for the fiscal year ended December 31, 2016.

•
Accounts payable and accrued expenses increased to $43,362 at December 30, 2017 compared to $40,557 at December 31, 2016 resulting in an increase in operating liabilities and reflecting a cash inflow of $2,805 for the fiscal year ended December 30, 2017. Accounts payable and accrued expenses increased primarily due to an increase in accounts payable of $2,302. Accounts payable and accrued expenses increased to $40,557 at December 31, 2016 compared to $32,790 at January 2, 2016 resulting in an increase in operating liabilities and reflecting a cash inflow of $7,767 for the fiscal year ended December 31, 2016. Accounts payable and accrued expenses increased primarily due to an increase in accounts payable of $8,174, partially offset by a decrease in accrued expenses of $407.

•
Other current liabilities increased to $2,457 at December 30, 2017 compared to $1,972 at December 31, 2016, resulting in an increase in operating liabilities and reflecting a cash inflow of $485 for the fiscal year ended December 30, 2017. Other current liabilities increased primarily due to an increase in deferred warranty revenues. Other current liabilities increased to $1,972 at December 31, 2016 compared to $1,276 at January 2, 2016, resulting in an increase in operating liabilities and reflecting a cash inflow of $696 for the fiscal year ended December 31, 2016. Other current liabilities increased due to an increase in deferred warranty revenues.

Investing Activities
For the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, net cash used in investing activities was primarily the result of increases in property and equipment ($4,896, $6,353 and $7,780 respectively). Property and equipment is primarily internally developed software. Capitalized costs include amounts directly related to website and software development, primarily payroll and payroll related costs for employees and outside contractors who are directly associated with and devote time to the internal use software project. We expect our capital expenditures to be flat or slightly lower in fiscal 2018 compared to fiscal 2017.
Financing Activities
For the fiscal year ended December 30, 2017, net cash used in financing activities was primarily due to repurchases of outstanding shares of common stock, and payments made on our revolving loan payable. For the fiscal year ended December 31, 2016, net cash used in financing activities was primarily due to net payments made on debt, totaling $11,758. For the fiscal year ended January 2, 2016, net cash used in financing activities was primarily due to the payments made on debt, totaling $14,900. (see further discussion in “Debt and Available Borrowing Resources” below).
Debt and Available Borrowing Resources
Total debt (comprised of capital lease payable) was $9,752 as of December 30, 2017 compared to $10,312 as of December 31, 2016.
The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. At December 30, 2017, our outstanding revolving loan balance was $0. The customary events of default under the Credit Facility (discussed below) include certain subjective acceleration clauses. Management has determined the likelihood of an acceleration is more than remote, considering the recurring losses experienced by the Company. As a result, any outstanding borrowings under the Credit Facility would be classified as a current liability.
Loans drawn under the credit facility bear interest at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.75%, or (b) a “base rate” subject to an increase or reduction by up to 0.25% per annum based on the Company's fixed charge coverage ratio. At December 30, 2017, the Company’s LIBOR based interest rate was 3.31% (on $0 principal) and the Company’s prime based rate was 4.75% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly.
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
Events of default under the Credit Agreement include: failure to timely make payments due under the Credit Agreement; material misrepresentations or misstatements under the Credit Agreement and other related agreements; failure to comply with covenants under the Credit Agreement and other related agreements; certain defaults in respect of other material indebtedness; insolvency or other related events; certain defaulted judgments; certain ERISA-related events; certain security interests or liens under the loan documents cease to be, or are challenged by the Company or any of its subsidiaries as not being, in full force and effect; any loan document or any material provision of the same ceases to be in full force and effect; and certain criminal indictments or convictions of any Loan Party. As of December 30, 2017, the Company was in compliance with all covenants under the Credit Agreement.
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
As of December 30, 2017, the Company had total capital leases payable of $9,752. The present value of the net minimum payments on capital leases as of December 30, 2017 is as follows:

Total minimum lease payments	$16,642
Less amount representing interest	(6,890)
Present value of net minimum lease payments	9,752
Current portion of capital leases payable	579
Capital leases payable, net of current portion	$9,173
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
Contractual Obligations
The following table sets forth our contractual cash obligations and commercial commitments as of December 30, 2017:

	Payment Due By Period (in thousands)
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	3,520	1,695	1,825	—	—
Capital lease obligations (2)	16,642	1,298	2,433	1,933	10,978

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
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606), which was further updated in March, April, May and December 2016. We will adopt this ASU on December 31, 2017 with a cumulative adjustment to increase retained earnings rather than retrospectively adjusting prior periods. The cumulative adjustment and related costs, estimated at approximately $340, will primarily relate to no longer recording a synthetic shipping lag adjustment. We will begin to recognize revenue upon shipment. Therefore, we do not anticipate a significant effect on future revenue amounts.
Inventory. Inventory consists of finished goods available-for-sale. We purchase inventory from suppliers both domestically and internationally, primarily in Taiwan and China. We believe that our products are generally available from more than one supplier, and we maintain multiple sources for many of our products, both internationally and domestically. We offer a broad line of auto parts for automobiles, trucks, motorcycles and recreational vehicles from model years 1965 to 2017. Because of the continued demand for our products, we primarily purchase products in bulk quantities to take advantage of quantity discounts and to ensure inventory availability.
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
Market Risk. Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial commodity market prices and rates. We are exposed to market risk primarily in the area of changes in U.S. interest rates and conditions in the credit markets. We also have some exposure related to foreign currency fluctuations. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We do not have any derivative financial instruments as of December 30, 2017. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities and mutual funds that hold debt securities.

Interest Rate Risk. Our investment securities generally consist of mutual funds. As of December 30, 2017, our investments were comprised of $9 of investments in mutual funds that primarily hold debt securities.
As of December 30, 2017, we had a $0 outstanding balance under a revolving loan under our credit facility. The interest rate on this loan is computed based on a LIBOR and Prime loan rate, adjusted by features specified in our loan agreement. At our debt level as of December 30, 2017, a 100 basis point increase in interest rates would not materially affect our earnings and cash flows. If, however, we are unable to meet the covenants in our loan agreement, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate. There can be no assurance that any renegotiated terms of credit would not materially impact our earnings. At December 30, 2017, our LIBOR based interest rate was 3.31% per annum (on $0 principal) and our Prime based rate was 4.75% per annum (on $0 principal). Refer to additional discussion in Item 7, under the caption “Liquidity and Capital Resources – Debt and Available Borrowing Resources” and in “Note 6 – Borrowings” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.
Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. dollar weakens year-over-year relative to currencies in our international locations, our consolidated gross profit would be lower and operating expenses would be higher than if currencies had remained constant. Likewise, if the U.S. dollar strengthens year-over-year relative to currencies in our international locations, our consolidated gross profit would be higher and operating expenses would be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos, and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, a fluctuation of 10% in the Peso/U.S. dollar exchange rate would have approximately a $960 impact on our Philippine operating expenses for the fifty-two weeks ended December 30, 2017. During fiscal 2014 we hedged a portion of our forecasted foreign currency exposure associated with operating expenses incurred in the Philippines. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. As of December 30, 2017, we had no hedges in place. We are evaluating our options on how to manage this risk and considering various methods to mitigate such risk. Our Canadian website sales are denominated in Canadian dollars; however, fluctuations in exchange rates from these operations are only expected to have a nominal impact on our operating results due to the relatively small number of sales generated in Canada. We believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this Item 8 are set forth in Part IV, Item 15 of this report and are hereby incorporated into this Item 8 by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 30, 2017 pursuant to Rule 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objectives for which they were designed and operated at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). We assessed the effectiveness of our internal control over financial reporting as of December 30, 2017, based on the “Internal Control — Integrated Framework

(2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment was conducted utilizing our documentation of policies and procedures, risk control matrices, gap analysis, key process walk-throughs and management’s knowledge of and interaction with its controls and testing of our key controls.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on such assessment and criteria, management has concluded that the internal controls over financial reporting were effective, and were operating at the reasonable assurance level as of December 30, 2017.
Changes in Internal Control Over Financial Reporting
The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter ended December 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a)Identification of Directors. The information under the caption “Election of Directors,” appearing in the Proxy Statement (“Proxy Statement”), is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2017.
(b) Identification of Executive Officers and Certain Significant Employees. The information under the caption “Executive Compensation and Other Information—Executive Officers,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2017.
(c) Compliance with Section 16(a) of the Exchange Act. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2017.
(d) Code of Ethics. The information under the caption “Corporate Governance – Code of Ethics and Business Conduct,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2017.
(e) Board Committees. The information under the caption “Corporate Governance — Board Committees and Meetings,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2017.

ITEM 11.     EXECUTIVE COMPENSATION
The information under the caption “Executive Compensation and Other Information”, appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the captions “Securities Authorized for Issuance Under Equity Compensation Plans” and “Ownership of Securities by Certain Beneficial Owners and Management,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the captions “Corporate Governance — Director Independence” and “Certain Relationships and Related Transactions,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2017.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the caption “Fees Paid to Independent Registered Public Accounting Firm,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2017.

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

4.1*	Specimen common stock certificate

10.1+*	U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan

10.2+*	Form of Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.3+*	Form of Notice of Grant of Stock Option under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.4+*	Form of Acceleration Addendum to Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.5+*	U.S. Auto Parts Network, Inc. 2007 Omnibus Plan and Form of Award Agreements

10.6+	2017 Independent Director Compensation Plan

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

10.9+
Employment Agreement dated May 20, 2015 between U.S. Auto Parts Network, Inc. and David Eisler (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2016)

10.10+
Employment Agreement dated February 14, 2014 between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2014)

10.11+
Non-Qualified Stock Option Agreement dated October 15, 2007 between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.12+
Non-Qualified Stock Option Agreement dated October 15, 2007 (performance grant) between U.S. Auto Parts Network, Inc. and Shane Evangelist (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007)

10.13+
Transition Consulting Services Agreement dated March 30, 2017 between the Company and Shane Evangelist (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2017)

10.14+
Employment Agreement dated March 30, 2017, between the Company and Aaron Coleman (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2017)

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

10.31
Seventh Amendment to Credit Agreement and Second Amendment to Pledge and Security Agreement, dated March 24, 2015, by and among U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 13, 2015)

Exhibit No.	Description
10.32
Eighth Amendment to Credit Agreement and Third Amendment to Pledge and Security Agreement, dated February 5, 2016, by and among U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2016)

10.33
Ninth Amendment to Credit Agreement, dated May 6, 2016, by and among U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 10, 2016)

10.34
Tenth Amendment to Credit Agreement and Fourth Amendment to Pledge and Security Agreement, dated November 15, 2016, by and among U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 15, 2016)

10.35
Form of Performance Restricted Stock Unit Award Agreement under the U.S. Auto Parts Network, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2016)

10.36
Form of 2018 Performance Restricted Stock Unit Award Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2018)

10.37
Form of 2018 Performance Cash Bonus Award Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2018)

10.38
Form of 2018 Restricted Stock Unit Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2018)

10.39
Deed of Lease dated February 4, 2016 by and between U.S. Auto Parts Network, Inc. and Liberty Property Limited Partnership (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2016)

10.40	U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2016)

10.41
Form of Employee Option Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2016)

10.42
Form of Director Option Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2016)

10.43
Form of Restricted Stock Unit Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2016)

10.44
Form of Performance Restricted Stock Unit Award Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2017)

10.45
Form of Performance Cash Bonus Award Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2017)

10.46
Form of Director and Section 16 Officer Restricted Stock Unit Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2017)

10.47
Redemption Agreement, dated January 26, 2017 by and among AutoMD, Inc., Federal-Mogul Motorparts Corporation, and Muzzy-Lyon Auto Parts, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2017)

10.48
Redemption Agreement, dated January 26, 2017 by and among AutoMD, Inc. and Manheim Investments, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2017)

Exhibit No.	Description
10.49
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

10.50	Deferred Compensation Plan (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2017)

10.51
Dissolution Agreement, dated March 6, 2017, by and among AutoMD, Inc., Oak Investment Partners XI, L.P. and the Sol Khazani Living Trust. (incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2017)

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

Date:	March 14, 2018	U.S. AUTO PARTS NETWORK, INC.

		By:	/s/ Aaron Coleman
Aaron Coleman
Chief Executive Officer
POWER OF ATTORNEY
We, the undersigned officers and directors of U.S. Auto Parts Network, Inc., do hereby constitute and appoint Aaron Coleman and Neil Watanabe, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Aaron Coleman	Chief Executive Officer and Director	March 14, 2018
Aaron Coleman	(principal executive officer)

/s/ Neil Watanabe	Chief Financial Officer	March 14, 2018
Neil Watanabe	(principal financial and accounting officer)

/s/ Warren B. Phelps III	Chairman of the Board	March 14, 2018
Warren B. Phelps III

/s/ Joshua L. Berman	Director	March 14, 2018
Joshua L. Berman

/s/ Jay K. Greyson	Director	March 14, 2018
Jay K. Greyson

/s/ Sol Khazani	Director	March 14, 2018
Sol Khazani

/s/ Barbara Palmer	Director	March 14, 2018
Barbara Palmer

/s/ Bradley E. Wilson	Director	March 14, 2018
Bradley E. Wilson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
U.S. Auto Parts Network, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of U.S. Auto Parts Network, Inc. and subsidiaries (the Company) as of December 30, 2017, and December 31, 2016, the related consolidated statements of operations and other comprehensive operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended December 30, 2017, and related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2017, and December 31, 2016, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2015.

/s/ RSM US LLP
Los Angeles, CA
March 13, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
U.S. Auto Parts Network, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited U.S. Auto Parts Network, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s consolidated balance sheets as of December 30, 2017, and December 31, 2016, the related consolidated statements of operations and other comprehensive operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended December 30, 2017, and the related notes to the consolidated financial statements, and our report, dated March 13, 2018, expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP
Los Angeles, CA
March 13, 2018

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par and Per Share Liquidation Value)

	December 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,850	$6,643
Short-term investments	9	30
Accounts receivable, net	2,470	3,266
Inventory	54,231	50,904
Other current assets	2,972	2,815
Total current assets	62,532	63,658
Deferred income taxes	21,476	—
Property and equipment, net	15,085	16,478
Intangible assets, net	651	969
Other non-current assets	954	1,029
Total assets	$100,698	$82,134
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,999	$33,697
Accrued expenses	7,363	6,860
Revolving loan payable	—	—
Current portion of capital leases payable	579	542
Customer deposits	2,500	3,718
Other current liabilities	2,457	1,972
Total current liabilities	48,898	46,789
Capital leases payable, net of current portion	9,173	9,770
Deferred income taxes	—	156
Other non-current liabilities	2,266	2,097
Total liabilities	60,337	58,812
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; $1.45 per share liquidation value or aggregate of $6,017; 4,150 shares authorized; 2,771 and 4,150 shares issued and outstanding at December 30, 2017 and December 31, 2016, respectively	3	4
Common stock, $0.001 par value; 100,000 shares authorized; 34,666 and 34,623 shares issued and outstanding at December 30, 2017 and December 31, 2016, respectively (of which 2,525 and 445 are treasury stock, respectively)	37	35
Additional paid-in-capital	179,906	180,153
Treasury stock	(7,146)	(1,376)
Accumulated other comprehensive income	557	557
Accumulated deficit	(132,996)	(156,520)
Total stockholders’ equity	40,361	22,853
Noncontrolling interest	—	469
Total equity	40,361	23,322
Total liabilities and equity	$100,698	$82,134
See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(In Thousands, Except Per Share Data)

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Net sales	$303,366	$303,324	$290,833
Cost of sales (1)	213,706	211,277	207,657
Gross profit	89,660	92,047	83,176
Operating expenses:
Marketing	39,293	41,104	40,218
General and administrative	17,612	17,629	16,325
Fulfillment	23,090	22,975	20,237
Technology	4,711	5,625	4,833
Amortization of intangible assets	319	449	431
Total operating expenses	85,025	87,782	82,044
Income from operations	4,635	4,265	1,132
Other income (expense):
Other income, net	54	46	36
Interest expense	(1,655)	(1,238)	(1,216)
Total other expense, net	(1,601)	(1,192)	(1,180)
Income (loss) from continuing operations before income taxes	3,034	3,073	(48)
Income tax (benefit) provision	(21,540)	100	88
Income (loss) from continuing operations	24,574	2,973	(136)
Discontinued operations (2)
Loss from operations and disposal of discontinued AutoMD operation	(558)	(3,875)	(3,187)
Income tax (benefit) provision	1	(299)	(899)
Loss on discontinued operations	(559)	(3,576)	(2,288)
Net income (loss)	24,015	(603)	(2,424)
Other comprehensive income (loss):
Foreign currency translation adjustments	(18)	9	36
Actuarial gain (loss) on defined benefit plan	19	110	44
Unrealized loss on investments	(1)	(2)	—
Total other comprehensive income (loss)	—	117	80
Comprehensive income (loss)	$24,015	$(486)	$(2,344)
Basic net income (loss) per share	$0.69	$0.08	$(0.01)
Diluted net income (loss) per share	0.62	0.08	(0.01)
Weighted average common shares outstanding:
Shares used in computation of basic income (loss) from continuing operations per share	35,192	34,765	33,946
Shares used in computation of diluted income (loss) from continuing operations per share	39,634	36,207	33,946

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

U.S AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Preferred Stock		Common Stock		Additional Paid-in- Capital	Treasury Stock	Preferred Stock Dividend Distributable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
Balance, January 3, 2015	4,150	4	33,624	$33	$174,369	$—	—	$360	(155,489)	$19,277	2,946	22,223
Net loss	—	—	—	—	—	—	—	—	(1,281)	(1,281)	(1,143)	(2,424)
Issuance of common stock in connection with preferred stock dividends	—	—	103	—	241	—	(241)	—	—	—	—	—
Issuance of shares in connection with stock option exercises	—	—	301	—	135	—	—	—	—	135	—	135
Minimum tax withholding on RSU's	—	—	(151)	1	450	—	—	—	—	451	—	451
Minimum tax withholdings on options exercised	—	—	(139)	—	(80)	—	—	—	—	(80)	—	(80)
Issuance of shares in connection with BOD fees	—	—	2	—	2	—	—	—	—	2	—	2
Issuance of shares in connection with restricted stock units vesting	—	—	397	—	(809)	—	—	—	—	(809)	—	(809)
Share-based compensation	—	—	—	—	2,565	—	—	—	—	2,565	—	2,565
Common stock dividend distributable on Series A Preferred Stock	—	—	—	—	—	—	241	—	(241)	—	—	—
Actuarial gain on defined benefit plan	—	—	—	—	—	—	—	44	—	44	—	44
Effect of changes in foreign currencies	—	—	—	—	—	—	—	36	—	36	—	36
Balance, January 2, 2016	4,150	4	34,137	34	176,873	—	—	440	(157,011)	20,340	1,803	22,143
Net loss	—	—	—	—	—	—	—	—	731	731	(1,334)	(603)
Issuance of common stock in connection with preferred stock dividends	—	—	37	—	120	—	(120)	—	—	—	—	—
Issuance of shares in connection with stock option exercises	—	—	442	—	908	—	—	—	—	908	—	908
Issuance of shares in connection with restricted stock units vesting	—	—	774	1	(1,897)	—	—	—	—	(1,896)	—	(1,896)
Minimum tax withholding on RSU's	—	—	(335)	—	927	—	—	—	—	927	—	927
Share-based compensation	—	—	—	—	3,213	—	—	—	—	3,213	—	3,213
Issuance of shares in connection with BOD fees	—	—	3	—	9	—	—	—	—	9	—	9
Issuance of stock awards	—	—	10	—	—		—	—	—	—	—	—
Common stock dividend distributable on Series A Preferred Stock	—	—	—	—	—	—	120	—	(120)	—	—	—

Cash dividends on preferred stock	—	—	—	—	—		—	—	(120)	(120)	—	(120)
Treasury Stock	—	—	(445)	—	—	(1,376)	—	—	—	(1,376)	—	(1,376)
Actuarial gain on defined benefit plan	—	—	—	—	—	—	—	110	—	110	—	110
Unrealized (loss) gain on investments, net of tax	—	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Effect of changes in foreign currencies	—	—	—	—	—	—	—	9	—	9	—	9
Balance as originally stated at December 31, 2016	4,150	4	34,623	35	180,153	(1,376)	—	557	(156,520)	22,853	469	23,322
Effect of new accounting adoption	—	—	—	—	249	—	—	—	(249)	—	—	—
Balance as currently stated at December 31, 2016	4,150	4	34,623	35	180,402	(1,376)	—	557	(156,769)	22,853	469	23,322
Net income	—	—	—	—	—	—	—	—	24,015	24,015	—	24,015
Redemption of minority interest	—	—	—	—	(2,017)	—	—	—	—	(2,017)	(469)	(2,486)
Issuance of shares in connection with stock option exercises	—	—	1,074	1	258	—	—	—	—	259	—	259
Issuance of shares in connection with restricted stock units vesting	—	—	592	1	—	—	—	—	—	1	—	1
Minimum tax withholding on RSU's	—	—	(220)	—	(755)	—	—	—	—	(755)	—	(755)
Minimum tax withholdings on options exercised	—	—	(705)	(1)	(889)		—	—	—	(890)	—	(890)
Issuance of shares in connection with BOD Fees	—	—	3	—	9	—	—	—	—	9	—	9
Share-based compensation	—	—	—	—	2,898	—	—	—	—	2,898	—	2,898
Cash Dividend on preferred stock	—	—	—	—	—	—	—	—	(189)	(189)	—	(189)
Conversion of preferred stock	(1,379)	(1)	1,379	1	—		—	—	—	—	—	—
Treasury Stock	—	—	(2,080)	—	—	(5,770)	—	—	(53)	(5,823)	—	(5,823)
Actuarial gain on defined benefit plan	—	—	—	—	—	—	—	19	—	19	—	19
Unrealized (loss) gain on investments, net of tax	—	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Effect of changes in foreign currencies	—	—	—	—	—	—	—	(18)	—	(18)	—	(18)
Balance, December 30, 2017	2,771	$3	34,666	$37	$179,906	$(7,146)	$—	$557	$(132,996)	$40,361	$—	$40,361
See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Operating activities
Net income (loss)	$24,015	$(603)	$(2,424)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	6,397	7,510	7,510
Amortization of intangible assets	319	482	464
Deferred income taxes	(21,476)	(838)	(906)
Share-based compensation expense	2,842	3,131	2,419
Stock awards issued for non-employee director service	9	9	2
Impairment loss on intangible assets	—	1,130	—
Amortization of deferred financing costs	32	70	82
Gain from disposition of assets	(8)	—	(13)
Changes in operating assets and liabilities:
Accounts receivable	796	(30)	568
Inventory	(3,327)	312	(2,854)
Other current assets	(292)	(255)	262
Other non-current assets	40	203	225
Accounts payable and accrued expenses	2,725	7,906	119
Other current liabilities	(712)	1,775	475
Other non-current liabilities	274	769	(184)
Net cash provided by operating activities	11,634	21,571	5,745
Investing activities
Additions to property and equipment	(4,896)	(6,353)	(7,780)
Proceeds from sale of property and equipment	39	—	13
Cash paid for intangibles	—	(125)	(25)
Proceeds from sale of marketable securities and investments	—	1	—
Net cash used in investing activities	(4,857)	(6,477)	(7,792)
Financing activities
Proceeds from revolving loan payable	3,835	13,727	15,637
Payments made on revolving loan payable	(3,835)	(25,485)	(14,900)
Minority shareholder redemption	(2,486)	—	—
Payments on capital leases	(561)	(587)	(438)
Treasury stock purchases	(5,823)	(1,387)	—
Statutory tax withholding payment for share-based compensation	(1,644)	(969)	(438)
Proceeds from exercise of stock options	258	908	134
Payment of liabilities related to financing activities	(100)	(100)	(100)
Preferred stock dividends paid	(209)	(61)	—
Net cash (used in) provided by financing activities	(10,565)	(13,954)	(105)
Effect of exchange rate changes on cash	(5)	(34)	36
Net change in cash and cash equivalents	(3,793)	1,106	(2,116)
Cash and cash equivalents, beginning of period	6,643	5,537	7,653
Cash and cash equivalents, end of period	$2,850	$6,643	$5,537
Supplemental disclosure of non-cash investing and financing activities:
Accrued asset purchases	$831	$744	$708
Accrued intangible asset purchases	—	—	125
Property acquired under capital lease	—	211	1,588
Preferred stock dividends declared and not paid	—	60	—
Unrealized loss on investments	—	(2)	—
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$78	$89	$104
Cash paid during the period for interest	1,536	1,077	1,145
See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
Note 1 – Summary of Significant Accounting Policies and Nature of Operations
U.S. Auto Parts Network, Inc. (including its subsidiaries) is a leading online provider of aftermarket auto parts and accessories and was established in 1995. The Company entered the e-commerce sector by launching its first website in 2000 and currently derives the majority of its revenues from online sales channels. The Company sells its products to individual consumers through a network of websites and online marketplaces and offline to wholesale distributors. Our flagship websites are located at www.autopartswarehouse.com, www.carparts.com and www.jcwhitney.com and our corporate website is located at www.usautoparts.net. References to the “Company,” “we,” “us,” or “our” refer to U.S. Auto Parts Network, Inc. and its consolidated subsidiaries.
The Company’s products consist of collision parts serving the body repair market, engine parts to serve the replacement parts market, and performance parts and accessories. The collision parts category is primarily comprised of body parts for the exterior of an automobile. Our parts in this category are typically replacement parts for original body parts that have been damaged as a result of a collision or through general wear and tear. The majority of these products are sold through our websites. In addition, we sell an extensive line of mirror products, including our own private-label brand called Kool-Vue®, which are marketed and sold as aftermarket replacement parts and as upgrades to existing parts. The engine parts category is comprised of engine components and other mechanical and electrical parts including our private label brand of catalytic converters called Evan Fischer®. These parts serve as replacement parts for existing engine parts and are generally used by professionals and do-it-yourselfers for engine and mechanical maintenance and repair. We offer performance versions of many parts sold in each of the above categories. Performance parts and accessories generally consist of parts that enhance the performance of the automobile, upgrade existing functionality of a specific part or improve the physical appearance or comfort of the automobile.
The Company is a Delaware C corporation and is headquartered in Carson, California. The Company has employees located in both the United States and the Philippines.
Fiscal Year
The Company’s fiscal year is based on a 52/53 week fiscal year ending on the Saturday closest to December 31. The fiscal years ended December 30, 2017 (fiscal year 2017) and December 31, 2016 (fiscal year 2016) and January 2, 2016 (fiscal year 2015)are all 52 week periods.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated.
Basis of Presentation
During fiscal year 2017, the Company’s revenues increased slightly from fiscal 2016 after having increased in fiscal year 2016 by 4.3% from fiscal year 2015. In fiscal year 2017, the Company generated net income of $24,015, after incurring a net loss of $603 and $2,424 in fiscal years 2016 and 2015, respectively. Based on our current operating plan, we believe that our existing cash, cash equivalents, short-term investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months. Should the Company’s operating results not meet expectations in 2018, it could negatively impact our liquidity as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell assets or seek additional equity or additional debt financing in the future. There can be no assurance that we would be able to raise such additional financing or engage in such additional asset sales on acceptable terms, or at all. If revenues were to decline and we incur net losses because our strategies to return to consistent profitability are not successful or otherwise, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations.

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
Inventory
Inventories consist of finished goods available-for-sale and are stated at the lower of cost or market value, determined using the first-in first-out (“FIFO”) method. The Company purchases inventory from suppliers both domestically and internationally, and routinely enters into supply agreements with Asia-Pacific based suppliers of private label products and U.S.–based suppliers who are primarily drop-ship vendors. The Company believes that its products are generally available from more than one supplier and seeks to maintain multiple sources for its products, both internationally and domestically. The Company primarily purchases products in bulk quantities to take advantage of quantity discounts and to ensure inventory availability. Inventory is reported at the lower of cost or market, adjusted for slow moving, obsolete or scrap product. Inventory at December 30, 2017 and December 31, 2016 included items in-transit to our warehouses, in the amount of $10,164 and $9,767, respectively.
Website and Software Development Costs

The Company capitalizes certain costs associated with website and software developed for internal use according to ASC 350-50 - Intangibles – Goodwill and Other – Website Development Costs and ASC 350-40 Intangibles – Goodwill and Other – Internal-Use Software, when both the preliminary project design and testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website and software development such as payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use software project. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. These amounts are amortized on a straight-line basis over two to three years once the software is placed into service. The Company capitalized website and software development costs of $3,914 and $4,977 during fiscal year 2017 and 2016, respectively. At December 30, 2017 and December 31, 2016, our internally developed website and software costs amounted to $17,974 and $22,366, respectively, and the related accumulated amortization and impairment amounted to $14,429 and $18,520, respectively.
Long-Lived Assets and Intangibles Subject to Amortization
The Company accounts for the impairment and disposition of long-lived assets, including intangibles subject to amortization, in accordance with ASC - 360 Property, Plant and Equipment (“ASC 360”). Management assesses potential impairments whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. An impairment loss will result when the carrying value exceeds the undiscounted cash flows estimated to result from the use and eventual disposition of the asset or asset group. Impairment losses will be recognized in operating results to the extent that the carrying value exceeds the discounted future cash flows estimated to result from the use and eventual disposition of the asset or asset group. The Company continually uses judgment when applying these impairment rules to determine the timing of the impairment tests, undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset or asset group. The reasonableness of our judgments could significantly affect the carrying value of our long-lived assets. During the fourth quarter of 2016, the Company recognized an impairment loss on intangible assets of $1,130 related to the impairment of AutoMD software. As of December 30, 2017 the Company’s long-lived assets did not indicate a potential impairment under the provisions of ASC 360, therefore no impairment charges were recorded for fiscal 2017.
Deferred Catalog Expenses
Deferred catalog expenses consist of third-party direct costs including primarily creative design, paper, printing, postage and mailing costs for all Company direct response catalogs. Such costs are capitalized as deferred catalog expenses and are amortized over their expected future benefit period. Each catalog is fully amortized within nine months. Deferred catalog expenses are included in other current assets and amounted to $5 and $160 at December 30, 2017 and December 31, 2016, respectively.
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
Revenue from sales of advertising is recorded when performance requirements of the related advertising program agreement are met. For each of the fiscal years ended 2017, 2016 and 2015, the advertising revenue represented approximately 1%, of our total revenue.
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
Sales discounts are recorded in the period in which the related sale is recognized. Sales return allowances are estimated based on historical amounts and are recorded upon recognizing the related sales. Credits are issued to customers for returned products. Credits for returned products amounted to $21,838, $23,876, and $23,543 for fiscal year 2017, 2016 and 2015, respectively.

No customer accounted for more than 10% of the Company’s net sales.
The following table provides an analysis of the allowance for sales returns and the allowance for doubtful accounts (in thousands):

	Balance at Beginning of Period	Charged to Revenue, Cost or Expenses	Deductions	Balance at End of Period
Fifty-Two Weeks Ended December 30, 2017
Allowance for sales returns	$937	$21,837	$(21,913)	$861
Allowance for doubtful accounts	36	19	(54)	1
Fifty-Two Weeks Ended December 31, 2016
Allowance for sales returns	$1,009	$23,877	$(23,949)	$937
Allowance for doubtful accounts	17	235	(216)	36
Fifty-Two Weeks Ended January 2, 2016
Allowance for sales returns	$897	$23,655	$(23,543)	$1,009
Allowance for doubtful accounts	41	29	(53)	17
Cost of Sales
Cost of sales consists of the direct costs associated with procuring parts from suppliers and delivering products to customers. These costs include direct product costs, outbound freight and shipping costs, warehouse supplies and warranty costs, partially offset by purchase discounts and cooperative advertising. Total freight and shipping expense included in cost of sales for fiscal year 2017, 2016 and 2015 was $40,565, $41,937, and $41,250, respectively. Depreciation and amortization expenses are excluded from cost of sales and included in marketing, general and administrative and fulfillment expenses.
Warranty Costs
The Company or the vendors supplying its products provide the Company’s customers limited warranties on certain products that range from 30 days to lifetime. Historically, the Company’s vendors have been the party primarily responsible for warranty claims. Standard product warranties sold separately by the Company are recorded as deferred revenue and recognized ratably over the life of the warranty, ranging from one to five years. The Company also offers extended warranties that are imbedded in the price of selected private label products sold. The product brands that include the extended warranty coverage are offered at three different service levels: (a) a five year unlimited product replacement, (b) a five year one-time product replacement, and (c) a three year one-time product replacement. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on each product’s historical return rate and historical warranty cost. The standard and extended warranty obligations are recorded as warranty liabilities and included in other current liabilities in the consolidated balance sheets. For the fiscal year 2017 and 2016, the activity in the aggregate warranty liabilities was as follows (in thousands):

	December 30, 2017	December 31, 2016
Warranty liabilities, beginning of period	$889	$110
Additions to warranty liabilities	963	918
Reductions to warranty liabilities	(442)	(139)
Warranty liabilities, end of period	$1,410	$889

Marketing Expense
Marketing costs, including advertising, are expensed as incurred. The majority of advertising expense is paid to internet search engine service providers and internet commerce facilitators. For fiscal year 2017, 2016 and 2015, the Company recognized advertising costs of $21,055, $22,616 and $20,251, respectively. Marketing costs also include depreciation and amortization expense and share-based compensation expense.

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
The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of December 30, 2017, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.
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
Discontinued Operations

The Company historically operated in two reportable operating segments, the core auto parts business ("Base USAP"), and an online automotive repair information source of which we were a majority stockholder ("AutoMD"). The criteria the Company used to identify operating segments were primarily the nature of the products we sell or services we provided and the consolidated operating results that were regularly reviewed by our chief operating decision maker to assess performance and make operating decisions. On March 6, 2017, AutoMD redeemed its stock from the minority stockholders and subsequently dissolved. The AutoMD operating segment has been classified as discontinued operations for all periods presented. See "Note 9 - Discontinued Operations" for further discussion. The Company continues to operate AutoMD.com as a media business and includes its results of operations under continued operations.
Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09, “Compensation - Stock Compensation” (“ASU 2016-09”). The objective of this update is to simplify accounting related to stock compensation. The new standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company adopted ASU 2016-09 for fiscal 2017. The Company will no longer utilize an estimated forfeiture rate, and will utilize the actual forfeiture date. The result was a $249 increase in additional paid-in-capital, with a corresponding decrease in our accumulated deficit.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”). The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is evaluating the effect that ASU 2016-02 will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method, however, due to the limited nature of our operating lease activity, it is not expected to have a material impact.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606), which was further updated in March, April, May and December 2016. The guidance in this update supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition". Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. An entity should apply the amendments in the update either retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application (modified retrospective method). On July 9, 2015, the FASB concluded to delay the effective date of the new revenue standard by one year. ASU 2014-09 is effective for the Company beginning in the first fiscal quarter of 2018.

We will adopt this ASU on December 31, 2017 through the modified retrospective method, with a cumulative adjustment that will decrease accumulated deficit by approximately $342 rather than retrospectively adjusting prior periods. The cumulative adjustment will primarily relate to no longer recording a synthetic shipping lag adjustment. We will begin to recognize revenue upon shipment. In addition, the Company has determined that the presentation of the sales return reserve balances currently shown on a net basis within current liabilities will be grossed up to reflect the estimated sales return amount and the corresponding inventory balance related to the estimated sales returns reserve will be presented in the net inventory balance on the balance sheet upon adoption.
Note 2 – Short-term investments
As of December 30, 2017, the Company held the following short-term investments, recorded at fair value:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Mutual funds (1)	$9	$—	$—	$9

As of December 31, 2016, the Company held the following short-term investments, recorded at fair value:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Mutual funds (1)	$32	$—	$(2)	$30

(1)
Mutual funds are classified as short-term investments available-for-sale and recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.

Proceeds from the sale of available-for-sale securities are disclosed separately in the accompanying consolidated statements of cash flow. For fiscal years 2017 and 2016, the Company recognized no realized gain or loss of from the sale of mutual funds.

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

Financial Assets Valued on a Recurring Basis
As of December 30, 2017 and December 31, 2016, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s financial instruments, including cash and cash equivalents and short-term investments. The following table represents our fair value hierarchy and the valuation techniques used for financial assets measured at fair value on a recurring basis:

	December 30, 2017
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Cash and cash equivalents (1)	$2,850	$2,850	$—	$—	(a)
Short-term investments – mutual funds(2)	9	9	—	—	(a)
	$2,859	$2,859	$—	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Cash and cash equivalents (1)	$6,643	$6,643	$—	$—	(a)
Short-term investments – mutual funds (2)	30	30	—	—	(a)
	$6,673	$6,673	$—	$—

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

During fiscal year 2017 and 2016, there were no transfers into or out of Level 1 and Level 2 assets.
Non-Financial Assets Valued on a Non-Recurring Basis
The Company’s long-lived assets, including intangible assets subject to amortization, are measured at fair value on a non-recurring basis. These assets are measured at cost but are written-down to fair value, if necessary, as a result of impairment. As of December 30, 2017 the Company determined long-lived assets, including intangible assets, were not impaired, as such, they were not measured at fair value. During the fourth quarter of fiscal 2016 the Company identified a triggering event related to AutoMD, which indicated certain AutoMD long-lived assets may not be recoverable. As a result, the Company recorded an impairment loss on AutoMD intangible assets of $1,130. The fair value measurements are categorized as Level 3 of the fair value hierarchy, as the Company developed its own assumptions and analysis to determine if such assets were impaired.

Note 4 – Property and Equipment, Net
The Company’s fixed assets are stated at cost less accumulated depreciation, amortization and impairment. Depreciation and amortization expense are provided for in amounts sufficient to relate the cost of depreciable and amortizable assets to operations over their estimated service lives. Depreciation and amortization expense for fiscal year 2017, 2016 and 2015 was $6,397, $7,510 and $7,510, respectively, which included amortization expense of $475 in each year for capital leased assets. The cost and related accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings.
Property and equipment consisted of the following at December 30, 2017 and December 31, 2016:

	December 30, 2017	December 31, 2016
Land	$630	$630
Building	8,877	8,877
Machinery and equipment	12,281	12,368
Computer software (purchased and developed) and equipment	22,389	26,717
Vehicles	85	98
Leasehold improvements	1,033	1,007
Furniture and fixtures	664	1,030
Construction in process	2,082	1,539
	48,041	52,266
Less accumulated depreciation and amortization	(32,956)	(35,788)
Property and equipment, net	$15,085	$16,478

On April 17, 2013, the Company’s wholly-owned subsidiary, Whitney Automotive Group, Inc. (“WAG”) entered into a sales leaseback for its facility in LaSalle, Illinois, receiving $9,750 pursuant to a purchase and sale agreement dated April 17, 2013 between WAG and STORE Capital Acquisitions, LLC. The Company used the net proceeds of $9,507 from this sale to reduce its revolving loan payable. Simultaneously with the execution of the purchase and sale agreement and the closing of the sale of the property, the Company entered into a lease agreement with STORE Master Funding III, LLC (“STORE”) whereby we leased back the property for our continued use as an office, retail and warehouse facility for storage, sale and distribution of automotive parts, accessories and related items for 20 years, terminating on April 30, 2033. The related assets represent the amounts included in land and building in the summary above. The Company’s initial base annual rent is $853 for the first year (“Base Rent Amount”), after which the rental amount will increase annually on May 1 by the lesser of 1.5% or 1.25 times the change in the Consumer Price Index as published by the U.S. Department of Labor’s Bureau of Labor Statistics, except that in no event will the adjusted annual rental amount fall below the Base Rent Amount. We were not required to pay any security deposit. Under the terms of the lease, we are required to pay all taxes associated with the lease, pay for any required maintenance on the property, maintain certain levels of insurance and indemnify STORE for losses incurred that are related to our use or occupancy of the property. The lease was accounted for as a capital lease and the $376 excess of the net proceeds over the net carrying amount of the property is amortized in interest expense on a straight-line basis over the lease term of 20 years. As of December 30, 2017, the gross carrying value, the accumulated depreciation and the net carrying value of all capital leased assets included in property and equipment were $11,306, $3,121 and $8,185, respectively. As of December 31, 2016, the gross carrying value, the accumulated depreciation and the net carrying value of all capital leased assets included in property and equipment were $11,306, $2,273 and $9,033, respectively.
Construction in process primarily relates to the Company’s internally developed software. Certain of the Company’s net property and equipment were located in the Philippines as of December 30, 2017 and December 31, 2016, in the amount of $269 and $367, respectively.
Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes, at rates based on the following estimated useful lives:

Years
Machinery and equipment	2 - 5
Computer software (purchased and developed)	2 - 3
Computer equipment	2 - 5
Vehicles	3 - 5
Leasehold improvements*	3 - 5
Furniture and fixtures	3 - 7
Facility subject to capital lease	20

*	The estimated useful life is the lesser of 3-5 years or the lease term, whichever is shorter.

Note 5 – Intangible Assets, Net

Intangible assets consisted of the following at December 30, 2017 and December 31, 2016:

	Useful Life	December 30, 2017			December 31, 2016
		Gross Carrying Amount	Accumulated Amort. and Impairment	Net Carrying Amount	Gross Carrying Amount	Accum. Amort. and Impairment	Net Carrying Amount
Intangible assets subject to amortization:
Product design intellectual property	4 years	2,750	(2,750)	—	2,750	(2,620)	130
Patent license agreements	3 - 5 years	462	(360)	102	562	(368)	194
Domain and trade names	10 years	1,407	(858)	549	1,407	(762)	645
Total		$4,619	$(3,968)	$651	$4,719	$(3,750)	$969

Intangible assets subject to amortization are amortized on a straight-line basis. Amortization expense relating to intangibles totaled $319, $507 and $464 for fiscal year 2017, 2016 and 2015, respectively.
The following table summarizes the future estimated annual amortization expense for these assets over the next five years and thereafter:

2018	$185
2019	100
2020	100
2021	100
2022	100
Thereafter	66
Total	$651

Note 6 – Borrowings
The Company maintains an asset-based revolving credit facility that provides for, among other things a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. At December 30, 2017, our outstanding revolving loan balance was $0. The customary events of default under the credit facility (discussed below) include certain subjective acceleration clauses, which management has determined the likelihood of such acceleration is more than remote, considering the recurring losses experienced by the Company, therefore a current classification of our revolving loan payable was required.
Loans drawn under the credit facility bear interest at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.75%, or (b) a “base rate” subject to an increase or reduction by up to 0.25% per annum based on the Company's fixed charge coverage ratio. At December 30, 2017, the Company’s LIBOR based interest rate was 3.31% (on $0 principal) and the Company’s prime based rate was 4.75% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the Security Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three consecutive business days, and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). The Company’s required excess availability related to the “Covenant Testing Trigger Period” (as defined under the Credit Agreement) under the revolving commitment under the Credit Agreement is less than $2,400 for the period commencing on any day that excess availability is less than $2,400 for three consecutive business days, and continuing until excess availability has been greater than or equal to $2,400 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment). The trigger, requiring the Company to provide certain reports under the Credit Agreement, relating to excess availability under the revolving commitment under the Credit Agreement is less than $3,600 for the period commencing on any day that excess availability is less than $3,600 for three consecutive business days, and continuing until excess availability has been greater than or equal to $3,600 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment).
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
As of December 30, 2017, the Company had capital leases payable of $9,752. The present value of the net minimum payments on capital leases as of December 30, 2017 is as follows:

Total minimum lease payments	$16,642
Less amount representing interest	$(6,890)
Present value of net minimum lease payments	9,752
Current portion of capital leases payable	(579)
Capital leases payable, net of current portion	$9,173
Note 7 – Stockholders’ Equity and Share-Based Compensation
Common Stock
The Company has 100,000 shares of common stock authorized. We have never paid cash dividends on our common stock. The following issuances of common stock were made during the fiscal year ended December 30, 2017:

•	The Company issued 1,074 shares of common stock from option exercises under its various share-based compensation plans.

•	The Company issued 592 shares of common stock from restricted stock units granted during the period.

•	The Company issued 3 shares of common stock to one non-employee member of the Board of Directors for service fees earned during the period.
Treasury Stock
In November of 2016, our Board of Directors approved a share repurchase program which authorized the Company to purchase up to $5,000 of its outstanding shares of common stock. That share repurchase program expired on March 4, 2017. In May of 2017 our Board of Directors approved another share repurchase program which authorized the Company to purchase up to $5,000 of its outstanding shares of common stock. That share repurchase program will expire on May 16, 2018, unless extended or shortened by the Board of Directors. Purchases under the Company’s repurchase programs may be made from time to time in the open market, in negotiated transactions off the market, or in such other manner as determined by the Company, including through plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
As of December 30, 2017, the Company repurchased 2,525 shares of common stock at an average price of $2.83, for an aggregate purchase price of approximately $7,146, net of costs.
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
Each share of Series A Preferred is convertible into shares of our common stock at the initial conversion rate of one share of common stock for each share of Series A Preferred. The conversion will be adjusted for certain non-price based events, such as dividends and distributions on the common stock, stock splits, combinations, recapitalizations, reclassifications, mergers, or consolidations. If not previously converted by the holder, the Series A Preferred will automatically convert to common stock if the volume weighted average price for the common stock for any 30 consecutive trading days is equal to or exceeds $4.35 per share. The shares that would be issued if the contingently convertible Series A Preferred were converted are not excluded from the calculation of diluted earnings per share for the fiscal year ended December 30, 2017 (refer to “Note 8 – Net Loss Per Share” for anti-dilutive securities).

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
Dividends on the Series A Preferred are payable quarterly at a rate of $0.058 per share per annum in cash, in shares of common stock or in any combination of cash and common stock as determined by the Company’s Board of Directors. Certain conditions are required to be satisfied in order for the Company to pay dividends on the Series A Preferred in shares of common stock, including (i) the common stock being registered pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934, as amended, (ii) the common stock being issued having been approved for listing on a trading market and (iii) the common stock being issued either being covered by an effective registration statement or being freely tradable without restriction under Rule 144 (subject to certain exceptions). The Series A Preferred shall each be entitled to one vote per share for each share of common stock issuable upon conversion thereof (excluding from any such calculation any dividends accrued on such shares) and shall vote together with the holders of common stock as a single class on any matter on which the holders of common stock are entitled to vote. In addition, the Company must obtain the consent of holders of at least a majority of the then outstanding Series A Preferred in connection with (a) any amendment, alteration or repeal of any provision of the certificate of incorporation or bylaws of the Company as to adversely affect the preferences, rights or voting power of the Series A Preferred, or (b) the creation, authorization or issuance of any additional Series A Preferred or any other class or series of capital stock of the Company ranking senior to or on parity with the Series A Preferred or any security convertible into, or exchangeable or exercisable for Series A Preferred or any other class or series of capital stock of the Company ranking senior to or on parity with the Series A Preferred. Concurrent with the Company’s issuance of Series A Preferred, the Company, certain of its domestic subsidiaries and JPMorgan entered into a Second Amended Credit Agreement to allow the Company to pay cash dividends on the Series A Preferred in an aggregate amount of up to $400 per year and pay cash in lieu of issuing fractional shares upon conversion of or in payment of dividends on the Series A Preferred (refer to “Note 6 – Borrowings” of our Notes to Consolidated Financial Statements for additional details). For the fiscal year ended January 2, 2016, the Company recorded dividends of $241. The Company issued 103 shares of common stock in payment of the fiscal 2015 dividends. There were no accrued dividends outstanding as of January 2, 2016. For the fiscal year ended December 31, 2016, the Company recorded dividends of $241. The Company issued 37 shares of common stock in payment of a portion of the fiscal 2016 dividends. There were $61 dividends accrued as of December 31, 2016. For the fiscal year ended December 30, 2017, the Company recorded dividends of $189. The Company did not issue any shares of common stock in payment of the fiscal 2017 dividends. There were $41 dividends accrued as of December 30, 2017. As of December 30, 2017, 2,771 shares of Series A Preferred shares were outstanding.
Share-Based Compensation Plan Information
The Company adopted the 2016 Equity Incentive Plan ("2016 Equity Plan") on March 9, 2016, which became effective on May 31, 2016, following stockholder approval. Subject to adjustment for certain changes in the Company’s capitalization, the aggregate number of shares of the Company’s common stock that may be issued under the 2016 Equity Plan will not exceed the sum of (i) two million five hundred thousand (2,500) new shares, (ii) the number of unallocated shares remaining available for the grant of new awards under the Company’s prior equity plans described below (the “Prior Equity Plans”) as of the effective date of the 2016 Plan (which was equal to 3,894 shares as of May 31, 2016) and (iii) any shares subject to a stock award under the Prior Equity Plans that are not issued because such stock award expires or otherwise terminates without all of the shares covered by such stock award having been issued, that are not issued because such stock award is settled in cash, that are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares, or that are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award.  In addition, the share reserve will automatically increase on January 1st of each year, for a period of nine years, commencing on January 1, 2017 and ending on (and including) January 1, 2026, in an amount equal to one million five hundred thousand (1,500) shares per year; however the Board of Directors of the Company may act prior to January 1st of a given year to provide that there will be no January 1st increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant the automatic increase.  Options granted under the 2016 Equity Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years.  The exercise price of all option grants must be equal to 100% of the fair market value on the date of grant. As of December 30, 2017, 7,065 shares were available for future grants under the 2016 Equity Plan.
The following tables summarizes the Company’s stock option activity for the fiscal years ended, and details regarding the options outstanding and exercisable at December 30, 2017, and December 31, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Options outstanding, December 31, 2016	6,129	$2.81
Granted	1,445	$3.34
Exercised	(1,074)	$1.67
Cancelled:
Forfeited	(161)	$2.16
Expired	(406)	$6.50
Options outstanding, December 30, 2017	5,933	$2.91	6.28	$1,337
Vested and expected to vest at December 30, 2017	5,933	$2.91	6.28	$1,337
Options exercisable, December 30, 2017	3,704	$2.78	4.79	$1,236

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Options outstanding, January 2, 2016	5,841	$2.80
Granted	1,000	$3.03
Exercised	(442)	$2.06
Cancelled:
Forfeited	(149)	$2.47
Expired	(121)	$7.66
Options outstanding, December 31, 2016	6,129	$2.81	5.74	$6,561
Vested and expected to vest at December 31, 2016	5,658	$2.82	5.49	$6,111
Options exercisable, December 31, 2016	4,220	$2.92	4.49	$4,618

(1)
These amounts represent the difference between the exercise price and the closing price of U.S. Auto Parts Network, Inc. common stock on December 30, 2017 as reported on the NASDAQ Stock Market, for all options outstanding that have an exercise price currently below the closing price.

The weighted-average fair value of options granted during fiscal year 2017, 2016 and 2015 was $1.85, $1.65 and $1.19, respectively. The intrinsic value of stock options at the date of the exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During fiscal year 2017, 2016 and 2015, the total intrinsic value of the exercised options was $1,911, $599 and $346, respectively. The Company had $3,276 of unrecognized share-based compensation expense related to stock options outstanding as of December 30, 2017, which expense is expected to be recognized over a weighted-average period of 2.64 years.
The following tables summarize the Company’s stock option activity under the AutoMD 2014 Equity Incentive Plan (the "AMD Plan") for the fiscal years ended, and details regarding the options outstanding and exercisable at December 30, 2017 and December 31, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2016	1,405	$1.00
Granted	—	$—
Exercised	—	$—
Cancelled:
Forfeited	(1,405)	$1.00
Expired	—	$—
Options outstanding, December 30, 2017	—	$—	0.00	$—
Vested and expected to vest at December 30, 2017	—	$—	0.00	$—
Options exercisable, December 30, 2017	—	$—	0.00	$—

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, January 2, 2016	1,430	$1.00
Granted	10	$1.00
Exercised	—	$—
Cancelled:
Forfeited	(35)	$1.00
Expired	—	$—
Options outstanding, December 31, 2016	1,405	$1.00	8.20	$—
Vested and expected to vest at December 31, 2016	1,044	$1.00	8.19	$—
Options exercisable, December 31, 2016	632	$1.00	8.14	$—

At December 30, 2017, 0 shares were available for future grants under the AMD Plan. The AMD Plan was terminated in connection with the dissolution of AutoMD.
The weighted-average fair value of options granted during fiscal year 2017, 2016 and 2015 was $0.55, $0.55 and $0.55, respectively. The intrinsic value of stock options at the date of the exercise is the difference between the fair value of the stock at the date of exercise and the exercise price.

Options exercised under all share-based compensation plans are granted net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For those employees who elect not to receive shares net of the minimum statutory withholding requirements, the appropriate taxes are paid directly by the employee. During fiscal 2017, we withheld 260 shares to satisfy $900 of employees' tax obligations related to the net settlement of the stock options. During fiscal 2016, we did not withheld any shares to satisfy employees' tax obligations related to the net settlement of the stock options.
Restricted Stock Units
During 2017 and 2016 the Company granted an aggregate of 1,671 and 954 RSUs, respectively, to certain employees of the Company. The restricted stock units ("RSUs") were granted under the 2016 Equity Incentive Plan and 2007 Omnibus Plan, and reduced the pool of equity instruments available under that plan.
During 2017 there were 1,144 RSUs granted that were time-based and 527 granted that were performance-based. During 2016 there were 382 RSUs granted that were time-based and 572 granted that were performance-based. As of December 30, 2017, 57.4% of the performance criteria established to trigger vesting of the performance based RSUs ("PSUs") was met subject to certification by the Compensation Committee. No PSUs will vest for the Company's named executive officers. 104 PSUs and 799 RSUs granted during 2017 were forfeited during the year. As of March 3, 2017, 525 of the PSUs granted in 2016 met the maximum performance criteria upon certification by the Compensation Committee and 47 PSUs were forfeited. The vesting of each RSU is subject to the employee’s continued employment through applicable vesting dates. Some RSUs granted to certain executives may vest on an accelerated basis in part or in full upon the occurrence of certain events. The RSUs are accounted for as equity awards and are measured at fair value based upon the grant date price of the Company's common stock. The closing price of the Company's common stock on January 19, 2017, January 25, 2017, March 30, 2017, May 11, 2017, August 9, 2017 and November 8, 2017, the date of each grant was $3.61, $3.40, $3.34, $3.93, $2.77, and $2.27, respectively. The closing price of the Company's common stock on January 21, 2016 and February 29, 2016, the date of each grant, was $2.64 and $2.75 per share, respectively. Compensation expense is recognized on a straight-line basis over the requisite service period of one-to-three years. Compensation expense for performance-based awards is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria.
For the fiscal year ended December 30, 2017, we recorded compensation expense of $1,293 related to RSU's. As of December 30, 2017, there was unrecognized compensation expense of $962 related to unvested RSUs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 0.95 years.
Warrants
On May 5, 2009, the Company issued warrants to purchase up to 30 shares of common stock at an exercise price of $2.14 per share. On April 27, 2010, the Company issued additional warrants to purchase up to 20 shares of common stock at an exercise price of $8.32 per share. Both issuances of warrants terminated seven years after their grant date. The warrants were issued in connection with the financial advisory services provided by a consultant to the Company. On August 8, 2016 10 shares of common stock were issued in settlement of the May 5, 2009 warrants. The 20 shares of common stock from the April 27, 2010 expired on April 26, 2017. As of December 30, 2017, no warrants were outstanding and exercisable. No warrants share-based compensation expense was recognized during the fiscal years 2017, 2016 and 2015.
Share-Based Compensation Expense
The fair value of each option grant, excluding those options issued from the stock option exchange program as discussed above, was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for each of the periods ended:

Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Expected life	5.54 - 5.70 years	5.57 - 5.61 years	5.34 - 5.52 years
Risk-free interest rate	2%	1% - 2%	1% - 2%
Expected volatility	59% - 61%	60% - 61%	59% - 60%
Expected dividend yield	—%	—%	—%

Share-based compensation from options and RSUs, is included in our consolidated statements of comprehensive operations, as follows:

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Marketing expense	$426	$433	$518
General and administrative expense	1,906	2,111	1,614
Fulfillment expense	372	450	241
Technology expense	138	137	46
Total share-based compensation expense	$2,842	$3,131	$2,419
The share-based compensation expense is net of amounts capitalized to internally-developed software of $56, $83 and $146 during the fiscal year 2017, 2016, and 2015, respectively. No tax benefit was recognized for fiscal years 2017, 2016, and 2015 due to the valuation allowance position.
Under ASC 718, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures significantly differ from those estimates. The Company’s estimated forfeiture rates are calculated based on actual historical forfeitures experienced under our equity plans. The Company adopted ASU 2016-09 for fiscal 2017, and therefore did not utilize an estimated forfeiture rate for fiscal 2017. The Company's forfeiture rates were 10%-34% for fiscal years 2016, 2015, and 2014.

Non-Controlling Interest

Non-controlling interests represent equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to the Company (i.e., minority interests). The Company's non-controlling interests consisted of the minority equity holders' proportionate share of the equity of AutoMD. However, during March 2017, AutoMD filed for dissolution, therefore the Company no longer has any non-controlling interests.
As of December 31, 2016 there were 1,405 stock options outstanding under the AutoMD 2014 Equity Incentive Plan (the "AMD Plan"). On March 6, 2017, the AMD Plan was terminated upon the dissolution of AutoMD, and all outstanding options were canceled.

Note 8 – Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Net income (loss) per share:
Numerator:
Income from continuing operations	$24,574	$2,973	$(136)
Dividends on Series A Convertible Preferred Stock	(189)	(241)	(241)
Income from continuing operations available to common shares	$24,385	$2,732	$(377)
Denominator:
Weighted-average common shares outstanding (basic)	35,192	34,765	33,946
Common equivalent shares from common stock options, preferred stock and warrants	4,442	1,442	—
Weighted-average common shares outstanding (diluted)	39,634	36,207	33,946
Basic net income (loss) from continuing operations per share	$0.69	$0.08	$(0.01)
Diluted net income (loss) from continuing operations per share	$0.62	$0.08	$(0.01)

The anti-dilutive securities, which are excluded from the calculation of diluted earnings per share due to the Company’s net loss position for the periods then ended (including securities that would otherwise be excluded from the calculation of diluted earnings per share due the Company’s stock price), are as follows (in thousands):

	Fiscal Year
	December 30, 2017	December 31, 2016	January 2, 2016
Common stock warrants	6	20	50
Series A Convertible Preferred Stock	—	4,150	4,150
Options to purchase common stock	3,357	2,142	5,941
Restricted Stock Units	383	—	839
Total	3,746	6,312	10,980

Note 9 – Income Taxes
The components of income (loss)from continuing operations before income tax provision consist of the following:

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Domestic operations	$2,553	$2,570	$(531)
Foreign operations	481	503	483
Total income (loss) before income taxes	$3,034	$3,073	$(48)
Income tax (benefit) provision for fiscal year 2017, 2016 and 2015 consists of the following:

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Current:
Federal tax	$—	$—	$—
State tax	6	6	6
Foreign tax	115	94	82
Total current taxes	121	100	88
Deferred:
Federal tax	2,118	1,067	(84)
State tax	1,122	(401)	866
Foreign tax	—	—	—
Total deferred taxes	3,240	666	782
Change in federal tax rate - deferred tax impact	12,171	—	—
Valuation allowance	(37,072)	(666)	(782)
Income tax (benefit) provision	$(21,540)	$100	$88

Income tax (benefit) provision differs from the amount that would result from applying the federal statutory rate as follows:

	December 30, 2017	December 31, 2016	January 2, 2016
Income tax at U.S. federal statutory rate	$1,032	$1,044	$(17)
Change in U.S. federal statutory rate	12,171	—	—
Tax attributes written off	1,110	—	—
Share-based compensation	1,027	316	50
State income tax, net of federal tax effect	231	(261)	576
Foreign tax	(77)	(48)	(24)
Basis difference in subsidiary equity	—	—	—
Other	38	(149)	51
Change in valuation allowance	(37,072)	(802)	(548)
Effective tax (benefit) provision	$(21,540)	$100	$88
For fiscal years 2017, 2016 and 2015, the effective tax rate for the Company was (710.0)%, 5.5% and (179.6)%, respectively. The Company’s effective tax rate for fiscal year 2017 differs from the U.S. federal rate primarily as a result of the release of valuation allowances against the Companies deferred tax assets. The Company’s effective tax rate for fiscal years 2016 and 2015 differs from the U.S. federal rate primarily as a result of the recording of the basis difference in the Company’s subsidiary and the recording of valuation allowances against the Company’s deferred tax assets.

Deferred tax assets and deferred tax liabilities consisted of the following:

	December 30, 2017	December 31, 2016
Deferred tax assets:
Inventory and inventory related allowance	$537	$839
Share-based compensation	2,281	4,803
Amortization	3,702	7,602
Sales and bad debt allowances	603	749
Vacation accrual	145	209
Book over tax amortization	677	—
Net operating loss and AMT credit carry-forwards	19,740	30,474
Other	101	792
Total deferred tax assets	27,786	45,468
Valuation Allowance	(6,309)	(43,877)
Net deferred tax assets	21,477	1,591
Deferred tax liabilities:
Tax over book depreciation	—	1,527
Prepaid catalog expenses	1	64
Total deferred tax liabilities	1	1,591
Net deferred tax assets	$21,476	$—

At December 30, 2017, federal and state net operating loss (“NOL”) carryforwards were $67,492 and $72,092, respectively. Federal NOL carryforwards of $2,475 were acquired in the acquisition of WAG which are subject to Internal Revenue Code section 382 and limited to an annual usage limitation of $135. Federal NOL carryforwards begin to expire in 2029, while state NOL carryforwards begin to expire in 2018. The state NOL carryforwards expire in the respective tax years as follows:

2018	$5,520
2019	917
2020	673
2021	5,474
2022	1,050
Thereafter	58,458
$72,092
Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversal of existing taxable temporary differences. ASC 740 provides that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years or losses expected in early future years. As of December 31, 2016, the Company’s deferred tax assets were primarily the result of U.S. federal and state net operating loss carryforwards. A valuation allowance of $43,877 was recorded against our gross deferred tax asset balance as of December 31, 2016. As of December 30, 2017 in part because in the year then ended the Company achieved three years of cumulative pre-tax income in the U.S. federal tax jurisdiction, management determined that sufficient positive evidence existed to conclude that it was more likely than not that deferred taxes of $32,153 were realizable, and therefore, reduced the valuation allowance accordingly.
The Tax Cuts and Jobs Act was enacted on December 22, 2017 and reduced the U.S. federal corporate tax rate to 21 percent, effective January 1, 2018. Consequently, we have recorded a decrease in our deferred tax assets, deferred tax liabilities and valuation allowance of $13,630, $1,459 and $1,494, respectively, with a corresponding net adjustment to deferred income tax expense of $10,677 for the year ended December 30, 2017. In addition, we recognized a deemed repatriation of $1,123 of deferred foreign income from our Philippines subsidiary, which did not result in any incremental tax cost after application of foreign tax credits.
We are subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2013-2017 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2014-2017 remain open. The Company does not anticipate a significant change to the amount of unrecognized tax benefits within the next twelve months.
Included in accrued expenses are income taxes payable of $3 and $35 for the fiscal year 2017 and 2016 respectively, consisting primarily of current foreign taxes. Included in other non-current liabilities are income taxes payable of $601 and $525 for the fiscal year 2017 and 2016, respectively, relating to future foreign withholding taxes.
Note 10 – Commitments and Contingencies
Facilities Leases
The Company’s corporate headquarters is located in Carson, California. The Company’s corporate headquarters has a lease term through October 2020. The Company also leases warehouse space in LaSalle, Illinois and in Chesapeake, Virginia. The Company’s Philippines subsidiary leases office space under an agreement through April 2020.
Facility rent expense for fiscal year ended 2017, 2016 and 2015 was $1,734, $1,670 and $1,555, respectively. The Company’s facility rent expense did not include any amounts charged from a related party during fiscal years 2017, 2016, and 2015.

On February 4, 2016, the Company entered into a lease for its distribution center located in Chesapeake, Virginia. The Lease between the Company and Liberty Property Limited Partnership is for approximately 159,294 square feet. The initial three-year term of the Lease commenced on July 1, 2016. The Company is obligated to pay approximately $640 in annual base rent, which shall increase by approximately 2.5% each year. The Company is also obligated to pay certain operating expenses set forth in the Lease. Pursuant to the Lease, the Company has the option to extend the Lease for an additional three-year term, with certain increases in base rent. The monthly base rent commitment was $54 as of December 30, 2017.
In January 2010, the Company’s Philippines subsidiary entered into a lease agreement. Under the terms of the lease agreement, effective March 1, 2010, the monthly rent was approximately $25, and became subject to 5% annual escalation beginning on the 3rd year of the lease term. The lease renewed for a sixty month term upon mutual agreement of both parties during 2015.
As described in detail under “Note 4 – Property and Equipment Net”, on April 17, 2013, the Company entered into a sale lease-back agreement with STORE Master Funding III, LLC (“STORE”) whereby we leased back our facility located in LaSalle, Illinois for our continued use as an office, retail and warehouse facility for storage, sale and distribution of automotive parts, accessories and related items for 20 years commencing upon the execution of the lease and terminating on April 30, 2033. The related assets for the sale lease-back land and building is represented by the amount included in leased facility in the summary above. The Company’s initial base annual rent is $853 for the first year (“Base Rent Amount”), after which the rental amount will increase annually on May 1 by the lesser of 1.5% or 1.25 times the change in the Consumer Price Index as published by the U.S. Department of Labor’s Bureau of Labor Statistics, except that in no event will the adjusted annual rental amount fall below the Base Rent Amount. We were not required to pay any security deposit. Under the terms of the lease, we are required to pay all taxes associated with the lease, pay for any required maintenance on the property, maintain certain levels of insurance and indemnify STORE for losses incurred that are related to our use or occupancy of the property. The lease was accounted for as a capital lease and the $376 excess of the net proceeds over the net carrying amount of the property is amortized in interest expense on a straight-line basis over the lease term of 20 years. As of December 30, 2017, the net carrying value of all capital leased assets included in property and equipment was $8,185.
Minimum lease commitments under non-cancelable operating leases as of December 30, 2017 are as follows:

2018	$1,695
2019	1,280
2020	545
2021	—
2022	—
Total	3,520

Capital lease commitments as of December 30, 2017 were as follows:

	Capital Lease Commitments	Less: Interest Payments	Principal Obligations
2018	$1,298	$720	$578
2019	1,304	690	614
2020	1,129	657	472
2021	962	630	332
2022	971	602	369
2023 onwards	10,978	3,591	7,387
Total	$16,642	$6,890	$9,752

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
Note 11 – Employee Retirement Plan and Deferred Compensation Plan
Effective February 17, 2006, the Company adopted a 401(k) defined contribution retirement plan covering all full time employees who have completed one month of service. The Company may, at its sole discretion, match fifty cents per dollar up to 6% of each participating employee’s salary. The Company’s contributions vest in annual installments over three years. Discretionary contributions made by the Company totaled $286, $289 and $280 for fiscal year 2017, 2016 and 2015, respectively.
In January 2010, the Company adopted the U.S. Auto Parts Network, Inc. Management Deferred Compensation Plan (the “Deferred Compensation Plan”), for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 90% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by the Company through the purchase of Company-owned life insurance policies with the Company (employer) as the owner and beneficiary, in order to preserve the tax-deferred savings advantages of a non-qualified plan. The plan assets are the cash surrender value of the Company-owned life insurance policies and not associated with the deferred compensation liability. The deferred compensation liabilities (consisting of employer contributions, employee deferrals and associated earnings and losses) are general unsecured obligations of the Company. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company may at its discretion contribute certain amounts to eligible employee accounts. In January 2010, the Company began to contribute 50% of the first 2% of participants’ eligible contributions into their Deferred Compensation Plan accounts. In September 2010, the Company established and transferred its ownership to a rabbi trust to hold the Company-owned life insurance policies. As of December 30, 2017, the assets and associated liabilities of the Deferred Compensation Plan were $579 and $675, respectively, and were $676 and $688, respectively, as of December 31, 2016 and are included in other non-current assets, other current liabilities and other non-current liabilities in our consolidated balance sheets. For fiscal year 2017, the change in the associated liabilities include the employee contributions of $135, the Company contributions of $26, and unrealized earnings of $110, partially offset by distributions of $281. For fiscal year 2016, the associated liabilities primarily include the employee contributions of $156 and the Company contributions of $69 offset by unrealized earnings of $41 and distributions of $23. For fiscal year 2017, included in other income, the Company recorded a net earnings of $5 for the change in the cash surrender value of the Company-owned life insurance policies. For fiscal year 2016, included in other income, the Company recorded a net loss of $2 for the change in the cash surrender value of the Company-owned life insurance policies.

Note 12 – Related-Party Transactions
On October 8, 2014, Oak Investment Partners XI, L.P. ("Oak") and the Sol Khazani Living Trust ("Trust") purchased 1.5 million and 0.5 million shares of AutoMD common stock, respectively, at a purchase price of $1.00 per share. Fredric W. Harman, a former director, and Sol Khazani, a current director of the Company, are affiliated with Oak and the Trust, respectively.
On March 6, 2017, AutoMD entered into a dissolution agreement with each of Oak and the Trust, pursuant to which AutoMD redeemed 1.5 million and 0.5 million shares of its common stock, respectively, for a purchase price of $895 and $299, respectively.  In connection with the dissolution agreement, each of the prior investor agreements entered into between AutoMD, on the one hand, and Oak and the Trust, on the other, were terminated.
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

Note 13 – Quarterly Information (Unaudited)
The following quarterly information (in thousands, except per share data) includes all adjustments which management considers necessary for a fair presentation of such information. For interim quarterly financial statements, the provision for income taxes is estimated using the best available information for projected results for the entire year.

	Quarter Ended				Quarter Ended
	April 1, 2017	July 1, 2017	Sept. 30, 2017	Dec. 30, 2017	April 2, 2016	July 2, 2016	Oct. 1, 2016	Dec. 31, 2016
Consolidated Statement of Income Data:
Net sales	$80,833	$80,208	$73,807	$68,518	$80,746	$77,999	$73,452	$71,127
Gross profit	23,787	23,244	21,877	20,752	24,532	23,701	22,371	$21,443
Income (loss) from operations	1,205	1,509	1,332	589	1,911	1,569	639	$146
Income (loss) from continuing operations before income taxes	843	1,059	947	185	1,570	1,329	356	$(182)
Income (loss) from continuing operations	816	26,918	919	(4,079)	1,537	1,216	358	$(195)
Loss on discontinued operations	(559)	—	—	—	(547)	(535)	(718)	$(1,719)
Net income (loss)	$257	$26,918	$919	$(4,079)	$990	$681	$(360)	$(1,914)
Basic income (loss) from continuing operations per share as reported and adjusted	$0.02	$0.76	$0.02	$(0.12)	$0.04	$0.03	$0.01	$(0.01)
Diluted income (loss) from continuing operations per share as reported and adjusted	$0.02	$0.67	$0.02	$(0.12)	$0.04	$0.03	$0.01	$(0.01)
Shares used in computation of basic income (loss) from continuing operations per share as reported and adjusted	34,510	35,332	35,856	35,070	34,497	34,753	34,932	34,878
Shares used in computation of diluted income (loss) from continuing operations per share as reported and adjusted	39,959	39,933	39,485	35,070	39,359	40,007	40,591	34,878

Note 14 – Product Information

As described in Note 1 above, the Company’s products consist of collision parts serving the body repair market, engine parts to serve the replacement parts market, and performance parts and accessories. The following table summarizes the approximate distribution of the Company's revenue by product type.

	2017	2016	2015
Private Label
Collision	54%	51%	48%
Engine	18%	15%	14%
Performance	1%	1%	1%

Branded
Collision	2%	2%	2%
Engine	10%	12%	14%
Performance	15%	19%	21%

Total	100%	100%	100%

Note 15 – Discontinued Operations

On March 6, 2017, AutoMD filed for dissolution. The AutoMD operating segment has been classified as discontinued operations and its results of operations are reflected under loss from discontinued operations in our consolidated financial statements. The Company continues to operate AutoMD.com as a media business and includes its results under continuing operations.

The following table summarizes the results of discontinued operations:

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Net sales	37	247	258
Loss from operations and disposal of discontinued AutoMD operations	(558)	(3,875)	(3,187)
Income tax provision (benefit)	1	(299)	(899)
Loss from discontinued operations	(559)	(3,576)	(2,288)

Loss from operations and disposal of discontinued AutoMD operations for fiscal 2017 consisted of severance costs of $221, contract termination costs of $164 as well as loss from operations of $173, and included net loss attributable to noncontrolling interests of $59.

Loss from discontinued operations for fiscal years 2016 and 2015 included net loss attributable to noncontrolling interests of $1,334 and $1,143, respectively.