Form 10-K/A
period 2017-12-30
U.S. Auto Parts Network, Inc.
filed 2018-04-25
CIK 1378950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
As of April 25, 2018, there were 34,973,064 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

U.S. AUTO PARTS NETWORK, INC.
ANNUAL REPORT ON FORM 10-K/A
AMENDMENT NO. 1
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 30, 2017 originally filed with the Securities and Exchange Commission on March 14, 2018 (the “Form 10-K”) by us. We are filing this Amendment to present the information required by Part III of the Form 10-K as we will not file a definitive proxy statement within 120 days of the end of fiscal year ended December 30, 2017. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the Form 10-K. The reference on the cover of the Form 10-K to the incorporation by reference to portions of our definitive proxy into Part III of the Form 10-K is hereby deleted.
Also included in this Amendment are (i) the signature page, (ii) certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 and (iii) the Exhibit Index, which has been amended and restated in its entirety as set forth below. Because no financial statements are contained within this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Except as described above, no other changes have been made to the Form 10-K. Other than the information specifically amended and restated herein, this Amendment does not reflect events occurring after March 14, 2018, the date of the Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
The statements included in this Amendment, other than statements or characterizations of historical or current fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. Any forward-looking statements included herein are based on management’s beliefs and assumptions and on information currently available to management. We have attempted to identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would”, “will likely continue,” “will likely result” and variations of these words or similar expressions. These forward-looking statements include, but are not limited to, statements regarding future events, our future operating and financial results, financial expectations, expected growth and strategies, current business indicators, capital needs, financing plans, capital deployment, liquidity, contracts, litigation, product offerings, customers, acquisitions, competition and the status of our facilities. Forward-looking statements, no matter where they occur in this document or in other statements attributable to the Company involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Part I, Item 1A of the Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this Amendment and the documents that we reference in this Amendment and have filed as exhibits to the Amendment completely and with the understanding that our actual future results may be materially different from what we expect. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Amendment. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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
Information about Directors
Our directors are elected at each annual meeting of stockholders to hold office for a three year term or until their successors have been duly elected and qualified. There are no family relationships among our directors and our executive officers.
We believe that our Board as a whole should encompass a range of talent, skill, diversity and expertise enabling it to provide sound guidance with respect to our operations and interests. In addition to considering a candidate’s background and accomplishments, the Nominating and Corporate Governance Committee reviews candidates in the context of the current composition of the Board and the evolving needs of our business. In accordance with the listing standards of The NASDAQ Stock Market (the “NASDAQ Rules”) we have charged our Nominating and Corporate Governance Committee with ensuring that at least a majority of the directors qualify as “independent” under the NASDAQ Rules. See “Directors, Executive Officers and Corporate Governance - Board Committees and Meetings - Nominating and Corporate Governance Committee” for a discussion of the factors that are considered in selecting our director nominees.
The table and narrative below sets forth information regarding each of our directors, including his or her age as of the date of this Amendment, the year they first became directors, business experience during at least the past five years, public company boards they currently serve on or have recently served, and certain other biographical information and attributes that the Nominating and Corporate Governance Committee determined qualify them to serve as directors. The Nominating and Corporate Governance Committee believes that the directors have the following other key attributes that are important to an effective board of directors: integrity and demonstrated high ethical standards; sound judgment; analytical skills; the ability to engage management and each other in a constructive and collaborative fashion; diversity of origin, background, experience and thought; and the commitment to devote significant time and energy to serve on the Board and its committees.

Name	Age	Director Since	Current Position(s)	Independent	Committee
					Audit	Compensation	Nominating and Corporate Governance
Warren B. Phelps III	71	2007	Chairman of the Board	X	X		Chairman
Joshua L. Berman	48	2007	Director	X		Chairman	X
Aaron Coleman	43	2017	Chief Executive Officer and Director
Jay K. Greyson	53	2014	Director	X	Chairman	X
Sol Khazani	60	2001	Director
Barbara Palmer	52	2013	Director	X		X	X
Bradley E. Wilson	44	2013	Director	X	X

Class III Directors - Terms Expiring at the 2018 Annual Meeting of Stockholders
Aaron E. Coleman has been our Chief Executive Officer and a director since March 2017 and our President since October 2016. He previously served as our Chief Operating Officer from September 2010 to March 2017. Prior to that time, Mr. Coleman served as our Executive Vice President of Operations and Chief Information Officer from April 2008 until September 2010. From July 2007 to April 2008, Mr. Coleman served as Senior Vice President - Online Systems at Blockbuster Inc., which he joined as Vice President - Online Systems in March 2005. From April 2003 to March 2005, he was the Chief Technology Officer of Travelweb LLC, which is owned by priceline.com Incorporated, and was responsible for all aspects of Travelweb’s technology, including the technology for Travelweb.com and over 40 affiliate websites, as well as the booking gateway for the merchant property processing for Orbitz and priceline.com. Mr. Coleman’s prior experience also includes serving as Manager of the Customer Technology Infrastructure group at American Airlines. Mr. Coleman holds a B.A. degree in Business Administration from Gonzaga University. We believe Mr. Coleman’s valuable business and leadership experience, particularly in the e-commerce industry, combined with his intimate knowledge of our financial and operational status gained through his various executive roles at the Company, qualifies Mr. Coleman to serve as a director.
Warren B. Phelps III has been a director since September 2007 and has served as Chairman of the Board since August 2017.  Since January 2013 he has served as Executive Chairman of Empower RF Systems, a developer and manufacturer of high power RF amplifiers for the defense and commercial markets.  From October 2009 until December 2012, Mr. Phelps served as the Chairman and Chief Executive Officer of Empower.  From 2000 until his retirement in September 2006, Mr. Phelps served in several executive positions for Spirent plc, a leading communications technology company, most recently as President of the Performance Analysis Broadband division.  From 1996 to 2000, Mr. Phelps was at Netcom Systems, a provider of network test and measurement equipment, most recently as President and Chief Executive Officer.  Prior to that, Mr. Phelps held executive positions, including Chairman and Chief Executive Officer, at MICOM Communications and in various financial management roles at Burroughs/Unisys Corporation.  Mr. Phelps current serves on the board of directors of Luna Innovations (Nasdaq: LUNA), a leader in optical technology, as well as on the board of directors of a privately held company and on the Board of Trustees of St. Lawrence University.  Mr. Phelps holds a B.S. degree in mathematics from St. Lawrence University in Canton, New York and an M.B.A. from The University of Rochester in Rochester, New York. We believe that Mr. Phelps is qualified to serve as a director due to his financial background, including his qualifications as an audit committee financial expert, as well as his executive management experience across numerous technology companies.

Bradley E. Wilson has been a director since November 2013. Mr. Wilson has served as the Chief Marketing Officer of LendingTree, the nation’s leading online loan marketplace, since July 2017. From October 2016 to July 2017, Mr. Wilson served as an independent consultant in the digital, omni-channel and e-commerce landscape, and from July 2016 through October 2016, Mr. Wilson served as the President of Shoes.com Technologies, an e-commerce retailer, before resigning due to misalignment over the company’s strategic direction and operating plan. Mr. Wilson also previously served as the General Manger for Travelocity’s business unit within Expedia, Inc. from January 2015 through July 2016, where he had full responsibility for retail operations and profitability of the business. Prior to this role, he served as the Chief Marketing Officer for Travelocity from 2011 to January 2015, where he was responsible for brand strategy, marketing efficiency, and customer lifecycle management. Before joining Travelocity, Mr. Wilson served as Senior Vice President of Marketing and Brand Management for Nutrisystem. Mr. Wilson also previously served in marketing and customer acquisition for both Match.com and Blockbuster Online. Mr. Wilson holds a B.S. degree from the University of Texas and an M.B.A. from the Cox School of Business at Southern Methodist University. We believe that Mr. Wilson is qualified to serve as a director due to his combined online marketing expertise and operational management experience from serving as an executive for leading consumer brands on the internet.
Class I Directors - Terms Expiring at the 2019 Annual Meeting of Stockholders
Barbara Palmer has been a director since November 2013 and since February 2016 has served as a marketing and executive leadership consultant. Prior to that time, Ms. Palmer served as Chief Revenue Officer of CallFire, Inc., a communications software technology company in Santa Monica, California from January 2014 to February 2016. From April 2008 to January 2014, Ms. Palmer held the role of President of The Search Agency, Inc., the largest independent search marketing agency in the country. Before joining The Search Agency, Ms. Palmer served as a partner in 2 Degrees Ventures, a branded entertainment agency and as the Senior Vice President Marketing Operations for Ameriquest Mortgage Company. She has also served as Senior Vice President Marketing Operations at United Online, Inc., parent company to internet brands NetZero and Juno, as well as various other roles in entertainment marketing. Ms. Palmer was honored with the Los Angeles Women of Influence Award from the Los Angeles Business Journal in 2016 and holds a B.S. degree from Ithaca College. We believe that Ms. Palmer is qualified to serve as a director due to her operational experience and service as Chief Revenue Officer and President of companies within various industries, combined with her financial background and management experience.
Jay K. Greyson has been a director since June 2014. Since 2006, Mr. Greyson has been the Co-founder of Supply Chain Equity Partners, a private equity firm focused on the distribution and logistics industry. Also, since 2006, Mr. Greyson has served as the Co-founder, Managing Director, and Principal of Vetus Partners, an investment bank, and previously served as Chief Compliance Officer of Vetus Securities, a registered broker dealer, from 2006 through November 2014. Prior to that, from 2000 to 2006, Mr. Greyson served in various capacities including as a Director with Brown Gibbons Lang & Company, an investment bank. Also, Mr. Greyson has served as a General Manager and Vice President of several leading electronic manufacturers. Mr. Greyson also serves on the Board of Directors of several private companies as Chairman, Operating Director, and Director. Mr. Greyson holds a B.S. degree in Electrical Engineering from the University of Virginia and an M.B.A. from the University of Chicago. We believe that Mr. Greyson is qualified to serve as a director due to his leadership experience in private equity and investment banking, combined with his financial background and management experience in manufacturing, distribution and supply chain.
Class II Directors - Terms Expiring at the 2020 Annual Meeting of Stockholders
Joshua L. Berman has been a director since October 2007.  Mr. Berman is currently a general partner at Troy Capital Partners where he has served since the beginning of 2016. Troy Capital Partners is a new venture and strategic opportunities fund investing primarily in early stage and emerging companies within the Southern California ecosystem.  Mr. Berman has a long track record in building and running internet businesses. A founder of MySpace.com, Mr. Berman held the position of Chief Operating Officer from 2003 until the company was sold to News Corp, at which time he transitioned to manage Slingshot Labs, an internet incubator dedicated to building and developing new web ventures for News Corp. In 2010 Mr. Berman left Slingshot Labs to co-found e-commerce platform BeachMint and served as the company’s Chief Executive Officer from 2010 through 2014. Following a merger between BeachMint and Conde Nast, Mr. Berman became Chief Executive Officer of The Lucky Group prior to his departure in 2015. Previous to MySpace, Mr. Berman co-founded and managed successful Internet companies: ResponseBase and Xdrive Technologies. Prior to his start-up life, Mr. Berman was a management consultant with PricewaterhouseCoopers. Mr. Berman received his MBA from the University of Southern California, and holds a Bachelor’s Degree from UC Santa Barbara.  We believe that Mr. Berman is qualified to serve as a director due to his industry knowledge and service as Chief Operating Officer or President of internet companies, including internet marketing and social networking, combined with his strong accounting and financial background and management experience.
Sol Khazani is a co-founder of the Company and has been a director since January 2001. Mr. Khazani also served as our Chairman of the Board from January 2001 to March 2007, as our Chief Financial Officer from January 2001 to April 2005 and as a Vice President from October 1995 to January 2001. From 1995 through December 2008, Mr. Khazani served as the Vice President of American Condenser, Inc., a company that he co-founded which manufactures air-conditioning condensers for automotive and industrial applications. Mr. Khazani is also the co-founder and serves as financial director of the non-profit organization Women for World Health. In addition, Mr. Khazani serves on the board of Plasticos Foundation, a non-profit organization. Mr. Khazani holds a B.S. degree in accounting and an M.B.A. from National University in San Diego. We believe that Mr. Khazani’s prior service as a co-founder and Chief Financial Officer of the Company, combined with his prior industry experience, provide invaluable insight to the Company and qualify him to serve as a director.
Director Independence
The Board reviewed the independence of each of our directors on the basis of the standards adopted by the NASDAQ Stock Market (“NASDAQ”). During this review, the Board considered transactions and relationships between the Company, on the one hand, and each director, members of his or her immediate family, and other entities with which he or she is affiliated, on the other hand. The purpose of this review was to determine which of such transactions or relationships were inconsistent with a determination that the director is independent under the NASDAQ Rules. After the review, the Board of Directors has determined that Messrs. Berman, Phelps, Greyson, and Wilson and Ms. Palmer each satisfy the requirements for “independence” under the listing standards of the NASDAQ Rules.
The Board has, additionally, maintained a separation between the seats of Chairman and Chief Executive Officer since we went public in 2007 in recognition of the different demands and responsibilities of the roles and to emphasize the independence of the role of Chairman. For example, the separate roles allow us to have a Chairman focused on the leadership of the Board providing our Chief Executive Officer with the ability to focus more of his time and energy on managing our operations. The Board also meets regularly in executive session without the presence of management.
Board Oversight of Risk
The Board is responsible for overseeing our risk management but its duties in this regard are supplemented by the Audit Committee, which is responsible for discussing with management and our independent auditors policies with respect to risk assessment and risk management, including the process by which we undertake major financial and accounting risk assessment and management. The Audit Committee also oversees our corporate compliance programs, as well as the internal audit function. In addition to the Audit Committee’s work in overseeing risk management, our full Board periodically engages in discussions of the most significant risks that the Company is facing and how these risks are being managed, and the Board receives reports on risk management from senior officers of the Company and from the Chairman of the Audit Committee. The Audit Committee meets privately with our management team in order to assess the overall control environment and “tone at the top” and to provide the Audit Committee with direct feedback as to any control or oversight issues. Other committees, including the Compensation Committee, review risks relevant to their particular areas of responsibility, such as whether the compensation of executive management encourages them to take undue risk. These matters are reviewed at Board meetings as well and, if deemed necessary and appropriate, in executive session with only the independent directors present. Our management team has the primary responsibility for identifying and managing the known, material risks which could affect our operating and financial performance. At least annually, upon reviewing and establishing the financial and operating targets for the next fiscal year, the management team reviews with the full Board the key risks facing the Company during the upcoming year and the plans the Company has put in place to mitigate those risks, and the management team reviews subsets of risk on a more frequent basis with the Board.
Board Committees and Meetings
Our Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Each committee has a written charter that is reviewed annually and revised as appropriate. A copy of each committee’s charter is available on the Investor Relations section of our website at www.usautoparts.net.
During fiscal 2017, the Board of Directors and the various committees of the Board held the following number of meetings: Board of Directors - 10; Audit Committee - 5; Compensation Committee - 8; and Nominating and Corporate Governance Committee - 8. All directors attended at least 75% of the aggregate number of meetings of the Board of Directors and the committees on which they served, held during the portion of the last fiscal year for which they served as directors or committee members, except for Mr. Majteles who did not attend at least 75% of the Board meetings or 75% of the committee meetings on which he served. Mr. Majteles resigned from the Board of Directors on December 30, 2017. We do not have a formal policy regarding attendance by members of our Board of Directors at annual meetings of stockholders; however, directors are encouraged to attend all such meetings. All of our directors attended our 2017 Annual Meeting of Stockholders.

Audit Committee. Our Audit Committee consists of Messrs. Greyson, Phelps, and Wilson. Mr. Greyson is the Chairman of the Audit Committee. Our Board of Directors has determined that each member of the Audit Committee is independent under the NASDAQ Rules and Rule 10A-3 under the Exchange Act. In addition, Mr. Phelps qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC. The primary functions of this committee include the following:

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
Compensation Committee. Our Compensation Committee consists of Messrs. Berman and Greyson and Ms. Palmer. Mr. Berman is the Chairman of our Compensation Committee. Our Board of Directors has determined that each member of the Compensation Committee is independent under the NASDAQ Rules. The primary functions of this committee include the following:

•
determining the compensation and other terms of employment of our executive officers and senior management, and reviewing and approving corporate performance goals and objectives relevant to such compensation;

•	recommending to our Board of Directors the type and amount of compensation to be paid or awarded to members of our Board of Directors;

•
evaluating and recommending to our Board of Directors the equity incentive plans, compensation plans and similar programs advisable for us, as well as modification or termination of existing plans and programs;

•	administering the issuance of stock options and other equity incentive arrangements under our equity incentive plans; and

•
reviewing and approving the terms of employment agreements, severance arrangements, change-in-control protections and any other compensatory arrangements for our executive officers and senior management.

A more detailed description of the role of the Compensation Committee, including the role of executive officers and consultants in compensation decisions, can be found under “Executive Compensation - Compensation Discussion and Analysis” below.
Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee consists of Messrs. Phelps and Wilson and Ms. Palmer. Mr. Phelps is the Chairman of our Nominating and Corporate Governance Committee. Our Board of Directors has determined that each member of the Nominating and Corporate Governance Committee is independent under the NASDAQ Rules. The primary functions of this committee include the following:

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
The Nominating and Corporate Governance Committee generally leads the search for and selects, or recommends that the Board select, candidates for election to the Board. Consideration of new director candidates typically involves a series of committee discussions, a review of information concerning candidates and interviews with selected candidates. The Nominating and Corporate Governance Committee may in the future engage the services of a third-party search firm to identify director candidates.
The Nominating and Corporate Governance Committee will consider candidates for directors recommended by our stockholders who meet the eligibility requirements for submitting stockholder proposals for inclusion in our next proxy statement. This committee will evaluate such recommendations applying its regular nominee criteria. Eligible stockholders wishing to recommend a director nominee must submit such recommendation in writing to the Chair, Nominating and Corporate Governance Committee, care of the Corporate Secretary, at 16941 Keegan Avenue, Carson, California 90746, by the deadline for stockholder proposals set forth in our proxy statement for our Annual Meeting of Stockholders in 2017, specifying the following information: (a) the name and address of the nominee, (b) the name, address and phone number of the stockholder making the nomination and of the director nominee, (c) a representation that the nominating stockholder is a stockholder of record of our stock entitled to vote at the next annual meeting and intends to appear in person or by proxy at such meeting to nominate the person specified in the notice, (d) the nominee’s qualifications for membership on the Board, (e) a resume of the candidate’s business experience and educational background as well as all of the information that would be required in a proxy statement soliciting proxies for the election of the nominee as a director, (f) a description of all direct or indirect arrangements or understandings between the nominating stockholder and the nominee and any other person or persons (naming such person or persons) pursuant to whose request the nomination is being made by the stockholder, (g) all other companies to which the nominee is being recommended as a nominee for director, and (h) a signed consent of the nominee to cooperate with reasonable background checks and personal interviews, and to serve as a director, if elected. In connection with its evaluation, the Nominating and Corporate Governance Committee may request additional information from the candidate or the recommending stockholder, and may request an interview with the candidate. The Nominating and Corporate Governance Committee has the discretion to decide which individuals to recommend for nomination as directors.
Stockholder Communications to the Board
Our Board of Directors has implemented a process by which stockholders may send written communications directly to the attention of the Board, any committee of the Board or any individual Board member, care of our Corporate Secretary at 16941 Keegan Avenue, Carson, California 90746. The name of any specific intended Board recipient should be noted in the communication. Our Corporate Secretary will be primarily responsible for collecting, organizing and monitoring communications from stockholders and, where appropriate depending on the facts and circumstances outlined in the communication, providing copies of such communications to the intended recipients. Communications will be forwarded to directors if they relate to appropriate and substantive corporate or Board matters. Communications that are of a commercial or frivolous nature, or otherwise inappropriate for the Board’s consideration will not be forwarded to the Board.

Executive Officers
The table below sets forth certain information regarding our current executive officers as of the date of this Amendment.

Name	Age	Current Position(s)
Aaron Coleman	43	Chief Executive Officer
Neil Watanabe	63	Chief Financial Officer
David Eisler	40	SVP, Chief Legal and Administrative Officer
Roger Hoffmann	48	Chief Technology Officer
________________
The following is certain biographical information describing the business experience of each of our executive officers who is not a director. The biography of Mr. Coleman appears earlier in this Amendment. See “Directors, Executive Officers and Corporate Governance - Directors.”
Neil Watanabe was appointed as Chief Financial Officer in March 2015. Mr. Watanabe has over 30 years of finance, accounting and operational experience and has served as the Chief Financial Officer for both public and private national retail companies. Prior to his appointment as the Company's Chief Financial Officer, Mr. Watanabe recently served as Chief Operating Officer for National Stores, a discount department store chain that operates more than 300 locations, from May 2014 to March 2015. Prior to joining National Stores, from 2006 until May 2014, Mr. Watanabe was the Executive Vice President and Chief Financial Officer for Anna's Linens, a national textiles and home goods store that operates more than 300 locations. Mr. Watanabe, a veteran financial executive, has also served as the Chief Financial Officer for Shoe Pavilion, Elizabeth Arden Red Door Spas, Sears Health and Nutrition, PetSmart, Mac Frugal Bargain Closeout, Kay Bee Toys, and Motherhood Maternity. Mr. Watanabe began his career with Montgomery Ward and Filenes Basement. He is a graduate of the University of California, Los Angeles with a Bachelor of Arts and obtained certification as a Public Accountant in Illinois.
David Eisler has been our SVP, Chief Legal and Administrative Officer and Corporate Secretary since August 2017. Mr. Eisler previously served as our Vice President, General Counsel and Secretary from June 2015 to August 2017. Prior to this time, Mr. Eisler served as the Vice President, General Counsel of ImaginAb, Inc., a venture-backed biotechnology company, from September 2014 to June 2015, and as the Vice President, General Counsel of Reva Medical, Inc., a publicly traded medical device company, from February 2014 to April 2014. From July 2013 to January 2014, Mr. Eisler was the Senior Vice President, General Counsel at The Active Network, Inc., the leading provider of Activity and Participant ManagementTM solutions, where he led the successful sale of the public company to a private equity firm for over $1 billion. Mr. Eisler also served as the Vice President, Senior Securities and Corporate Counsel at The Active Network, Inc. from September 2011 to July 2013. From October 2005 to September 2011, Mr. Eisler served as a corporate associate at DLA Piper LLP. Mr. Eisler also served as a corporate associate at Dorsey & Whitney LLP from September 2003 to October 2005. Mr. Eisler holds a B.B.A. from Emory University’s Goizueta Business School and a J.D. from Boston University.
Roger Hoffmann has served as our Chief Technology Officer since February 2016 and took on additional responsibilities as Country Manager, Philippines and head of the sales and support contact center in December 2016. Mr. Hoffmann previously served as the Vice President of Operations at Nordstromrack.com│Hautelook, a Nordstrom company, from 2012 to February 2016 where he was responsible for ERP software engineering, fulfillment center IT solutions, data services, IT infrastructure, IT service management and governance, project management, vendor management and customer care. Prior to this time, Mr. Hoffman served as Senior Director of Technology for Everbridge from 2010 to 2012, as Vice President of Technology for APM Music from 2009 to 2010, and as Executive Director, Technical Service Management for Edmunds.com from 2004 to 2008. Mr. Hoffman holds a B.A. in Philosophy from Westmont College.
Our executive officers are elected by our Board of Directors and serve at the discretion of our Board until their successors have been duly elected and qualified or until their earlier resignation or removal.
Policy on Stock Hedging
All directors and executive officers are prohibited from engaging in short-term or speculative transactions involving our securities, such as publicly traded options, short sales, puts and calls, and hedging transactions.
Section 16(a) Beneficial Ownership Reporting Compliance

Under the federal securities laws, our directors and officers and any persons holding more than 10% of our common stock are required to report their ownership of our common stock and any changes in that ownership to the SEC on Section 16(a) forms. Specific due dates for these reports have been established, and we are required to report any failure to file by these dates. Based solely on our review of copies of the reports on the Section 16(a) forms received by us with respect to the fiscal year ended December 30, 2017 and representations from the reporting persons that no other reports were required, we believe that all directors, executive officers and persons who own more than 10% of our common stock have complied with the reporting requirements of Section 16(a) and have filed all reports required by such section.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Committee Interlocks and Insider Participation.
The members of the Compensation Committee during fiscal 2017 were Messrs. Berman, Greyson and Majteles and Ms. Palmer. None of the members of our Compensation Committee at any time has been one of our officers or employees or an officer or employee of one of our subsidiaries at any time during fiscal 2017. None of our executive officers currently serves, or in the past year has served, as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers on our Board of Directors or Compensation Committee.
Compensation Discussion and Analysis
This section explains our executive compensation program as it relates to the “named executive officers” listed below whose 2017 compensation information is presented in the tables following this discussion in accordance with SEC rules. The primary objective of our executive compensation policies and programs is to serve our stockholders by attracting, retaining and motivating talented and qualified executives. We believe this best serves our stockholders by providing a stable management team that is focused on long-term growth and profitability without incurring undue risk.
The three key elements of the current executive compensation program are annual base salary, bonuses, and long-term, equity-based incentives. We also provide certain of our executive officers with severance and change-in-control benefits as well as limited perquisites and other personal benefits. Our discussion below contains an additional explanation of each of these elements.
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

Additionally, the Board of Directors adopted, and the Company’s stockholders approved at the 2017 Annual Meeting of Stockholders, a say-on-pay policy pursuant to Section 14A - Shareholder Approval of Executive Compensation of the Exchange Act. Every three years, stockholders are able to approve, on an advisory basis, the compensation of the Company’s named executive officers as disclosed pursuant to Item 402 of Regulation S-K, including the Compensation Discussion and

Analysis, the Summary Compensation Table and the related compensation tables, notes and narrative in the proxy statement. This advisory say-on-pay resolution is non-binding on the Board of Directors; however, the Board of Directors and the Compensation Committee carefully review and consider the voting results when evaluating the Company’s executive compensation, in the applicable years when advisory votes are solicited. The Board of Directors and the Compensation Committee carefully evaluated the results of the most recent stockholder advisory vote of executive compensation, which occurred in fiscal 2017, and considered this vote to be a strong endorsement of the Company’s policies and practices and has determined to conduct its review of executive compensation consistent with past practice. Also, unless the Board of Directors decides to modify its policy regarding the frequency of soliciting advisory votes on the compensation of the Company’s named executives, which is currently set at every three years, the next scheduled say-on-pay vote will be at the 2020 Annual Meeting of Stockholders.
Decisions regarding executive compensation are the primary responsibility of our Compensation Committee, in consultation from time to time with the Board of Directors, management and compensation consultants. In 2007, in connection with our initial public offering, we retained Compensia Inc. (or “Compensia”), an independent compensation consultant company, to assist us in establishing a compensation program which includes objective criteria and formalized policies with respect to the determination of compensation amounts for our executives. As part of our annual evaluation of executive compensation, we engaged Compensia each year following the initial public offering, except fiscal 2012, in order to ensure that the Company remained competitive in attracting and retaining talented executives. To assist with 2017 compensation decisions, the Chief Executive Officer, together with the Chair of our Compensation Committee, prepared an assessment of the Company’s overall performance in fiscal 2016, each individual’s performance during fiscal 2016, as well as a review of how each executive’s 2017 proposed compensation compared with the executives in the peer group companies provided in Compensia’s report for fiscal 2016, and recommended to the Compensation Committee base salary amounts, annual performance goals and annual incentive compensation for all executive officers (with the Chief Executive Officer recusing himself with respect to his own assessment). When making 2017 compensation decisions, the Compensation Committee reviewed this assessment, assessed the Chief Executive Officer with regard to his own performance and established and made the final determinations regarding compensation of our named executive officers. Our Compensation Committee utilized the services of Compensia to assist them in establishing a compensation program which includes objective criteria and formalized policies with respect to the determination of compensation amounts for our executives for fiscal 2017. Our Compensation Committee relied on Compensia’s report for fiscal 2017 to consider changes to the overall compensation for our named executive officers. Compensia’s report for fiscal 2017 noted that during 2016 both base salaries and total compensation for our named executive officers generally approximated or fell below the 25th percentile for our designated peer group. Compensia’s report for fiscal 2017 recommended the Compensation Committee consider increasing base salaries, target incentive opportunities, and equity compensation to better align with our peer group.
The components of our executive compensation program generally include (a) base salaries; (b) annual bonuses in the form of performance based cash and equity incentives; (c) annual equity grants; and (d) in certain cases, other long-term equity incentive opportunities. Executives also participate in employee benefit programs available to the broader employee population such as our 401(k) plan and health insurance. We also maintain a deferred compensation plan for employees of the Company earning greater than $134,000 annually, in which such employees are eligible to participate and for which the Company matches 50% of contributions up to 2% of annual base salary. We also provide reimbursement for life insurance premiums to our named executive officers and some of our other key executives. Our executive compensation program is intended to provide executives with overall levels of compensation that are competitive within the e-commerce industry, as well as within a broader spectrum of companies with comparable revenues and market capitalizations.
In 2017, our Compensation Committee utilized the services of Compensia for a new compensation report. As part of best market practices, the Company’s peer group for 2016 was reviewed to ensure an appropriate market comparison for 2017. Compensia and the Compensation Committee utilized the following peer group selection criteria: trailing twelve month revenues, market capitalization, employee headcount and industry. Based on the selection criteria, Compensia recommended and the Compensation Committee approved the following peer group companies for 2017:

●	Angie's List	●	Blue Nile	●	DHI Group (formerly Dice Holdings)
●	EnerNOC	●	Epiq Systems	●	Everyday Health
●	Internap	●	Liquidity Services	●	LivePerson
●	PetMed Express	●	QAD, Inc.	●	QuinStreet
●	RetailMeNot	●	Rightside Group	●	Rocket Fuel
●	Rosetta Stone	●	TrueCar

Elements of Executive Compensation
Base Salary
We seek to provide our senior management with a base salary appropriate to their roles and responsibilities, and salaries for named executive officers (as set forth in the table below) are established and adjusted at the discretion of the Compensation Committee. Base salaries are reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account market data, together with individual responsibilities, performance and experience.
Base salaries were maintained at or below the 25th percentile compared to our peer group for 2017. 2017 base salaries for each named executive officer on an annualized basis were as follows:

NAME AND TITLE	2017 BASE SALARY (1)
Aaron E. Coleman, Chief Executive Officer (2)	$400,000
Shane Evangelist, Former Chief Executive Officer (2)	$446,581
Neil Watanabe, Chief Financial Officer	$313,650
David Eisler, SVP, Chief Legal and Administrative Officer	$261,467
Roger Hoffmann, Chief Technology Officer	$238,926
__________
(1) Base salaries reflect increases approved by the Compensation Committee on January 25, 2017 and in effect as of December 30, 2017 with the exception of Mr. Coleman whose base salary reflects an increase approved by the Compensation Committee in connection with Mr. Coleman’s promotion to Chief Executive Officer on March 30, 2017.
(2) Mr. Evangelist resigned as Chief Executive Officer on March 30, 2017 and Aaron Coleman, the Company’s President and Chief Operating Officer, was appointed as Chief Executive Officer following Mr. Evangelist's resignation.

Annual Incentive Bonuses
In addition to base salary, our executives are eligible to earn annual incentive bonus compensation. Our incentive bonus plan ties the level of achievement of Company annual financial performance goals to the amount of annual incentive compensation that we pay to each of our executives. For 2017, incentive bonuses were established based upon Adjusted EBITDA goals, so as to encourage the executives to maximize the performance of the business, and in turn, increase stockholder value. As a result, a significant portion of our executives’ total compensation is dependent on the degree to which we achieve these performance goals. We define Adjusted EBITDA, a non-GAAP measure, as net income before net interest expense, income tax provision, depreciation and amortization expense and amortization of intangible assets, plus share-based compensation expense, impairment loss and restructuring costs. A reconciliation of Adjusted EBITDA to net income is provided in the Form 10-K. Incentive bonuses are established, adjusted and given final approval by the Compensation Committee, which has full discretion as to whether or not to award a given bonus.
Target incentive bonuses for our executive officers were established at 30% to 80% of their respective annual base salaries for 2017, with Mr. Coleman’s and Mr. Evangelist’s target bonus set at 80% of their respective base salary, Mr. Watanabe’s target bonus set at 50% of his base salary, Mr. Eisler’s target bonus set at 35% of his base salary, and Mr. Hoffmann’s target bonus set at 30% of his base salary. Notwithstanding the foregoing, each named executive officer was granted performance based restricted stock units (“PRSUs”) in lieu of target cash bonus eligibility representing each executive’s target bonus for fiscal 2017. The PRSUs were used to better align the compensation of the executive officers with stock performance. The Company’s target Adjusted EBITDA goal for an executive to receive a full payout of the PRSU award was $17.0 million for fiscal 2017, and the Company’s minimum Adjusted EBITDA goal for an executive to receive a fifty percent payout of the PRSU award was $15.4 million. The actual number of PRSUs to be earned by the named executive officer is assessed on a linear basis by the Compensation Committee based on the degree to which the Company achieves its Adjusted EBITDA goal for 2017. Vesting of the PRSUs is also contingent on the executive providing continued service through the Compensation Committee’s determination date. Each PRSU eligible to be earned is to be settled in one share of the Company’s common stock.
Each named executive officer was also eligible to receive a cash bonus award in 2017 but only to the extent the Company achieved in excess of the Company’s target Adjusted EBITDA goal of $17.0 million for fiscal 2017. The amount of cash earned by the named executive officer, if any, was to be assessed by the Compensation Committee based on the degree to which the Company outperformed its target Adjusted EBITDA goal for 2017.
For fiscal 2017, the Company achieved $14.2 million in Adjusted EBITDA. As a result, none of the PRSUs representing the target incentive bonuses for our named executive officers vested on March 13, 2018, the date the Compensation Committee certified that the target Adjusted EBITDA goals were not met. In addition, no cash bonuses were awarded to our named executive officers.
Long-Term Equity Compensation
We believe that long-term performance of the Company is achieved through an ownership culture that encourages long-term performance by our executive officers through the use of equity-based awards, and have established equity incentive plans to provide our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of stockholders. All grants are made at the fair market value of the Company’s stock on the date of grant. Our Chief Executive Officer, together with the Chair of our Compensation Committee, makes recommendations on equity awards to the Compensation Committee (with the Chief Executive Officer recusing himself with respect to his own equity awards) which recommendations are made by the Chairman of our Compensation Committee. Following recommendation, the Compensation Committee considers the proposed grants. Annual grants for executives are generally reviewed in January of each year. If the hire date of an employee who is not an executive officer does not occur at the time of a Compensation Committee meeting, we may credit the employee with vesting time retroactive to his or her hire date, but the exercise price of the option is always equal to the fair market value on the date of grant, no matter the vesting schedule. Initial grants for executive officer options are generally granted at or promptly after the time of hire.
Compensia’s report for fiscal 2017 recommended the Company issue the named executive officer’s equity compensation at market levels as a retentive measure and consistent with market practices. The Compensation Committee considered the amount of unvested equity, the Company’s stock price, the executive’s total potential equity ownership and individual performance, and market retention value based on peer group data. We do not have specific ownership percentage requirements for our executive officers, but in making additional awards, the Compensation Committee takes into consideration the ownership percentages of the executive officers of our peer group companies, as well as the balance between vested and unvested options and restricted stock unit awards held by the executive. Based on these factors and the recommendation of Compensia, the Compensation Committee issued our named executive officers new annual equity awards in January 2017 in addition to the PRSUs referenced under “Annual Incentive Bonuses” above.
From time-to-time, in addition to the PRSUs granted as part of the incentive bonus plan, we may grant equity based awards that vest based on the achievement of certain operational performance goals, which we believe help create incentives to help align our employees’ interests with the interests of stockholders. If such operational performance or goal is not met, then such awards would be forfeited. From time to time, we may also grant options and restricted stock units that vest based on continued service through a future service date with the Company to align with promotions or further promote retention of key employees. The awards have no value to the executive unless the executive remains employed with the Company for the full vesting period, and will be canceled if the executive terminates or retires within the vesting period. During 2017, the Company granted the following promotion and retention-based equity awards:

•
On March 30, 2017, Mr. Evangelist resigned as Chief Executive Officer and Mr. Coleman, the Company’s then President and Chief Operating Officer, was appointed as Chief Executive Officer following Mr. Evangelist’s resignation. In connection with Mr. Coleman’s appointment as Chief Executive Officer, the Board of Directors granted Mr. Coleman 650,000 options and 200,000 restricted stock units under the Company’s 2016 Equity Incentive Plan. Mr. Coleman’s options vest 25% on the one year anniversary of the grant date and monthly in thirty-six equal installments thereafter, and his restricted stock units vest 25% on the one year anniversary of the grant date and annually in three equal installments thereafter.

•
On August 9, 2017, Mr. Watanabe and Mr. Eisler were each granted additional equity awards as a retention vehicle. Mr. Watanabe was granted 85,000 retention-based stock options and Mr. Eisler was granted 40,000 retention-based restricted stock units under the Company’s 2016 Equity Incentive Plan. Mr. Watanabe’s options vest 25% on the one year anniversary of the grant date and monthly in thirty-six equal installments thereafter. Mr. Eisler’s restricted stock units represent the right to receive shares of the Company’s common stock only when, and with respect to the number of shares, which have vested. The restricted stock units will become fully-vested on August 9, 2019, subject to Mr. Eisler’s service to the Company through such date, provided, however, that if Mr. Eisler is terminated without cause or resigns for good reason (as defined under Mr. Eisler’s employment agreement) prior to August 9, 2019, then the restricted stock units would become fully-vested on the date of such earlier termination or resignation.

Equity awards are a critical component of our compensation philosophy, the focal point of which is to increase long-term stockholder value. We believe stock options and restricted stock unit awards help us achieve this objective in several important ways: by aligning the employees’ interests with those of our stockholders, by motivating employees’ performance toward our long term success and by encouraging our executives and employees who have received equity grants to continue their employment with us.

Equity compensation granted to the named executive officers and its grant date fair values are presented in the compensation tables, below.
Other Compensation
The Compensation Committee may determine, or the Chief Executive Officer may recommend, from time to time that an executive officer has performed in a manner that should be rewarded with a “spot” or extraordinary bonus. No such bonuses were paid to executive officers in fiscal 2017. Finally, our executive officers are eligible to receive the same benefits, including non-cash group life and health benefits, as well as a Company match of 50% of contributions to the Company’s 401(k) up to6% of salary, that are available to all employees, plus a Company match of 50% of contributions to the Company’s non-qualified deferred compensation plan up to 2% of salary. Certain additional benefits are also provided to some of our executives such as a car allowance and payment of health insurance and life insurance premiums, but each on a case-by-case basis.
Likelihood of Compensation Structure to Encourage Excessive Risk Taking
After a thorough review of the Company’s compensation policies as they apply to all employees and more specifically the executive officers, the Compensation Committee believes that the policies do not encourage unnecessary risk taking and the impact of risk that may be encouraged by the policies would not present a material adverse impact to the Company. We provide base salaries to provide stability and predictability of monthly income, and provide incentive cash or stock bonuses and long-term equity grants to encourage focus on profitability, growth and long term value of the Company.
Pension Benefits
We do not have any qualified or non-qualified defined benefit plans.
Non-Qualified Deferred Compensation
We have a non-qualified defined contribution plan that was established in January 2010. Employees earning greater than $134,000 are currently eligible to participate in the plan. The plan utilizes a rabbi trust for protection of its assets, although in the event of bankruptcy the plan could become a general unsecured creditor of the Company. Participants may contribute up to 90% of their annual base salary and up to 100% of bonus awards and the Company matches 50% of contributions up to 2% of salary.
Equity Compensation Plans
We have shares of our common stock reserved for future issuance under two equity compensation plans, the 2007 Omnibus Incentive Plan and the 2016 Equity Incentive Plan.
2007 Omnibus Incentive Plan
We adopted the 2007 Omnibus Incentive Plan (the “2007 Omnibus Plan”) in January 2007, which became effective on February 8, 2007, the effective date of the registration statement filed in connection with our initial public offering. Under the 2007 Omnibus Plan, the Company was previously authorized to issue 2,400,000 shares of common stock under various instruments plus an automatic annual increase on the first day of each of the Company’s fiscal years beginning on January 1, 2008 and ending on January 1, 2017 equal to (i) the lesser of (A) 1,500,000 shares of Common Stock or (B) five percent (5%) of the number of shares of Common Stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of Common Stock as determined by the Company’s board of directors. Options granted under the 2007 Omnibus Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise prices of all option grants are equal to 100% of the fair market value on the date of grant. No further shares are available for future grants under the 2007 Omnibus Plan following the Company’s adoption of the 2016 Equity Incentive Plan (the “2016 Incentive Plan”). As of April 4, 2018, 74,906 restricted stock units were outstanding under the 2007 Omnibus Plan and options to purchase 4,146,450 shares of our common stock were outstanding under the 2007 Omnibus Plan at a weighted average exercise price of $2.68 per share.

2016 Equity Incentive Plan
Our 2016 Incentive Plan was adopted by our Board of Directors in March 2016 and approved by our stockholders in May 2016. Subject to adjustment for certain changes in the Company’s capitalization, the aggregate number of shares of the Company’s common stock that may be issued under the 2016 Incentive Plan will not exceed the sum of (i) two million five hundred thousand (2,500,000) new shares, (ii) the number of unallocated shares remaining available for the grant of new awards under the Company’s prior equity plans described above (the “Prior Equity Plans”) as of the effective date of the 2016 Plan (which was equal to 3,894,000 shares as of May 31, 2016) and (iii) any shares subject to a stock award under the Prior Equity Plans that are not issued because such stock award expires or otherwise terminates without all of the shares covered by such stock award having been issued, that are not issued because such stock award is settled in cash, that are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares, or that are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award. In addition, the share reserve will automatically increase on January 1stof each year, for a period of nine years, commencing on January 1, 2017 and ending on (and including) January 1, 2026, in an amount equal to one million five hundred thousand (1,500,00) shares per year; however the Board of Directors of the Company may act prior to January 1st of a given year to provide that there will be no January 1st increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant the automatic increase.
Options granted under the 2016 Incentive Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise prices of all option grants are equal to 100% of the fair market value on the date of grant. The 2016 Incentive Plan allows for the grant of options to purchase common stock to non-employee directors. During 2017, we granted an aggregate of 1,670,963 restricted stock units (including 527,169 PRSUs) and 1,445,000 options to purchase share of common stock under the 2016 Equity Incentive Plan, which reduced the shares of common stock reserved for future issuance under the 2016 Incentive Plan. As of April 4, 2018, 1,284,872 restricted stock units (including 695,856 PRSUs) were outstanding under the 2016 Equity Incentive Plan and options to purchase 2,289,320 shares of our common stock were outstanding under the 2016 Equity Incentive Plan at a weighted average exercise price of $3.23 per share. As of April 4, 2018, 7,507,848 shares of our common stock are reserved for future issuance under the 2016 Equity Incentive Plan.
Employment Contracts and Termination of Employment and Change of Control Arrangements
Employment Agreements with Named Executive Officers
In February 2014, the Company amended and restated the Employment Agreements with Mr. Evangelist, the Company’s then Chief Executive Officer, and Mr. Coleman, the Company’s then Chief Operating Officer and current Chief Executive Officer. In March 2015, the Company entered into an Employment Agreement with Neil Watanabe, the Company’s Chief Financial Officer, and in June 2015, the Company entered into an Employment Agreement with David Eisler, the Company’s then VP, General Counsel and current SVP, Chief Legal and Administrative Officer. Pursuant to the Employment Agreements, the following provisions apply upon a termination of an executive officer’s employment with the Company:

•
Upon an executive officer’s termination or resignation for any reason, all stock options granted to such officer that are outstanding on the date of such termination or resignation shall remain exercisable until the earlier of (i) the expiration date set forth in the applicable stock option agreement or (ii) the expiration of one year measured from the date of such termination or resignation;

•
In the event of a death of a named executive officer or in the event an executive officer’s employment is terminated by the Company without “cause” as defined in the Employment Agreement or such officer resigns for “good reason” as defined in the Employment Agreement, he will be entitled to severance benefits consisting of, among other things, (i) (x) in the case of Messrs. Evangelist, Watanabe and Coleman, continuation of annual base salary for a period of one year following termination (provided however that if Mr. Watanabe or Mr. Coleman obtain other employment, then their respective severance payment shall be reduced after the first six months of the severance period by any amounts received from their new employer for the balance of the severance period), and (y) in the case of Mr. Eisler, continuation of annual base salary for a period of six months following termination (provided however that if Mr. Eisler is terminated without cause or resigns for good reason in connection with a change in control, as defined in the 2007 Omnibus Plan, Mr. Eisler shall be entitled to a severance period of one year, provided further that that if Mr. Eisler obtains other employment, then his severance payment shall be reduced after the first six months of the severance period by any amounts received from his new employer for the balance of the severance period), (ii) any unpaid annual target bonus for the fiscal year prior to the year of such termination or resignation (in an amount equal to the bonus percentage accrued by the Company pursuant to generally accepted accounting principles), (iii) a pro-rated portion of his target bonus for the year in which his employment was terminated or he resigned (in an amount equal to the bonus percentage accrued by the Company pursuant to generally accepted accounting principles), and (iv) except in the case of death, reimbursement for his COBRA payments for health insurance benefits for a period of one year; and

•
In the event a named executive officer’s employment is terminated by the Company without cause or such executive officer resigns for good reason within three months before, and ending twelve months following, a change in control, the vesting of all equity compensation awards, including all stock option awards, that are outstanding as of the date of such termination or resignation, shall accelerate in full (except with respect to any restricted stock units granted to such executive officer).

On March 30, 2017, Mr. Evangelist resigned as Chief Executive Officer and Mr. Coleman, the Company’s then President and Chief Operating Officer, was appointed as Chief Executive Officer following Mr. Evangelist’s resignation. In connection with Mr. Coleman’s appointment as Chief Executive Officer, Mr. Coleman entered into an amended and restated employment agreement with the Company (the “Coleman Employment Agreement”) which provided for the following amended terms to Mr. Coleman’s compensation as approved by the Compensation Committee of the Board of Directors: (i) an increase in annual base salary to $400,000, (ii) an increase in annual target bonus equal to 80% of Mr. Coleman’s base salary under the Company’s Annual Bonus Plan, and (iii) an increase in Mr. Coleman’s automobile allowance to $15,000 per year. The Coleman Employment Agreement also provides that in the event Mr. Coleman’s employment is terminated by the Company without “cause” as defined in the Coleman Employment Agreement or he resigns for “good reason” as defined in the Coleman Employment Agreement, Mr. Coleman will be entitled to increased severance benefits consisting of an annual base salary for a period of one year following termination. The other terms of Mr. Coleman’s employment with the Company remain unchanged.
Restricted Stock Unit Agreements with Named Executive Officers
In addition, the Company has granted restricted stock unit awards and performance based restricted stock unit awards to its named executive officers, pursuant to which the unvested portion of such awards accelerate in full in the event such executive officer’s employment is terminated by the Company without cause or such executive officer resigns for good reason at any time.
AutoMD Stock Option Agreement with Mr. Evangelist
On February 16, 2015, AutoMD, a former subsidiary of the Company, entered into a stock option agreement with Mr. Evangelist (the “AutoMD Option Agreement”), pursuant to which Mr. Evangelist received stock options to purchase 975,000 shares of common stock of AutoMD. AutoMD filed for dissolution in March 2017, and as a result, Mr. Evangelist’s 975,000 options to purchase shares of AutoMD common stock were terminated in accordance with the 2014 AutoMD Equity Incentive Plan.

Tax and Accounting Impact of Executive Compensation
Section 162(m) of the Internal Revenue Code (“Section 162(m)”) generally provides that publicly held companies may not deduct compensation paid to certain of their executive officers to the extent such compensation exceeds $1 million per officer in any year. The exemption from the deduction limit under Section 162(m) for “performance-based compensation” has been repealed, effective for taxable years beginning after December 31, 2017, such that compensation paid to our “covered employees” in excess of $1 million will not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017. The Compensation Committee will continue to monitor the applicability of Section 162(m) of the Code to its ongoing compensation arrangements. Because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations issued thereunder, including the uncertain scope of the transition relief under the legislation repealing the “performance-based compensation” exemption from the deduction limit, no assurance can be given that any compensation that may have been (or if granted under a binding written contract in place as of November 2, 2017 may be) intended to satisfy the requirements for exemption from Section 162(m), in fact will be exempt. In determining the form and amount of compensation for our named executive officers, the Compensation Committee may continue to consider all elements of the cost of such compensation, including the potential impact of Section 162(m). While the Compensation Committee considers the deductibility of awards as one factor in determining executive compensation, the Compensation Committee may also look at other factors in making its decisions, and retains the flexibility to award compensation that it determines to be consistent with the goals of our executive compensation program even if the awards are not deductible by us for tax purposes.

Summary Compensation Table
The following table sets forth information regarding the compensation earned or awarded during the fiscal years ended December 30, 2017, December 31, 2016, and January 2, 2016 by our “named executive officers.”

Name and Title	Fiscal Year	Salary	Bonus (1)	Restricted Stock Awards (2)	Option Awards (3)		All Other Compensation (4)	Total
Aaron Coleman (5)	2017	379,322	—	998,703	1,301,000		44,451	2,723,476
Chief Executive	2016	321,491	20,656	653,321	72,050		38,937	1,106,455
Officer	2015	315,188	—	78,453	59,735		38,209	491,585
Shane Evangelist (5)	2017	223,877	—	3,183,389	—		14,620	3,421,886
Former Chief	2016	435,689	44,789	347,799	108,075		39,752	976,104
Executive Officer	2015	431,375	—	171,798	619,233	(6)	39,220	1,261,626
Neil Watanabe (7)	2017	310,737	—	153,663	220,695		51,635	736,730
Chief Financial	2016	306,000	19,661	151,280	36,025		44,967	557,933
Officer	2015	300,000	—	140,401	385,619		30,489	856,509
David Eisler (8)	2017	258,333	—	200,468	141,705		14,736	615,242
SVP, Chief Legal and	2016	243,225	9,376	72,149	36,025		12,642	373,417
Administrative Officer	2015	235,000	—	34,935	164,079		5,538	439,552
Roger Hoffmann (9)	2017	238,926	6,399	72,311	—		45,603	363,239
Chief Technology
Officer

(1) The amounts shown represent the cash bonus awards earned by the named executive officers for the fiscal year ended December 31, 2016 and payable on March 3, 2017. No cash bonus awards were earned for the fiscal years ended January 2, 2016 or December 30, 2017.

(2) The amounts shown represent the aggregate grant date fair value of restricted stock awards as computed in accordance with FASB ASC Topic 718. Fair value is calculated using the closing price on the grant date as if these awards were vested and issued on the grant date. See also our discussion of share-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” and “Note 7 to the Consolidated Financial Statements - Stockholders Equity and Share-based Compensation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

(3) The amounts shown represent the aggregate grant date fair value of option awards as computed in accordance with FASB ASC Topic 718. For valuation assumptions, see our discussion of share-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” and “Note 7 to the Consolidated Financial Statements - Stockholders Equity and Share-based Compensation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

(4) The table below shows the components of “All Other Compensation” for the named executive officers.

(5) Mr. Evangelist resigned as Chief Executive Officer on March 30, 2017 and Mr. Coleman was appointed as Chief Executive Officer following his resignation. Mr. Evangelist’s salary amount for fiscal 2017 includes $37,788 of consultancy fees earned pursuant to the terms of his Transition Consulting Services Agreement and $60,117 of accrued PTO which was paid to him upon his resignation on March 30, 2017.

(6) The amount shown for Mr. Evangelist’s 2015 option awards consist of $89,603 of the Company’s options awarded under the 2007 Omnibus Incentive Plan and $529,620 of AutoMD’s options awarded under the 2014 AutoMD Plan.

(7) Mr. Watanabe commenced his employment in March 2015. The amount reported in the “Salary” column for Mr. Watanabe reflects his prorated salary earned for 2015.

(8) Mr. Eisler commenced his employment in June 2015. The amount reported in the “Salary” column for Mr. Eisler reflects his prorated salary earned for 2015.

(9) Mr. Hoffmann was not a named executed officer during the fiscal years ended December 31, 2016 and January 2, 2016.

Fiscal 2017 All Other Compensation Table

Name	Automobile Allowance	Housing Allowance	401(k)	Deferred compensation, employer portion	Health insurance premiums and expenses	Life Insurance Premiums	Total
Aaron E. Coleman	15,000	—	4,013	3,936	20,547	955	44,451
Shane Evangelist	3,750	—	—	2,309	8,561	—	14,620
Neil Watanabe	12,000	—	8,456	3,138	24,000	4,041	51,635
David Eisler	—	—	4,889	2,596	6,628	623	14,736
Roger Hoffman	—	43,555	1,560	—	488	812	46,415
Grants of Plan-Based Awards
All plan-based awards granted to our named executive officers during 2017 were incentive stock options, non-qualified stock options or restricted stock unit awards granted under our 2007 Omnibus Plan. The exercise price per share of each option granted to our named executive officers is equal to the closing sales price of a share of our common stock, as reported by the NASDAQ Stock Market, on the date of the stock option grant. The per share amounts represent the grant date fair value of such option awards as computed in accordance with FASB ASC Topic 718. See also our discussion of share-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and “Note 7 to the Consolidated Financial Statements - Stockholders Equity and Share-based Compensation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017. Grants made to our named executive officers during fiscal year 2017 were as follows:

Name	Award	Grant date	All Other Stock Awards (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Aaron E. Coleman	(1)	1/25/17	47,482	—	—	161,439
	(2)	1/25/17	—	50,000	3.40	94,470
	(1)	3/30/17	50,678	—	—	169,265
	(2)	3/30/17	—	650,000	3.34	1,206,530
	(3)	3/30/17	200,000	—	—	668,000
Shane Evangelist	(1)	1/25/17	102,958	—	—	350,057
	(4)	1/25/17	833,333	—	—	2,833,332
Neil Watanabe	(1)	1/25/17	45,195	—	—	153,663
	(2)	1/25/17	—	50,000	3.40	94,470
	(2)	8/9/17	—	85,000	2.77	126,225
David Eisler	(1)	1/25/17	26,373	—	—	89,668
	(2)	1/25/17	—	75,000	3.40	141,705
	(5)	8/9/17	40,000	—	—	110,800
Roger Hoffmann	(1)	1/25/17	21,268	—	—	72,311
__________
(1) This restricted stock unit award represents the PRSUs granted by the Company as part of the named executive’s 2017 annual incentive bonus. The PRSU award was forfeited on March 13, 2018 in accordance with its terms.

(2) This option award shall vest 25% on the first anniversary of the grant date, and the remainder of which shall vest in equal monthly installments thereafter over the subsequent three years, subject to such executive’s service to the Company through such dates.

(3) This restricted stock unit award represents the restricted stock units granted to Mr. Coleman in connection with his promotion to Chief Executive Officer which vest 25% on the first anniversary of the grant date and in equal annual installments thereafter over the subsequent three years, subject to Mr. Coleman's service to the Company through such date.
(4) 50% of the RSU Award would have vested in full on January 25, 2020, and 50% of the RSU Award would have vested in twelve equal quarterly installments commencing on April 25, 2017 and on each subsequent three month anniversary date thereafter through January 25, 2020, subject in each case, to Mr. Evangelist’s service to the Company through such vesting dates. On March 30, 2017, Mr. Evangelist resigned from the Company, following which he served as a consultant to the Company through April 30, 2017. Following his termination of service, the unvested portion of the RSU Award was forfeited in accordance with its terms.
(5) This restricted stock unit award shall vest in full on August 9, 2019, subject to such executive’s service to the Company through such date.
Outstanding Equity Awards at Fiscal Year-End
The following table presents the outstanding equity awards held by each of the named executive officers as of December 30, 2017. Except as otherwise indicated below, each award was granted under the 2007 Omnibus Plan and vests as to 25% of the shares underlying the option on the first anniversary of the grant date, with the remainder vesting in 36 equal monthly installments thereafter, subject in each case to such executive’s continued service through such date.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares of stock that have not vested (#)		Market value of shares of stock that have not vested ($)(1)
Aaron E. Coleman	3/30/2017	—	—	—	—	200,000	(2)	504,000
	3/30/2017	—	—	—	—	50,678	(3)	127,709
	3/30/2017	—	650,000	3.34	3/29/2027	—		—
	1/25/2017	—	—	—	—	47,482	(3)	119,655
	1/25/2017	—	50,000	3.40	1/24/2027	—		—
	1/21/2016	23,958	26,042	2.64	1/20/2027	—		—
	1/21/2016	—	—	—	—	187,266	(4)	471,910
	1/29/2015	36,458	13,542	2.29	1/28/2025	—		—
	2/14/2014	119,791	5,209	2.03	2/13/2024	—		—
	9/10/2013	99,998	—	0.99	9/09/2023	—		—
	1/05/2009	125,000	—	1.59	1/04/2019	—		—
Shane Evangelist (5)	—	—	—	—	—	—		—
Neil Watanabe	8/09/2017	—	85,000	2.77	8/8/2027	—		—
	1/25/2017	—	—	—	—	45,195	(3)	113,891
	1/25/2017	—	50,000	3.40	1/24/2027	—		—
	1/21/2016	11,979	13,021	2.64	1/20/2026	—		—
	3/23/2015	230,312	104,688	2.18	3/22/2025	—		—
David Eisler	8/09/2017	—	—	—	—	40,000	(4)	100,800
	1/25/2017	—	—	—	—	26,373	(3)	66,460
	1/25/2017	—	75,000	3.40	1/24/2027	—		—
	1/21/2016	11,979	13,021	2.64	1/20/2026	—		—
	6/23/2015	84,375	50,625	2.23	6/22/2025	—		—
Roger Hoffmann	1/25/2017	—	—	—	—	21,268	(3)	53,595
	2/29/2016	—	—	—	—	7,332	(4)	18,477
	2/29/2016	65,625	84,375	2.75	2/28/2026	—		—

(1) The market value of the unvested restricted stock awards is calculated by multiplying the number of units by the closing price of our common stock at December 29, 2017 (the last trading day of the fiscal year), which was $2.52.

(2) This restricted stock unit award represents the restricted stock units granted to Mr. Coleman in connection with his promotion to Chief Executive Officer which vest 25% on the first anniversary of the grant date and in equal annual installments thereafter over the subsequent three years, subject to Mr. Coleman's service to the Company through such date.

(3) This restricted stock unit award represents the PRSUs granted by the Company as part of the executive’s 2017 annual incentive bonus. The PRSU award was forfeited on March 13, 2018 in accordance with its terms.

(4) 100% of the time-based restricted stock units vest in full on the two year anniversary date of the grant.

(5) Mr. Evangelist resigned as Chief Executive Officer on March 30, 2017 and had no outstanding equity awards as of December 30, 2017.

Option Exercises and Stock Vested in Fiscal 2017
The following table sets forth the number of shares acquired upon the exercise of stock options and vesting of common stock by each named executive officer during fiscal 2017.

	Options		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)(2)(3)		Value Realized on Vesting ($)(4)
Aaron Coleman	—	—	60,204		201,683
Shane Evangelist	234,364	301,302	166,464	(5)	568,418
Neil Watanabe	—	—	87,303	(6)	291,265
David Eisler	—	—	27,329		91,552
Roger Hoffmann	—	—	—		—
__________
(1) The value realized represents the difference between the market price upon exercise and the exercise price.

(2) Except as otherwise noted, the number of shares acquired represents the PRSU’s which vested on March 3, 2017 as part of the executive’s 2016 annual incentive bonus.

(3) Includes shares which vested but were subsequently cancelled to satisfy tax withholding obligations.

(4) The value realized on vesting is determined by multiplying (x) the number of shares that vested during fiscal 2017, times (y) the closing price of our common stock on NASDAQ on the applicable vesting date.
(5) Includes 34,722 time-based restricted stock units which vested on April 25, 2017.
(6) Includes 30,000 time-based restricted stock units which vested on March 23, 2017.
Nonqualified Deferred Compensation
The following table shows for fiscal 2017 certain information regarding nonqualified deferred compensation benefits for the named executive officers:

Name	Executive Contributions in 2017	Company Contributions in 2017 (1)	Aggregate Earnings in 2017 (2)	Aggregate Withdrawals and Distributions	Aggregate Balance at December 30, 2017 (3)
Aaron E. Coleman	$11,419	$3,936	$7,175	$11,597	$56,018
Shane Evangelist	4,618	2,309	4,765	69,194	—
Neil Watanabe	6,277	3,138	4,779	—	30,670
David Eisler	5,192	2,596	2,118	—	21,195
Roger Hoffmann	—	—	—	—	—
__________
(1) All Company contributions have also been included under “All Other Compensation” in the Summary Compensation Table above.

(2) Aggregate annual earnings have not been included in the Summary Compensation Table above.

(3) Aggregate balance for Mr. Watanabe includes $3,476 which vested in March 2018 and the aggregate balance for Mr. Eisler includes $2,402 which vests in June 2018.
The Board of Directors determined that it is appropriate for retention of our executives to implement a deferred compensation plan so that employees earning greater than $134,000 annually could make contributions to their retirement in addition to those allowed under our 401(k) plan, which has required deferrals to be returned to certain employees who contributed more than 401(k) discrimination testing will allow under certain circumstances. The deferred compensation plan allows participants to defer as much as 90% of salary and 100% of any bonuses, and the Company matches 50% of any employee contributions, up to a maximum of 2% of salary and credited to the account at the end of each year. Company contributions vest in full following the named executive officer’s first three years of service with the Company. The participant can elect to have contributions paid out at a date certain or upon retirement from the Company. Account balances can be paid out in lump sum or installments upon retirement or disability of the participant, but lump-sum payouts are mandatory upon termination of employment or death; change of control; or an “in-service” or date certain payout. Total participant deferrals and Company contributions into the plan were $39,484 for the year ended December 30, 2017 including the amounts set forth in the table above.
Potential Payments upon Termination or Change in Control
The table below describes the potential payments or benefits to our named executive officers upon termination of employment due to death or disability, a termination by us without cause, or a resignation by the executive officer with good reason, in each case, as if each executive’s employment terminated as of December 30, 2017, with the exception of Mr. Evangelist who resigned on March 30, 2017:

Name	Salary(1)	Bonus (1)(2)	RSU’s (Accelerated Vesting)(3)	Options (Accelerated Vesting)(1)(4)	Option Exercise Extension (5)	Cobra(1)	Auto(1)	PTO	Deferred Compensation Plan(6)	Total
Aaron E. Coleman (7)	400,000	—	1,223,274	5,667	664,284	20,546	15,000	53,135	—	2,381,906
Shane Evangelist (7)	—	—	—	—	286,863	—	—	60,117	—	346,980
Neil Watanabe	313,650	—	113,891	35,594	421,398	—	12,000	42,222	3,476	942,231
David Eisler	261,467	—	167,260	14,681	171,323	6,628	—	26,964	2,402	650,725
Roger Hoffmann	—	—	—	—	—	—	—	3,193	698	3,891

(1)
See the terms of such named executive officer officer’s employment agreement as further described under “Executive Compensation and Other Information - Employment Contracts and Termination of Employment and Change of Control Arrangements - Employment Agreements with Named Executive Officers”.

(2)	Represents the accrued cash bonuses as of December 30, 2017 under the 2017 Annual Incentive Plan.

(3)
Acceleration of RSU’s requires a termination without cause or resignation for good reason under the terms of the executive's employment agreement. Calculated based on a share price of $2.52, the closing price of our common stock on December 29, 2017 (the last trading day of the fiscal year). See “Executive Compensation and Other Information - Employment Contracts and Termination of Employment and Change of Control Arrangements - Restricted Stock Unit Agreements with Named Executive Officers” for additional information. The stock-based compensation expense recorded for financial statement reporting purposes may differ from the amount reported in this column.

(4)
Acceleration of Company options requires a termination without cause or resignation for good reason in connection with a change in control transaction. Calculated using the “in-the money” (intrinsic) value of options that would become exercisable on December 30, 2017 based on the fair market value of our common stock on that date by multiplying (i) the difference between $2.52, the closing price of our common stock on December 29, 2017 (the last trading day of the fiscal year) and the applicable exercise price of each option, by (ii) the number of unvested and accelerated options. The stock-based compensation expense recorded for financial statement reporting purposes may differ from the amount reported in this column.

(5)	Represents the value of the executive’s ability to exercise outstanding options for an additional period of eleven months under the terms of the executive’s employment agreement described above.

(6)	Represents amounts under the Deferred Compensation Plan which would accelerate solely upon a change in control transaction.

(7)
Mr. Evangelist resigned as Chief Executive Officer on March 30, 2017 and Mr. Coleman was appointed as Chief Executive Officer following his resignation. The amounts in the chart above reflect the benefits Mr. Evangelist received in connection with his resignation on March 30, 2017.

Pay Ratio Disclosure Rule
The following is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of our other employees. We determined our median employee based on base salary (annualized in the case of full- and part-time employees who joined the Company during 2017) and cash bonuses earned for each of our employees (excluding the Chief Executive Officer) as of December 30, 2017.  As of December 30, 2017, the Company employed 1,064 persons of which 702 employees were based in the Philippines where the average employee base salary is significantly lower than the United States due to the cost of living differential. We applied the Philippines peso to U.S. dollar exchange rate as of December 30, 2017 for any compensation paid in Philippines pesos.
Based on the above methodology, the annual total compensation of our median employee (other than the Chief Executive Officer) for 2017 was $9,403. As disclosed in the Summary Compensation Table above, the annual total compensation for Aaron Coleman, our Chief Executive Officer as of December 30, 2017, was $2,723,476 during fiscal year 2017. Our resulting estimate of the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of all other employees was 290 to 1.
The pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules based on our internal records and the methodology described above. The SEC rules for identifying the median-compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Therefore, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.
Director Compensation
The compensation and benefits for service as a member of the Board of Directors is determined by our Board of Directors. Directors employed by us or one of our subsidiaries are not compensated for service on the Board or on any committee of the Board; however, we reimburse each of our directors for any out-of-pocket expenses in connection with attending meetings of our Board of Directors and committees of the Board of Directors. Each of our non-employee directors, other than Mr. Khazani, are entitled to a fee of $30,000 per year for his or her service as a director. Members of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee each receive an additional $7,500, $5,000 and $2,500, respectively, per year for his or her service on such committee. The chairpersons of the Board, the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee each receive an additional $25,000, $14,500, $2,500, and $2,500, respectively, per year for his or her service as chairperson for such committee.
In addition, on the date of each annual stockholders meeting, each person who has served as a non-employee member of the Board of Directors for at least six months before the date of the stockholder meeting will be granted a stock option to purchase 20,000 shares of our common stock and our chairman of the Board will be granted an additional stock option to purchase 20,000 shares of our common stock for his service. These options will have an exercise price per share equal to the fair market value of our common stock on the date of grant and will vest over an approximate three year period, subject to the director’s continuing service on our Board of Directors. These options will also immediately vest in full upon a change in control of the Company. The term of each option granted to a non-employee director shall be ten years. These options are currently granted under our 2016 Equity Incentive Plan.
Director Stock Ownership Guidelines and Director Payment Election Plan
In June 2011, in an effort to further align directors’ interests with those of shareholders and implementing best practices in corporate governance, the Company implemented guidelines for director share ownership. The stock ownership guidelines are for directors to own and maintain a minimum of $100,000 of our equity (which may include shares or options). Any new directors will have 3 years from the date of their initial election to the Board of Directors to comply.
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

The following table sets forth a summary of the compensation earned in fiscal year 2017 by each person who served as a director during such year, who is not a named executive officer.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Restricted Stock Units ($)(1)(2)	Total ($)
Robert J. Majteles (3)	$62,054	$85,780	$51,759	199,592
Warren B. Phelps III	61,321	42,890	16,328	120,540
Joshua L. Berman	43,750	42,890	16,328	102,968
Barbara Palmer	35,625	42,890	—	78,515
Bradley E. Wilson	33,750	42,890	—	76,640
Jay K. Greyson	42,375	42,890	25,696	110,961
Fredric W. Harman (4)	—	—	—	—
Sol Khazani	—	—	—	—
__________
(1) Stock options and restricted stock units were granted pursuant to our 2016 Equity Incentive Plan. The amounts shown represent the aggregate grant date fair value of such option awards as computed in accordance with FASB ASC Topic 718. See also our discussion of share-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” and “Note 7 to the Consolidated Financial Statements - Stockholders Equity and Share-based Compensation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017.
(2) As of December 30, 2017, Mr. Majteles held 12,109 restricted stock units and 450,000 options outstanding, Mr. Berman held 3,885 restricted stock units and 230,000 options outstanding, Mr. Phelps held 3,885 restricted stock units and 230,000 options outstanding, Mr. Wilson held 135,000 options outstanding, Ms. Palmer held 135,000 options outstanding, and Mr. Greyson held 3,885 restricted stock units and 115,000 options outstanding.
(3) Mr. Majteles resigned from the Company’s Board of Directors on December 30, 2017.
(4) Mr. Harman resigned from the Company’s Board of Directors on March 30, 2017.

COMPENSATION COMMITTEE REPORT
The Compensation Committee has furnished the following report to the stockholders of the Company in accordance with rules adopted by the SEC. We have reviewed and discussed with the management of U.S. Auto Parts Network, Inc. the Compensation Discussion and Analysis to be included in this Amendment. Based on the reviews and discussions referred to above, we recommended to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in this Amendment and incorporated by reference into our Annual Report on Form 10-K for the year ended December 30, 2017.

Submitted by the Compensation Committee
of the Board of Directors:

Joshua L. Berman, Chairman
Jay Greyson
Barbara S. Palmer

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
Ownership of Securities by Certain Beneficial Owners and Management
The following table indicates information as of April 4, 2018 regarding the ownership of our common stock by:

•	each person who is known by us to own more than 5% of our shares of common stock;

•	each named executive officer;

•	each of our directors; and

•	all of our directors and executive officers as a group.
The number of shares beneficially owned and the percentage of shares beneficially owned are based on 34,973,064 shares of common stock outstanding and 2,770,687 shares of Series A Convertible Preferred outstanding as of April 4, 2018 totaling 37,743,751 shares. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. Shares subject to options that are exercisable within 60 days following April 4, 2018 and shares subject to restricted stock units that are convertible within 60 days following April 4, 2018 are deemed to be outstanding and beneficially owned by the grant recipient for the purpose of computing share and percentage ownership of that grant recipient, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Name and Address of Beneficial Owners(1)	Number of Shares	Percentage of Shares Beneficially Owned
5% Stockholders:
Mehran Nia(2)	4,723,843	12.5%
Sol Khazani(3)	2,539,671	6.7
Mina Khazani(4)	2,474,952	6.6
Portolan Capital Management, LLC(5)	2,016,023	5.3
Richard S. Strong(6)	1,927,500	5.1
Officers and Directors:
Aaron E. Coleman(7)	914,803	2.4
Neil Watanabe(8)	400,502	1.1
David Eisler(9)	161,137	*
Roger Hoffmann(10)	88,710	*
Joshua L. Berman(11)	214,602	*
Jay K. Greyson(12)	104,829	*
Sol Khazani(3)	2,539,671	6.7
Barbara Palmer(13)	111,655	*
Warren B. Phelps III(14)	225,426	*
Bradley E. Wilson(15)	111,655	*
All directors and executive officers as a group (10 persons)(16)	4,872,990	12.9
* Less than 1%

__________

(1)
The address for each of the officers and directors is c/o U.S. Auto Parts Network, Inc. at 16941 Keegan Avenue, Carson, California 90746. The address for Mehran Nia and Mina Khazani is 12320 21st Helena Dr., Los Angeles, CA 90049. The address for Lafitte Capital Management LP is 701 Brazos, Suite 310, Austin, TX 78701. The address for William Blair Investment Management, LLC is 222 W. Adams, Chicago, IL 60606. The address for Richard S. Strong is c/o Godfrey & Kahn, S.C., 833 East Michigan Street, Suite 1800, Milwaukee, WI 53202. The address for Portolan Capital Management LLC is 2 International Place, FL 26, Boston, MA 02110.

(2)
Based on a Schedule 13G filed with the SEC on May 5, 2015 and the Company’s stockholder records, consists of (i) 3,615,391 shares of Common Stock owned directly by the Nia Living Trust Established September 2, 2004 (the “Living Trust”), of which Mehran Nia and his spouse, Fariba Nia, are co-trustees, (ii) 1,034,482 shares of Common Stock issuable upon conversion of Series A Convertible Preferred Stock owned by the Living Trust, and (iii) 73,970 shares of Common Stock issued in lieu of preferred stock dividends. Mehran Nia disclaims beneficial interest in the Living Trust except to the extent of his pecuniary interest therein.

(3)
Consists of (i) 1,956,211 shares of common stock owned directly by the Sol Khazani Living Trust Established June 1, 2007, of which Mr. Khazani is the sole trustee, (ii) 213,979 shares of common stock owned directly by the Sol Khazani Annuity Trust Established November 18, 2006, of which Mr. Khazani is the sole trustee, (iii) 24,654 shares of common stock issued in lieu of preferred stock dividends, and (iv) 344,827 shares of common stock issuable upon conversion of Series A Convertible Preferred Stock. Mr. Khazani has shared power to vote or to direct the vote of and the shared power to dispose or to direct the disposition of shares in the aggregate, and is thus deemed to beneficially own such shares, in his capacity as trustee of several trusts. Mr. Khazani additionally shares the right to receive dividends from, and the proceeds from the sale of, the shares.

(4)
Based on the Company’s stockholder records, consists of (i) 1,366,500 shares of common stock owned directly by the Mina Khazani Living Trust, Dated May 30, 2007, of which Ms. Khazani is the sole trustee, (ii) 73,970 shares of common stock issued in lieu of preferred stock dividends, and (iii) 1,034,482 shares of common stock issuable upon conversion of Series A Convertible Preferred Stock. Ms. Khazani has shared power to vote or to direct the vote of and the shared power to dispose or to direct the disposition of shares in the aggregate, and is thus deemed to beneficially own such shares, in her capacity as trustee the trust. Ms. Khazani additionally shares the right to receive dividends from, and the proceeds from the sale of, the shares.

(5)
Based on a Schedule 13G filed with the SEC on February 14, 2018, consists of 2,016,023 shares over which Portolan Capital Management, LLC, a registered investment adviser, in its capacity as investment manager for various clients has sole power to dispose or to direct the disposition of, and is thus deemed to beneficially own such shares. George McCabe is the Manager of Portolan Capital Management, LLC.

(6)
Based on a Schedule 13G filed with the SEC on March 13, 2018, consists of (i) 928,000 shares over which Richard S. Strong has shared power to dispose or to direct the disposition of the shares, and (ii) 999,500 shares over which Richard S. Strong has sole power to dispose or to direct the disposition of the shares, and is thus deemed to beneficially own such shares. Richard S. Strong is the Managing Partner of Calm Waters Partnership.

(7)	Includes 627,079 shares issuable upon exercise of outstanding options which are exercisable as of April 4, 2018 or within 60 days after such date.
(8)	Includes 296,457 shares issuable upon exercise of outstanding options which are exercisable as of April 4, 2018 or within 60 days after such date.
(9)	Includes 138,020 shares issuable upon exercise of outstanding options which are exercisable as of April 4, 2018 or within 60 days after such date.
(10)	Includes 84,375 shares issuable upon exercise of outstanding options which are exercisable as of April 4, 2018 or within 60 days after such date.
(11)
Includes (i) 206,655 shares issuable upon exercise of outstanding options which are exercisable as of April 4, 2018 or within 60 days after such date, and (ii) 1,414 restricted stock units which are subject to vesting within 60 days of April 4, 2018.

(12)
Includes (i) 91,655 shares issuable upon exercise of outstanding options which are exercisable as of April 4, 2018 or within 60 days after such date, and (ii) 1,414 restricted stock units which are subject to vesting within 60 days of April 4, 2018.

(13)	Includes 111,655 shares issuable upon exercise of outstanding options which are exercisable as of April 4, 2018 or within 60 days after such date.
(14)
Includes (i) 206,655 shares issuable upon exercise of outstanding options which are exercisable as of April 4, 2018 or within 60 days after such date, and (ii) 1,414 restricted stock units which are subject to vesting within 60 days of April 4, 2018.

(15)	Includes 111,655 shares issuable upon exercise of outstanding options which are exercisable as of April 4, 2018 or within 60 days after such date.
(16)
Includes (i) 1,034,482 shares of common stock issuable upon conversion of Series A Convertible Preferred Stock, (ii) 1,874,206 shares issuable upon exercise of outstanding options which are exercisable as of April 4, 2018 or within 60 days after such date, and (iii) 4,242 restricted stock units which are subject to vesting within 60 days of April 4, 2018.

Equity Compensation Plan Information
The following table provides certain information with respect to all of our equity compensation plans in effect as of December 30, 2017:

	Number of securities to be issued upon exercise of outstanding options and awards (a)	Weighted-average exercise price of outstanding options and awards (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	7,046,022	$2.91	7,064,541	(1)
Equity compensation plans not approved by security holders:	—	—	—
Total	7,046,022	$2.91	7,064,541
___________
(1) Represents securities available for issuance under the 2016 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Since December 31, 2016, except as set forth below, there has not been, nor is there any proposed transaction where we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any director, director nominee, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the compensation agreements and other agreements and transactions which are described in “Executive Compensation”.
Policies and Procedures for Related Party Transactions
Pursuant to the written charter of our Audit Committee adopted in January 2007, our Audit Committee is responsible for reviewing and approving all related party transactions and potential conflict of interest situations involving a principal stockholder, a member of the Board of Directors or senior management. In addition, our company policies require that our officers and employees avoid using their positions for purposes that are, or give the appearance of being, motivated by a desire for personal gain, and our policies further require that all officers and employees who have authority to initiate related party transactions provide a written report, on a quarterly basis, of all activities which could result in a conflict of interest or impair their professional judgment. All such written reports concerning related party transactions or conflicts of interest are submitted to, and reviewed by, our Chief Financial Officer and our Audit Committee.
Related Party Transactions
AutoMD. On March 3, 2017, AutoMD, a majority owned subsidiary of the Company, entered into a Dissolution Agreement with Oak Investment Partners XI, Limited Partnership (“Oak”) and the Sol Khazani Living Trust (the “Trust”), pursuant to which AutoMD redeemed 1,500,000 and 500,000 shares of its common stock, respectively, for a purchase price of $895,500 and $298,500, respectively. In connection with the Dissolution Agreement, each of the prior investor agreements entered into between AutoMD, and Oak and the Trust, were terminated. Fredric W. Harman and Sol Khazani, each a director of the Company at the time of the transaction, are affiliated with Oak and the Trust, respectively. Mr. Harman subsequently resigned as a director of the Company on March 30, 2017. In accordance with the Company’s policies and procedures for related party transactions, the Audit Committee approved the transaction prior to AutoMD entering into the Dissolution Agreement.
Indemnification Agreements. The Company has entered into indemnification agreements with the Company’s directors and executive officers. These agreements require the Company to indemnify these individuals to the fullest extent permitted under law against liabilities that may arise by reason of their service to the Company, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. The Company also intends to enter into indemnification agreements with the Company’s future directors and executive officers.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Principal Accountant Fees
The following table sets forth the fees billed to us for fiscal 2017 and fiscal 2016 by RSM US LLLP (“RSM”):

	Fiscal 2017	Fiscal 2016
Audit Fees	$986,808	$525,669
Audit Related Fees	11,700	21,700
Tax Fees	19,250	16,066
Total	$1,017,758	$563,435
Audit Fees. Audit fees consisted of fees billed by RSM for professional services rendered in connection with the audit and quarterly reviews of our consolidated financial statements.
Audit Related Fees. Audit related fees for fiscal 2017 and fiscal 2016 consisted of fees billed by RSM for professional services rendered in connection with reviews of registration statements and other accounting consultations not qualifying under audit fees.
Tax Fees. Tax fees represent services for state and local sales taxes and possible net operating loss deduction limitations.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services
All engagements for services by RSM are subject to prior approval by the Audit Committee; however, de minimis non-audit services may instead be approved in accordance with applicable SEC rules. The Audit Committee approved all services provided by RSM for fiscal 2017 and fiscal 2016.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents were previously filed as part of the Form 10-K on March 14, 2018:
1. Financial Statements. Please see the Index to the Consolidated Financial Statements, which appears on page F-1 of the Form 10-K filed with the SEC on March 14, 2018. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to the Consolidated Financial Statements, which appear beginning on page F-2 of the Form 10-K filed with the SEC on March 14, 2018, are incorporated by reference into Item 8 of the Annual Report on Form 10-K.
2. Financial Statement Schedules. All schedules were previously omitted because the information required to be set forth therein is either not applicable or is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.
3. Exhibits. See Item 15(b) below. Each management contract and compensatory plan or arrangement required to be filed has been identified.
(b) Exhibits. The following exhibits listed are included herein or incorporated by reference.

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

4.1*	Specimen common stock certificate

10.1+*	U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan

10.2+*	Form of Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.3+*	Form of Notice of Grant of Stock Option under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.4+*	Form of Acceleration Addendum to Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.5+*	U.S. Auto Parts Network, Inc. 2007 Omnibus Plan and Form of Award Agreements

10.6+	2017 Independent Director Compensation Plan (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2018)

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

10.35+
Form of Performance Restricted Stock Unit Award Agreement under the U.S. Auto Parts Network, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2016)

10.36+
Form of 2018 Performance Restricted Stock Unit Award Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2018)

10.37+
Form of 2018 Performance Cash Bonus Award Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2018)

10.38+
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

10.40+	U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2016)

10.41+
Form of Employee Option Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2016)

10.42+
Form of Director Option Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2016)

10.43+
Form of Restricted Stock Unit Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2016)

10.44+
Form of Performance Restricted Stock Unit Award Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2017)

10.45+
Form of Performance Cash Bonus Award Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2017)

10.46+
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

10.50+	Deferred Compensation Plan (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2017)

10.51
Dissolution Agreement, dated March 6, 2017, by and among AutoMD, Inc., Oak Investment Partners XI, L.P. and the Sol Khazani Living Trust. (incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2017)

21.1	Subsidiaries of U.S. Auto Parts Network, Inc. (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2018)

23.1
Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2018)

24.1	Power of Attorney (included on Signature Page to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2018)
31.1
Certification of the Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 31.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2018)

31.2
Certification of the Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 31.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2018)

31.3#	Certification of the Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.4#	Certification of the Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1
Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2018)

32.2
Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2018)

101.INS	XBRL Instance Document (previously furnished with the Annual Report on Form 10-K filed with the SEC on March 14, 2018, which is being amended hereby)

101.SCH	XBRL Taxonomy Extension Schema Document (previously furnished with the Annual Report on Form 10-K filed with the SEC on March 14, 2018, which is being amended hereby)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (previously furnished with the Annual Report on Form 10-K filed with the SEC on March 14, 2018, which is being amended hereby)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (previously furnished with the Annual Report on Form 10-K filed with the SEC on March 14, 2018, which is being amended hereby)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (previously furnished with the Annual Report on Form 10-K filed with the SEC on March 14, 2018, which is being amended hereby)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (previously furnished with the Annual Report on Form 10-K filed with the SEC on March 14, 2018, which is being amended hereby)

*
Incorporated by reference to the exhibit of the same number from the registration statement on Form S-1 of U.S. Auto Parts Network, Inc. (File No. 333-138379) initially filed with the Securities and Exchange Commission on November 2, 2006, as amended.

+	Indicates a management contract or compensatory plan or arrangement.

#	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 25, 2018	U.S. AUTO PARTS NETWORK, INC.

		By:	/s/ Aaron Coleman
Aaron Coleman
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Aaron Coleman	Chief Executive Officer and Director	April 25, 2018
Aaron Coleman	(principal executive officer)

/s/ Neil Watanabe	Chief Financial Officer	April 25, 2018
Neil Watanabe	(principal financial and accounting officer)

*	Chairman of the Board	April 25, 2018
Warren B. Phelps III

*	Director	April 25, 2018
Joshua L. Berman

*	Director	April 25, 2018
Jay K. Greyson

*	Director	April 25, 2018
Sol Khazani

*	Director	April 25, 2018
Barbara Palmer

*	Director	April 25, 2018
Bradley E. Wilson

*By:	/s/ Aaron Coleman
Aaron Coleman Attorney-in-fact