Form 10-Q
period 2018-03-31
U.S. Auto Parts Network, Inc.
filed 2018-05-09
CIK 1378950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
(424) 702-1455
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

As of May 4, 2018, the registrant had 34,973,332 shares of common stock outstanding, $0.001 par value.

U.S. AUTO PARTS NETWORK, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THIRTEEN WEEKS ENDED MARCH 31, 2018

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
The statements included in this report, other than statements or characterizations of historical or current fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. Any forward-looking statements included herein are based on management’s beliefs and assumptions and on information currently available to management. We have attempted to identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would”, “will likely continue,” “will likely result” and variations of these words or similar expressions. These forward-looking statements include, but are not limited to, statements regarding future events, our future operating and financial results, financial expectations, expected growth and strategies, current business indicators, capital needs, financing plans, capital deployment, liquidity, contracts, litigation including our litigation with U.S. customs, the anticipated impact of the issues we are experiencing with U.S. customs including the related trademark issues, product offerings, customers and suppliers, acquisitions, competition and the status of our facilities. Forward-looking statements, no matter where they occur in this document or in other statements attributable to the Company involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Part II, Item 1A of this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements
U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, In Thousands, Except Par Value and Per Share Liquidation Value)

	March 31, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$9,222	$2,850
Short-term investments	10	9
Accounts receivable, net	3,357	2,470
Inventory	58,120	54,231
Other current assets	3,009	2,972
Total current assets	73,718	62,532
Deferred income taxes	21,062	21,476
Property and equipment, net	15,021	15,085
Intangible assets, net	604	651
Other non-current assets	1,328	954
Total assets	$111,733	$100,698
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,691	$35,999
Accrued expenses	10,915	7,363
Current portion of capital leases payable	586	579
Customer deposits	660	2,500
Other current liabilities	3,553	2,457
Total current liabilities	58,405	48,898
Capital leases payable, net of current portion	9,020	9,173
Other non-current liabilities	2,275	2,266
Total liabilities	69,700	60,337
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; $1.45 per share liquidation value or aggregate of $6,017; 4,150 shares authorized; 2,771 shares issued and outstanding at both March 31, 2018 and December 30, 2017	3	3
Common stock, $0.001 par value; 100,000 shares authorized; 34,939 and 34,666 shares issued and outstanding at March 31, 2018 and December 30, 2017 (of which 2,525 are treasury stock)	37	37
Treasury stock	(7,146)	(7,146)
Additional paid-in capital	180,517	179,906
Accumulated other comprehensive income	579	557
Accumulated deficit	(131,957)	(132,996)
Total stockholders’ equity	42,033	40,361
Total liabilities and stockholders’ equity	$111,733	$100,698
See accompanying notes to consolidated financial statements (unaudited).

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
Net sales	$78,385	$80,833
Cost of sales (1)	54,926	57,046
Gross profit	23,459	23,787
Operating expenses:
Marketing	9,982	10,314
General and administrative	4,885	4,801
Fulfillment	5,848	6,082
Technology	1,088	1,273
Amortization of intangible assets	47	112
Total operating expenses	21,850	22,582
Income from operations	1,609	1,205
Other income (expense):
Other income, net	1	16
Interest expense	(433)	(378)
Total other expense, net	(432)	(362)
Income from continuing operations before income taxes	1,177	843
Income tax provision	442	27
Income from continuing operations	735	816
Discontinued operations (2)
Loss from operations and disposal of discontinued AutoMD operations	—	(558)
Income tax provision	—	1
Loss on discontinued operations	—	(559)
Net income	735	257
Other comprehensive income (loss):
Foreign currency translation adjustments	19	(2)
Total other comprehensive income (loss)	19	(2)
Comprehensive income	$754	$255
Income from continuing operations per share:
Basic income from continuing operations per share	$0.02	$0.02
Diluted income from continuing operations per share	$0.02	$0.02
Weighted average common shares outstanding:
Shares used in computation of basic income from continuing operations per share	34,821	34,510
Shares used in computation of diluted income from continuing operations per share	38,066	40,231

(1)	Excludes depreciation and amortization expense which is included in marketing, general and administrative and fulfillment expense.

(2)	During March 2017, AutoMD filed for dissolution and the AutoMD operating segment has been classified as discontinued operations.
See accompanying notes to consolidated financial statements (unaudited).

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In Thousands)

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
Operating activities
Net income	$735	$257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,504	1,633
Amortization of intangible assets	47	112
Deferred income taxes	415	—
Share-based compensation expense	976	1,089
Stock awards issued for non-employee director service	4	2
Amortization of deferred financing costs	1	22
Gain from disposition of assets	—	(8)
Changes in operating assets and liabilities:
Accounts receivable	(887)	105
Inventory	(3,889)	(6,282)
Other current assets	(442)	(161)
Other non-current assets	20	135
Accounts payable and accrued expenses	10,339	10,662
Other current liabilities	(402)	(67)
Other non-current liabilities	139	59
Net cash provided by operating activities	8,560	7,558
Investing activities
Additions to property and equipment	(1,490)	(1,262)
Proceeds from sale of property and equipment	—	39
Net cash used in investing activities	(1,490)	(1,223)
Financing activities
Borrowings from revolving loan payable	3,106	3,576
Payments made on revolving loan payable	(3,106)	(3,576)
Proceeds from stock options	—	33
Minority shareholder redemption	—	(2,485)
Payments on capital leases	(144)	(136)
Treasury stock repurchase	—	(2,272)
Statutory tax withholding payment for share-based compensation	(395)	(688)
Payment of liabilities related to financing activities	(100)	(100)
Preferred stock dividends paid	(41)	(120)
Net cash used in financing activities	(680)	(5,768)
Effect of exchange rate changes on cash	(18)	(12)
Net change in cash and cash equivalents	6,372	555
Cash and cash equivalents, beginning of period	2,850	6,643
Cash and cash equivalents, end of period	$9,222	$7,198
Supplemental disclosure of non-cash investing and financing activities:
Accrued asset purchases	$766	$694
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$—	$15
Cash paid during the period for interest	442	337
See accompanying notes to consolidated financial statements (unaudited).

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In Thousands, Except Per Share Data)
Note 1 – Basis of Presentation and Description of Company
U.S. Auto Parts Network, Inc. (including its subsidiaries) is a leading online provider of aftermarket auto parts and accessories and was established in 1995. The Company entered the e-commerce sector by launching its first website in 2000 and currently derives the majority of its revenues from online sales channels. The Company sells its products to individual consumers through a network of websites and online marketplaces. Our flagship consumer websites are located at www.autopartswarehouse.com, www.carparts.com, and www.jcwhitney.com and our corporate website is located at www.usautoparts.net. References to the “Company,” “we,” “us,” or “our” refer to U.S. Auto Parts Network, Inc. and its consolidated subsidiaries.

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
Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of March 31, 2018 and the consolidated results of operations and cash flows for the thirteen weeks ended March 31, 2018 and April 1, 2017. The Company’s results for the interim periods are not necessarily indicative of the results that may be expected for any other interim period, or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 30, 2017, which was filed with the SEC on March 14, 2018 and all our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2017 fiscal year, and throughout the date of this report.
During the thirteen weeks ended March 31, 2018, the Company had net income of $735 compared to net income of $257 during the thirteen weeks ended April 1, 2017. Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months.
Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606), which was further updated in March, April, May and December 2016. The guidance in this update supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition". Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. We adopted this ASU on December 31, 2017 through the modified retrospective method, with a cumulative adjustment that decreased accumulated deficit by approximately $342. The cumulative adjustment related to no longer recording a synthetic shipping lag adjustment, as we began to recognize revenue upon shipment.

Note 2 –Intangible Assets, Net
Intangible assets consisted of the following at March 31, 2018 and December 30, 2017 (in thousands):

		March 31, 2018			December 30, 2017
	Useful Life	Gross Carrying Amount	Accumulated Amort. and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amort. and Impairment	Net Carrying Amount
Intangible assets subject to amortization:
Product design intellectual property	4 years	$2,750	$(2,750)	$—	$2,750	$(2,750)	$—
Patent license agreements	3 - 5 years	462	(382)	$80	462	(360)	$102
Domain and trade names	10 years	1,407	(883)	$524	1,407	(858)	$549
Total		$4,619	$(4,015)	$604	$4,619	$(3,968)	$651

Intangible assets subject to amortization are amortized on a straight-line basis. Amortization expense relating to intangible assets held for continuing operations was $47 and $112 for the thirteen weeks ended March 31, 2018, and April 1, 2017 respectively.
The following table summarizes the future estimated annual amortization expense for these assets:

2018	$138
2019	100
2020	100
2021	100
2022	100
Thereafter	66
Total	$604
Note 3 – Borrowings
The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory, and property and equipment. At March 31, 2018, our outstanding revolving loan balance was $0. The guaranteed total letters of credit balance at March 31, 2018 was $17,064, of which $12,261 was utilized and included in accounts payable in our consolidated balance sheet.
Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.75%, or (b) an “alternate prime base rate” subject to an increase or reduction by up to 0.25% per annum based on the Company's fixed charge coverage ratio. At March 31, 2018, the Company’s LIBOR based interest rate was 3.44% (on $0 principal) and the Company’s prime based rate was 5.00% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three business days (on a cumulative basis) and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with such trigger subject to adjustment based on the Company's revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $2,400, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 (with the trigger subject to adjustment based on the Company's revolving commitment). The credit facility matures on April 26, 2020.
The Company's excess availability was $10,324 at March 31, 2018. As of the date hereof, the cash dominion period has not been in effect; accordingly, no principal payments are due.

Note 4 – Stockholders’ Equity and Share-Based Compensation
Options and Restricted Stock Units
The Company had the following common stock option activity during the thirteen weeks ended March 31, 2018:
•Granted options to purchase 554 common shares.
•Exercise of 0 options to purchase common shares.
•Forfeiture of 9 option to purchase common shares.
•Expiration of 42 options to purchase common shares.

The following table summarizes the Company’s restricted stock unit ("RSU") activity for the thirteen weeks ended March 31, 2018, and details regarding the awards outstanding and exercisable at March 31, 2018 (in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Awards outstanding, December 30, 2017	1,113	$—
Awarded	1,033	$—
Vested	(438)	$—
Forfeited	(299)	$—
Awards outstanding, March 31, 2018	1,409	$—	1.33	$2,890
Vested and expected to vest at March 31, 2018	1,360	$—	1.33	$2,788
During the thirteen weeks ended March 31, 2018, 307 RSU's that vested were time-based and 131 were performance-based. For the RSUs awarded, the number of shares issued on the date of vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For those employees who elect not to receive shares net of the minimum statutory withholding requirements, the appropriate taxes are paid directly by the employee. During the thirteen weeks ended March 31, 2018, we withheld 166 shares to satisfy $395 of employees' tax obligations. Although shares withheld are not issued, they are treated as a common stock repurchase in our consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting.

For the thirteen weeks ended March 31, 2018 and April 1, 2017, we recorded compensation expense of $1,003 and $1,113, respectively. As of March 31, 2018, there was unrecognized compensation expense of $6,685.

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

Note 5 – Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
Net income per share:
Numerator:
Income from continuing operations	$735	$816
Dividends on Series A Convertible Preferred Stock	40	59
Income from continuing operations available to common shares	$695	$757
Denominator:
Weighted-average common shares outstanding (basic)	34,821	34,510
Common equivalent shares from common stock options, restricted stock, preferred stock and warrants	3,245	5,721
Weighted-average common shares outstanding (diluted)	38,066	40,231
Basic net income from continuing operations per share	$0.02	$0.02
Diluted net income from continuing operations per share	$0.02	$0.02

The anti-dilutive securities, which are excluded from the calculation of diluted earnings per share due to their anti-dilutive effect are as follows (in thousands):

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
Common stock warrants	—	20
Performance stock units	743	700
Restricted stock units	525	6
Options to purchase common stock	5,438	2,588
Total	6,706	3,314

Note 6 – Income Taxes
The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2013-2017 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2014-2017 remain open.
For the thirteen weeks ended March 31, 2018 the effective tax rate for the Company's continuing operations was 37.6%. The effective tax rate for the thirteen weeks ended March 31, 2018 differed from the U.S. federal statutory rate primarily due to state income taxes and share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount.
For the thirteen weeks ended April 1, 2017, the effective tax rate for the Company's continuing operations was 3.2%. The effective tax rate for the thirteen weeks ended April 1, 2017 differed from the U.S. federal statutory rate primarily as a result of net operating losses previously subject to a full valuation allowance.

Note 7 – Commitments and Contingencies
Facilities Leases
Facility rent expense for the thirteen weeks ended March 31, 2018 and April 1, 2017 was $441 and $427 respectively.
Minimum lease commitments under non-cancellable operating leases as of March 31, 2018 were as follows (in thousands):

2018	$1,499
2019	1,016
2020	325
2021	—
Total	$2,840
Capital lease commitments as of March 31, 2018 were as follows (in thousands):

2018	$1,299
2019	1,301
2020	1,046
2021	960
2022	974
Thereafter	10,734
Total minimum payments required	16,314
Less amount representing interest	6,708
Present value of minimum capital lease payments	$9,606
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

Customs Issues. On April 2, 2018, the Company filed a complaint against the United States of America, the United States Department of Homeland Security (“DHS”), Secretary Kirstjen Nielsen, and Chief Frederick Eisler (collectively, the “Defendants”) in the United States Court of International Trade (the “Court”) (Case No. 1:18-cv-00068) seeking (i) relief from a single entry bonding requirement set by the United States Customs and Border Protection (“CBP”), an agency of DHS,  at a level equivalent to three times the commercial invoice value of each shipment (the “Bonding Requirement”), (ii) a declaration that the Bonding Requirement is unlawful, (iii) an injunction prohibiting additional delayed entry for all of the Company’s currently-held goods being denied entry into the United States by CBP and all of the Company’s future imports, and (iv) recovery of our attorneys’ fees incurred in connection with the action.   The genesis for the action is CBP’s wrongful seizure of aftermarket vehicle grilles and associated parts being imported by the Company (“Repair Grilles”) on the basis that the Repair Grilles allegedly bear counterfeit trademarks of the original automobile manufacturers (i.e., original-equipment manufacturers, or “OEMs”). Generally, these trademarks, as applied against the Company, purport to cover the shape of the grilles themselves, or the OEM’s logo or name.  However, the Repair Grilles are not counterfeit and do not cause a likelihood of confusion amongst purchasers or the relevant consuming public which are prerequisites for seizures under the pertinent provision of the Tariff Act being relied upon by CBP to seize the Repair Grilles.

On April 2, 2018, the Company also moved for entry of a temporary restraining order (“TRO”) preventing the Defendants from enforcing the Bonding Requirement.  On April 6, 2018, the Court granted the TRO with respect to the Bonding Requirement and ordered that (i) the Defendants may only impose a single entry bonding requirement at three times the shipment value proportional to the percentage of allegedly infringing goods contained in the shipments (which represent less than one percent of the Company’s overall revenue and product assortment); and (ii) the Defendants shall expeditiously process all of the Company’s shipping containers and immediately release to the Company all imports not implicated by CBP’s underlying trademark infringement allegations.  On April 12, 2018, the Court clarified the TRO ordering that the amount of the single entry bond shall be limited to three percent of the commercial invoice value of each shipment, and on April 19, 2018, the Court extended the TRO through May 9, 2018, at which time the parties are scheduled to appear for a preliminary injunction hearing on the matter.
Ordinary course litigation. The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of the date hereof, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flow of the Company. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations.
Note 8 – Product information
As described in Note 1 above, the Company’s products consist of collision parts serving the body repair market, engine parts to serve the replacement parts market, and performance parts and accessories. The following table summarizes the approximate distribution of the Company's revenue by product type.

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
Private Label
Collision	58%	54%
Engine	17%	17%
Performance	1%	1%

Branded
Collision	1%	1%
Engine	11%	10%
Performance	12%	17%

Total	100%	100%

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

The following table summarizes the results of discontinued operations:

Thirteen Weeks Ended
April 1, 2017
Net Sales	37
Loss from operations and disposal of discontinued AutoMD operations	(558)
Income tax provision (benefit)	1
Loss from discontinued operations	(559)

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
Overview
We are a leading online provider of aftermarket auto parts, including collision parts, engine parts, and performance parts and accessories. Our user-friendly websites provide customers with a broad selection of stock keeping units (“SKUs”), with detailed product descriptions and photographs. Our proprietary product database maps our SKUs to product applications based on vehicle makes, models and years. We principally sell our products to individual consumers through our network of websites and online marketplaces. Our flagship consumer websites are located at www.autopartswarehouse.com, www.carparts.com, and www.jcwhitney.com, and our corporate website is located at www.usautoparts.net.
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
Key Metrics: To understand revenue generation through our network of e-commerce websites and online marketplaces, we monitor several key business metrics, including the following:

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
Unique Visitors (millions) (1)	20.1	28.9
E-commerce Orders (thousands)	460	518
Online Marketplace Orders (thousands)	441	431
Total Online Orders (thousands)	901	949
E-commerce Average Order Value	$98	$104
Online Marketplace Average Order Value	$72	$67
Total Online Average Order Value	$85	$87
Revenue Capture (1)	88.2%	85.2%
Conversion (1)	2.3%	1.8%

(1) Excludes online marketplaces and media properties (e.g. AutoMD).

Unique Visitors: A unique visitor to a particular website represents a user with a distinct IP address that visits that particular website. We define the total number of unique visitors in a given month as the sum of unique visitors to each of our websites during that month. We measure unique visitors to understand the volume of traffic to our websites and to track the effectiveness of our online marketing efforts. The number of unique visitors has historically varied based on a number of factors, including our marketing activities and seasonality. Included in the unique visitors are mobile device based customers, who are becoming an increasing part of our business. Shifting consumer behavior and technology enhancements indicates that customers are becoming more inclined to purchase auto parts through their mobile devices. User sophistication and technological advances have increased consumer expectations around the user experience on mobile devices, including speed of response, functionality, product availability, security, and ease of use. We believe enhancements to online solutions specifically catering to mobile based shopping can result in an increase in the number of orders and revenues. We believe an increase in unique visitors to our websites will result in an increase in the number of orders. We seek to increase the number of unique visitors to our websites by attracting repeat customers and improving search engine marketing and other internet marketing activities. During the thirteen weeks ended March 31, 2018 our unique visitors decreased by 30.4% compared to the first quarter of 2017 due to a shift in traffic from e-commerce sites to online marketplaces.
Total Number of Orders: We monitor the total number of orders as an indicator of future revenue trends. Total orders decreased 5.1% in the first quarter of 2018 compared to the first quarter of 2017, with e-commerce and online marketplace orders decreasing by 11.2% and increasing by 2.3%, respectively. We believe total number of orders declined primarily due to lower traffic, partially offset by higher conversion on our e-commerce sites, and increased orders from our online marketplace channels.

Average Order Value: Average order value represents our net sales on a placed orders basis for a given period of time divided by the total number of orders recorded during the same period of time. Average order value decreased 2.3% for the first quarter of 2018 compared to the first quarter of 2017 primarily due to a mix shift towards more private label sales and a channel shift to online marketplaces. We seek to increase the average order value as a means of increasing net sales. Average order values vary depending upon a number of factors, including the components of our product offering, the order volume in certain online sales channels, macro-economic conditions, and online competition.
Revenue Capture: Revenue capture is the amount of actual dollars retained after taking into consideration returns, credit card declines and product fulfillment. During the first quarter of 2018 our revenue capture increased by 3.5% compared to the first quarter of 2017, primarily due to various initiatives aimed at reducing returns and fulfillment expense.
Conversion: Conversion is the number of orders as a rate of the total number of unique visitors. This rate indicates how well we convert a visitor to a customer sales order. During the first quarter of 2018 our conversion increased 27.9% compared to the first quarter of 2017 as a result of initiatives to improve the overall customer experience.
Executive Summary
For the first quarter of 2018, the Company's continuing operations generated net sales of $78,385, compared with $80,833 for the first quarter of 2017, representing a decrease of 3.0%. Our continued operations generated income before interest expense, net, income tax provision, depreciation and amortization expense, amortization of intangible assets, plus share-based compensation expense and restructuring costs (“Adjusted EBITDA”) of $4,135 in the first quarter of 2018 compared to $4,028 in the first quarter of 2017. Adjusted EBITDA, which is not a Generally Accepted Accounting Principle measure, is presented because such measure is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income, as an indicator of the Company’s operating performance, or as an alternative to cash flows, as a measure of the Company’s overall liquidity, as presented in the Company’s consolidated financial statements. Further, the Adjusted EBITDA measure shown may not be comparable to similarly titled measures used by other companies. Refer to the table presented below under "Non-GAAP measures" for additional information and a reconciliation of net income (loss) to Adjusted EBITDA.
Our first quarter 2018 net sales consisted of online sales, representing 88.9% of the total (compared to 90.7% in the first quarter of 2017), and offline sales, representing 11.1% of the total (compared to 9.3% in the first quarter of 2017). The net sales decrease was due to a decrease in online sales of $3,561, or 4.9%, partially offset by an increase in offline sales of $1,112 or 14.7%. The offline sales channel increased primarily due to increased Kool-Vue® sales. Our online sales channels decrease is primarily the result of a $6,161, or 13.4%, decrease in our e-commerce sales channel partially offset by a $2,845 or 10.8%, increase in our online marketplaces.

Like most e-commerce retailers, our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. Historically, marketing through search engines provided the most efficient opportunity to reach millions of on-line auto part buyers. We are included in search results through paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our websites. Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. We have had a history of success with our search engine marketing techniques, which gave our different websites preferred positions in search results. Search engines, like Google, revise their algorithms from time to time in an attempt to optimize their search results. During the last few years, Google has changed its search results ranking algorithm. In some cases our unique visitor count, and therefore our financial results, were negatively impacted by these changes. We continue to address the ongoing changes to the Google methodology and continue to invest in paid advertising channels, but during the first quarter of 2018, our unique visitor count decreased by 8.8 million, or 30.4%, to 20.1 million unique visitors compared to 28.9 million unique visitors in the first quarter of 2017 primarily due to a shift in traffic from our e-commerce sites to our online marketplaces. As in the past we expect Google will continue to make changes in their search engine algorithms to improve their user experience. As we are significantly dependent upon search engines for our website traffic, if we are unable to attract unique visitors, our business and results of operations will be harmed.
Total orders and average order value decreased for the first quarter of 2018 compared to the first quarter of 2017. Total expenses, which primarily consisted of cost of sales and operating costs, also decreased during the first quarter of 2018 compared to the same period in 2017. Components of our cost of sales and operating costs are described in further detail under — “Results of Operations” below.

We made positive strides towards achieving our strategic goals during fiscal year 2017 and during the first quarter of fiscal year 2018. We continue to pursue strategies to support our positive sales growth and improve gross profit while reducing operating costs as percent of sales:

•
We believe we can return to positive e-commerce growth by continuing to focus on making the auto parts purchasing process as easy and seamless as possible. We plan to continue to provide unique catalog content and provide better content on our websites with the goal of improving our ranking on the search results.

•
We continue to work to improve the website purchase experience for our customers by (1) helping our customers find the parts they want to buy by reducing failed searches and increasing user purchase confidence; (2) implementing guided navigation and custom buying experiences specific to strategic part names; (3) increasing order size across our sites through improved recommendation engines; (4) improving our site speed; and (5) creating a frictionless checkout experience for our customers. In addition, we intend to continue to improve our mobile enabled websites to take advantage of shifting consumer behaviors. These efforts are intended to increase the conversion rate of our visitors to customers, the total number of orders and average order value, and the number of repeat purchases, as well as contribute to our revenue growth.

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

The table below reconciles net income from continuing operations to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
Income from continuing operations	$735	$816
Depreciation & amortization	1,504	1,633
Amortization of intangible assets	47	112
Interest expense, net	431	376
Taxes	442	27
EBITDA	$3,159	$2,964
Stock comp expense	$976	$1,064
Adjusted EBITDA	$4,135	$4,028

Results of Continuing Operations
The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
Net sales	100.0%	100.0%
Cost of sales	70.1	70.6
Gross profit	29.9	29.4
Operating expenses:
Marketing	12.7	12.8
General and administrative	6.2	5.9
Fulfillment	7.5	7.5
Technology	1.4	1.6
Amortization of intangible assets	0.1	0.1
Total operating expenses	27.9	27.9
Income from operations	2.0	1.5
Other income (expense):
Other income, net	—	—
Interest expense	(0.6)	(0.5)
Total other expense, net	(0.6)	(0.5)
Income from continuing operations before income taxes	1.4	1.0
Income tax provision	0.6	—
Income from continuing operations	0.8%	1.0%
Thirteen Weeks Ended March 31, 2018 Compared to the Thirteen Weeks Ended April 1, 2017
Net Sales and Gross Margin

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
	(in thousands)
Net sales	$78,385	$80,833
Cost of sales	54,926	57,046
Gross profit	$23,459	$23,787
Gross margin	29.9%	29.4%
Net sales decreased $2,448, or 3.0%, for the first quarter of 2018 compared to the first quarter of 2017. Our net sales consisted of online sales, representing 88.9% of the total for the first quarter of 2018 (compared to 90.7% in the first quarter of 2017), and offline sales, representing 11.1% of the total for the first quarter of 2018 (compared to 9.3% in the first quarter of 2017). The net sales decrease was driven by a decrease of $3,561, or 4.9%, in online sales, partially offset by an increase of $1,112 or 14.7% in offline sales. Online sales decreased compared to the first quarter of 2017 primarily due to declines in the number of total orders as well as average order value, which resulted from a mix shift towards more private label sales and a channel shift to online marketplaces. Offline sales increased primarily due to increases in sales of our Kool-Vue® product and sales to our wholesale customers.
Gross profit decreased $328 or 1.4%, compared to the first quarter of 2017. Gross margin rate increased 0.5% to 29.9% in the first quarter of 2018 compared to 29.4% in the first quarter of 2017. Gross margin rate increased for the first quarter primarily due to a favorable mix shift towards private label products, as well as optimized pricing strategies.

Marketing Expense

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
	(in thousands)
Marketing expense	$9,982	$10,314
Percent of net sales	12.7%	12.8%
Total marketing expense decreased $332, or 3.2%, for the first quarter of 2018 compared to the first quarter of 2017. Online advertising expense was $5,625, or 8.1%, of online sales compared to $5,677, or 7.7%, of online sales for the prior year period. Online advertising expense decreased in the first quarter of 2018 primarily due to the elimination of our catalog advertising program. Marketing expense, excluding online advertising, was $4,357, or 5.6%, of net sales compared to $4,613, or 5.7%, of net sales for the same period last year. The decrease was primarily due to a decrease in labor costs. As a percent of net sales, total marketing expense during the first quarter of 2018 decreased slightly compared to the first quarter of 2017.

General and Administrative Expense

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
	(in thousands)
General and administrative expense	$4,885	$4,801
Percent of net sales	6.2%	5.9%
General and administrative expense increased $84, or 1.7%, for the first quarter of 2018 compared to the first quarter of 2017 primarily due to increased overhead costs. General and administrative expense increased as a percentage of net sales compared to 2017.
Fulfillment Expense

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
	(in thousands)
Fulfillment expense	$5,848	$6,082
Percent of net sales	7.5%	7.5%
Fulfillment expense decreased $234, or 3.8%, for the first quarter of 2018 compared to the first quarter of 2017, primarily due to a decrease in depreciation and amortization. Fulfillment expense remained constant as a percentage of net sales.
Technology Expense

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
	(in thousands)
Technology expense	$1,088	$1,273
Percent of net sales	1.4%	1.6%
Technology expense decreased $185, or 14.5%, for the first quarter of 2018 compared to the first quarter of 2017, primarily due to decreased labor and overhead.

Total Other Expense, Net

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
	(in thousands)
Other expense, net	$(432)	$(362)
Percent of net sales	(0.6)%	(0.5)%
Total other expense, net increased $70, or 19.3%, for the first quarter of 2018 compared to the first quarter of 2017 primarily due to increased costs due to a higher balance under our outstanding letters of credit.
Income Tax Provision

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
	(in thousands)
Income tax provision	$442	$27
Percent of net sales	0.6%	—%
For the thirteen weeks ended March 31, 2018, the effective tax rate for the Company's continuing operations was 38%. The effective tax rate for the thirteen weeks ended March 31, 2018 differed from the U.S. federal statutory rate primarily due to state income taxes and share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount.
The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the thirteen weeks ended March 31, 2018, there was no material change from fiscal year ended 2017 in the amount of the Company's deferred tax assets that are more likely than not to be realized in future years.
For the thirteen weeks ended April 1, 2017, the effective tax rate for the Company's continuing operations was 3.2%. The effective tax rate for the thirteen weeks ended April 1, 2017 differed from the U.S. federal statutory rate primarily as a result of net operating losses previously subject to a full valuation allowance.

Foreign Currency
The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations. See additional information in “Foreign Currency Risk” below in Item 3.

Liquidity and Capital Resources
Sources of Liquidity
During the thirteen weeks ended March 31, 2018 and April 1, 2017, we primarily funded our continuing operations with cash and cash equivalents generated from operations as well as through borrowing under our credit facility. We had cash and cash equivalents of $9,222 as of March 31, 2018, representing a $6,372 increase from $2,850 of cash as of December 30, 2017. The cash increase was primarily due to cash and cash equivalents generated from operations and an increase in the utilization of letters of credit to satisfy certain vendor obligations. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our credit facility will be sufficient to finance our operations through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).
As of March 31, 2018, our credit facility provided for a revolving commitment of up to $30,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment (see “Debt and Available Borrowing Resources” below).

Working Capital
As of March 31, 2018 and December 30, 2017, our working capital was $15,313 and $13,634, respectively. Our revolving loan does not require principal payments, however it is classified as current due to certain U.S. GAAP requirements (see “Debt and Available Borrowing Resources” below for further details). The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows
The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the thirteen weeks ended March 31, 2018 and April 1, 2017 (in thousands):

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
Net cash provided by operating activities	$8,560	$7,558
Net cash used in investing activities	(1,490)	(1,223)
Net cash used in financing activities	(680)	(5,768)
Effect of exchange rate changes on cash	(18)	(12)
Net change in cash and cash equivalents	$6,372	$555
Operating Activities
Cash provided by operating activities is primarily comprised of net income (loss), adjusted for non-cash activities such as depreciation and amortization expense, amortization of intangible assets and share-based compensation expense. These non-cash adjustments represent charges reflected in net income and, therefore, to the extent that non-cash items increase or decrease our operating results, there will be no corresponding impact on our cash flows. Net income adjusted for non-cash adjustments to operating activities was $3,682 for the thirteen weeks ended March 31, 2018 (adjusted for non-cash charges primarily related to depreciation and amortization expense of $1,504 and share based compensation of $976), compared to net income adjusted for non-cash adjustments to operating activities of $3,107 for the thirteen weeks ended April 1, 2017 (adjusted for non-cash charges primarily consisting of depreciation and amortization expense of $1,633 and shared based compensation of $1,089). After excluding the effects of the non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities.

•
Accounts receivable increased to $3,357 at March 31, 2018 from $2,470 at December 30, 2017, resulting in a increase in operating assets and reflecting a cash outflow of $887 for the thirteen weeks ended March 31, 2018. Accounts receivable increased primarily due to timing of payments at the end of the quarter. For the thirteen weeks ended April 1, 2017, cash inflow related to the change in accounts receivable was $105.

•
Inventory increased to $58,120 at March 31, 2018 from $54,231 at December 30, 2017, resulting in an increase in operating assets and reflecting a cash outflow of $3,889 for the thirteen weeks ended March 31, 2018. For the thirteen weeks ended April 1, 2017, cash outflow related to the change in inventory was $6,282.

•
Accounts payable and accrued expenses increased to $53,606 at March 31, 2018 compared to $43,362 at December 30, 2017, resulting in an increase in operating liabilities and reflecting a cash inflow of $10,339 for the thirteen weeks ended March 31, 2018. Accounts payable and accrued expenses increased primarily due to the increase in accounts payable of $6,692. Accounts payable and accrued expenses fluctuates from period-to-period due to the amount of our revenues and the related purchases and the timing of our payments. For the thirteen weeks ended April 1, 2017, cash inflow related to the change in accounts payable and accrued expenses was $10,662.

Investing Activities
For the thirteen weeks ended March 31, 2018 and April 1, 2017, net cash used in investing activities was primarily the result of increases in property and equipment ($1,490 and $1,262, respectively), which are mainly related to capitalized website and software development costs.
Financing Activities

For the thirteen weeks ended March 31, 2018, net cash used in financing activities was primarily due to payments made on our revolving loan payable. For the thirteen weeks ended April 1, 2017, net cash used in financing activities was primarily due to payments made on our revolving loan payable and the minority shareholder redemption.
Debt and Available Borrowing Resources
Total debt was $9,606 as of March 31, 2018, compared to $9,752 as of December 30, 2017. The decrease was primarily due to a reduction in capital leases payable.
The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. At March 31, 2018, we did not have an outstanding revolving loan balance. The guaranteed total letters of credit balance at March 31, 2018 was $17,064, of which $12,261 was utilized and included in accounts payable in our consolidated balance sheet. We use letters of credit in the ordinary course of business to satisfy certain vendor obligations. The customary events of default under the Credit Facility (discussed below) include certain subjective acceleration clauses. Management has determined the likelihood of an acceleration is more than remote, considering the recurring losses experienced by the Company. As a result, any outstanding borrowings under the Credit Facility would be classified as a current liability.
Loans drawn under the Credit Agreement bear interest, at the Company’s option, at a per annum rate equal to either (a) one month LIBOR plus an applicable margin of 1.75%, or (b) an “alternate prime base rate” subject to an increase or reduction by up to 0.25% based on the Company's fixed charge coverage ratio. At March 31, 2018, the Company’s LIBOR based interest rate was 3.44% (on $0 principal) and the Company’s prime based rate was 5.00% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Agreement bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three business days (on a cumulative basis), and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with the trigger subject to adjustment based on the Company's revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $2,400 the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. The Company's excess availability was $10,324 at March 31, 2018. The credit facility matures on April 26, 2020.

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

Contractual Obligations
The following table sets forth our contractual cash obligations and commercial commitments as of March 31, 2018:

	Payment Due By Period (in thousands)
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$2,840	$1,499	$1,341	$—	$—
Capital lease obligations (2)	16,314	1,299	2,347	1,934	10,734

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
There were no significant changes to our critical accounting policies during the thirteen weeks ended March 31, 2018. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations (for further detail refer to our Annual Report on Form 10-K that we filed with the SEC on March 14, 2018):

•	Revenue Recognition;

•	Inventory;

•	Website and Software Development Costs;

•	Income Taxes; and

•	Share-Based Compensation.
Recent Accounting Pronouncements
See “Note 1 – Summary of Significant Accounting Policies and Nature of Operations – Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements (Unaudited), included above in Part I, Item 1 of this report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial commodity market prices and rates. We are exposed to market risk primarily in the area of changes in U.S. interest rates and conditions in the credit markets. We also have some exposure related to foreign currency fluctuations. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We do not have any derivative financial instruments as of March 31, 2018. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities and mutual funds that hold debt securities.
Interest Rate Risk. Our investment securities generally consist of mutual funds. As of March 31, 2018, our investments were comprised of $10 of investments in mutual funds that primarily hold debt securities.
As of March 31, 2018, we had a balance of $0 outstanding under a revolving loan under our credit facility. The interest rate on this loan is computed based on a LIBOR and Prime loan rate, adjusted by features specified in our loan agreement. At our debt level as of March 31, 2018, a 100 basis point increase in interest rates would not materially affect our earnings and cash flows. If, however, we are unable to meet the covenants in our loan agreement, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate. There can be no assurance that any renegotiated terms of credit would not materially impact our earnings. At March 31, 2018, our LIBOR based interest rate was 3.44% per annum (on $0 principal) and our Prime based rate was 5.00% per annum (on $0 principal). Refer to additional discussion in Item 2, under the caption “Liquidity and Capital Resources – Debt and Available Borrowing Resources” and in “Note 3 – Borrowings” of the Notes to Consolidated Financial Statements (Unaudited), included in Part I, Item 1 of this report.
Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. dollar weakens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. dollar strengthens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos, and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, a fluctuation of 10% in the Peso/U.S. dollar exchange rate would have approximately a $218 impact on our Philippine operating expenses for the thirteen weeks ended March 31, 2018. During fiscal year 2014, we hedged a portion of our forecasted foreign currency exposure associated with operating expenses incurred in the Philippines. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. As of December 30, 2017 and March 31, 2018, we had no hedges in place. We are evaluating our options on how to manage this risk and considering various methods to mitigate such risk. Our Canadian website sales are denominated in Canadian dollars; however, fluctuations in exchange rates from these operations are only expected to have a nominal impact on our operating results due to the relatively small number of sales generated in Canada. We believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.
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
ITEM 1A. Risk Factors
Our business is subject to a number of risks which are discussed below. Other risks are presented elsewhere in this report and in our other filings with the SEC. We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in the Annual Report on Form 10-K that we filed with the SEC on March 14, 2018. You should consider carefully the following risks in addition to the other information contained in this report and our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K, and any amendments thereto, before deciding to buy, sell or hold our common stock. If any of the following known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.
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
Our agreements with our marketing providers generally have terms of one year or less. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers would be harmed. In addition, many of the parties with whom we have online-advertising arrangements could provide advertising services to other companies, including retailers with whom we compete. As competition for online advertising has increased, the cost for these services has also increased. A significant increase in the cost of the marketing vehicles upon which we rely could adversely impact our ability to attract customers in a cost-effective manner and harm our business and results of operations. Further, we use promotions as a way to drive sales, these promotional activities may not drive sales and may adversely affect our gross margins.
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
* Shifting online consumer behavior of purchasers of aftermarket auto parts could adversely impact our financial results and the growth of our business.
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
In addition, shifting consumer behavior indicates that customers may be more inclined to shop for aftermarket auto parts through marketplace websites such as Amazon and eBay as opposed to purchasing parts through e-commerce channels.  For example, during the first quarter of 2018, the online marketplaces sales grew from 32.7% of total sales to 37.3% of total sales over the prior year.  Any mix shift in sales to marketplace channels could result in lower gross margins, and as a result, our business and financial results may suffer.
* During the first quarter of fiscal 2018 we recorded net income, but we have a history of net losses and there can be no assurance that net income will continue for the remainder of fiscal year 2018.
During the first quarter of fiscal 2018 we recorded net income of $735, compared to a net income of $257 for the first quarter of fiscal 2017. While we achieved net income, if our historical net losses were to return, they could severely impact our liquidity, as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. In such case, there can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If our historical net losses were to return, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.
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
While we did not have any outstanding revolver debt under our Credit Agreement as of the end of the first quarter of 2018, we may have outstanding revolver debt in the future. Any outstanding indebtedness would have important consequences, including the following:

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
* We are highly dependent upon key suppliers.
Our top ten suppliers represented approximately 46% of our total product purchases during the thirteen weeks ended March 31, 2018. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.
For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For the thirteen weeks ended March 31, 2018, our product purchases from three drop-ship suppliers represented approximately 10% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.
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
For example, during the first quarter of 2018, the United States Customs and Border Protection (“CBP”) imposed an enhanced bonding requirement on the Company at a level equivalent to three times the commercial invoice value of each shipment.  While the Company has been granted a temporary restraining order reducing the bonding requirement to three percent of the shipment value, the Company may not be successful in removing the bonding requirement on a more permanent basis, or even if the Company were to receive a permanent injunction, CBP may refuse to obey the court order or may impose other requirements on the Company which would make it more difficult or more expensive for the Company to import products.  If we were unable to import products from China and Taiwan or were unable to import products from China and Taiwan in a cost-effective manner, we would suffer irreparable harm to our business and be required to significantly curtail our operations, file for bankruptcy or cease operations.
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
Security threats to our IT infrastructure could expose us to liability, and damage our reputation and business
It is essential to our business strategy that our technology and network infrastructure remain secure and is perceived by our customers to be secure. Despite security measures, however, any network infrastructure may be vulnerable to cyber-attacks by hackers and other security threats. As a leading online source for automotive aftermarket parts, we may face cyber-attacks that attempt to penetrate our network security, including our data centers, to sabotage or otherwise disable our network of websites and online marketplaces, misappropriate our or our customers’ proprietary information, which may include personally identifiable information, or cause interruptions of our internal systems and services. If successful, any of these attacks could negatively affect our reputation, damage our network infrastructure and our ability to sell our products, harm our relationship with customers that are affected and expose us to financial liability.
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
The auto parts industry is competitive and highly fragmented, with products distributed through multi-tiered and overlapping channels. We compete with both online and offline retailers who offer original equipment manufacturer (“OEM”) and aftermarket auto parts to either the DIY or do-it-for-me customer segments. Current or potential competitors include the following:

•	national auto parts retailers such as Advance Auto Parts, AutoZone, Napa Auto Parts, CarQuest, O’Reilly Automotive and Pep Boys;

•	large online marketplaces such as Amazon.com and eBay;

•	other online retailers of automotive products websites;

•	local independent retailers or niche auto parts online retailers;

•	wholesale aftermarket auto parts distributors such as LKQ Corporation; and

•	manufacturers, brand suppliers and other distributors selling online directly to customers.
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
* Challenges by OEMs to the validity of the aftermarket auto parts industry and claims of intellectual property infringement could adversely affect our business and the viability of the aftermarket auto parts industry.
OEMs have attempted to use claims of intellectual property infringement against manufacturers and distributors of aftermarket products to restrict or eliminate the sale of aftermarket products that are the subject of the claims. The OEMs have brought such claims in federal court and with the United States International Trade Commission. We have received in the past, and we anticipate we may in the future receive, communications alleging that certain products we sell infringe the patents, copyrights, trademarks and trade names or other intellectual property rights of OEMs or other third parties. For instance, after approximately three and a half years of litigation and related costs and expenses, on April 16, 2009, we entered into a settlement agreement with Ford Motor Company and Ford Global Technologies, LLC that ended the two legal actions that were initiated by Ford against us related to claims of patent infringement. The United States Patent and Trademark Office records indicate that OEMs are seeking and obtaining more design patents and trademarks then they have in the past. During the past year, for example, the CBP has alleged that certain repair grilles and other associated parts imported by the Company are counterfeit and infringe on trademarks registered by OEMs.  While the Company does not believe the trademarks are enforceable against it and, while the allegedly infringing goods represent less than one percent of the Company’s overall revenue, to the extent that the OEMs are successful in enforcing these trademarks, or are successful in obtaining and enforcing other intellectual property rights, we could be restricted or prohibited from selling certain aftermarket products which could have an adverse effect on our business. Infringement claims could also result in increased costs of doing business arising from new importing requirements, increased legal expenses, adverse judgments or settlements or changes to our business practices required to settle such claims or satisfy any judgments. Litigation or regulatory enforcement could result in interpretations of the law that require us to change our business practices or otherwise increase our costs and harm our business. We may not maintain sufficient insurance coverage to cover the types of claims that could be asserted. If a successful claim were brought against us, it could expose us to significant liability.
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
Since the completion of our initial public offering in February 2007 through March 31, 2018, the trading price of our common stock has been volatile, ranging from a high of $12.61 per share to a low per share of $0.91. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

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

Our common stock may be delisted from the NASDAQ Global Market ("NASDAQ") if we are unable to maintain compliance with Nasdaq’s continued listing standards.
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
While management has concluded that our internal controls over financial reporting were effective as of March 31, 2018, we have in the past, and could in the future, have a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.
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
We purchase a substantial portion of our products from foreign manufacturers and other suppliers who source products internationally. Restrictions on shipping goods into the United States from other countries pose a substantial risk to our business. Particularly since the terrorist attacks on September 11, 2001, the United States government has substantially increased border surveillance and controls. In addition, President Trump has indicated he supports the implementation of tariffs on goods exported from overseas and it is possible he will introduce legislation supporting his position with respect to the importing of auto parts. If the United States were to impose further border controls and restrictions, impose quotas, tariffs or import duties, increase the documentation requirements applicable to cross border shipments or take other actions that have the effect of restricting the flow of our goods from other countries to the United States, we may have greater difficulty acquiring our inventory in a timely manner, experience shipping delays, or incur increased costs and expenses, all of which would substantially harm our business and results of operations.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Dec 31 - Jan 27, 2018	113,091	$2.52	—	—
Jan 28 - Feb 24, 2018	—	$—	—	—
Feb 25 - March 31, 2018	53,299	$2.07	—	—

(1) Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of restricted stock units granted pursuant to approved plans.

ITEM 3.    Defaults Upon Senior Securities
None.

ITEM 4.    Mine Safety Disclosures
Not applicable.

ITEM 5.    Other Information

On May 8, 2018, the Board of Directors of the Company set July 9, 2018 as the date for the Company’s 2018 Annual Meeting of Stockholders (the “Annual Meeting”).

The date of the Annual Meeting is changing by more than 30 days from the anniversary date of the Company’s 2017 Annual Meeting of Stockholders, and therefore the Company is providing this information in accordance with Rule 14a−5(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Because the date of the Annual Meeting is being delayed by more than 30 days from the anniversary date of the Company’s 2017 Annual Meeting of Stockholders, the Company believes that February 9, 2018, which is 120 days prior to the time before it expects to begin to print and send proxy materials for the Annual Meeting, is a reasonable time before it expects to begin to print and send proxy materials for the Annual Meeting.  Therefore, any stockholder proposal intended to be considered for inclusion in the Company’s proxy materials for the Annual Meeting pursuant to Rule 14a-8 under the Exchange Act, must have been received by the Company’s Secretary on or before the close of business on February 9, 2018.

Pursuant to the Company’s Amended and Restated Bylaws, a stockholder who wishes to make a proposal at the Annual Meeting without including the proposal in the Company’s proxy materials for the Annual Meeting must have notified the Company no later than the close of business on March 12, 2018, which is the date disclosed by the Company in our proxy statement for the 2017 Annual Meeting of Stockholders.  The Company’s Amended and Restated Bylaws specify certain requirements regarding the form and content of such a notice.

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

Date:	May 8, 2018	U.S. AUTO PARTS NETWORK, INC.

		By:	/s/ Aaron Coleman
Aaron Coleman
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Neil T. Watanabe
Neil T. Watanabe
Chief Financial Officer
(Principal Financial Accounting Officer)