Form 10-Q
period 2018-09-29
U.S. Auto Parts Network, Inc.
filed 2018-10-31
CIK 1378950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
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

As of October 26, 2018, the registrant had 34,986,782 shares of common stock outstanding, $0.001 par value.

U.S. AUTO PARTS NETWORK, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2018
TABLE OF CONTENTS

		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	4
	Consolidated Balance Sheets (Unaudited) at September 29, 2018 and December 30, 2017	4
	Consolidated Statements of Operations and Comprehensive Operations (Unaudited) for the Thirteen and Thirty-nine Weeks Ended September 29, 2018 and September 30, 2017	5
	Consolidated Statements of Cash Flows (Unaudited) for the Thirteen and Thirty-nine Weeks Ended September 29, 2018 and September 30, 2017	6
	Notes to Consolidated Financial Statements (Unaudited)	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	27
ITEM 4.	Controls and Procedures	27

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	29
ITEM 1A.	Risk Factors	29
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
ITEM 3.	Defaults Upon Senior Securities	42
ITEM 4.	Mine Safety Disclosures	42
ITEM 5.	Other Information	42
ITEM 6.	Exhibits	43
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
U.S. Auto Parts®, U.S. Auto Parts Network™, Kool-Vue®, JC Whitney®, Carparts.com®, and Evan Fischer®, amongst others, are our United States trademarks. All other trademarks and trade names appearing in this report are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
The statements included in this report, other than statements or characterizations of historical or current fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. Any forward-looking statements included herein are based on management’s beliefs and assumptions and on information currently available to management. We have attempted to identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would”, “will likely continue,” “will likely result” and variations of these words or similar expressions. These forward-looking statements include, but are not limited to, statements regarding future events, our future operating and financial results, financial expectations, expected growth and strategies, current business indicators, our succession plan for our Chief Executive Officer, capital needs, financing plans, capital deployment, liquidity, contracts, litigation including our litigation with U.S. customs, the anticipated impact of the issues we are experiencing with U.S. customs including the related trademark issues, product offerings, customers and suppliers, acquisitions, competition and the status of our facilities. Forward-looking statements, no matter where they occur in this document or in other statements attributable to the Company involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Part II, Item 1A of this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements
U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, In Thousands, Except Par Value and Per Share Liquidation Value)

	September 29, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$8,300	$2,850
Short-term investments	5	9
Accounts receivable, net	3,032	2,470
Inventory	53,362	54,231
Other current assets	4,200	2,972
Total current assets	68,899	62,532
Deferred income taxes	20,462	21,476
Property and equipment, net	14,930	15,085
Intangible assets, net	511	651
Other non-current assets	1,567	954
Total assets	$106,369	$100,698
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,098	$35,999
Accrued expenses	13,646	7,363
Current portion of capital leases payable	591	579
Customer deposits	463	2,500
Other current liabilities	2,914	2,457
Total current liabilities	52,712	48,898
Capital leases payable, net of current portion	8,715	9,173
Other non-current liabilities	2,385	2,266
Total liabilities	63,812	60,337
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; $1.45 per share liquidation value or aggregate of $6,017; 4,150 shares authorized; 2,771 shares issued and outstanding at both September 29, 2018 and December 30, 2017	3	3
Common stock, $0.001 par value; 100,000 shares authorized; 34,984 and 34,666 shares issued and outstanding at September 29, 2018 and December 30, 2017 (of which 2,525 are treasury stock)	37	37
Treasury stock	(7,146)	(7,146)
Additional paid-in capital	181,225	179,906
Accumulated other comprehensive income	612	557
Accumulated deficit	(132,174)	(132,996)
Total stockholders’ equity	42,557	40,361
Total liabilities and stockholders’ equity	$106,369	$100,698
See accompanying notes to consolidated financial statements (unaudited).

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales	$69,463	$73,807	$224,821	$234,848
Cost of sales (1)	50,418	51,930	160,832	165,940
Gross profit	19,045	21,877	63,989	68,908
Operating expenses:
Marketing	9,212	9,476	29,012	30,038
General and administrative	4,297	4,275	13,923	13,386
Fulfillment	5,034	5,584	16,276	17,595
Technology	1,035	1,163	3,121	3,572
Amortization of intangible assets	46	47	140	271
Total operating expenses	19,624	20,545	62,472	64,862
Income (loss) from operations	(579)	1,332	1,517	4,046
Other income (expense):
Other, net	1,402	15	1,396	50
Interest expense	(364)	(400)	(1,218)	(1,247)
Total other income (expense), net	1,038	(385)	178	(1,197)
Income from continuing operations before income taxes	459	947	1,695	2,849
Income tax provision	21	28	1,007	(25,804)
Income from continuing operations	438	919	688	28,653
Discontinued operations (2)
Loss from operations and disposal of discontinued AutoMD operations	—	—	—	(558)
Income tax provision	—	—	—	1
Loss on discontinued operations	—	—	—	(559)
Net income	438	919	688	28,094
Other comprehensive income:
Foreign currency translation adjustments	9	9	51	6
Total other comprehensive income	9	9	51	6
Comprehensive income	$447	$928	$739	$28,100
Income from continuing operations per share:
Basic income from continuing operations per share	$0.01	$0.02	$0.02	$0.81
Diluted income from continuing operations per share	$0.01	$0.02	$0.02	$0.72
Weighted average common shares outstanding:
Shares used in computation of basic income from continuing operations per share	34,983	35,856	34,925	35,233
Shares used in computation of diluted income from continuing operations per share	35,201	39,485	35,279	39,858

(1)	Excludes depreciation and amortization expense which is included in marketing, general and administrative and fulfillment expense.

(2)	During March 2017, AutoMD filed for dissolution and the AutoMD operating segment has been classified as discontinued operations.
See accompanying notes to consolidated financial statements (unaudited).

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In Thousands)

	Thirty-Nine Weeks Ended
	September 29, 2018	September 30, 2017
Operating activities
Net income	$688	$28,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,412	4,890
Amortization of intangible assets	140	271
Deferred income taxes	925	(25,881)
Share-based compensation expense	1,704	2,198
Stock awards issued for non-employee director service	11	7
Amortization of deferred financing costs	3	31
Gain (loss) from disposition of assets	1	(8)
Changes in operating assets and liabilities:
Accounts receivable	(562)	336
Inventory	869	(2,815)
Other current assets	(1,833)	(361)
Other non-current assets	(24)	218
Accounts payable and accrued expenses	5,492	4,947
Other current liabilities	(1,197)	(121)
Other non-current liabilities	274	268
Net cash provided by operating activities	10,903	12,074
Investing activities
Additions to property and equipment	(4,328)	(3,672)
Proceeds from sale of property and equipment	1	39
Net cash used in investing activities	(4,327)	(3,633)
Financing activities
Borrowings from revolving loan payable	3,246	3,750
Payments made on revolving loan payable	(3,246)	(3,750)
Proceeds from stock options	—	258
Minority shareholder redemption	—	(2,485)
Payments on capital leases	(445)	(418)
Treasury stock repurchase	—	(3,823)
Statutory tax withholding payment for share-based compensation	(430)	(1,644)
Payment of liabilities related to financing activities	(100)	(100)
Preferred stock dividends paid	(120)	(169)
Net cash used in financing activities	(1,095)	(8,381)
Effect of exchange rate changes on cash	(31)	(30)
Net change in cash and cash equivalents	5,450	30
Cash and cash equivalents, beginning of period	2,850	6,643
Cash and cash equivalents, end of period	$8,300	$6,673
Supplemental disclosure of non-cash investing and financing activities:
Accrued asset purchases	$744	$662
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$63	$62
Cash paid during the period for interest	$1,229	$1,158
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
Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of September 29, 2018 and the consolidated results of operations and cash flows for the thirteen and thirty-nine weeks ended September 29, 2018 and September 30, 2017. The Company’s results for the interim periods are not necessarily indicative of the results that may be expected for any other interim period, or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 30, 2017, which was filed with the SEC on March 14, 2018 and all our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2017 fiscal year, and throughout the date of this report.
During the thirteen and thirty-nine weeks ended September 29, 2018, the Company had a net income of $438 and net income of $688, respectively, compared to net income of $919 and $28,094 during the thirteen and thirty-nine weeks ended September 30, 2017, respectively. Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months.
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

Note 2 –Intangible Assets, Net
Intangible assets consisted of the following at September 29, 2018 and December 30, 2017 (in thousands):

		September 29, 2018			December 30, 2017
	Useful Life	Gross Carrying Amount	Accumulated Amort. and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amort. and Impairment	Net Carrying Amount
Intangible assets subject to amortization:
Product design intellectual property	4 years	$2,750	$(2,750)	$—	$2,750	$(2,750)	$—
Patent license agreements	3 - 5 years	462	(426)	$36	462	(360)	$102
Domain and trade names	10 years	1,407	(932)	$475	1,407	(858)	$549
Total		$4,619	$(4,108)	$511	$4,619	$(3,968)	$651

Intangible assets subject to amortization are amortized on a straight-line basis. Amortization expense relating to intangible assets held for continuing operations was $46 and $140 for the thirteen and thirty-nine weeks ended September 29, 2018, respectively, compared to $47 and $271 for the same periods in 2017.
The following table summarizes the future estimated annual amortization expense for these assets:

2018	$121
2019	100
2020	100
2021	100
2022	43
Thereafter	47
Total	$511
Note 3 – Borrowings
The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory, and property and equipment. At September 29, 2018, our outstanding revolving loan balance was $0. The guaranteed total letters of credit balance at September 29, 2018 was $15,246, of which $11,102 was utilized and included in accounts payable in our consolidated balance sheet.
Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.50%, or (b) an “alternate prime base rate” subject to an increase or reduction by up to 0.25% per annum based on the Company's fixed charge coverage ratio. At September 29, 2018, the Company’s LIBOR based interest rate was 3.75% (on $0 principal) and the Company’s prime based rate was 5.25% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the credit agreement with JP Morgan Chase Bank (the "Credit Agreement"), cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three business days (on a cumulative basis) and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with such trigger subject to adjustment based on the Company's revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $2,400, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 (with the trigger subject to adjustment based on the Company's revolving commitment). The Company's excess availability was $10,093 at September 29, 2018. As of the date hereof, the cash dominion period has not been in effect; accordingly, no principal payments are due. The Credit Agreement requires us to obtain a prior written consent from JPMorgan Chase Bank when we determine to pay any dividends on or make any distribution with respect to our common stock. The credit facility matures on April 26, 2020.
Note 4 – Stockholders’ Equity and Share-Based Compensation
Options and Restricted Stock Units
The Company had the following common stock option activity during the thirty-nine weeks ended September 29, 2018:
•Granted options to purchase 554 common shares.
•Exercise of 0 options to purchase common shares.
•Forfeiture of 137 option to purchase common shares.
•Expiration of 697 options to purchase common shares.

The following table summarizes the Company’s restricted stock unit ("RSU") activity for the thirty-nine weeks ended September 29, 2018, and details regarding the awards outstanding and exercisable at September 29, 2018 (in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Awards outstanding, December 30, 2017	1,113	$—
Awarded	1,212	$—
Vested	(497)	$—
Forfeited	(351)	$—
Awards outstanding, September 29, 2018	1,477	$—	0.84	$2,290
Vested and expected to vest at September 29, 2018	1,477	$—	0.84	$2,290
During the thirty-nine weeks ended September 29, 2018, 366 RSU's that vested were time-based and 131 were performance-based. For the RSUs awarded, the number of shares issued on the date of vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For those employees who elect not to receive shares net of the minimum statutory withholding requirements, the appropriate taxes are paid directly by the employee. During the thirty-nine weeks ended September 29, 2018, we withheld 184 shares to satisfy $430 of employees' tax obligations. Although shares withheld are not issued, they are treated as a common stock repurchase in our consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting.

For the thirteen and thirty-nine weeks ended September 29, 2018, we recorded compensation costs related to stock options and RSU's of $580 and $1,739, respectively. For the thirteen and thirty-nine weeks ended September 30, 2017 we recorded compensation costs related to stock options and RSU's of $574 and $2,242, respectively. As of September 29, 2018, there was unrecognized compensation expense related to stock options and RSU's of $4,147.

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

Note 5 – Net (Loss) Income Per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income per share:
Numerator:
Income from continuing operations	$438	$919	688	28,653
Dividends on Series A Convertible Preferred Stock	41	41	120	149
Income from continuing operations available to common shares	$397	$878	$568	$28,504
Denominator:
Weighted-average common shares outstanding (basic)	34,983	35,856	34,925	35,233
Common equivalent shares from common stock options, restricted stock, preferred stock and warrants	218	3,629	354	4,625
Weighted-average common shares outstanding (diluted)	35,201	39,485	35,279	39,858
Basic net income from continuing operations per share	$0.01	$0.02	$0.02	$0.81
Diluted net income from continuing operations per share	$0.01	$0.02	$0.02	$0.72

The anti-dilutive securities, which are excluded from the calculation of diluted earnings per share due to their anti-dilutive effect are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Common stock warrants	—	—	—	8
Performance stock units	—	224	—	302
Restricted stock units	490	115	507	221
Series A Convertible Preferred Stock	2,771	—	2,771	—
Options to purchase common stock	5,239	3,572	5,428	3,156
Total	8,500	3,911	8,706	3,687

Note 6 – Income Taxes
The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2014-2017 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2015-2017 remain open.
For the thirteen and thirty-nine weeks ended September 29, 2018 the effective tax rate for the Company's continuing operations was 4.6% and 59.4%, respectively. The effective tax rate for the thirteen and thirty-nine weeks ended September 29, 2018 differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different effective tax rates, and share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount.
For the thirteen and thirty-nine weeks ended September 30, 2017, the effective tax rate for the Company's continuing operations was 3.0% and (905.7)%, respectively. The effective tax rate for the thirteen and thirty-nine weeks ended September 30, 2017 differed from the U.S. federal statutory rate primarily as a result of the partial release of the valuation allowance maintained against the Company's deferred tax assets.

Note 7 – Commitments and Contingencies
Facilities Leases
Facility rent expense for the thirteen and thirty-nine weeks ended September 29, 2018 was $432 and $1,319, respectively, compared to $430 and $1,289 for the same periods in 2017.
Minimum lease commitments under non-cancellable operating leases as of September 29, 2018 were as follows (in thousands):

2018	$374
2019	1,175
2020	537
Total	$2,086
Capital lease commitments as of September 29, 2018 were as follows (in thousands):

2018	$1,278
2019	1,212
2020	964
2021	967
2022	982
Thereafter	10,240
Total minimum payments required	15,643
Less amount representing interest	6,337
Present value of minimum capital lease payments	$9,306
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

Despite the favorable court order, the Company continued to experience issues with product flow arising from CBP’s inability to process the Company’s shipping containers in an expeditious fashion.   As a result, the Company incurred significant port and carrier fees resulting from the increased period of time the Company’s containers remained at the port.  The fees associated with this unreleased product, as well as the increased legal costs associated with the product seizures and the bonding litigation, aggregated to $1,784 through the third quarter of 2018. As of the end of the third quarter, all product not implicated by the trademark infringement allegations has been released by CBP.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Private Label
Collision	55%	54%	57%	54%
Engine	20%	18%	18%	18%
Performance	1%	1%	1%	1%

Branded
Collision	1%	1%	1%	1%
Engine	12%	11%	11%	10%
Performance	11%	15%	12%	16%

Total	100%	100%	100%	100%

Note 9 – Discontinued Operations
On March 6, 2017, AutoMD filed for dissolution. The AutoMD operating segment has been classified as discontinued operations and its results of operations are reflected under loss from discontinued operations in our consolidated financial statements.

The following table summarizes the results of discontinued operations:

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	September 30, 2017	September 30, 2017
Net Sales	—	37
Loss from operations and disposal of discontinued AutoMD operations	—	(558)
Income tax provision (benefit)	—	1
Loss from discontinued operations	—	(559)

Loss from operations and disposal of discontinued AutoMD operations for the thirty-nine weeks ended September 30, 2017 consisted of severance costs of $221, contract termination costs of $164 as well as loss from operations of $173, and included net loss attributable to noncontrolling interests of $59.

Note 10 - Other Income

On August 3, 2018, the Company sold the assets associated with AutoMD for $1,400

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
We believe our strategy of disintermediating the traditional auto parts supply chain and selling products directly to customers over the Internet allows us to efficiently deliver products to our customers. Industry-wide trends that support our strategy include:
1. Number of SKUs required to serve the market. The number of automotive SKUs has grown dramatically over the last several years. In today's market, unless the consumer is driving a high volume produced vehicle and needs a simple maintenance item, the part they need is not typically on the shelf at a brick-and-mortar store. We believe our user-friendly websites provide customers with a favorable alternative to the brick-and-mortar shopping experience by offering a comprehensive selection of over 1.5 million SKUs with detailed product descriptions, attributes and photographs combined with the flexibility of fulfilling orders using both drop-ship and stock-and-ship methods.
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
AutoMD. In March 2017, AutoMD, a majority owned subsidiary focused on auto repairs, filed for dissolution. The AutoMD operating segment has been classified as discontinued operations and its results of operations are reflected under loss from discontinued operations in our consolidated financial statements. The dissolution of AutoMD was deemed to be a strategic shift that will have a major effect on our operations and financial results due to its material impact on the Company's net income, as well as the fact that it was one of our only two reportable operating segments. In August 2018, the Company sold the assets related to AutoMD.
Key Metrics: To understand revenue generation through our network of e-commerce websites and online marketplaces, we monitor several key business metrics, including the following:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Unique Visitors (millions) (1)	16.4	23.1	52.8	76.7
E-commerce Orders (thousands)	443	460	1,347	1,473
Online Marketplace Orders (thousands)	372	455	1,227	1,345
Total Online Orders (thousands)	815	915	2,573	2,818
E-commerce Average Order Value	$96	$99	$99	$102
Online Marketplace Average Order Value	$71	$64	$72	$66
Total Online Average Order Value	$85	$82	$86	$85
Revenue Capture (1)	87.5%	85.6%	87.8%	85.3%
Conversion (1)	2.7%	2.0%	2.6%	1.9%

(1) Excludes online marketplaces and media properties (e.g. AutoMD).

Unique Visitors: A unique visitor to a particular website represents a user with a distinct IP address that visits that particular website. We define the total number of unique visitors in a given month as the sum of unique visitors to each of our websites during that month. We measure unique visitors to understand the volume of traffic to our websites and to track the effectiveness of our online marketing efforts. The number of unique visitors has historically varied based on a number of factors, including our marketing activities and seasonality. Included in the unique visitors are mobile device based customers, who are becoming an increasing part of our business. Shifting consumer behavior and technology enhancements indicates that customers are becoming more inclined to purchase auto parts through their mobile devices. User sophistication and technological advances have increased consumer expectations around the user experience on mobile devices, including speed of response, functionality, product availability, security, and ease of use. We believe enhancements to online solutions specifically catering to mobile based shopping can result in an increase in the number of orders and revenues. We believe an increase in unique visitors to our websites will result in an increase in the number of orders. We seek to increase the number of unique visitors to our websites by attracting repeat customers and improving search engine marketing and other internet marketing activities. During the thirteen and thirty-nine weeks ended September 29, 2018 our unique visitors decreased by 29.0% and 31.2%, respectively, compared to the same periods in 2017 due primarily to a shift in traffic from e-commerce sites to online marketplaces, as well as due to lower organic traffic and a decline in paid traffic due to customer acquisition economics.
Total Number of Orders: We monitor the total number of orders as an indicator of future revenue trends. Total orders decreased 10.9% in the third quarter of 2018 compared to the third quarter of 2017, with e-commerce and online marketplace orders decreasing by 3.7% and 18.2%, respectively. Total orders decreased 8.7% for the thirty-nine weeks ended September 29,

2018 ("YTD Q3 2018"), compared to the thirty-nine weeks ended September 30, 2017 ("YTD Q3 2017"), with e-commerce and online marketplace orders decreasing by 8.6% and 8.8%, respectively.
We believe total number of orders declined primarily due to lower e-commerce traffic and a reduction in search presence on the platform of one of our marketplace partners, partially offset by higher conversion on our e-commerce sites.
Average Order Value: Average order value represents our net sales on a placed orders basis for a given period of time divided by the total number of orders recorded during the same period of time. Average order value increased 3.7% and 1.2% for the third quarter and YTD Q3 2018, respectively, compared to the same periods in 2017 primarily driven by increases in online marketplaces order value. We seek to increase the average order value as a means of increasing net sales. Average order values vary depending upon a number of factors, including the components of our product offering, the order volume in certain online sales channels, macro-economic conditions, and online competition.
Revenue Capture: Revenue capture is the amount of actual dollars retained after taking into consideration returns, credit card declines and product fulfillment. During the third quarter and YTD Q3 2018 our revenue capture increased by 2.2% and 2.9%, respectively, compared to the same periods in 2017, primarily due to various initiatives aimed at reducing returns and fulfillment expense.
Conversion: Conversion is the number of orders as a rate of the total number of unique visitors. This rate indicates how well we convert a visitor to a customer sales order. During the third quarter and YTD Q3 2018 our conversion increased 35.0% and 34.2%, respectively, compared to the same periods in 2017 as a result of initiatives to improve the overall customer experience.
Executive Summary
For the third quarter of 2018, the Company's continuing operations generated net sales of $69,463, compared with $73,807 for the third quarter of 2017, representing a decrease of 5.9%. Our continued operations generated a net income of $438 for the third quarter of 2018 compared to net income of $919 for the third quarter of 2017. Our continuing operations generated income before interest expense, net, income tax provision, depreciation and amortization expense, amortization of intangible assets, less proceeds received from sale of AutoMD assets, plus share-based compensation expense, and costs related to our customs issues (“Adjusted EBITDA”) of $2,498 in the third quarter of 2018 compared to $3,577 in the third quarter of 2017. Adjusted EBITDA, which is not a Generally Accepted Accounting Principle measure, is presented because such measure is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income, as an indicator of the Company’s operating performance, or as an alternative to cash flows, as a measure of the Company’s overall liquidity, as presented in the Company’s consolidated financial statements. Further, the Adjusted EBITDA measure shown may not be comparable to similarly titled measures used by other companies. Refer to the table presented below under "Non-GAAP measures" for additional information and a reconciliation of net income (loss) to Adjusted EBITDA.
Our third quarter 2018 net sales consisted of online sales, representing 89.2% of the total (compared to 90.7% in the third quarter of 2017), and offline sales, representing 10.8% of the total (compared to 9.3% in the third quarter of 2017). The net sales decrease was due to a decrease in online sales of $4,922, or 7.4%, partially offset by an increase in offline sales of $580 or 8.3%. The offline sales channel increased primarily due to increased Kool-Vue® sales. Our online sales channels decrease is primarily the result of a $1,516, or 3.9%, decrease in our e-commerce sales channel, attributable largely to the decline in traffic and the out of stock positions resulting from customs wrongful seizure of our grilles and the prior backlog of our shipping containers at the port of Norfolk arising from the seizures.

Like most e-commerce retailers, our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. Historically, marketing through search engines provided the most efficient opportunity to reach millions of on-line auto part buyers. We are included in search results through paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our websites. Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. We have had a history of success with our search engine marketing techniques, which gave our different websites preferred positions in search results. Search engines, like Google, revise their algorithms from time to time in an attempt to optimize their search results. During the last few years, Google has changed its search results ranking algorithm. In some cases our unique visitor count, and therefore our financial results, were negatively impacted by these changes. We continue to address the ongoing changes to the Google methodology and continue to invest in paid advertising channels, but during the third quarter of 2018, our unique visitor count decreased by 6.7 million, or 29.0%, to 16.4 million unique visitors compared to 23.1 million unique visitors in the third quarter of 2017 primarily due to a shift in traffic from our e-commerce sites to our online marketplaces, as well as due to lower organic traffic and a decline in paid traffic due to customer acquisition economics. As in the past we expect Google will continue to make changes in their search engine algorithms to improve their user experience. As we are significantly dependent upon search engines for our website traffic, if we are unable to attract unique visitors, our business and results of operations will be harmed.
Total orders decreased and average order value increased for the third quarter of 2018 compared to the third quarter of 2017. Total expenses, which primarily consisted of cost of sales and operating costs, also decreased during the third quarter of 2018 compared to the same period in 2017. Components of our cost of sales and operating costs are described in further detail under — “Results of Operations” below.
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

•
We continue to increase product selection by being the first to market with many new SKUs. We currently have over 55,000 private label SKUs and over 1.5 million branded SKUs in our product selection. We will seek to add new categories and expand our existing specialty categories. We believe continued product expansion will increase the total number of orders and contribute to our revenue growth. Additionally, we plan to continue to maintain certain in-stock inventory throughout the year to ensure consistent service levels and improve customer experience.

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
Overall, due to the initiatives we are implementing and will implement through the remainder of our fiscal year, we believe we can return to positive e-commerce growth in the future.

Non-GAAP measures
Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the Securities Exchange Act of 1934, as amended, define and prescribe the conditions for use of certain non-GAAP financial information. We provide EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. EBITDA consists of net income (loss) before (a) interest expense, net; (b) income tax provision; (c) depreciation and amortization expense; and (d) amortization of intangible assets; while Adjusted EBITDA consists of EBITDA before share-based compensation expense, costs related to our customs issues and proceeds related to the sale of our AutoMD assets.
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

The table below reconciles net income from continuing operations to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Income from continuing operations	$438	$919	$688	$28,653
Depreciation & amortization	1,419	1,620	4,412	4,890
Amortization of intangible assets	46	47	140	271
Interest expense, net	363	398	1,215	1,240
Taxes	21	28	1,007	(25,804)
EBITDA	$2,287	$3,012	$7,462	$9,250
Stock comp expense	$567	$565	$1,704	$2,173
Customs Costs(1)	1,044	—	1,784	—
Proceeds from AutoMD sale	(1,400)	—	(1,400)	—
Adjusted EBITDA	$2,498	$3,577	$9,550	$11,423
(1) We incurred port and carrier fees and legal costs associated with our customs related issues. Refer to “Note 7 – Commitments and Contingencies” of our Notes to Consolidated Financial Statements for additional details.

Results of Continuing Operations
The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.6	70.4	71.5	70.7
Gross profit	27.4	29.6	28.5	29.3
Operating expenses:
Marketing	13.3	12.8	12.9	12.8
General and administrative	6.2	5.8	6.2	5.7
Fulfillment	7.2	7.6	7.2	7.5
Technology	1.5	1.6	1.4	1.5
Amortization of intangible assets	0.1	0.1	0.1	0.1
Total operating expenses	28.3	27.9	27.8	27.6
Income from operations	(0.9)	1.7	0.7	1.7
Other income (expense):
Other income, net	2.0	—	0.6	—
Interest expense	(0.5)	(0.5)	(0.5)	(0.5)
Total other expense, net	1.5	(0.5)	0.1	(0.5)
Income from continuing operations before income taxes	0.6	1.2	0.8	1.2
Income tax provision	—	—	0.4	(11.0)
Income from continuing operations	0.6%	1.2%	0.4%	12.2%
Thirteen Weeks Ended September 29, 2018 Compared to the Thirteen Weeks Ended September 30, 2017
Net Sales and Gross Margin

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(in thousands)
Net sales	$69,463	$73,807	$224,821	$234,848
Cost of sales	50,418	51,930	160,832	165,940
Gross profit	$19,045	$21,877	$63,989	$68,908
Gross margin	27.4%	29.6%	28.5%	29.3%
Net sales decreased $4,344, or 5.9%, for the third quarter of 2018 compared to the third quarter of 2017. Our net sales consisted of online sales, representing 89.2% of the total for the third quarter of 2018 (compared to 90.7% in the third quarter of 2017), and offline sales, representing 10.8% of the total for the third quarter of 2018 (compared to 9.3% in the third quarter of 2017). The net sales decrease was driven by a decrease of $4,922, or 7.4%, in online sales, partially offset by an increase of $580 or 8.3% in offline sales. Online sales decreased compared to the third quarter of 2017 primarily due to a decrease in marketplace sales with one of our channel partners, as well as due to a decrease in e-commerce sales attributable to a reduction of traffic and lower in-stock rates resulting from our customs issues, partially offset by increased average order value. Offline sales increased primarily due to increases in sales of our Kool-Vue® product and sales to our wholesale customers.

Net sales decreased $10,027, or 4.3%, for the YTD Q3 2018 compared to the YTD Q3 2017. Our net sales consisted of online sales, representing 89.0% of the total net sales for YTD Q3 2018 (compared to 90.6% for YTD Q3 2017), and offline sales, representing 11.0% of the total for YTD Q3 2018 (compared to 9.4% for YTD Q3 2017). The net sales decrease was driven by a decrease of $12,616, or 5.9%, in online sales. Online sales decreased primarily due to a decrease in total online orders attributable to a decrease in marketplace sales with one of our channel partners, as well as due to a decrease in e-commerce sales attributable to a reduction of traffic and lower in-stock rates resulting from our customs issues, partially offset by increased average order value. During YTD Q3 2018 our offline sales, which consist of our Kool-Vue® and wholesale operations, increased by $2,651, or 12.0%, compared to YTD Q3 2017, primarily due to increased Kool-Vue® sales.
Gross profit decreased $2,832 or 12.9%, compared to the third quarter of 2017 and decreased $4,919, or 7.1%, compared to the YTD Q3 2017. Gross margin rate decreased 2.2% to 27.4% in the third quarter of 2018 compared to 29.6% in the third quarter of 2017 and decreased 0.8% to 28.5% in YTD Q3 2018 compared to 29.3% in YTD Q3 2017. Gross margin rate decreased for the third quarter primarily due to costs associated with port and carrier fees from the customs issue as well as increased freight costs. Gross margin rate decreased for YTD Q3 2018 primarily due to a sales channel mix shift towards online marketplaces, as well as additional costs related to our customs issues and increased freight costs, partially offset by a favorable mix shift of private label sales compared to last year.
Marketing Expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(in thousands)
Marketing expense	$9,212	$9,476	$29,012	$30,038
Percent of net sales	13.3%	12.8%	12.9%	12.8%
Total marketing expense decreased $264, or 2.8%, for the third quarter of 2018 compared to the third quarter of 2017. Online advertising expense was $5,103, or 8.2%, of online sales compared to $5,139, or 7.7%, of online sales for the prior year period. Marketing expense, excluding online advertising, was $4,110, or 5.9%, of net sales compared to $4,339, or 5.9%, of net sales for the same period last year. The decrease was primarily due to a decrease in labor costs. As a percent of net sales, total marketing expense during the third quarter of 2018 increased compared to the third quarter of 2017.

Total marketing expense decreased $1,026, or 3.4%, for YTD Q3 2018 compared to YTD Q3 2017. Online advertising expense was $16,174, or 8.1%, of online sales compared to $16,252, or 7.6%, of online sales for the prior year period. Online advertising expense decreased in YTD Q3 2018 primarily due to the elimination of our catalog advertising program. Marketing expense, excluding online advertising, was $12,838, or 5.7%, of net sales compared to $13,760, or 5.9%, of net sales for the same period last year. The decrease was primarily due to a decrease in labor costs. As a percent of net sales, total marketing expense during YTD Q3 2018 increased compared to YTD Q3 2017.

General and Administrative Expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(in thousands)
General and administrative expense	$4,297	$4,275	$13,923	$13,386
Percent of net sales	6.2%	5.8%	6.2%	5.7%
General and administrative expense increased $22, or 0.5%, and increased $537, or 4.0% for the third quarter and YTD Q3 2018, respectively, compared to the same periods in 2017 primarily due to increased overhead costs. General and administrative expense increased as a percentage of net sales compared to 2017.
Fulfillment Expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(in thousands)
Fulfillment expense	$5,034	$5,584	$16,276	$17,595
Percent of net sales	7.2%	7.6%	7.2%	7.5%
Fulfillment expense decreased $550, or 9.8%, and decreased $1,319, or 7.5%, for the third quarter and YTD Q3 2018, respectively, compared to the same periods in 2017, primarily due to a decrease in depreciation and amortization. Fulfillment expense decreased as a percentage of net sales compared to 2017.

Technology Expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(in thousands)
Technology expense	$1,035	$1,163	$3,121	$3,572
Percent of net sales	1.5%	1.6%	1.4%	1.5%
Technology expense decreased $128, or 11.0%, and decreased $451, or 12.6%, for the third quarter and YTD Q3 2018, respectively, compared to the same periods in 2017, primarily due to decreased labor expenses. Technology expense decreased slightly as a percentage of net sales compared to 2017.
Total Other Income (Expense), Net

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(in thousands)
Other expense, net	$1,038	$(385)	$178	$(1,197)
Percent of net sales	1.5%	(0.5)%	0.1%	(0.5)%
The Company achieved total other income, net of $1,038 and $178 for the third quarter YTD Q3 2018, respectively compared to total other expense, net of $385 and $1,197 for the same periods in 2017. The change from expense to income was primarily due to the sale of AutoMD assets.
Income Tax Provision

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(in thousands)
Income tax provision	$21	$28	$1,007	$(25,804)
Percent of net sales	—%	—%	0.4%	(11.0)%
For the thirteen and thirty-nine weeks ended September 29, 2018 the effective tax rate for the Company's continuing operations was 4.6% and 59.4%, respectively. The effective tax rate for the thirteen and thirty-nine weeks ended September 29, 2018 differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different effective tax rates, and share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount.
The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the thirteen weeks ended September 29, 2018, there was no material change from fiscal year ended 2017 in the amount of the Company's deferred tax assets that are more likely than not to be realized in future years.
For the thirteen and thirty-nine weeks ended September 30, 2017, the effective tax rate for the Company's continuing operations was 3.0% and (905.7)%, respectively. The effective tax rate for the thirteen and thirty-nine weeks ended September 30, 2017 differed from the U.S. federal statutory rate primarily as a result of the partial release of the valuation allowance maintained against the Company's deferred tax assets.

Foreign Currency
The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations. See additional information in “Foreign Currency Risk” below in Item 3.

Liquidity and Capital Resources
Sources of Liquidity
During the thirty-nine weeks ended September 29, 2018 and September 30, 2017, we primarily funded our continuing operations with cash and cash equivalents generated from operations as well as through borrowing under our credit facility. We had cash and cash equivalents of $8,300 as of September 29, 2018, representing a $5,450 increase from $2,850 of cash as of December 30, 2017. The cash increase was primarily due to timing of payments with one of our shipping vendors. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our credit facility will be sufficient to finance our operations through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).
As of September 29, 2018, our credit facility provided for a revolving commitment of up to $30,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment (see “Debt and Available Borrowing Resources” below).
Working Capital
As of September 29, 2018 and December 30, 2017, our working capital was $16,187 and $13,634, respectively. Our revolving loan does not require principal payments, however it is classified as current due to certain U.S. GAAP requirements (see “Debt and Available Borrowing Resources” below for further details). The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows
The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the thirty-nine weeks ended September 29, 2018 and September 30, 2017 (in thousands):

	Thirty-Nine Weeks Ended
	September 29, 2018	September 30, 2017
Net cash provided by operating activities	$10,903	$12,074
Net cash used in investing activities	(4,327)	(3,633)
Net cash used in financing activities	(1,095)	(8,381)
Effect of exchange rate changes on cash	(31)	(30)
Net change in cash and cash equivalents	$5,450	$30
Operating Activities
Cash provided by operating activities is primarily comprised of net income (loss), adjusted for non-cash activities such as depreciation and amortization expense, amortization of intangible assets and share-based compensation expense. These non-cash adjustments represent charges reflected in net income and, therefore, to the extent that non-cash items increase or decrease our operating results, there will be no corresponding impact on our cash flows. Net income adjusted for non-cash adjustments to operating activities was $7,884 for the thirty-nine weeks ended September 29, 2018 (adjusted for non-cash charges primarily related to depreciation and amortization expense of $4,412 and share based compensation of $1,704), compared to net income adjusted for non-cash adjustments to operating activities of $9,602 for the thirty-nine weeks ended September 30, 2017 (adjusted for non-cash charges primarily consisting of deferred income taxes of $25,881 and depreciation and amortization expense of $4,890). After excluding the effects of the non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities.

•
Accounts receivable increased to $3,032 at September 29, 2018 from $2,470 at December 30, 2017, resulting in a increase in operating assets and reflecting a cash outflow of $562 for the thirty-nine weeks ended September 29, 2018. Accounts receivable increased primarily due to timing of payments at the end of the quarter. For the thirty-nine weeks ended September 30, 2017, cash inflow related to the change in accounts receivable was $336.

•
Inventory decreased to $53,362 at September 29, 2018 from $54,231 at December 30, 2017, resulting in a decrease in operating assets and reflecting a cash inflow of $869 for the thirty-nine weeks ended September 29,

2018. For the thirty-nine weeks ended September 30, 2017, cash outflow related to the change in inventory was $2,815.

•
Accounts payable and accrued expenses increased to $48,744 at September 29, 2018 compared to $43,362 at December 30, 2017, resulting in an increase in operating liabilities and reflecting a cash inflow of $5,492 for the thirty-nine weeks ended September 29, 2018. Accounts payable and accrued expenses increased primarily due to the increase in accrued expenses of $6,283. Accounts payable and accrued expenses fluctuates from period-to-period due to the amount of our revenues and the related purchases and the timing of our payments. For the thirty-nine weeks ended September 30, 2017, cash inflow related to the change in accounts payable and accrued expenses was $4,947.

Investing Activities
For the thirty-nine weeks ended September 29, 2018 and September 30, 2017, net cash used in investing activities was primarily the result of increases in property and equipment ($4,328 and $3,672, respectively), which are mainly related to capitalized website and software development costs.
Financing Activities
For the thirty-nine weeks ended September 29, 2018, net cash used in financing activities was primarily due to payments made on our revolving loan payable. For the thirty-nine weeks ended September 30, 2017, net cash used in financing activities was primarily due to repurchases of outstanding shares of common stock and payments made on our revolving loan payable.
Debt and Available Borrowing Resources
Total debt was $9,306 as of September 29, 2018, compared to $9,752 as of December 30, 2017. The decrease was primarily due to a reduction in capital leases payable.
The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. At September 29, 2018, we did not have an outstanding revolving loan balance. The guaranteed total letters of credit balance at September 29, 2018 was $15,246, of which $11,102 was utilized and included in accounts payable in our consolidated balance sheet. We use letters of credit in the ordinary course of business to satisfy certain vendor obligations. The customary events of default under the Credit Facility (discussed below) include certain subjective acceleration clauses. Management has determined the likelihood of an acceleration is more than remote, considering the recurring losses experienced by the Company. As a result, any outstanding borrowings under the Credit Facility would be classified as a current liability.
Loans drawn under the Credit Agreement bear interest, at the Company’s option, at a per annum rate equal to either (a) one month LIBOR plus an applicable margin of 1.50%, or (b) an “alternate prime base rate” subject to an increase or reduction by up to 0.25% based on the Company's fixed charge coverage ratio. At September 29, 2018, the Company’s LIBOR based interest rate was 3.75% (on $0 principal) and the Company’s prime based rate was 5.25% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Agreement bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three business days (on a cumulative basis), and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with the trigger subject to adjustment based on the Company's revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $2,400 the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. The Company's excess availability was $10,093 at September 29, 2018. The credit facility matures on April 26, 2020.

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
Contractual Obligations
The following table sets forth our contractual cash obligations and commercial commitments as of September 29, 2018:

	Payment Due By Period (in thousands)
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$2,086	$1,336	$750	$—	$—
Capital lease obligations (2)	15,643	1,278	2,176	1,949	10,240

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

There were no significant changes to our critical accounting policies during the thirty-nine weeks ended September 29, 2018. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations (for further detail refer to our Annual Report on Form 10-K that we filed with the SEC on March 14, 2018):

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial commodity market prices and rates. We are exposed to market risk primarily in the area of changes in U.S. interest rates and conditions in the credit markets. We also have some exposure related to foreign currency fluctuations. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We do not have any derivative financial instruments as of September 29, 2018. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities and mutual funds that hold debt securities.
Interest Rate Risk. Our investment securities generally consist of mutual funds. As of September 29, 2018, our investments were comprised of $5 of investments in mutual funds that primarily hold debt securities.
As of September 29, 2018, we had a balance of $0 outstanding under a revolving loan under our credit facility. The interest rate on this loan is computed based on a LIBOR and Prime loan rate, adjusted by features specified in our loan agreement. At our debt level as of September 29, 2018, a 100 basis point increase in interest rates would not materially affect our earnings and cash flows. If, however, we are unable to meet the covenants in our loan agreement, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate. There can be no assurance that any renegotiated terms of credit would not materially impact our earnings. At September 29, 2018, our LIBOR based interest rate was 3.75% per annum (on $0 principal) and our Prime based rate was 5.25% per annum (on $0 principal). Refer to additional discussion in Item 2, under the caption “Liquidity and Capital Resources – Debt and Available Borrowing Resources” and in “Note 3 – Borrowings” of the Notes to Consolidated Financial Statements (Unaudited), included in Part I, Item 1 of this report.
Foreign Currency Risk. Our purchases of auto parts from our Asian suppliers are denominated in U.S. dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. dollar weakens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. dollar strengthens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses will be lower than if currencies had remained constant. Our operating expenses in the Philippines are generally paid in Philippine Pesos, and as the exchange rate fluctuates, it adversely or favorably impacts our operating results. In light of the above, a fluctuation of 10% in the Peso/U.S. dollar exchange rate would have approximately a $679 impact on our Philippine operating expenses for the thirty-nine weeks ended September 29, 2018. During fiscal year 2014, we hedged a portion of our forecasted foreign currency exposure associated with operating expenses incurred in the Philippines. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. As of December 30, 2017 and September 29, 2018, we had no hedges in place. We are evaluating our options on how to manage this risk and considering various methods to mitigate such risk. Our Canadian website sales are denominated in Canadian dollars; however, fluctuations in exchange rates from these operations are only expected to have a nominal impact on our operating results due to the relatively small number of sales generated in Canada. We believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.
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
In addition, shifting consumer behavior indicates that customers may be more inclined to shop for aftermarket auto parts through marketplace websites such as Amazon and eBay as opposed to purchasing parts through e-commerce channels.  For example, during the YTD Q3 2018 the online marketplaces sales grew to 36.2% of total sales, compared to 34.7% in the YTD Q3 2017.  Any mix shift in sales to marketplace channels could result in lower gross margins, and as a result, our business and financial results may suffer.
* During the first three quarters of fiscal 2018 we recorded net income, but we have a history of net losses and there can be no assurance that net income will continue for the remainder of fiscal year 2018.
During the first three quarters of fiscal 2018 we recorded net income of $688, compared to a net income of $28,094 for the first three quarters of fiscal 2017. While we achieved net income, if our historical net losses were to return, they could severely impact our liquidity, as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. In such case, there can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If our historical net losses were to return, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.
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
While we did not have any outstanding revolver debt under our Credit Agreement as of the end of the third quarter of 2018, we may have outstanding revolver debt in the future. Any outstanding indebtedness would have important consequences, including the following:

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
Our top ten suppliers represented approximately 47% of our total product purchases during the thirty-nine weeks ended September 29, 2018. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.
For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For the thirty-nine weeks ended September 29, 2018, our product purchases from three drop-ship suppliers represented approximately 11% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.
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
We rely on third parties for the shipment of our products and we cannot be sure that these relationships will continue on terms favorable to us, or at all. Shipping costs have increased from time to time, and may continue to increase, and we may not be able to pass these costs directly to our customers. Any increased shipping costs could harm our business, prospects, financial condition and results of operations by increasing our costs of doing business and reducing gross margins which could negatively affect our operating results. In addition, we utilize a variety of shipping methods for both inbound and outbound logistics. For inbound logistics, we rely on trucking and ocean carriers and any increases in fees that they charge could adversely affect our business and financial condition. For outbound logistics, we rely on ‘‘Less-than-Truckload’’ (‘‘LTL’’) and parcel freight based upon the product and quantities being shipped and customer delivery requirements. These outbound freight costs have increased on a year-over-year basis and may continue to increase in the future. We also ship a number of oversized auto parts which may trigger additional shipping costs by third party delivery services. Any increases in fees or any increased use of LTL would increase our shipping costs which could negatively affect our operating results.
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
OEMs have attempted to use claims of intellectual property infringement against manufacturers and distributors of aftermarket products to restrict or eliminate the sale of aftermarket products that are the subject of the claims. The OEMs have brought such claims in federal court and with the United States International Trade Commission. We have received in the past, and we anticipate we may in the future receive, communications alleging that certain products we sell infringe the patents, copyrights, trademarks and trade names or other intellectual property rights of OEMs or other third parties. For instance, after approximately three and a half years of litigation and related costs and expenses, on April 16, 2009, we entered into a settlement agreement with Ford Motor Company and Ford Global Technologies, LLC that ended the two legal actions that were initiated by Ford against us related to claims of patent infringement. The United States Patent and Trademark Office records indicate that OEMs are seeking and obtaining more design patents and trademarks then they have in the past. During the past year, for example, the CBP has alleged that certain repair grilles imported by the Company are counterfeit and infringe on trademarks registered by OEMs.  While the Company does not believe the trademarks are enforceable against it, the Company has ceased importing automotive grilles to avoid disruption to its supply chain. If the Company cannot work out a settlement with CBP, or otherwise locate a cost effective alternative to acquire aftermarket grilles, we may be unable to sell this product category which may result in a decline in revenue. In addition, to the extent that the OEMs are successful in obtaining and enforcing other intellectual property rights, we could be restricted or prohibited from selling other aftermarket products which could have an adverse effect on our business. Infringement claims could also result in increased costs of doing business arising from new importing requirements, increased port and carrier fees and legal expenses, adverse judgments or settlements or changes to our business practices required to settle such claims or satisfy any judgments. For example, during the first three quarters of 2018, we incurred approximately $1,784 of port and carrier fees and legal expenses attributable to CBP’s wrongful seizures and the Company’s pending litigation with CBP. Litigation or regulatory enforcement could also result in interpretations of the law that require us to change our business practices or otherwise increase our costs and harm our business. We may not maintain sufficient insurance coverage to cover the types of claims that could be asserted. If a successful claim were brought against us, it could expose us to significant liability.
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

*A protracted search for a new Chief Executive Officer could affect our ability to attract and retain customers, suppliers and employees and have an adverse effect on our business and results of operations.

In October 2018, we announced that Aaron Coleman will be resigning from his role as Chief Executive Officer and Director following a transition period. Our Board of Directors has initiated a search process to identify Mr. Coleman’s successor, but there can be no assurance that a skilled candidate will be identified and retained on a timely basis. The failure to complete the search successfully and promptly may adversely affect our customer and supplier relationships and cause us to lose business to competitors.  Our ability to attract, retain and motivate talented employees, including other members of our senior management team, may also be impaired during the search for a new Chief Executive Officer. The success of our business depends, in part, on the leadership and performance of our senior management team and key employees, and the loss of one or more of these employees could have an adverse effect on our business and results of operations.
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
Since the completion of our initial public offering in February 2007 through September 29, 2018, the trading price of our common stock has been volatile, ranging from a high of $12.61 per share to a low per share of $0.91. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

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
While management has concluded that our internal controls over financial reporting were effective as of September 29, 2018, we have in the past, and could in the future, have a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.
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
* We will be required to collect and pay more sales taxes, and could become liable for other fees and penalties, which could have an adverse effect on our business.
We have historically collected sales or other similar taxes only on the shipment of goods to customers in the states of California, Virginia, Illinois, and Ohio.  However, following the recent Supreme Court decision in South Dakota v. Wayfair, the Company will now be required to collect sales tax in any state which passes legislation requiring out of state retailers to collect sales tax even where they have no physical nexus. We have historically enjoyed a competitive advantage to the extent our competitors are already subject to those tax obligations. By collecting sales tax in additional states, we will lose this competitive advantage as total costs to our customers will increase, which could adversely affect our sales.
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
If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed.
If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed.  In 2018, the Trump Administration implemented tariffs on thousands of categories of goods, including certain automotive parts. As a result, certain of our automotive imports to the United States are subject to a 10% tariff assessed on the cost of goods as imported.  As a result of these tariffs, we may be required to raise our prices, which may result in the loss of customers and harm our operating performance. Additionally, the Trump Administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China. If further tariffs are imposed on imports of our products, or retaliatory trade measures are  taken by China or other countries in response to existing or future tariffs, we could be forced to raise prices on all of our imported products or make changes to our operations, any of which could materially harm our revenue or operating results.

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

Date:	October 30, 2018	U.S. AUTO PARTS NETWORK, INC.

		By:	/s/ Aaron Coleman
Aaron Coleman
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Neil T. Watanabe
Neil T. Watanabe
Chief Financial Officer
(Principal Financial Accounting Officer)