Form 10-K
period 2018-12-29
U.S. Auto Parts Network, Inc.
filed 2019-03-13
CIK 1378950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2018

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001‑33264

U.S. AUTO PARTS NETWORK, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	68‑0623433
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

16941 Keegan Avenue, Carson, CA 90746

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (424) 702‑1455

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ◻

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b‑2).   Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2018 was approximately $40.8 million (based on the closing sales price of the registrant’s common stock on that date). For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 11, 2019, there were 35,412,555 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the 2019 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10‑K, the Proxy Statement is not deemed to be filed as a part hereof.

U.S. AUTO PARTS NETWORK, INC.
ANNUAL REPORT ON FORM 10‑K
FOR THE FISCAL YEAR ENDED December 29, 2018

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

We principally sell our products, identified as stock keeping units (“SKUs”), to individual consumers through our network of websites and online marketplaces. Our user-friendly websites provide customers with a comprehensive selection of over 1.5 million SKUs with detailed product descriptions, attributes and photographs. We have developed a proprietary product database that maps our SKUs to product applications based on vehicle makes, models and years.

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

We intend to continue to implement strategies designed to build and increase our customer lifetime value by focusing on increasing gross profit after freight per transaction, transaction attachment rate, repeat purchases and conversion. We are in the process of adding resources to our marketing, user experience and technology teams to drive new investment in organic and paid search, retention marketing and improvements to our technology infrastructure. We also plan to restructure the organization to focus on our most prominent e-commerce websites and provide users of our sites with the same or better experience than they would receive on the marketplace sites.   We will therefore be placing a significant effort on restructuring our data and catalog methodologies to enhance the discovery of products and make our catalog a stronger competitive advantage on our e-commerce sites. We expect to start to receive the benefits from some of these investments towards the end of the year. We are also taking steps to offset some of the freight and competitive pressure which have impacted our gross margin, including developing exclusive private label parts not readily available to our competitors, delivering improved customer experience and making changes to our supply chain by getting closer to the customer to realize freight savings.

Our flagship websites are located at www.autopartswarehouse.com,  www.carparts.com, and www.jcwhitney.com and our corporate website is located at www.usautoparts.net.

We report on a 52/53‑week fiscal year, ending on the Saturday nearest the end of December. References to 2018 and 2017 relate to the 52‑week fiscal years ended December 29, 2018 and December 30, 2017.

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

Branded Product. We have developed and implemented application programming interfaces with the majority of our branded, drop ship suppliers that allow us to electronically transmit orders, check inventory availability, and receive the shipment tracking information which is easily passed on to our customers. We are a significant customer for many of our drop-ship vendors and have long standing relationships and contracts with many of these suppliers. For the fiscal year ended December 29, 2018, three of our drop-ship vendors accounted for approximately 11% of our total product purchases. We currently have over 1.5 million branded SKUs in our product selection.

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

International Operations

In April 2007, we established offshore operations in the Philippines. Our offshore operations allow us to access a workforce with the necessary technical skills at a significantly lower cost than comparably experienced U.S.-based professionals. Our offshore operations are responsible for a majority of our website development, catalog management, and back office support. Our offshore operations also house our main call center. We had 701 employees in the Philippines as of December 29, 2018. We also primarily source our private label product from suppliers in the Asia-Pacific region.

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

There is also great uncertainty over whether or how existing laws governing issues such as sales and other taxes, auctions, libel and personal privacy apply to the Internet and commercial online services. These issues may take years to resolve. For example, tax authorities in a number of states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes or regulatory restrictions on our business. These taxes or restrictions could have an adverse effect on our cash flows, results of operations and overall financial condition. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.

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

Employees

As of December 29, 2018, we had 353 employees in the United States and 701 employees in the Philippines for a total of 1,054 employees. None of our employees are represented by a labor union, and we have never experienced a work stoppage.

Available Information

Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to those reports are available free of charge on the Investor Relations section of our corporate website located at www.usautoparts.net as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The inclusion of our website address in this report does not include or incorporate by reference into this report any information on our website.

ITEM 1A.             RISK FACTORS

Our business is subject to a number of risks which are discussed below. Other risks are presented elsewhere in this report and in our other filings with the SEC. You should consider carefully the following risks in addition to the other information contained in this report and our other filings with the SEC, including our subsequent reports on Forms 10‑Q and 8‑K, and any amendments thereto, before deciding to buy, sell or hold our common stock. If any of the following known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

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

In addition, shifting consumer behavior indicates that customers may be more inclined to shop for aftermarket auto parts through marketplace websites such as Amazon and eBay as opposed to purchasing parts through e-commerce channels. For example, the online marketplaces sales grew from 26.5% of total sales in fiscal 2016 to 35.0% of total sales in fiscal 2017 and 36.0% of total sales during fiscal 2018. Any mix shift in sales to marketplace channels could result in lower gross margins, and as a result, our business and financial results may suffer.

During fiscal 2018, we recorded a net loss, and our net losses may continue in fiscal year 2019.

During fiscal 2018, we incurred a net loss of $4,889, compared to net income of $24,015 for fiscal 2017, attributable in large part to a $21,540 income tax benefit resulting from a change in valuation allowance, in addition to the impact of the Tax Cuts and Jobs Act. If our net losses continue in fiscal year 2019, they could severely impact our liquidity, as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. In such case, there can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If our net losses were to continue, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.

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

While we did not have any outstanding revolver debt under our Credit Agreement as of the end of fiscal 2018, we may have outstanding revolver debt in the future. Any outstanding indebtedness would have important consequences, including the following:

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

Our top ten suppliers represented approximately 47% of our total product purchases during fiscal 2018. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For fiscal 2018, our product purchases from three drop-ship suppliers represented approximately 11% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

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

For example, during the first quarter of 2018, the United States Customs and Border Protection (“CBP”) imposed an enhanced bonding requirement on the company at a level equivalent to three times the commercial invoice value of each shipment.  While the Company has been granted relief removing the bonding requirement, CBP may impose other requirements on the Company which would make it more difficult or more expensive for the Company to import products.  If we were unable to import products from China and Taiwan or were unable to import products from China and Taiwan in a cost-effective manner, we could suffer irreparable harm to our business and be required to significantly curtail our operations, file for bankruptcy or cease operations.

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

OEMs have attempted to use claims of intellectual property infringement against manufacturers and distributors of aftermarket products to restrict or eliminate the sale of aftermarket products that are the subject of the claims. The OEMs have brought such claims in federal court and with the United States International Trade Commission. We have received in the past, and we anticipate we may in the future receive, communications alleging that certain products we sell infringe the patents, copyrights, trademarks and trade names or other intellectual property rights of OEMs or other third parties. For instance, after approximately three and a half years of litigation and related costs and expenses, on April 16, 2009, we entered into a settlement agreement with Ford Motor Company and Ford Global Technologies, LLC that ended the two legal actions that were initiated by Ford against us related to claims of patent infringement. The United States Patent and Trademark Office records indicate that OEMs are seeking and obtaining more design patents and trademarks then they have in the past. During the past year, for example, the CBP has alleged that certain repair grilles imported by the Company are counterfeit and infringe on trademarks registered by OEMs.  While the Company does not believe the trademarks are enforceable against it, the Company has ceased importing certain automotive grilles to avoid disruption to its supply chain.  If the Company cannot work out a settlement with CBP, or otherwise locate a cost effective alternative to acquire certain aftermarket grilles, we may be unable to sell some of this product category which may result in a decline in revenue.  In addition, to the extent that the OEMs are successful in obtaining and enforcing other intellectual property rights, we could be restricted or prohibited from selling other aftermarket products which could have an adverse effect on our business. Infringement claims could also result in increased costs of doing business arising from new importing requirements, increased port and carrier fees and legal expenses, adverse judgments or settlements or changes to our business practices required to settle such claims or satisfy any judgments. For example, during fiscal 2018 we incurred approximately $5,046 of port and carrier fees and legal expenses attributable to CBP’s wrongful seizures and the Company’s litigation with CBP.  Litigation or regulatory enforcement could also result in interpretations of the law that require us to change our business practices or otherwise increase our costs and harm our business. We may not maintain sufficient insurance coverage to cover the types of claims that could be asserted. If a successful claim were brought against us, it could expose us to significant liability.

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

Since the completion of our initial public offering in February 2007 through December 29, 2018, the trading price of our common stock has been volatile, ranging from a high of $12.61 per share to a low per share of $0.88. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

Our common stock may be delisted from the NASDAQ Global Market (“NASDAQ”) if we are unable to maintain compliance with Nasdaq’s continued listing standards.

NASDAQ imposes, among other requirements, continued listing standards including minimum bid and public float requirements. The price of our common stock must trade at or above $1.00 to comply with NASDAQ’s minimum bid requirement for continued listing on the NASDAQ. If our stock trades at bid prices of less than $1.00 for a period in excess of 30 consecutive business days, the NASDAQ could send a deficiency notice to us for not remaining in compliance with the minimum bid listing standards. While our common stock has not recently traded below $1.00 for a sustained period, if the closing bid price of our common stock were to fail to meet NASDAQ’s minimum closing bid price requirement, or if we otherwise fail to meet any other applicable requirements of the NASDAQ and we are unable to regain compliance, NASDAQ may make a determination to delist our common stock.

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

Our management has identified an internal control deficiency, which our management believes constitutes a material weakness.  Any future material weaknesses or deficiencies in our internal control over financial reporting could harm our ability to accurately report our financial results, and our stock price could decline.

In connection with the preparation of our audited financial statements for the year ended December 29, 2018, we concluded that a material weakness existed in internal control over financial reporting related to the review over the accounting for significant and unusual transactions. Specifically, our management concluded that we had improperly accounted for abnormal freight costs related to our customs issues by amortizing them over the life of the inventory, as opposed to expensing them as period costs when incurred. In addition, certain impacts of the Tax Cuts and Jobs Act related to interest deduction limitations were incorrectly calculated in our initial tax provision. We are in the process of implementing controls to prevent these types of misstatements from occurring again. However, although we are committed to continuing to improve our internal control processes, and although we will continue to diligently and vigorously review our internal control over financial reporting, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot be certain that, in the future, additional material weaknesses or significant deficiencies will not exist or otherwise be discovered. If our efforts to address the weakness identified are not successful, or if other deficiencies occur, these weaknesses or deficiencies could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price and investor confidence or other material effects on our business, reputation, results of operations, financial condition or liquidity.

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

The growing political and scientific sentiment is that global weather patterns are being influenced by increased levels of greenhouse gases in the earth’s atmosphere. This growing sentiment and the concern over climate change have led to legislative and regulatory initiatives aimed at reducing greenhouse gas emissions which warm the earth’s atmosphere. These warmer weather conditions could result in a decrease in demand for auto parts in general. Moreover, proposals that would impose mandatory requirements on greenhouse gas emissions continue to be considered by policy makers in the United States. Laws enacted that directly or indirectly affect our suppliers (through an increase in the cost of production or their ability to produce satisfactory products) or our business (through an impact on our inventory availability, cost of sales, operations or demand for the products we sell) could adversely affect our business, financial condition, results of operations and cash flows. Significant increases in fuel economy requirements or new federal or state restrictions on emissions of carbon dioxide that may be imposed on vehicles and automobile fuels could adversely affect demand for vehicles, annual miles driven or the products we sell or lead to changes in automotive technology. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers. Our inability to respond to such changes could adversely impact the demand for our products and our business, financial condition, results of operations or cash flows.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

As of December 29, 2018, the total square footage of our leased office and distribution centers was 574,000 square feet. This includes approximately 531,000 square feet for our corporate headquarters located in Carson, California and distribution centers in LaSalle, Illinois and Chesapeake, Virginia; and approximately 43,000 square feet of office space in the Philippines. For additional information regarding our obligations under property leases, see “Note 8‑Commitments and Contingencies” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

ITEM 3.                LEGAL PROCEEDINGS

The information set forth under the caption “Legal Matters” in “Note 8‑Commitments and Contingencies” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, and is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of this report.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq under the symbol “PRTS.”

Holders

As of March 11, 2019, there were approximately 20 registered shareholders of record of our common stock.

Dividend Policy

No dividends on common stock were paid during the fiscal year ended December 29, 2018. We issued approximately $161,000 in cash dividends to our Series A Preferred stockholders during the fiscal year ended December 29, 2018 and issued approximately $209,000 in cash dividends to our Series A Preferred stockholders during the fiscal year ended December 30, 2017. We do not anticipate that we will declare or pay any cash dividends on our common stock in the foreseeable future; however, we will have to pay dividends to our preferred stockholders until such shares are redeemed or converted. We maintain an asset-based revolving credit facility with JPMorgan Chase Bank (the "Credit Agreement") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30 million subject to a borrowing base derived from certain of our receivables, inventory and property and equipment. The Credit Agreement requires us to obtain a prior written consent from JPMorgan Chase Bank when we determine to pay any dividends on or make any distribution with respect to our common stock. Under the Second Amendment to Credit Agreement dated March 25, 2013, we obtained written consent from JPMorgan Chase Bank to pay dividends on our Series A Preferred Shares. See “Liquidity and Capital Resources” in Item 7 of Part II included in this report for further information on the covenants under the secured Credit Agreement. Any future determination to pay cash dividends on our common stock will be subject to the above restriction, as well as restrictions under any other existing indebtedness, at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and other factors the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Sales of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.                SELECTED FINANCIAL DATA

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information under this item.

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

We believe our strategy of disintermediating the traditional auto parts supply chain and selling products directly to customers over the Internet allows us to efficiently deliver products to our customers. Industry-wide trends that support our strategy include:

1. Number of SKUs required to serve the market. The number of automotive SKUs has grown dramatically over the last several years. In today’s market, unless the consumer is driving a high volume produced vehicle and needs a simple maintenance item, the part they need is not typically on the shelf at a brick-and-mortar store. We believe our user-friendly websites provide customers with a favorable alternative to the brick-and-mortar shopping experience by offering a comprehensive selection of over 1.5 million SKUs with detailed product descriptions, attributes and photographs combined with the flexibility of fulfilling orders using both drop-ship and stock-and-ship methods.

2. U.S. vehicle fleet expanding and aging.  The average age of U.S. light vehicles, an indicator of auto parts demand, remained near record-highs at 11.7 years during 2018, according to the U.S. Auto Care Association, an industry association that expects the average age to rise even further during 2019. In addition, IHS, a market analytics firm, found that the total number of light vehicles in operation in the U.S. has increased to record levels, and should continue to rise through 2019. We believe an increasing vehicle base and rising average age of vehicles will have a positive impact on overall aftermarket parts demand because older vehicles generally require more repairs. In many cases we believe these older vehicles are driven by do-it-yourself

("DIY") car owners who are more likely to handle any necessary repairs themselves rather than taking their car to the professional repair shop.

3. Growth of online sales. The U.S. Auto Care Association estimated that overall revenue from online sales of auto parts and accessories would reach approximately $13.2 billion in 2018 and more than double by 2023. Improved product availability, lower prices and consumers’ growing comfort with digital platforms are driving the shift to online sales. We believe that we are well positioned for the shift to online sales due to our history of being a leading source for aftermarket automotive parts through online marketplaces and our network of websites.

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

International Operations. In April 2007, we established offshore operations in the Philippines. Our offshore operations allow us to access a workforce with the necessary technical skills at a significantly lower cost than comparably experienced U.S.-based professionals. Our offshore operations are responsible for a majority of our website development, catalog management, and back office support. Our offshore operations also house our main call center. We had 701 employees in the Philippines as of December 29, 2018. We believe that the cost advantages of our offshore operations provide us with the ability to grow our business in a more cost-effective manner than using U.S.-based resources.

AutoMD. In March of 2017, AutoMD, a majority owned subsidiary focused on auto repairs, filed for dissolution. The AutoMD operating segment has been classified as discontinued operations and its results of operations are reflected under loss from discontinued operations in our consolidated financial statements. The dissolution of AutoMD has a material impact on the Company’s operations and financial results given it was previously reported under a separate operating segment.

Key Metrics. To understand revenue generation through our network of e-commerce websites and online marketplaces, we monitor several key business metrics, including the following:

	52 Weeks Ended	52 Weeks Ended
	December 29, 2018	December 30, 2017
Unique Visitors (millions)(1)	69.3	96.9
E-commerce Orders (thousands)	1,760	1,892
Online Marketplace Orders (thousands)	1,573	1,740
Total Online Orders (thousands)	3,333	3,632
E-commerce Average Order Value	$98	$101
Online Marketplace Average Order Value	$73	$66
Total Online Average Order Value	$86	$82
Revenue Capture(1)	87.5%	85.5%
Conversion(1)	2.54%	1.95%

1	Excludes online marketplaces and media properties (e.g. AutoMD).

Unique Visitors: A unique visitor to a particular website represents a user with a distinct IP address that visits that particular website. We define the total number of unique visitors in a given month as the sum of unique visitors to each of our websites during that month. We measure unique visitors to understand the volume of traffic to our websites and to track the effectiveness of our online marketing efforts. The number of unique visitors has historically varied based on a number of factors, including our marketing activities and seasonality. Included in the unique visitors are mobile device based customers, who are becoming an increasing part of our business. Shifting consumer behavior and technology enhancements indicates that customers are becoming more inclined to purchase auto parts through their mobile devices. User sophistication and technological advances have increased consumer expectations around the user experience on mobile devices, including speed of response, functionality, product availability, security, and ease of use. We believe enhancements to online solutions specifically catering to mobile based shopping can result in an increase in the number of orders and revenues. We believe an increase in unique visitors to our websites will result in an increase in the number of orders. We seek to increase the number of unique visitors to our websites by attracting repeat customers and improving search engine marketing and other internet marketing activities. During fiscal year 2018, our unique visitors decreased by 28.5% compared to the fiscal year 2017 primarily due to a shift in traffic from our e-commerce sites to online marketplaces, as described in further detail under “—Executive Summary” below.

Total Number of Orders: We monitor the total number of orders as an indicator of future revenue trends. During the fiscal year 2018, the total number of orders decreased by 8.2% compared to the fiscal year 2017, with e-commerce and online marketplace orders decreasing by 7.0% and 9.6%, respectively. We believe total number of orders declined primarily due to lower e-commerce traffic and a reduction in search presence on the platform of one of our marketplace partners, partially offset by higher conversion on our e-commerce sites.

Average Order Value: Average order value represents our net sales on a placed orders basis for a given period of time divided by the total number of orders recorded during the same period of time. During the fiscal year 2018, our average order value increased by 4.9% when compared to the fiscal year 2017 primarily driven by increases in online marketplaces order value. We seek to increase the average order value as a means of increasing net sales. Average order values vary depending upon a number of factors, including the components of our product offering, the order volume in certain online sales channels, mix changes between private label and branded, macro-economic conditions, and the competition online.

Revenue Capture: Revenue capture is the amount of actual dollars retained after taking into consideration returns, credit card declines and product fulfillment. During the fiscal year 2018, our revenue capture increased by 2.3% to 87.5% compared to 85.5% in fiscal year 2017, primarily due to various initiatives aimed at reducing returns and fulfillment expense.

Conversion: Conversion is the number of orders as a rate to the total number of unique visitors. This rate indicates how well we convert a visitor to a customer sales order. During fiscal year 2018, our conversion increased by 30.3% to 2.5% in fiscal year 2018 compared to 2.0% in fiscal year 2017 as a result of initiatives designed to improve the overall customer experience.

Executive Summary

For fiscal 2018, our continuing operations generated net sales of $289,467, compared with $303,366 for fiscal year 2017, representing a decrease of 4.6% compared to the prior year. Our continuing operations incurred a net loss for fiscal 2018 of $4,889, compared to net income of $24,574 for fiscal 2017. Our continuing operations generated Adjusted EBITDA, or net income before net interest expense, income tax provision, depreciation and amortization expense and amortization of intangible assets, share-based compensation expense, impairment loss and restructuring costs, costs related to our customs issues, proceeds from the sale of our AutoMD assets and employee transition costs ("Adjusted EBITDA"), of $10,379 in fiscal 2018 compared to $14,213 in fiscal 2017. Adjusted EBITDA, which is not a Generally Accepted Accounting Principle (GAAP) measure, is presented because management uses it as one measure of the Company’s operating performance, as it assists in comparing the Company’s operating performance on a consistent basis by removing the impact of stock compensation expense, as well as items that are not expected to be recurring. Internally, this non-GAAP measure is also used by management for planning purposes, including the preparation of internal budgets; for allocating resources to enhance financial performance; and for evaluating the effectiveness of operational strategies. The Company also believes that such measure is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income, or as an alternative to cash flows as a measure of the Company’s overall liquidity, as presented in the Company’s consolidated financial statements. Further, the Adjusted EBITDA measure shown may not be comparable to similarly titled measures used by other companies. Refer to the table presented below for reconciliation of net loss to Adjusted EBITDA.

Total revenues decreased in fiscal 2018 compared to fiscal 2017 primarily due to a decline in our online sales, partially offset by an increase in our offline sales. Our online sales, which include our e-commerce, online marketplace sales channels and online advertising, contributed 89.1% of total revenues, and our offline sales, which consist of our Kool-Vue® and wholesale operations, contributed 10.9% of total revenues. Our online sales for fiscal year 2018 decreased by $16,294, or 5.9%, to $258,014 primarily due to a decrease in total online orders of 8.2%, partially offset by an increase in average order value of 4.9%. The decrease in total orders was primarily attributable to a decrease in marketplace sales with one of our channel partners, as well as due to a decrease in e-commerce sales attributable to a reduction of traffic and lower in-stock rates resulting from our customs issues. Our offline sales increased by $2,401, or 8.3%, to $31,460 compared to the same period last year primarily due to increased sales of our Kool-Vue® product.

Like most e-commerce retailers, our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. Historically, marketing through search engines provided the most efficient opportunity to reach millions of online auto part buyers. We are included in search results through paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our websites. Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. We have had a history of success with our search engine marketing techniques, which gave our different websites preferred positions in search results. Search engines, like Google, revise their algorithms from time to time in an attempt to optimize their search results. During the last few years, Google has changed its search results ranking algorithm. In some cases our unique visitor count, and therefore our financial results, were negatively impacted by these changes. We continue to address the ongoing changes to the Google methodology, but during the fiscal year 2018, our unique visitor count decreased by 27.6 million, or 28.5%, to 69.3 million unique visitors compared to 96.9 million unique visitors in fiscal 2017 primarily due to a shift in traffic from our e-commerce sites to our online marketplaces. As in the past we expect Google will continue to make changes in their search engine algorithms to improve their user experience. As we are significantly dependent upon search engines for our website traffic, if we are unable to address these ongoing changes and attract unique visitors, our business and results of operations will be harmed.

Total expenses, which primarily consisted of cost of sales and operating costs, decreased in fiscal year 2018 compared to the same period in 2017. Components of our cost of sales and operating costs are described in further detail under — “Basis of Presentation” below.

We continue to pursue strategies to improve sales growth and gross profit while reducing operating costs as percent of sales:

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

In January 2019, Lev Peker was appointed as Chief Executive Officer. Following his appointment, the Company is in the process of making additional investments in its marketing, user experience, and technology teams designed to improve organic and paid search, retention marketing and improvements to our technology infrastructure. We also plan to restructure the organization to focus on our most prominent e-commerce websites and provide users of our sites with the same or better experience than they would receive on the marketplace sites.   We will therefore be placing a significant effort on restructuring our data and catalog methodologies to enhance the discovery of products and make our catalog a stronger competitive advantage on our e-commerce sites. We expect to start to receive some of the benefits from these investments towards the end of the year. We are also taking steps to offset some of the freight and competitive pressure which have impacted our gross margin, including developing exclusive private label parts not readily available to our competitors, delivering improved customer experience and making changes to our supply chain by getting closer to the customer to realize freight savings.

While we will shift resources away from the marketplace business, we will continue to be present in the marketplace platforms. Auto parts buyers are finding third-party online marketplaces to be a very attractive environment, for many reasons, the top five being: (1) the security of their personal information; (2) the ability to easily compare product offerings from multiple sellers; (3) transparency (consumers can leave positive or negative feedback about their experience); (4) favorable pricing; and (5) the availability of products not found in stock at brick-and-mortar stores. Successful selling in these third-party online marketplaces depends on product innovation, and strong relationships with suppliers, both of which we believe to be our core competencies.

Adjusted EBITDA, which is not a Generally Accepted Accounting Principle measure, is presented because management uses it as one measure of the Company’s operating performance, as it assists in comparing the Company’s operating performance on a consistent basis by removing the impact of stock compensation expense, as well as items that are not expected to be recurring. Internally, this non-GAAP measure is also used by management for planning purposes, including the preparation of internal budgets; for allocating resources to enhance financial performance; and for evaluating the effectiveness of operational strategies. The Company also believes that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate the ongoing operations of companies in our industry. It should not be considered, however, as an alternative to operating income, or as an alternative to cash flows as a measure of the Company’s overall liquidity. Further, the Adjusted EBITDA measure shown may not be comparable to similarly titled measures used by other companies. The table below reconciles net income loss to Adjusted EBITDA for the periods presented (in thousands):

	Fifty-two weeks ended
	December 29, 2018	December 30, 2017
(Loss) income from continuing operations	(4,889)	24,574
Depreciation & amortization	5,802	6,397
Amortization of intangible assets	185	319
Interest expense, net	1,595	1,647
Taxes	(329)	(21,540)
EBITDA	$2,364	$11,397
Stock comp expense	$3,595	$2,816
Employee transition costs	774	—
Customs Costs(1)	5,046	—
Proceeds from AutoMD sale	(1,400)	—
Adjusted EBITDA	$10,379	$14,213

(1) We incurred port and carrier fees and legal costs associated with our customs related issues. Refer to “Note 7 – Commitments and Contingencies” of our Notes to Consolidated Financial Statements for additional details.

Basis of Presentation

Net Sales. Online and offline sales represent two different sales channels for our products. We generate online net sales primarily through the sale of auto parts to individual consumers through our network of e-commerce websites, online marketplace sales channels and online advertising. E-commerce sales are derived from our network of websites, which we own and operate. E-commerce and online marketplace sales also include inbound telephone sales through our call center that supports these sales channels. Online marketplaces consist primarily of sales of our products on online marketplace websites, where we sell through storefronts that we maintain on third-party owned websites. We sell advertising and sponsorship positions on our e-commerce websites to highlight vendor brands and offer complementary products and services that benefit our customers. Advertising is targeted to specific sections of the websites and can also be targeted to specific users based on the vehicles they drive. Advertising partners primarily include part vendors, national automotive aftermarket brands and automobile manufacturers. Our offline sales channel represents our distribution of products directly to commercial customers by selling auto parts to collision repair shops. Our offline sales channel also includes both stock ship distribution as well as drop ship programs for automotive warehouse distributors and other online resellers. The product mix includes the majority of our private labeled stock ship items, which include the replacement collision parts and our Kool-Vue® mirror line. We also serve consumers by operating a retail outlet store in LaSalle, Illinois.

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

Discontinued Operations

The Company historically operated in two reportable operating segments, the core auto parts business ("Base USAP"), and an online automotive repair information source of which we were a majority stockholder ("AutoMD"). The criteria the Company used to identify operating segments were primarily the nature of the products we sell or services we provided and the consolidated operating results that were regularly reviewed by our chief operating decision maker to assess performance and make operating decisions. On March 6, 2017, AutoMD redeemed its stock from the minority stockholders and subsequently dissolved. The AutoMD operating segment has been classified as discontinued operations for all periods presented. See "Note 12 - Discontinued Operations" for further discussion.

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Fiscal Year Ended
	December 29, 2018	December 30, 2017
Net sales	100.0%	100.0%
Cost of sales	72.8	70.4
Gross profit	27.2	29.6
Operating expenses:
Marketing	13.2	13.0
General and administrative	6.9	5.8
Fulfillment	7.4	7.6
Technology	1.4	1.6
Amortization of intangible assets	0.1	0.1
Total operating expenses	28.9	28.1
(Loss) income from operations	(1.7)	1.5
Other income (expense):
Other income, net	0.5	0.0
Interest expense	(0.6)	(0.5)
Total other expense, net	(0.1)	(0.5)
Loss (income) from continuing operations before income taxes	(1.8)	1.0
Income tax benefit	(0.1)	(7.1)
(Loss) income from continuing operations	(1.7)%	8.1%

Fifty-Two Weeks Ended December 29, 2018 Compared to the Fifty-Two Weeks Ended December 30, 2017

Net Sales and Gross Margin

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	$ Change	% Change
	(in thousands)
Net sales	$289,467	$303,366	$(13,899)	(4.6)%
Cost of sales	210,746	213,706	(2,960)	(1.4)%
Gross profit	$78,721	$89,660	$(10,939)	(12.2)%
Gross margin	27.2%	29.6%		(2.4)%

Net sales decreased  $13,899 for fiscal year 2018 compared to fiscal year 2017. Our net sales consisted of online sales, which include our e-commerce sites, online marketplace sales channels and online advertising, representing 89.1% of the total for fiscal year 2018 (compared to 90.4% in fiscal year 2017), and offline sales, representing 10.9% of the total for fiscal year 2018 (compared to 9.6% in fiscal year 2017). The net sales decrease was due to a decrease of $16,294, or 5.9%, in online sales, partially offset by an increase of $2,401, or 8.3%, in offline sales. Offline sales increased primarily due to increased Kool-Vue® sales. Our online sales decreased primarily due to a decrease in total online orders of 8.2%, partially offset by an increase in average order value of 4.9%. The decrease in total orders was primarily attributable to a decrease in marketplace sales with one of our channel partners, as well as due to a decrease in e-commerce sales attributable to a reduction of traffic and lower in-stock rates resulting from our customs issues.

Gross profit decreased  $10,939, or 12.2%, in fiscal year 2018 compared to fiscal year 2017. Gross margin decreased 2.4% to 27.2% in fiscal year 2018 compared to 29.6% in fiscal year 2017. Gross margin decreased in fiscal year 2018 compared to fiscal year 2017 primarily due to a sales channel mix shift towards online marketplaces, as well as additional costs related to our customs issues and increased freight costs, partially offset by a favorable mix shift of private label sales compared to last year.

Marketing Expense

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	$ Change	% Change
	(in thousands)
Marketing expense	$38,081	$39,293	$(1,212)	(3.1)
Percent of net sales	13.2%	13.0%		0.2%

Total marketing expense decreased  $1,212, or 3.1%, for fiscal year 2018 compared to fiscal year 2017. As a percent to net sales, total marketing expense was 13.2% for fiscal 2018 compared to 13.0% for fiscal year 2017. Online advertising expense, which includes catalog costs, was $20,942, or 8.1%, of online sales for fiscal year 2018, compared to $21,055, or 7.7%, of online sales for fiscal year 2017. Online advertising expense decreased primarily due to decreased e-commerce advertising, as well as the elimination of our catalog advertising program. Marketing expense, excluding online advertising, was $17,181, or 5.9%, of net sales for fiscal year 2018, compared to $18,238, or 6.0%, of net sales for fiscal year 2017. The decrease was primarily due to a decrease in labor costs.

General and Administrative Expense

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	$ Change	% Change
	(in thousands)
General and administrative expense	$19,963	$17,612	$2,351	13.3%
Percent of net sales	6.9%	5.8%		1%

General and administrative expense increased  $2,351, or 13.3%, for fiscal year 2018 compared to fiscal year 2017 primarily due to increased overhead costs, and legal costs associated with our customs issue. General and administrative expense increased as a percentage of net sales compared to 2017.

Fulfillment Expense

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	$ Change	% Change
	(in thousands)
Fulfillment expense	$21,310	$23,090	$(1,780)	(7.7)%
Percent of net sales	7.4%	7.6%		(0)

Fulfillment expense decreased  $1,780, or 7.7%, for fiscal year 2018 compared to fiscal year 2017 primarily due to a decrease in depreciation and amortization.  Fulfillment expense decreased as a percentage of net sales compared to 2017.

Technology Expense

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	$ Change	% Change
	(in thousands)
Technology expense	$4,188	$4,711	$(523)	(11.1)%
Percent of net sales	1.4%	1.6%		(0.1)%

Technology expense decreased  $523, or 11.1%, for fiscal year 2018 compared to fiscal year 2017 primarily due to decreased labor expenses. Technology expense decreased slightly as a percentage of net sales compared to 2017.

Total Other Expense, Net

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	$ Change	% Change
	(in thousands)
Other expense, net	$(211)	$(1,601)	$1,390	(86.8)%
Percent of net sales	(0.1)%	(0.5)%		0.5

Total other expense, net decreased $1,390, or 86.8%, for fiscal year 2018 compared to fiscal year 2017. Total other expense decreased during fiscal year 2018 compared to fiscal year 2017 primarily due to the sale of AutoMD assets. (See further detail in “Note 4 – Borrowings” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report).

Income Tax Provision

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	$ Change	% Change
	(in thousands)
Income tax benefit	$(329)	$(21,540)	$21,211	(98.5)%
Percent of net sales	(0.1)%	(7.1)%		7.0%

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

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. As of December 29, 2018, there was no material change in the evidence as it related to the amount of the Company’s deferred tax assets that were more likely than not to be realized in future years and so the Company continued to maintain a valuation allowance in the amount of $5,816 against deferred tax assets that were not more likely than not of being recognized. As we continue to assess our operations, to the extent our results and expectations of core earnings continue to improve, we may release additional valuation reserves in the future. Conversely, to the extent that our results deteriorate, we may be required to reverse some, or even all, of the allowance released.

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

Income tax (benefit) provision differs from the amount that would result from applying the federal statutory rate as follows (in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017
Income tax at U.S. federal statutory rate	$(1,096)	$1,032
Change in U.S. federal statutory rate	—	12,171
Tax attributes written off	522	1,110
Share-based compensation	727	1,027
State income tax, net of federal tax effect	(66)	231
Foreign tax	68	(77)
Other	9	38
Change in valuation allowance	(493)	(37,072)
Effective income tax benefit	$(329)	$(21,540)

As of December 29, 2018, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. At December 29, 2018, federal and state net operating loss (“NOL”) carryforwards were $74,418 and $72,152, respectively. Federal NOL carryforwards of $2,106 were acquired in the acquisition of WAG which are subject to Internal Revenue Code section 382 and limited to an annual usage limitation of $135. Federal NOL carryforwards begin to expire in 2029, while state NOL carryforwards begin to expire in 2019.

Liquidity and Capital Resources

Sources of Liquidity

During the fifty-two weeks ended December 29, 2018, we primarily funded our continuing operations with cash and cash equivalents generated from operations as well as through borrowing under our credit facility. We had cash and cash equivalents of $2,031 as of December 29, 2018, representing a $819 decrease from $2,850 of cash and cash equivalents as of December 30, 2017. The cash decrease was primarily due to cash used in financing activities. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our credit facility will be sufficient to finance our operations through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).

As of December 29, 2018, our credit facility provided for a revolving commitment of up to $30,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment. (see “Debt and Available Borrowing Resources” below).

Working Capital

As of December 29, 2018 and December 30, 2017, our working capital was $10,466 and $13,634, respectively. Our revolving loan does not require principal payments, however it is classified as current due to certain U.S. GAAP requirements (see “Debt and Available Borrowing Resources” below for further details). The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for fiscal year 2018, and 2017, respectively (in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017
Net cash provided by operating activities	$6,181	$11,634
Net cash used in investing activities	(5,689)	(4,857)
Net cash used in financing activities	(1,283)	(10,565)
Effect of exchange rate changes on cash	(27)	(5)
Net change in cash and cash equivalents	$(819)	$(3,793)

Operating Activities

Cash provided by operating activities is primarily comprised of net income, adjusted for non-cash activities such as depreciation and amortization expense, amortization of intangible assets, impairment losses and share-based compensation expense. These non-cash adjustments represent charges reflected in net income and, therefore, to the extent that non-cash items increase or decrease our operating results, there will be no corresponding impact on our cash flows. Net income adjusted for non-cash adjustments to operating activities was $4,267 (adjusted for non-cash charges primarily consisting of depreciation and amortization expense of $5,802 and share-based compensation expense of $3,595) for the period ended December 29, 2018 compared to $12,130 (adjusted for non-cash charges primarily consisting of deferred income taxes of $21,476 and depreciation and amortization expense of $6,397) for the period ended December 30, 2017. After excluding the effects of the non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities.

•

Accounts receivable increased to $3,727 at December 29, 2018 from $2,470 at December 30, 2017, resulting in an increase in operating assets and reflecting a cash outflow of $1,257 for the fiscal year ended December 29, 2018. Accounts receivable increased primarily due to increases in trade and credit card receivables due related to timing of collections during the year-end holiday season.

•

Inventory decreased to $49,626 at December 29, 2018 from $54,231 at December 30, 2017, resulting in a decrease in operating assets and reflecting a cash inflow of $4,605 for the fiscal year ended December 29, 2018.

•

Accounts payable and accrued expenses increased to $44,286 at December 29, 2018 compared to $43,362 at December 30, 2017 resulting in an increase in operating liabilities and reflecting a cash inflow of $924 for the fiscal year ended December 29, 2018. Accounts payable and accrued expenses increased primarily due to an increase in accrued expenses of $2,884.

•

Other current liabilities increased to $2,918 resulting in an increase in operating liabilities and reflecting a cash inflow of $461 for the fiscal year ended December 29, 2018. Other current liabilities increased primarily due to an increase in the sales returns accrual.

Investing Activities

For the fiscal years ended December 29, 2018 and December 30, 2017, net cash used in investing activities was primarily the result of increases in property and equipment ($5,689, and $4,896 respectively). Property and equipment is primarily internally developed software. Capitalized costs include amounts directly related to website and software development, primarily payroll and payroll related costs for employees and outside contractors who are directly associated with and devote time to the internal use software project.

Financing Activities

For the fiscal year ended December 29, 2018, net cash used in financing activities was primarily due to payments made on our revolving loan payable. For the fiscal year ended December 30, 2017, net cash used in financing activities was primarily due to repurchases of outstanding shares of common stock, and payments made on our revolving loan payable. (see further discussion in “Debt and Available Borrowing Resources” below).

Debt and Available Borrowing Resources

Total debt (comprised of capital lease payable) was $9,153 as of December 29, 2018 compared to $9,752 as of December 30, 2017.

The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. At December 29, 2018, our outstanding revolving loan balance was $0. The customary events of default under the Credit Facility (discussed below) include certain subjective acceleration clauses. Management has determined the likelihood of an acceleration is more than remote, considering the recurring losses experienced by the Company. As a result, any outstanding borrowings under the Credit Facility would be classified as a current liability.

Loans drawn under the credit facility bear interest at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.25%, or (b) a “base rate” subject to an increase or reduction by up to 0.25% per annum based on the Company’s fixed charge coverage ratio. At December 29, 2018, the Company’s LIBOR based interest rate was 3.81% (on $0 principal) and the Company’s prime based rate was 5.25% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. As of December 29, 2018, our outstanding letters of credit balance was $14,714 of which $11,433 was utilized and included in accounts payable on our consolidated balance sheet.

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

Events of default under the Credit Agreement include: failure to timely make payments due under the Credit Agreement; material misrepresentations or misstatements under the Credit Agreement and other related agreements; failure to comply with covenants under the Credit Agreement and other related agreements; certain defaults in respect of other material indebtedness; insolvency or other related events; certain defaulted judgments; certain ERISA-related events; certain security interests or liens under the loan documents cease to be, or are challenged by the Company or any of its subsidiaries as not being, in full force and effect; any loan document or any material provision of the same ceases to be in full force and effect; and certain criminal indictments or convictions of any Loan Party. As of December 29, 2018, the Company was in compliance with all covenants under the Credit Agreement.

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

As of December 29, 2018, the Company had total capital leases payable of $9,153. The present value of the net minimum payments on capital leases as of December 29, 2018 is as follows:

Total minimum lease payments	$15,317
Less amount representing interest	(6,164)
Present value of net minimum lease payments	9,153
Current portion of capital leases payable	594
Capital leases payable, net of current portion	$8,559

See additional information in “Note 4 – Borrowings” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this report.

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

Revenue Recognition. We recognize revenue from product sales and shipping revenues, net of promotional discounts and return allowances, when the following five revenue recognition criteria are met: a contract has been identified, separate performance obligations are identified, the transaction price is determined, the transaction price is allocated to separate performance obligations and revenue is recognized upon satisfying each performance obligation. The Company transfers the risk of loss or damage upon shipment, therefore, revenue from product sales is recognized when it is shipped to the customer. Return allowances, which reduce product revenue by the Company’s best estimate of expected product returns, are estimated using historical experience.

Revenue from sales of advertising is recorded when performance requirements of the related advertising program agreement are met.

We evaluate the criteria of ASC 605‑45 Revenue Recognition Principal Agent Considerations in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when the Company is the primary party obligated in a transaction, the Company is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded at gross.

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

In May 2014, the FASB issued ASU 2014‑09, "Revenue from Contracts with Customers" (Topic 606), which was further updated in March, April, May and December 2016. We adopted this ASU on December 31, 2017 with a cumulative adjustment to increase retained earnings rather than retrospectively adjusting prior periods. The cumulative adjustment and related costs was $340, and was due to no longer recording a synthetic shipping lag adjustment. In the current year we began to recognize revenue upon shipment. Therefore, we do not anticipate a significant effect on future revenue amounts.

Inventory. Inventory consists of finished goods available-for-sale. We purchase inventory from suppliers both domestically and internationally, primarily in Taiwan and China. We believe that our products are generally available from more than one supplier, and we maintain multiple sources for many of our products, both internationally and domestically. We offer a broad line of auto parts for automobiles, trucks, motorcycles and recreational vehicles from model years 1965 to 2018. Because of the continued demand for our products, we primarily purchase products in bulk quantities to take advantage of quantity discounts and to ensure inventory availability.

Inventory is accounted for using the first-in first-out (“FIFO”) method and valued at the lower of cost or net realizable value. During this valuation, we are required to make judgments about expected disposition of inventory, generally, through sales, returns to product vendors, or liquidations of obsolete or scrap products, and expected recoverable values of each disposition category based on currently-available information. If actual market conditions are less favorable than those anticipated by management, additional write-down of the value of our inventory may be required.

Website and Software Development Costs. We capitalize certain costs associated with software developed for internal use according to ASC Topic 350‑40‑ Intangibles – Goodwill and Other – Internal-Use Software (“ASC 350‑40”), and ASC Topic 350‑50‑ Intangibles – Goodwill and Other – Website Development Costs (“ASC 350‑50”). Under these provisions, we capitalize costs associated with website development and software developed for internal use when both the preliminary project design and testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website development and software development such as payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use software project. Capitalization of these costs ceases when the project is substantially complete and ready for its intended use. These amounts are amortized on a straight-line basis over two to three years once the software is placed into service.

Income Taxes. The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When appropriate, a valuation reserve is established to reduce deferred tax assets, which include tax credits and loss carry forwards, to the amount that is more likely than not to be realized. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each applicable tax jurisdiction. We consider the following possible sources of taxable income when assessing the realization of our deferred tax assets:

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

Share-Based Compensation. We account for share-based compensation in accordance with ASC Topic 718‑ Compensation – Stock Compensation (“ASC 718”). ASC 718 requires that all share-based compensation to employees, including grants of employee stock options, be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payment awards. The Black-Scholes valuation models require extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and, consequently, the related amount of share-based compensation expense recognized in the Consolidated Statements of Comprehensive Operations could have been significantly different than the amounts recorded.

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

The Company accounts for equity instruments issued in exchange for the receipt of services from non-employee directors in accordance with the provisions of ASC 718. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 505‑50 - Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. Equity instruments awarded to non-employees are periodically re-measured as the underlying awards vest unless the instruments are fully vested, immediately exercisable and non-forfeitable on the date of grant. Forfeitures are accounted for as they occur.

ITEM 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information under this item.

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

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 29, 2018 pursuant to Rule 13a‑15 and 15d‑15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objectives for which they were designed and operated at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a‑15(f) under the Securities Exchange Act of 1934, as amended). We assessed the effectiveness of our internal control over financial reporting as of December 29, 2018, based on the “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment was conducted utilizing our documentation of policies and procedures, risk control matrices, gap analysis, key process walk-throughs and management’s knowledge of and interaction with its controls and testing of our key controls.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on such assessment and criteria, management has concluded that the internal controls over financial reporting were not effective as of December 29, 2018.

As of December 29, 2018, we had identified a matter that constituted a material weakness in our internal controls over financial reporting, related to review over the accounting for significant and unusual transactions.  As a result, abnormal in-bound costs related to inventory affected by our customs issues were improperly amortized over the life of the effected inventory, rather than being expensed as period charges. In addition, certain impacts of the Tax Cuts and Jobs Act related to interest deduction limitations were incorrectly calculated in our initial tax provision. We are taking steps to correct this material weakness, including enhancing our policies, procedures and controls around having any significant and unusual items immediately brought to the attention of the accounting team to have them properly researched and have the appropriate accounting treatment applied. As it relates to this issue, we have performed additional analyses and other procedures to ensure that our consolidated financial statements contained in this Annual Report were prepared in accordance with GAAP and applicable SEC regulations.

Changes in Internal Control Over Financial Reporting

The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a‑15(d), the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter ended December 29, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report however, based upon the aforementioned material weakness, we will be making the changes described above to enhance our internal controls.

ITEM 9B.                OTHER INFORMATION

None.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)

Identification of Directors. The information under the caption “Election of Directors,” appearing in the Proxy Statement (“Proxy Statement”), is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2018.

(b)

Identification of Executive Officers and Certain Significant Employees. The information under the caption “Executive Compensation and Other Information—Executive Officers,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2018.

(c)

Compliance with Section 16(a) of the Exchange Act. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2018.

(d)

Code of Ethics. The information under the caption “Corporate Governance – Code of Ethics and Business Conduct,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2018.

(e)

Board Committees. The information under the caption “Corporate Governance — Board Committees and Meetings,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2018.

ITEM 11.                EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation and Other Information”, appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2018.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Securities Authorized for Issuance Under Equity Compensation Plans” and “Ownership of Securities by Certain Beneficial Owners and Management,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2018.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Corporate Governance — Director Independence” and “Certain Relationships and Related Transactions,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2018.

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Fees Paid to Independent Registered Public Accounting Firm,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2018.

PART IV

ITEM 15.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:
(1)

Financial Statements. The following financial statements of U.S. Auto Parts Network, Inc. are included in a separate section of this Annual Report on Form 10‑K commencing on the pages referenced below:

(2)	Financial Statement Schedules.

All schedules have been omitted because they are not required or the required information is included in our consolidated financial statements and notes thereto.

(3)	Exhibits.

The following exhibits are filed herewith or incorporated by reference to the location indicated below:

EXHIBIT INDEX

Exhibit No.	Description

2.1

Stock Purchase Agreement executed August 2, 2010 among the Acquisition Sub, WAG, Riverside and the other stockholders of WAG (incorporated by reference to Exhibit 10.57 to the Company’s Current Report on Form 8 K filed with the Securities and Exchange Commission on August 4, 2010)

3.1

Second Amended and Restated Certificate of Incorporation of U.S. Auto Parts Network, Inc. as filed with the Delaware Secretary of State on February 14, 2007 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10 K filed with the Securities and Exchange Commission on April 2, 2007)

3.2

Amended and Restated Bylaws of U.S. Auto Parts Network, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10 K filed with the Securities and Exchange Commission on April 2, 2007)

3.3

Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of U.S. Auto Parts Network, Inc. (incorporated by reference to the Current Report on Form 8 K filed on March 25, 2013)

3.4

Amendment to Amended and Restated Bylaws of U.S. Auto Parts Network, Inc. (incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10 K file with the Securities and Exchange Commission on March 11, 2016)

4.1*	Specimen common stock certificate

10.1+*	U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan

10.2+*	Form of Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.3+*	Form of Notice of Grant of Stock Option under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.4+*	Form of Acceleration Addendum to Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.5+*	U.S. Auto Parts Network, Inc. 2007 Omnibus Plan and Form of Award Agreements

10.6+	2018 Independent Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10 Q filed with the Securities and Exchange Commission on August 9, 2018)

10.7+

Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10 K filed with the Securities and Exchange Commission on March 11, 2016)

10.8+

Employment Agreement dated March 23, 2015 between U.S. Auto Parts Network, Inc. and Neil Watanabe (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on March 24, 2015).

10.9+

Amended Employment Agreement dated June 14, 2018  between the Company and David Eisler (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10 Q filed with the Securities and Exchange Commission on August 9, 2018)

10.10+

Employment Agreement dated November 27, 2018 between the Company and Lev Peker (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on November 28, 2018)

10.11

Board Candidate Agreement dated May 31, 2018 by and among the Company, Mehran Nia, and the Nia Living Trust Established September 2, 2004 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on June 1, 2018)

Exhibit No.	Description
10.12

Letter Agreement, dated May 31, 2018, by and U.S. Auto Parts Network, Inc., Mina Khazani, and the Mina Khazani Living Trust, Dated May 30, 2007 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on June 1, 2018)

10.13+

Transition Consulting Services Agreement dated March 30, 2017 between the Company and Shane Evangelist (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on March 31, 2017)

10.14+

Employment Agreement dated March 30, 2017, between the Company and Aaron Coleman (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on March 31, 2017)

10.15+

Form of Notice of Grant of Restricted Stock Units to Directors under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10 Q filed with the Securities and Exchange Commission on August 9, 2018)

10.16

Contract of Lease dated January 7, 2010 by and between U.S. Autoparts Network Philippines Corporation and Robinsons Land Corporation (incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10 K filed with the Securities and Exchange Commission on March 15, 2010)

10.17

Agreement of Sublease dated September 22, 2011 by and between the Company and Timec Company Inc. ((incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10 Q filed with the Securities Exchange and Commission on November 9, 2011)

10.18

First Amendment to Agreement of Sublease, dated June 1, 2016, between the Company and Broadspectrum Downstream Services, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on June 2, 2016)

10.19+

U.S. Auto Parts Network Inc. Director Payment Election Plan (incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10 Q filed with the Securities and Exchange Commission on November 9, 2011)

10.20

Credit Agreement, dated April 26, 2012, by and between U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on April 30, 2012)

10.21

First Amended Credit Agreement, effective as of March 12, 2013, by and between U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.78 to the Annual Report on Form 10 K for the fiscal year ended December 29, 2012 filed with the Securities Exchange Commission on March 25, 2013)

10.22

Second Amended Credit Agreement, effective as of March 25, 2013, by and between U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to exhibit 10.2 to the Current Report on Form 8 k filed with the Securities and Exchange Commission on March 25, 2013)

10.23

Purchase and Sale Agreement dated April 17, 2013 by and among Whitney Automotive Group, Inc. and STORE Capital Acquisitions, LLC (incorporated by reference to the Current Report on Form 8 K filed on April 23, 2013)

10.24	Lease Agreement dated April 17, 2013 by and among U.S. Auto Parts Network, Inc. and STORE Master Funding III, LLC (incorporated by reference to the Current Report on Form 8 K filed on April 23, 2013)

10.25+	Form of Stock Unit Award Agreement (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8‑K filed with the Securities and Exchange Commission on February 18, 2014)

10.26+

Form of Stock Unit Award Agreement under the U.S. Auto Parts Network, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8‑K filed with the Securities and Exchange Commission on February 18, 2014)

Exhibit No.	Description
10.27

Third Amendment to Credit Agreement dated as of August 2, 2013 by and between U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to the Quarterly Report on Form 10‑Q for the quarterly period ended June 29, 2013)

10.28

Fourth Amendment to Credit Agreement dated August 4, 2014 by and between U.S. Auto Parts Network, Inc., certain of its wholly-owned domestic subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10‑Q filed with the Securities and Exchange Commission on August 5, 2014)

10.29

Fifth Amendment to Credit Agreement and First Amendment to Pledge and Security Agreement, dated October 8, 2014, by and among U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A (incorporated by reference to the Current Report on Form 8‑K filed on October 9, 2014)

10.30

Sixth Amendment to Credit Agreement and First Amendment to Pledge and Security Agreement, dated January 2, 2015, by and among U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A (incorporated by reference to the Current Report on Form 8‑K filed on January 5, 2015)

10.31

Seventh Amendment to Credit Agreement and Second Amendment to Pledge and Security Agreement, dated March 24, 2015, by and among U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10‑Q filed on May 13, 2015)

10.32

Eighth Amendment to Credit Agreement and Third Amendment to Pledge and Security Agreement, dated February 5, 2016, by and among U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10‑K filed with the Securities and Exchange Commission on March 11, 2016)

10.33

Ninth Amendment to Credit Agreement, dated May 6, 2016, by and among U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10‑Q filed on May 10, 2016)

10.34

Tenth Amendment to Credit Agreement and Fourth Amendment to Pledge and Security Agreement, dated November 15, 2016, by and among U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on November 15, 2016)

10.35

Form of Performance Restricted Stock Unit Award Agreement under the U.S. Auto Parts Network, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed with the Securities and Exchange Commission on January 26, 2016)

10.36

Form of 2018 Performance Restricted Stock Unit Award Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on January 11, 2018)

10.37

Form of 2018 Performance Cash Bonus Award Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on January 11, 2018)

10.38

Form of 2018 Restricted Stock Unit Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on January 11, 2018)

10.39

Deed of Lease dated February 4, 2016 by and between U.S. Auto Parts Network, Inc. and Liberty Property Limited Partnership (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10 K filed with the Securities and Exchange Commission on March 11, 2016)

Exhibit No.	Description
10.40	U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on June 2, 2016)

10.41

Form of Employee Option Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on June 2, 2016)

10.42

Form of Director Option Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8‑K filed with the Securities and Exchange Commission on June 2, 2016)

10.43

Form of Restricted Stock Unit Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8‑K filed with the Securities and Exchange Commission on June 2, 2016)

10.44

Form of Performance Restricted Stock Unit Award Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed with the Securities and Exchange Commission on January 26, 2017)

10.45

Form of Performance Cash Bonus Award Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8‑K filed with the Securities and Exchange Commission on January 26, 2017)

10.46

Form of Director and Section 16 Officer Restricted Stock Unit Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8‑K filed with the Securities and Exchange Commission on January 26, 2017)

10.47

Redemption Agreement, dated January 26, 2017 by and among AutoMD, Inc., Federal-Mogul Motorparts Corporation, and Muzzy-Lyon Auto Parts, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed with the Securities and Exchange Commission on January 30, 2017)

10.48

Redemption Agreement, dated January 26, 2017 by and among AutoMD, Inc. and Manheim Investments, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8‑K filed with the Securities and Exchange Commission on January 30, 2017)

10.49

Release Agreement, dated January 26, 2017 by and among AutoMD, Inc., U.S. Auto Parts Network, Inc., Muzzy-Lyon Auto Parts, Inc., Federal-Mogul Motorparts Corporation, Manheim Investments, Inc., Oak Investment Partners XI, L.P. and the Sol Khazani Living Trust (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on January 30, 2017)

10.50	Deferred Compensation Plan (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10‑K filed with the Securities and Exchange Commission on March 7, 2017)

10.51

Dissolution Agreement, dated March 6, 2017, by and among AutoMD, Inc., Oak Investment Partners XI, L.P. and the Sol Khazani Living Trust. (incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10‑K filed with the Securities and Exchange Commission on March 7, 2017)

10.52+

Separation Agreement and Release of Claims, dated October 5, 2018, by and between the Company and Aaron Coleman (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on October 10, 2018)

10.53+

Separation Agreement and Release of Claims, dated December 11, 2018, by and between the Company and David Eisler (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on December 11, 2018)

10.54

Board Candidate Agreement dated January 18, 2019 by and among the Company, David Kanen, Kanen Wealth Management LLC, and Philotimo Fund, LP. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on January 23, 2019)

Exhibit No.	Description

10.55

Amendment to Board Candidate Agreement dated January 17, 2019 by and among the Company, Mehran Nia, and the Nia Living Trust Established September 2, 2004. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on January 23, 2019)

10.56+

Separation Agreement and Release of Claims, dated January 23, 2019, by and between the Company and Roger Hoffmann. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on January 23, 2019)

10.57+

Separation Agreement dated January 23, 2019, by and between U.S. Auto Parts Network (Philippines) Corp. and Roger Hoffmann. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on January 23, 2019)

21.1	Subsidiaries of U.S. Auto Parts Network, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive Officer required by Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer required by Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Incorporated by reference to the exhibit of the same number from the registration statement on Form S‑1 of U.S. Auto Parts Network, Inc. (File No. 333‑138379) initially filed with the Securities and Exchange Commission on November 2, 2006, as amended.

+Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2019	U.S. AUTO PARTS NETWORK, INC.

	By:	/s/ Lev Peker
Lev Peker
Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned officers and directors of U.S. Auto Parts Network, Inc., do hereby constitute and appoint Lev Peker and Neil Watanabe, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10‑K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Lev Peker	Chief Executive Officer and Director	March 12, 2019
Lev Peker	(principal executive officer)
/s/ Neil Watanabe	Chief Financial Officer	March 12, 2019
Neil Watanabe	(principal financial and accounting officer)
/s/ Warren B. Phelps III	Chairman of the Board	March 12, 2019
Warren B. Phelps III
/s/ Joshua L. Berman	Director	March 12, 2019
Joshua L. Berman
/s/ Jay K. Greyson	Director	March 12, 2019
Jay K. Greyson
/s/ David Kanen	Director	March 12, 2019
David Kanen
/s/ Sol Khazani	Director	March 12, 2019
Sol Khazani
/s/ Mehran Nia	Director	March 12, 2019
Mehran Nia
/s/ Barbara Palmer	Director	March 12, 2019
Barbara Palmer
/s/ Bradley E. Wilson	Director	March 12, 2019
Bradley E. Wilson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

U.S. Auto Parts Network, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of U.S. Auto Parts Network, Inc. and subsidiaries (the Company) as of December 29, 2018, and December 30, 2017, the related consolidated statements of operations and comprehensive operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018, and December 30, 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ RSM US LLP

Los Angeles, CA

March 12, 2019

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par and Per Share Liquidation Value)

	December 29,	December 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$2,031	$2,850
Short-term investments	1	9
Accounts receivable, net	3,727	2,470
Inventory	49,626	54,231
Other current assets	3,400	2,972
Total current assets	58,785	62,532
Deferred income taxes	21,833	21,476
Property and equipment, net	15,184	15,085
Other non-current assets	2,163	1,605
Total assets	$97,965	$100,698
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,039	$35,999
Accrued expenses	10,247	7,363
Current portion of capital leases payable	594	579
Customer deposits	521	2,500
Other current liabilities	2,918	2,457
Total current liabilities	48,319	48,898
Capital leases payable, net of current portion	8,559	9,173
Other non-current liabilities	2,265	2,266
Total liabilities	59,143	60,337
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; $1.45 per share liquidation value or aggregate of $6,017; 4,150 shares authorized; 2,771 shares issued and outstanding at both December 29, 2018 and December 30, 2017	3	3
Common stock, $0.001 par value; 100,000 shares authorized; 34,992 and 34,666 shares issued and outstanding at December 29, 2018 and December 30, 2017 (of which 2,525 are treasury stock)	38	37
Treasury stock	(7,146)	(7,146)
Additional paid-in capital	183,139	179,906
Accumulated other comprehensive income	579	557
Accumulated deficit	(137,791)	(132,996)
Total stockholders’ equity	38,822	40,361
Total liabilities and stockholders' equity	$97,965	$100,698

See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(In Thousands, Except Per Share Data)

	Fiscal Year Ended
	December 29,	December 30,
	2018	2017
Net sales	$289,467	$303,366
Cost of sales (1)	210,746	213,706
Gross profit	78,721	89,660
Operating expenses:
Marketing	38,081	39,293
General and administrative	19,963	17,612
Fulfillment	21,310	23,090
Technology	4,188	4,711
Amortization of intangible assets	185	319
Total operating expenses	83,727	85,025
(Loss) income from operations	(5,006)	4,635
Other income (expense):
Other, net	1,387	54
Interest expense	(1,598)	(1,655)
Total other expense, net	(211)	(1,601)
Income from continuing operations before income taxes	(5,217)	3,034
Income tax benefit	(329)	(21,540)
(Loss) income from continuing operations	(4,889)	24,574
Discontinued operations (2)
Loss from operations and disposal of discontinued AutoMD operations	—	(558)
Income tax provision	—	1
Loss on discontinued operations	—	(559)
Net (loss) income	(4,889)	24,015
Other comprehensive income:
Foreign currency translation adjustments	22	(18)
Actuarial gain (loss) on defined benefit plan	—	19
Unrealized loss on investments	—	(1)
Total other comprehensive income	22	—
Comprehensive (loss) income	$(4,867)	$24,015
(Loss) income from continuing operations per share:
Basic (loss) income from continuing operations per share	$(0.14)	$0.69
Diluted (loss) income from continuing operations per share	(0.14)	0.62
Weighted average common shares outstanding:
Shares used in computation of basic income from continuing operations per share	34,941	35,192
Shares used in computation of diluted income from continuing operations per share	34,941	39,634

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

U.S AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity	Interest	Total
Balance as currently stated at December 31, 2016	4,150	4	34,623	35	180,402	(1,376)	557	(156,769)	22,853	469	23,322
Net income	—	—	—	—	—	—	—	24,015	24,015	—	24,015
Redemption of minority interest	—	—	—	—	(2,017)	—	—	—	(2,017)	(469)	(2,486)
Issuance of shares in connection with stock option exercises	—	—	1,074	1	258	—	—	—	259	—	259
Issuance of shares in connection with restricted stock units vesting	—	—	592	1	—	—	—	—	1	—	1
Minimum tax withholding on RSU’s	—	—	(220)	—	(755)	—	—	—	(755)	—	(755)
Minimum tax withholdings on options exercised	—	—	(705)	(1)	(889)		—	—	(890)	—	(890)
Issuance of shares in connection with BOD Fees	—	—	3	—	9	—	—	—	9	—	9
Share-based compensation	—	—	—	—	2,898	—	—	—	2,898	—	2,898
Cash Dividend on preferred stock	—	—	—	—	—	—	—	(189)	(189)	—	(189)
Conversion of preferred stock	(1,379)	(1)	1,379	1	—		—	—	—	—	—
Treasury Stock	—	—	(2,080)	—	—	(5,770)	—	(53)	(5,823)	—	(5,823)
Actuarial gain on defined benefit plan	—	—	—	—	—	—	19	—	19	—	19
Unrealized (loss) gain on investments, net of tax	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Effect of changes in foreign currencies	—	—	—	—	—	—	(18)	—	(18)	—	(18)
Balance as originally reported at, December 30, 2017	2,771	3	34,666	37	179,906	(7,146)	557	(132,996)	40,361	—	40,361
Effect of new accounting adoption	—	—	—	—	—	—	—	255	255	—	255
Balance as currently stated at, December 30, 2017	2,771	3	34,666	37	179,906	(7,146)	557	(132,741)	40,616	—	40,616
Net loss	—	—	—	—	—	—	—	(4,889)	(4,889)	—	(4,889)
Redemption of minority interest	—	—	—	—	—	—	—	—	—	—	—
Issuance of shares in connection with stock option exercises	—	—	6	—	6	—	—	—	6	—	6
Issuance of shares in connection with restricted stock units vesting	—	—	479	1	—	—	—	—	1	—	1
Minimum tax withholding on RSU’s	—	—	(166)	—	(430)	—	—	—	(430)	—	(430)
Issuance of shares in connection with BOD Fees	—	—	7	—	14	—	—	—	14	—	14
Share-based compensation	—	—	—	—	3,643	—	—	—	3,643	—	3,643
Cash Dividend on preferred stock	—	—	—	—	—	—	—	(161)	(161)	—	(161)
Effect of changes in foreign currencies	—	—	—	—	—	—	22	—	22	—	22
Balance, December 29, 2018	2,771	$3	34,992	$38	$183,139	$(7,146)	$579	$(137,791)	$38,822	$—	$38,822

See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fiscal Year Ended
	December 29,	December 30,
	2018	2017
Operating activities
Net (loss) income	$(4,889)	$24,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	5,802	6,397
Amortization of intangible assets	185	319
Deferred income taxes	(446)	(21,476)
Share-based compensation expense	3,595	2,842
Stock awards issued for non-employee director service	14	9
Amortization of deferred financing costs	4	32
Gain (loss) from disposition of assets	1	(8)
Changes in operating assets and liabilities:
Accounts receivable	(1,257)	796
Inventory	4,605	(3,327)
Other current assets	(1,326)	(292)
Other non-current assets	149	40
Accounts payable and accrued expenses	742	2,725
Other current liabilities	(1,135)	(712)
Other non-current liabilities	136	274
Net cash provided by operating activities	6,181	11,634
Investing activities
Additions to property and equipment	(5,689)	(4,896)
Proceeds from sale of property and equipment	1	39
Net cash used in investing activities	(5,689)	(4,857)
Financing activities
Borrowings from revolving loan payable	3,316	3,835
Payments made on revolving loan payable	(3,316)	(3,835)
Minority shareholder redemption	—	(2,486)
Payments on capital leases	(598)	(561)
Treasury stock repurchases	—	(5,823)
Statutory tax withholding payment for share-based compensation	(430)	(1,644)
Proceeds from exercise of stock options	6	258
Payment of liabilities related to financing activities	(100)	(100)
Preferred stock dividends paid	(161)	(209)
Net cash used in financing activities	(1,283)	(10,565)
Effect of exchange rate changes on cash	(27)	(5)
Net change in cash and cash equivalents	(819)	(3,793)
Cash and cash equivalents, beginning of period	2,850	6,643
Cash and cash equivalents, end of period	$2,031	$2,850
Supplemental disclosure of non-cash investing and financing activities:
Accrued asset purchases	$1,008	$831
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$81	$78
Cash paid during the period for interest	1,606	1,536

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

Fiscal Year

The Company’s fiscal year is based on a 52/53 week fiscal year ending on the Saturday closest to December 31. The fiscal years ended December 29, 2018 (fiscal year 2018) and December 30, 2017 (fiscal year 2017) are both 52 week periods.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated.

Basis of Presentation

In fiscal year 2018, the Company incurred a net loss of $4,889, compared to net income of $24,015 in fiscal year 2017. Based on our current operating plan, we believe that our existing cash, cash equivalents, short-term investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months. Should the Company’s operating results not meet expectations in 2019, it could negatively impact our liquidity as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell assets or seek additional equity or additional debt financing in the future. There can be no assurance that we would be able to raise such additional financing or engage in such additional asset sales on acceptable terms, or at all. If revenues were to decline and we incur net losses because our strategies to return to consistent profitability are not successful or otherwise, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations.

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

Fair Value of Financial Instruments

Financial instruments that are not measured at fair value include accounts receivable, accounts payable and debt. Refer to “Note 2 – Fair Value Measurements” for additional fair value information. If the Company’s revolving loan payable (see “Note 4 – Borrowings”) had been measured at fair value, it would be categorized in Level 2 of the fair value hierarchy, as the estimated value would be based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same or similar terms. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term maturities. Short-term investments are carried at fair value. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of our revolving loan payable, classified as current liability in our consolidated balance sheet, approximates its carrying amount because the interest rate is variable.

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

Inventory

Inventories consist of finished goods available-for-sale and are stated at the lower of cost or net realizable value, determined using the first-in first-out (“FIFO”) method. The Company purchases inventory from suppliers both domestically and internationally, and routinely enters into supply agreements with Asia-Pacific based suppliers of private label products and U.S.–based suppliers who are primarily drop-ship vendors. The Company believes that its products are generally available from more than one supplier and seeks to maintain multiple sources for its products, both internationally and domestically. The Company primarily purchases products in bulk quantities to take advantage of quantity discounts and to ensure inventory availability. Inventory is reported at the lower of cost or net realizable value, adjusted for slow moving, obsolete or scrap product. Inventory at December 29, 2018 and December 30, 2017 included items in-transit to our warehouses, in the amount of $9,701 and $10,164, respectively.

Website and Software Development Costs

The Company capitalizes certain costs associated with website and software developed for internal use according to ASC 350‑50 - Intangibles – Goodwill and Other – Website Development Costs and ASC 350‑40 Intangibles – Goodwill and Other – Internal-Use Software, when both the preliminary project design and testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website and software development such as payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use software project. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. These amounts are amortized on a straight-line basis over two to three years once the software is placed into service. The Company capitalized website and software development costs of $3,883 and $3,914 during fiscal year 2018 and 2017, respectively. At December 29, 2018 and December 30, 2017, our internally developed website and software costs amounted to $19,234 and $17,974, respectively, and the related accumulated amortization and impairment amounted to $16,425 and $14,429, respectively.

Long-Lived Assets and Intangibles Subject to Amortization

The Company accounts for the impairment and disposition of long-lived assets, including intangibles subject to amortization, in accordance with ASC - 360 Property, Plant and Equipment (“ASC 360”). Management assesses potential impairments whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. An impairment loss will result when the carrying value exceeds the undiscounted cash flows estimated to result from the use and eventual disposition of the asset or asset group. Impairment losses will be recognized in operating results to the extent that the carrying value exceeds the discounted future cash flows estimated to result from the use and eventual disposition of the asset or asset group. The Company continually uses judgment when applying these impairment rules to determine the timing of the impairment tests, undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset or asset group. The reasonableness of our judgments could significantly affect the carrying value of our long-lived assets. At December 29, 2018 the Company’s long-lived assets did not indicate a potential impairment under the provisions of ASC 360, therefore no impairment charges were recorded for fiscal 2018.

At December 29, 2018 the Company had intangible assets with gross carrying amount, accumulated amortization and impairment, and net carrying amounts of $4,619, $4,154 and $465, respectively. At December 30, 2017 the Company had intangible assets with gross carrying amount, accumulated amortization and impairment, and net carrying amounts of $4,619, $3,968 and $651, respectively. The net carrying value is classified as other non-current assets on the balance sheet. The following table summarizes the future estimated annual amortization expense for these assets over the next five years and thereafter:

2019	$100
2020	100
2021	100
2022	100
2023	23
Thereafter	42
Total	$465

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

Revenue Recognition

The Company recognizes revenue from product sales and shipping revenues, net of promotional discounts and return allowances, when the following revenue recognition criteria are met: a contract has been identified, separate performance obligations are identified, the transaction price is determined, the transaction price is allocated to separate performance obligations and revenue is recognized upon satisfying each performance obligation. The Company transfers the risk of loss or damage upon shipment, therefore, revenue from product sales is recognized when it is shipped to the customer. Return allowances, which reduce product revenue by the Company’s best estimate of expected product returns, are estimated using historical experience.

Revenue from sales of advertising is recorded when performance requirements of the related advertising program agreement are met. For each of the fiscal years ended 2018, and 2017, the advertising revenue represented approximately 1%, of our total revenue.

The Company evaluates the criteria of ASC 605‑45 - Revenue Recognition Principal Agent Considerations in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when the Company is the primary party obligated in a transaction, the Company is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded at gross.

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

Sales discounts are recorded in the period in which the related sale is recognized. Sales return allowances are estimated based on historical amounts and are recorded upon recognizing the related sales. Credits are issued to customers for returned products. Credits for returned products amounted to $19,691, and $21,837 for fiscal year 2018, and 2017, respectively.

No customer accounted for more than 10% of the Company’s net sales.

The following table provides an analysis of the allowance for sales returns and the allowance for doubtful accounts (in thousands):

		Charged to
	Balance at	Revenue,		Balance at
	Beginning	Cost or		End of
	of Period	Expenses	Deductions	Period
Fifty-Two Weeks Ended December 29, 2018
Allowance for sales returns	$861	$19,691	$(19,255)	$1,297
Allowance for doubtful accounts	1	66	(46)	21
Fifty-Two Weeks Ended December 30, 2017
Allowance for sales returns	$937	$21,837	$(21,913)	$861
Allowance for doubtful accounts	36	19	(54)	1

Cost of Sales

Cost of sales consists of the direct costs associated with procuring parts from suppliers and delivering products to customers. These costs include direct product costs, outbound freight and shipping costs, warehouse supplies and warranty costs, partially offset by purchase discounts and cooperative advertising. Total freight and shipping expense included in cost of sales for fiscal year 2018 and 2017 was $43,674, and $40,565, respectively. Depreciation and amortization expenses are excluded from cost of sales and included in marketing, general and administrative and fulfillment expenses.

Warranty Costs

The Company or the vendors supplying its products provide the Company’s customers limited warranties on certain products that range from 30 days to lifetime. Historically, the Company’s vendors have been the party primarily responsible for warranty claims. Standard product warranties sold separately by the Company are recorded as deferred revenue and recognized ratably over the life of the warranty, ranging from one to five years. The Company also offers extended warranties that are imbedded in the price of selected private label products sold. The product brands that include the extended warranty coverage are offered at three different service levels: (a) a five year unlimited product replacement, (b) a five year one-time product replacement, and (c) a three year one-time product replacement. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on each product’s historical return rate and historical warranty cost. The standard and extended warranty obligations are recorded as warranty liabilities and included in other current liabilities in the consolidated balance sheets. For the fiscal year 2018 and 2017, the activity in the aggregate warranty liabilities was as follows (in thousands):

	December 29, 2018	December 30, 2017
Warranty liabilities, beginning of period	$1,410	$889
Additions to warranty liabilities	597	963
Reductions to warranty liabilities	(587)	(442)
Warranty liabilities, end of period	$1,420	$1,410

Marketing Expense

Marketing costs, including advertising, are expensed as incurred. The majority of advertising expense is paid to internet search engine service providers and internet commerce facilitators. For fiscal year 2018 and 2017, the Company recognized advertising costs of $20,942 and $21,055, respectively. Marketing costs also include depreciation and amortization expense and share-based compensation expense.

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

The Company accounts for equity instruments issued in exchange for the receipt of services from non-employee directors in accordance with the provisions of ASC 718. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 505‑50 - Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. Equity instruments awarded to non-employees are periodically re-measured as the underlying awards vest unless the instruments are fully vested, immediately exercisable and non-forfeitable on the date of grant.

The Company accounts for modifications to its share-based payment awards in accordance with the provisions of ASC 718. Incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date, and is recognized as compensation cost on the date of modification (for vested awards) or over the remaining service (vesting) period (for unvested awards). Any unrecognized compensation cost remaining from the original award is recognized over the vesting period of the modified award. Forfeitures are accounted for as they occur.

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

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of December 29, 2018, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.

Taxes Collected from Customers and Remitted to Governmental Authorities

We present taxes collected from customers and remitted to governmental authorities on a net basis in accordance with the guidance on ASC 605‑45‑50‑3 - Taxes Collected from Customers and Remitted to Governmental Authorities.

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

Comprehensive Income

The Company reports comprehensive income or loss in accordance with ASC 220 - Comprehensive Income. Accumulated other comprehensive income or loss, included in the Company’s consolidated balance sheets, includes foreign currency translation adjustments related to the Company’s foreign operations, of actuarial gains and losses on the Company’s defined benefit plan in the Philippines. The Company presents the components of net income or loss and other comprehensive income or loss in its consolidated statements of comprehensive operations.

Discontinued Operations

The Company historically operated in two reportable operating segments, the core auto parts business ("Base USAP"), and an online automotive repair information source of which we were a majority stockholder ("AutoMD"). The criteria the Company used to identify operating segments were primarily the nature of the products we sell or services we provided and the consolidated operating results that were regularly reviewed by our chief operating decision maker to assess performance and make operating decisions. On March 6, 2017, AutoMD redeemed its stock from the minority stockholders and subsequently dissolved. The AutoMD operating segment has been classified as discontinued operations for all periods presented. See "Note 12 - Discontinued Operations" for further discussion.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014‑09, "Revenue from Contracts with Customers" (Topic 606), which was further updated in March, April, May and December 2016. The guidance in this update supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition". Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. We adopted this ASU on December 31, 2017 through the modified retrospective method, with a cumulative adjustment that decreased accumulated deficit by approximately $255. The cumulative adjustment related to no longer recording a synthetic shipping lag adjustment, as we began to recognize revenue upon shipment.

In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation” (Topic 718): Improvements to Non-employee Share-based Payment Accounting, which supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees and expands the scope of ASC Topic 718, “Compensation—Stock Compensation” (“Topic 718”) to include share-based payments issued to nonemployees for goods and services. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide financing to the issuer or awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We adopted this method on December 30, 2018.  The adoption of ASU 2018-07 did not have a material impact on our financial condition or results of operations.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016 02, “Leases” (“ASU 2016 02”). The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018. The Company will apply the new leases standard at the adoption date and recognize a cumulative adjustment to the opening balance of retained earnings as of the adoption date. We expect to recognize additional right-of-use (“ROU”) assets and operating lease liabilities of between $2,000 and $2,600 on our consolidated balance sheet.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2018‑15, “Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40)” (“ASU 2018‑15”). The objective of this update is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the effect that ASU 2018‑15 will have on the consolidated financial statements and related disclosures.

Note 2 – Fair Value Measurements

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

Financial Assets Valued on a Recurring Basis

As of December 29, 2018 and December 30, 2017, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s cash and cash equivalents which consist primarily of money market funds and short-term investments with original maturity dates of three months or less at the date of purchase. The Company determines fair value of these assets through quoted market prices and as such they are considered Level 1 assets. Level 1 cash and cash equivalents were valued at $2,031 and $2,850 as of December 29, 2018 and December 30, 2017, respectively. During fiscal year 2018 and 2017 there were no transfers into or out of Level 1 and Level 2 assets.

Non-Financial Assets Valued on a Non-Recurring Basis

The Company’s long-lived assets, including intangible assets subject to amortization, are measured at fair value on a non-recurring basis. These assets are measured at cost but are written-down to fair value, if necessary, as a result of impairment. As of December 29, 2018 the Company determined long-lived assets, including intangible assets, were not impaired, as such, they were not measured at fair value. The fair value measurements are categorized as Level 3 of the fair value hierarchy, as the Company developed its own assumptions and analysis to determine if such assets were impaired.

Note 3 – Property and Equipment, Net

The Company’s fixed assets are stated at cost less accumulated depreciation, amortization and impairment. Depreciation and amortization expense are provided for in amounts sufficient to relate the cost of depreciable and amortizable assets to operations over their estimated service lives. Depreciation and amortization expense for fiscal year 2018 and 2017 was $5,802 and $6,397, respectively, which included amortization expense of $475 in each year for capital leased assets. The cost and related accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings. Repairs and maintenance are expensed as incurred.

Property and equipment consisted of the following at December 29, 2018 and December 30, 2017:

	December 29, 2018	December 30, 2017
Land	$630	$630
Building	8,877	8,877
Machinery and equipment	12,683	12,281
Computer software (purchased and developed) and equipment	23,596	22,389
Vehicles	121	85
Leasehold improvements	996	1,033
Furniture and fixtures	723	664
Construction in process	3,211	2,082
	50,837	48,041
Less accumulated depreciation and amortization	(35,653)	(32,956)
Property and equipment, net	$15,184	$15,085

On April 17, 2013, the Company’s wholly-owned subsidiary, Whitney Automotive Group, Inc. (“WAG”) entered into a sales leaseback for its facility in LaSalle, Illinois, receiving $9,750 pursuant to a purchase and sale agreement dated April 17, 2013 between WAG and STORE Capital Acquisitions, LLC. The Company used the net proceeds of $9,507 from this sale to reduce its revolving loan payable. Simultaneously with the execution of the purchase and sale agreement and the closing of the sale of the property, the Company entered into a lease agreement with STORE Master Funding III, LLC (“STORE”) whereby we leased back the property for our continued use as an office, retail and warehouse facility for storage, sale and distribution of automotive parts, accessories and related items for 20 years, terminating on April 30, 2033. The related assets represent the amounts included in land and building in the summary above. The Company’s initial base annual rent is $853 for the first year (“Base Rent Amount”), after which the rental amount will increase annually on May 1 by the lesser of 1.5% or 1.25 times the change in the Consumer Price Index as published by the U.S. Department of Labor’s Bureau of Labor Statistics, except that in no event will the adjusted annual rental amount fall below the Base Rent Amount. We were not required to pay any security deposit. Under the terms of the lease, we are required to pay all taxes associated with the lease, pay for any required maintenance on the property, maintain certain levels of insurance and indemnify STORE for losses incurred that are related to our use or occupancy of the property. The lease was accounted for as a capital lease and the $376 excess of the net proceeds over the net carrying amount of the property is amortized in interest expense on a straight-line basis over the lease term of 20 years. As of December 29, 2018, the gross carrying value, the accumulated depreciation and the net carrying value of all capital leased assets included in property and equipment were $11,306,  $3,969 and $7,337, respectively. As of December 30, 2017, the gross carrying value, the accumulated depreciation and the net carrying value of all capital leased assets included in property and equipment were $11,306,  $3,121 and $8,185, respectively.

Construction in process primarily relates to the Company’s internally developed software. Certain of the Company’s net property and equipment were located in the Philippines as of December 29, 2018 and December 30, 2017, in the amount of $129 and $269, respectively.

Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes, at rates based on the following estimated useful lives:

	Years
Machinery and equipment	2	-	5
Computer software (purchased and developed)	2	-	3
Computer equipment	2	-	5
Vehicles	3	-	5
Leasehold improvements*	3	-	5
Furniture and fixtures	3	-	7
Facility subject to capital lease			20

*The estimated useful life is the lesser of 3‑5 years or the lease term, whichever is shorter.

Note 4 – Borrowings

The Company maintains an asset-based revolving credit facility that provides for, among other things a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. At December 29, 2018, our outstanding revolving loan balance was $0. The customary events of default under the credit facility (discussed below) include certain subjective acceleration clauses, which management has determined the likelihood of such acceleration is more than remote, considering the recurring losses experienced by the Company, therefore a current classification of our revolving loan payable was required.

Loans drawn under the credit facility bear interest at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.25%, or (b) a “base rate” subject to an increase or reduction by up to 0.25% per annum based on the Company’s fixed charge coverage ratio. At December 29, 2018, the Company’s LIBOR based interest rate was 3.81% (on $0 principal) and the Company’s prime based rate was 5.25% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the Security Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three consecutive business days, and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). The Company’s required excess availability related to the “Covenant Testing Trigger Period” (as defined under the Credit Agreement) under the revolving commitment under the Credit Agreement is less than $2,400 for the period commencing on any day that excess availability is less than $2,400 for three consecutive business days, and continuing until excess availability has been greater than or equal to $2,400 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment). The trigger, requiring the Company to provide certain reports under the Credit Agreement, relating to excess availability under the revolving commitment under the Credit Agreement is less than $3,600 for the period commencing on any day that excess availability is less than $3,600 for three consecutive business days, and continuing until excess availability has been greater than or equal to $3,600 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment). As of December 29, 2018, our outstanding letters of credit balance was $14,714 of which $11,433 was utilized and included in accounts payable in our consolidated balance sheet.

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

As of December 29, 2018, the Company had capital leases payable of $9,153. The present value of the net minimum payments on capital leases as of December 29, 2018 is as follows:

Total minimum lease payments	$15,317
Less amount representing interest	(6,164)
Present value of net minimum lease payments	9,153
Current portion of capital leases payable	(594)
Capital leases payable, net of current portion	$8,559

Note 5 – Stockholders’ Equity and Share-Based Compensation

Treasury Stock

In November of 2016, our Board of Directors approved a share repurchase program which authorized the Company to purchase up to $5,000 of its outstanding shares of common stock. That share repurchase program expired on March 4, 2017. In May of 2017 our Board of Directors approved another share repurchase program which authorized the Company to purchase up to $5,000 of its outstanding shares of common stock. That share repurchase program expired on May 16, 2018.

As of December 29, 2018, the Company repurchased 2,525 shares of common stock at an average price of $2.83, for an aggregate purchase price of approximately $7,146, net of costs.

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

Each share of Series A Preferred is convertible into shares of our common stock at the initial conversion rate of one share of common stock for each share of Series A Preferred. The conversion will be adjusted for certain non-price based events, such as dividends and distributions on the common stock, stock splits, combinations, recapitalizations, reclassifications, mergers, or consolidations. If not previously converted by the holder, the Series A Preferred will automatically convert to common stock if the volume weighted average price for the common stock for any 30 consecutive trading days is equal to or exceeds $4.35 per share. The shares that would be issued if the contingently convertible Series A Preferred were converted are not excluded from the calculation of diluted earnings per share for the fiscal year ended December 30, 2017 (refer to “Note 6 – Net Loss Per Share” for anti-dilutive securities).

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

Dividends on the Series A Preferred are payable quarterly at a rate of $0.058 per share per annum in cash, in shares of common stock or in any combination of cash and common stock as determined by the Company’s Board of Directors. Certain conditions are required to be satisfied in order for the Company to pay dividends on the Series A Preferred in shares of common stock, including (i) the common stock being registered pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934, as amended, (ii) the common stock being issued having been approved for listing on a trading market and (iii) the common stock being issued either being covered by an effective registration statement or being freely tradable without restriction under Rule 144 (subject to certain exceptions). The Series A Preferred shall each be entitled to one vote per share for each share of common stock issuable upon conversion thereof (excluding from any such calculation any dividends accrued on such shares) and shall vote together with the holders of common stock as a single class on any matter on which the holders of common stock are entitled to vote. In addition, the Company must obtain the consent of holders of at least a majority of the then outstanding Series A Preferred in connection with (a) any amendment, alteration or repeal of any provision of the certificate of incorporation or bylaws of the Company as to adversely affect the preferences, rights or voting power of the Series A Preferred, or (b) the creation, authorization or issuance of any additional Series A Preferred or any other class or series of capital stock of the Company ranking senior to or on parity with the Series A Preferred or any security convertible into, or exchangeable or exercisable for Series A Preferred or any other class or series of capital stock of the Company ranking senior to or on parity with the Series A Preferred. Concurrent with the Company’s issuance of Series A Preferred, the Company, certain of its domestic subsidiaries and JPMorgan entered into a Second Amended Credit Agreement to allow the Company to pay cash dividends on the Series A Preferred in an aggregate amount of up to $400 per year and pay cash in lieu of issuing fractional shares upon conversion of or in payment of dividends on the Series A Preferred (refer to “Note 4 – Borrowings” of our Notes to Consolidated Financial Statements for additional details). For the fiscal year ended December 30, 2017, the Company recorded dividends of $189. The Company did not issue any shares of common stock in payment of the fiscal 2017 dividends. There were $41 dividends accrued as of December 30, 2017. For the fiscal year ended December 29, 2018, the Company recorded dividends of $161. The Company did not issue any shares of common stock in payment of the fiscal 2018 dividends. There were $41 dividends accrued as of December 29, 2018. As of December 29, 2018, 2,771 shares of Series A Preferred shares were outstanding.

Share-Based Compensation Plan Information

The Company adopted the 2016 Equity Incentive Plan ("2016 Equity Plan") on March 9, 2016, which became effective on May 31, 2016, following stockholder approval. Subject to adjustment for certain changes in the Company’s capitalization, the aggregate number of shares of the Company’s common stock that may be issued under the 2016 Equity Plan will not exceed the sum of (i) two million five hundred thousand (2,500) new shares, (ii) the number of unallocated shares remaining available for the grant of new awards under the Company’s prior equity plans described below (the “Prior Equity Plans”) as of the effective date of the 2016 Plan (which was equal to 3,894 shares as of May 31, 2016) and (iii) any shares subject to a stock award under the Prior Equity Plans that are not issued because such stock award expires or otherwise terminates without all of the shares covered by such stock award having been issued, that are not issued because such stock award is settled in cash, that are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares, or that are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award. In addition, the share reserve will automatically increase on January 1st of each year, for a period of nine years, commencing on January 1, 2017 and ending on (and including) January 1, 2026, in an amount equal to one million five hundred thousand (1,500) shares per year; however the Board of Directors of the Company may act prior to January 1st of a given year to provide that there will be no January 1st increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant the automatic increase. Options granted under the 2016 Equity Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must be equal to 100% of the fair market value on the date of grant. As of December 29, 2018, 7,733 shares were available for future grants under the 2016 Equity Plan.

The following tables summarizes the Company’s stock option activity for the fiscal years ended, and details regarding the options outstanding and exercisable at December 29, 2018, and December 30, 2017:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value(1)
Options outstanding, December 30, 2017	5,933	$2.91
Granted	1,174	$2.02
Exercised	(6)	$0.99
Cancelled:
Forfeited	(188)	$3.10
Expired	(816)	$3.21
Options outstanding, December 29, 2018	6,097	$2.69	4.42	$—
Vested and expected to vest at December 29, 2018	6,097	$2.69	4.40	$—
Options exercisable, December 29, 2018	3,956	$2.77	3.90	$—

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value(1)
Options outstanding, December 31, 2016	6,129	$2.81
Granted	1,445	$3.34
Exercised	(1,074)	$1.67
Cancelled:
Forfeited	(161)	$2.16
Expired	(406)	$6.50
Options outstanding, December 30, 2017	5,933	$2.91	6.28	$1,337
Vested and expected to vest at December 30, 2017	5,933	$2.91	6.28	$1,337
Options exercisable, December 30, 2017	3,704	$2.78	4.79	$1,236

(1)

These amounts represent the difference between the exercise price and the closing price of U.S. Auto Parts Network, Inc. common stock at the end of the respective fiscal year as reported on the NASDAQ Stock Market, for all options outstanding that have an exercise price currently below the closing price.

The weighted-average fair value of options granted during fiscal year 2018 and 2017 was $1.11 and $1.85, respectively. The intrinsic value of stock options at the date of the exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During fiscal year 2018 2017, the total intrinsic value of the exercised options was $1 and $1,911, respectively. The Company had $2,701 of unrecognized share-based compensation expense related to stock options outstanding as of December 29, 2018, which expense is expected to be recognized over a weighted-average period of 2.08 years.

The following tables summarize the Company’s stock option activity under the AutoMD 2014 Equity Incentive Plan (the "AMD Plan") for the fiscal year ended, and details regarding AutoMD options outstanding and exercisable at December 30, 2017:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Options outstanding, December 31, 2016	1,405	$1.00
Granted	—	$—
Exercised	—	$—
Cancelled:
Forfeited	(1,405)	$1.00
Expired	—	$—
Options outstanding, December 30, 2017	—	$—	0.00	$—
Vested and expected to vest at December 30, 2017	—	$—	0.00	$—
Options exercisable, December 30, 2017	—	$—	0.00	$—

The weighted-average fair value of options granted during fiscal 2017 was $0.55.

Options exercised under all share-based compensation plans are granted net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For those employees who do not receive shares net of the minimum statutory withholding requirements, the appropriate taxes are paid directly by the employee. During fiscal 2018, we withheld 0 shares to satisfy $0 of employees’ tax obligations related to the net settlement of the stock options. During fiscal 2017, we withheld 260 shares to satisfy $900 of employees’ tax obligations related to the net settlement of the stock options.

Restricted Stock Units

During 2018 and 2017 the Company granted an aggregate of 1,212 and 1,671 RSUs, respectively, to certain employees of the Company. The restricted stock units ("RSUs") were granted under the 2016 Equity Incentive Plan and reduced the pool of equity instruments available under that plan.

During 2018 there were 510 RSUs granted that were time-based and 702 granted that were performance-based. During 2017 there were 1,144 RSUs granted that were time-based and 527 granted that were performance-based. As of December 29, 2018, none of the performance criteria established to trigger automatic vesting of the performance based RSUs (“PSUs”) was met subject to certification by the Compensation Committee. As of December 29, 2018, 222 PSUs are subject to acceleration for two named executive officers (“NEOs”) in accordance with the terms of their separation and grant agreements. 54 PSUs and 10 RSUs granted during 2018 were forfeited during the year. As of July 9, 2018, 131 PSUs granted in 2017 met the performance criteria upon certification by the Compensation Committee and 292 PSUs were forfeited. As of December 30, 2017, 57.4% of the performance criteria established to trigger vesting of the PSUs was met subject to certification by the Compensation Committee. No PSUs vested for the Company’s NEOs. 104 PSUs and 799 RSUs granted during 2017 were forfeited during 2017. The vesting of each RSU is subject to the employee’s continued employment through applicable vesting dates. Some RSUs granted to certain executives may vest on an accelerated basis in part or in full upon the occurrence of certain events. The RSUs are accounted for as equity awards and are measured at fair value based upon the grant date price of the Company’s common stock. The closing price of the Company’s common stock on January 5, 2018, January 8, 2018, and July 9, 2018, the date of each grant was $2.62,  $2.61, and $1.54, respectively. The closing price of the Company’s common stock on January 19, 2017, January 25,

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

For the fiscal year ended December 29, 2018, we recorded compensation expense of $2,100 related to RSU’s. As of  December 29, 2018, there was unrecognized compensation expense of $74 related to unvested RSUs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.05 years.

Warrants

On May 5, 2009, the Company issued warrants to purchase up to 30 shares of common stock at an exercise price of $2.14 per share. On April 27, 2010, the Company issued additional warrants to purchase up to 20 shares of common stock at an exercise price of $8.32 per share. Both issuances of warrants terminated seven years after their grant date. The warrants were issued in connection with the financial advisory services provided by a consultant to the Company. On August 8, 2016, 10 shares of common stock were issued in settlement of the May 5, 2009 warrants. The 20 shares of common stock from the April 27, 2010 expired on April 26, 2017. As of December 29, 2018, no warrants were outstanding and exercisable.

Share-Based Compensation Expense

The fair value of each option grant, excluding those options issued from the stock option exchange program as discussed above, was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for each of the periods ended:

	Fiscal Year Ended
	December 29, 2018	December 30, 2017
Expected life	5.62 - 5.73 years	5.54 - 5.70 years
Risk-free interest rate	2% - 3%	2%
Expected volatility	58%	59% - 61%
Expected dividend yield	—%	—%

Share-based compensation from options and RSUs, is included in our consolidated statements of comprehensive operations, as follows:

	Fiscal Year Ended
	December 29, 2018	December 30, 2017
Marketing expense	$185	$426
General and administrative expense	2,984	1,906
Fulfillment expense	284	372
Technology expense	142	138
Total share-based compensation expense	$3,595	$2,842

The share-based compensation expense is net of amounts capitalized to internally-developed software of $49 and $56 during the fiscal year 2018 2017, respectively. No tax benefit was recognized for fiscal years 2018 2017due to the valuation allowance position.

Under ASC 718, we recognize forfeitures as they occur.

Note 6 – Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Fiscal Year Ended
	December 29, 2018	December 30, 2017
Net income per share:
Numerator:
(Loss) income from continuing operations	$(4,889)	$24,574
Dividends on Series A Convertible Preferred Stock	(161)	(189)
(Loss) income from continuing operations available to common shares	$(5,050)	$24,385
Denominator:
Weighted-average common shares outstanding (basic)	34,941	35,192
Common equivalent shares from common stock options, restricted stock, preferred stock and warrants	—	4,442
Weighted-average common shares outstanding (diluted)	34,941	39,634
Basic net (loss) income from continuing operations per share	$(0.14)	$0.69
Diluted net (loss) income from continuing operations per share	$(0.14)	$0.62

The anti-dilutive securities, which are excluded from the calculation of diluted earnings per share due to the Company’s net loss position for the periods then ended (including securities that would otherwise be excluded from the calculation of diluted earnings per share due the Company’s stock price), are as follows (in thousands):

	Fiscal Year
	December 29, 2018	December 30, 2017
Common stock warrants	—	6
Performance stock units	204	—
Restricted stock units	760	383
Series A Convertible Preferred Stock	2,771	—
Options to purchase common stock	6,123	3,357
Total	9,858	3,746

Note 7 – Income Taxes

The components of income (loss)from continuing operations before income tax provision consist of the following:

	Fiscal Year Ended
	December 29, 2018	December 30, 2017
Domestic operations	$(5,696)	$2,553
Foreign operations	479	481
Total (loss) income before income taxes	$(5,217)	$3,034

Income tax (benefit) provision for fiscal year 2018 and 2017 consists of the following:

	Fiscal Year Ended
	December 29, 2018	December 30, 2017
Current:
Federal tax	$—	$—
State tax	6	6
Foreign tax	111	115
Total current taxes	117	121
Deferred:
Federal tax	(490)	2,118
State tax	537	1,122
Foreign tax	—	—
Total deferred taxes	47	3,240
Change in federal tax rate - deferred tax impact	—	12,171
Valuation allowance	(493)	(37,072)
Income tax provision	$(329)	$(21,540)

Income tax (benefit) provision differs from the amount that would result from applying the federal statutory rate as follows:

	December 29, 2018	December 30, 2017
Income tax at U.S. federal statutory rate	$(1,096)	$1,032
Change in U.S. federal statutory rate	—	12,171
Tax attributes written off	522	1,110
Share-based compensation	727	1,027
State income tax, net of federal tax effect	(66)	231
Foreign tax	68	(77)
Other	9	38
Change in valuation allowance	(493)	(37,072)
Effective tax benefit	$(329)	$(21,540)

For fiscal years 2018 and 2017 the effective tax rate for the Company was 6.3% and (710.0)%, respectively. The Company’s effective tax rate for fiscal year 2018 differs from the U.S. federal rate primarily as a result of non-deductible share-based compensation, the write-off of expired state net operating loss carryforwards, and the change in the valuation allowance maintained against the Company’s deferred tax assets. The Company’s effective tax rate for fiscal year 2017 differs from the U.S. federal rate primarily as a result of the release of valuation allowances against the Company’s deferred tax assets.

Deferred tax assets and deferred tax liabilities consisted of the following:

	December 29, 2018	December 30, 2017
Deferred tax assets:
Inventory and inventory related allowance	$639	$537
Share-based compensation	2,119	2,281
Intangibles	2,415	3,702
Sales and bad debt allowances	718	603
Vacation accrual	202	145
Book over tax amortization on property and equipment	193	677
Net operating loss	21,345	19,740
Other	86	101
Total deferred tax assets	27,717	27,786
Valuation Allowance	(5,816)	(6,309)
Net deferred tax assets	21,901	21,477
Deferred tax liabilities:
Prepaid catalog expenses	68	1
Total deferred tax liabilities	68	1
Net deferred tax assets	$21,833	$21,476

At December 29, 2018, federal and state net operating loss (“NOL”) carryforwards were $74,418 and $72,152, respectively. Federal NOL carryforwards of $2,106 were acquired in the acquisition of WAG which are subject to Internal Revenue Code section 382 and limited to an annual usage limitation of $135. Federal NOL carryforwards begin to expire in 2029, and the state NOL carryforwards expire in the respective tax years as follows:

2019	$917
2020	673
2021	5,474
2022	1,027
2023	3,058
Thereafter	61,003
$72,152

Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversal of existing taxable temporary differences. ASC 740 provides that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years or losses expected in early future years. As of December 30, 2017, the Company’s deferred tax assets were primarily the result of U.S. federal and state net operating loss carryforwards. A valuation allowance of $43,877 was recorded against our gross deferred tax asset balance as of December 31, 2016. As of December 30, 2017 in part because in the year then ended the Company achieved three years of cumulative pre-tax income in the U.S. federal tax jurisdiction, management determined that sufficient positive evidence existed to conclude that it was more likely than not that deferred taxes of $32,153 were realizable, and therefore, reduced the valuation allowance accordingly. As of December 29, 2018 the Company continued to maintain a valuation allowance in the amount of $5,816 against deferred tax assets that were more likely than not of being recognized.

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

We are subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2014‑2018 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2015‑2018 remain open. The Company does not anticipate a significant change to the amount of unrecognized tax benefits within the next twelve months.

Included in accrued expenses are income taxes payable of $23 and $3 for the fiscal year 2018 and 2017 respectively, consisting primarily of current foreign taxes. Included in other non-current liabilities are income taxes payable of $614 and $601 for the fiscal year 2018 and 2017, respectively, relating to future foreign withholding taxes.

Note 8 – Commitments and Contingencies

Facilities Leases

The Company’s corporate headquarters is located in Carson, California. The Company’s corporate headquarters has a lease term through October 2020. The Company also leases warehouse space in LaSalle, Illinois and in Chesapeake, Virginia. The Company’s Philippines subsidiary leases office space under an agreement through April 2020.

Facility rent expense for fiscal year ended 2018 and 2017 was $1,752, and $1,734, respectively. The Company’s facility rent expense did not include any amounts charged from a related party during fiscal years 2018 and 2017.

On February 4, 2016, the Company entered into a lease for its distribution center located in Chesapeake, Virginia. The Lease between the Company and Liberty Property Limited Partnership is for approximately 159,294 square feet. The initial three-year term of the Lease commenced on July 1, 2016 and is set to expire in June of 2019. The Company is obligated to pay approximately $640 in annual base rent, which shall increase by approximately 2.5% each year. The Company is also obligated to pay certain operating expenses set forth in the Lease. Pursuant to the Lease, the Company has the option to extend the Lease for an additional three-year term, with certain increases in base rent. The monthly base rent commitment was $56 as of December 29, 2018.

In January 2010, the Company’s Philippines subsidiary entered into a lease agreement. Under the terms of the lease agreement, effective March 1, 2010, the monthly rent was approximately $25, and became subject to 5% annual escalation beginning on the 3rd year of the lease term. The lease renewed for a sixty month term upon mutual agreement of both parties during 2015.

As described in detail under “Note 3 – Property and Equipment Net”, on April 17, 2013, the Company entered into a sale lease-back agreement with STORE Master Funding III, LLC (“STORE”) whereby we leased back our facility located in LaSalle, Illinois for our continued use as an office, retail and warehouse facility for storage, sale and distribution of automotive parts, accessories and related items for 20 years commencing upon the execution of the lease and terminating on April 30, 2033. The related assets for the sale lease-back land and building is represented by the amount included in leased facility in the summary above. The Company’s initial base annual rent is $853 for the first year (“Base Rent Amount”), after which the rental amount will increase annually on May 1 by the lesser of 1.5% or 1.25 times the change in the Consumer Price Index as published by the U.S. Department of Labor’s Bureau of Labor Statistics, except that in no event will the adjusted annual rental amount fall below the Base Rent Amount. We were not required to pay any security deposit. Under the terms of the lease, we are required to pay all taxes associated with the lease, pay for any required maintenance on the property, maintain certain levels of insurance and indemnify STORE for losses incurred that are related to our use or occupancy of the property. The lease was accounted for as a capital lease and the $376 excess of the net proceeds over the net carrying amount of the property is amortized in interest expense on a straight-line basis over the lease term of 20 years. As of December 29, 2018, the net carrying value of all capital leased assets included in property and equipment was $7,337.

Minimum lease commitments under non-cancelable operating leases as of December 29, 2018 are as follows:

2019	$1,177
2020	538
Total	$1,715

Capital lease commitments as of December 29, 2018 were as follows:

2019	$1,277
2020	1,129
2021	962
2022	971
2023	985
Thereafter	9,993
Total minimum payments required	15,317
Less amount representing interest	6,164
Present value of minimum capital lease payments	$9,153

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

On May 25, 2018, the Court granted the Company’s motion for preliminary injunction and ordered that (i) the Defendants are restrained from enforcing the 3X Bonding Requirement, the Three Percent Bonding Requirement, and any other enhanced bonding requirement on the Company in order to obtain entry of its shipments into the United States, and (ii) CBP shall use its best efforts to process all of the Company’s shipping containers and release all of the Company’s imports not implicated by CBP’s underlying trademark infringement allegations in a timely manner. The Court’s decision was not appealed by DHS and the matter is no longer pending before the Court.  The Court’s May 25, 2018 decision is described herein in summary fashion only. The full text of the decision should be read in its entirety. Copies of the decision are available on the Court’s electronic filing system (located on the Court’s docket at No. 18-00068).

Despite the favorable court order, the Company continued to experience issues with product flow arising from CBP’s inability to process the Company’s shipping containers in an expeditious fashion.   As a result, the Company incurred significant port and carrier fees resulting from the increased period of time the Company’s containers remained at the port.  The fees associated with this unreleased product, as well as the increased legal costs associated with the product seizures and the bonding litigation, aggregated to $5,046 during fiscal 2018. As of December 29, 2018, all product not implicated by the trademark infringement allegations has been released by CBP.

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

Related Party Matters

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

Note 9 – Employee Retirement Plan and Deferred Compensation Plan

Effective February 17, 2006, the Company adopted a 401(k) defined contribution retirement plan covering all full time employees who have completed one month of service. The Company may, at its sole discretion, match fifty cents per dollar up to 6% of each participating employee’s salary. The Company’s contributions vest in annual installments over three years. Discretionary contributions made by the Company totaled $292 and $286 for fiscal year 2018 and 2017, respectively.

In January 2010, the Company adopted the U.S. Auto Parts Network, Inc. Management Deferred Compensation Plan (the “Deferred Compensation Plan”), for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 90% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by the Company through the purchase of Company-owned life insurance policies with the Company (employer) as the owner and beneficiary, in order to preserve the tax-deferred savings advantages of a non-qualified plan. The plan assets are the cash surrender value of the Company-owned life insurance policies and not associated with the deferred compensation liability. The deferred compensation liabilities (consisting of employer contributions, employee deferrals and associated earnings and losses) are general unsecured obligations of the Company. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company may at its discretion contribute certain amounts to eligible employee accounts. In January 2010, the Company began to contribute 50% of the first 2% of participants’ eligible contributions into their Deferred Compensation Plan accounts. In September 2010, the Company established and transferred its ownership to a rabbi trust to hold the Company-owned life insurance policies. As of December 29, 2018, the assets and associated liabilities of the Deferred Compensation Plan were $533 and $662, respectively, and were $579 and $675, respectively, as of December 30, 2017 and are included in other non-current assets, other current liabilities and other non-current liabilities in our consolidated balance sheets. For fiscal year 2018, the change in the associated liabilities include the employee contributions of $120, the Company contributions of $28, and unrealized earnings of $107, partially offset by distributions of $111. For fiscal year 2017, the associated liabilities primarily include the employee contributions of $136 and the Company contributions of $26 offset by unrealized earnings of $110 and distributions of $281. For fiscal year 2018, included in other income, the Company recorded a net loss of $46 for the change in the cash surrender value of the Company-owned life insurance policies. For fiscal year 2017, included in other income, the Company recorded net earnings of $5 for the change in the cash surrender value of the Company-owned life insurance policies.

Note 10 – Quarterly Information (Unaudited)

The following quarterly information (in thousands, except per share data) includes all adjustments which management considers necessary for a fair presentation of such information. For interim quarterly financial statements, the provision for income taxes is estimated using the best available information for projected results for the entire year.

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	March 31, 2018		June 30, 2018		June 30, 2018
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Consolidated Statement of Income Data:
Net sales	$78,385	$78,385	$76,973	$76,973	$155,358	$155,358
Gross profit	23,459	23,219	21,485	20,522	44,944	43,741
Income (loss) from operations	1,609	1,369	487	(476)	2,096	893
Income (loss) before income taxes	1,177	937	59	(904)	1,236	33
Net income (loss)	$735	$568	$(485)	$(797)	$250	$(229)
Basic income (loss) from continuing operations per share as reported and adjusted	$0.02	$0.01	$(0.02)	$(0.02)	$0.00	$(0.01)
Diluted income (loss) from continuing operations per share as reported and adjusted	$0.02	$0.01	$(0.02)	$(0.02)	$0.00	$(0.01)
Shares used in computation of basic income (loss) from continuing operations per share as reported and adjusted	34,821	34,821	34,972	34,972	34,896	34,896
Shares used in computation of diluted income (loss) from continuing operations per share as reported and adjusted	38,066	38,066	34,972	34,972	35,258	34,896

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	September 29, 2018		September 29, 2018		December 29, 2018
	As Reported	As Revised	As Reported	As Revised	As Reported
Consolidated Statement of Income Data:
Net sales	$69,463	$69,463	$224,821	$224,821	$64,646
Gross profit	19,045	18,414	63,989	62,155	16,566
Income (loss) from operations	(579)	(1,210)	1,517	(317)	(4,689)
Income (loss) before income taxes	459	(172)	1,695	(139)	(5,078)
Net income (loss)	$438	$(180)	$688	$(409)	$(4,480)
Basic income (loss) from continuing operations per share as reported and adjusted	$0.01	$(0.01)	$0.02	$(0.02)	$(0.13)
Diluted income (loss) from continuing operations per share as reported and adjusted	$0.01	$(0.01)	$0.02	$(0.02)	$(0.13)
Shares used in computation of basic income (loss) from continuing operations per share as reported and adjusted	34,983	34,983	34,925	34,925	34,989
Shares used in computation of diluted income (loss) from continuing operations per share as reported and adjusted	35,201	34,983	35,279	34,925	34,989

The company has recorded an error correction to recognize abnormal costs related to our customs issues. For the quarters ended March 31, 2018, June 30, 2018 and September 29, 2018, the Company revised net income by $0.2 million, $0.3 million and $0.6 million, respectively, to recognize the abnormal costs.

	Quarter Ended
	April 1, 2017	July 1, 2017	Sept. 30, 2017	Dec. 30, 2017
Consolidated Statement of Income Data:
Net sales	$80,833	$80,208	$73,807	$68,518
Gross profit	23,787	23,244	21,877	20,752
Income (loss) from operations	1,205	1,509	1,332	589
Income (loss) from continuing operations before income taxes	843	1,059	947	185
Income (loss) from continuing operations	816	26,918	919	(4,079)
Loss on discontinued operations	(559)	—	—	—
Net income (loss)	$257	$26,918	$919	$(4,079)
Basic income (loss) from continuing operations per share as reported and adjusted	$0.02	$0.76	$0.02	$(0.12)
Diluted income (loss) from continuing operations per share as reported and adjusted	$0.02	$0.67	$0.02	$(0.12)
Shares used in computation of basic income (loss) from continuing operations per share as reported and adjusted	34,510	35,332	35,856	35,070
Shares used in computation of diluted income (loss) from continuing operations per share as reported and adjusted	39,959	39,933	39,485	35,070

Note 11 – Product Information

As described in Note 1 above, the Company’s products consist of collision parts serving the body repair market, engine parts to serve the replacement parts market, and performance parts and accessories. The following table summarizes the approximate distribution of the Company’s revenue by product type.

	2018	2017
Private Label
Collision	57%	54%
Engine	18%	18%
Performance	1%	1%

Branded
Collision	1%	2%
Engine	11%	10%
Performance	12%	15%

Total	100%	100%

Note 12 – Discontinued Operations

On March 6, 2017, AutoMD filed for dissolution. The AutoMD operating segment has been classified as discontinued operations and its results of operations are reflected under loss from discontinued operations in our consolidated financial statements.

The following table summarizes the results of discontinued operations:

	Fiscal Year Ended
	December 29, 2018	December 30, 2017
Net Sales	$ -	$ 37
Loss from operations and disposal of discontinued AutoMD operations	—	(558)
Income tax provision	—	1
Loss from discontinued operations	$ -	$ (559)

Loss from operations and disposal of discontinued AutoMD operations for fiscal 2017 consisted of severance costs of $221, contract termination costs of $164 as well as loss from operations of $173, and included net loss attributable to noncontrolling interests of $59.