Form 10-Q
period 2019-03-30
U.S. Auto Parts Network, Inc.
filed 2019-05-10
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019

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

(424) 702‑1455

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b‑2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).     Yes  ☐   No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol:	Name of Exchange on which registered:
Common Stock	PRTS	NASDAQ

As of May 8, 2019, the registrant had 35,520,871 shares of common stock outstanding, $0.001 par value.

U.S. AUTO PARTS NETWORK, INC.

QUARTERLY REPORT ON FORM 10‑Q

FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2019

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

PART I. FINANCIAL INFORMATION

ITEM 1.Financial Statements

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, In Thousands, Except Par Value and Per Share Liquidation Value)

	March 30,	December 29,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$4,835	$2,031
Short-term investments	2	1
Accounts receivable, net	5,746	3,727
Inventory	51,706	49,626
Other current assets	3,799	3,400
Total current assets	66,088	58,785
Deferred income taxes	21,615	21,833
Property and equipment, net	8,051	15,184
Right-of-use - assets - operating leases, net	967	—
Right-of-use - assets - financing leases, net	8,750	—
Other non-current assets	2,607	2,163
Total assets	$108,078	$97,965
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,372	$34,039
Accrued expenses	12,581	10,247
Current portion of capital leases payable	—	594
Customer deposits	663	521
Right-of-use - obligation - operating, short term	779	—
Right-of-use - obligation - finance, short term	617	—
Other current liabilities	3,584	2,918
Total current liabilities	60,596	48,319
Capital leases payable, net of current portion	—	8,559
Right-of-use - obligation - operating, long term	192	—
Right-of-use - obligation - finance, long term	8,223	—
Other non-current liabilities	1,977	2,265
Total liabilities	70,988	59,143
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; $1.45 per share liquidation value or aggregate of $6,017; 4,150 shares authorized; 2,771 shares issued and outstanding at both March 30, 2019 and December 29, 2018	3	3
Common stock, $0.001 par value; 100,000 shares authorized; 35,433 and 34,992 shares issued and outstanding at March 30, 2019 and December 29, 2018 (of which 2,525 are treasury stock)	38	38
Treasury stock	(7,146)	(7,146)
Additional paid-in capital	183,409	183,139
Accumulated other comprehensive income	574	579
Accumulated deficit	(139,788)	(137,791)
Total stockholders’ equity	37,090	38,822
Total liabilities and stockholders' equity	$108,078	$97,965

See accompanying notes to consolidated financial statements (unaudited).

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended
	March 30,	March 31,
	2019	2018
		(As Restated)
Net sales	$74,739	$78,385
Cost of sales (1)	54,610	55,166
Gross profit	20,129	23,219
Operating expenses:
Marketing	11,668	9,982
General and administrative	4,944	4,885
Fulfillment	5,576	5,848
Technology	1,362	1,088
Amortization of intangible assets	25	47
Total operating expenses	23,575	21,850
(Loss) income from operations	(3,446)	1,369
Other income (expense):
Other, net	(3)	1
Interest expense	(412)	(433)
Total other expense, net	(415)	(432)
(Loss) income before income taxes	(3,861)	937
Income tax (benefit) provision	(280)	369
Net (loss) income	(3,581)	568
Other comprehensive income:
Foreign currency translation adjustments	(5)	19
Total other comprehensive income	(5)	19
Comprehensive (loss) income	$(3,586)	$587
(Loss) income from continuing operations per share:
Basic (loss) income from continuing operations per share	$(0.10)	$0.02
Diluted (loss) income from continuing operations per share	$(0.10)	$0.01
Weighted average common shares outstanding:
Shares used in computation of basic income from continuing operations per share	35,365	34,821
Shares used in computation of diluted income from continuing operations per share	35,365	38,066

(1)	Excludes depreciation and amortization expense which is included in marketing, general and administrative and fulfillment expense.

See accompanying notes to consolidated financial statements (unaudited).

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, In Thousands)

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balance as originally stated at December 30, 2017	2,771	$3	34,666	$37	$179,906	$(7,146)	$557	$(132,996)	$40,361
Effect of new accounting adoption	—	—	—	—	—	—	—	343	343
Balance as currently stated at December 30, 2017	2,771	3	34,666	37	179,906	(7,146)	557	(132,653)	40,704
Net income	—	—	—	—	—	—	—	568	568
Issuance of shares in connection with restricted stock units vesting	—	—	438	—	—	—	—	—	—
Minimum tax withholding on RSU’s	—	—	(166)	—	—	—	—	—	—
Minimum tax withholdings on options exercised	—	—	—	—	(395)	—	—	—	(395)
Issuance of shares in connection with BOD Fees	—	—	1	—	4	—	—	—	4
Share-based compensation	—	—	—	—	1,002	—	—	—	1,002
Common Stock Dividend on preferred stock	—	—	—	—	—	—	—	(40)	(40)
Effect of changes in foreign currencies	—	—	—	—	—	—	22	—	22
Balance, March 31, 2018	2,771	$3	34,939	$37	$180,517	$(7,146)	$579	$(132,125)	$41,865

Balance as originally reported at, December 29, 2018	2,771	$3	34,992	$38	$183,139	$(7,146)	$579	$(137,791)	$38,822
Effect of new accounting adoption	—	—	—	—	—	—	—	1,623	1,623
Balance as currently stated at, December 29, 2018	2,771	3	34,992	38	183,139	(7,146)	579	(136,168)	40,445
Net loss	—	—	—	—	—	—	—	(3,581)	(3,581)
Issuance of shares in connection with restricted stock units vesting	—	—	437	—	(288)	—	—	—	(288)
Issuance of shares in connection with BOD Fees	—	—	4	—	4	—	—	—	4
Share-based compensation	—	—	—	—	554	—	—	—	554
Common Stock Dividend on preferred stock	—	—	—	—	—	—	—	(39)	(39)
Effect of changes in foreign currencies	—	—	—	—	—	—	(5)	—	(5)
Balance, March 30, 2019	2,771	$3	35,433	$38	$183,409	$(7,146)	$574	$(139,788)	$37,090

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, In Thousands)

	Thirteen Weeks Ended
	March 30,	March 31,
	2019	2018
		(As Restated)
Operating activities
Net (loss) income	$(3,581)	$568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,529	1,504
Amortization of intangible assets	25	47
Deferred income taxes	(328)	342
Share-based compensation expense	550	976
Stock awards issued for non-employee director service	4	4
Amortization of deferred financing costs	1	1
Changes in operating assets and liabilities:
Accounts receivable	(2,019)	(887)
Inventory	(2,080)	(3,649)
Other current assets	(802)	(442)
Other non-current assets	(70)	20
Accounts payable and accrued expenses	10,753	10,339
Other current liabilities	890	(402)
Right-of-Use Obligation - Operating Leases - Current	983	—
Right-of-Use Obligation - Operating Leases - Long-term	(978)	—
Other non-current liabilities	(2)	139
Net cash provided by operating activities	4,875	8,560
Investing activities
Additions to property and equipment	(1,587)	(1,490)
Net cash used in investing activities	(1,587)	(1,490)
Financing activities
Borrowings from revolving loan payable	4,096	3,106
Payments made on revolving loan payable	(4,096)	(3,106)
Payments on capital leases	(149)	(144)
Statutory tax withholding payment for share-based compensation	(287)	(395)
Payment of liabilities related to financing activities	—	(100)
Preferred stock dividends paid	(41)	(41)
Net cash used in financing activities	(477)	(680)
Effect of exchange rate changes on cash	(7)	(18)
Net change in cash and cash equivalents	2,804	6,372
Cash and cash equivalents, beginning of period	2,031	2,850
Cash and cash equivalents, end of period	$4,835	$9,222
Supplemental disclosure of non-cash investing and financing activities:
Accrued asset purchases	$904	$766
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$430	$442

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

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10‑Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of March 30, 2019 and the consolidated results of operations and cash flows for the thirteen weeks ended March 30, 2019 and March 31, 2018. The Company’s results for the interim periods are not necessarily indicative of the results that may be expected for any other interim period, or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10‑K for the year ended December 29, 2018, which was filed with the SEC on March 13, 2019 and all our other periodic filings, including Current Reports on Form 8‑K, filed with the SEC after the end of our 2018 fiscal year, and throughout the date of this report.

During the thirteen weeks ended March 30, 2019, the Company incurred a net loss of $3,581 compared to net income of $568 during the thirteen weeks ended March 31, 2018. Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016 02, “Leases” (“ASU 2016 02”). The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard became effective for us on January 1, 2019. We recognized a cumulative adjustment of $1,623 to the opening balance of retained earnings as of the adoption date and recognized additional right-of-use (“ROU”) assets and operating lease liabilities on our consolidated balance sheet.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2018 15, “Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40)” (“ASU 2018 15”). The objective of this update is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the effect that ASU 2018 15 will have on the consolidated financial statements and related disclosures.

Note 2 – Borrowings

The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory, and property and equipment. At March 30, 2019, our outstanding revolving loan balance was $0. The guaranteed total letters of credit balance at March 30, 2019 was $16,371, of which $12,482 was utilized and included in accounts payable in our consolidated balance sheet.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.75%, or (b) an “alternate prime base rate” subject to an increase or reduction by up to 0.25% per annum based on the Company’s fixed charge coverage ratio. At March 30, 2019, the Company’s LIBOR based interest rate was 4.25% (on $0 principal) and the Company’s prime based rate was 5.25% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the credit agreement with JP Morgan Chase Bank (the "Credit Agreement"), cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three business days (on a cumulative basis) and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with such trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $2,400, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 (with the trigger subject to adjustment based on the Company’s revolving commitment). The Company’s excess availability was $8,864 at March 30, 2019. As of the date hereof, the cash dominion period has not been in effect; accordingly, no principal payments are due. The Credit Agreement requires us to obtain a prior written consent from JPMorgan Chase Bank when we determine to pay any dividends on or make any distribution with respect to our common stock. The credit facility matures on April 26, 2020.

Note 3 – Stockholders’ Equity and Share-Based Compensation

Options and Restricted Stock Units

The Company had the following common stock option activity during the thirteen weeks ended March 30, 2019:

•	Granted options to purchase 3,290 common shares.

•	Exercise of 0 options to purchase common shares.
•	Forfeiture of 1,250 option to purchase common shares.
•	Expiration of 711 options to purchase common shares.

The following table summarizes the Company’s restricted stock unit ("RSU") activity for the thirteen weeks ended March 30, 2019, and details regarding the awards outstanding and exercisable at March 30, 2019 (in thousands):

			Weighted Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (in years)	Intrinsic Value
Vested and expected to vest at December 29, 2018	1,454	$—
Awarded	—	$—
Vested	(803)	$—
Forfeited	(398)	$—
Awards outstanding, March 30, 2019	253	$—	0.51	$256
Vested and expected to vest at March 30, 2019	253	$—	0.51	$256

During the thirteen weeks ended March 30, 2019, 191 RSUs that vested were time-based and 44 were performance-based. For the RSUs awarded, the number of shares issued on the date of vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For those employees who elect not to receive shares net of the minimum statutory withholding requirements, the appropriate taxes are paid directly by the employee. During the thirteen weeks ended March 30, 2019, we withheld 284 shares to satisfy $287 of employees’ tax obligations. Although shares withheld are not issued, they are treated as a common stock repurchase in our consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting.

For the thirteen weeks ended March 30, 2019, we recorded compensation costs related to stock options and RSUs of $554. For the thirteen weeks ended March 31, 2018 we recorded compensation costs related to stock options and RSUs of $1,003.  March 30, 2019, there was unrecognized compensation expense related to stock options and RSUs of $2,680.

Note 4 – Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
Net income per share:		(As Restated)
Numerator:
(Loss) income from continuing operations	(3,581)	568
Dividends on Series A Convertible Preferred Stock	40	40
(Loss) income from continuing operations available to common shares	$(3,621)	$528
Denominator:
Weighted-average common shares outstanding (basic)	35,365	34,821
Common equivalent shares from common stock options, restricted stock, preferred stock and warrants	—	3,245
Weighted-average common shares outstanding (diluted)	35,365	38,066
Basic net (loss) income from continuing operations per share	$(0.10)	$0.02
Diluted net (loss) income from continuing operations per share	$(0.10)	$0.01

The anti-dilutive securities, which are excluded from the calculation of diluted earnings per share due to their anti-dilutive effect are as follows (in thousands):

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
Performance stock units	13	743
Restricted stock units	329	525
Series A Convertible Preferred Stock	2,771	—
Options to purchase common stock	6,311	5,438
Total	9,424	6,706

Note 5 – Income Taxes

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2014‑2018 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2015‑2018 remain open.

For the thirteen weeks ended March 30, 2019 the effective tax rate for the Company’s continuing operations was 7.3%.  The effective tax rate for the thirteen weeks ended March 30, 2019 differed from the U.S. federal statutory rate primarily due to state income taxes and share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount.

For the thirteen weeks ended March 31, 2018, the effective tax rate for the Company’s continuing operations was 39.4%. The effective tax rate for the thirteen weeks ended March 31, 2018 differed from the U.S. federal statutory rate primarily due to state income taxes and share-based compensation that is either non-deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount.

Note 6 – Commitments and Contingencies

Facilities Leases

Facility rent expense for the thirteen weeks ended March 30, 2019 was $451 compared to $441 for the same period in 2018.

Quantitative information regarding the Company’s leases as of March 30, 2019 is as follows (in thousands):

Thirteen weeks ended March 30, 2019
Components of lease cost
Finance lease cost components
Amortization of finance lease assets	$237
Interest on finance lease liabilities	172
Total finance lease costs	$409
Operating lease components
Operating lease cost	$210
Short-term lease cost	—
Total operating lease costs	$210

Total lease cost	$619

Supplemental cash flow information related to our operating leases is as follows for the period ended March 30, 2019:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$206

Weighted-average remaining lease term-finance leases (in years)	13.3
Weighted-average remaining lease term-operating leases (in years)	0.9
Weighted-average discount rate-finance leases	7.71%
Weighted-average discount rate-operating leases	5.72%

Capital lease commitments as of March 30, 2019 were as follows (in thousands):

	Finance Leases	Operating Leases	Total
2019	$962	$640	$1,602
2020	1,111	349	1,460
2021	944	19	963
2022	952	—	952
2023	966	—	966
Thereafter	9,749	—	9,749
Total minimum payments required	14,684	1,008	15,692
Less portion representing interest	5,844	37	5,881
Present value of lease obligations	$8,840	$971	$9,811
Less current portion of lease obligations	617	779	1,396
Long-term portion of lease obligations	$8,223	$192	$8,415

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

Customs Issues. On April 2, 2018, the Company filed a complaint against the United States of America, the United States Department of Homeland Security (“DHS”), Secretary Kirstjen Nielsen, and Chief Frederick Eisler (collectively, the “Defendants”) in the United States Court of International Trade (the “Court”) (Case No. 1:18‑cv‑00068) seeking (i) relief from a single entry bonding requirement set by the United States Customs and Border Protection (“CBP”), an agency of DHS,  at a level equivalent to three times the commercial invoice value of each shipment (the “Bonding Requirement”), (ii) a declaration that the Bonding Requirement is unlawful, (iii) an injunction prohibiting additional delayed entry for all of the Company’s currently-held goods being denied entry into the United States by CBP and all of the Company’s future imports, and (iv) recovery of our attorneys’ fees incurred in connection with the action.  The genesis for the action is CBP’s wrongful seizure of aftermarket vehicle grilles and associated parts being imported by the Company (“Repair Grilles”) on the basis that the Repair Grilles allegedly bear counterfeit trademarks of the original automobile manufacturers (i.e., original-equipment manufacturers, or “OEMs”). Generally, these trademarks, as applied against the Company, purport to cover the shape of the grilles themselves, or the OEM’s logo or name. However, the Repair Grilles are not counterfeit and do not cause a likelihood of confusion amongst purchasers or the relevant consuming public which are prerequisites for seizures under the pertinent provision of the Tariff Act being relied upon by CBP to seize the Repair Grilles.

On May 25, 2018, the Court granted the Company’s motion for preliminary injunction and ordered that (i) the Defendants are restrained from enforcing the 3X Bonding Requirement, the Three Percent Bonding Requirement, and any other enhanced bonding requirement on the Company in order to obtain entry of its shipments into the United States, and (ii) CBP shall use its best efforts to process all of the Company’s shipping containers and release all of the Company’s imports not implicated by CBP’s underlying trademark infringement allegations in a timely manner. The Court’s decision may be appealed by DHS, and no assurance may be given as to the outcome of any such appeal. The Court’s May 25, 2018 decision is described herein in summary fashion only. The full text of the decision should be read in its entirety. Copies of the decision are available on the Court’s electronic filing system (located on the Court’s docket at No. 18‑00068).

Despite the favorable court order, the Company continued to experience issues with product flow arising from CBP’s inability to process the Company’s shipping containers in an expeditious fashion.  As a result, the Company incurred significant port and carrier fees resulting from the increased period of time the Company’s containers remained at the port. The fees associated with this unreleased product, as well as the increased legal costs associated with the product seizures and the bonding litigation, aggregated to $266 during the first quarter of 2019. All product not implicated by the trademark infringement allegations has been released by CBP.

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

Note 7 – Product Information

As described in Note 1 above, the Company’s products consist of collision parts serving the body repair market, engine parts to serve the replacement parts market, and performance parts and accessories. The following table summarizes the approximate distribution of the Company’s revenue by product type.

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
Private Label
Collision	57%	58%
Engine	19%	17%
Performance	1%	1%

Branded
Collision	1%	1%
Engine	12%	11%
Performance	10%	12%

Total	100%	100%

Note 8 – Subsequent Event

In May, 2019 we signed a five year lease for a 125,000 square foot distribution center in Las Vegas, Nevada.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In Thousands, Except Per Share Data, Or As Otherwise Noted)

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

3. Growth of online sales. The U.S. Auto Care Association estimated that overall revenue from online sales of auto parts and accessories would reach more than double the 2018 levels by 2023. Improved product availability, lower prices and consumers’ growing comfort with digital platforms are driving the shift to online sales. We believe that we are well positioned for the shift to online sales due to our history of being a leading source for aftermarket automotive parts through online marketplaces and our network of websites.

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

Key Metrics: To understand revenue generation through our network of e-commerce websites and online marketplaces, we monitor several key business metrics, including the following:

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
Unique Visitors (millions)(1)	18.2	20.1
E-commerce Orders (thousands)	466	460
Online Marketplace Orders (thousands)	444	441
Total Online Orders (thousands)	910	901
E-commerce Average Order Value	$92	$98
Online Marketplace Average Order Value	$72	$72
Total Online Average Order Value	$82	$85
Revenue Capture(1)	87.5%	88.2%
Conversion(1)	2.60%	2.30%

(1)	Excludes online marketplaces.

Unique Visitors: A unique visitor to a particular website represents a user with a distinct IP address that visits that particular website. We define the total number of unique visitors in a given month as the sum of unique visitors to each of our websites during that month. We measure unique visitors to understand the volume of traffic to our websites and to track the effectiveness of our online marketing efforts. The number of unique visitors has historically varied based on a number of factors, including our marketing activities and seasonality. Included in the unique visitors are mobile device based customers, who are becoming an increasing part of our business. Shifting consumer behavior and technology enhancements indicates that customers are becoming more inclined to purchase auto parts through their mobile devices. User sophistication and technological advances have increased consumer expectations around the user experience on mobile devices, including speed of response, functionality, product availability, security, and ease of use. We believe enhancements to online solutions specifically catering to mobile based shopping can result in an increase in the number of orders and revenues. We believe an increase in unique visitors to our websites will result in an increase in the number of orders. We seek to increase the number of unique visitors to our websites by attracting repeat customers and improving search engine marketing and other internet marketing activities. During the thirteen weeks ended March 30, 2019 our unique visitors decreased by 9.5% compared to the same period in 2018 due primarily to a shift in traffic from e-commerce sites to online marketplaces, as well as due to lower organic traffic and a decline in paid traffic due to customer acquisition economics.

Total Number of Orders: We monitor the total number of orders as an indicator of future revenue trends. Total orders increased 1.0% in the first quarter of 2019 compared to the first quarter of 2018, with e-commerce and online marketplace orders increasing by 1.3% and 0.7%, respectively.

We believe total number of orders increased primarily due to improved conversion, driven by enhanced customer experience.

Average Order Value: Average order value represents our net sales on a placed orders basis for a given period of time divided by the total number of orders recorded during the same period of time. Average order value decreased 3.5% for the first quarter of 2019, compared to the same period in 2018 primarily driven by decreases in e-commerce order value.  We seek to increase the average order value as a means of increasing net sales. Average order values vary depending upon a number of factors, including the components of our product offering, the order volume in certain online sales channels, macro-economic conditions, and online competition.

Revenue Capture: Revenue capture is the amount of actual dollars retained after taking into consideration returns, credit card declines and product fulfillment. During the first quarter of 2019 our revenue capture decreased by 0.8% compared to the same periods in 2018.

Conversion: Conversion is the number of orders as a rate of the total number of unique visitors. This rate indicates how well we convert a visitor to a customer sales order. During the first quarter of fiscal 2019 our conversion increased 13.0% compared to the same period in 2018 as a result of initiatives to improve the overall customer experience.

Executive Summary

For the first quarter of 2019, the Company’s continuing operations generated net sales of $74,739, compared with $78,385 for the first quarter of 2018, representing a decrease of 4.7%. Our continued operations incurred a net loss of $3,581 for the first quarter of 2019 compared to net income of $568 for the first quarter of 2018. Our continuing operations generated income before interest expense, net, income tax provision, depreciation and amortization expense, amortization of intangible assets, plus share-based compensation expense, and costs related to our customs issues and employee transition costs (“Adjusted EBITDA”) of negative $98 in the first quarter of 2019 compared to $4,349 in the first quarter of 2018. Adjusted EBITDA, which is not a Generally Accepted Accounting Principle measure, is presented because such measure is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income, as an indicator of the Company’s operating performance, or as an alternative to cash flows, as a measure of the Company’s overall liquidity, as presented in the Company’s consolidated financial statements. Further, the Adjusted EBITDA measure shown may not be comparable to similarly titled measures used by other companies. Refer to the table presented below under "Non-GAAP measures" for additional information and a reconciliation of net income (loss) to Adjusted EBITDA.

Our first quarter 2019 net sales consisted of online sales, representing 90.6% of the total (compared to 88.9% in the first quarter of 2018), and offline sales, representing 9.4% of the total (compared to 11.1% in the first quarter of 2018). The net sales decrease was due to a decrease in online sales of $1,986, or 2.8%, as well as a decrease in offline sales of $1,657 or 19.1%. Our online sales channels decrease is primarily the result of a $2,183, or 5.5%, decrease in our e-commerce sales channel,  due to a reduction of traffic and lower in-stock rates resulting from the Company’s customs issue. The offline sales channel decreased primarily due to decreased sales to our wholesale customers.

Like most e-commerce retailers, our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. Historically, marketing through search engines provided the most efficient opportunity to reach millions of on-line auto part buyers. We are included in search results through paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our websites. Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. We have had a history of success with our search engine marketing techniques, which gave our different websites preferred positions in search results. Search engines, like Google, revise their algorithms from time to time in an attempt to optimize their search results. During the last few years, Google has changed its search results ranking algorithm. In some cases our unique visitor count, and therefore our financial results, were negatively impacted by these changes. We continue to address the ongoing changes to the Google methodology and continue to invest in paid advertising channels, but during the first quarter of 2019, our unique visitor count decreased by 1.9 million, or 9.5%, to 18.2 million unique visitors compared to 20.1 million unique visitors in the first quarter of 2018 primarily due to a shift in traffic from our e-commerce sites to our online marketplaces, as well as due to lower organic traffic and a decline in paid traffic due to customer acquisition economics. As in the past we expect Google will continue to make changes in their search engine algorithms to improve their user experience. As we are significantly dependent upon search engines for our website traffic, if we are unable to attract unique visitors, our business and results of operations will be harmed.

Total orders increased and average order value decreased for the first quarter of 2019 compared to the first quarter of 2018. Total expenses, which primarily consisted of cost of sales and operating costs, increased during the first quarter of 2019 compared to the same period in 2018. Components of our cost of sales and operating costs are described in further detail under — “Results of Operations” below.

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

In January 2019, Lev Peker was appointed as Chief Executive Officer. Following his appointment, the Company is in the process of making additional investments in its marketing, user experience, and technology teams designed to improve organic and paid search, retention marketing and improvements to our technology infrastructure. We also plan to restructure the organization to focus on our most prominent e-commerce websites and provide users of our sites with the same or better experience than they would receive on the marketplace sites.   We will therefore be placing a significant effort on restructuring our data and catalog methodologies to enhance the discovery of products and make our catalog a stronger competitive advantage on our e-commerce sites. We expect to start to receive some of the benefits from these investments towards the end of the year. We are also taking steps to offset some of the freight and competitive pressure which have impacted our gross margin, including developing additional exclusive private label parts not readily available to our competitors, delivering improved customer experience and making changes to our supply chain by getting closer to the customer to realize freight savings.

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

Non-GAAP measures

Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the Securities Exchange Act of 1934, as amended, define and prescribe the conditions for use of certain non-GAAP financial information. We provide EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. EBITDA consists of net income (loss) before (a) interest expense, net; (b) income tax provision; (c) depreciation and amortization expense; and (d) amortization of intangible assets; while Adjusted EBITDA consists of EBITDA before share-based compensation expense, costs related to our customs issues and employee transition costs.

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

The table below reconciles net income from continuing operations to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended
	March 30,	March 31,
	2019	2018
		(As Restated)
(Loss) income from continuing operations	$(3,581)	$568
Depreciation & amortization	1,529	1,504
Amortization of intangible assets	25	47
Interest expense, net	407	431
Taxes	(280)	442
EBITDA	$(1,900)	$2,992
Stock comp expense	$550	$976
Employee transition costs	986	—
Customs Costs(1)	266	381
Adjusted EBITDA	$(98)	$4,349

(1)

We incurred port and carrier fees and legal costs associated with our customs related issues. Refer to “Note 6 – Commitments and Contingencies” of our Notes to Consolidated Financial Statements for additional details.

Results of Continuing Operations

The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
Net sales	100.0%	100.0%
Cost of sales	73.1	70.4
Gross profit	26.9	29.6
Operating expenses:
Marketing	15.6	12.7
General and administrative	6.6	6.2
Fulfillment	7.5	7.5
Technology	1.8	1.4
Amortization of intangible assets	0.0	0.1
Total operating expenses	31.5	27.9
(Loss) income from operations	(4.6)	1.6
Other income (expense):
Other income, net	(0.0)	0.0
Interest expense	(0.6)	(0.6)
Total other expense, net	(0.6)	(0.6)
Loss (income) from continuing operations before income taxes	(5.2)	1.1
Income tax (benefit) provision	(0.4)	0.5
(Loss) income from continuing operations	(4.8)%	0.6%

Thirteen Weeks Ended March 30, 2019 Compared to the Thirteen Weeks Ended March 31, 2018

Net Sales and Gross Margin

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
		(As Restated)
	(in thousands)
Net sales	$74,739	$78,385
Cost of sales	54,610	55,166
Gross profit	$20,129	$23,219
Gross margin	26.9%	29.6%

Net sales decreased $3,646, or 4.7%, for the first quarter of 2019 compared to the first quarter of 2018. Our net sales consisted of online sales, representing 90.6% of the total for the first quarter of 2019 (compared to 88.9% in the first quarter of 2018), and offline sales, representing 9.4% of the total for the first quarter of 2019 (compared to 11.1% in the first quarter of 2018). The net sales decrease was driven by a decrease of $1,986, or 2.8%, in online sales, as well as a decrease of  $1,657 or 19.1% in offline sales. Online sales decreased compared to the first quarter of 2018 primarily due to a reduction of traffic and lower in-stock rates resulting from last year’s customs issue. Offline sales decreased primarily due to decreased sales to our wholesale customers.

Gross profit decreased $3,090 or 13.3%, compared to the first quarter of 2018. Gross margin rate decreased 2.7% to 26.9% in the first quarter of 2019 compared to 29.6%  in the first quarter of 2018.  Gross margin rate decreased for the first quarter primarily due to increased freight costs as well as costs associated with port and carrier fees from the customs issue.

Marketing Expense

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
	(in thousands)
Marketing expense	$11,668	$9,982
Percent of net sales	15.6%	12.7%

Total marketing expense increased $1,686, or 16.9%, for the first quarter of 2019 compared to the first quarter of 2018. Online advertising expense was $6,612, or 9.8%, of online sales compared to $5,625, or 8.1%, of online sales for the prior year period. Online advertising expense increased in the first quarter of 2019 compared to 2018 primarily due to increase in paid search advertising. Marketing expense, excluding online advertising, was $5,057, or 6.8%, of net sales compared to $4,357, or 5.6%, of net sales for the same period last year. The increase was primarily due to an increase in overhead driven by investments in marketing platforms and employees. As a percent of net sales, total marketing expense during the first quarter of 2019 increased compared to the first quarter of 2018.

General and Administrative Expense

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
	(in thousands)
General and administrative expense	$4,944	$4,885
Percent of net sales	6.6%	6.2%

General and administrative expense increased $59,  or 1.2%, for the first quarter of 2019 compared to the same period in 2018 primarily due to increased overhead costs driven by employee transition costs. General and administrative expense increased as a percentage of net sales compared to 2018.

Fulfillment Expense

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
	(in thousands)
Fulfillment expense	$5,576	$5,848
Percent of net sales	7.5%	7.5%

Fulfillment expense decreased $272, or 4.7%, for the first quarter of 2019 compared to the same period in 2018, primarily due to a decrease in depreciation and amortization.  Fulfillment expense remained flat as a percentage of net sales compared to 2018.

Technology Expense

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
	(in thousands)
Technology expense	$1,362	$1,088
Percent of net sales	1.8%	1.4%

Technology expense increased $274, or 25.2%, for the first quarter of 2019 compared to the same period in 2018, primarily due to increased overhead driven by employee transition costs. Technology expense increased as a percentage of net sales compared to 2018.

Total Other Income (Expense), Net

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
	(in thousands)
Other expense, net	$(415)	$(432)
Percent of net sales	(0.6)%	(0.6)%

Total other expense, net decreased $17, or 3.9%, for the first quarter of 2019 compared to the same period in 2018.  Total other expense, net remained flat as a percentage of net sales.

Income Tax Provision

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
		(As Restated)
	(in thousands)
Income tax benefit	$(280)	$369
Percent of net sales	(0.4)%	0.5%

For the thirteen weeks ended March 30, 2019, the effective tax rate for the Company’s continuing operations was 7.3%. The effective tax rate for the thirteen weeks ended March 30, 2019 differed from the U.S. federal statutory rate primarily due to state income taxes and share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount.

The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the thirteen weeks ended March 30, 2019, there was no material change from fiscal year ended 2018 in the amount of the Company's deferred tax assets that are more likely than not to be realized in future years.

For the thirteen weeks ended March 31, 2018, the effective tax rate for the Company’s continuing operations was 39.4%. The effective tax rate for the thirteen weeks ended March 31, 2018 differed from the U.S. federal statutory rate primarily due to state income taxes and share-based compensation that is either non-deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount.

Foreign Currency

The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations. See additional information in “Foreign Currency Risk” below in Item 3.

Liquidity and Capital Resources

Sources of Liquidity

During the thirteen weeks ended March 30, 2019 and March 31, 2018, we primarily funded our continuing operations with cash and cash equivalents generated from operations as well as through borrowing under our credit facility. We had cash and cash equivalents of $4,835 as of March 30, 2019, representing a $2,804 increase from $2,031 of cash as of December 29, 2018. The cash increase was primarily the result of cash provided by operating activities. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our credit facility will be sufficient to finance our operations through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).

As of March 30, 2019, our credit facility provided for a revolving commitment of up to $30,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment (see “Debt and Available Borrowing Resources” below).

Working Capital

As of March 30, 2019 and December 29, 2018, our working capital was $5,492 and $10,466, respectively. Our revolving loan does not require principal payments, however it is classified as current due to certain U.S. GAAP requirements (see “Debt and Available Borrowing Resources” below for further details). The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the thirteen weeks ended March 30, 2019 and March 31, 2018 (in thousands):

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
		(As Restated)
Net cash provided by operating activities	$4,875	$8,560
Net cash used in investing activities	(1,587)	(1,490)
Net cash used in financing activities	(477)	(680)
Effect of exchange rate changes on cash	(7)	(18)
Net change in cash and cash equivalents	$2,804	$6,372

Operating Activities

Cash provided by operating activities is primarily comprised of net (loss) income adjusted for non-cash activities such as depreciation and amortization expense, amortization of intangible assets and share-based compensation expense. These non-cash adjustments represent charges reflected in net income and, therefore, to the extent that non-cash items increase or decrease our operating results, there will be no corresponding impact on our cash flows. Net loss adjusted for non-cash adjustments to operating activities was $(1,800) for the thirteen weeks ended March 30, 2019 (adjusted for non-cash charges primarily related to depreciation and amortization expense of $1,529 and share based compensation of

$550), compared to net income adjusted for non-cash adjustments to operating activities of $3,442 for the thirteen weeks ended March 31, 2018 (adjusted for non-cash charges primarily consisting of depreciation and amortization expense of $1,504 and share based compensation of $976). After excluding the effects of the non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities.

•

Accounts receivable increased to $5,746 at March 30, 2019 from $3,727 at December 29, 2018, resulting in a increase in operating assets and reflecting a cash outflow of $2,019 for the thirteen weeks ended March 30, 2019. Accounts receivable increased primarily due to timing of payments at the end of the quarter. For the thirteen weeks ended March 31, 2018, cash outflow related to the change in accounts receivable was $887.

•

Inventory increased to $51,706 at March 30, 2019 from $49,626 at December 29, 2018, resulting in an increase in operating assets and reflecting a cash outflow of $2,080 for the thirteen weeks ended March 30, 2019. For the thirteen weeks ended March 31, 2018, cash outflow related to the change in inventory was $3,649.

•

Accounts payable and accrued expenses increased to $54,953 at March 30, 2019 compared to $44,286 at December 29, 2018, resulting in an increase in operating liabilities and reflecting a cash inflow of $10,667 for the thirteen weeks ended March 30, 2019. Accounts payable and accrued expenses increased primarily due to the increase in accounts payable of $8,333. Accounts payable and accrued expenses fluctuates from period-to-period due to the amount of our revenues and the related purchases and the timing of our payments. For the thirteen weeks ended March 31, 2018, cash inflow related to the change in accounts payable and accrued expenses was $10,339.

Investing Activities

For the thirteen weeks ended March 30, 2019 and March 31, 2018, net cash used in investing activities was primarily the result of increases in property and equipment ($1,587 and $1,490, respectively), which are mainly related to capitalized website and software development costs.

Financing Activities

For the thirteen weeks ended March 30, 2019 and March 31, 2018,  net cash used in financing activities was primarily due to payments made on our revolving loan payable.

Debt and Available Borrowing Resources

Total debt was $0 as of March 30, 2019, compared to $9,153 as of December 29, 2018. The decrease was primarily due to a reduction in capital leases payable.

The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. At March 30, 2019, we did not have an outstanding revolving loan balance. The guaranteed total letters of credit balance at March 30, 2019 was $16,371, of which $12,482 was utilized and included in accounts payable in our consolidated balance sheet. We use letters of credit in the ordinary course of business to satisfy certain vendor obligations. The customary events of default under the Credit Facility (discussed below) include certain subjective acceleration clauses.  Management has determined the likelihood of an acceleration is more than remote, considering the recurring losses experienced by the Company. As a result, any outstanding borrowings under the Credit Facility would be classified as a current liability.

Loans drawn under the Credit Agreement bear interest, at the Company’s option, at a per annum rate equal to either (a) one month LIBOR plus an applicable margin of 1.75%, or (b) an “alternate prime base rate” subject to an increase or reduction by up to 0.25% based on the Company’s fixed charge coverage ratio. At March 30, 2019, the Company’s LIBOR based interest rate was 4.25% (on $0 principal) and the Company’s prime based rate was 5.25% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Agreement bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three business days (on a cumulative basis), and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $2,400 the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. The Company’s excess availability was $8,864 at March 30, 2019. The credit facility matures on April 26, 2020.

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

There were no significant changes to our critical accounting policies during the thirteen weeks ended March 30, 2019. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations (for further detail refer to our Annual Report on Form 10‑K that we filed with the SEC on March 13, 2019):

•	Revenue Recognition;
•	Inventory;
•	Website and Software Development Costs;
•	Income Taxes; and
•	Share-Based Compensation.

Recent Accounting Pronouncements

See “Note 1 – Summary of Significant Accounting Policies and Nature of Operations – Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements (Unaudited), included above in Part I, Item 1 of this report.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information under this item.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a – 15(b) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a‑15(e) of the 1934 Act, as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter, we enhanced our policies, procedures and controls around having any significant and unusual items immediately brought to the attention of the accounting team to have them properly researched and have the appropriate accounting treatment applied. Other than that change, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1.Legal Proceedings

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

ITEM 1A.Risk Factors

Our business is subject to a number of risks which are discussed below. Other risks are presented elsewhere in this report and in our other filings with the SEC. We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in the Annual Report on Form 10‑K that we filed with the SEC on March 13, 2019. You should consider carefully the following risks in addition to the other information contained in this report and our other filings with the SEC, including our subsequent reports on Forms 10‑Q and 8‑K, and any amendments thereto, before deciding to buy, sell or hold our common stock. If any of the following known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

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

In addition, shifting consumer behavior indicates that customers may be more inclined to shop for aftermarket auto parts through marketplace websites such as Amazon and eBay as opposed to purchasing parts through e-commerce channels. For example, during the first quarter of 2019 the online marketplaces sales grew to 39.7% of total sales, compared to 37.2% in the same period in 2018.  Any mix shift in sales to marketplace channels could result in lower gross margins, and as a result, our business and financial results may suffer.

During the first quarter of fiscal 2019 we recorded a  net loss,  and our net losses may continue for the remainder of fiscal year 2019.

During the first quarter of fiscal 2019 we incurred a  net loss of $3,581, compared to a net income of $568 for the first quarter of fiscal 2018. If our net losses continue in fiscal year 2019, they could severely impact our liquidity, as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. In such case, there can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If our net losses were to continue, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.

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

While we did not have any outstanding revolver debt under our Credit Agreement as of the end of the first quarter of 2019, we may have outstanding revolver debt in the future. Any outstanding indebtedness would have important consequences, including the following:

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

Our top ten suppliers represented approximately 53% of our total product purchases during the thirteen weeks ended March 30, 2019. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them.  If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For the thirteen weeks ended March 30, 2019, our product purchases from three drop-ship suppliers represented approximately 9% of our total product purchases.  Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

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

OEMs have attempted to use claims of intellectual property infringement against manufacturers and distributors of aftermarket products to restrict or eliminate the sale of aftermarket products that are the subject of the claims. The OEMs have brought such claims in federal court and with the United States International Trade Commission. We have received in the past, and we anticipate we may in the future receive, communications alleging that certain products we sell infringe the patents, copyrights, trademarks and trade names or other intellectual property rights of OEMs or other third parties. For instance, after approximately three and a half years of litigation and related costs and expenses, on April 16, 2009, we entered into a settlement agreement with Ford Motor Company and Ford Global Technologies, LLC that ended the two legal actions that were initiated by Ford against us related to claims of patent infringement. The United States Patent and Trademark Office records indicate that OEMs are seeking and obtaining more design patents and trademarks then they have in the past. During the past year, for example, the CBP has alleged that certain repair grilles imported by the Company are counterfeit and infringe on trademarks registered by OEMs. While the Company does not believe the trademarks are enforceable against it, the Company has ceased importing certain automotive grilles to avoid disruption to its supply chain.  If the Company cannot work out a settlement with CBP, or otherwise locate a cost effective alternative to acquire certain aftermarket grilles, we may be unable to sell some of this product category which may result in a decline in revenue.  In addition, to the extent that the OEMs are successful in obtaining and enforcing other intellectual property rights, we could be restricted or prohibited from selling other aftermarket products which could have an adverse effect on our business. Infringement claims could also result in increased costs of doing business arising from new importing requirements, increased port and carrier fees and legal expenses, adverse judgments or settlements or changes to our business practices required to settle such claims or satisfy any judgments. For example, during the first quarter of 2019, we incurred approximately $266 of port and carrier fees and legal expenses attributable to CBP’s wrongful seizures and the Company’s litigation with CBP.  Litigation or regulatory enforcement could also result in interpretations of the law that require us to change our business practices or otherwise increase our costs and harm our business. We may not maintain sufficient insurance coverage to cover the types of claims that could be asserted. If a successful claim were brought against us, it could expose us to significant liability.

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

Since the completion of our initial public offering in February 2007 through March 30, 2019, the trading price of our common stock has been volatile, ranging from a high of $12.61 per share to a low per share of $0.88. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

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

While management has concluded that our internal controls over financial reporting were effective as of March 30, 2019, we have in the past, and could in the future, have a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.

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

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.Defaults Upon Senior Securities

None.

ITEM 4.Mine Safety Disclosures

Not applicable.

ITEM 5.Other Information

None.

ITEM 6.Exhibits

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10‑Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 9, 2019	U.S. AUTO PARTS NETWORK, INC.

		By:	/s/ Lev Peker
Lev Peker
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ David Meniane
David Meniane
Chief Financial Officer and Chief Operating Officer
(Principal Financial Accounting Officer)