Form 10-Q
period 2019-06-29
U.S. Auto Parts Network, Inc.
filed 2019-08-09
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).     Yes  ☐   No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol:	Name of Exchange on which registered:
Common Stock, $0.001 par value per share	PRTS	The Nasdaq Stock Market LLC

As of August 7, 2019, the registrant had 35,824,188 shares of common stock outstanding, $0.001 par value.

U.S. AUTO PARTS NETWORK, INC.

QUARTERLY REPORT ON FORM 10‑Q

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 29, 2019

		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	4
	Consolidated Balance Sheets (Unaudited) at June 29, 2019 and December 29, 2018	4
	Consolidated Statements of Operations and Comprehensive Operations (Unaudited) for the Thirteen and Twenty-six Weeks Ended June 29, 2019 and June 30, 2018	5
	Consolidated Statements of Stockholder’s Equity (Unaudited) for the Thirteen and Twenty-six Weeks Ended June 29, 2019 and June 30, 2018	6
	Consolidated Statements of Cash Flows (Unaudited) for the Twenty-six Weeks Ended June 29, 2019 and June 30, 2018	7
	Notes to Consolidated Financial Statements (Unaudited)	8
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	27
ITEM 4.	Controls and Procedures	27

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	28
ITEM 1A.	Risk Factors	28
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
ITEM 3.	Defaults Upon Senior Securities	44
ITEM 4.	Mine Safety Disclosures	44
ITEM 5.	Other Information	44
ITEM 6.	Exhibits	45

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

PART I. FINANCIAL INFORMATION

ITEM 1.Financial Statements

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, In Thousands, Except Par Value and Per Share Liquidation Value)

	June 29,	December 29,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$883	$2,031
Short-term investments	7	1
Accounts receivable, net	4,040	3,727
Inventory	52,552	49,626
Other current assets	4,908	3,400
Total current assets	62,390	58,785
Deferred income taxes	21,846	21,833
Property and equipment, net	8,557	15,184
Right-of-use - assets - operating leases, net	5,565	—
Right-of-use - assets - financing leases, net	8,513	—
Other non-current assets	2,095	2,163
Total assets	$108,966	$97,965
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,344	$34,039
Accrued expenses	12,236	10,247
Current portion of capital leases payable	—	594
Customer deposits	427	521
Right-of-use - obligation - operating, short term	1,604	—
Right-of-use - obligation - finance, short term	620	—
Other current liabilities	3,275	2,918
Total current liabilities	58,506	48,319
Capital leases payable, net of current portion	—	8,559
Right-of-use - obligation - operating, long term	4,026	—
Right-of-use - obligation - finance, long term	8,070	—
Other non-current liabilities	2,137	2,265
Total liabilities	72,739	59,143
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; $1.45 per share liquidation value or aggregate of $6,017; 4,150 shares authorized; 2,771 shares issued and outstanding at both June 29, 2019 and December 29, 2018	3	3
Common stock, $0.001 par value; 100,000 shares authorized; 35,784 and 34,992 shares issued and outstanding at June 29, 2019 and December 29, 2018 (of which 2,525 are treasury stock)	38	38
Common stock dividend	40	—
Treasury stock	(7,146)	(7,146)
Additional paid-in capital	184,037	183,139
Accumulated other comprehensive income	541	579
Accumulated deficit	(141,286)	(137,791)
Total stockholders’ equity	36,227	38,822
Total liabilities and stockholders' equity	$108,966	$97,965

See accompanying notes to consolidated financial statements (unaudited).

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
		(As Restated)		(As Restated)
Net sales	$73,687	$76,973	$148,425	$155,358
Cost of sales (1)	51,924	56,451	106,533	111,617
Gross profit	21,763	20,522	41,892	43,741
Operating expenses:
Marketing	11,321	9,818	22,989	19,800
General and administrative	4,646	4,741	9,590	9,626
Fulfillment	5,819	5,394	11,395	11,242
Technology	1,157	998	2,519	2,086
Amortization of intangible assets	25	47	50	94
Total operating expenses	22,968	20,998	46,543	42,848
(Loss) income from operations	(1,205)	(476)	(4,651)	893
Other income (expense):
Other, net	46	(7)	43	(6)
Interest expense	(484)	(421)	(895)	(854)
Total other expense, net	(438)	(428)	(852)	(860)
(Loss) income before income taxes	(1,643)	(904)	(5,503)	33
Income tax (benefit) provision	(186)	(107)	(465)	262
Net loss	(1,457)	(797)	(5,038)	(229)
Other comprehensive income:
Foreign currency translation adjustments	(28)	23	(33)	42
Total other comprehensive income	(28)	23	(33)	42
Comprehensive loss	$(1,485)	$(774)	$(5,071)	$(187)
Loss from continuing operations per share:
Basic and diluted net loss per share	$(0.04)	$(0.02)	$(0.14)	$(0.01)
Weighted average common shares outstanding:
Shares used in computation of basic and diluted net loss per share	35,632	34,972	35,506	34,896

(1)	Excludes depreciation and amortization expense which is included in marketing, general and administrative and fulfillment expense.

See accompanying notes to consolidated financial statements (unaudited).

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, In Thousands)

							Common	Accumulated
					Additional		Stock	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Treasury	Dividend	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Distributable	Income (Loss)	Deficit	Equity
Balance as originally stated at December 30, 2017	2,771	$3	34,666	$37	$179,906	$(7,146)	—	$557	$(132,996)	$40,361
Effect of new accounting adoption	—	—	—	—	—	—	—	—	255	255
Balance as currently stated at December 30, 2017	2,771	3	34,666	37	179,906	(7,146)	—	557	(132,741)	40,616
Net Income	—	—	—	—	—	—	—	—	568	568
Issuance of shares in connection with restricted stock units vesting	—	—	438	—	—	—	—	—	—	—
Minimum tax withholding on RSU's	—	—	(166)	—	—	—	—	—	—	—
Minimum tax withholdings on options exercised	—	—	—	—	(395)	—	—	—	—	(395)
Issuance of shares in connection with BOD fees	—	—	1	—	4	—	—	—	—	4
Share-based compensation	—	—	—	—	1,002	—	—	—	—	1,002
Common stock dividend on preferred stock	—	—	—	—	—	—	—	—	(39)	(39)
Effect of changes in foreign currencies	—	—	—	—	—	—	—	22	—	22
Balance, March 31, 2018	2,771	3	34,939	37	180,517	(7,146)	—	579	(132,212)	41,778
Net loss	—	—	—	—	—	—	—	—	(797)	(797)
Issuance of shares in connection with restricted stock units vesting	—	—	33	—	—	—	—	—	—	—
Minimum tax withholding on RSU’s	—	—	—	—	(35)	—	—	—	—	(35)
Minimum tax withholdings on options exercised	—	—	—	—	—	—	—	—	—	—
Issuance of shares in connection with BOD fees	—	—	2	—	4	—	—	—	—	4
Share-based compensation	—	—	—	—	156	—	—	—	—	156
Common Stock Dividend on preferred stock	—	—	—	—	—	—	—	—	(41)	(41)
Effect of changes in foreign currencies	—	—	—	—	—	—	—	24	—	24
Balance, June 30, 2018	2,771	$3	34,974	$37	$180,642	$(7,146)	$—	$603	$(133,050)	$41,089

Balance as originally reported at, December 29, 2018	2,771	$3	34,992	$38	$183,139	$(7,146)	$—	$579	$(137,791)	$38,822
Effect of new accounting adoption	—	—	—	—	—	—	—	—	1,623	1,623
Balance as currently stated at, December 29, 2018	2,771	3	34,992	38	183,139	(7,146)	—	579	(136,168)	40,445
Net Loss	—	—	—	—	—	—	—	—	(3,581)	(3,581)
Issuance of shares in connection with restricted stock units vesting	—	—	437	—	(288)	—	—	—	—	(288)
Issuance of shares in connection with BOD fees	—	—	4	—	4	—	—	—	—	4
Share-based compensation	—	—	—	—	554	—	—	—	—	554
Common stock dividend on preferred stock	—	—	—	—	—	—	—	—	(39)	(39)
Effect of changes in foreign currencies	—	—	—	—	—	—	—	(5)	—	(5)
Balance, March 30, 2019	2,771	3	35,433	38	183,409	(7,146)	—	574	(139,788)	37,090
Net loss	—	—	—	—	—	—	—	—	(1,457)	(1,457)
Issuance of shares in connection with restricted stock units vesting	—	—	348	—	(2)	—	—	—	—	(2)
Issuance of shares in connection with BOD fees	—	—	3	—	5	—	—	—	—	5
Share-based compensation	—	—	—	—	625	—	—	—	—	625
Issuance of shares related to dividends on preferred stock	—	—	—	—	—	—	—	—	(41)	(41)
Common Stock Dividend on preferred stock	—	—	—	—	—	—	40	—		40
Effect of changes in foreign currencies	—	—	—	—	—	—	—	(33)	—	(33)
Balance, June 29, 2019	2,771	$3	35,784	$38	$184,037	$(7,146)	$40	$541	$(141,286)	$36,227

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, In Thousands)

	Twenty-Six Weeks Ended
	June 29,	June 30,
	2019	2018
		(As Restated)
Operating activities
Net loss	$(5,038)	$(229)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,040	2,993
Amortization of intangible assets	50	94
Deferred income taxes	(559)	197
Share-based compensation expense	1,163	1,137
Stock awards issued for non-employee director service	7	7
Amortization of deferred financing costs	2	2
Changes in operating assets and liabilities:
Accounts receivable	(313)	(163)
Inventory	(2,926)	1,247
Other current assets	(1,517)	(1,270)
Other non-current assets	24	1
Accounts payable and accrued expenses	8,473	4,560
Other current liabilities	345	(929)
Right-of-Use Obligation - Operating Leases - Current	1,595	—
Right-of-Use Obligation - Operating Leases - Long-term	(1,530)	—
Other non-current liabilities	134	194
Net cash provided by operating activities	2,950	7,841
Investing activities
Additions to property and equipment	(3,431)	(2,940)
Net cash used in investing activities	(3,431)	(2,940)
Financing activities
Borrowings from revolving loan payable	7,641	3,189
Payments made on revolving loan payable	(7,641)	(3,189)
Payments on capital leases	(299)	(293)
Statutory tax withholding payment for share-based compensation	(289)	(430)
Payment of liabilities related to financing activities	—	(100)
Preferred stock dividends paid	(80)	(80)
Net cash used in financing activities	(668)	(903)
Effect of exchange rate changes on cash	1	(24)
Net change in cash and cash equivalents	(1,148)	3,974
Cash and cash equivalents, beginning of period	2,031	2,850
Cash and cash equivalents, end of period	$883	$6,824
Supplemental disclosure of non-cash investing and financing activities:
Accrued asset purchases	$825	$680
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$43	$44
Cash paid during the period for interest	$834	$869

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

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10‑Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of June 29, 2019 and the consolidated results of operations and cash flows the thirteen and twenty-six weeks ended June 29, 2019 and June 30, 2018. The Company’s results for the interim periods are not necessarily indicative of the results that may be expected for any other interim period, or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10‑K for the year ended December 29, 2018, which was filed with the SEC on March 13, 2019 and all our other periodic filings, including Current Reports on Form 8‑K, filed with the SEC after the end of our 2018 fiscal year, and throughout the date of this report.

During the thirteen and twenty-six weeks ended June 29, 2019, the Company incurred a net loss of $1,457 and $5,038 respectively, compared to a  net loss of $797  and $229 during the thirteen and twenty-six weeks ended June 30, 2018, respectively. Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months.

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

Note 2 – Borrowings

The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory, and property and equipment. At June 29, 2019, our outstanding revolving loan balance was $0. The guaranteed total letters of credit balance at June 29, 2019 was $18,071, of which $15,034 was utilized and included in accounts payable in our consolidated balance sheet.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.75%, or (b) an “alternate prime base rate” subject to an increase or reduction by up to 0.25% per annum based on the Company’s fixed charge coverage ratio. At June 29, 2019, the Company’s LIBOR based interest rate was 4.19% (on $0 principal) and the Company’s prime based rate was 5.75% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the credit agreement with JP Morgan Chase Bank (the "Credit Agreement"), cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three business days (on a cumulative basis) and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with such trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $2,400, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 (with the trigger subject to adjustment based on the Company’s revolving commitment). The Company’s excess availability was $6,740 at June 29, 2019. As of the date hereof, the cash dominion period has not been in effect; accordingly, no principal payments are due. The Credit Agreement requires us to obtain a prior written consent from JPMorgan Chase Bank when we determine to pay any dividends on or make any distribution with respect to our common stock. The credit facility matures on April 26, 2020.

Note 3 – Stockholders’ Equity and Share-Based Compensation

Options and Restricted Stock Units

The Company had the following common stock option activity during the twenty-six weeks ended June 29, 2019:

•	Granted options to purchase 3,705 common shares.

•	Exercise of 0 options to purchase common shares.
•	Forfeiture of 1,250 option to purchase common shares.
•	Expiration of 1,078 options to purchase common shares.

The following table summarizes the Company’s restricted stock unit ("RSU") activity for the twenty-six weeks ended June 29, 2019, and details regarding the awards outstanding and exercisable at June 29, 2019 (in thousands):

			Weighted Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (in years)	Intrinsic Value
Vested and expected to vest at December 29, 2018	1,454	$—
Awarded	1,788	$—
Vested	(1,070)	$—
Forfeited	(398)	$—
Awards outstanding, June 29, 2019	1,774	$—	0.74	$2,218
Vested and expected to vest at June 29, 2019	1,774	$—	0.74	$2,218

During the twenty-six weeks ended June 29, 2019, 378 RSUs that vested were time-based and 44 were performance-based. In addition, 81 share awards were released to two departing board members and 7  shares were issued as partial payment for director’s fee as elected by  a Board member. For the RSUs awarded, the number of shares issued on the date of vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For those employees who elect not to receive shares net of the minimum statutory withholding requirements, the appropriate taxes are paid directly by the employee. During the twenty-six weeks ended June 29, 2019, we withheld 95 shares to satisfy $102 of employees’ tax obligations. Although shares withheld are not issued, they are treated as a common stock repurchase in our consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting.

For the thirteen and twenty-six weeks ended June 29, 2019, we recorded compensation costs related to stock options and RSUs of $625 and $1,180, respectively. For the thirteen and twenty-six weeks ended June 30, 2018 we recorded compensation costs related to stock options and RSUs of $156 and $1,158, respectively. As of June 29, 2019, there was unrecognized compensation expense related to stock options and RSUs of $4,056.

Note 4 – Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income per share:		(As Restated)		(As Restated)
Numerator:
Net Loss	$(1,457)	$(797)	(5,038)	(229)
Dividends on Series A Convertible Preferred Stock	40	40	80	80
Net loss available to common shares	$(1,497)	$(837)	$(5,118)	$(309)
Denominator:
Weighted-average common shares outstanding (basic)	35,632	34,972	35,506	34,896
Common equivalent shares from common stock options, restricted stock, preferred stock and warrants	—	—	—	—
Weighted-average common shares outstanding (diluted)	35,632	34,972	35,506	34,896
Basic and diluted net loss per share	$(0.04)	$(0.02)	$(0.14)	$(0.01)

The anti-dilutive securities, which are excluded from the calculation of diluted earnings per share due to their anti-dilutive effect are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Performance stock units	651	343	332	384
Restricted stock units	248	504	289	515
Series A Convertible Preferred Stock	2,771	2,771	2,771	2,771
Options to purchase common stock	7,238	5,477	6,774	5,611
Total	10,908	9,095	10,166	9,281

Note 5 – Income Taxes

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2014‑2018 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2015‑2018 remain open.

For the thirteen and twenty-six weeks ended June 29, 2019 the effective tax rate for the Company’s continuing operations was 11.3% and 8.4%, respectively. The effective tax rate for the thirteen and twenty-six weeks ended June 29, 2019 differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different effective tax rates, and share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount.

The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the twenty-six weeks ended June 29, 2019, there was no material change from fiscal year ended 2018 in the amount of the Company's deferred tax assets that are more likely than not to be realized in future years.

For the thirteen and twenty-six weeks ended June 30, 2018, the effective tax rate for the Company’s continuing operations was 11.8% and 793.9%, respectively. The effective tax rate for the thirteen and twenty-six weeks ended June 30, 2018 differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different effective tax rates, and share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount.

Note 6 – Commitments and Contingencies

Facilities Leases

Facility rent expense for the thirteen and twenty-six weeks ended June 29, 2019 was $535 and $986, respectively, compared to $446 and $886 for the same periods in 2018.

Quantitative information regarding the Company’s leases as of June 29, 2019 is as follows (in thousands):

	Thirteen weeks ended June 29, 2019	Twenty-six weeks ended June 29, 2019
Components of lease cost
Finance lease cost components
Amortization of finance lease assets	$237	$474
Interest on finance lease liabilities	169	341
Total finance lease costs	$406	$815
Operating lease components
Operating lease cost	$254	$464
Short-term lease cost	—	—
Total operating lease costs	$254	$464

Total lease cost	$660	$1,279

Supplemental cash flow information related to our operating leases is as follows for the period ended June 29, 2019:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$213	$419

Weighted-average remaining lease term-finance leases (in years)		13.2
Weighted-average remaining lease term-operating leases (in years)		3.9
Weighted-average discount rate-finance leases		7.75%
Weighted-average discount rate-operating leases		5.60%

Capital lease commitments as of June 29, 2019 were as follows (in thousands):

	Finance Leases	Operating Leases	Total
2019	$642	$839	$1,481
2020	1,111	1,635	2,746
2021	944	1,337	2,281
2022	952	1,043	1,995
2023	966	761	1,727
Thereafter	9,749	652	10,401
Total minimum payments required	14,364	6,267	20,631
Less portion representing interest	5,674	637	6,311
Present value of lease obligations	$8,690	$5,630	$14,320
Less current portion of lease obligations	620	1,604	2,224
Long-term portion of lease obligations	$8,070	$4,026	$12,096

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

Despite the favorable court order, the Company continued to experience issues with product flow arising from CBP’s inability to process the Company’s shipping containers in an expeditious fashion.  As a result, the Company incurred significant port and carrier fees resulting from the increased period of time the Company’s containers remained at the port. The fees associated with this unreleased product, as well as the increased legal costs associated with the product seizures and the bonding litigation, aggregated to $99 and $365 the thirteen and twenty-six weeks ended June 29, 2019, respectively.

On July 24, 2019, the Company reached confidential settlement terms with CBP to settle these matters.  As part of the settlement: (i) Customs will release to the Company certain inventory mistakenly seized, (ii) the Company and CBP enter into mutual releases, (iii) without admitting liability, the Company will forfeit to CBP certain goods which CBP deems to be violative. All outstanding CBP enforcement issues are resolved, and the Company has no outstanding damage or duty claims from CBP. All product not implicated by the trademark infringement allegations has been released by CBP.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Private Label
Collision	60%	57%	58%	58%
Engine	19%	18%	19%	17%
Performance	1%	1%	1%	1%

Branded
Collision	1%	1%	1%	1%
Engine	10%	11%	11%	11%
Performance	9%	12%	10%	12%

Total	100%	100%	100%	100%

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

Key Metrics: To understand revenue generation through our network of e-commerce websites and online marketplaces, we monitor several key business metrics, including the following:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Unique Visitors (millions)(1)	14.2	16.3	32.4	36.4
E-commerce Orders (thousands)	423	443	890	903
Online Marketplace Orders (thousands)	463	414	906	855
Total Online Orders (thousands)	886	857	1,796	1,758
E-commerce Average Order Value	$92	$102	$92	$100
Online Marketplace Average Order Value	$70	$74	$71	$73
Total Online Average Order Value	$80	$88	$81	$87
Revenue Capture(1)	87.8%	87.7%	87.6%	87.9%
Conversion(1)	2.98%	2.70%	2.75%	2.50%

(1)	Excludes online marketplaces.

Unique Visitors: A unique visitor to a particular website represents a user with a distinct IP address that visits that particular website. We define the total number of unique visitors in a given month as the sum of unique visitors to each of our websites during that month. We measure unique visitors to understand the volume of traffic to our websites and to track the effectiveness of our online marketing efforts. The number of unique visitors has historically varied based on a number of factors, including our marketing activities and seasonality. Included in the unique visitors are mobile device based customers, who are becoming an increasing part of our business. Shifting consumer behavior and technology enhancements indicates that customers are becoming more inclined to purchase auto parts through their mobile devices. User sophistication and technological advances have increased consumer expectations around the user experience on mobile devices, including speed of response, functionality, product availability, security, and ease of use. We believe enhancements to online solutions specifically catering to mobile based shopping can result in an increase in the number of orders and revenues. We believe an increase in unique visitors to our websites will result in an increase in the number of orders. We seek to increase the number of unique visitors to our websites by attracting repeat customers and improving search engine marketing and other internet marketing activities. During the thirteen and twenty-six weeks ended June 29, 2019 our unique visitors decreased by 12.9% and 11.0%, respectively, compared to the same periods in 2018, with the decrease primarily driven by our focus on private label sales, which led us to proactively reduce marketing spend for branded product sales.

Total Number of Orders: We monitor the total number of orders as an indicator of future revenue trends. Total orders increased 3.4% in the second quarter of 2019 compared to the second quarter of 2018, with e-commerce and online marketplace orders decreasing by 4.5% and increasing by 11.8%, respectively. Total orders increased 2.2% for the twenty-six weeks ended June 29, 2019 ("YTD Q2 2019"), compared to the twenty-six weeks ended June 30, 2018 ("YTD Q2 2018"), with ecommerce and online marketplace orders decreasing by 1.4% and increasing by 6.0%, respectively.

We believe total number of orders increased primarily due to improved conversion, driven by enhanced customer experience.

Average Order Value: Average order value represents our net sales on a placed orders basis for a given period of time divided by the total number of orders recorded during the same period of time. Average order value decreased 9.1% and 6.9% for the second quarter and YTD Q2 2019, respectively, compared to the same period in 2018 primarily driven by decreases in e-commerce order value.  We seek to increase the average order value as a means of increasing net sales. Average order values vary depending upon a number of factors, including the components of our product offering, the order volume in certain online sales channels, macro-economic conditions, and online competition.

Revenue Capture: Revenue capture is the amount of actual dollars retained after taking into consideration returns, credit card declines and product fulfillment. During the second quarter our revenue capture increased by 0.1% compared with the prior year, and in the YTD Q2 2019 decreased by 0.3% compared to the same period in 2018.

Conversion: Conversion is the number of orders as a rate of the total number of unique visitors. This rate indicates how well we convert a visitor to a customer sales order. During the second quarter and YTD Q2 2019 our conversion increased 10.4% and 10.0%, respectively, compared to the same periods in 2018 as a result of shifts in channel mix as well as declines in traffic.

Executive Summary

For the second quarter of 2019, the Company’s continuing operations generated net sales of $73,687, compared with $76,973 for the second quarter of 2018, representing a decrease of 4.3%. Our continued operations incurred a net loss of $1,457 for the second quarter of 2019 compared to a  net loss of $797 for the second quarter of 2018. Our continuing operations generated income before interest expense, net, income tax provision, depreciation and amortization expense, amortization of intangible assets, plus share-based compensation expense, and costs related to our customs issues and employee transition costs (“Adjusted EBITDA”) of $1,425 in the second quarter of 2019 compared to $2,800 in the second quarter of 2018. Adjusted EBITDA, which is not a Generally Accepted Accounting Principle measure, is presented because such measure is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income, as an indicator of the Company’s operating performance, or as an alternative to cash flows, as a measure of the Company’s overall liquidity, as presented in the Company’s consolidated financial statements. Further, the Adjusted EBITDA measure shown may not be comparable to similarly titled measures used by other companies. Refer to the table presented below under "Non-GAAP measures" for additional information and a reconciliation of net income (loss) to Adjusted EBITDA.

Our second quarter 2019 net sales consisted of online sales, representing 90.5% of the total (compared to 89.0% in the second quarter of 2018), and offline sales, representing 9.5% of the total (compared to 11.0% in the second quarter of 2018). The net sales decrease was due to a decrease in online sales of $1,767, or 2.6%, as well as a decrease in offline sales of $1,527 or 18.0%. Our online sales channels decrease is primarily the result of a $5,215, or 13.2%, decrease in our e-commerce sales channel,  due to a strategic mix shift towards higher margin private label products. The offline sales channel decreased primarily due to decreased sales to our wholesale customers.

Like most e-commerce retailers, our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. Historically, marketing through search engines provided the most efficient opportunity to reach millions of on-line auto part buyers. We are included in search results through paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our websites. Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. We have had a history of success with our search engine marketing techniques, which gave our different websites preferred positions in search results. Search engines, like Google, revise their algorithms from time to time in an attempt to optimize their search results. During the last few years, Google has changed its search results ranking algorithm. In some cases our unique visitor count, and therefore our financial results, were negatively impacted by these changes. We continue to address the ongoing changes to the Google methodology and continue to invest in paid advertising channels, but during the second quarter of 2019, our unique visitor count decreased by 2.1 million, or 12.9%, to 14.2 million unique visitors compared to 16.3 million unique visitors in the second quarter of 2018 primarily driven by our focus on private label sales, which led us to proactively reduce marketing spend for branded product sales.  As in the past we expect Google will continue to make changes in their search engine algorithms to improve their user experience. As we are significantly dependent upon search engines for our website traffic, if we are unable to attract unique visitors, our business and results of operations will be harmed.

Total orders increased and average order value decreased for the second quarter of 2019 compared to the second quarter of 2018. Total expenses, which primarily consisted of cost of sales and operating costs, decreased during the second quarter of 2019 compared to the same period in 2018. Components of our cost of sales and operating costs are described in further detail under — “Results of Operations” below.

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

The table below reconciles net income from continuing operations to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
		(As Restated)		(As Restated)
Net loss	$(1,457)	$(797)	$(5,038)	$(229)
Depreciation & amortization	1,511	1,489	3,040	2,993
Amortization of intangible assets	25	47	50	94
Interest expense, net	487	421	894	852
Taxes	(186)	(107)	(465)	262
EBITDA	$380	$1,053	$(1,519)	$3,972
Stock comp expense	$613	$161	$1,163	$1,137
Employee transition costs(1)	283	—	1,269	—
Customs Costs(2)	149	1,586	415	1,966
Adjusted EBITDA	$1,425	$2,800	$1,328	$7,075

(1)	We incurred employee transition costs related to the transition of our executive management team including severance, recruiting, hiring bonus, and relocation costs.
(2)

We incurred port and carrier fees and legal costs associated with our customs related issues. Refer to “Note 6 – Commitments and Contingencies” of our Notes to Consolidated Financial Statements for additional details.

Results of Continuing Operations

The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
		(As Restated)		(As Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.5	73.3	71.8	71.8
Gross profit	29.5	26.7	28.2	28.2
Operating expenses:
Marketing	15.4	12.8	15.5	12.7
General and administrative	6.3	6.1	6.5	6.2
Fulfillment	7.9	7.0	7.7	7.2
Technology	1.6	1.3	1.7	1.3
Amortization of intangible assets	0.0	0.1	0.0	0.1
Total operating expenses	31.2	27.3	31.4	27.6
Loss from operations	(1.6)	(0.6)	(3.1)	0.6
Other income (expense):
Other income, net	0.1	(0.0)	0.0	(0.0)
Interest expense	(0.7)	(0.5)	(0.6)	(0.6)
Total other expense, net	(0.6)	(0.5)	(0.6)	(0.6)
Loss before income taxes	(2.2)	(1.1)	(3.7)	0.0
Income tax (benefit) provision	(0.3)	(0.1)	(0.3)	0.1
Net loss	(2.0)%	(1.0)%	(3.4)%	(0.1)%

Thirteen Weeks Ended June 29, 2019 Compared to the Thirteen Weeks Ended June 30, 2018

Net Sales and Gross Margin

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 29, 2019	June 30, 2018		June 29, 2019		June 30, 2018
		(As Restated)			(As Restated)
	(in thousands)			(in thousands)
Net sales	$73,687		$76,973	$148,425		$155,358
Cost of sales	51,924		56,451	106,533		111,617
Gross profit	$21,763		$20,522	$41,892		$43,741
Gross margin	29.5%		26.7%	28.2%		28.2%

Net sales decreased $3,286,  or 4.3%,  for the second quarter of 2019 compared to the first quarter of 2018. Our net sales consisted of online sales, representing 90.5% of the total for the second quarter of 2019 (compared to 89.0% in the second quarter of 2018), and offline sales, representing 9.5% of the total for the second quarter of 2019 (compared to 11.0% in the second quarter of 2018). The net sales decrease was driven by a decrease of $1,767, or 2.6%, in online sales, as well as a decrease of  $1,527 or 18.0% in offline sales. Online sales decreased compared to the second quarter of 2018 primarily due to a strategic mix shift towards higher margin private label product. Offline sales decreased primarily due to decreased sales to our wholesale customers.

Net sales decreased $6,933, or 4.5%, for the YTD Q2 2019 compared to the YTD Q2 2018. Our net sales consisted of online sales, representing 90.6% of the total net sales for YTD Q2 2019 (compared to 89.0% for YTD Q2 2018), and offline sales, representing 9.4% of the total for YTD Q2 2019 (compared to 11.0% for YTD Q2 2018). The net sales decrease was driven by a decrease of $3,753, or 2.7%, in online sales. Online sales decreased primarily due to a strategic mix shift towards higher margin private label product. During YTD Q2 2019 our offline sales, which consist of our Kool-Vue® and wholesale operations, decreased by $3,184, or 18.6%, compared to YTD Q2 2018, primarily due to decreased sales to our wholesale customers.

Gross profit increased $1,241 or 6.0%, compared to the second quarter of 2018 and decreased $1,849, or 4.2% compared to the YTD Q2 2018.  Gross margin rate increased 2.8% to 29.5% in the second quarter of 2019 compared to 26.7%  in the second quarter of 2018 and remained consistent in the YTD Q2 2019 compared to YTD Q2 2018.  Gross margin rate increased for the second quarter due to a shift towards higher margin product sales.

Marketing Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(in thousands)		(in thousands)
Marketing expense	$11,321	$9,818	$22,989	$19,800
Percent of net sales	15.4%	12.8%	15.5%	12.7%

Total marketing expense increased $1,503, or 15.3%, for the second quarter of 2019 compared to the second quarter of 2018. Online advertising expense was $6,397, or 9.6%, of online sales compared to $5,445, or 8.0%, of online sales for the prior year period. Online advertising expense increased in the second quarter of 2019 compared to 2018 primarily due to an increase in paid search advertising. Marketing expense, excluding online advertising, was $4,923, or 6.7%, of net sales compared to $4,414, or 5.7%, of net sales for the same period last year. The increase was primarily due to an increase in overhead driven by investments in marketing platforms and employees. As a percent of net sales, total marketing expense during the second quarter of 2019 increased compared to the second quarter of 2018.

Total marketing expense increased $3,189, or 16.1%, for YTD Q2 2019 compared to YTD Q2 2018. Online advertising expense was $13,009, or 9.7%, of online sales compared to $11,070, or 8.0%, of online sales for the prior year period. Online advertising expense increased in YTD Q2 2019 primarily due to an increase in paid search advertising. Marketing expense, excluding online advertising, was $9,980, or 6.7%, of net sales compared to $8,771, or 5.6%, of net sales for the same period last year. The increase was primarily due an increase in overhead driven by investments in marketing platforms and employees. As a percent of net sales, total marketing expense during YTD Q2 2019 increased compared to YTD Q2 2018.

General and Administrative Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(in thousands)		(in thousands)
General and administrative expense	$4,646	$4,741	$9,590	$9,626
Percent of net sales	6.3%	6.1%	6.5%	6.2%

General and administrative expense decreased $95,  or (2.0)%,  and decreased $36, or (0.4)%,  for the second quarter and YTD Q2 2019, respectively, compared to the same periods in 2018 primarily due to decreased depreciation and amortization. General and administrative expense increased as a percentage of net sales compared to 2018.

Fulfillment Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(in thousands)		(in thousands)
Fulfillment expense	$5,819	$5,394	$11,395	$11,242
Percent of net sales	7.9%	7.0%	7.7%	7.2%

Fulfillment expense increased $425, or 7.9%, and $153, or 1.4%,  for the second quarter and YTD Q2 2019, respectively, compared to the same periods in 2018, primarily due to an increase in overhead and employee costs. Fulfillment expense increased as a percentage of net sales compared to 2018.

Technology Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(in thousands)		(in thousands)
Technology expense	$1,157	$998	$2,519	$2,086
Percent of net sales	1.6%	1.3%	1.7%	1.3%

Technology expense increased $159, or 15.9%, and $433, or 20.8%,  for the second quarter and YTD Q2 2019, respectively, compared to the same periods in 2018,  primarily due to increased overhead driven by employee transition costs. Technology expense increased as a percentage of net sales compared to 2018.

Total Other Income (Expense), Net

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(in thousands)		(in thousands)
Other expense, net	$(438)	$(428)	$(852)	$(860)
Percent of net sales	(0.6)%	(0.6)%	(0.6)%	(0.6)%

Total other expense, net increased $10, or 2.3%, and decreased $8, or 0.9%,  for the second quarter and YTD Q2 2019, respectively, compared to the same periods in 2018.  Total other expense, net remained flat as a percentage of net sales.

Income Tax Provision

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 29, 2019	June 30, 2018		June 29, 2019		June 30, 2018
		(As Restated)			(As Restated)
	(in thousands)			(in thousands)
Income tax benefit	$(186)		$(107)	$(465)		$262
Percent of net sales	(0.3)%		(0.1)%	(0.3)%		0.2%

For the thirteen and twenty-six weeks ended June 29, 2019 the effective tax rate for the Company’s continuing operations was 11.3% and 8.4%.  The effective tax rate for the thirteen and twenty-six weeks ended June 29, 2019 differed from the U.S. federal statutory rate primarily due to state income taxes,  income of our Philippines subsidiary that is subject to different effective tax rates, and share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount.

The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the twenty-six weeks ended June 29, 2019, there was no material change from fiscal year ended 2018 in the amount of the Company's deferred tax assets that are more likely than not to be realized in future years.

For the thirteen and twenty-six weeks ended June 30, 2018, the effective tax rate for the Company’s continuing operations was 11.8% and 793.9%, respectively. The effective tax rate for the thirteen and twenty-six weeks ended June 30, 2018 differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different effective tax rates, and share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount.

Foreign Currency

The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations.

Liquidity and Capital Resources

Sources of Liquidity

During the twenty-six weeks ended  June 29, 2019 and June 30, 2018, we primarily funded our continuing operations with cash and cash equivalents generated from operations as well as through borrowing under our credit facility. We had cash and cash equivalents of $883 as of June 29, 2019, representing a $1,148 decrease from $2,031 of cash as of December 29, 2018. The cash decrease was primarily the result of employee transition costs, technology capital expenditures, marketing, and setup costs for the Company’s new distribution center in Las Vegas, Nevada. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our credit facility will be sufficient to finance our operations through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).

As of June 29, 2019, our credit facility provided for a revolving commitment of up to $30,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment (see “Debt and Available Borrowing Resources” below).

Working Capital

As of June 29, 2019 and December 29, 2018, our working capital was $3,884 and $10,466, respectively. Our revolving loan does not require principal payments, however it is classified as current due to certain U.S. GAAP requirements (see “Debt and Available Borrowing Resources” below for further details). The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the twenty-six weeks ended June 29, 2019 and June 30, 2018 (in thousands):

	Twenty-Six Weeks Ended
	June 29, 2019	June 30, 2018
		(As Restated)
Net cash provided by operating activities	$2,950	$7,841
Net cash used in investing activities	(3,431)	(2,940)
Net cash used in financing activities	(668)	(903)
Effect of exchange rate changes on cash	1	(24)
Net change in cash and cash equivalents	$(1,148)	$3,974

Operating Activities

Cash provided by operating activities is primarily comprised of loss adjusted for non-cash activities such as depreciation and amortization expense, amortization of intangible assets and share-based compensation expense. These non-cash adjustments represent charges reflected in net loss and, therefore, to the extent that non-cash items increase or decrease our operating results, there will be no corresponding impact on our cash flows. Net loss adjusted for non-cash adjustments to operating activities was $(1,335) for the twenty-six weeks ended June 29, 2019 (adjusted for non-cash charges primarily related to depreciation and amortization expense of $3,040 and share based compensation of $1,163), compared to net income adjusted for non-cash adjustments to operating activities of $4,201 for the twenty-six weeks ended June 30, 2018 (adjusted for non-cash charges primarily consisting of depreciation and amortization expense of $2,993 and share based compensation of $1,137). After excluding the effects of the non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities.

•

Accounts receivable increased to $4,040 at June 29, 2019 from $3,727 at December 29, 2018, resulting in an increase in operating assets and reflecting a cash outflow of $313 for the twenty-six weeks ended June 29, 2019. Accounts receivable increased primarily due to timing of payments at the end of the quarter. For the twenty-six weeks ended June 30, 2018, cash outflow related to the change in accounts receivable was $163.

•

Inventory increased to $52,552 at June 29, 2019 from $49,626 at December 29, 2018, resulting in an increase in operating assets and reflecting a cash outflow of $2,926 for the twenty-six weeks ended June 29, 2019. For the twenty-six weeks ended June 30, 2018, cash inflow related to the change in inventory was $1,247.

•

Accounts payable and accrued expenses increased to $52,580 at June 29, 2019 compared to $44,286 at December 29, 2018, resulting in an increase in operating liabilities and reflecting a cash inflow of $8,294 for the twenty-six weeks ended June 29, 2019. Accounts payable and accrued expenses increased primarily due to the increase in accounts payable of $6,305. Accounts payable and accrued expenses fluctuates from period-to-period due to the amount of our revenues and the related purchases and the timing of our payments. For the twenty-six weeks ended June 30, 2018,  cash inflow related to the change in accounts payable and accrued expenses was $4,560.

Investing Activities

For the twenty-six weeks ended June 29, 2019 and June 30, 2018, net cash used in investing activities was primarily the result of increases in property and equipment ($3,431 and $2,940, respectively), which are mainly related to capitalized website and software development costs.

Financing Activities

For the twenty-six weeks ended June 29, 2019 and June 30, 2018 net cash used in financing activities was primarily due to payments made on our revolving loan payable.

Debt and Available Borrowing Resources

Total debt was $8,690 as of June 29, 2019, compared to $9,153 as of December 29, 2018 and was comprised primarily of right-of-use finance obligations and capital leases payable, respectively.

The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. At June 29, 2019, we did not have an outstanding revolving loan balance. The guaranteed total letters of credit balance at June 29, 2019 was $18,071, of which $15,034 was utilized and included in accounts payable in our consolidated balance sheet. We use letters of credit in the ordinary course of business to satisfy certain vendor obligations. The customary events of default under the Credit Facility (discussed below) include certain subjective acceleration clauses.  Management has determined the likelihood of an acceleration is more than remote, considering the recurring losses experienced by the Company. As a result, any outstanding borrowings under the Credit Facility would be classified as a current liability.

Loans drawn under the Credit Agreement bear interest, at the Company’s option, at a per annum rate equal to either (a) one month LIBOR plus an applicable margin of 1.75%, or (b) an “alternate prime base rate” subject to an increase or reduction by up to 0.25% based on the Company’s fixed charge coverage ratio. At June 29, 2019, the Company’s LIBOR based interest rate was 4.19% (on $0 principal) and the Company’s prime based rate was 5.75% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Agreement bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three business days (on a cumulative basis), and will continue until, during the preceding 60 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $2,400 the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. The Company’s excess availability was $6,740 at June 29, 2019. The credit facility matures on April 26, 2020.

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

There were no significant changes to our critical accounting policies during the thirteen weeks ended June 29, 2019. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations (for further detail refer to our Annual Report on Form 10‑K that we filed with the SEC on March 13, 2019):

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

PART II. OTHER INFORMATION

ITEM 1.Legal Proceedings

The information set forth under the caption “Legal Matters” in “Note 6 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements (Unaudited), included in Part I, Item 1 of this report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” included in Part II, Item 1A of this report.

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

In addition, shifting consumer behavior indicates that customers may be more inclined to shop for aftermarket auto parts through marketplace websites such as Amazon and eBay as opposed to purchasing parts through e-commerce channels. For example, during the first half of 2019 the online marketplaces sales grew to 41.7% of total sales, compared to 37.1% in the same period in 2018.  Any mix shift in sales to marketplace channels could result in lower gross margins, and as a result, our business and financial results may suffer.

During the first half of fiscal 2019 we recorded a  net loss,  and our net losses may continue for the remainder of fiscal year 2019.

During the first half of fiscal 2019 we incurred a  net loss of $5,038, compared to a net loss of $229 for the first half of fiscal 2018. If our net losses continue in fiscal year 2019, they could severely impact our liquidity, as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. In such case, there can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If our net losses were to continue, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.

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

While we did not have any outstanding revolver debt under our Credit Agreement as of the end of the first half of 2019, we may have outstanding revolver debt in the future. Any outstanding indebtedness would have important consequences, including the following:

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

Our top ten suppliers represented approximately 49% of our total product purchases during the twenty-six weeks ended June 29, 2019. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them.  If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For the twenty-six weeks ended June 29, 2019, our product purchases from three drop-ship suppliers represented approximately 10% of our total product purchases.  Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

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

OEMs have attempted to use claims of intellectual property infringement against manufacturers and distributors of aftermarket products to restrict or eliminate the sale of aftermarket products that are the subject of the claims. The OEMs have brought such claims in federal court and with the United States International Trade Commission. We have received in the past, and we anticipate we may in the future receive, communications alleging that certain products we sell infringe the patents, copyrights, trademarks and trade names or other intellectual property rights of OEMs or other third parties. For instance, after approximately three and a half years of litigation and related costs and expenses, on April 16, 2009, we entered into a settlement agreement with Ford Motor Company and Ford Global Technologies, LLC that ended the two legal actions that were initiated by Ford against us related to claims of patent infringement. The United States Patent and Trademark Office records indicate that OEMs are seeking and obtaining more design patents and trademarks then they have in the past. During the past year, for example, the CBP has alleged that certain repair grilles imported by the Company are counterfeit and infringe on trademarks registered by OEMs. While the Company does not believe the trademarks are enforceable against it, the Company has ceased importing certain automotive grilles to avoid disruption to its supply chain.  If the Company cannot work out a settlement with CBP, or otherwise locate a cost effective alternative to acquire certain aftermarket grilles, we may be unable to sell some of this product category which may result in a decline in revenue.  In addition, to the extent that the OEMs are successful in obtaining and enforcing other intellectual property rights, we could be restricted or prohibited from selling other aftermarket products which could have an adverse effect on our business. Infringement claims could also result in increased costs of doing business arising from new importing requirements, increased port and carrier fees and legal expenses, adverse judgments or settlements or changes to our business practices required to settle such claims or satisfy any judgments. For example, during the first half of 2019, we incurred approximately $365 of port and carrier fees and legal expenses attributable to CBP’s wrongful seizures and the Company’s litigation with CBP.  Litigation or regulatory enforcement could also result in interpretations of the law that require us to change our business practices or otherwise increase our costs and harm our business. We may not maintain sufficient insurance coverage to cover the types of claims that could be asserted. If a successful claim were brought against us, it could expose us to significant liability.

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

Since the completion of our initial public offering in February 2007 through June 29, 2019, the trading price of our common stock has been volatile, ranging from a high of $12.61 per share to a low per share of $0.88. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

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

While management has concluded that our internal controls over financial reporting were effective as of June 29, 2019, we have in the past, and could in the future, have a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.

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

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.Defaults Upon Senior Securities

None.

ITEM 4.Mine Safety Disclosures

Not applicable.

ITEM 5.Other Information

None.

ITEM 6.Exhibits

The following exhibits are filed herewith or incorporated by reference to the location indicated below:

Exhibit No.	Description

10.1+	Form of 2019 Performance Cash Bonus Award Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan

10.2+	Form of 2019 Performance Restricted Stock Unit Award Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan

10.3+	Form of Notice of Grant of Restricted Stock Units to Directors under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan

10.4+	2019 Independent Director Compensation Plan

31.1	Certification of the Principal Executive Officer required by Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer required by Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10‑Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 9, 2019	U.S. AUTO PARTS NETWORK, INC.

		By:	/s/ Lev Peker
Lev Peker
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ David Meniane
David Meniane
Chief Financial Officer and Chief Operating Officer
(Principal Financial Accounting Officer)