Form 10-Q
period 2019-09-28
U.S. Auto Parts Network, Inc.
filed 2019-11-01
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019

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

As of October 31, 2019, the registrant had 35,956,453 shares of common stock outstanding, $0.001 par value.

U.S. AUTO PARTS NETWORK, INC.

QUARTERLY REPORT ON FORM 10‑Q

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2019

		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	4
	Consolidated Balance Sheets (Unaudited) at September 28, 2019 and December 29, 2018	4
	Consolidated Statements of Operations and Comprehensive Operations (Unaudited) for the Thirteen and Thirty-nine Weeks Ended September 28, 2019 and September 29, 2018	5
	Consolidated Statements of Stockholder’s Equity (Unaudited) for the Thirteen, Twenty-six and Thirty-nine Weeks Ended September 28, 2019 and September 29, 2018	6
	Consolidated Statements of Cash Flows (Unaudited) for the Thirty-nine Weeks Ended September 28, 2019 and September 29, 2018	7
	Notes to Consolidated Financial Statements (Unaudited)	8
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	26
ITEM 4.	Controls and Procedures	27

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	28
ITEM 1A.	Risk Factors	28
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
ITEM 3.	Defaults Upon Senior Securities	44
ITEM 4.	Mine Safety Disclosures	44
ITEM 5.	Other Information	44
ITEM 6.	Exhibits	45

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

PART I. FINANCIAL INFORMATION

ITEM 1.Financial Statements

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, In Thousands, Except Par Value and Per Share Liquidation Value)

	September 28,	December 29,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,108	$2,031
Short-term investments	3	1
Accounts receivable, net	4,349	3,727
Inventory	47,699	49,626
Other current assets	4,224	3,400
Total current assets	57,383	58,785
Deferred income taxes	22,463	21,833
Property and equipment, net	9,806	15,184
Right-of-use - assets - operating leases, net	5,047	—
Right-of-use - assets - financing leases, net	9,089	—
Other non-current assets	1,782	2,163
Total assets	$105,570	$97,965
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,777	$34,039
Accrued expenses	12,566	10,247
Current portion of capital leases payable	—	594
Customer deposits	—	521
Notes payable, current portion	606	—
Right-of-use - obligation - operating, current	1,573	—
Right-of-use - obligation - finance, current	686	—
Other current liabilities	3,078	2,918
Total current liabilities	54,286	48,319
Capital leases payable, net of current portion	—	8,559
Notes payable, non-current portion	1,078
Right-of-use - obligation - operating, non-current	3,714	—
Right-of-use - obligation - finance, non-current	8,599	—
Other non-current liabilities	2,155	2,265
Total liabilities	69,832	59,143
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; $1.45 per share liquidation value or aggregate of $6,017; 4,150 shares authorized; 2,771 shares issued and outstanding at both September 28, 2019 and December 29, 2018	3	3
Common stock, $0.001 par value; 100,000 shares authorized; 35,924 and 34,992 shares issued and outstanding at September 28, 2019 and December 29, 2018 (of which 2,525 are treasury stock)	38	38
Common stock dividend	41	—
Treasury stock	(7,146)	(7,146)
Additional paid-in capital	184,992	183,139
Accumulated other comprehensive income	560	579
Accumulated deficit	(142,750)	(137,791)
Total stockholders’ equity	35,738	38,822
Total liabilities and stockholders' equity	$105,570	$97,965

See accompanying notes to consolidated financial statements (unaudited).

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
		(As Restated)		(As Restated)
Net sales	$69,273	$69,463	$217,698	$224,821
Cost of sales (1)	48,130	51,049	154,663	162,666
Gross profit	21,143	18,414	63,035	62,155
Operating expenses:
Marketing	11,034	9,212	34,023	29,012
General and administrative	4,068	4,297	13,658	13,923
Fulfillment	6,268	5,034	17,664	16,276
Technology	1,206	1,035	3,724	3,121
Amortization of intangible assets	25	46	75	140
Total operating expenses	22,601	19,624	69,144	62,472
(Loss) income from operations	(1,458)	(1,210)	(6,109)	(317)
Other income (expense):
Other, net	(1)	1,402	41	1,396
Interest expense	(517)	(364)	(1,411)	(1,218)
Total other expense, net	(518)	1,038	(1,370)	178
(Loss) income before income taxes	(1,976)	(172)	(7,479)	(139)
Income tax (benefit) provision	(552)	8	(1,018)	270
Net loss	(1,424)	(180)	(6,461)	(409)
Other comprehensive income:
Foreign currency translation adjustments	19	9	(19)	51
Total other comprehensive income	19	9	(19)	51
Comprehensive loss	$(1,405)	$(171)	$(6,480)	$(358)
Loss from continuing operations per share:
Basic and diluted net loss per share	$(0.04)	$(0.01)	$(0.18)	$(0.02)
Weighted average common shares outstanding:
Shares used in computation of basic and diluted net loss per share	35,856	34,983	35,623	34,925

(1)	Excludes depreciation and amortization expense which is included in marketing, general and administrative and fulfillment expense.

See accompanying notes to consolidated financial statements (unaudited).

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, In Thousands)

							Common	Accumulated
					Additional		Stock	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Treasury	Dividend	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Distributable	Income (Loss)	Deficit	Equity
Balance as originally stated at December 30, 2017	2,771	$3	34,666	$37	$179,906	$(7,146)	—	$557	$(132,996)	$40,361
Effect of new accounting adoption	—	—	—	—	—	—	—	—	255	255
Balance as currently stated at December 30, 2017	2,771	3	34,666	37	179,906	(7,146)	—	557	(132,741)	40,616
Net Income	—	—	—	—	—	—	—	—	568	568
Issuance of shares in connection with restricted stock units vesting	—	—	438	—	—	—	—	—	—	—
Minimum tax withholding on RSU's	—	—	(166)	—	—	—	—	—	—	—
Minimum tax withholdings on options exercised	—	—	—	—	(395)	—	—	—	—	(395)
Issuance of shares in connection with BOD fees	—	—	1	—	4	—	—	—	—	4
Share-based compensation	—	—	—	—	1,002	—	—	—	—	1,002
Common stock dividend on preferred stock	—	—	—	—	—	—	—	—	(39)	(39)
Effect of changes in foreign currencies	—	—	—	—	—	—	—	22	—	22
Balance, March 31, 2018	2,771	3	34,939	37	180,517	(7,146)	—	579	(132,212)	41,778
Effect of new accounting adoption	—	—	—	—	—	—	—	—	—	—
Balance as currently stated at March 31, 2018	2,771	3	34,939	37	180,517	(7,146)	—	579	(132,212)	41,778
Net loss	—	—	—	—	—	—	—	—	(797)	(797)
Issuance of shares in connection with restricted stock units vesting	—	—	33	—	—	—	—	—	—	—
Minimum tax withholding on RSU’s	—	—	—	—	(35)	—	—	—	—	(35)
Issuance of shares in connection with BOD fees	—	—	2	—	4	—	—	—	—	4
Share-based compensation	—	—	—	—	156	—	—	—	—	156
Common stock dividend on preferred stock	—	—	—	—	—	—	—	—	(41)	(41)
Effect of changes in foreign currencies	—	—	—	—	—	—	—	24	—	24
Balance, June 30, 2018	2,771	$3	34,974	$37	$180,642	$(7,146)	$—	$603	$(133,050)	$41,089
Net loss	—	—	—	—	—	—	—	—	(180)	(180)
Issuance of shares in connection with restricted stock units vesting	—	—	9	—	—	—	—	—	—	—
Issuance of shares in connection with BOD fees	—	—	2	—	4	—	—	—	—	4
Share-based compensation	—	—	—	—	580	—	—	—	—	580
Common stock dividend on preferred stock	—	—	—	—	—	—	—	—	(41)	(41)
Effect of changes in foreign currencies	—	—	—	—	—	—	—	9	—	9
Balance, September 29, 2018	2,771	$3	34,985	$37	$181,226	$(7,146)	$—	$612	$(133,271)	$41,461

Balance as originally reported at, December 29, 2018	2,771	$3	34,992	$38	$183,139	$(7,146)	$—	$579	$(137,791)	$38,822
Effect of new accounting adoption	—	—	—	—	—	—	—	—	1,623	1,623
Balance as currently stated at, December 29, 2018	2,771	3	34,992	38	183,139	(7,146)	—	579	(136,168)	40,445
Net Loss	—	—	—	—	—	—	—	—	(3,581)	(3,581)
Issuance of shares in connection with restricted stock units vesting	—	—	437	—	(288)	—	—	—	—	(288)
Issuance of shares in connection with BOD fees	—	—	4	—	4	—	—	—	—	4
Share-based compensation	—	—	—	—	554	—	—	—	—	554
Common stock dividend on preferred stock	—	—	—	—	—	—	—	—	(39)	(39)
Effect of changes in foreign currencies	—	—	—	—	—	—	—	(5)	—	(5)
Balance, March 30, 2019	2,771	3	35,433	38	183,409	(7,146)	—	574	(139,788)	37,090
Net Loss	—	—	—	—	—	—	—	—	(1,457)	(1,457)
Issuance of shares in connection with restricted stock units vesting	—	—	348	—	(2)	—	—	—	—	(2)
Issuance of shares in connection with BOD fees	—	—	3	—	5	—	—	—	—	5
Share-based compensation	—	—	—	—	625	—	—	—	—	625
Issuance of shares related to dividends on preferred stock	—	—	—	—	—	—	—	—	(41)	(41)
Common stock dividend on preferred stock	—	—	—	—	—	—	40	—	—	40
Effect of changes in foreign currencies	—	—	—	—	—	—	—	(33)	—	(33)
Balance, June 29, 2019	2,771	3	35,784	38	184,037	(7,146)	40	541	(141,286)	36,227
Net loss	—	—	—	—	—	—	—	—	(1,424)	(1,424)
Issuance of shares in connection with stock option exercise	—	—	100	—	100	—	—	—	—	100
Issuance of shares in connection with restricted stock units vesting	—	—	2	—	(2)	—	—	—	—	(2)
Issuance of shares in connection with BOD fees	—	—	5	—	5	—	—	—	—	5
Share-based compensation	—	—	—	—	813	—	—	—	—	813
Issuance of shares related to dividends on preferred stock	—	—	33	—	39	—	(39)	—	—	—
Common stock dividend on preferred stock	—	—	—	—	—	—	40	—	(40)	—
Effect of changes in foreign currencies	—	—	—	—	—	—	—	19	—	19
Balance, September 28, 2019	2,771	$3	35,924	$38	$184,992	$(7,146)	$41	$560	$(142,750)	$35,738

See accompanying notes to consolidated financial statements (unaudited).

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, In Thousands)

	Thirty-Nine Weeks Ended
	September 28,	September 29,
	2019	2018
		(As Restated)
Operating activities
Net loss	$(6,461)	$(409)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,572	4,412
Amortization of intangible assets	75	140
Deferred income taxes	(1,176)	189
Share-based compensation expense	1,955	1,704
Stock awards issued for non-employee director service	13	11
Amortization of deferred financing costs	2	3
Changes in operating assets and liabilities:
Accounts receivable	(622)	(562)
Inventory	1,927	2,702
Other current assets	(731)	(1,833)
Other non-current assets	775	(24)
Accounts payable and accrued expenses	3,874	5,492
Other current liabilities	(280)	(1,197)
Right-of-Use Obligation - Operating Leases - Current	1,573	—
Right-of-Use Obligation - Operating Leases - Long-term	(1,332)	—
Other non-current liabilities	163	275
Net cash provided by operating activities	4,327	10,903
Investing activities
Additions to property and equipment	(4,686)	(4,328)
Proceeds from sale of property and equipment	—	1
Net cash used in investing activities	(4,686)	(4,327)
Financing activities
Borrowings from revolving loan payable	11,514	3,246
Payments made on revolving loan payable	(11,514)	(3,246)
Proceeds from notes payable	162	—
Payments on capital leases	(453)	(445)
Statutory tax withholding payment for share-based compensation	(290)	(430)
Proceeds from exercise of stock options	99	—
Payment of liabilities related to financing activities	—	(100)
Preferred stock dividends paid	(80)	(120)
Net cash used in financing activities	(562)	(1,095)
Effect of exchange rate changes on cash	(2)	(31)
Net change in cash and cash equivalents	(923)	5,450
Cash and cash equivalents, beginning of period	2,031	2,850
Cash and cash equivalents, end of period	$1,108	$8,300
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use financed asset acquired	$749	$—
Accrued asset purchases	$1,200	$744
Fixed asset purchased through note payable	1,684	—
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$85	$63
Cash paid during the period for interest	$1,385	$1,229

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

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10‑Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of September 28, 2019 and the consolidated results of operations and cash flows the thirteen and thirty-nine weeks ended September 28, 2019 and September 29, 2018. The Company’s results for the interim periods are not necessarily indicative of the results that may be expected for any other interim period, or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10‑K for the year ended December 29, 2018, which was filed with the SEC on March 13, 2019 and all our other periodic filings, including Current Reports on Form 8‑K, filed with the SEC after the end of our 2018 fiscal year, and throughout the date of this report.

During the thirteen and thirty-nine weeks ended September 28, 2019, the Company incurred a net loss of $1,424 and $6,461 respectively, compared to a net loss of $180 and $409 during the thirteen and thirty-nine weeks ended September 29, 2018, respectively. Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months.

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

Note 2 – Borrowings

The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory, and property and equipment. At September 28, 2019, our outstanding revolving loan balance was $0. The guaranteed total letters of credit balance at September 28, 2019 was $13,520, of which $10,454 was utilized and included in accounts payable in our consolidated balance sheet.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.75%, or (b) an “alternate prime base rate” subject to an increase or reduction by up to 0.25% per annum based on the Company’s fixed charge coverage ratio. At September 28, 2019, the Company’s LIBOR based interest rate was 3.79% (on $0 principal) and the Company’s prime based rate was 5.25% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the credit agreement with JP Morgan Chase Bank (the "Credit Agreement"), cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three consecutive business days and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with such trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $2,400, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 (with the trigger subject to adjustment based on the Company’s revolving commitment). The Company’s excess availability was $9,820 at September 28, 2019. As of the date hereof, the cash dominion period has not been in effect; accordingly, no principal payments are due. The Credit Agreement requires us to obtain a prior written consent from JPMorgan Chase Bank when we determine to pay any dividends on or make any distribution with respect to our common stock. The credit facility matures on April 26, 2020.

Note 3 – Stockholders’ Equity and Share-Based Compensation

Options and Restricted Stock Units

The Company had the following common stock option activity during the thirty-nine weeks ended September 28, 2019:

•	Granted options to purchase 3,910 common shares.
•	Exercise of 100 options to purchase common shares.
•	Forfeiture of 1,482 option to purchase common shares.
•	Expiration of 1,163 options to purchase common shares.

The following table summarizes the Company’s restricted stock unit ("RSU") activity for the thirty-nine weeks ended September 28, 2019, and details regarding the awards outstanding and exercisable at September 28, 2019 (in thousands):

			Weighted Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (in years)	Intrinsic Value
Vested and expected to vest at December 29, 2018	1,454	$—
Awarded	1,788	$—
Vested	(1,073)	$—
Forfeited	(563)	$—
Awards outstanding, September 28, 2019	1,606	$—	0.49	$2,425
Vested and expected to vest at September 28, 2019	1,606	$—	0.49	$2,425

During the thirty-nine weeks ended September 28, 2019, 726 RSUs that vested were time-based and 266 were performance-based. In addition, 81 share awards were released to two departing board members and 12 shares were issued as partial payment for director’s fee as elected by a current Board member. For the RSUs awarded, the number of shares issued on the date of vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For those employees who elect not to receive shares net of the minimum statutory withholding requirements, the appropriate taxes are paid directly by the employee. During the thirty-nine weeks ended September 28, 2019, we withheld 286 shares to satisfy $290 of employees’ tax obligations. Although shares withheld are not issued, they are treated as a common stock repurchase in our consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting.

For the thirteen and thirty-nine weeks ended September 28, 2019, we recorded compensation costs related to stock options and RSUs of $813 and $1,992, respectively. For the thirteen and thirty-nine weeks ended September 29, 2018 we recorded compensation costs related to stock options and RSUs of $580 and $1,739, respectively. As of September 28, 2019, there was unrecognized compensation expense related to stock options and RSUs of $3,108 that will be expensed through August 2023.

Note 4 – Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income per share:		(As Restated)		(As Restated)
Numerator:
Net Loss	$(1,424)	$(180)	(6,461)	(409)
Dividends on Series A Convertible Preferred Stock	40	41	120	120
Net loss available to common shares	$(1,464)	$(221)	$(6,581)	$(529)
Denominator:
Weighted-average common shares outstanding (basic)	35,856	34,983	35,623	34,925
Common equivalent shares from common stock options, restricted stock, preferred stock and warrants	—	—	—	—
Weighted-average common shares outstanding (diluted)	35,856	34,983	35,623	34,925
Basic and diluted net loss per share	$(0.04)	$(0.01)	$(0.18)	$(0.02)

The anti-dilutive securities, which are excluded from the calculation of diluted earnings per share due to their anti-dilutive effect are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Performance stock units	—	—	4	—
Restricted stock units	35	490	72	507
Series A Convertible Preferred Stock	2,771	2,771	2,771	2,771
Options to purchase common stock	6,855	5,239	6,540	5,428
Total	9,661	8,500	9,387	8,706

Note 5 – Income Taxes

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2014‑2018 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2016‑2018 remain open.

For the thirteen and thirty-nine weeks ended September 28, 2019 the effective tax rate for the Company’s continuing operations was 27.9% and 13.6%, respectively. The effective tax rate for the thirteen and thirty-nine weeks ended September 28, 2019 differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different effective tax rates, and share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount.

The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the thirty-nine weeks ended September 28, 2019, there was no material change from fiscal year ended 2018 in the amount of the Company's deferred tax assets that are more likely than not to be realized in future years.

For the thirteen and thirty-nine weeks ended September 29, 2018, the effective tax rate for the Company’s continuing operations was -4.7% and -194.2%, respectively. The effective tax rate for the thirteen and thirty-nine weeks ended September 29, 2018 differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different effective tax rates, and share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount.

Note 6 – Commitments and Contingencies

Facilities Leases

Facility rent expense for the thirteen and thirty-nine weeks ended September 28, 2019 was $648 and $1,634, respectively, compared to $432 and $1,319 for the same periods in 2018.

Quantitative information regarding the Company’s leases as of September 28, 2019 is as follows (in thousands):

	Thirteen weeks ended	Thirty-nine weeks ended
	September 28, 2019	September 28, 2019
Components of lease cost
Finance lease cost components
Amortization of finance lease assets	$260	$734
Interest on finance lease liabilities	168	509
Total finance lease costs	$428	$1,243
Operating lease components
Operating lease cost	$508	$972
Short-term lease cost	—	—
Total operating lease costs	$508	$972

Total lease cost	$936	$2,215

Supplemental cash flow information related to our operating leases is as follows for the period ended September 28, 2019:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$359	$778
Operating cash outflow from financing leases	168	509
Financing cash outflow from financing leases	154	453

Weighted-average remaining lease term-finance leases (in years)		12.4
Weighted-average remaining lease term-operating leases (in years)		3.8
Weighted-average discount rate-finance leases		7.65%
Weighted-average discount rate-operating leases		5.60%

Lease commitments as of September 28, 2019 were as follows (in thousands):

	Finance Leases	Operating Leases	Total
2019	$376	$476	$852
2020	1,276	1,631	2,907
2021	1,108	1,336	2,444
2022	1,117	1,043	2,160
2023	1,131	761	1,892
Thereafter	9,912	651	10,563
Total minimum payments required	14,920	5,898	20,818
Less portion representing interest	5,635	611	6,246
Present value of lease obligations	$9,285	$5,287	$14,572
Less current portion of lease obligations	686	1,573	2,259
Long-term portion of lease obligations	$8,599	$3,714	$12,313

On August 8, 2019, the Company entered into a financing arrangement with a third-party financial institution related to the development of the Company’s third warehouse which is located in Las Vegas, Nevada.  The financing arrangement matures in April 2022 and has an effective interest rate of approximately 7.70% per annum.  The total borrowings under the financing arrangement shall not exceed $2,000. The arrangement also requires a 25% deposit.  The Company received proceeds of $162 from the note payable for the period ended September 28, 2019.  At September 28, 2019, the Company recorded a receivable of $94 associated with proceeds to be received from the note payable.  A deposit of $470 was recorded as of September 28, 2019.  At September 28, 2019, the total outstanding balance of the note payable was $1,684, of which $606 is recorded as current liability and $1,078 is recorded as non-current liability in the consolidated balance sheet.

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

Despite the favorable court order, the Company continued to experience issues with product flow arising from CBP’s inability to process the Company’s shipping containers in an expeditious fashion.  As a result, the Company incurred significant port and carrier fees resulting from the increased period of time the Company’s containers remained at the port. The fees associated with this unreleased product, as well as the increased legal costs associated with the product seizures and the bonding litigation, aggregated to $3 and $97 the thirteen and thirty-nine weeks ended September 28, 2019, respectively.

On July 24, 2019, the Company reached confidential settlement terms with CBP to settle these matters.  As part of the settlement: (i) Customs will release to the Company certain inventory mistakenly seized, (ii) the Company and CBP enter into mutual releases, and (iii) without admitting liability, the Company will forfeit to CBP certain goods which CBP deems to be violative. All outstanding CBP enforcement issues are resolved, and the Company has no outstanding damage or duty claims from CBP. All product not implicated by the trademark infringement allegations has been released by CBP.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Private Label
Collision	63%	55%	60%	57%
Engine	23%	20%	20%	18%
Performance	1%	1%	1%	1%

Branded
Collision	1%	1%	1%	1%
Engine	6%	12%	10%	11%
Performance	6%	11%	8%	12%

Total	100%	100%	100%	100%

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

We believe our strategy of disintermediating the traditional auto parts supply chain and selling products directly to customers over the Internet allows us to efficiently deliver products to our customers. Industry-wide trends that support our strategy include:

1. Number of SKUs required to serve the market. The number of automotive SKUs has grown dramatically over the last several years. In today’s market, unless the consumer is driving a high volume produced vehicle and needs a simple maintenance item, the part they need is not typically on the shelf at a brick-and-mortar store. We believe our user-friendly websites provide customers with a favorable alternative to the brick-and-mortar shopping experience by offering a comprehensive selection of over 700,000 SKUs with detailed product descriptions, attributes and photographs combined with the flexibility of fulfilling orders using both drop-ship and stock-and-ship methods.

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

Key Metrics: To understand revenue generation through our network of e-commerce websites and online marketplaces, we monitor several key business metrics, including the following:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Unique Visitors (millions)(1)	13.8	16.4	46.2	52.8
E-commerce Orders (thousands)	441	443	1,331	1,347
Online Marketplace Orders (thousands)	412	372	1,318	1,227
Total Online Orders (thousands)	853	815	2,649	2,574
E-commerce Average Order Value	$87	$96	$90	$99
Online Marketplace Average Order Value	$69	$71	$70	$72
Total Online Average Order Value	$78	$85	$80	$86
Revenue Capture(1)	89.3%	87.5%	88.1%	87.8%
Conversion(1)	3.2%	2.7%	2.9%	2.6%

(1)	Excludes online marketplaces.

Unique Visitors: A unique visitor to a particular website represents a user with a distinct IP address that visits that particular website. We define the total number of unique visitors in a given month as the sum of unique visitors to each of our websites during that month. We measure unique visitors to understand the volume of traffic to our websites and to track the effectiveness of our online marketing efforts. The number of unique visitors has historically varied based on a number of factors, including our marketing activities and seasonality. Included in the unique visitors are mobile device-based customers, who are becoming an increasing part of our business. Shifting consumer behavior and technology enhancements indicates that customers are becoming more inclined to purchase auto parts through their mobile devices. User sophistication and technological advances have increased consumer expectations around the user experience on mobile devices, including speed of response, functionality, product availability, security, and ease of use. We believe enhancements to online solutions specifically catering to mobile based shopping can result in an increase in the number of orders and revenues. We believe an increase in unique visitors to our websites will result in an increase in the number of orders. We seek to increase the number of unique visitors to our websites by attracting repeat customers and improving search engine marketing and other internet marketing activities. During the thirteen and thirty-nine weeks ended September 28, 2019 our unique visitors decreased by 15.9% and 12.5%, respectively, compared to the same periods in 2018, with the decrease primarily driven by our focus on private label sales, which led us to proactively reduce marketing spend for branded product sales.

Total Number of Orders: We monitor the total number of orders as an indicator of future revenue trends. Total orders increased 4.7% in the third quarter of 2019 compared to the third quarter of 2018, with e-commerce and online marketplace orders decreasing by 0.5% and increasing by 10.8%, respectively. Total orders increased 2.9% for the thirty-nine weeks ended September 28, 2019 ("YTD Q3 2019"), compared to the thirty-nine weeks ended September 29, 2018 ("YTD Q3 2018"), with ecommerce and online marketplace orders decreasing by 1.2% and increasing by 7.4%, respectively.    We believe total number of orders increased primarily due to improved conversion, driven by enhanced customer experience.

Average Order Value: Average order value represents our net sales on a placed orders basis for a given period of time divided by the total number of orders recorded during the same period of time. Average order value decreased 8.2% and 7.0% for the third quarter and YTD Q3 2019, respectively, compared to the same period in 2018 primarily driven by a shift in product mix toward private label which are priced lower than branded but private label have higher gross margins. Average order values vary depending upon a number of factors, including the components of our product offering, the order volume in certain online sales channels, macro-economic conditions, and online competition.

Revenue Capture: Revenue capture is the amount of actual dollars retained after taking into consideration returns, credit card declines and product fulfillment. During the third quarter our revenue capture increased by 2.1% compared with the prior year, and in the YTD Q3 2019 increased by 0.3% compared to the same period in 2018.

Conversion: Conversion is the number of orders as a rate of the total number of unique visitors. This rate indicates how well we convert a visitor to a customer sales order. During the third quarter and YTD Q3 2019 our conversion increased 18.2% and 12.9%, respectively, compared to the same periods in 2018 as a result of shifts in channel mix as well as declines in traffic.

Executive Summary

For the third quarter of 2019, the Company’s continuing operations generated net sales of $69,273, compared with $69,463 for the third quarter of 2018, representing a decrease of 0.3%. Our continued operations incurred a net loss of $1,424 for the third quarter of 2019 compared to a  net loss of $180 for the third quarter of 2018. Our continuing operations generated income before interest expense, net, income tax provision, depreciation and amortization expense, amortization of intangible assets, plus share-based compensation expense, and costs related to our customs issues and employee transition costs (“Adjusted EBITDA”) of $1,316 in the third quarter of 2019 compared to $2,587 in the third quarter of 2018. Adjusted EBITDA, which is not a Generally Accepted Accounting Principle measure, is presented because such measure is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income, as an indicator of the Company’s operating performance, or as an alternative to cash flows, as a measure of the Company’s overall liquidity, as presented in the Company’s consolidated financial statements. Further, the Adjusted EBITDA measure shown may not be comparable to similarly titled measures used by other companies. Refer to the table presented below under "Non-GAAP measures" for additional information and a reconciliation of net income (loss) to Adjusted EBITDA.

Our third quarter 2019 net sales consisted of online sales, representing 90.9% of the total (compared to 89.2% in the third quarter of 2018), and offline sales, representing 9.1% of the total (compared to 10.8% in the third quarter of 2018). The net sales decrease was due to a decrease in offline sales of $1,246, or 16.6%, offset by an increase in online sales of $1,052 or 1.7%, due to a strategic mix shift towards higher margin private label products. The offline sales channel decreased primarily due to decreased sales to our wholesale customers.  Gross profit increased by 14.8% to $21,143. The increase in gross profit is attributed to our strategy to focus on private labels sales which have higher gross margins than branded product sales.

Like most e-commerce retailers, our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. Historically, marketing through search engines provided the most efficient opportunity to reach millions of on-line auto part buyers. We are included in search results through paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our websites. Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. We have had a history of success with our search engine marketing techniques, which gave our different websites preferred positions in search results. Search engines, like Google, revise their algorithms from time to time in an attempt to optimize their search results. During the last few years, Google has changed its search results ranking algorithm. In some cases our unique visitor count, and therefore our financial results, were negatively impacted by these changes. We continue to address the ongoing changes to the Google methodology and continue to invest in paid advertising channels, but during the third quarter of 2019, our unique visitor count decreased by 2.6 million, or 15.9%, to 13.8 million unique visitors compared to

16.4 million unique visitors in the third quarter of 2018 primarily driven by our focus on private label sales, which led us to proactively reduce marketing spend for branded product sales.  As in the past we expect Google will continue to make changes in their search engine algorithms to improve their user experience. As we are significantly dependent upon search engines for our website traffic, if we are unable to attract unique visitors, our business and results of operations will be harmed.

Total orders decreased and average order value decreased for the third quarter of 2019 compared to the third quarter of 2018. Total expenses, which primarily consisted of cost of sales and operating costs, remained relatively flat in the third quarter of 2019 compared to the same period in 2018. Components of our cost of sales and operating costs are described in further detail under — “Results of Operations” below.

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

•

We continue to increase product selection by adding many new SKUs to our product selection. We currently have over 55,000 private label SKUs and over 700,000 branded SKUs in our product selection. We will seek to add new categories and expand our existing specialty categories. We believe continued product expansion will increase the total number of orders and contribute to our revenue growth.  Additionally, we plan to continue to maintain certain in-stock inventory throughout the year to ensure consistent service levels and improve customer experience.

•	We continue to implement cost saving measures.

In January 2019, Lev Peker was appointed as Chief Executive Officer. Following his appointment, the Company is in the process of making additional investments in its marketing, product management, user experience, and technology teams designed to improve its product assortment, organic and paid search, retention marketing and improvements to our technology infrastructure. We also plan to restructure the organization to focus on our most prominent e-commerce websites and provide users of our sites with the same or better experience than they would receive on the marketplace sites.   We will therefore be placing a significant effort on restructuring our data and catalog methodologies to enhance the discovery of products and make our catalog a stronger competitive advantage on our e-commerce sites. We expect to start to receive some of the benefits from these investments towards the end of the year. We are also taking steps to offset some of the freight and competitive pressure which have impacted our gross margin, including developing additional exclusive private label parts not readily available to our competitors, delivering improved customer experience and making changes to our supply chain by getting closer to the customer to realize freight savings while improving delivery times.

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

The table below reconciles net income from continuing operations to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
		(As Restated)		(As Restated)
Net loss	$(1,424)	$(180)	$(6,461)	$(409)
Depreciation & amortization	1,531	1,419	4,572	4,412
Amortization of intangible assets	25	46	75	140
Interest expense, net	516	363	1,410	1,215
Taxes	(552)	8	(1,018)	270
EBITDA	$96	$1,656	$(1,422)	$5,628
Stock comp expense	$792	$567	$1,955	$1,704
Employee transition costs(1)	425	—	1,695	—
Customs Costs(2)	3	1,764	418	3,730
Proceeds from AutoMD sale	—	(1,400)	—	(1,400)
Adjusted EBITDA	$1,316	$2,587	$2,646	$9,662

(1)	We incurred employee transition costs related to the transition of our executive management team including severance, recruiting, hiring bonus, and relocation costs.
(2)

We incurred port and carrier fees and legal costs associated with our customs related issues. Refer to “Note 6 – Commitments and Contingencies” of our Notes to Consolidated Financial Statements for additional details.

Results of Continuing Operations

The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
		(As Restated)		(As Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.5	73.5	71.0	72.4
Gross profit	30.5	26.5	29.0	27.6
Operating expenses:
Marketing	15.9	13.3	15.6	12.9
General and administrative	5.9	6.2	6.3	6.2
Fulfillment	9.0	7.2	8.1	7.2
Technology	1.7	1.5	1.7	1.4
Amortization of intangible assets	0.0	0.1	0.0	0.1
Total operating expenses	32.5	28.3	31.8	27.8
Loss from operations	(2.0)	(1.8)	(2.8)	(0.2)
Other income (expense):
Other income, net	(0.0)	2.0	0.0	0.6
Interest expense	(0.7)	(0.5)	(0.6)	(0.5)
Total other expense, net	(0.7)	1.5	(0.6)	0.1
Loss before income taxes	(2.7)	(0.3)	(3.4)	(0.1)
Income tax (benefit) provision	(0.8)	0.0	(0.5)	0.1
Net loss	(1.9)%	(0.3)%	(2.9)%	(0.2)%

Thirteen Weeks and Thirty-Nine Weeks Ended September 28, 2019 Compared to the Thirteen Weeks and Thirty-Nine Weeks Ended September 29, 2018

Net Sales and Gross Margin

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
		(As Restated)		(As Restated)
	(in thousands)		(in thousands)
Net sales	$69,273	$69,463	$217,698	$224,821
Cost of sales	48,130	51,049	154,663	162,666
Gross profit	$21,143	$18,414	$63,035	$62,155
Gross margin	30.5%	26.5%	29.0%	27.6%

Net sales decreased $190,  or 0.3%,  for the third quarter of 2019 compared to the third quarter of 2018. Our net sales consisted of online sales, representing 90.9% of the total for the third quarter of 2019 (compared to 89.2% in the third quarter of 2018), and offline sales, representing 9.1% of the total for the third quarter of 2019 (compared to 10.8% in the third quarter of 2018). The net sales decrease was driven by a decrease of $1,246, or 16.6%, in offline sales, offset by an increase of  $1,052 or 1.7% in online sales. Online sales increased compared to the third quarter of 2018 primarily due to a strategic mix shift towards higher margin private label product. Offline sales decreased primarily due to decreased sales to our wholesale customers.

Net sales decreased $7,123, or 3.2%, for the YTD Q3 2019 compared to the YTD Q3 2018. Our net sales consisted of online sales, representing 90.7% of the total net sales for YTD Q3 2019 (compared to 89.0% for YTD Q3 2018), and offline sales, representing 9.3% of the total for YTD Q3 2019 (compared to 11.0% for YTD Q3 2018). The net sales decrease was driven by a decrease of $2,692, or 1.3%, in online sales. Online sales decreased primarily due to a strategic mix shift towards higher margin private label product. During YTD Q3 2019 our offline sales, which consist of our Kool-Vue® and wholesale operations, decreased by $4,430, or 17.9%, compared to YTD Q3 2018, primarily due to decreased sales to our wholesale customers.

Gross profit increased $2,729 or 14.8%, compared to the third quarter of 2018 and increased $880, or 1.4% compared to the YTD Q3 2018.  Gross margin rate increased 4.0% to 30.5% in the third quarter of 2019 compared to 26.5%  in the third quarter of 2018.  Gross margin rate increased for the third quarter due to a shift towards higher margin private label sales.

Marketing Expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(in thousands)		(in thousands)
Marketing expense	$11,034	$9,212	$34,023	$29,012
Percent of net sales	15.9%	13.3%	15.6%	12.9%

Total marketing expense increased $1,822, or 19.8%, for the third quarter of 2019 compared to the third quarter of 2018. Online advertising expense was $6,400, or 10.2%, of online sales compared to $5,103, or 8.2%, of online sales for the prior year period. Online advertising expense increased in the third quarter of 2019 compared to 2018 primarily due to an increase in paid search advertising. Marketing expense, excluding online advertising, was $4,634, or 6.7%, of net sales compared to $4,110, or 5.9%, of net sales for the same period last year. The increase was primarily due to an increase in overhead driven by investments in marketing platforms and employees. As a percent of net sales, total marketing expense during the third quarter of 2019 increased compared to the third quarter of 2018.

Total marketing expense increased $5,011, or 17.3%, for YTD Q3 2019 compared to YTD Q3 2018. Online advertising expense was $19,409, or 9.8%, of online sales compared to $16,174, or 8.1%, of online sales for the prior year period. Online advertising expense increased in YTD Q3 2019 primarily due to an increase in paid search advertising. Marketing expense, excluding online advertising, was $14,614, or 6.7%, of net sales compared to $12,838, or 5.7%, of net sales for the same period last year. The increase was primarily due an increase in overhead driven by investments in marketing platforms and employees. As a percent of net sales, total marketing expense during YTD Q3 2019 increased compared to YTD Q3 2018.

General and Administrative Expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(in thousands)		(in thousands)
General and administrative expense	$4,068	$4,297	$13,658	$13,923
Percent of net sales	5.9%	6.2%	6.3%	6.2%

General and administrative expense decreased $229,  or (5.3)%,  and decreased $265, or (1.9)%,  for the third quarter and YTD Q3 2019, respectively, compared to the same periods in 2018 primarily due to decreased depreciation and amortization. General and administrative expense increased as a percentage of net sales compared to 2018.

Fulfillment Expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(in thousands)		(in thousands)
Fulfillment expense	$6,268	$5,034	$17,664	$16,276
Percent of net sales	9.0%	7.2%	8.1%	7.2%

Fulfillment expense increased $1,234, or 24.5%, and $1,387, or 8.5%,  for the third quarter and YTD Q3 2019, respectively, compared to the same periods in 2018, primarily due to an increase in overhead and employee costs. Fulfillment expense increased as a percentage of net sales compared to 2018.

Technology Expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(in thousands)		(in thousands)
Technology expense	$1,206	$1,035	$3,724	$3,121
Percent of net sales	1.7%	1.5%	1.7%	1.4%

Technology expense increased $171, or 16.5%, and $603, or 19.3%,  for the third quarter and YTD Q3 2019, respectively, compared to the same periods in 2018,  primarily due to increased overhead driven by employee costs. Technology expense increased as a percentage of net sales compared to 2018.

Total Other Income (Expense), Net

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(in thousands)		(in thousands)
Other expense, net	$(518)	$1,038	$(1,370)	$178
Percent of net sales	(0.7)%	1.5%	(0.6)%	0.1%

Total other expense, net increased $1,556, or 149.9%, and increased $1,548, or 869.7%,  for the third quarter and YTD Q3 2019, respectively, compared to the same periods in 2018.  The change from income to expense was primarily due to interest expense in the third quarter 2019 compared to the prior year period, which included the sale of AutoMD assets.

Income Tax Provision

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
		(As Restated)		(As Restated)
	(in thousands)		(in thousands)
Income tax benefit	$552	$8	$1,018	$270
Percent of net sales	0.8%	0.0%	0.5%	0.1%

For the thirteen and thirty-nine weeks ended September 28, 2019 the effective tax rate for the Company’s continuing operations was 27.9% and 13.6%.  The effective tax rate for the thirteen and thirty-nine weeks ended September 28, 2019 differed from the U.S. federal statutory rate primarily due to state income taxes,  income of our Philippines subsidiary that is subject to different effective tax rates, and share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount.

The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the thirty-nine weeks ended September 28, 2019, there was no material change from fiscal year ended 2018 in the amount of the Company's deferred tax assets that are more likely than not to be realized in future years.

For the thirteen and thirty-nine weeks ended September 29, 2018, the effective tax rate for the Company’s continuing operations was -4.7% and -194.2%, respectively. The effective tax rate for the thirteen and thirty-nine weeks ended September 29, 2018 differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different effective tax rates, and share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount.

Foreign Currency

The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations.

Liquidity and Capital Resources

Sources of Liquidity

During the thirty-nine weeks ended September 28, 2019 and September 29, 2018, we primarily funded our continuing operations with cash and cash equivalents generated from operations as well as through borrowing under our credit facility. We had cash and cash equivalents of $1,108 as of September 28, 2019, representing a $923 decrease from $2,031 of cash as of December 29, 2018. The cash decrease was primarily the result of employee transition costs, technology capital expenditures, marketing, and setup costs for the Company’s new distribution center in Las Vegas, Nevada. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our credit facility will be sufficient to finance our operations through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).

As of September 28, 2019, our credit facility provided for a revolving commitment of up to $30,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment (see “Debt and Available Borrowing Resources” below).

Working Capital

As of September 28, 2019 and December 29, 2018, our working capital was $3,097 and $10,466, respectively. Our revolving loan does not require principal payments, however it is classified as current due to certain U.S. GAAP requirements (see “Debt and Available Borrowing Resources” below for further details). The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the thirty-nine weeks ended September 28, 2019 and September 29, 2018 (in thousands):

	Thirty-Nine Weeks Ended
	September 28, 2019	September 29, 2018
		(As Restated)
Net cash provided by operating activities	$4,327	$10,903
Net cash used in investing activities	(4,686)	(4,327)
Net cash used in financing activities	(562)	(1,095)
Effect of exchange rate changes on cash	(3)	(31)
Net change in cash and cash equivalents	$(923)	$5,450

Operating Activities

Cash provided by operating activities is primarily comprised of loss adjusted for non-cash activities such as depreciation and amortization expense, amortization of intangible assets and share-based compensation expense. These non-cash adjustments represent charges reflected in net loss and, therefore, to the extent that non-cash items increase or decrease our operating results, there will be no corresponding impact on our cash flows. Net loss adjusted for non-cash adjustments to operating activities was $(1,020) for the thirty-nine weeks ended September 28, 2019 (adjusted for non-cash charges primarily related to depreciation and amortization expense of $4,572 and share based compensation of $1,955), compared to net income adjusted for non-cash adjustments to operating activities of $6,050 for the thirty-nine weeks ended September 29, 2018 (adjusted for non-cash charges primarily consisting of depreciation and amortization expense of $4,412 and share based compensation of $1,704). After excluding the effects of the non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities.

•

Accounts receivable increased to $4,349 at September 28, 2019 from $3,727 at December 29, 2018, resulting in an increase in operating assets and reflecting a cash outflow of $622 for the thirty-nine weeks ended September 28, 2019. Accounts receivable increased primarily due to timing of payments at the end of the quarter. For the thirty-nine weeks ended September 29, 2018, cash outflow related to the change in accounts receivable was $562.

•

Inventory decreased to $47,699 at September 28, 2019 from $49,626 at December 29, 2018, resulting in an increase in operating assets and reflecting a cash outflow of $1,927 for the thirty-nine weeks ended September 28, 2019. For the thirty-nine weeks ended September 29, 2018, cash inflow related to the change in inventory was $2,702.

•

Accounts payable and accrued expenses increased to $48,343 at September 28, 2019 compared to $44,286 at December 29, 2018, resulting in an increase in operating liabilities and reflecting a cash inflow of $3,874 for the thirty-nine weeks ended September 28, 2019. Accounts payable and accrued expenses increased primarily due to the increase in accounts payable of $1,738. Accounts payable and accrued expenses fluctuate from period-to-period due to the amount of our revenues and the related purchases and the timing of our payments. For the thirty-nine weeks ended September 29, 2018,  cash inflow related to the change in accounts payable and accrued expenses was $5,492.

Investing Activities

For the thirty-nine weeks ended September 28, 2019 and September 29, 2018, net cash used in investing activities was primarily the result of increases in property and equipment ($4,686 and $4,328, respectively), which are mainly related to capitalized website and software development costs.

Financing Activities

For the thirty-nine weeks ended September 28, 2019 and September 29, 2018 net cash used in financing activities was primarily due to payments made on our capital leases.

Debt and Available Borrowing Resources

Total debt was $9,285 as of September 28, 2019, compared to $9,153 as of December 29, 2018 and was comprised primarily of right-of-use finance obligations and capital leases payable, respectively.  Company has an outstanding note payable balance of 1,684 as of September 28, 2019. There was no note payable outstanding at December 29, 2018.

The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. At September 28, 2019, we did not have an outstanding revolving loan balance. The guaranteed total letters of credit balance at September 28, 2019 was $13,520, of which $10,454 was utilized and included in accounts payable in our consolidated balance sheet. We use letters of credit in the ordinary course of business to satisfy certain vendor obligations. The customary events of default under the Credit Facility (discussed below) include certain subjective acceleration clauses.  Management has determined the likelihood of an acceleration is more than remote, considering the recurring losses experienced by the Company. As a result, any outstanding borrowings under the Credit Facility would be classified as a current liability.

Loans drawn under the Credit Agreement bear interest, at the Company’s option, at a per annum rate equal to either (a) one month LIBOR plus an applicable margin of 1.75%, or (b) an “alternate prime base rate” subject to an increase or reduction by up to 0.25% based on the Company’s fixed charge coverage ratio. At September 28, 2019, the Company’s LIBOR based interest rate was 3.79% (on $0 principal) and the Company’s prime based rate was 5.25% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Agreement bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three consecutive business days, and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $2,400 the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. The Company’s excess availability was $9,820 at September 28, 2019. The credit facility matures on April 26, 2020.

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

There were no significant changes to our critical accounting policies during the thirteen weeks ended September 28, 2019. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations (for further detail refer to our Annual Report on Form 10‑K that we filed with the SEC on March 13, 2019):

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

In addition, shifting consumer behavior indicates that customers may be more inclined to shop for aftermarket auto parts through marketplace websites such as Amazon and eBay as opposed to purchasing parts through e-commerce channels. For example, during the first nine months of 2019 the online marketplaces sales grew to 41.5% of total sales, compared to 36.1% in the same period in 2018.  Any mix shift in sales to marketplace channels could result in lower gross margins, and as a result, our business and financial results may suffer.

During the first three quarters of fiscal 2019 we recorded a  net loss,  and our net losses may continue for the remainder of fiscal year 2019.

During the first three quarters of fiscal 2019 we incurred a  net loss of $6,461, compared to a net loss of $409 for the first three quarters of fiscal 2018. If our net losses continue in fiscal year 2019, they could severely impact our liquidity, as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. In such case, there can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If our net losses were to continue, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.

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

Our top ten suppliers represented approximately 51% of our total product purchases during the thirty-nine weeks ended September 28, 2019. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them.  If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For the thirty-nine weeks ended September 28, 2019,  our product purchases from four drop-ship suppliers represented approximately 12% of our total product purchases.  Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

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

Failure to comply with privacy laws and regulations and failure to adequately protect customer data could harm our business, damage our reputation and result in a loss of customers.

Federal and state and regulations may govern the collection, use, sharing and security of data that we receive from our customers. In addition, we have and post on our websites our own privacy policies and practices concerning the collection, use and disclosure of customer data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, U.S. Federal Trade Commission requirements or other federal, state or international privacy-related laws and regulations could result in proceedings or actions against us by governmental entities or others, which could potentially harm our business. Further, failure or perceived failure to comply with our policies or applicable requirements related to the collection, use or security of personal information or other privacy-related matters could damage our reputation and result in a loss of customers.

The regulatory framework is constantly evolving, and privacy concerns could adversely affect our operating results.

The regulatory framework for privacy issues is currently evolving and is likely to remain uncertain for the foreseeable future. The occurrence of unanticipated events often rapidly drives the adoption of legislation or regulation affecting the use of data and the way we conduct our business; in fact, there are active discussions among U.S. legislators around adoption of a new U.S. federal privacy law. Restrictions could be placed upon the collection, management, aggregation and use of information, which could result in a material increase in the cost of collecting and maintaining certain kinds of data. In June of 2018, California enacted the CCPA, which will take effect on January 1, 2020. The CCPA will give consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. We are required to comply with the CCPA. In addition, similar laws may be adopted by other states where we do business. Complying with CCPA and changing requirements may cause the Company to incur substantial costs, or require the Company to change its business practices, which could harm our financial condition and results of operations. Noncompliance could result in significant penalties or legal liability.

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

OEMs have attempted to use claims of intellectual property infringement against manufacturers and distributors of aftermarket products to restrict or eliminate the sale of aftermarket products that are the subject of the claims. The OEMs have brought such claims in federal court and with the United States International Trade Commission. We have received in the past, and we anticipate we may in the future receive, communications alleging that certain products we sell infringe the patents, copyrights, trademarks and trade names or other intellectual property rights of OEMs or other third parties. For instance, after approximately three and a half years of litigation and related costs and expenses, on April 16, 2009, we entered into a settlement agreement with Ford Motor Company and Ford Global Technologies, LLC that ended the two legal actions that were initiated by Ford against us related to claims of patent infringement. The United States Patent and Trademark Office records indicate that OEMs are seeking and obtaining more design patents and trademarks then they have in the past. During the past year, for example, the CBP has alleged that certain repair grilles imported by the Company are counterfeit and infringe on trademarks registered by OEMs. While the Company does not believe the trademarks are enforceable against it, the Company has ceased importing certain automotive grilles to avoid disruption to its supply chain.  If the Company cannot work out a settlement with CBP, or otherwise locate a cost effective alternative to acquire certain aftermarket grilles, we may be unable to sell some of this product category which may result in a decline in revenue.  In addition, to the extent that the OEMs are successful in obtaining and enforcing other intellectual property rights, we could be restricted or prohibited from selling other aftermarket products which could have an adverse effect on our business. Infringement claims could also result in increased costs of doing business arising from new importing requirements, increased port and carrier fees and legal expenses, adverse judgments or settlements or changes to our business practices required to settle such claims or satisfy any judgments. For example, during the thirty-nine weeks ended September 28, 2019, we incurred approximately $418 of port and carrier fees and legal expenses attributable to CBP’s wrongful seizures and the Company’s litigation with CBP.  Litigation or regulatory enforcement could also result in interpretations of the law that require us to change our business practices or otherwise increase our costs and harm our business. We may not maintain sufficient insurance coverage to cover the types of claims that could be asserted. If a successful claim were brought against us, it could expose us to significant liability.

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

Since the completion of our initial public offering in February 2007 through September 28, 2019, the trading price of our common stock has been volatile, ranging from a high of $12.61 per share to a low per share of $0.88. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

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
•

our ability to attract visitors to our websites and convert those visitors into customers, including to the extent based on our ability to successfully work with different search engines and apps to drive visitors to our websites;

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

While management has concluded that our internal controls over financial reporting were effective as of September 28, 2019, we have in the past, and could in the future, have a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.

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

If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed.  In 2018, the Trump Administration implemented tariffs on thousands of categories of goods, including certain automotive parts. As a result, certain of our automotive imports to the United States are subject to a 10-25% tariff assessed on the cost of goods as imported.  As a result of these tariffs, we may be required to raise our prices, which may result in the loss of customers and harm our operating performance. Additionally, the Trump Administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China. If further tariffs are imposed on imports of our products, or retaliatory trade measures are  taken by China or other countries in response to existing or future tariffs, we could be forced to raise prices on all of our imported products or make changes to our operations, any of which could materially harm our revenue or operating results.

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

Date:	November 1, 2019	U.S. AUTO PARTS NETWORK, INC.

		By:	/s/ Lev Peker
Lev Peker
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ David Meniane
David Meniane
Chief Financial Officer and Chief Operating Officer
(Principal Financial Accounting Officer)