Form 10-K
period 2019-12-28
U.S. Auto Parts Network, Inc.
filed 2020-03-10
CIK 1378950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2019

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001‑33264

U.S. AUTO PARTS NETWORK, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	68‑0623433
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

16941 Keegan Avenue, Carson, CA 90746

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (424) 702‑1455

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	PRTS	The NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b‑2).   Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2019 was approximately $28.3 million (based on the closing sales price of the registrant’s common stock on that date). For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 5, 2020,  there were 36,621,447 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the 2020 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10‑K, the Proxy Statement is not deemed to be filed as a part hereof.

U.S. AUTO PARTS NETWORK, INC.
ANNUAL REPORT ON FORM 10‑K
FOR THE FISCAL YEAR ENDED December 28, 2019

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

We principally sell our products, identified as stock keeping units (“SKUs”), to individual consumers through our network of websites and online marketplaces. Our user-friendly websites provide customers with a comprehensive selection of over 1.2 million SKUs with detailed product descriptions, attributes and photographs. We have developed a proprietary product database that maps our SKUs to product applications based on vehicle makes, models and years.

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

We intend to continue to implement strategies designed to build and increase our customer lifetime value by focusing on increasing gross profit after freight per transaction, transaction attachment rate, repeat purchases and conversion. We are in the process of adding resources to our marketing, user experience and technology teams to drive new investment in organic and paid search, retention marketing and improvements to our technology infrastructure. We also plan to continue to restructure the organization to focus on our most prominent e-commerce websites and provide users of our sites with the same or better experience than they would receive on the marketplace sites such as Amazon and eBay. We will therefore continue to place a significant effort on restructuring our data and catalog methodologies to enhance the discovery of products and make our catalog a stronger competitive advantage on our e-commerce sites. We expect to start to receive the benefits from some of these investments towards the end of the year. We are also taking steps to offset some of the freight and competitive pressure which have impacted our gross margin, including developing exclusive private label parts not readily available to our competitors, delivering improved customer experience and making changes to our supply chain by getting closer to the customer to realize freight savings.

Our flagship websites are located at www.carparts.com, www.jcwhitney.com,  www.autopartswarehouse.com and our corporate website is located at www.usautoparts.com.

We report on a 52/53‑week fiscal year, ending on the Saturday nearest the end of December. References to 2019 and 2018 relate to the 52‑week fiscal years ended December 28, 2019 and December 29, 2018.

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

Offline Sales Channel. We market our Kool-Vue® products nationwide to auto parts wholesale distributors.

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

Stock-and-Ship Fulfillment. Our stock-and-ship products are sourced primarily from manufacturers and other suppliers located in Asia and in the U.S. and are stored in one of our distribution centers in Chesapeake, Virginia; LaSalle, Illinois or Las Vegas, Nevada.  We also use temporary outside storage and third-party logistics partners from time to time. All products received into our distribution centers are entered into our inventory management systems, allowing us to closely monitor inventory availability. We consider a number of factors in determining which items to stock in our distribution centers, including which products can be purchased at a meaningful discount to domestic prices for similar items, which products have historically sold in high volumes, and which products may be out of stock when we attempt to fulfill via drop-ship.

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

Private Label Product. Our private label suppliers offer products which are generally less expensive and we believe provide better value for our consumers. As a result, our mix shift towards private label product has continued to increase on a year-over-year basis. We stock-and-ship our private label products in our distribution centers. We currently have over 58,000 private label SKUs in our product selection.

Branded Product. We have developed and implemented application programming interfaces with the majority of our branded, drop ship suppliers that allow us to electronically transmit orders, check inventory availability, and receive the shipment tracking information which is easily passed on to our customers. We are a significant customer for many of our drop-ship vendors and have long standing relationships and contracts with many of these suppliers. For the fiscal year ended December 28, 2019, two of our drop-ship vendors accounted for approximately 8% of our total product purchases. We currently have over 700,000 branded SKUs in our product selection.

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

International Operations

In April 2007, we established offshore operations in the Philippines. Our offshore operations allow us to access a workforce with the necessary technical skills at a significantly lower cost than comparably experienced U.S.-based professionals. Our offshore operations are responsible for a majority of our website development, catalog management, and back office support. Our offshore operations also house our main call center. We had 508 employees in the Philippines as of December 28, 2019. We also primarily source our private label product from suppliers in the Asia-Pacific region.

Competition

The auto repair information and parts industry is competitive and highly fragmented, with products distributed through multi-tiered and overlapping channels. We compete with both online and offline retailers who offer original equipment manufacturer (“OEM”), aftermarket and private label parts to either the do-it-yourself (“DIY”) or do-it-for-me (“DIFM”) customer segments. Current or potential competitors include the following:

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

Intellectual Property

Our intellectual property consists of trademarks, service marks, patents, copyrights and trade secrets, and is, in the aggregate, important to our business. To protect our proprietary rights, we rely on a combination of intellectual property rights in the United States and other jurisdictions, including trademarks, copyrights, and trade secret laws, together with contractual provisions and technical measures that we have implemented. To protect our trade secrets, we maintain strict control access to our proprietary systems and technology, including our platforms and infrastructure environments. We also enter into confidentiality and invention assignment agreements with our employees and consultants, as well as confidentiality and non-disclosure agreements with third parties that provide products and services to us.

We have trademarks registered in the United States and pending in various countries for some of our core properties, including “carparts.com”, “JC Whitney”, “Kool Vue”, “Evan Fischer” and “Garage-Pro”, and we have additional trademark applications pending in the United States and other jurisdictions.

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

Employees

As of December 28, 2019, we had 335 employees in the United States and 508 employees in the Philippines for a total of 843 employees. None of our employees are represented by a labor union, and we have never experienced a work stoppage.

Available Information

Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to those reports are available free of charge on the Investor Relations section of our corporate website located at www.usautoparts.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The inclusion of our website address in this report does not include or incorporate by reference into this report any information on our website.

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

In addition, recent trends indicate that customers may be more inclined to shop for aftermarket auto parts through marketplace websites such as Amazon and eBay as opposed to purchasing parts through e-commerce channels. For example, our online marketplaces sales grew from 36.0% of total sales in fiscal 2018 to 42% of total sales during fiscal 2019. Any mix shift in sales to marketplace channels or increase in associated commissions and costs, could result in lower gross margins, and as a result, our business and financial results may suffer.

We derive a substantial portion of our revenues from third-party marketplaces.

Third-party marketplaces account for a significant portion of our revenues. Our sales on eBay and Amazon represented a combined 42% of total revenues in fiscal 2019. We anticipate that sales of our products on third-party marketplace will continue to account for a significant portion of our revenues. In the future, the loss of access to these third-party marketplaces could significantly reduce our revenues, and the success of our business depends partly on continued access to these third-party marketplaces. Our relationships with our third-party marketplace providers could deteriorate as a result of a variety of factors, such as if they become concerned about our ability to deliver quality products on a timely basis or to protect a third-party’s intellectual property. In addition, third-party marketplace providers could prohibit our access to these marketplaces if we are not able to meet the applicable required terms of use. Loss of access to a marketplace channel could result in lower sales, and as a result, our business and financial results may suffer.

During fiscal 2019, we recorded a net loss, and our net losses may continue in fiscal year 2020.

During fiscal 2019, we incurred a net loss of $31,548, compared to net loss of $4,889 for fiscal 2018, attributable largely to a $21,437 non-cash income tax charge resulting from a change in the valuation allowance. If our net losses continue in fiscal year 2020, they could severely impact our liquidity, as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. In such case, there can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If our net losses were to continue, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.

Our operations are restricted by our credit agreement, and our ability to borrow funds under our credit facility is subject to a borrowing base.

We maintain an asset-based revolving credit facility with JPMorgan Chase Bank, N.A. (the “Credit Agreement”) that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment. Our Credit Agreement also provides for an option to increase the aggregate principal amount from $30,000 to $40,000, subject to lender approval. Our Credit Agreement includes a number of restrictive covenants. These covenants could impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. Specifically, such covenants restrict our ability and, if applicable, the ability of our subsidiaries to, among other things:

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

While we did not have any outstanding revolver debt under our Credit Agreement as of the end of fiscal 2019, we may have outstanding revolver debt in the future. Any outstanding indebtedness would have important consequences, including the following:

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

Furthermore, our ability to satisfy our debt service obligations depends, among other things, upon fluctuations in interest rates, our future operating performance and ability to refinance indebtedness when and if necessary. These factors depend partly on economic, financial, competitive and other factors beyond our control. We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures and general operating expenses. In addition, if we need to refinance our debt, or obtain additional debt financing or sell assets or equity to satisfy our debt service obligations, we may not be able to do so on commercially reasonable terms, if at all. If this were to occur, we may need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations. The Company’s outstanding letters of credit balance as of December 28, 2019 was $17,638.

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

Our top ten suppliers represented approximately 54% of our total product purchases during fiscal 2019. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For fiscal 2019, our product purchases from three drop-ship suppliers represented approximately 11% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

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

We acquire a majority of our products from manufacturers and distributors located in Taiwan and China. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner or that would allow us to rely on customary indemnification protection with respect to any third-party claims similar to some of our U.S. suppliers.

In addition, because many of our suppliers are outside of the United States, additional factors could interrupt our relationships or affect our ability to acquire the necessary products on acceptable terms, including:

•	political, social and economic instability and the risk of war or other international incidents in Asia or abroad;
•	fluctuations in foreign currency exchange rates that may increase our cost of products;
•	imposition of duties, taxes, tariffs or other charges on imports;
•	difficulties in complying with import and export laws, regulatory requirements and restrictions;
•	natural disasters and public health emergencies, such as the recent outbreak of a novel strain of coronavirus identified in Wuhan, Hubei Province, China;
•	import shipping delays resulting from foreign or domestic labor shortages, slow-downs, or stoppage; and
•	the failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property;
•

imposition of new legislation relating to import quotas or other restrictions that may limit the quantity of our product that may be imported into the U.S. from countries or regions where we do business;

•	financial or political instability in any of the countries in which our product is manufactured;
•	potential recalls or cancellations of orders for any product that does not meet our quality standards;
•	disruption of imports by labor disputes or strikes and local business practices;
•

political or military conflict involving the U.S. or any country in which our suppliers are located, which could cause a delay in the transportation of our products, an increase in transportation costs and additional risk to product being damaged and delivered on time;

•

heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods;

•	inability of our non-U.S. suppliers to obtain adequate credit or access liquidity to finance their operations; and
•	our ability to enforce any agreements with our foreign suppliers.

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

Our financial condition and results of operations for fiscal 2020 may be adversely affected by the recent COVID-19 outbreak.

Our financial condition and results of operations for fiscal year 2020 may be adversely affected by the recent COVID-19 (also known as coronavirus) outbreak. The ongoing coronavirus outbreak emanating from China at the beginning of 2020 has resulted in increased travel restrictions and extended shutdowns of certain businesses in the region. We acquire a majority of our products from manufacturers and distributors located in Taiwan and China, and we maintain international business operations in the Philippines.  Consequently, we are susceptible to factors adversely affecting this region.  The effects could include restrictions on our ability to travel to support our suppliers located in Asia, disruptions in our ability to distribute our products in the Asia region, and/or temporary closures of the facilities of our manufacturers and distributors. Disruption to the operations of our manufacturers and distributors would likely impact our sales and operating results.  The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Our supply chain may be adversely affected by political events, domestic or international hostilities, international health emergencies, or complications due to natural, nuclear or other disasters.

The ongoing coronavirus outbreak emanating from China at the beginning of 2020 has resulted in increased travel restrictions and extended shutdown of certain businesses in the region, including those of some of our suppliers. This or any other governmental developments or health concerns in China or other countries could result in social or economic instability. These developments could disrupt our supply chain, and have material adverse effect on our business and or our operating results.

We depend on third-party delivery services to deliver our products to our customers on a timely and consistent basis, and any deterioration in our relationship with any one of these third parties or increases in the fees that they charge could harm our reputation and adversely affect our business and financial condition.

We rely on third parties for the shipment of our products and we cannot be sure that these relationships will continue on terms favorable to us, or at all. Shipping costs have increased from time to time, and may continue to increase, and we may not be able to pass these costs directly to our customers. Any increased shipping costs could harm our business, prospects, financial condition and results of operations by increasing our costs of doing business and reducing gross margins which could negatively affect our operating results. In addition, we utilize a variety of shipping methods for both inbound and outbound logistics. For inbound logistics, we rely on trucking and ocean carriers and any increases in fees that they charge could adversely affect our business and financial condition. For outbound logistics, we rely on ‘‘Less-than-Truckload’’ (‘‘LTL’’) and parcel freight based upon the product and quantities being shipped and customer delivery requirements. These outbound freight costs have increased on a year-over-year basis and may continue to increase in the future. We also ship a number of oversized auto parts which may trigger additional shipping costs by third-party delivery services. Any increases in fees or any increased use of LTL would increase our shipping costs which could negatively affect our operating results.

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

If commodity prices such as fuel, plastic and steel increase, our margins may be negatively impacted.

Our third-party delivery services have increased fuel surcharges from time to time, and such increases negatively impact our margins, as we are generally unable to pass all of these costs directly to consumers. Increasing prices in the component materials for the parts we sell may impact the availability, the quality and the price of our products, as suppliers search for alternatives to existing materials and increase the prices they charge. We cannot ensure that we can recover all the increased costs through price increases, and our suppliers may not continue to provide the consistent quality of product as they may substitute lower cost materials to maintain pricing levels, all of which may have a negative impact on our business and results of operations.

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

Security threats to our IT infrastructure could expose us to liability, and damage our reputation and business

It is essential to our business strategy that our technology and network infrastructure remain secure and is perceived by our customers to be secure. Despite security measures, however, any network infrastructure may be vulnerable to cyber-attacks. Information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign private parties and state actors. As a leading online source for automotive aftermarket parts, we may face cyber-attacks that attempt to penetrate our network security, including our data centers, to sabotage or otherwise disable our network of websites and online marketplaces, misappropriate our or our customers’ proprietary information, which may include personally identifiable information, or cause interruptions of our internal systems and services. If successful, any of these attacks could negatively affect our reputation, damage our network infrastructure and our ability to sell our products, harm our relationship with customers that are affected and expose us to financial liability.

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

Moreover, we are subject to the Payment Card Industry Data Security Standard ("PCI DSS"), issued by the PCI Council. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. We cannot be certain that all of our information technology systems are able to prevent, contain or detect any cyber-attacks, cyber terrorism, or security breaches from known malware or malware that may be developed in the future. To the extent that any disruption results in the loss, damage or misappropriation of information, we may be materially adversely affected by claims from customers, financial institutions, regulatory authorities, payment card associations and others. In addition, the cost of complying with stricter privacy and information security laws and standards could be significant to us. For example, we were recently required to transition from PCI Data Security Standard 2.0 to PCI Data Security Standard 3.2. We are in the process of conforming to the new standards which we expect to be completed in 2020. There is no guarantee that we will be able to conform to these new standards, and if we fail to meet these standards, we could become subject to fines and other penalties and experience a significant increase in payment card transaction costs. In addition, such failure could damage our reputation, inhibit sales, and adversely affect our business.

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

The regulatory framework for privacy issues is currently evolving and is likely to remain uncertain for the foreseeable future. The occurrence of unanticipated events often rapidly drives the adoption of legislation or regulation affecting the use of data and the way we conduct our business; in fact, there are active discussions among U.S. legislators around adoption of a new U.S. federal privacy law. Restrictions could be placed upon the collection, management, aggregation and use of information, which could result in a material increase in the cost of collecting and maintaining certain kinds of data. In June of 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020. The CCPA gives consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. We are required to comply with the CCPA. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

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

In 2018, for example, the CBP alleged that certain repair grilles imported by the Company were counterfeit and infringed on trademarks registered by OEMs. The Company subsequently settled with CBP, however, to the extent that the OEMs are successful in obtaining and enforcing other intellectual property rights, we could be restricted or prohibited from selling certain aftermarket products which could have an adverse effect on our business. Infringement claims could also result in increased costs of doing business arising from new importing requirements, increased port and carrier fees and legal expenses, adverse judgments or settlements or changes to our business practices required to settle such claims or satisfy any judgments. For example, during fiscal 2018 we incurred approximately $5,046 of port and carrier fees and legal expenses attributable to CBP’s wrongful seizures and the Company’s litigation with CBP.  Litigation or regulatory enforcement could also result in interpretations of the law that require us to change our business practices or otherwise increase our costs and harm our business. We may not maintain sufficient, or any, insurance coverage to cover the types of claims that could be asserted. If a successful claim were brought against us, it could expose us to significant liability.

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

Because we are involved in litigation from time to time and are subject to numerous laws and governmental regulations, we could incur substantial judgments, fines, legal fees and other costs as well as reputational harm.

We are sometimes the subject of complaints or litigation from customers, employees or other third parties for various reasons. The damages sought against us in some of these litigation proceedings could be substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim, this could have a material adverse effect on our business, financial condition, results of operations and cash flows. For more information on our ongoing litigation, see the information set forth under the caption “Legal Matters” in “Note 8 Commitments and Contingencies” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

We are in the process of implementing a new enterprise resource planning system, and problems with the design or implementation of this system could interfere with our business and operations.

We are engaged in a multi-year implementation of a new global enterprise resource planning system (ERP). The ERP is designed to accurately maintain the company's books and records and provide information to the company's management team important to the operation of the business. The company's ERP has required, and will continue to require, the investment of significant human and financial resources. We may not be able to successfully implement the ERP without experiencing delays, increased costs and other difficulties. If we are unable to successfully design and implement the new ERP system as planned, our financial positions, results of operations and cash flows could be negatively impacted.

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

Since the completion of our initial public offering in February 2007 through December 28, 2019, the trading price of our common stock has been volatile, ranging from a high of $12.61 per share to a low per share of $0.88. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

Our common stock may be delisted from The Nasdaq Global Market (“NASDAQ”) if we are unable to maintain compliance with NASDAQ’s continued listing standards.

NASDAQ imposes, among other requirements, continued listing standards including minimum bid and public float requirements. The price of our common stock must trade at or above $1.00 to comply with NASDAQ’s minimum bid requirement for continued listing on NASDAQ. If our stock trades at bid prices of less than $1.00 for a period in excess of 30 consecutive business days, NASDAQ could send a deficiency notice to us for not remaining in compliance with the minimum bid listing standards. If the closing bid price of our common stock were to fail to meet NASDAQ’s minimum closing bid price requirement, or if we otherwise fail to meet any other applicable requirements of the NASDAQ and we are unable to regain compliance, NASDAQ may make a determination to delist our common stock.

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

While management has concluded that our internal controls over financial reporting were effective as of December 28, 2019, we have in the past, and could in the future, have a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.

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

We have historically collected sales or other similar taxes only on the shipment of goods to customers in the states of California, Virginia, Illinois, and Ohio.  However, following the Supreme Court decision in South Dakota v. Wayfair, the Company is now required to collect sales tax in any state which passes legislation requiring out of state retailers to collect sales tax even where they have no physical nexus.  We have historically enjoyed a competitive advantage to the extent our competitors are already subject to those tax obligations. By collecting sales tax in additional states, we will lose this competitive advantage as total costs to our customers will increase, which could adversely affect our sales.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”) enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use net operating loss carryforwards too offset future income may be limited.

Under the Tax Act, federal net operating losses (“NOL”s) incurred in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning after December 31, 2017, is limited. It is uncertain if and to what extent various states will conform to the Tax Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period) is subject to limitations on its ability to utilize its pre-ownership change NOL carryforwards to offset post-ownership change income. We may in the future experience ownership changes, and thus, our ability to utilize pre-ownership change NOL carryforwards to offset post-ownership change income may be limited. Such limitations may cause a portion of our NOL carryforwards to expire before we are able to utilize them.  In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

We are subject to federal and state consumer protection laws and regulations, including laws protecting the privacy of customer non-public information and regulations prohibiting unfair and deceptive trade practices, as well as laws and regulations governing businesses in general and the Internet and e-commerce and certain environmental laws. Additional laws and regulations may be adopted with respect to the Internet, the effect of which on e-commerce is uncertain. These laws may cover issues such as user privacy, spyware and the tracking of consumer activities, marketing e-mails and communications, other advertising and promotional practices, money transfers, pricing, content and quality of products and services, taxation, electronic contracts and other communications, intellectual property rights, and information security. Furthermore, it is not clear how existing laws such as those governing issues such as property ownership, sales and other taxes, trespass, data mining and collection, and personal privacy apply to the Internet and e-commerce. To the extent we expand into international markets, we will be faced with complying with local laws and regulations, some of which may be materially different than U.S. laws and regulations. Any such foreign law or regulation, any new U.S. law or regulation, or the interpretation or application of existing laws and regulations to the Internet or other online services or our business in general, may have a material adverse effect on our business, prospects, financial condition and results of operations by, among other things, impeding the growth of the Internet, subjecting us to fines, penalties, damages or other liabilities, requiring costly changes in our business operations and practices, and reducing customer demand for our products and services. We may not maintain sufficient, or any, insurance coverage to cover the types of claims or liabilities that could arise as a result of such regulation.

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

Possible new tariffs that might be imposed by the United States government could have a material adverse effect on our results of operations.

Changes in U.S. and foreign governments’ trade policies have resulted in, and may continue to result in, tariffs on imports into and exports from the U.S. Throughout 2018 and 2019, the U.S. imposed tariffs on imports from several countries, including China. If further tariffs are imposed on imports of our products, or retaliatory trade measures are  taken by China or other countries in response to existing or future tariffs, we could be forced to raise prices on all of our imported products or make changes to our operations, any of which could materially harm our revenue or operating results. Any additional future tariffs or quotas imposed on our products or related materials may impact our sales, gross margin and profitability if we are unable to pass increased prices onto our customers.

ITEM 1B.             UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

As of December 28, 2019, the total square footage of our leased office and distribution centers was 683,000 square feet. This includes approximately 640,000 square feet for our corporate headquarters located in Carson, California and distribution centers in LaSalle, Illinois, Chesapeake, Virginia and Las Vegas, Nevada; and approximately 43,000 square feet of office space in the Philippines. For additional information regarding our obligations under property leases, see “Note 8‑Commitments and Contingencies” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

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

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on NASDAQ under the symbol “PRTS.”

Holders

As of March 5,  2020, there were approximately 19 registered shareholders of record of our common stock.

Dividend Policy

No dividends on common stock were paid during the fiscal year ended December 28, 2019. We issued approximately $161 in dividends to our Series A Preferred stockholders during each of the fiscal years ended December 28, 2019 and December 29, 2018, respectively. We do not anticipate that we will declare or pay any cash dividends on our common stock in the foreseeable future; however, we will have to pay dividends to our preferred stockholders until such shares are redeemed or converted. We maintain an asset-based revolving credit facility with JPMorgan Chase Bank (the "Credit Agreement") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment. The Credit Agreement requires us to obtain a prior written consent from JPMorgan Chase Bank when we determine to pay any dividends on or make any distribution with respect to our common stock. Under the Second Amendment to Credit Agreement dated March 25, 2013, we obtained written consent from JPMorgan Chase Bank to pay dividends on our Series A Preferred Shares. See “Liquidity and Capital Resources” in Item 7 of Part II included in this report for further information on the covenants under the secured Credit Agreement. Any future determination to pay cash dividends on our common stock will be subject to the above restriction, as well as restrictions under any other existing indebtedness, at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and other factors the Board of Directors deems relevant.

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

Overview

We are a leading online provider of aftermarket auto parts, including collision parts, engine parts, and performance parts and accessories. Our user-friendly websites provide customers with a broad selection of SKUs, with detailed product descriptions and photographs. Our proprietary product database maps our SKUs to product applications based on vehicle makes, models and years. We principally sell our products to individual consumers through our network of websites and online marketplaces. Our flagship consumer websites are located at www.carparts.com, www.jcwhitney.com, www.autopartswarehouse.com and our corporate website is located at www.usautoparts.com. The inclusion of our website addresses in this report does not include or incorporate by reference into this report any information on our websites.

We believe our strategy of disintermediating the traditional auto parts supply chain and selling products directly to customers over the Internet allows us to efficiently deliver products to our customers. Industry-wide trends that support our strategy include:

1. Number of SKUs required to serve the market. The number of automotive SKUs has grown dramatically over the last several years. In today’s market, unless the consumer is driving a high volume produced vehicle and needs a simple maintenance item, the part they need is not typically on the shelf at a brick-and-mortar store. We believe our user-friendly websites provide customers with a favorable alternative to the brick-and-mortar shopping experience by offering a comprehensive selection of over 1.2 million SKUs with detailed product descriptions, attributes and photographs combined with the flexibility of fulfilling orders using both drop-ship and stock-and-ship methods.

2. U.S. vehicle fleet expanding and aging.  The average age of U.S. light vehicles, an indicator of auto parts demand, remained near record-highs at 11.8 years during 2019, according to the U.S. Auto Care Association, up from 11.7 years during 2018. In addition, IHS, a market analytics firm, found that the total number of light vehicles in operation in the U.S. has increased to record levels, and should continue to rise through 2020. We believe an increasing vehicle base and rising average age of vehicles will have a positive impact on overall aftermarket parts demand because older vehicles generally require more repairs. In many cases we believe these older vehicles are driven by do-it-yourself ("DIY") car owners who are more likely to handle any necessary repairs themselves rather than taking their car to the professional repair shop.

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

International Operations. In April 2007, we established offshore operations in the Philippines. Our offshore operations allow us to access a workforce with the necessary technical skills at a significantly lower cost than comparably experienced U.S.-based professionals. Our offshore operations are responsible for a majority of our website development, catalog management, and back office support. Our offshore operations also house our main call center. We had 508 employees in the Philippines as of December 28, 2019. We believe that the cost advantages of our offshore operations provide us with the ability to grow our business in a more cost-effective manner than using U.S.-based resources.

Key Metrics. To understand revenue generation through our network of e-commerce websites and online marketplaces, we monitor several key business metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions, including the following:

	52 Weeks Ended	52 Weeks Ended
	December 28, 2019	December 29, 2018
Unique Visitors (millions)(1)	59.5	69.3
E-commerce Orders (thousands)	1,705	1,760
Online Marketplace Orders (thousands)	1,707	1,573
Total Online Orders (thousands)	3,412	3,333
E-commerce Average Order Value	$90	$98
Online Marketplace Average Order Value	$69	$73
Total Online Average Order Value	$80	$86
Revenue Capture(1)	88.7%	87.5%
Conversion(1)	2.87%	2.54%

1	Excludes online marketplaces.

Unique Visitors: A unique visitor to a particular website represents a user with a distinct IP address that visits that particular website. We define the total number of unique visitors in a given month as the sum of unique visitors to each of our websites during that month. We measure unique visitors to understand the volume of traffic to our websites and to track the effectiveness of our online marketing efforts. The number of unique visitors has historically varied based on a number of factors, including our marketing activities and seasonality. Included in the unique visitors are mobile device based customers, who are becoming an increasing part of our business. Shifting consumer behavior and technology enhancements indicates that customers are becoming more inclined to purchase auto parts through their mobile devices. User sophistication and technological advances have increased consumer expectations around the user experience on mobile devices, including speed of response, functionality, product availability, security, and ease of use. We believe enhancements to online solutions specifically catering to mobile based shopping can result in an increase in the number of orders and revenues. We believe an increase in unique visitors to our websites will result in an increase in the number of orders. We seek to increase the number of unique visitors to our websites by attracting repeat customers and improving search engine marketing and other internet marketing activities. During fiscal year 2019, our unique visitors decreased by 14.1% compared to the fiscal year 2018 primarily due to our focus on private label sales, which led us to proactively reduce marketing spend for branded product sales.

Total Number of Orders: We monitor the total number of orders as an indicator of future revenue trends. During the fiscal year 2019, the total number of orders increased by 2.4% compared to the fiscal year 2018, with e-commerce and online marketplace orders decreasing by 3.1% and increasing by 8.5%, respectively. We believe total number of orders increased primarily due to improved conversion, driven by enhanced customer experience as well as increased marketing and inventory optimization efforts.

Average Order Value: Average order value represents our net sales on a placed orders basis for a given period of time divided by the total number of orders recorded during the same period of time. During the fiscal year 2019, our average order value decreased by 7.0% when compared to the fiscal year 2018 primarily driven by decreases in e-commerce order value as well as a shift in product mix toward private label products which are priced lower than branded products, yet have higher gross margins. We seek to increase the average order value as a means of increasing net sales. Average order values vary depending upon a number of factors, including the components of our product offering, the order volume in certain online sales channels, mix changes between private label and branded, macro-economic conditions, and the online competition.

Revenue Capture: Revenue capture is the amount of actual dollars retained after taking into consideration returns, credit card declines and product fulfillment. During the fiscal year 2019, our revenue capture increased by 1.4% to 88.7% compared to 87.5% in fiscal year 2018 primarily due to an improved fill rate resulting from higher inventory levels on hand during the year.

Conversion: Conversion is the number of orders as a rate to the total number of unique visitors. This rate indicates how well we convert a visitor to a customer sales order. During fiscal year 2019, our conversion increased by 13.0% to 2.9% in fiscal year 2019 compared to 2.5% in fiscal year 2018 as a result of initiatives designed to improve the overall customer experience as well as shifts in channel mix and declines in traffic.

Executive Summary

For fiscal 2019, the Company’s continuing operations generated net sales of $280,657, compared with $289,467 for fiscal year 2018, representing a decrease of 3.0% compared to the prior year. Our continuing operations incurred a net loss for fiscal 2019 of $31,548, compared to a  net loss of $4,889 for fiscal 2018, attributable largely to a $21,437 non-cash income tax charge resulting from a change in the valuation allowance. Our continuing operations incurred a loss before interest expense, net, income tax provision, depreciation and amortization expense, amortization of intangible assets, share-based compensation expense and costs related to our customs issues and employee transition costs ("Adjusted EBITDA"), of $4,532 in fiscal 2019 compared to $10,379 in fiscal 2018. Adjusted EBITDA, which is not a Generally Accepted Accounting Principle (“GAAP”) measure, is presented because management uses it as one measure of the Company’s operating performance, as it assists in comparing the Company’s operating performance on a consistent basis by removing the impact of stock compensation expense, as well as items that are not expected to be recurring. Internally, this non-GAAP measure is also used by management for planning purposes, including the preparation of internal budgets; for allocating resources to enhance financial performance; and for evaluating the effectiveness of operational strategies. The Company also believes that such measure is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income, or as an alternative to cash flows as a measure of the Company’s overall liquidity, as presented in the Company’s consolidated financial statements. Further, the Adjusted EBITDA measure shown may not be comparable to similarly titled measures used by other companies. Refer to the table presented below for reconciliation of net loss to Adjusted EBITDA.

Total revenues decreased in fiscal 2019 compared to fiscal 2018 primarily due to a decline in our offline sales, and to a lesser extent, due to a decrease in our online sales. Our offline sales, which consist of our Kool-Vue® and wholesale operations, contributed 8.8% of total revenues and our online sales, which include our e-commerce, online marketplace sales channels and online advertising, contributed 91.2% of total revenues. Our offline sales decreased by $6,853, or 21.8%, to $24,607 compared to the same period last year primarily due to a decrease in revenue from our wholesale operations.  Our online sales for fiscal year 2019 decreased by $1,957 or 0.8%, to $256,050 due to a decrease in total online orders of 2.4% and a lower average order value. The decreases were primarily attributable to decreases in marketplace sales with one of our channel partners, as well as due to a decrease in e-commerce sales attributable to a reduction of traffic and a shift in our focus to private label sales vs. branded sales.

Like most e-commerce retailers, our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. Historically, marketing through search engines provided the most efficient opportunity to reach millions of online auto part buyers. We are included in search results through paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our websites. Algorithmic listings cannot be purchased and instead are determined and displayed solely by a set of formulas utilized by the search engine. We have had a history of success with our search engine marketing techniques, which gave our different websites preferred positions in search results. Search engines, like Google, revise their algorithms from time to time in an attempt to optimize their search results. During the last few years, Google has changed its search results ranking algorithm. In some cases our unique visitor count, and therefore our financial results, were negatively impacted by these changes. We continue to address the ongoing changes to the Google methodology, but during the fiscal year 2019, our unique visitor count decreased by 9,800 or 14.1%, to 59,500 unique visitors compared to 69,300 unique visitors in fiscal 2018 primarily driven by our focus on private label sales, which led us to proactively reduce marketing spend for branded product sales. As in the past we expect Google will continue to make changes in their search engine algorithms to improve their user experience. As we are significantly dependent upon search engines for our website traffic, if we are unable to address these ongoing changes and attract unique visitors, our business and results of operations will be harmed.

Total expenses, which primarily consisted of cost of sales and operating costs, increased in fiscal year 2019 compared to the same period in 2018. Components of our cost of sales and operating costs are described in further detail under — “Basis of Presentation” below.

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

•

We continue to increase product selection by being the first to market with many new SKUs. We currently have over 58,000 private label SKUs and over 700,000 branded SKUs in our product selection. We will continue to seek to add new categories and expand our existing specialty categories. We believe continued product expansion will increase the total number of orders and contribute to our revenue growth. Additionally, we plan to continue to maintain certain in-stock inventory throughout the year to provide consistent service levels and improve customer experience.

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

The table below reconciles net loss from continuing operations to Adjusted EBITDA for the periods presented (in thousands):

	Fifty-two weeks ended
	December 28, 2019	December 29, 2018
Net loss from continuing operations	(31,548)	(4,889)
Depreciation & amortization	6,252	5,802
Amortization of intangible assets	100	185
Interest expense, net	1,897	1,595
Taxes	21,437	(329)
EBITDA	$(1,862)	$2,364
Stock compensation expense	$3,656	$3,595
Employee transition costs(1)	2,274	774
Customs Costs(2)	464	5,046
Proceeds from AutoMD sale	—	(1,400)
Adjusted EBITDA	$4,532	$10,379

(1)	We incurred employee transition costs related to the transition of our executive management team including severance, recruiting, hiring bonus and relocation costs.
(2)

We incurred port and carrier fees and legal costs associated with our customs related issues. Refer to “Note 8 —Commitments and Contingencies” of our Notes to Consolidated Financial Statements for additional details.

Basis of Presentation

Net Sales. Online and offline sales represent two different sales channels for our products. We generate online net sales primarily through the sale of auto parts to individual consumers through our network of e-commerce websites, online marketplace sales channels and online advertising. E-commerce sales are derived from our network of websites, which we own and operate. E-commerce and online marketplace sales also include inbound telephone sales through our call center that supports these sales channels. Online marketplaces consist primarily of sales of our products on online marketplace websites, where we sell through storefronts that we maintain on third-party owned websites. Prior to March 2019, we sold advertising and sponsorship positions on our e-commerce websites to highlight vendor brands and offer complementary products and services that benefit our customers. Advertising is targeted to specific sections of the websites and can also be targeted to specific users based on the vehicles they drive. Advertising partners primarily include part vendors, national automotive aftermarket brands and automobile manufacturers. Our offline sales channel represents our distribution of products directly to commercial customers by selling auto parts to collision repair shops. Our offline sales channel also includes both stock ship distribution as well as drop ship programs for automotive warehouse distributors and other online resellers. The product mix includes the majority of our private labeled stock ship items, which include the replacement collision parts and our Kool-Vue® mirror line.

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

Impairment Loss. Impairment loss is recorded as a result of impairment testing performed for goodwill and indefinite-lived intangible assets in accordance with Accounting Standards Update (“ASC”) 350 Intangibles – Goodwill and Other, and long-lived assets (“ASC 350”), including intangible assets subject to amortization, in accordance with ASC 360 Property, Plant and Equipment (“ASC 360”).

Other Income, Net. Other income, net consists of miscellaneous income or expense such as gains/losses from disposition of assets, and interest income comprised primarily of interest income on investments.

Interest Expense. Interest expense consists primarily of interest expense on our outstanding loan balance, deferred financing cost amortization and capital lease interest.

Results of Continuing Operations

The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Fiscal Year Ended
	December 28, 2019	December 29, 2018

Net sales	100.0%	100.0%
Cost of sales	70.0	72.8
Gross profit	30.0	27.2
Operating expenses:
Marketing	15.8	13.2
General and administrative	6.3	6.9
Fulfillment	8.9	7.4
Technology	1.9	1.4
Amortization of intangible assets	0.0	0.1
Total operating expenses	32.9	28.9
Loss from operations	(2.9)	(1.7)
Other income (expense):
Other income, net	0.0	0.5
Interest expense	(0.7)	(0.6)
Total other expense, net	(0.7)	(0.1)
Loss before income taxes	(3.6)	(1.8)
Income tax provision (benefit)	7.6	(0.1)
Net loss	(11.2)%	(1.7)%

Fifty-Two Weeks Ended December 28, 2019 Compared to the Fifty-Two Weeks Ended December 29, 2018

Net Sales and Gross Margin

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	$ Change	% Change

	(in thousands)
Net sales	$280,657	$289,467	$(8,810)	(3.0)%
Cost of sales	196,434	210,746	(14,312)	(6.8)%
Gross profit	$84,223	$78,721	$5,502	7.0%
Gross margin	30.0%	27.2%		2.8%

Net sales decreased  $8,810 for fiscal year 2019 compared to fiscal year 2018. Our net sales consisted of online sales, which include our e-commerce sites, online marketplace sales channels and online advertising, representing 91.2% of the total for fiscal year 2019 (compared to 89.1% in fiscal year 2018), and offline sales, representing 8.8% of the total for fiscal year 2019 (compared to 10.9% in fiscal year 2018). The net sales decrease was due to a decrease of $1,957, or 0.8%, in online sales, and a decrease of $6,853, or 21.8%, in offline sales. Offline sales decreased primarily due to decreased revenue from wholesale operations. Our online sales decreased primarily due to a decrease in total online orders of 2.4%, as well as a decrease in average order value of 7.0%. The decrease in total orders was primarily attributable to a decrease in marketplace sales with one of our channel partners, as well as due to a decrease in e-commerce sales attributable to a reduction of traffic and a shift in our focus to private label sales vs. branded sales.

Gross profit increased  $5,502, or 7.0%, in fiscal year 2019 compared to fiscal year 2018. Gross margin increased 280 basis points to 30.0% in fiscal year 2019 compared to 27.2% in fiscal year 2018. Gross margin increased in fiscal year 2019 compared to fiscal year 2018 primarily due to a shift towards higher margin private label sales.

Marketing Expense

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	$ Change	% Change
	(in thousands)
Marketing expense	$44,341	$38,081	$6,260	16.4
Percent of net sales	15.8%	13.2%		2.6%

Total marketing expense increased  $6,260, or 16.4%, for fiscal year 2019 compared to fiscal year 2018. As a percent to net sales, total marketing expense was 15.8% for fiscal 2019 compared to 13.2% for fiscal year 2018. Online advertising expense, which includes catalog costs, was $25,691, or 10.0%, of online sales for fiscal year 2019, compared to $20,942, or 8.1%, of online sales for fiscal year 2018.  Online advertising expense increased primarily due to an increase in paid search advertising. Marketing expense, excluding online advertising, was $18,649, or 6.6%, of net sales for fiscal year 2019, compared to $17,181, or 5.9%, of net sales for fiscal year 2018. The increase was primarily due to an increase in overhead driven by investments in marketing platforms and employees.

General and Administrative Expense

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	$ Change	% Change
	(in thousands)
General and administrative expense	$17,744	$19,964	$(2,220)	(11.1)%
Percent of net sales	6.3%	6.9%		(0.6)%

General and administrative expense decreased  $2,220, or 11.1%, for fiscal year 2019 compared to fiscal year 2018 primarily due to decreased depreciation and amortization. General and administrative expense decreased as a percentage of net sales compared to 2018 primarily due to a decrease in stock based compensation expense as well as lower legal fees resulting from customs issues in 2018.

Fulfillment Expense

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	$ Change	% Change
	(in thousands)
Fulfillment expense	$24,946	$21,310	$3,636	17.1%
Percent of net sales	8.9%	7.4%		1.5

Fulfillment expense increased  $3,636, or 17.1%, for fiscal year 2019 compared to fiscal year 2018 primarily due to an increase in overhead and employee costs. Fulfillment expense increased as a percentage of net sales compared to 2018 due primarily to an increased number of orders shipped out of our distribution centers as well as the opening of the third warehouse in Las Vegas, Nevada.

Technology Expense

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	$ Change	% Change
	(in thousands)
Technology expense	$5,342	$4,188	$1,154	27.6%
Percent of net sales	1.9%	1.4%		0.5%

Technology expense increased  $1,154, or 27.6%, for fiscal year 2019 compared to fiscal year 2018 primarily due to increased overhead driven by employee costs. Technology expense increased as a percentage of net sales compared to 2018 primarily due to PCI compliance costs and increased headcount.

Total Other Expense, Net

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	$ Change	% Change
	(in thousands)
Other expense, net	$(1,861)	$(211)	$(1,650)	782.0%
Percent of net sales	(0.7)%	(0.1)%		(0.6)

Total other expense, net increased $1,650, or 782.0%, for fiscal year 2019 compared to fiscal year 2018. Total other expense increased during fiscal year 2019 compared to fiscal year 2018 primarily due to interest expense compared to the prior year, as well as the sale of AutoMD assets for $1,400 in 2018.

Income Tax Provision

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	$ Change	% Change

	(in thousands)
Income tax (benefit) provision	$21,437	$(329)	$21,766	(6,615.8)%
Percent of net sales	7.6%	(0.1)%		7.8%

The Company accounts for income taxes in accordance with ASC 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversal of existing taxable temporary difference. ASC 740 provides that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years or losses expected in early future years. As of December 28, 2019, when revaluating all available evidence, including (1) recent history of operating losses, (2) inability to objectively estimate future income and (3) lack of (i) tax planning strategies, (ii) income in carryback periods and (iii) reversing existing temporary differences, management considered it appropriate to record an additional valuation allowance of approximately $23,015 against our deferred tax assets. As of December, 29, 2018, the Company maintained a valuation allowance in the amount of $29,791 against deferred tax assets that were nor more likely than not to be realized.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. As we continue to assess our operations, to the extent our results and expectations of core earnings continue, we may be in a position to release additional valuation allowance in the future.

As of December 28, 2019, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. At December 28, 2019, the Company’s federal and state net operating loss (“NOL”) carryforwards were $85,830 and $79,643, respectively. Federal NOL carryforwards of $2,106 were acquired in the acquisition of WAG which are subject to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) and limited to an annual usage limitation of $135. The Company’s federal NOL carryforwards begin to expire in 2029, while the Company’s state NOL carryforwards being to expire in 2020.

Liquidity and Capital Resources

Sources of Liquidity

During the fifty-two weeks ended December 28, 2019, we primarily funded our continuing operations with cash and cash equivalents generated from operations as well as through borrowing under our credit facility. We had cash and cash equivalents of $2,273 as of December 28, 2019, representing a $242 increase from $2,031 of cash and cash equivalents as of December 29, 2018. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our credit facility will be sufficient to finance our operations through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).

As of December 28, 2019, our credit facility provided for a revolving commitment of up to $30,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment (see “Debt and Available Borrowing Resources” below).

Working Capital

As of December 28, 2019 and December 29, 2018, our working capital was $2,472 and $10,466, respectively. Our revolving loan does not require principal payments, however it is classified as current due to certain U.S. GAAP requirements (see “Debt and Available Borrowing Resources” below for further details). The decrease in working capital is primarily due to an increase in accounts payable.

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for fiscal year 2019, and 2018, respectively (in thousands):

	Fiscal Year Ended
	December 28, 2019	December 29, 2018

Net cash provided by operating activities	$6,877	$6,181
Net cash used in investing activities	(6,160)	(5,688)
Net cash used in financing activities	(465)	(1,283)
Effect of exchange rate changes on cash	(10)	(29)
Net change in cash and cash equivalents	$242	$(819)

Operating Activities

Cash provided by operating activities is primarily comprised of net loss, adjusted for non-cash activities such as deferred income tax, depreciation and amortization expense, amortization of intangible assets and share-based compensation expense. These non-cash adjustments represent charges reflected in net income and, therefore, to the extent that non-cash items increase or decrease our operating results, there will be no corresponding impact on our cash flows. Net income adjusted for non-cash adjustments to operating activities was $(233) (adjusted for non-cash charges primarily consisting of deferred income tax of 21,287, depreciation and amortization expense of $6,252 and share-based compensation expense of $3,656) for the period ended December 28, 2019 compared to $4,267 (adjusted for non-cash charges primarily consisting of depreciation and amortization expense of $5,802 and share-based compensation expense of $3,595) for the period ended December 29, 2018. After excluding the effects of the non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities.

•

Accounts receivable decreased to $2,669 at December 28, 2019 from $3,727 at December 29, 2018, resulting in a decrease in operating assets and reflecting a cash inflow of $1,058 for the fiscal year ended December 28, 2019. Accounts receivable increased primarily due to the timing of payments at the end of the year.

•

Inventory increased to $52,500 at December 28, 2019 from $49,626 at December 29, 2018, resulting in an increase in operating assets and reflecting a cash outflow of $2,874 for the fiscal year ended December 28, 2019.

•

Accounts payable and accrued expenses increased to $53,952 at December 28, 2019 compared to $44,286 at December 29, 2018 resulting in an increase in operating liabilities and reflecting a cash inflow of $9,666 for the fiscal year ended December 28, 2019. Accounts payable and accrued expenses increased primarily due to an increase in accounts payable of $10,394.

Investing Activities

For the fiscal years ended December 28, 2019 and December 29, 2018, net cash used in investing activities was primarily the result of increases in property and equipment ($6,160, and $5,689 respectively). Property and equipment is primarily internally developed software. Capitalized costs include amounts directly related to website and software development, primarily payroll and payroll related costs for employees and outside contractors who are directly associated with and devote time to the internal use software project.

Financing Activities

For the fiscal years ended December 28, 2019 December 29, 2018, net cash used in financing activities was primarily due to payments made on capital leases (see further discussion in “Note 8 — Commitments and Contingencies” below).

Debt and Available Borrowing Resources

Total debt was $11,056 as of December 28, 2019 compared to $9,153 as of December 29, 2018.  Total debt as of December 28, 2019 consisted of Right-of-use ("ROU") obligation financing totaling $9,267 and a financing arrangement with a third-party financial institution related to the development of the Company’s warehouse located in Las Vegas totaling $1,789. Of this total debt, $1,369 was included in current liabilities and $9,687 was included in non-current liabilities (see further discussion in “Note 8 — Commitments and Contingencies” below).

The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. Our Credit Facility also provides for an option to increase the aggregate principal amount from $30,000 to $40,000 subject to lender approval. At December 28, 2019, our outstanding revolving loan balance was $0. The customary events of default under the credit facility (discussed below) include certain subjective acceleration clauses, which management has determined the likelihood of such acceleration is more than remote, considering the recurring losses experienced by the Company, therefore a current classification of our revolving loan payable was required.

On December 18, 2019, the Company and JPMorgan Chase Bank, N.A. (“JPMorgan”) entered into the Eleventh Amendment (the “Amendment”) which amended the Credit Agreement previously entered into by the Company, certain of its domestic subsidiaries and JPMorgan on April 26, 2012 and the Pledge and Security Agreement previously entered into by the Company, certain of its domestic subsidiaries and JPMorgan on April 26, 2012. Pursuant to the Amendment, among other changes, the maturity date of the Credit Agreement was extended from April 26, 2020 to December 16, 2022, the net orderly liquidation value inventory advance rate was increased from 90% to 95% for a six-month period following the effective date of the Amendment, and the Company’s $5,000 basket for sales and dispositions of property in connection with Permitted Acquisitions (as defined in the Credit Agreement) was made available in full following the effective date of the Amendment.

On January 17, 2020, the Company and JPMorgan entered into the Twelfth Amendment to Credit Agreement and Fifth Amendment to Pledge and Security Agreement (the “Twelfth Amendment”), which amended the Credit Agreement previously entered into by the Company, certain of its domestic subsidiaries and JPMorgan on April 26, 2012 and the Pledge and Security Agreement previously entered into by the Company, certain of its domestic subsidiaries and JPMorgan on April 26, 2012. Pursuant to the Twelfth Amendment, letters of credit will be made available to the Company, subject to certain customary restrictions and conditions, in an aggregate amount not to exceed $25,000, an increase from $20,000. As of December 28, 2019, our outstanding letters of credit balance was $17,638.

The other amendments to the Credit Agreement made under the Twelfth

Amendment were as follows:

•

Solely until March 31, 2020 and for purposes of the covenant testing and cash dominion triggers in the Credit Agreement, the facility will incorporate elements of the borrowing base above the $30,000 available to borrow.

•	Until March 31, 2020, the Company will be subject to reporting on a weekly basis with respect to the borrowing base and other metrics.
•	Customary LIBOR successor provisions were added to the Credit Agreement.

Loans drawn under the credit facility bear interest at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.75%, or (b) a “alternate base rate” subject to an increase or reduction by up to 0.25% per annum based on the Company’s fixed charge coverage ratio. At December 28, 2019, the Company’s LIBOR based interest rate was 3.56% (on $0 principal) and the Company’s prime based rate was 5.0% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly.  Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three consecutive business days, and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). The Company’s required excess availability related to the “Covenant Testing Trigger Period” (as defined under the Credit Agreement) under the revolving commitment under the Credit Agreement is less than $3,000 for the period commencing on any day that excess availability is less than $3,000 for three consecutive business days, and continuing until excess availability has been greater than or equal to $3,000 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment). The Company’s excess availability was $6,622 at December 28, 2019. The credit facility matures on December 16, 2022.  As of December 28, 2019, our outstanding letters of credit balance was $17,638 of which $13,011 was utilized and included in accounts payable in our consolidated balance sheet.

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

Events of default under the Credit Agreement include: failure to timely make payments due under the Credit Agreement; material misrepresentations or misstatements under the Credit Agreement and other related agreements; failure to comply with covenants under the Credit Agreement and other related agreements; certain defaults in respect of other material indebtedness; insolvency or other related events; certain defaulted judgments; certain ERISA-related events; certain security interests or liens under the loan documents cease to be, or are challenged by the Company or any of its subsidiaries as not being, in full force and effect; any loan document or any material provision of the same ceases to be in full force and effect; and certain criminal indictments or convictions of any Loan Party. As of December 28, 2019, the Company was in compliance with all covenants under the Credit Agreement.

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

We  evaluated the criteria of ASC 606 - Revenue Recognition Principal Agent Considerations in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when the Company is primarily responsible for fulfilling the promise to provide a specified good or service, the Company is subject to inventory risk before the good or service has been transferred to a customer and the Company has discretion in establishing the price, revenue is recorded at gross.

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

Inventory. Inventory consists of finished goods available-for-sale. We purchase inventory from suppliers both domestically and internationally, primarily in Taiwan and China. We believe that our products are generally available from more than one supplier, and we maintain multiple sources for many of our products, both internationally and domestically. We offer a broad line of auto parts for automobiles, trucks, motorcycles and recreational vehicles from model years 1965 to 2019. Because of the continued demand for our products, we primarily purchase products in bulk quantities to take advantage of quantity discounts and to ensure inventory availability.

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

Income Taxes. The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When appropriate, a valuation reserve is established to reduce deferred tax assets, which include tax credits and loss carryforwards, to the amount that is more likely than not to be realized. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each applicable tax jurisdiction. We consider the following possible sources of taxable income when assessing the realization of our deferred tax assets:

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

We utilize a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely to be realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. The Company’s policy is to record interest and penalties as income tax expense.

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

The Company accounts for equity instruments issued in exchange for the receipt of services from non-employee directors in accordance with the provisions of ASC 718. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 505‑50 - Equity-Based Payments to Non-Employees (“ASC 505-50”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. Equity instruments awarded to non-employees are periodically re-measured as the underlying awards vest unless the instruments are fully vested, immediately exercisable and non-forfeitable on the date of grant. Forfeitures are accounted for as they occur.

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

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 28, 2019 pursuant to Rule 13a‑15 and 15d‑15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objectives for which they were designed and operated at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a‑15(f) under the Securities Exchange Act of 1934, as amended). We assessed the effectiveness of our internal control over financial reporting as of December 28, 2019, based on the “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment was conducted utilizing our documentation of policies and procedures, risk control matrices, gap analysis, key process walk-throughs and management’s knowledge of and interaction with its controls and testing of our key controls.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on such assessment and criteria, management has concluded that the internal controls over financial reporting were effective as of December 28, 2019.

Changes in Internal Control Over Financial Reporting

The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a‑15(d), the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter ended December 28, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

ITEM 9B.                OTHER INFORMATION

None.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)

Identification of Directors. The information under the caption “Election of Directors,” appearing in the Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders (“Proxy Statement”), is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2019.

(b)

Identification of Executive Officers and Certain Significant Employees. The information under the caption “Delinquent Section 16(a) Reports,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2019.

(c)

Compliance with Section 16(a) of the Exchange Act. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2019.

(d)

We have adopted a Code of Ethics and Business Conduct which applies to all directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees. The full text of our Code of Ethics and Business Conduct is available on the Investor Relations section of our website at www.usautoparts.net which can be directly accessed at http://investor.usautoparts.net/. We intend to disclose future amendments to certain provisions of the Code of Ethics and Business Conduct, and any waivers of provisions of the Code of Ethics and Business Conduct required to be disclosed under the rules of the SEC, at the same location on our website.

(e)

Board Committees. The information under the caption “Corporate Governance — Board Committees and Meetings,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2019.

ITEM 11.                EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation and Other Information”, appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2019.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Securities Authorized for Issuance Under Equity Compensation Plans” and “Ownership of Securities by Certain Beneficial Owners and Management,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2019.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Corporate Governance — Director Independence” and “Certain Relationships and Related Transactions,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2019.

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Fees Paid to Independent Registered Public Accounting Firm,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2019.

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

2.1

Stock Purchase Agreement executed August 2, 2010 among the Acquisition Sub, WAG, Riverside and the other stockholders of WAG (incorporated by reference to Exhibit 10.57 to the Company’s Current Report on Form 8 K filed with the Securities and Exchange Commission on August 4, 2010).

3.1

Second Amended and Restated Certificate of Incorporation of U.S. Auto Parts Network, Inc. as filed with the Delaware Secretary of State on February 14, 2007 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10 K filed with the Securities and Exchange Commission on April 2, 2007).

3.2

Amended and Restated Bylaws of U.S. Auto Parts Network, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10 K filed with the Securities and Exchange Commission on April 2, 2007).

3.3

Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of U.S. Auto Parts Network, Inc. (incorporated by reference to the Current Report on Form 8 K filed on March 25, 2013).

3.4

Amendment to Amended and Restated Bylaws of U.S. Auto Parts Network, Inc. (incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10 K file with the Securities and Exchange Commission on March 11, 2016).

4.1*	Specimen common stock certificate.

4.2	Description of Common Stock of the Company.

10.1+*	U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.2+*	Form of Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.3+*	Form of Notice of Grant of Stock Option under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.4+*	Form of Acceleration Addendum to Stock Option Agreement under the U.S. Auto Parts Network, Inc. 2006 Equity Incentive Plan.

10.5+*	U.S. Auto Parts Network, Inc. 2007 Omnibus Plan and Form of Award Agreements.

10.6+	2019 Independent Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10 Q filed with the Securities and Exchange Commission on August 9, 2018).

10.7+

Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10 K filed with the Securities and Exchange Commission on March 11, 2016).

10.8+

Employment Agreement dated March 15, 2019 between U.S. Auto Parts Network, Inc. and  David Meniane (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on March 15, 2019).

10.9+	Employment Agreement dated February 7, 2019 between the Company and Houman Akhavan.

10.10+

Employment Agreement dated November 27, 2018 between the Company and Lev Peker (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on November 28, 2018).

10.11

Board Candidate Agreement dated May 31, 2018 by and among the Company, Mehran Nia, and the Nia Living Trust Established September 2, 2004 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on June 1, 2018).

10.12

Letter Agreement, dated May 31, 2018, by and U.S. Auto Parts Network, Inc., Mina Khazani, and the Mina Khazani Living Trust, Dated May 30, 2007 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on June 1, 2018).

Exhibit No.	Description
10.13+

Form of Notice of Grant of Restricted Stock Units to Directors under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10 Q filed with the Securities and Exchange Commission on August 9, 2018).

10.14+

U.S. Auto Parts Network Inc. Director Payment Election Plan (incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10 Q filed with the Securities and Exchange Commission on November 9, 2011).

10.15

Credit Agreement, dated April 26, 2012, by and between U.S. Auto Parts Network, Inc., certain of its domestic subsidiaries and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on April 30, 2012).

10.16	Lease Agreement dated April 17, 2013 by and among U.S. Auto Parts Network, Inc. and STORE Master Funding III, LLC (incorporated by reference to the Current Report on Form 8 K filed on April 23, 2013)

10.17+	Form of Stock Unit Award Agreement (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8‑K filed with the Securities and Exchange Commission on February 18, 2014).

10.18+

Form of Stock Unit Award Agreement under the U.S. Auto Parts Network, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8‑K filed with the Securities and Exchange Commission on February 18, 2014).

10.19

Eleventh Amendment to Credit Agreement and Fifth Amendment to Pledge and Security Agreement, dated December 18, 2019 by and among U.S. Auto Parts Network Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed on December 20, 2019).

10.20

Twelfth Amendment to Credit Agreement and Fifth Amendment to Pledge and Security Agreement, dated January 17, 2020 by and among U.S. Auto Parts Network Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A.

10.21

Form of 2019 Performance Restricted Stock Unit Award Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10‑Q filed on August 8, 2019)).

10.22

Form of 2018 Restricted Stock Unit Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on January 11, 2018).

10.23

Deed of Lease dated February 4, 2016 by and between U.S. Auto Parts Network, Inc. and Liberty Property Limited Partnership (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10 K filed with the Securities and Exchange Commission on March 11, 2016).

10.24

U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on June 2, 2016).

10.25

Form of Employee Option Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on June 2, 2016).

10.26

Form of Director Option Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8‑K filed with the Securities and Exchange Commission on June 2, 2016).

10.27

Form of Restricted Stock Unit Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8‑K filed with the Securities and Exchange Commission on June 2, 2016).

Exhibit No.	Description
10.28

Form of Performance Restricted Stock Unit Award Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed with the Securities and Exchange Commission on January 26, 2017).

10.29

Form of Performance Cash Bonus Award Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8‑K filed with the Securities and Exchange Commission on January 26, 2017).

10.30

Form of Director and Section 16 Officer Restricted Stock Unit Agreement under the U.S. Auto Parts Network, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8‑K filed with the Securities and Exchange Commission on January 26, 2017).

10.31	Deferred Compensation Plan (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10‑K filed with the Securities and Exchange Commission on March 7, 2017).

10.32

Dissolution Agreement, dated March 6, 2017, by and among AutoMD, Inc., Oak Investment Partners XI, L.P. and the Sol Khazani Living Trust. (incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10‑K filed with the Securities and Exchange Commission on March 7, 2017).

10.33

Board Candidate Agreement dated January 18, 2019 by and among the Company, David Kanen, Kanen Wealth Management LLC, and Philotimo Fund, LP. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on January 23, 2019)    .

10.34

Amendment to Board Candidate Agreement dated January 17, 2019 by and among the Company, Mehran Nia, and the Nia Living Trust Established September 2, 2004. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on January 23, 2019)  .

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

U.S. Auto Parts Network, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of U.S. Auto Parts Network, Inc. and subsidiaries (the Company) as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations and comprehensive operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ RSM US LLP

Los Angeles, CA

March 9, 2020

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par and Per Share Liquidation Value)

	December 28,	December 29,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$2,273	$2,031
Accounts receivable, net	2,669	3,727
Inventory	52,500	49,626
Other current assets	4,931	3,401
Total current assets	62,373	58,785
Deferred income taxes	—	21,833
Property and equipment, net	9,650	15,184
Right-of-use - assets - operating leases, net	4,544	—
Right-of-use - assets - financing leases, net	9,011	—
Other non-current assets	2,368	2,163
Total assets	$87,946	$97,965
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,433	$34,039
Accrued expenses	9,519	10,247
Current portion of capital leases payable	—	594
Customer deposits	652	521
Notes payable, current	729	—
Right-of-use - obligation - operating, current	1,368	—
Right-of-use - obligation - finance, current	640	—
Other current liabilities	2,605	2,918
Total current liabilities	59,946	48,319
Capital leases payable, net of current	0	8,559
Notes payable, non-current	1,060	—
Right-of-use - obligation - operating, non-current	3,419	—
Right-of-use - obligation - finance, non-current	8,627	—
Other non-current liabilities	2,514	2,265
Total liabilities	75,566	59,143
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; $1.45 per share liquidation value or aggregate of $6,017; 4,150 shares authorized; 2,771 shares issued and outstanding at both December 28, 2019 and December 29, 2018	3	3
Common stock, $0.001 par value; 100,000 shares authorized; 36,167 and 34,992 shares issued and outstanding at December 28, 2019 and December 29, 2018 (of which 2,525 are treasury stock)	38	38
Treasury stock	(7,146)	(7,146)
Additional paid-in capital	187,147	183,139
Accumulated other comprehensive income	214	579
Accumulated deficit	(167,876)	(137,791)
Total stockholders’ equity	12,380	38,822
Total liabilities and stockholders' equity	$87,946	$97,965

See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(In Thousands, Except Per Share Data)

	Fiscal Year Ended
	December 28,	December 29,
	2019	2018

Net sales	$280,657	$289,467
Cost of sales (1)	196,434	210,746
Gross profit	84,223	78,721
Operating expenses:
Marketing	44,341	38,081
General and administrative	17,744	19,964
Fulfillment	24,946	21,310
Technology	5,342	4,188
Amortization of intangible assets	100	185
Total operating expenses	92,473	83,728
Loss from operations	(8,250)	(5,007)
Other income (expense):
Other, net	36	1,387
Interest expense	(1,897)	(1,598)
Total other expense, net	(1,861)	(211)
Loss before income taxes	(10,111)	(5,218)
Income tax (benefit) provision	21,437	(329)
Net loss	(31,548)	(4,889)
Other comprehensive income:
Foreign currency translation adjustments	(52)	22
Actuarial loss on defined benefit plan	(313)	—
Total other comprehensive income	(365)	22
Comprehensive loss	$(31,913)	$(4,867)
Loss per share:
Basic and diluted net loss per share	$(0.89)	$(0.14)
Weighted average common shares outstanding:
Shares used in computation of basic and diluted net loss per share	35,720	34,941

(1)

Excludes depreciation and amortization expense which is included in marketing, general and administrative and fulfillment expense as described in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations”.

See accompanying notes to consolidated financial statements.

U.S AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balance as originally stated at December 30, 2017	2,771	$3	34,666	$37	$179,906	$(7,146)	$557	$(132,996)	$40,361
Effect of new accounting adoption	—	—	—	—	—	—	—	255	255
Balance as currently stated at December 30, 2017	2,771	3	34,666	37	179,906	(7,146)	557	(132,741)	40,616
Net loss	—	—	—	—	—	—	—	(4,889)	(4,889)
Issuance of shares in connection with stock option exercises	—	—	6	—	6	—	—	—	6
Issuance of shares in connection with restricted stock units vesting	—	—	479	1	—	—	—	—	1
Minimum tax withholding on RSU’s	—	—	(166)	—	(430)	—	—	—	(430)
Issuance of shares in connection with BOD fees	—	—	7	—	14	—	—	—	14
Share-based compensation	—	—	—	—	3,643	—	—	—	3,643
Cash dividends on preferred stock	—	—	—	—	—	—	—	(161)	(161)
Effect of changes in foreign currencies	—	—	—	—	—	—	22	—	22
Balance, December 29, 2018	2,771	$3	34,992	$38	$183,139	$(7,146)	$579	$(137,791)	$38,822

Balance as originally reported at December 29, 2018	2,771	$3	34,992	$38	$183,139	$(7,146)	$579	$(137,791)	$38,822
Effect of new accounting adoption	—	—	—	—	—	—	—	1,623	1,623
Balance as currently stated at, December 29, 2018	2,771	3	34,992	38	183,139	(7,146)	579	(136,168)	40,445
Net loss	—	—	—	—	—	—	—	(31,548)	(31,548)
Issuance of shares in connection with stock option exercise	—	—	305	—	460	—	—	—	460
Issuance of shares in connection with restricted stock units vesting	—	—	795	—	(302)	—	—	—	(302)
Issuance of shares in connection with BOD fees	—	—	16	—	19	—	—	—	19
Share-based compensation	—	—	—	—	3,710	—	—	—	3,710
Dividend on preferred stock	—	—	59	—	121	—	—	(160)	(39)
Actuarial loss on defined benefit plan	—	—	—	—	—	—	(313)	—	(313)
Effect of changes in foreign currencies	—	—	—	—	—	—	(52)	—	(52)
Balance, December 28, 2019	2,771	$3	36,167	$38	$187,147	$(7,146)	$214	$(167,876)	$12,380

See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fiscal Year Ended
	December 28,	December 29,
	2019	2018

Operating activities
Net loss	$(31,548)	$(4,889)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	6,252	5,802
Amortization of intangible assets	100	185
Deferred income taxes	21,287	(446)
Share-based compensation expense	3,656	3,595
Stock awards issued for non-employee director service	19	14
Amortization of deferred financing costs	1	4
Loss from disposition of assets	—	1
Changes in operating assets and liabilities:
Accounts receivable	1,058	(1,257)
Inventory	(2,874)	4,605
Other current assets	(1,527)	(1,326)
Other non-current assets	166	150
Accounts payable and accrued expenses	9,953	742
Other current liabilities	(99)	(1,135)
Right-of-Use Obligation - Operating Leases - Current	1,364	—
Right-of-Use Obligation - Operating Leases - Long-term	(1,121)	—
Other non-current liabilities	190	136
Net cash provided by operating activities	6,877	6,181
Investing activities
Additions to property and equipment	(6,160)	(5,689)
Proceeds from sale of property and equipment	—	1
Net cash used in investing activities	(6,160)	(5,688)
Financing activities
Borrowings from revolving loan payable	14,626	3,316
Payments made on revolving loan payable	(14,626)	(3,316)
Proceeds from notes payable	257	—
Payment of notes payable	(130)	—
Payments on capital leases	(670)	(598)
Statutory tax withholding payment for share-based compensation	(302)	(430)
Proceeds from exercise of stock options	460	6
Payment of liabilities related to financing activities	—	(100)
Preferred stock dividends paid	(80)	(161)
Net cash used in financing activities	(465)	(1,283)
Effect of exchange rate changes on cash	(10)	(29)
Net change in cash and cash equivalents	242	(819)
Cash and cash equivalents, beginning of period	2,031	2,850
Cash and cash equivalents, end of period	$2,273	$2,031
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use operating asset acquired	$1,098	$—
Right-of-use financed asset acquired	$947	$—
Accrued asset purchases	$720	$1,008
Fixed asset purchased through note payable	$1,919	$—
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$95	$81
Cash paid during the period for interest	$1,896	$1,606

See accompanying notes to consolidated financial statements.

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Data)

Note 1 – Summary of Significant Accounting Policies and Nature of Operations

U.S. Auto Parts Network, Inc. (including its subsidiaries) is a leading online provider of aftermarket auto parts and accessories and was established in 1995. The Company entered the e-commerce sector by launching its first website in 2000 and currently derives the majority of its revenues from online sales channels. The Company sells its products to individual consumers through a network of websites and online marketplaces and offline to wholesale distributors. Our flagship websites are located at www.carparts.com, www.jcwhitney.com, www.autopartswarehouse.com and our corporate website is located at www.usautoparts.com.References to the “Company,” “we,” “us,” or “our” refer to U.S. Auto Parts Network, Inc. and its consolidated subsidiaries.

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

Fiscal Year

The Company’s fiscal year is based on a 52/53 week fiscal year ending on the Saturday closest to December 31. The fiscal years ended December 28, 2019 (fiscal year 2019) and December 29, 2018 (fiscal year 2018) are both 52 week periods.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated.

Basis of Presentation

In fiscal year 2019, the Company incurred a net loss of $31,548, compared to net loss of $4,889 in fiscal year 2018. $23,015 of the net loss for fiscal 2019 was related to a valuation allowance recorded on the Company’s deferred tax assets. Based on our current operating plan, we believe that our existing cash, cash equivalents, short-term investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months. Should the Company’s operating results not meet expectations in 2020, it could negatively impact our liquidity as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell assets or seek additional equity or additional debt financing in the future. There can be no assurance that we would be able to raise such additional financing or engage in such additional asset sales on acceptable terms, or at all. If revenues were to decline and we incur net losses because our strategies to return to consistent profitability are not successful or otherwise, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations.

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

Inventory

Inventories consist of finished goods available-for-sale and are stated at the lower of cost or net realizable value, determined using the first-in first-out (“FIFO”) method. The Company purchases inventory from suppliers both domestically and internationally, and routinely enters into supply agreements with Asia-Pacific based suppliers of private label products and U.S.–based suppliers who are primarily drop-ship vendors. The Company believes that its products are generally available from more than one supplier and seeks to maintain multiple sources for its products, both internationally and domestically. The Company primarily purchases products in bulk quantities to take advantage of quantity discounts and to ensure inventory availability. Inventory is reported at the lower of cost or net realizable value, adjusted for slow moving, obsolete or scrap product. Inventory at December 28, 2019 and December 29, 2018 included items in-transit to our warehouses, in the amount of $14,502 and $9,701, respectively.

Website and Software Development Costs

The Company capitalizes certain costs associated with website and software developed for internal use according to ASC 350‑50 - Intangibles – Goodwill and Other – Website Development Costs and ASC 350‑40 Intangibles – Goodwill and Other – Internal-Use Software, when both the preliminary project design and testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website and software development such as payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use software project. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. These amounts are amortized on a straight-line basis over two to three years once the software is placed into service. The Company capitalized website and software development costs of $4,907 and $3,883 during fiscal year 2019 and 2018, respectively. At December 28, 2019 and December 29, 2018, our internally developed website and software costs amounted to $24,142 and $19,234, respectively, and the related accumulated amortization and impairment amounted to $20,740 and $16,425, respectively.

Long-Lived Assets and Intangibles Subject to Amortization

The Company accounts for the impairment and disposition of long-lived assets, including intangibles subject to amortization, in accordance with ASC - 360 Property, Plant and Equipment (“ASC 360”). Management assesses potential impairments whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. An impairment loss will result when the carrying value exceeds the undiscounted cash flows estimated to result from the use and eventual disposition of the asset or asset group. Impairment losses will be recognized in operating results to the extent that the carrying value exceeds the discounted future cash flows estimated to result from the use and eventual disposition of the asset or asset group. The Company continually uses judgment when applying these impairment rules to determine the timing of the impairment tests, undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset or asset group. The reasonableness of our judgments could significantly affect the carrying value of our long-lived assets. At December 28, 2019 the Company’s long-lived assets did not indicate a potential impairment under the provisions of ASC 360, therefore no impairment charges were recorded for fiscal 2019.

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

Revenue from sales of advertising is recorded when performance requirements of the related advertising program agreement are met. For each of the fiscal years ended 2019, and 2018, the advertising revenue represented less than 1% of our total revenue.

The Company evaluates the criteria of ASC 606 - Revenue Recognition Principal Agent Considerations in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when the Company is primarily responsible for fulfilling the promise to provide a specified good or service, the Company is subject to inventory risk before the good or service has been transferred to a customer and the Company has discretion in establishing the price, revenue is recorded at gross.

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

Sales discounts are recorded in the period in which the related sale is recognized. Sales return allowances are estimated based on historical amounts and are recorded upon recognizing the related sales. Credits are issued to customers for returned products. Credits for returned products amounted to $18,436 and $19,691 for fiscal year 2019, and 2018, respectively.

No customer accounted for more than 10% of the Company’s net sales.

The following table provides an analysis of the allowance for sales returns and the allowance for doubtful accounts (in thousands):

		Charged to
	Balance at	Revenue,		Balance at
	Beginning	Cost or		End of
	of Period	Expenses	Deductions	Period
Fifty-Two Weeks Ended December 28, 2019
Allowance for sales returns	$1,297	$18,436	$(18,539)	$1,194
Allowance for doubtful accounts	21	28	(43)	6
Fifty-Two Weeks Ended December 29, 2018
Allowance for sales returns	$861	$19,691	$(19,255)	$1,297
Allowance for doubtful accounts	1	66	(46)	21

Cost of Sales

Cost of sales consists of the direct costs associated with procuring parts from suppliers and delivering products to customers. These costs include direct product costs, outbound freight and shipping costs, warehouse supplies and warranty costs, partially offset by purchase discounts and cooperative advertising. Total freight and shipping expense included in cost of sales for fiscal year 2019 and 2018 was $47,140, and $43,674, respectively. Depreciation and amortization expenses are excluded from cost of sales and included in marketing, general and administrative and fulfillment expenses.

Warranty Costs

The Company or the vendors supplying its products provide the Company’s customers limited warranties on certain products that range from 30 days to lifetime. Historically, the Company’s vendors have been the party primarily responsible for warranty claims. Standard product warranties sold separately by the Company are recorded as deferred revenue and recognized ratably over the life of the warranty, ranging from one to five years. The Company also offers extended warranties that are imbedded in the price of selected private label products sold. The product brands that include the extended warranty coverage are offered at three different service levels: (a) a five year unlimited product replacement, (b) a five year one-time product replacement, and (c) a three year one-time product replacement. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on each product’s historical return rate and historical warranty cost. The standard and extended warranty obligations are recorded as warranty liabilities and included in other current liabilities in the consolidated balance sheets. For the fiscal year 2019 and 2018, the activity in the aggregate warranty liabilities was as follows (in thousands):

	December 28, 2019	December 29, 2018
Warranty liabilities, beginning of period	$1,420	$1,410
Additions to warranty liabilities	690	597
Reductions to warranty liabilities	(698)	(587)
Warranty liabilities, end of period	$1,412	$1,420

Marketing Expense

Marketing costs, including advertising, are expensed as incurred. The majority of advertising expense is paid to internet search engine service providers and internet commerce facilitators. For fiscal year 2019 and 2018, the Company recognized advertising costs of $25,691 and $20,942, respectively. Marketing costs also include depreciation and amortization expense, and share-based compensation expense.

General and Administrative Expense

General and administrative expense consists primarily of administrative payroll and related expenses, merchant processing fees, legal and professional fees and other administrative costs. General and administrative expense also includes depreciation and amortization expense, and share-based compensation expense.

Fulfillment Expense

Fulfillment expense consists primarily of payroll and related costs associated with warehouse employees and the Company’s purchasing group, facilities rent, building maintenance, depreciation and other costs associated with inventory management and wholesale operations. Fulfillment expense also includes depreciation and amortization expense, and share-based compensation expense.

Technology Expense

Technology expense consists primarily of payroll and related expenses of our information technology personnel, the cost of hosting the Company’s servers, communications expenses and Internet connectivity costs, computer support and software development amortization expense. Technology expense also includes depreciation and amortization expense, and share-based compensation expense.

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

The Company accounts for equity instruments issued in exchange for the receipt of services from non-employee directors in accordance with the provisions of ASC 718. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 505‑50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. Equity instruments awarded to non-employees are periodically re-measured as the underlying awards vest unless the instruments are fully vested, immediately exercisable and non-forfeitable on the date of grant.

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

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely to be realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of December 28, 2019, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.

Taxes Collected from Customers and Remitted to Governmental Authorities

We present taxes collected from customers and remitted to governmental authorities on a net basis in accordance with the guidance on ASC 605‑45‑50‑3 - Taxes Collected from Customers and Remitted to Governmental Authorities.

Leases

On January 1, 2019, the Company adopted ASC 842 – Leases (“ASC 842”), which requires lessees to record right-of-use assets and related lease obligations on the balance sheet, as well as disclose key information regarding leasing arrangements. The Company adopted the standard by applying the modified retrospective method without the restatement of comparative periods. Adoption of the standard resulted in the recognition of $1,623 to the opening balance of retained earnings as of the adoption date and the recognition of ROU assets and related lease obligations as of January 1, 2019. The standard did not have a significant impact on the Company's operating results or cash flows.

The Company elected the package of practical expedients, which permits a lessee to not reassess under the new standard its prior conclusions regarding lease identification, lease classification and initial direct costs. The Company did not elect the practical expedient which permits the use of hindsight when determining the lease term and assessing right-of-use assets for impairment.

As permitted by the transition guidance, the Company used the remaining lease term as of the date of adoption of the standard to estimate discount rates. As permitted by the standard, the Company elected, for all asset classes, the short-term lease exemption. A short-term lease is a lease that, at the commencement date, has a term of twelve months or less and does not include an option to purchase the underlying asset.

The Company determines if an arrangement contains a lease at inception. The Company elected the practical expedient, for all asset classes, to account for each lease component of a contract and its associated non-lease components as a single lease component, rather than allocating a standalone value to each component of a lease.

For purposes of calculating operating lease obligations under the standard, the Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such option. The Company's leases do not contain material residual value guarantees or material restrictive covenants.

Operating lease expense is recognized on a straight-line basis over the lease terms.

The discount rate used to measure a lease obligation should be the rate implicit in the lease; however, the Company’s operating leases generally do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate at lease commencement to determine the present value of lease payments. The incremental borrowing rate is an entity-specific rate which represents the rate of interest a lessee would pay to borrow on a collateralized basis over a similar term with similar payments.

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

Comprehensive Income

The Company reports comprehensive income or loss in accordance with ASC 220 - Comprehensive Income (“ASC 220”). Accumulated other comprehensive income or loss, included in the Company’s consolidated balance sheets, includes foreign currency translation adjustments related to the Company’s foreign operations, of actuarial gains and losses on the Company’s defined benefit plan in the Philippines. The Company presents the components of net income or loss and other comprehensive income or loss in its consolidated statements of comprehensive operations.

Recent Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40)” (“ASU 2018-15”). The objective of this update is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and other subsequent amendments including ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, collectively referred to as (“ASC 326”), which provides a new impairment model that require measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to accounts receivable, contract assets, available for sale securities and certain financial guarantees. The new standard is effective for fiscal years beginning after December 15, 2019. The Company does not expect the adoption to have a significant impact on its consolidated financial statements and related disclosures.

In February 2020, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. The update is intended to simplify the current rules regarding the accounting for income taxes and addresses several technical topics including accounting for franchise taxes, allocating income taxes between a loss in continuing operations and in other categories such as discontinued operations, reporting income taxes for legal entities that are not subject to income taxes, and interim accounting for enacted changes in tax laws. The new standard is effective for fiscal years beginning after December 15, 2020. The Company is currently evaluating the effect that ASU 2019-12 will have on the consolidated financial statements.

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

Financial Assets Valued on a Recurring Basis

As of December 28, 2019 and December 29, 2018, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s cash and cash equivalents which consist primarily of money market funds and short-term investments with original maturity dates of three months or less at the date of purchase. The Company determines fair value of these assets through quoted market prices and as such they are considered Level 1 assets. Level 1 cash and cash equivalents were valued at $2,273 and $2,031 as of December 28, 2019 and December 29, 2018, respectively. During fiscal year 2019 and 2018 there were no transfers into or out of Level 1 and Level 2 assets.

Non-Financial Assets Valued on a Non-Recurring Basis

The Company’s long-lived assets, including intangible assets subject to amortization, are measured at fair value on a non-recurring basis. These assets are measured at cost but are written-down to fair value, if necessary, as a result of impairment. As of December 28, 2019 the Company determined long-lived assets, including intangible assets, were not impaired, as such, they were not measured at fair value. The fair value measurements are categorized as Level 3 of the fair value hierarchy, as the Company developed its own assumptions and analysis to determine if such assets were impaired.

Note 3 – Property and Equipment, Net

The Company’s fixed assets are stated at cost less accumulated depreciation, amortization and impairment. Depreciation and amortization expense are provided for in amounts sufficient to relate the cost of depreciable and amortizable assets to operations over their estimated service lives. Depreciation and amortization expense for fiscal year 2019 and 2018 was $6,252 and $5,802, respectively, which included amortization expense of $8 and $475 in 2019 and 2018, respectively, for capital leased assets. The cost and related accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings. Repairs and maintenance are expensed as incurred.

Property and equipment consisted of the following at December 28, 2019 and December 29, 2018:

	December 28, 2019	December 29, 2018
Land	$—	$630
Building	—	8,877
Machinery and equipment	12,766	12,683
Computer software (purchased and developed) and equipment	28,437	23,596
Vehicles	95	121
Leasehold improvements	1,161	996
Furniture and fixtures	744	723
Construction in process	3,091	3,211
	46,294	50,837
Less accumulated depreciation and amortization	(36,644)	(35,653)
Property and equipment, net	$9,650	$15,184

On April 17, 2013, the Company’s wholly-owned subsidiary, Whitney Automotive Group, Inc. (“WAG”) entered into a sales leaseback for its facility in LaSalle, Illinois, receiving $9,750 pursuant to a purchase and sale agreement dated April 17, 2013 between WAG and STORE Capital Acquisitions, LLC. The Company used the net proceeds of $9,507 from this sale to reduce its revolving loan payable. Simultaneously with the execution of the purchase and sale agreement and the closing of the sale of the property, the Company entered into a lease agreement with STORE Master Funding III, LLC (“STORE”) whereby we leased back the property for our continued use as an office, retail and warehouse facility for storage, sale and distribution of automotive parts, accessories and related items for 20 years, terminating on April 30, 2033. The related assets represent the amounts included in land and building in the summary above. The Company’s initial base annual rent is $853 for the first year (“Base Rent Amount”), after which the rental amount will increase annually on May 1 by the lesser of 1.5% or 1.25 times the change in the Consumer Price Index as published by the U.S. Department of Labor’s Bureau of Labor Statistics, except that in no event will the adjusted annual rental amount fall below the Base Rent Amount. We were not required to pay any security deposit. Under the terms of the lease, we are required to pay all taxes associated with the lease, pay for any required maintenance on the property, maintain certain levels of insurance and indemnify STORE for losses incurred that are related to our use or occupancy of the property. The lease was accounted for as a capital lease and the $376 excess of the net proceeds over the net carrying amount of the property is amortized in interest expense on a straight-line basis over the lease term of 20 years. Upon the adoption of ASC 842, this capital lease was revalued and included in Right-of-use-assets-financing leases, on the balance sheet. Any capital lease with less than twelve month remaining life as of the adoption of ASC 842 will continue to be treated as a capital lease. Accordingly, as of December 28, 2019, the gross carrying value, the accumulated depreciation and net carrying value of all capital leased assets included in property, plant and equipment were $100, $100 and $0, respectively. As of December 29, 2018, the gross carrying value, the accumulated depreciation and the net carrying value of all capital leased assets included in property and equipment were $11,306, $3,969 and $7,337, respectively.

Construction in process primarily relates to the Company’s internally developed software. Certain of the Company’s net property and equipment were located in the Philippines as of December 28, 2019 and December 29, 2018, in the amount of $88 and $129, respectively.

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

Refer to “Note 8 - Commitments and Contingencies” for additional lease information.

Note 4 – Borrowings

The Company maintains an asset-based revolving credit facility that provides for, among other things a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. At December 28, 2019, our outstanding revolving loan balance was $0. The customary events of default under the credit facility (discussed below) include certain subjective acceleration clauses, which management has determined the likelihood of such acceleration is more than remote, considering the recurring losses experienced by the Company, therefore a current classification of our revolving loan payable was required.

On December 18, 2019, the Company and JPMorgan Chase Bank, N.A. (“JPMorgan”) entered into the Eleventh Amendment (the “Amendment”) which amended the Credit Agreement previously entered into by the Company, certain of its domestic subsidiaries and JPMorgan on April 26, 2012 (as amended, the “Credit Agreement”) and the Pledge and Security Agreement previously entered into by the Company, certain of its domestic subsidiaries and JPMorgan on April 26, 2012. Pursuant to the Amendment, among other changes, the maturity date of the Credit Agreement was extended from April 26, 2020 to December 16, 2022, the net orderly liquidation value inventory advance rate was increased from 90% to 95% for a six-month period following the effective date of the Amendment, and the Company’s $5,000,000 basket for sales and dispositions of property in connection with Permitted Acquisitions (as defined in the Credit Agreement) was made available in full following the effective date of the Amendment.

On January 17, 2020, the Company and JPMorgan entered into the Twelfth Amendment to Credit Agreement and Fifth Amendment to Pledge and Security Agreement (the “Twelfth Amendment”). Pursuant to the Twelfth Amendment, letters of credit will be made available to the Company, subject to certain customary restrictions and conditions, in an aggregate amount not to exceed $25,000, an increase from $20,000. As of December 28, 2019, our outstanding letters of credit balance was $17,638.

Loans drawn under the credit facility bear interest at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.75%, or (b) a “an alternate prime base rate” subject to an increase or reduction by up to 0.25% per annum based on the Company’s fixed charge coverage ratio. At December 28, 2019, the Company’s LIBOR based interest rate was 3.56% (on $0 principal) and the Company’s prime based rate was 5.00% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the terms of the agreement with JP Morgan, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three consecutive business days, and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). The Company’s required excess availability related to the “Covenant Testing Trigger Period” (as defined under the Credit Agreement) under the revolving commitment under the Credit Agreement is less than $3,000 for the period commencing on any day that excess availability is less than $3,000 for three consecutive business days, and continuing until excess availability has been greater than or equal to $3,000 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment). As of December 28, 2019, our outstanding letters of credit balance was $17,638 of which $13,011 was utilized and included in accounts payable in our consolidated balance sheet.

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

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, fundamental changes, investments, dispositions, prepayment of other indebtedness, mergers, and dividends and other distributions. The Credit Agreement requires us to obtain a prior written consent from JPMorgan when we determine to pay any dividends on or make any distribution with respect to our common stock. The credit facility matures on December 16, 2022.

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

Under the Twelfth Amendment, if JPMorgan determines that LIBOR is unavailable or that the syndicated loan market is using a different standard, it can at its discretion amend the loan agreement to utilize a different rate. The new rate may be the facility’s existing ABR rate or a new SOFR-based rate, and will incorporate a spread determined by market conditions and agreement between Chase and USAP.

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

The Company repurchased 2,525 shares of common stock at an average price of $2.83, for an aggregate purchase price of approximately $7,146, net of costs. No shares were repurchased during 2019 and 2018.

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

Dividends on the Series A Preferred are payable quarterly at a rate of $0.058 per share per annum in cash, in shares of common stock or in any combination of cash and common stock as determined by the Company’s Board of Directors. Certain conditions are required to be satisfied in order for the Company to pay dividends on the Series A Preferred in shares of common stock, including (i) the common stock being registered pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934, as amended, (ii) the common stock being issued having been approved for listing on a trading market and (iii) the common stock being issued either being covered by an effective registration statement or being freely tradable without restriction under Rule 144 (subject to certain exceptions). The Series A Preferred shall each be entitled to one vote per share for each share of common stock issuable upon conversion thereof (excluding from any such calculation any dividends accrued on such shares) and shall vote together with the holders of common stock as a single class on any matter on which the holders of common stock are entitled to vote. In addition, the Company must obtain the consent of holders of at least a majority of the then outstanding Series A Preferred in connection with (a) any amendment, alteration or repeal of any provision of the certificate of incorporation or bylaws of the Company as to adversely affect the preferences, rights or voting power of the Series A Preferred, or (b) the creation, authorization or issuance of any additional Series A Preferred or any other class or series of capital stock of the Company ranking senior to or on parity with the Series A Preferred or any security convertible into, or exchangeable or exercisable for Series A Preferred or any other class or series of capital stock of the Company ranking senior to or on parity with the Series A Preferred. Concurrent with the Company’s issuance of Series A Preferred, the Company, certain of its domestic subsidiaries and JPMorgan entered into a Second Amended Credit Agreement to allow the Company to pay cash dividends on the Series A Preferred in an aggregate amount of up to $400 per year and pay cash in lieu of issuing fractional shares upon conversion of or in payment of dividends on the Series A Preferred (refer to “Note 4 – Borrowings” of our Notes to Consolidated Financial Statements for additional details). For the fiscal year ended December 29, 2018, the Company recorded dividends of $161. The Company did not issue any shares of common stock in payment of the fiscal 2018 dividends. There were $41 dividends accrued as of December 29, 2018.  For the fiscal year ended December 28, 2019, the Company recorded dividends of $160. The Company issued 59  shares of common stock in payment of the fiscal 2019 dividends. There were $41 dividends accrued as of December 28, 2019. As of December 28, 2019, 2,771 shares of Series A Preferred shares were outstanding.

Share-Based Compensation Plan Information

The Company adopted the 2016 Equity Incentive Plan ("2016 Equity Plan") on March 9, 2016, which became effective on May 31, 2016, following stockholder approval. Subject to adjustment for certain changes in the Company’s capitalization, the aggregate number of shares of the Company’s common stock that may be issued under the 2016 Equity Plan will not exceed the sum of (i) two million five hundred thousand (2,500) new shares, (ii) the number of unallocated shares remaining available for the grant of new awards under the Company’s prior equity plans described below (the “Prior Equity Plans”) as of the effective date of the 2016 Plan (which was equal to 3,894 shares as of May 31, 2016) and (iii) any shares subject to a stock award under the Prior Equity Plans that are not issued because such stock award expires or otherwise terminates without all of the shares covered by such stock award having been issued, that are not issued because such stock award is settled in cash, that are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares, or that are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award. In addition, the share reserve will automatically increase on January 1st of each year, for a period of nine years, commencing on January 1, 2017 and ending on (and including) January 1, 2026, in an amount equal to one million five hundred thousand (1,500) shares per year; however the Board of Directors of the Company may act prior to January 1st of a given year to provide that there will be no January 1st increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant the automatic increase. Options granted under the 2016 Equity Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must be equal to 100% of the fair market value on the date of grant. As of December 28, 2019, 5,291 shares were available for future grants under the 2016 Equity Plan.

The following tables summarizes the Company’s stock option activity for the fiscal years ended, and details regarding the options outstanding and exercisable at December 28, 2019, and December 29, 2018:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value(1)
Options outstanding, December 29, 2018	6,097	$2.69
Granted	4,460	$1.19
Exercised	(304)	$1.51
Cancelled:
Forfeited	(1,613)	$2.48
Expired	(1,417)	$3.08
Options outstanding, December 28, 2019	7,223	$2.76	6.57	$4,494
Vested and expected to vest at December 28, 2019	7,223	$1.78	6.57	$4,494
Options exercisable, December 28, 2019	3,080	$2.51	2.97	$747

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value(1)
Options outstanding, December 30, 2017	5,933	$2.91
Granted	1,174	$2.02
Exercised	(6)	$0.99
Cancelled:
Forfeited	(188)	$3.10
Expired	(816)	$3.21
Options outstanding, December 29, 2018	6,097	$2.69	4.42	$—
Vested and expected to vest at December 29, 2018	6,097	$2.69	4.40	$—
Options exercisable, December 29, 2018	3,956	$2.77	3.90	$—

(1)

These amounts represent the difference between the exercise price and the closing price of U.S. Auto Parts Network, Inc. common stock at the end of the respective fiscal year as reported on the NASDAQ Stock Market, for all options outstanding that have an exercise price currently below the closing price.

The weighted-average fair value of options granted during fiscal year 2019 and 2018 was $0.63 and $1.11, respectively. The intrinsic value of stock options at the date of the exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During fiscal year 2019 2018, the total intrinsic value of the exercised options was $96 and $1, respectively. The Company had $2,379 of unrecognized share-based compensation expense related to stock options outstanding as of December 28, 2019, which expense is expected to be recognized over a weighted-average period of 2.93 years.

Options exercised under all share-based compensation plans are granted net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For those employees who do not receive shares net of the minimum statutory withholding requirements, the appropriate taxes are paid directly by the employee. During fiscal 2019 and 2018, we withheld 0 shares to satisfy $0 of employees’ tax obligations related to the net settlement of the stock options.

Included in the total 2019 grants were 600 shares to a board member under a consulting agreement.

Restricted Stock Units

During 2019 and 2018 the Company granted an aggregate of 1,867 and 1,212 RSUs, respectively, to certain employees of the Company. The restricted stock units ("RSUs") were granted under the 2016 Equity Incentive Plan and reduced the pool of equity instruments available under that plan.

The vesting of each RSU is subject to the employee’s continued employment through applicable vesting dates. Some RSUs granted to certain executives may vest on an accelerated basis in part or in full upon the occurrence of certain events. The RSUs are accounted for as equity awards and are measured at fair value based upon the grant date price of the Company’s common stock. The closing price of the Company’s common stock on each grant date during 2019 ranged from $0.97 to $2.41.  The closing price of the Company’s common stock on each grant during 2018 ranged from $1.54 to $2.62. Compensation expense is recognized on a straight-line basis over the requisite service period of one-to-three years. Compensation expense for performance-based RSUs (“PSUs”) is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria.

During 2019 there were 315 RSUs granted that were time-based and 1,552 granted that were performance-based. As of December 28, 2019, the performance criteria established to trigger vesting of PSUs was met, but still subject to certification by the Compensation Committee.

During 2018 there were 510 RSUs granted that were time-based and 702 granted that were performance-based. As of December 29, 2018, none of the performance criteria established to trigger vesting of the PSU’s granted in 2018 was met.

For the fiscal year ended December 28, 2019, we recorded compensation expense of $2,753 related to RSU’s. As of December 28, 2019, there was unrecognized compensation expense of $483 related to unvested RSUs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 0.26 years.

Share-Based Compensation Expense

The fair value of each option grant, excluding those options issued from the stock option exchange program as discussed above, was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for each of the periods ended:

Fiscal Year Ended
	December 28, 2019	December 29, 2018
Expected life	5.65 - 5.74 years	5.62 - 5.73 years
Risk-free interest rate	1% - 3%	2% - 3%
Expected volatility	54% - 58%	58%
Expected dividend yield	—%	—%

Share-based compensation from options and RSUs, is included in our consolidated statements of comprehensive operations, as follows:

	Fiscal Year Ended
	December 28, 2019	December 29, 2018
Marketing expense	$551	$185
General and administrative expense	1,605	2,984
Fulfillment expense	1,250	284
Technology expense	250	142
Total share-based compensation expense	$3,656	$3,595

The share-based compensation expense is net of amounts capitalized to internally-developed software of $55 and $49 during the fiscal years 2019 2018, respectively. No tax benefit was recognized for fiscal years 2019 and 2018 due to the valuation allowance position.

Under ASC 718, we recognize forfeitures as they occur.

Note 6 – Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Fiscal Year Ended
	December 28, 2019	December 29, 2018
Net loss per share:
Numerator:
Net Loss	$(31,548)	$(4,889)
Dividends on Series A Convertible Preferred Stock	(161)	(161)
Net loss allocable to common shares	$(31,709)	$(5,050)
Denominator:
Weighted-average common shares outstanding (basic)	35,720	34,941
Common equivalent shares from common stock options, restricted stock, preferred stock and warrants	—	—
Weighted-average common shares outstanding (diluted)	35,720	34,941
Basic and diluted net loss per share	$(0.89)	$(0.14)

The anti-dilutive securities, which are excluded from the calculation of diluted earnings per share due to the Company’s net loss position for the periods then ended (including securities that would otherwise be excluded from the calculation of diluted earnings per share due the Company’s stock price), are as follows (in thousands):

	Fiscal Year Ended
	December 28, 2019	December 29, 2018
Performance stock units	1	204
Restricted stock units	43	760
Series A Convertible Preferred Stock	2,771	2,771
Options to purchase common stock	6,532	6,123
Total	9,347	9,858

Note 7 – Income Taxes

The components of income (loss) from continuing operations before income tax provision consist of the following:

	Fiscal Year Ended
	December 28, 2019	December 29, 2018
Domestic operations	$(10,618)	$(5,697)
Foreign operations	507	479
Total (loss) income before income taxes	$(10,111)	$(5,218)

Income tax (benefit) provision for fiscal year 2019 and 2018 consists of the following:

	Fiscal Year Ended
	December 28, 2019	December 29, 2018
Current:
State tax	$6	$6
Foreign tax	144	111
Total current taxes	150	117
Deferred:
Federal tax	(1,311)	(490)
State tax	(417)	537
Total deferred taxes	(1,728)	47
Change in federal tax rate - deferred tax impact		—
Valuation allowance	23,015	(493)
Income tax (benefit) provision	$21,437	$(329)

Income tax (benefit) provision differs from the amount that would result from applying the federal statutory rate as follows:

	December 28, 2019	December 29, 2018
Income tax at U.S. federal statutory rate	$(2,123)	$(1,096)
Tax attributes written off	—	522
Share-based compensation	729	727
State income tax, net of federal tax effect	(325)	(66)
Foreign tax	106	68
Other	35	9
Change in valuation allowance	23,015	(493)
Effective tax (benefit) provision	$21,437	$(329)

For fiscal years 2019 and 2018 the effective tax rate for the Company was (212.0)% and 6.3%, respectively. The Company’s effective tax rate for fiscal years 2019 differs from the U.S. federal rate primarily as a result of non-deductible share-based compensation, the write-off of expired state net operating loss carryforwards, and the change in the valuation allowance maintained against the Company’s deferred tax assets.

Deferred tax assets and deferred tax liabilities consisted of the following:

	December 28, 2019	December 29, 2018
Deferred tax assets:
Inventory and inventory related allowance	$529	$639
Share-based compensation	1,836	2,119
Intangibles	1,577	2,415
Sales and bad debt allowances	712	718
Vacation accrual	200	202
Book over tax amortization on property and equipment	—	193
Net operating loss	25,322	21,345
Other	1	86
Total deferred tax assets	30,177	27,717
Valuation Allowance	(29,731)	(5,816)
Net deferred tax assets	446	21,901
Deferred tax liabilities:
Tax over book depreciation	398	—
Prepaid catalog expenses	48	68
Total deferred tax liabilities	446	68
Net deferred tax assets	$—	$21,833

At December 28, 2019, federal and state net operating loss (“NOL”) carryforwards were $85,830 and $79,644, respectively. Federal NOL carryforwards of $2,106 were acquired in the acquisition of WAG which are subject to Internal Revenue Code section 382 and limited to an annual usage limitation of $135. Federal NOL carryforwards begin to expire in 2029. The state NOL carryforwards expire in the respective tax years as follows:

2020	$539
2021	5,345
2022	975
2023	3,028
2024	2,358
Thereafter	67,399
$79,644

Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversal of existing taxable temporary differences. ASC 740 provides that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years or losses expected in early future years. As of December 28, 2019, in part because in the year then ended the Company reached three years of cumulative pre-tax loss in the U.S federal tax jurisdiction, management considered it appropriate to record additional valuation allowance of approximately $23,015 against our deferred tax assets. As of December 28, 2019 the Company maintained a valuation allowance in the amount of $29,731 against deferred tax assets that were not more likely than not of being realized.

We are subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2015‑2019 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2016‑2019 remain open. The Company does not anticipate a significant change to the amount of unrecognized tax benefits within the next twelve months.

Included in accrued expenses are income taxes payable of $33 and $23 for the fiscal year 2019 and 2018 respectively, consisting primarily of current foreign taxes. Included in other non-current liabilities are income taxes payable of $662 and $614 for the fiscal year 2019 and 2018, respectively, relating to future foreign withholding taxes.

Note 8 – Commitments and Contingencies

Facilities Leases

The Company’s corporate headquarters is located in Carson, California. The Company’s corporate headquarters has a lease term through January 2020. The Company also leases warehouse space in LaSalle, Illinois, Chesapeake, Virginia and Las Vegas, Nevada. The Company’s Philippines subsidiary leases office space under an agreement through April 2020. The Company is moving its corporate office from Carson, California to Torrance, California; the move is expected to be completed by the end of March 2020.

On April 25, 2019, the Company entered into a lease for its distribution center located in Las Vegas, Nevada. The Lease between the Company and Prologis Sunrise Industrial Park is for approximately 124,546 square feet. The initial sixty three-month term of the Lease commenced on July 1, 2019 and is set to expire in September of 2024. The Company is obligated to pay approximately $687 in annual base rent, which shall increase by approximately 3.0% each year. The Company is also obligated to pay certain operating expenses set forth in the Lease.

On February 4, 2016, the Company entered into a lease for its distribution center located in Chesapeake, Virginia. The Lease between the Company and Liberty Property Limited Partnership is for approximately 159,294 square feet. The initial three-year term of the Lease commenced on July 1, 2016 and expired in June of 2019. The extended three-year term of the Lease commenced on July 1, 2019 and is set to expire in June of 2022. The Company is obligated to pay approximately $640 in annual base rent, which shall increase by approximately 2.5% each year. The Company is also obligated to pay certain operating expenses set forth in the Lease. Pursuant to the Lease, the Company has the option to extend the Lease for an additional three-year term, with certain increases in base rent. During 2019, the Company reduced the square footage rented from 159,294 square feet to approximately 116,000 square feet which reduced the annual base rent to $574.

In February 2020, the Company’s Philippines subsidiary entered into a new lease agreement. The lease renewed for a ten year term upon mutual agreement of both parties during 2020 and expires in 2030. The company is obligated to pay approximately $500 in annual base rent which shall increase by 5% beginning on the second year of the lease term and by 4% beginning on the sixth year of the lease term.

As described in detail under “Note 3 – Property and Equipment Net”, on April 17, 2013, the Company’s wholly-owned subsidiary, Whitney Automotive Group, Inc. (“WAG”) entered into a sales leaseback for its facility in LaSalle, Illinois, receiving $9,750 pursuant to a purchase and sale agreement dated April 17, 2013 between WAG and STORE Capital Acquisitions, LLC. The Company used the net proceeds of $9,507 from this sale to reduce its revolving loan payable. Simultaneously with the execution of the purchase and sale agreement and the closing of the sale of the property, the Company entered into a lease agreement with STORE Master Funding III, LLC (“STORE”) whereby we leased back the property for our continued use as an office, retail and warehouse facility for storage, sale and distribution of automotive parts, accessories and related items for 20 years, terminating on April 30, 2033. The Company’s initial base annual rent is $853 for the first year (“Base Rent Amount”), after which the rental amount will increase annually on May 1 by the lesser of 1.5% or 1.25 times the change in the Consumer Price Index as published by the U.S. Department of Labor’s Bureau of Labor Statistics, except that in no event will the adjusted annual rental amount fall below the Base Rent Amount. We were not required to pay any security deposit. Under the terms of the lease, we are required to pay all taxes associated with the lease, pay for any required maintenance on the property, maintain certain levels of insurance and indemnify STORE for losses incurred that are related to our use or occupancy of the property. The lease was accounted for as a capital lease and the $376 excess of the net proceeds over the net carrying amount of the property is amortized in interest expense on a straight-line basis over the lease term of 20 years. Upon the adoption of ASC 842, this capital lease was revalued and included in Right-of-use-assets-financing leases, on the balance sheet.

Facility rent expense for fiscal year ended 2019 and 2018 was $2,275, and $1,752, respectively. The Company’s facility rent expense did not include any amounts charged from a related party during fiscal years 2019 and 2018.

Quantitative information regarding the Company’s leases as of December 28, 2019 is as follows (in thousands):

Fiscal Year ended
December 28, 2019
Components of lease cost
Finance lease cost components
Amortization of finance lease assets	$1,007
Interest on finance lease liabilities	692
Total finance lease costs	$1,699
Operating lease components
Operating lease cost	$1,409
Short-term lease cost	—
Total operating lease costs	$1,409

Total lease cost	$3,108

Supplemental cash flow information related to our operating leases is as follows for the period ended December 28, 2019:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$1,297
Operating cash outflow from financing leases	692
Financing cash outflow from financing leases	654

Weighted-average remaining lease term-finance leases (in years)	12.3
Weighted-average remaining lease term-operating leases (in years)	3.7
Weighted-average discount rate-finance leases	7.69
Weighted-average discount rate-operating leases	5.59

Minimum lease commitments under non-cancelable operating leases as of December 28, 2019 are as follows:

Lease commitments as of December 28, 2019 were as follows:

	Finance Leases	Operating Leases	Total
2020	$1,334	$1,609	$2,943
2021	1,166	1,339	2,505
2022	1,175	1,045	2,220
2023	1,189	763	1,952
2024	1,121	586	1,707
Thereafter	8,767	—	8,767
Total minimum payments required	14,752	5,342	20,094
Less portion representing interest	5,485	555	6,040
Present value of lease obligations	$9,267	$4,787	$14,054
Less current portion of lease obligations	640	1,368	2,008
Long-term portion of lease obligations	$8,627	$3,419	$12,046

On August 8, 2019, the Company entered into a financing arrangement with a third-party financial institution related to the development of the Company’s third warehouse which is located in Las Vegas, Nevada.  The financing arrangement matures in April 2022 and has an effective interest rate of approximately 7.70% per annum.  The total borrowings under the financing arrangement shall not exceed $2,000. The arrangement also required a 25% deposit.  The Company received proceeds of $257 from the note payable for the period ended December 28, 2019. A deposit of $470 was recorded as of December 28, 2019.  At December 28, 2019, the total outstanding balance of the note payable was $1,790, of which $729 is recorded as current liability and $1,060 is recorded as non-current liability in the consolidated balance sheet. Total principal payments made towards the financing arrangement during 2021 and 2022 will be $792 and $268, respectively.

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

Customs Issues. On April 2, 2018, the Company filed a complaint against the United States of America, the United States Department of Homeland Security (“DHS”), in the United States Court of International Trade (the “Court”) (Case No. 1:18-cv-00068) seeking (i) relief from a single entry bonding requirement set by the United States Customs and Border Protection (“CBP”), at a level equivalent to three times the commercial invoice value of each shipment (the “Bonding Requirement”), (ii) a declaration that the Bonding Requirement is unlawful, (iii) an injunction prohibiting additional delayed entry for all of the Company’s currently-held goods being denied entry into the United States.   The genesis for the action is CBP’s wrongful seizure of aftermarket vehicle grilles and associated parts being imported by the Company (“Repair Grilles”) on the basis that the Repair Grilles allegedly bear counterfeit trademarks of the original automobile manufacturers (i.e., original-equipment manufacturers, or “OEMs”). Generally, these trademarks, as applied against the Company, purport to cover the shape of the grilles themselves, or the OEM’s logo or name.  However, the Repair Grilles are not counterfeit and do not cause a likelihood of confusion amongst purchasers or the relevant consuming public which are prerequisites for seizures under the pertinent provision of the Tariff Act being relied upon by CBP to seize the Repair Grilles.

On May 25, 2018, the Court granted the Company’s motion for preliminary injunction and ordered, among other things, that the Defendants are restrained from enforcing the 3X Bonding Requirement. On July 24, 2019, the Company further reached confidential terms with CBP to settle these matters.  As part of the settlement: (i) Customs will release to the Company certain inventory mistakenly seized, (ii) the Company and CBP enter into mutual releases, and (iii) without admitting liability, the Company will forfeit to CBP certain goods which CBP deems to be violative. All outstanding CBP enforcement issues are resolved, and the Company has no outstanding damage or duty claims from CBP.

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

Note 9 – Employee Retirement Plan and Deferred Compensation Plan

Effective February 17, 2006, the Company adopted a 401(k) defined contribution retirement plan covering all full time employees who have completed one month of service. The Company may, at its sole discretion, match fifty cents per dollar up to 6% of each participating employee’s salary. The Company’s contributions vest in annual installments over three years. Discretionary contributions made by the Company totaled $332 and $292 for fiscal year 2019 and 2018, respectively.

In January 2010, the Company adopted the U.S. Auto Parts Network, Inc. Management Deferred Compensation Plan (the “Deferred Compensation Plan”), for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 90% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by the Company through the purchase of mutual funds, held by a rabbi trust. The deferred compensation liabilities (consisting of employer contributions, employee deferrals and associated earnings and losses) are general unsecured obligations of the Company. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company may at its discretion contribute certain amounts to eligible employee accounts. In January 2010, the Company began to contribute 50% of the first 2% of participants’ eligible contributions into their Deferred Compensation Plan accounts. As of December 28, 2019, the assets and associated liabilities of the Deferred Compensation Plan were $671 and $674, respectively, and were $533 and $662, respectively, as of December 29, 2018 and are included in other non-current assets, other current liabilities and other non-current liabilities in our consolidated balance sheets. The interest dividend and realized/unrealized gain/loss for fiscal year 2019 and 2018 was immaterial.

Note 10 – Quarterly Information (Unaudited)

The following quarterly information (in thousands, except per share data) includes all adjustments which management considers necessary for a fair presentation of such information. For interim quarterly financial statements, the provision for income taxes is estimated using the best available information for projected results for the entire year.

	Quarter Ended
	March 30, 2019	June 29, 2019	Sept. 28, 2019	Dec. 28, 2019
Consolidated Statement of Income Data:
Net sales	$74,739	$73,687	$69,273	$62,958
Gross profit	20,129	21,763	21,143	21,188
Income (loss) from operations	(3,446)	(1,205)	(1,458)	(2,141)
Income (loss) before income taxes	(3,861)	(1,643)	(1,976)	(2,631)
Net income (loss)	$(3,581)	$(1,457)	$(1,424)	$(25,086)
Basic income (loss) from continuing operations per share	$(0.10)	$(0.04)	$(0.04)	$(0.70)
Diluted income (loss) from continuing operations per share	$(0.10)	$(0.04)	$(0.04)	$(0.70)
Shares used in computation of basic income (loss) from continuing operations per share	35,365	35,632	35,856	36,013
Shares used in computation of diluted income (loss) from continuing operations per share	35,365	35,632	35,856	36,013

	Quarter Ended
	March 31, 2018	June 30, 2018	Sept. 29, 2018	Dec. 29, 2018
Consolidated Statement of Income Data:
Net sales	$78,385	$76,973	$69,463	$64,646
Gross profit	23,459	21,485	19,045	16,566
Income (loss) from operations	1,609	487	(579)	(4,689)
Income (loss) before income taxes	1,177	59	459	(5,078)
Net income (loss)	$735	$(485)	$438	$(4,480)
Basic income (loss) from continuing operations per share	$0.02	$(0.02)	$0.01	$(0.13)
Diluted income (loss) from continuing operations per share	$0.02	$(0.02)	$0.01	$(0.13)
Shares used in computation of basic income (loss) from continuing operations per share	34,821	34,972	34,983	34,989
Shares used in computation of diluted income (loss) from continuing operations per share	38,066	34,972	35,201	34,989

Note 11 – Product Information

As described in Note 1 above, the Company’s products consist of collision parts serving the body repair market, engine parts to serve the replacement parts market, and performance parts and accessories. The following table summarizes the approximate distribution of the Company’s revenue by product type.

	2019	2018
Private Label
Collision	62%	57%
Engine	20%	18%
Performance	1%	1%

Branded
Collision	1%	1%
Engine	9%	11%
Performance	7%	12%

Total	100%	100%

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2020	U.S. AUTO PARTS NETWORK, INC.

	By:	/s/ Lev Peker
Lev Peker
Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned officers and directors of U.S. Auto Parts Network, Inc., do hereby constitute and appoint Lev Peker and David Meniane, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10‑K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Lev Peker	Chief Executive Officer and Director	March 9, 2020
Lev Peker	(principal executive officer)
/s/ David Meniane	Chief Financial Officer and Chief Operating Officer	March 9, 2020
David Meniane	(principal financial and accounting officer)
/s/ Warren B. Phelps III	Chairman of the Board	March 9, 2020
Warren B. Phelps III
/s/ Joshua L. Berman	Director	March 9, 2020
Joshua L. Berman
/s/ Jay K. Greyson	Director	March 9, 2020
Jay K. Greyson
/s/ David Kanen	Director	March 9, 2020
David Kanen
/s/ Sol Khazani	Director	March 9, 2020
Sol Khazani
/s/ Mehran Nia	Director	March 9, 2020
Mehran Nia
/s/ Jim Barnes	Director	March 9, 2020
Jim Barnes