Form 10-Q
period 2020-03-28
U.S. Auto Parts Network, Inc.
filed 2020-05-06
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001‑33264

U.S. AUTO PARTS NETWORK, INC.

(Exact name of registrant as specified in its charter)

Delaware	68‑0623433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2050 W. 190th Street, Suite 400, Torrance, CA 90504

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

As of May 4, 2020, the registrant had 38,891,673 shares of common stock outstanding, $0.001 par value.

U.S. AUTO PARTS NETWORK, INC.

QUARTERLY REPORT ON FORM 10‑Q

FOR THE THIRTEEN WEEKS ENDED MARCH 28, 2020

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, In Thousands, Except Par Value and Per Share Liquidation Value)

	March 28,	December 28,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$14,148	$2,273
Accounts receivable, net	5,031	2,669
Inventory	57,360	52,500
Other current assets	5,661	4,931
Total current assets	82,200	62,373
Deferred income taxes	22	—
Property and equipment, net	10,194	9,650
Right-of-use - assets - operating leases, net	9,452	4,544
Right-of-use - assets - financing leases, net	8,847	9,011
Other non-current assets	1,859	2,368
Total assets	$112,574	$87,946
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,749	$44,433
Accrued expenses	14,166	9,519
Customer deposits	405	652
Notes payable, current	—	729
Right-of-use - obligation - operating, current	1,601	1,368
Right-of-use - obligation - finance, current	582	640
Other current liabilities	3,661	2,605
Total current liabilities	78,164	59,946
Notes payable, non-current	—	1,060
Right-of-use - obligation - operating, non-current	8,097	3,419
Right-of-use - obligation - finance, non-current	8,638	8,627
Other non-current liabilities	2,514	2,514
Total liabilities	97,413	75,566
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; $1.45 per share liquidation value or aggregate of $6,017; 4,150 shares authorized; 2,621 and 2,771 shares issued and outstanding at March 28, 2020 and December 28, 2019	3	3
Common stock, $0.001 par value; 100,000 shares authorized; 38,672 and 36,167 shares issued and outstanding at March 28, 2020 and December 28, 2019 (of which 2,525 are treasury stock)	41	38
Treasury stock	(7,146)	(7,146)
Additional paid-in capital	191,043	187,147
Accumulated other comprehensive income	113	214
Accumulated deficit	(168,893)	(167,876)
Total stockholders’ equity	15,161	12,380
Total liabilities and stockholders' equity	$112,574	$87,946

See accompanying notes to consolidated financial statements (unaudited).

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended
	March 28,	March 30,
	2020	2019
Net sales	$87,818	$74,739
Cost of sales (1)	58,039	54,610
Gross profit	29,779	20,129
Operating expense	30,132	23,575
Loss from operations	(353)	(3,446)
Other income (expense):
Other, net	71	(3)
Interest expense	(660)	(412)
Total other expense, net	(589)	(415)
Loss before income taxes	(942)	(3,861)
Income tax provision (benefit)	36	(280)
Net loss	(978)	(3,581)
Other comprehensive loss:
Foreign currency translation adjustments	(6)	(5)
Unrealized loss on deferred compensation trust assets	(95)	—
Total other comprehensive loss	(101)	(5)
Comprehensive loss	$(1,079)	$(3,586)
Loss per share:
Basic and diluted net loss per share	$(0.03)	$(0.10)
Weighted average common shares outstanding:
Shares used in computation of basic and diluted net loss per share	36,871	35,365

(1)	Excludes depreciation and amortization expense which is included in operating expense.

See accompanying notes to consolidated financial statements (unaudited).

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, In Thousands)

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balance as originally reported at December 29, 2018	2,771	$3	34,992	$38	$183,139	$(7,146)	$579	$(137,791)	$38,822
Effect of new accounting adoption	—	—	—	—	—	—	—	1,623	1,623
Balance as currently reported at December 29, 2018	2,771	3	34,992	38	183,139	(7,146)	579	(136,168)	40,445
Net loss	—	—	—	—	—	—	—	(3,581)	(3,581)
Issuance of shares in connection with restricted stock units vesting	—	—	437	—	(288)	—	—	—	(288)
Issuance of shares in connection with BOD fees	—	—	4	—	4	—	—	—	4
Share-based compensation	—	—	—	—	554	—	—	—	554
Common stock dividend on preferred stock	—	—	—	—	—	—	—	(39)	(39)
Effect of changes in foreign currencies	—	—	—	—	—	—	(5)	—	(5)
Balance, March 30, 2019	2,771	3	35,433	38	183,409	(7,146)	574	(139,788)	37,090

Balance, December 28, 2019	2,771	3	36,167	38	187,147	(7,146)	214	(167,876)	12,380
Net loss	—	—	—	—	—	—	—	(978)	(978)
Issuance of shares in connection with stock option exercise	—	—	523	1	1,119	—	—	—	1,120
Issuance of shares in connection with restricted stock units vesting	—	—	1,809	2	(86)	—	—	—	(84)
Issuance of shares in connection with BOD fees	—	—	3	—	6	—	—	—	6
Share-based compensation	—	—	—	—	2,819	—	—	—	2,819
Common stock dividend on preferred stock	—	—	20	—	38	—	—	(39)	(1)
Conversion of preferred stock	(150)	—	150	—	—	—	—	—	—
Unrealized loss on deferred compensation trust assets	—	—	—	—	—	—	(95)	—	(95)
Effect of changes in foreign currencies	—	—	—	—	—	—	(6)	—	(6)
Balance, March 28, 2020	2,621	$3	38,672	$41	$191,043	$(7,146)	$113	$(168,893)	$15,161

See accompanying notes to consolidated financial statements (unaudited).

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, In Thousands)

	Thirteen Weeks Ended
	March 28,	March 30,
	2020	2019
Operating activities
Net loss	$(978)	$(3,581)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	1,898	1,529
Amortization of intangible assets	25	25
Deferred income taxes	(22)	(328)
Share-based compensation expense	2,663	550
Stock awards issued for non-employee director service	6	4
Amortization of deferred financing costs	5	1
Changes in operating assets and liabilities:
Accounts receivable	(2,362)	(2,019)
Inventory	(4,860)	(2,080)
Other current assets	(713)	(802)
Other non-current assets	(197)	(70)
Accounts payable and accrued expenses	18,022	10,753
Other current liabilities	808	890
Right-of-Use Obligation - Operating Leases - Current	234	983
Right-of-Use Obligation - Operating Leases - Long-term	(231)	(978)
Other non-current liabilities	1	(2)
Net cash provided by operating activities	14,299	4,875
Investing activities
Additions to property and equipment	(2,050)	(1,587)
Net cash used in investing activities	(2,050)	(1,587)
Financing activities
Borrowings from revolving loan payable	1,170	4,096
Payments made on revolving loan payable	(1,170)	(4,096)
Payment of notes payable	(1,226)	—
Payments on capital leases	(178)	(149)
Statutory tax withholding payment for share-based compensation	(84)	(287)
Proceeds from exercise of stock options	1,120	—
Preferred stock dividends paid	—	(41)
Net cash used in financing activities	(368)	(477)
Effect of exchange rate changes on cash	(6)	(7)
Net change in cash and cash equivalents	11,875	2,804
Cash and cash equivalents, beginning of period	2,273	2,031
Cash and cash equivalents, end of period	$14,148	$4,835
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use operating asset acquired	$5,325	$—
Right-of-use financed asset acquired	$130	$—
Accrued asset purchases	$662	$904
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$—	$—
Cash paid during the period for interest	$433	$430

See accompanying notes to consolidated financial statements (unaudited).

U.S. AUTO PARTS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In Thousands, Except Per Share Data)

Note 1 – Basis of Presentation and Description of Company

U.S. Auto Parts Network, Inc. (including its subsidiaries) is a leading online provider of aftermarket auto parts and accessories and was established in 1995. The Company entered the e-commerce sector by launching its first website in 2000 and currently derives the majority of its revenues from online sales channels. The Company sells its products to individual consumers through a network of websites and online marketplaces and offline to wholesale distributors. Our flagship websites are located at www.carparts.com and www.jcwhitney.com, and our corporate website is located at www.usautoparts.com. References to the “Company,” “we,” “us,” or “our” refer to U.S. Auto Parts Network, Inc. and its consolidated subsidiaries.

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

The Company is a Delaware C corporation and is headquartered in Torrance, California. The Company has employees located in both the United States and the Philippines.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10‑Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of March 28, 2020 and the consolidated results of operations and cash flows for the thirteen weeks ended March 28, 2020 and March 30, 2019. The Company’s results for the interim periods are not necessarily indicative of the results that may be expected for any other interim period, or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10‑K for the year ended December 28, 2019, which was filed with the SEC on March 10, 2020 and all our other periodic filings, including Current Reports on Form 8‑K, filed with the SEC after the end of our 2019 fiscal year, and throughout the date of this report.

During the thirteen weeks ended March 28, 2020, the Company incurred a net loss of $978 compared to a net loss of $3,581 during the thirteen weeks ended March 30, 2019. Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months.

Prior period operating expense amounts have been classified to conform to the current period presentation of operating expense in the consolidated results of operations.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU’) No. 2018-15, “Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40)” (“ASU 2018-

15”). The objective of this update is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted the standard on December 29, 2019 and the adoption did not have a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and other subsequent amendments including ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, collectively referred to as (“ASC 326”), which provides a new impairment model that require measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to accounts receivable, contract assets, available for sale securities and certain financial guarantees. The Company adopted the standard on December 29, 2019 and the adoption did not have a material impact on the consolidated financial statements.

Recently Early Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. The update is intended to simplify the current rules regarding the accounting for income taxes and addresses several technical topics including accounting for franchise taxes, allocating income taxes between a loss in continuing operations and in other categories such as discontinued operations, reporting income taxes for legal entities that are not subject to income taxes, and interim accounting for enacted changes in tax laws. The new standard is effective for fiscal years beginning after December 15, 2020; however, early adoption is permitted. The Company early adopted the standard on December 29, 2019 and the adoption did not have a material impact on the consolidated financial statements.

Note 2 – Borrowings

The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory, and property and equipment. As of March 28, 2020, our outstanding revolving loan balance was $0. The outstanding letters of credit balance as of March 28, 2020 was $21,768, of which $18,856 was utilized and included in accounts payable in our consolidated balance sheet.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.75%, or (b) an “alternate prime base rate” subject to an increase or reduction by up to 0.25% per annum based on the Company’s fixed charge coverage ratio. As of March 28, 2020, the Company’s LIBOR based interest rate was 2.75% (on $0 principal) and the Company’s prime based rate was 3.50% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the credit agreement with JPMorgan Chase Bank (the "Credit Agreement"), cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three consecutive business days and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with such trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $3,000, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 (with the trigger subject to adjustment based on the Company’s revolving commitment). The Company’s excess availability was $4,676  as of March 28, 2020. As of the date hereof, the cash dominion period has not been in effect; accordingly, no principal payments are due. The Credit Agreement requires us to obtain a prior written consent from JPMorgan Chase Bank when we determine to pay any dividends on or make any distribution with respect to our common stock. The Credit Facility matures on December 16, 2022.

Note 3 – Stockholders’ Equity and Share-Based Compensation

Options and Restricted Stock Units

The Company had the following common stock option activity during the thirteen weeks ended March 28, 2020:

•	Granted options to purchase 1,973 common shares.
•	Exercise of 523 options to purchase common shares.
•	Forfeiture of 15 options to purchase common shares.
•	Expiration of 700 options to purchase common shares.

The following table summarizes the Company’s restricted stock unit ("RSU") activity for the thirteen weeks ended March 28, 2020, and details regarding the awards outstanding and exercisable at March 28, 2020 (in thousands):

			Weighted Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (in years)	Intrinsic Value
Vested and expected to vest at December 28, 2019	1,654	$—
Awarded	3,411	$—
Vested	(1,845)	$—
Forfeited	(5)	$—
Awards outstanding, March 28, 2020	3,215	$—	1.49	$5,819
Vested and expected to vest at March 28, 2020	3,215	$—	1.49	$5,819

During the thirteen weeks ended March 28, 2020,  27 RSUs that vested were time-based and 1,762 were performance-based. In addition,  56 shares were released to a departing employee and 3 shares were issued as partial payment for director’s fee as elected by a current Board member. For the RSUs awarded, the number of shares issued on the date of vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For those employees who elect not to receive shares net of the minimum statutory withholding requirements, the appropriate taxes are paid directly by the employee. During the thirteen weeks ended March 28, 2020, we withheld 36 shares to satisfy $84 of employees’ tax obligations. Although shares withheld are not issued, they are treated as a common stock repurchase in our consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting.

For the thirteen weeks ended March 28, 2020, we recorded compensation costs related to stock options and RSUs of $2,819. For the thirteen weeks ended March 30, 2019 we recorded compensation costs related to stock options and RSUs of $554. As of March 28, 2020, there was unrecognized compensation expense related to stock options and RSUs of $9,871 that will be expensed through March 2024.

Note 4 – Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Thirteen Weeks Ended
	March 28, 2020	March 30, 2019
Net loss per share:
Numerator:
Net loss	(978)	(3,581)
Dividends on Series A Convertible Preferred Stock	38	40
Net loss allocable to common shares	$(1,016)	$(3,621)
Denominator:
Weighted-average common shares outstanding (basic and diluted)	36,871	35,365
Basic and diluted net loss per share	$(0.03)	$(0.10)

The anti-dilutive securities, which are excluded from the calculation of diluted earnings per share due to their anti-dilutive effect are as follows (in thousands):

	Thirteen Weeks Ended
	March 28, 2020	March 30, 2019
Performance stock units	4,588	13
Restricted stock units	211	329
Series A Convertible Preferred Stock	2,711	2,771
Options to purchase common stock	3,349	6,311
Total	10,859	9,424

Note 5 – Income Taxes

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2015‑2019 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2016‑2019 remain open.

For the thirteen weeks ended March 28, 2020 the effective tax rate for the Company’s operations was (3.8)%. The effective tax rate for the thirteen weeks ended March 28, 2020 differed from the U.S. federal statutory rate primarily due to state income taxes, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax benefit of the current period pre-tax loss.

For the thirteen weeks ended March 30, 2019, the effective tax rate for the Company’s operations was 7.3%. The effective tax rate for the thirteen weeks ended March 30, 2019 differed from the U.S. federal statutory rate primarily due to state income taxes and share-based compensation that is either non-deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount.

The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the thirteen weeks ended March 28, 2020, there was no material change from fiscal year ended 2019 in the amount of the Company's deferred tax assets that are more likely than not to be realized in future years.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. The CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of the CARES Act, but at present does not expect that the NOL carryback provision of the CARES Act would result in a cash benefit due to the existence of previously incurred losses.

Note 6 – Commitments and Contingencies

Leases

During the first quarter of 2020, the Company entered into a new lease agreement for office space for its Philippines subsidiary. The lease commenced on March 15, 2020 with a ten-year lease term set to expire in March of 2030. The Company is obligated to pay approximately $500 in annual base rent, which shall increase by 5% each year beginning on the second year of the lease term and then increase by 4% each year beginning on the sixth year of the lease term. In accordance with ASU 842 – Leases (“ASC 842”), the Company recorded $5,325 in Right-of-use assets – operating, non-current, and $4,981 in Right-of-use obligation – operating, non-current, with $344 recorded in Right-of-use obligation – operating, current, on the consolidated balance sheet as of March 28, 2020.

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

	Thirteen Weeks Ended
	March 28, 2020	March 30, 2019
Private Label
Collision	72%	57%
Engine	19%	19%
Performance	1%	1%

Branded
Collision	1%	1%
Engine	4%	12%
Performance	3%	10%

Total	100%	100%

Note 8 – Subsequent Event

On April 10, 2020, the Company received loan proceeds of $4,107 pursuant to the Paycheck Protection Program (“PPP”) under the CARES Act. The loan, which was in the form of a promissory note, dated April 8, 2020, between the Company and JPMorgan as the lender, matures on April 8, 2022 and bears interest at a fixed rate of 0.98% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities.  The Company subsequently returned the $4,107 loan proceeds so that other businesses can continue to support their employees.

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

Overview

We are a leading online provider of aftermarket auto parts, including collision parts, engine parts, and performance parts and accessories. Our user-friendly websites provide customers with a broad selection of SKUs, with detailed product descriptions and photographs. Our proprietary product database maps our SKUs to product applications based on vehicle makes, models and years. We principally sell our products to individual consumers through our network of websites and online marketplaces. Our flagship consumer websites are located at www.carparts.com and  www.jcwhitney.com,  and our corporate website is located at www.usautoparts.com. The inclusion of our website addresses in this report does not include or incorporate by reference into this report any information on our websites.

We believe our strategy of disintermediating the traditional auto parts supply chain and selling products directly to customers over the Internet allows us to efficiently deliver products to our customers. Industry-wide trends that support our strategy include:

1. Number of SKUs required to serve the market. The number of automotive SKUs has grown dramatically over the last several years. In today’s market, unless the consumer is driving a high volume produced vehicle and needs a simple maintenance item, the part they need is not typically on the shelf at a brick-and-mortar store. We believe our user-friendly websites provide customers with a favorable alternative to the brick-and-mortar shopping experience by offering a comprehensive selection of approximately 800,000 SKUs with detailed product descriptions, attributes and photographs combined with the flexibility of fulfilling orders using both drop-ship and stock-and-ship methods.

2. U.S. vehicle fleet expanding and aging.  The average age of U.S. light vehicles, an indicator of auto parts demand, remained near record-highs at 11.8 years during 2019, according to the U.S. Auto Care Association. In addition, IHS, a market analytics firm, found that the total number of light vehicles in operation in the U.S. has increased to record levels, and should continue to rise through 2020. We believe an increasing vehicle base and rising average age of vehicles will have a positive impact on overall aftermarket parts demand because older vehicles generally require more repairs. In many cases we believe these older vehicles are driven by do-it-yourself ("DIY") car owners who are more likely to handle any necessary repairs themselves rather than taking their car to the professional repair shop.

3. Growth of online sales. The U.S. Auto Care Association estimated that overall revenue from online sales of auto parts and accessories would reach almost  $20 billion by 2022. Improved product availability, lower prices and consumers’ growing comfort with digital platforms are driving the shift to online sales. We believe that we are well positioned for the shift to online sales due to our history of being a leading source for aftermarket automotive parts through online marketplaces and our network of websites.

Impact of COVID-19

The challenges posed by the COVID-19 pandemic on the United States and global economy increased significantly as the first quarter progressed in March. Since the onset of the pandemic, our top priority remains the health and safety of our employees as most have been working from home, in addition to ensuring our customers continue receiving our high-quality, personalized service. Our distribution centers, deemed an essential service, remain operational while our employees onsite adhere to, and follow, the COVID-19 safety guidelines recommended from the Centers for Disease Control and Prevention (“CDC”).

COVID-19 had only minimal disruptions on our business as our first quarter sales were only impacted in mid to late March during the initial stages of COVID-19 stay-at-home orders. The ultimate extent of the effects from the COVID-19 pandemic on the Company, our financial condition, results of operations, liquidity, and cash flows will be dependent on evolving developments which are uncertain and cannot be predicted at this time. See the “Risk Factors” section set forth in Part II, Item 1A for further discussion of risks related to COVID-19.

Executive Summary

For the first quarter of 2020, the Company’s operations generated net sales of $87,818, compared with $74,739 for the first quarter of 2019, representing an increase of 17.5%. Our operations incurred a net loss of $978 for the first quarter of 2020 compared to a  net loss of $3,581 for the first quarter of 2019. Our operations generated a net loss before interest expense, net, income tax provision (benefit), depreciation and amortization expense, amortization of intangible assets, plus share-based compensation expense, and in 2019, costs related to our customs issues and employee transition costs (“Adjusted EBITDA”) of $4,303 in the first quarter of 2020 compared to negative $98 in the first quarter of 2019. Adjusted EBITDA, which is not a Generally Accepted Accounting Principle (“GAAP”) measure. See the section below titled “Non-GAAP measures” for information regarding our use of Adjusted EBTIDA and a reconciliation from net loss.

Net sales increased in first quarter of 2020 compared to the first quarter of 2019 primarily due to an increase in our online sales offset by a decrease in our offline sales. Our online sales, which include our e-commerce, online marketplace sales channels and online advertising, contributed 92.9% of total net sales and our offline sales, which consist of our Kool-Vue® and wholesale operations, contributed 7.1% of total net sales. Our online sales increased by $13,857, or 20.5%, to $81,596 compared to the same period last year due to an increase in e-commerce sales primarily driven by our growth in private label sales.  Our offline sales decreased by $778, or 11.1%, to $6,222 compared to the same period last year primarily due to a decrease in sales from our wholesale operations. Gross profit increased by 47.9% to $29,779. The increase in gross profit is due to strong growth in private label sales, as well as an improved inventory mix.

Total expenses, which primarily consisted of cost of sales and operating expense,  increased in the first quarter of 2020 compared to the same period in 2019. The changes in both cost of sales and operating expense are described in further detail under — “Results of Operations” below.

We continue to pursue the following strategies in order to improve our operating performance:

•

We have returned to positive e-commerce growth by continuing to focus on making the auto parts purchasing process as easy and seamless as possible. We plan to continue to provide unique catalog content and provide better content on our websites with the goal of improving our ranking on the search results.

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

These efforts are intended to increase the number of repeat purchases, as well as contribute to our sales growth.
•

We continue to work towards becoming one of the preferred low price options in the market for aftermarket auto parts and accessories. We also continue to offer lower prices by increasing foreign sourced private label products as they are generally less expensive and we believe provide better value for the consumer.  We believe our product offering will grow our sales and improve our margins.

•

We continue to increase product selection by being the first to market with many new SKUs. We currently have over 60,000 private label SKUs and over 740,000 branded SKUs in our product selection. We will continue to seek to add new categories and expand our existing specialty categories. We believe continued product expansion will increase the total number of orders and contribute to our sales growth. Additionally, we plan to continue to maintain certain in-stock inventory throughout the year to provide consistent service levels and improve customer experience.

•	We continue to implement cost saving measures.

Non-GAAP measures

Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the Securities Exchange Act of 1934, as amended, define and prescribe the conditions for use of certain non-GAAP financial information. We provide EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. EBITDA consists of net loss before (a) interest expense, net; (b) income tax provision (benefit);  (c) depreciation and amortization expense; and (d) amortization of intangible assets; while Adjusted EBITDA consists of EBITDA before share-based compensation expense, and in 2019, costs related to our customs issues and employee transition costs.

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

Management uses Adjusted EBITDA as one measure of the Company’s operating performance because it assists in comparing the Company’s operating performance on a consistent basis by removing the impact of stock compensation expense and the costs associated with the customs issue, as well as other items that we do not believe are representative of our ongoing operating performance. Internally, this non-GAAP is also used by management for planning purposes, including the preparation of internal budgets; for allocating resources to enhance financial performance; and for evaluating the effectiveness of operational strategies. The Company also believes that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate the ongoing operations of companies in our industry.

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

The table below reconciles net loss from operations to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended
	March 28, 2020	March 30, 2019
Net loss	$(978)	$(3,581)
Depreciation & amortization	1,898	1,529
Amortization of intangible assets	25	25
Interest expense, net	659	407
Taxes	36	(280)
EBITDA	$1,640	$(1,900)
Stock compensation expense	$2,663	$550
Employee transition costs(1)	—	986
Customs costs(2)	—	266
Adjusted EBITDA	$4,303	$(98)

(1)	We incurred employee transition costs related to the transition of our executive management team including severance, recruiting, hiring bonus and relocation costs.
(2)

We incurred port and carrier fees and legal costs associated with our customs related issues. Refer to “Note 6 – Commitments and Contingencies” of our Notes to Consolidated Financial Statements for additional details.

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended
	March 28, 2020	March 30, 2019
Net sales	100.0%	100.0%
Cost of sales	66.1	73.1
Gross profit	33.9	26.9
Operating expense	34.3	31.5
Loss from operations	(0.5)	(4.6)
Other income (expense):
Other income, net	0.1	—
Interest expense	(0.8)	(0.6)
Total other expense, net	(0.7)	(0.6)
Loss before income taxes	(1.1)	(5.2)
Income tax provision (benefit)	0.0	(0.4)
Net loss	(1.1)%	(4.8)%

Thirteen Weeks Ended March 28, 2020 Compared to the Thirteen Weeks Ended March 30, 2019

Net Sales and Gross Margin

	Thirteen Weeks Ended
	March 28, 2020	March 30, 2019
	(in thousands)
Net sales	$87,818	$74,739
Cost of sales	58,039	54,610
Gross profit	$29,779	$20,129
Gross margin	33.9%	26.9%

Net sales increased $13,079,  or 17.5%,  for the first quarter of 2020 compared to the first quarter of 2019. Our net sales consisted of online sales, representing 92.9% of the total for the first quarter of 2020 (compared to 90.6% in the first quarter of 2019), and offline sales, representing 7.1% of the total for the first quarter of 2020 (compared to 9.4% in the first quarter of 2019). The net sales increase was due to an increase in online sales of $13,857, or 20.5%, offset by a decrease in offline sales of $778, or 11.1%. Our online sales channels increase was driven by an increase in e-commerce sales primarily driven by our growth in private label sales. The offline sales channel decreased primarily due to decreased sales to our wholesale customers.

Gross profit increased $9,650 or 47.9%, compared to the first quarter of 2019. Gross margin increased 700 basis points to 33.9% in the first quarter of 2020 compared to 26.9%  in the first quarter of 2019.  The increase in gross margin was due to strong growth in private label sales, as well as an improved inventory mix.

Operating Expense

	Thirteen Weeks Ended
	March 28, 2020	March 30, 2019
	(in thousands)
Operating expense	$30,132	$23,575
Percent of net sales	34.3%	31.5%

Operating expense increased $6,557,  or 27.8%, for the first quarter of 2020 compared to the first quarter of 2019 primarily due to an increase in fulfillment expense as well as an increase in marketing expense. The increase in fulfillment expense was primarily due to a higher number of fulfilled orders as well as additional expenses incurred from our Las Vegas, Nevada distribution center that opened in the third quarter of 2019. The increase in marketing expense was primarily due to an increase in marketing spend.

Total Other Expense, Net

	Thirteen Weeks Ended
	March 28, 2020	March 30, 2019
	(in thousands)
Other expense, net	$(589)	$(415)
Percent of net sales	(0.7)%	(0.6)%

Total other expense, net, increased $174, or 41.9%, for the first quarter of 2020 compared to the first quarter of 2019 primarily due to an increase in interest expense attributable to a higher letters of credit balance.

Income Tax Provision (Benefit)

	Thirteen Weeks Ended
	March 28, 2020	March 30, 2019
	(in thousands)
Income tax provision (benefit)	$36	$(280)
Percent of net sales	0.0%	(0.4)%

For the thirteen weeks ended March 28, 2020, the effective tax rate for the Company’s operations was (3.8)%.  The effective tax rate for the thirteen weeks ended March 28, 2020 differed from the U.S. federal statutory rate primarily due to state income taxes, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax benefit of the current period pre-tax loss.

For the thirteen weeks ended March 30, 2019, the effective tax rate for the Company’s operations was 7.3%. The effective tax rate for the thirteen weeks ended March 30, 2019 differed from the U.S. federal statutory rate primarily due to state income taxes and share-based compensation that is either non-deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount.

The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the thirteen weeks ended March 28, 2020, there was no material change from fiscal year ended 2019 in the amount of the Company's deferred tax assets that are more likely than not to be realized in future years.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. The CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of the CARES Act, but at present does not expect that the NOL carryback provision of the CARES Act would result in a cash benefit due to the existence of previously incurred losses.

Foreign Currency

The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations.

Liquidity and Capital Resources

Sources of Liquidity

During the thirteen weeks ended March 28, 2020 and March 30, 2019, we primarily funded our operations with cash and cash equivalents generated from operations as well as through borrowing under our credit facility. We had cash and cash equivalents of $14,148 as of March 28, 2020, representing a $11,875 increase from $2,273 of cash as of December 28, 2019. The cash increase was primarily the result of the increase in net cash provided by operating activities. Based on our current operating plan, and despite the current uncertainty resulting from the COVID-19 pandemic, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our credit facility will be sufficient to finance our operations through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).

As of March 28, 2020, our credit facility provided for a revolving commitment of up to $30,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment (see “Debt and Available Borrowing Resources” below).

Working Capital

As of March 28, 2020 and December 28, 2019, our working capital was $4,036 and $2,427, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the thirteen weeks ended March 28, 2020 and March 30, 2019 (in thousands):

	Thirteen Weeks Ended
	March 28, 2020	March 30, 2019
Net cash provided by operating activities	$14,299	$4,875
Net cash used in investing activities	(2,050)	(1,587)
Net cash used in financing activities	(368)	(477)
Effect of exchange rate changes on cash	(6)	(7)
Net change in cash and cash equivalents	$11,875	$2,804

Operating Activities

Net cash provided by operating activities for the thirteen weeks ended March 28, 2020 and March 30, 2019 was $14,299 and $4,875, respectively. The increase was primarily due to the higher balance of accounts payable because of timing of payments and temporary, favorable payment terms granted by our top vendors, as well as a lower net loss adjusted for non-cash charges.

Investing Activities

For the thirteen weeks ended March 28, 2020 and March 30, 2019, net cash used in investing activities was the result of additions to property and equipment ($2,050 and $1,587, respectively), which are mainly related to capitalized website and software development costs.

Financing Activities

Net cash used in financing activities was $368 and $477, respectively, for the thirteen weeks ended March 28, 2020 and March 30, 2019. The increase was primarily due to payments of our notes payable associated with the development of the Las Vegas, Nevada distribution center.

Debt and Available Borrowing Resources

Total debt was $9,219 as of March 28, 2020 compared to $11,056 as of December 28, 2019 and primarily consists of right-of-use obligations - finance.  During the first quarter of 2020, the Company paid off the notes payable associated with the development of the Las Vegas, Nevada distribution center. Therefore, the notes payable balance was $0 as of March 28, 2020.

The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. Our Credit Facility also provides for an option to increase the aggregate principal amount from $30,000 to $40,000 subject to lender approval. As of March 28, 2020,  our outstanding revolving loan balance was $0. The outstanding letters of credit balance as of March 28, 2020 was $21,768, of which $18,856 was utilized and included in accounts payable in our consolidated balance sheet. We use letters of credit in the ordinary course of business to satisfy certain vendor obligations.

Loans drawn under the Credit Facility bear interest at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.75%, or (b) an “alternate prime base rate” subject to an increase or reduction by up to 0.25% per annum based on the Company’s fixed charge coverage ratio. As of March 28, 2020, the Company’s LIBOR based interest rate was 2.75% (on $0 principal) and the Company’s prime based rate was 3.50% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three consecutive business days, and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $3,000 the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. The Company’s excess availability was $4,676  as of March 28, 2020. The Credit Facility matures on December 16, 2022.

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

Funding Requirements

Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months. Our future capital requirements may, however, vary materially from those now planned or anticipated. Changes in our operating plans, lower than anticipated net sales or gross margins, increased expenses, continued or worsened economic conditions, worsening operating performance by us, or other events, including those described in “Risk Factors” included in Part II, Item 1A may force us to sell assets or seek additional debt or equity financings in the future, including the issuance of additional common stock under a registration statement. As such, there can be no assurance that we would be able to raise such additional financing or engage in asset sales on acceptable terms, or at all. If we are not able to raise adequate additional financing or proceeds from asset sales, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations.

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

There were no significant changes to our critical accounting policies during the thirteen weeks ended March 28, 2020. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations (for further detail refer to our Annual Report on Form 10‑K that we filed with the SEC on March 10, 2020):

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

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The information set forth under the caption “Legal Matters” in “Note 6 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements (Unaudited), included in Part I, Item 1 of this report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section below entitled “Risk Factors” included in Part II, Item 1A of this report.

ITEM 1A.             RISK FACTORS

Our business is subject to a number of risks which are discussed below. Other risks are presented elsewhere in this report and in our other filings with the SEC. We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in the Annual Report on Form 10‑K that we filed with the SEC on March 10, 2020. You should consider carefully the following risks in addition to the other information contained in this report and our other filings with the SEC, including our subsequent reports on Forms 10‑Q and 8‑K, and any amendments thereto, before deciding to buy, sell or hold our common stock. If any of the following known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

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

Our success depends on our ability to attract customers in a cost-effective manner. Our investments in marketing may not effectively reach potential consumers or those consumers may not decide to buy from us or the volume of consumers that purchase from us may not yield the intended return on investment. With respect to our marketing channels, we rely on relationships with providers of online services, search engines, shopping comparison sites and e-

commerce businesses to provide content, advertising banners and other links that direct customers to our websites. We rely on these relationships as significant sources of traffic to our websites. In particular, we rely on Google as an important marketing channel, and if Google changes its algorithms or if competition increases for advertisements on Google or on our marketplace channels, we may be unable to cost-effectively attract customers to our products.

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

In addition, recent trends indicate that customers may be more inclined to shop for aftermarket auto parts through marketplace websites such as Amazon and eBay as opposed to purchasing parts through e-commerce channels. For example, during the first quarter of 2020 our online marketplaces sales was 36.4% of total sales, compared to 39.7%  in the same period of 2019. Any mix shift in sales to marketplace channels or increase in associated commissions and costs, could result in lower gross margins, and as a result, our business and financial results may suffer.

We derive a substantial portion of our revenues from third-party marketplaces.

Third-party marketplaces account for a significant portion of our revenues. Our sales on eBay and Amazon represented a combined 36.4% of total sales in the first quarter of 2020. We anticipate that sales of our products on third-party marketplace will continue to account for a significant portion of our revenues. In the future, the loss of access to these third-party marketplaces could significantly reduce our revenues, and the success of our business depends partly on continued access to these third-party marketplaces. Our relationships with our third-party marketplace providers could deteriorate as a result of a variety of factors, such as if they become concerned about our ability to deliver quality products on a timely basis or to protect a third-party’s intellectual property. In addition, third-party marketplace providers could prohibit our access to these marketplaces if we are not able to meet the applicable required terms of use. Loss of access to a marketplace channel could result in lower sales, and as a result, our business and financial results may suffer.

During the first quarter of fiscal 2020, we recorded a net loss, and our net losses may continue in fiscal year 2020.

During the first quarter of fiscal 2020, we incurred a net loss of $978, compared to a  net loss of $3,581 for the first quarter of fiscal 2019.  If our net losses continue in fiscal year 2020, they could severely impact our liquidity, as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. In such case, there can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If our net losses were to continue, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.

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

While we did not have any outstanding revolver debt under our Credit Agreement as of March 28, 2020, we may have outstanding revolver debt in the future. Any outstanding indebtedness would have important consequences, including the following:

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

Furthermore, our ability to satisfy our debt service obligations depends, among other things, upon fluctuations in interest rates, our future operating performance and ability to refinance indebtedness when and if necessary. These factors depend partly on economic, financial, competitive and other factors beyond our control. We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures and general operating expenses. In addition, if we need to refinance our debt, or obtain additional debt financing or sell assets or equity to satisfy our debt service obligations, we may not be able to do so on commercially reasonable terms, if at all. If this were to occur, we may need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations. The Company’s outstanding letters of credit balance as of March 28, 2020 was $21,768.

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

Our top ten suppliers represented approximately 59% of our total product purchases during the thirteen weeks ended March 28, 2020. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For the thirteen weeks ended March 28, 2020, our product purchases from three drop-ship suppliers represented approximately 8% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

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
•

natural disasters and public health emergencies, such as the recent outbreak of a novel strain of coronavirus identified first in Wuhan, Hubei Province, China and having turned into a global pandemic that has impacted a number of countries from which we purchase product;

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

Our financial condition and results of operations for fiscal 2020 may be adversely affected by the recent coronavirus outbreak.

COVID-19 was declared a pandemic by the World Health Organization in March 2020. To date, this pandemic has affected nearly all regions around the world. In the United States, businesses as well as federal, state and local governments implemented significant actions to mitigate this public health crisis. Our operations could be disrupted as a result of these actions. While we cannot predict the duration or scope of the COVID-19 pandemic, it may negatively impact our business and such impact could be material to our financial results, condition and outlook. The COVID-19 pandemic may also have the effect of worsening other areas such as, but not limited to, those related to:

•

reduction or volatility in demand for our products, which may be caused by, among other things: reduced online traffic and changes in consumer spending behaviors (e.g. consumer confidence in general macroeconomic conditions and a decrease in consumer spending);

•

disruption to our operations or the operations of our suppliers, through the effects of business and facilities closures, social, economic, political or labor instability in affected areas, transportation delays, travel restrictions and changes in operating procedures, including for additional cleaning and safety protocols;

•

impacts to our business partners' ability to operate or manage increases in their operating costs and other supply chain effects that may have an adverse effect on our ability to meet consumer demand and achieve cost targets;

•

increased volatility or significant disruption of global financial markets due in part to the COVID-19 pandemic, which could have a negative impact on our ability to access capital markets and other funding sources, on acceptable terms or at all and impede our ability to comply with debt covenants; and

•

The further spread of COVID-19, and the requirements to take action to mitigate the spread of the pandemic, will impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition.

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

We regard our trademarks, trade secrets and similar intellectual property such as our proprietary back-end order processing and fulfillment code and process as important to our success. We rely on trademark and copyright law, and trade secret protection, and confidentiality and/or license agreements with employees, customers, partners and others to protect our proprietary rights. We cannot be certain that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, our proprietary rights may be infringed or misappropriated, and we could be required to incur significant expenses to preserve them. In the past we have filed litigation to protect our intellectual property rights. The outcome of such litigation can be uncertain, and the cost of prosecuting such litigation may have an adverse impact on our earnings. We have common law trademarks, as well as pending federal trademark registrations for several marks and several registered marks. However, any registrations may not adequately cover our intellectual property or protect us against infringement by others. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services may be made available online. We also currently own or control a number of Internet domain names, including www.carparts.com, www.jcwhitney.com, www.autopartswarehouse.com and www.usautoparts.com, and have invested time and money in the purchase of domain names and other intellectual property, which may be impaired if we cannot protect such intellectual property. We may be unable to protect these domain names or acquire or maintain relevant domain names in the United States and in other countries. If we are not able to protect our trademarks, domain names or other intellectual property, we may experience difficulties in achieving and maintaining brand recognition and customer loyalty.

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

We are sometimes the subject of complaints or litigation from customers, employees or other third parties for various reasons. The damages sought against us in some of these litigation proceedings could be substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim, this could have a material adverse effect on our business, financial condition, results of operations and cash flows. For more information on our ongoing litigation, see the information set forth under the caption “Legal Matters” in “Note 6 Commitments and Contingencies” of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of this report.

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

Since the completion of our initial public offering in February 2007 through March 28, 2020, the trading price of our common stock has been volatile, ranging from a high of $12.61 per share to a low per share of $0.88. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

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

In March 2013, our Board of Directors, under the authority granted by our Certificate of Incorporation, established a series of preferred stock, our Series A Convertible Preferred, which has various rights, preferences and privileges senior to the shares of our common stock. Dividends on the Series A Convertible Preferred are payable quarterly, subject to the satisfaction of certain conditions, at a rate of $0.058 per share per annum in cash, in shares of common stock or in any combination of cash and common stock as determined by our Board of Directors. While we may, at our election, subject to the satisfaction of certain conditions, pay any accrued but unpaid dividends on the Series A Convertible Preferred in either cash or in common stock, we may be unable to satisfy the requisite conditions for paying dividends in common stock and, under such circumstances, we will be required to pay such accrued but unpaid dividends in cash. In such circumstances, we will be required to use cash that would otherwise be used to fund our ongoing operations to pay such accrued but unpaid dividends. To the extent we do pay dividends in common stock as we have done in certain prior periods, the ownership percentage of our common stockholders who are not holders of the Series A Convertible Preferred will be diluted. Our Series A Convertible Preferred is initially convertible for 2,620,687 shares of common stock, and to the extent that the Series A Convertible Preferred is converted, the common stock ownership percentage of our common stockholders who are not converting holders of the Series A Convertible Preferred will be diluted.

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

While management has concluded that our internal controls over financial reporting were effective as of March 28, 2020, we have in the past, and could in the future, have a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.

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

Date:	May 6, 2020	U.S. AUTO PARTS NETWORK, INC.

		By:	/s/ Lev Peker
Lev Peker
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ David Meniane
David Meniane
Chief Financial Officer and Chief Operating Officer
(Principal Financial Accounting Officer)