Form 10-Q
period 2020-06-27
CarParts.com, Inc.
filed 2020-08-11
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2020

OR

◻   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-33264

CARPARTS.COM, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0623433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2050 W. 190th Street, Suite 400, Torrance, CA 90504

(Address of Principal Executive Office) (Zip Code)

(424) 702-1455

(Registrant’s telephone number, including area code)

U.S. Auto Parts Network, Inc.

(Former Name, Former Address and Former Fiscal Year,

if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	PRTS	The NASDAQ Stock Market LLC (NASDAQ Global Market)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ⌧    No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ⌧    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	◻	Accelerated Filer	◻
Non-Accelerated Filer	⌧	Smaller reporting company	⌧
Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻   No  ⌧

As of August 6, 2020, the registrant had 42,420,566 shares of common stock outstanding, $0.001 par value.

CARPARTS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 27, 2020

		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	4
	Consolidated Balance Sheets (Unaudited) at June 27, 2020 and December 28, 2019	4
	Consolidated Statements of Operations and Comprehensive Operations (Unaudited) for the Thirteen and Twenty-six Weeks Ended June 27, 2020 and June 29, 2019	5
	Consolidated Statements of Stockholders’ Equity (Unaudited) for the Thirteen and Twenty-six Weeks Ended June 27, 2020 and June 29, 2019	6
	Consolidated Statements of Cash Flows (Unaudited) for the Twenty-six Weeks Ended June 27, 2020 and June 29, 2019	7
	Notes to Consolidated Financial Statements (Unaudited)	8
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	22
ITEM 4.	Controls and Procedures	22

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	24
ITEM 1A.	Risk Factors	24
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
ITEM 3.	Defaults Upon Senior Securities	42
ITEM 4.	Mine Safety Disclosures	42
ITEM 5.	Other Information	42
ITEM 6.	Exhibits	43

Unless the context requires otherwise, as used in this report, the terms “CarParts.com,” the “Company,” “we,” “us” and “our” refer to CarParts.com, Inc. and its subsidiaries. Unless otherwise stated, all amounts are presented in thousands.

Carparts.com®, Kool-Vue®, JC Whitney® and Evan Fischer®, amongst others, are our United States trademarks. All other trademarks and trade names appearing in this report are the property of their respective owners.

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, In Thousands, Except Par Value and Per Share Liquidation Value)

	June 27,	December 28,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$24,860	$2,273
Accounts receivable, net	5,278	2,669
Inventory	65,383	52,500
Other current assets	6,552	4,931
Total current assets	102,073	62,373
Property and equipment, net	10,809	9,650
Right-of-use - assets - operating leases, net	13,238	4,544
Right-of-use - assets - financing leases, net	8,808	9,011
Other non-current assets	1,985	2,368
Total assets	$136,913	$87,946
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,953	$44,433
Accrued expenses	17,049	9,519
Customer deposits	759	652
Notes payable, current	—	729
Right-of-use - obligation - operating, current	1,857	1,368
Right-of-use - obligation - finance, current	670	640
Other current liabilities	4,169	2,605
Total current liabilities	93,457	59,946
Notes payable, non-current	—	1,060
Right-of-use - obligation - operating, non-current	11,725	3,419
Right-of-use - obligation - finance, non-current	8,667	8,627
Other non-current liabilities	2,688	2,514
Total liabilities	116,537	75,566
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; $1.45 per share liquidation value or aggregate of $6,017; 4,150 shares authorized; 0 and 2,771 shares issued and outstanding at June 27, 2020 and December 28, 2019	0	3
Common stock, $0.001 par value; 100,000 shares authorized; 42,411 and 36,167 shares issued and outstanding at June 27, 2020 and December 28, 2019 (of which 2,525 are treasury stock)	45	38
Treasury stock	(7,146)	(7,146)
Additional paid-in capital	194,693	187,147
Accumulated other comprehensive income	142	214
Accumulated deficit	(167,358)	(167,876)
Total stockholders’ equity	20,376	12,380
Total liabilities and stockholders' equity	$136,913	$87,946

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Net sales	$118,930	$73,687	$206,748	$148,425
Cost of sales (1)	78,101	51,924	136,140	106,533
Gross profit	40,829	21,763	70,608	41,892
Operating expense	38,653	22,968	68,785	46,543
Income (loss) from operations	2,176	(1,205)	1,823	(4,651)
Other income (expense):
Other, net	3	46	74	43
Interest expense	(493)	(484)	(1,153)	(895)
Total other expense, net	(490)	(438)	(1,079)	(852)
Income (loss) before income taxes	1,686	(1,643)	744	(5,503)
Income tax provision (benefit)	118	(186)	154	(465)
Net income (loss)	1,568	(1,457)	590	(5,038)
Other comprehensive income (loss):
Foreign currency translation adjustments	(29)	(28)	(35)	(33)
Unrealized gain (loss) on deferred compensation trust assets	58	—	(37)	—
Total other comprehensive income (loss)	29	(28)	(72)	(33)
Comprehensive income (loss)	$1,597	$(1,485)	$518	$(5,071)
Net income (loss) per share:
Basic net income (loss) per share	$0.04	$(0.04)	$0.01	$(0.14)
Diluted net income (loss) per share	$0.03	$(0.04)	$0.01	$(0.14)
Weighted-average common shares outstanding:
Shares used in computation of basis net income (loss) per share	39,386	35,632	38,124	35,506
Shares used in computation of diluted net income (loss) per share	47,329	35,632	42,058	35,506

(1)	Excludes depreciation and amortization expense which is included in operating expense.

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, In Thousands)

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balance as originally reported at December 29, 2018	2,771	$3	34,992	$38	$183,139	$(7,146)	$579	$(137,791)	$38,822
Effect of new accounting adoption	—	—	—	—	—	—	—	1,623	1,623
Balance as currently reported at December 29, 2018	2,771	3	34,992	38	183,139	(7,146)	579	(136,168)	40,445
Net loss	—	—	—	—	—	—	—	(3,581)	(3,581)
Issuance of shares in connection with restricted stock units vesting	—	—	437	—	(288)	—	—	—	(288)
Issuance of shares in connection with BOD fees	—	—	4	—	4	—	—	—	4
Share-based compensation	—	—	—	—	554	—	—	—	554
Common stock dividend on preferred stock	—	—	—	—	—	—	—	(39)	(39)
Effect of changes in foreign currencies	—	—	—	—	—	—	(5)	—	(5)
Balance, March 30, 2019	2,771	3	35,433	38	183,409	(7,146)	574	(139,788)	37,090
Net Loss	—	—	—	—	—	—	—	(1,457)	(1,457)
Issuance of shares in connection with restricted stock units vesting	—	—	348	—	(2)	—	—	—	(2)
Issuance of shares in connection with BOD fees	—	—	3	—	5	—	—	—	5
Share-based compensation	—	—	—	—	625	—	—	—	625
Common stock dividend on preferred stock	—	—	—	—	40	—	—	(41)	(1)
Effect of changes in foreign currencies	—	—	—	—	—	—	(33)	—	(33)
Balance, June 29, 2019	2,771	3	35,784	38	184,077	(7,146)	541	(141,286)	36,227

Balance, December 28, 2019	2,771	3	36,167	38	187,147	(7,146)	214	(167,876)	12,380
Net loss	—	—	—	—	—	—	—	(978)	(978)
Issuance of shares in connection with stock option exercise	—	—	523	1	1,119	—	—	—	1,120
Issuance of shares in connection with restricted stock units vesting	—	—	1,809	2	(86)	—	—	—	(84)
Issuance of shares in connection with BOD fees	—	—	3	—	6	—	—	—	6
Share-based compensation	—	—	—	—	2,819	—	—	—	2,819
Common stock dividend on preferred stock	—	—	20	—	38	—	—	(39)	(1)
Conversion of preferred stock	(150)	—	150	—	—	—	—	—	—
Unrealized loss on deferred compensation trust assets	—	—	—	—	—	—	(95)	—	(95)
Effect of changes in foreign currencies	—	—	—	—	—	—	(6)	—	(6)
Balance, March 28, 2020	2,621	$3	38,672	$41	$191,043	$(7,146)	$113	$(168,893)	$15,161
Net income	—	—	—	—	—	—	—	1,568	1,568
Issuance of shares in connection with stock option exercise	—	—	907	1	1,772	—	—	—	1,773
Issuance of shares in connection with restricted stock units vesting	—	—	183	—	(2)	—	—	—	(2)
Issuance of shares in connection with BOD fees	—	—	3	—	6	—	—	—	6
Share-based compensation	—	—	—	—	1,874	—	—	—	1,874
Dividend on preferred stock	—	—	25	—	—	—	—	(33)	(33)
Conversion of preferred stock	(2,621)	(3)	2,621	3	—	—	—	—	—
Unrealized loss on deferred compensation trust assets	—	—	—	—	—	—	58	—	58
Effect of changes in foreign currencies	—	—	—	—	—	—	(29)	—	(29)
Balance, June 27, 2020	—	$—	42,411	$45	$194,693	$(7,146)	$142	$(167,358)	$20,376

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, In Thousands)

	Twenty-Six Weeks Ended
	June 27,	June 29,
	2020	2019
Operating activities
Net income (loss)	$590	$(5,038)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	3,532	3,040
Amortization of intangible assets	50	50
Deferred income taxes	—	(559)
Share-based compensation expense	4,385	1,163
Stock awards issued for non-employee director service	12	7
Loss from disposition of assets	1	—
Amortization of deferred financing costs	9	2
Changes in operating assets and liabilities:
Accounts receivable	(2,609)	(313)
Inventory	(12,883)	(2,926)
Other current assets	(1,597)	(1,517)
Other non-current assets	(296)	24
Accounts payable and accrued expenses	32,055	8,473
Other current liabilities	1,671	345
Right-of-Use Obligation - Operating Leases - Current	483	1,595
Right-of-Use Obligation - Operating Leases - Long-term	(383)	(1,530)
Other non-current liabilities	148	134
Net cash provided by operating activities	25,168	2,950
Investing activities
Additions to property and equipment	(3,840)	(3,431)
Net cash used in investing activities	(3,840)	(3,431)
Financing activities
Borrowings from revolving loan payable	1,273	7,641
Payments made on revolving loan payable	(1,273)	(7,641)
Proceeds from notes payable	4,107	—
Payment of notes payable	(5,333)	—
Payments on finance leases	(315)	(299)
Statutory tax withholding payment for share-based compensation	(85)	(289)
Proceeds from exercise of stock options	2,893	—
Preferred stock dividends paid	—	(80)
Net cash provided by (used in) financing activities	1,267	(668)
Effect of exchange rate changes on cash	(8)	1
Net change in cash and cash equivalents	22,587	(1,148)
Cash and cash equivalents, beginning of period	2,273	2,031
Cash and cash equivalents, end of period	$24,860	$883
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use operating asset acquired	$9,065	$—
Right-of-use financed asset acquired	$385	$—
Accrued asset purchases	$665	$825
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$90	$43
Cash paid during the period for interest	$1,125	$834

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In Thousands, Except Per Share Data)

Note 1 – Basis of Presentation and Description of Company

CarParts.com, Inc. (including its subsidiaries) is a leading online provider of aftermarket auto parts and accessories. The Company sells its products to individual consumers through its flagship website located at www.carparts.com, online marketplaces and offline to wholesale distributors. Our corporate website is also located at www.carparts.com/investor. References to the “Company,” “we,” “us,” or “our” refer to CarParts.com, Inc. and its consolidated subsidiaries.

On July 23, 2020, the Company’s Board of Directors approved an amendment to change the name of the Company from U.S. Auto Parts Network, Inc. to CarParts.com, Inc. and subsequently adopted Amendment No. 2 to the Company’s Bylaws. On July 27, 2020, the Company filed a Certificate of Amendment to the Certificate of Incorporation reflecting the change of the Company’s name to CarParts.com, Inc.

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

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of June 27, 2020 and the consolidated results of operations and cash flows for the thirteen and twenty-six weeks ended June 27, 2020 and June 29, 2019. The Company’s results for the interim periods are not necessarily indicative of the results that may be expected for any other interim period, or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 28, 2019, which was filed with the SEC on March 10, 2020 and all our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2019 fiscal year, and throughout the date of this report.

During the thirteen and twenty-six weeks ended June 27, 2020, the Company incurred net income of $1,568 and $590, respectively, compared to a net loss of $1,457 and $5,038 during the thirteen and twenty-six weeks ended June 29, 2019, respectively. Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months.

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

Note 2 – Borrowings

The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory, and property and equipment. As of June 27, 2020, our outstanding revolving loan balance was $0. The outstanding letters of credit balance as of June 27, 2020 was $13,609, of which $11,900 was utilized and included in accounts payable in our consolidated balance sheet.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.25% to 1.75% per annum based on the Company's fixed charge coverage ratio, or (b) an “alternate prime base rate” subject to an increase or reduction by up to 0.25% per annum based on the Company’s fixed charge coverage ratio. As of June 27, 2020, the Company’s LIBOR based interest rate was 1.94% (on $0 principal) and the Company’s prime based rate was 3.50% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the credit agreement with JPMorgan Chase Bank (the "Credit Agreement"), cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three consecutive business days and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with such trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $3,000, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 (with the trigger subject to adjustment based on the Company’s revolving commitment). The Company’s excess availability was $11,452 as of June 27, 2020. As of the date hereof, the cash dominion period has not been in effect; accordingly, no principal payments are due. The Credit Agreement requires us to obtain a prior written consent from JPMorgan Chase Bank when we determine to pay any dividends on or make any distribution with respect to our common stock. The Credit Facility matures on December 16, 2022.

Note 3 – Stockholders’ Equity and Share-Based Compensation

Options and Restricted Stock Units

The Company had the following common stock option activity during the twenty-six weeks ended June 27, 2020:

●	Granted options to purchase 2,536 common shares.
●	Exercise of 1,430 options to purchase common shares.
●	Forfeiture of 21 options to purchase common shares.
●	Expiration of 740 options to purchase common shares.

The following table summarizes the Company’s restricted stock unit ("RSU") activity for the twenty-six weeks ended June 27, 2020, and details regarding the awards outstanding and exercisable at June 27, 2020 (in thousands):

			Weighted Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (in years)	Intrinsic Value
Vested and expected to vest at December 28, 2019	1,654	$—
Awarded	3,436	$—
Vested	(2,029)	$—
Forfeited	(8)	$—
Awards outstanding, June 27, 2020	3,053	$—	1.33	$26,382
Vested and expected to vest at June 27, 2020	3,053	$—	1.33	$26,382

During the twenty-six weeks ended June 27, 2020, 210 RSUs that vested were time-based and 1,762 were performance-based. In addition, 56 shares were released to a departing employee and 6 shares were issued as partial payment for director’s fee as elected by a current Board member. For the RSUs awarded, the number of shares issued on the date of vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For those employees who elect not to receive shares net of the minimum statutory withholding requirements, the appropriate taxes are paid directly by the employee. During the twenty-six weeks ended June 27, 2020, we withheld 37 shares to satisfy $883 of employees’ tax obligations. Although shares withheld are not issued, they are treated as a common stock repurchase in our consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting.

For the thirteen and twenty-six weeks ended June 27, 2020, we recorded compensation costs related to stock options and RSUs of $1,874 and $4,693, respectively. For the thirteen and twenty-six weeks ended June 29, 2019, we recorded compensation costs related to stock options and RSUs of $625 and $1,180, respectively. As of June 27, 2020, there was unrecognized compensation expense related to stock options and RSUs of $10,190 that will be expensed through June 2024.

Note 4 – Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income (loss) per share:
Numerator:
Net income (loss)	$1,568	$(1,457)	590	(5,038)
Dividends on Series A Convertible Preferred Stock	33	40	71	80
Net income (loss) allocable to common shares	$1,535	$(1,497)	$519	$(5,118)
Denominator:
Weighted-average common shares outstanding (basic)	39,386	35,632	38,124	35,506
Common equivalent shares from common stock options, restricted stock and preferred stock	7,943	—	3,934	—
Weighted-average common shares outstanding (diluted)	47,329	35,632	42,058	35,506
Basic net income (loss) per share	$0.04	$(0.04)	$0.01	$(0.14)
Diluted net income (loss) per share	$0.03	$(0.04)	$0.01	$(0.14)

The anti-dilutive securities, which are excluded from the calculation of diluted earnings per share due to their anti-dilutive effect are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Performance stock units	—	651	—	332
Restricted stock units	3	248	2	289
Series A Convertible Preferred Stock (a)	—	2,771	2,551	2,771
Options to purchase common stock	236	7,238	619	6,774
Total	239	10,908	3,172	10,166

(a)	On June 19, 2020, each outstanding share of the Series A Convertible Preferred Stock (“Preferred Stock”) automatically converted to one share of the Company’s common stock. This automatic conversion was required pursuant to Section 4 of the Preferred Stock purchase agreement (dated March 25, 2013) because the volume weighted average price for the common stock price was equal to, or exceeded, $4.35 for 30 consecutive trading days. The Company issued an aggregate of 2,620,687 shares of common stock in connection with the automatic conversion.

Note 5 – Income Taxes

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2015-2019 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2016-2019 remain open.

For the thirteen and twenty-six weeks ended June 27, 2020, the effective tax rate for the Company’s operations was 7.0% and 20.7%, respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different effective tax rates, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax on the current period pre-tax income.

For the thirteen and twenty-six weeks ended June 29, 2019, the effective tax rate for the Company’s operations was 11.3% and 8.4%, respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different effective tax rates, and share-based compensation that is either non-deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount.

The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the twenty-six weeks ended June 27, 2020, there was no material change from fiscal year ended 2019 in the amount of the Company's deferred tax assets that are not more likely than not to be realized in future years.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. Due to the existence of previously incurred losses, the NOL carryback provisions of the CARES Act did not result in a cash benefit to the Company, however, we do anticipate increased interest expense deductions for tax purposes in 2020 and 2021 as a result of the relaxation of the limitations on the deductibility of interest.

Note 6 – Commitments and Contingencies

Leases

During March and April 2020, the Company entered into new lease agreements for office space for its Philippines subsidiary and Torrance headquarters, respectively.

Philippines office lease: The lease commenced on March 15, 2020 with a ten-year lease term set to expire in March of 2030. The Company is obligated to pay approximately $500 in annual base rent, which shall increase by 5% each year beginning on the second year of the lease term and then increase by 4% each year beginning on the sixth year of the lease term. In accordance with ASU 842 – Leases (“ASC 842”), the Company recorded $5,325 in Right-of-use assets – operating, non-current, and $4,981 in Right-of-use obligation – operating, non-current, with $344 recorded in Right-of-use obligation – operating, current, on the consolidated balance sheet at the commencement of the lease.

Torrance headquarters office lease: The lease commenced on April 13, 2020 with a seventy-month lease term set to expire in March of 2026. The Company is obligated to pay approximately $73 in monthly base rent (free rent for five months in the first two years), which shall increase by 3% each year beginning on the second-year anniversary of the lease term. In accordance with ASU 842 – Leases (“ASC 842”), the Company recorded $4,338 in Right-of-use assets – operating, non-current, and $3,916 in Right-of-use obligation – operating, non-current, with $422 recorded in Right-of-use obligation – operating, current, on the consolidated balance sheet at the commencement of the lease.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Private Label
Collision	68%	60%	70%	58%
Engine	19%	19%	19%	19%
Performance	1%	1%	1%	1%

Branded
Collision	1%	1%	1%	1%
Engine	6%	10%	5%	11%
Performance	5%	9%	4%	10%

Total	100%	100%	100%	100%

Note 8 – Subsequent Events

In July 2020, the Company signed the First Amendment to the Las Vegas, Nevada distribution center lease agreement (originally dated April 25, 2019).  Pursuant to the amendment, among other changes, the Company is increasing the rentable square footage by approximately 68,000 square feet and the monthly base rent will increase by approximately $32 effective on September 1, 2020.

Also in July 2020, the Company entered into a thirty-eight month lease for approximately 6,000 square feet of space for quality control testing of products in Torrance, California. The monthly base rent is expected to be $6 in the first year with a commencement date of August 1, 2020.

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

Overview

We are a leading online provider of aftermarket auto parts, including collision parts, engine parts, and performance parts and accessories. We sell our products to individual consumers through www.carparts.com, online marketplaces and offline to wholesale distributors. Our user friendly and flagship website, www.carparts.com, provides customers with a broad selection of SKUs, with detailed product descriptions and photographs. Our proprietary product database maps our SKUs to product applications based on vehicle makes, models and years. Our corporate website is located at www.carparts.com/investor. The inclusion of our website addresses in this report does not include or incorporate by reference into this report any information on our websites.

We believe our strategy of disintermediating the traditional auto parts supply chain and selling products directly to customers over the Internet allows us to efficiently deliver products to our customers. Industry-wide trends that support our strategy include:

1.Number of SKUs required to serve the market. The number of automotive SKUs has grown dramatically over the last several years. In today’s market, unless the consumer is driving a high volume produced vehicle and needs a simple maintenance item, the part they need is not typically on the shelf at a brick-and-mortar store. We believe our user-friendly websites provide customers with a favorable alternative to the brick-and-mortar shopping experience by offering a comprehensive selection of approximately 830,000 SKUs with detailed product descriptions, attributes and photographs combined with the flexibility of fulfilling orders using both drop-ship and stock-and-ship methods.
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

Impact of COVID-19

The challenges posed by the COVID-19 pandemic on the United States and global economy increased significantly in March and some challenges continued through the second quarter of 2020. Since the onset of the pandemic, our top priority remains the health and safety of our employees as most have continued to work from home, in addition to ensuring our customers continue receiving our high-quality, personalized service. Our distribution centers had no significant disruptions and remain operational while our safety protocols direct employees onsite to continue to adhere to, and follow, the COVID-19 safety guidelines recommended from the Centers for Disease Control and Prevention (“CDC”).

COVID-19 had only minimal disruptions on our business as sales for the twenty-six weeks ended June 27, 2020 were unfavorably impacted primarily in mid to late March during the initial stages of COVID-19 stay-at-home orders. However, the ultimate extent of the effects from the COVID-19 pandemic on the Company, our financial condition, results of operations, liquidity, and cash flows will be dependent on evolving developments which are uncertain and cannot be predicted at this time. See the “Risk Factors” section set forth in Part II, Item 1A for further discussion of risks related to COVID-19.

Cybersecurity Matters

On June 28, 2020, we detected a ransomware attack on our network that disrupted access to some of our systems. We immediately took steps to isolate the affected systems and contain the disruption to our information technology infrastructure, including taking some systems offline as a precautionary measure. Our internal IT team subsequently restored and recovered the affected IT systems to full functionality. We engaged third party consultants and law enforcement to investigate the incident, and we internally have found no evidence that sensitive customer data was compromised or stolen from the IT systems, although our investigation is continuing. We believe there has not been any, current or expected future, material impact to our business, results of operations or financial condition because of this ransomware attack. In order to mitigate the likelihood of similar future events, we have implemented enhanced security features and monitoring procedures.

Executive Summary

For the second quarter of 2020, the Company’s operations generated net sales of $118,930, compared with $73,687 for the second quarter of 2019, representing an increase of 61.4%. Our operations incurred net income of $1,568 for the second quarter of 2020 compared to a net loss of $1,457 for the second quarter of 2019. Our operations generated a net income (loss) before interest expense, net, income tax provision (benefit), depreciation and amortization expense, amortization of intangible assets, plus share-based compensation expense, and in 2019, costs related to our customs issues and employee transition costs (“Adjusted EBITDA”) of $5,557 in the second quarter of 2020 compared to $1,425 in the second quarter of 2019. Adjusted EBITDA, which is not a Generally Accepted Accounting Principle (“GAAP”) measure. See the section below titled “Non-GAAP measures” for information regarding our use of Adjusted EBTIDA and a reconciliation from net income (loss).

Net sales increased in second quarter of 2020 compared to the second quarter of 2019 primarily due to an increase in our online sales offset slightly by a decrease in our offline sales. Our online sales, which include our e-commerce and online marketplace sales channels, contributed 94.7% of total net sales and our offline sales, which consist of our Kool-Vue® and wholesale operations, contributed 5.3% of total net sales. Our online sales increased by $45,912, or 68.8%, to $112,623 compared to the same period last year due to an increase in e-commerce sales, primarily driven by our sales growth from our flagship website, CarParts.com. Our offline sales decreased by $669, or 9.6%, to $6,307 compared to the same period last year primarily due to a decrease in sales from our wholesale operations. Gross profit increased by 87.6% to $40,829. The increase in gross profit was primarily due to improved product mix, as well as supply chain optimizations.

Total expenses, which primarily consisted of cost of sales and operating expense, increased in the second quarter of 2020 compared to the same period in 2019. The changes in both cost of sales and operating expense are described in further detail under — “Results of Operations” below.

We continue to pursue the following strategies in order to improve our operating performance:

●	We have returned to positive e-commerce growth by continuing to focus on making the auto parts purchasing process as easy and seamless as possible. We plan to continue to provide unique catalog content and provide better content on our websites with the goal of improving our ranking on the search results.
●	We continue to work to improve the website purchase experience for our customers by (1) helping our customers find the parts they want to buy by reducing failed searches and increasing user purchase confidence; (2) implementing guided navigation and custom buying experiences specific to strategic part names; (3) increasing order size across our sites through improved recommendation engines; (4) improving our site speed; and (5) creating a frictionless checkout experience for our customers. In addition, we intend to continue to improve our mobile enabled websites to take advantage of shifting consumer behaviors. These efforts are intended to increase the number of repeat purchases, as well as contribute to our sales growth.
●	We continue to work towards becoming one of the preferred low price options in the market for aftermarket auto parts and accessories. We also continue to offer lower prices by increasing foreign sourced private label products as they are generally less expensive and we believe provide better value for the consumer. We believe our product offering will grow our sales and improve our margins.
●	We continue to increase product selection by being the first to market with many new SKUs. We currently have over 60,000 private label SKUs and over 770,000 branded SKUs in our product selection. We will continue to seek to add new categories and expand our existing specialty categories. We believe continued product expansion will increase the total number of orders and contribute to our sales growth. Additionally, we plan to continue to maintain certain in-stock inventory throughout the year to provide consistent service levels and improve customer experience.
●	We continue to implement cost saving measures.

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

Management uses Adjusted EBITDA as one measure of the Company’s operating performance because it assists in comparing the Company’s operating performance on a consistent basis by removing the impact of stock compensation expense and in 2019, the costs associated with the customs issue, as well as other items that we do not believe are representative of our ongoing operating performance. Internally, this non-GAAP measure is also used by management for planning purposes, including the preparation of internal budgets; for allocating resources to enhance financial performance; and for evaluating the effectiveness of operational strategies. The Company also believes that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate the ongoing operations of companies in our industry.

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

The table below reconciles net income (loss) from operations to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income (loss)	$1,568	$(1,457)	$590	$(5,038)
Depreciation & amortization	1,634	1,511	3,532	3,040
Amortization of intangible assets	25	25	50	50
Interest expense, net	490	487	1,149	894
Taxes	118	(186)	154	(465)
EBITDA	$3,835	$380	$5,475	$(1,519)
Stock compensation expense	$1,722	$613	$4,385	$1,163
Employee transition costs(1)	—	283	—	1,269
Customs costs(2)	—	149	—	415
Adjusted EBITDA	$5,557	$1,425	$9,860	$1,328

(1)	We incurred employee transition costs related to the transition of our executive management team including severance, recruiting, hiring bonus and relocation costs.
(2)	We incurred port and carrier fees and legal costs associated with our customs related issues. Refer to “Note 6 – Commitments and Contingencies” of our Notes to Consolidated Financial Statements for additional details.

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.7	70.5	65.8	71.8
Gross profit	34.3	29.5	34.2	28.2
Operating expense	32.5	31.2	33.3	31.4
Income (loss) from operations	1.8	(1.6)	0.9	(3.1)
Other income (expense):
Other income, net	0.0	0.1	0.0	0.0
Interest expense	(0.4)	(0.7)	(0.6)	(0.6)
Total other expense, net	(0.4)	(0.6)	(0.6)	(0.6)
Income (loss) before income taxes	1.4	(2.2)	0.4	(3.7)
Income tax provision (benefit)	0.1	(0.3)	0.1	(0.3)
Net income (loss)	1.3%	(2.0)%	0.3%	(3.4)%

Thirteen and Twenty-Six Weeks Ended June 27, 2020 Compared to the Thirteen and Twenty-Six Weeks Ended June 29, 2019

Net Sales and Gross Margin

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

	(in thousands)		(in thousands)
Net sales	$118,930	$73,687	$206,748	$148,425
Cost of sales	78,101	51,924	136,140	106,533
Gross profit	$40,829	$21,763	$70,608	$41,892
Gross margin	34.3%	29.5%	34.2%	28.2%

Net sales increased $45,243, or 61.4%, for the second quarter of 2020 compared to the second quarter of 2019. Our net sales consisted of online sales, representing 94.7% of the total for the second quarter of 2020 (compared to 90.5% in the second quarter of 2019), and offline sales, representing 5.3% of the total for the second quarter of 2020 (compared to 9.5% in the second quarter of 2019). The net sales increase was due to an increase in online sales of $45,912, or 68.8%, offset slightly by a decrease in offline sales of $669, or 9.6%. Our online sales channels increase was driven by an increase in e-commerce sales primarily driven by our sales growth from our flagship website, CarParts.com. The offline sales channel decreased primarily due to decreased sales to our wholesale customers.

Net sales increased $58,323, or 39.3%, for the twenty-six weeks ended June 27, 2020 (“YTD Q2 2020”) compared to the same period in 2019. Our net sales consisted of online and offline sales, representing 93.9% and 6.1%, respectively, of the total net sales for YTD Q2 2020 (compared to 90.6% and 9.4%, respectively, for the same period in 2019). The net sales increase was driven by an increase of $59,770, or 44.5%, in online sales. Our online sales channel increased was driven by an increase in ecommerce sales primarily driven by our sales growth from our flagship website, CarParts.com. The offline sales channel decreased primarily due to decreased sales to our wholesale customers.

Gross profit increased $19,066 or 87.6%, for the second quarter of 2020 compared to the same period of 2019 and increased $28,716, or 68.5%, in YTD Q2 2020 compared to YTD Q2 2019. Gross margin increased 480 basis points to 34.3% in the second quarter of 2020 compared to 29.5% in the second quarter of 2019. Gross margin increased 600 basis points to 34.2% for YTD Q2 2020 compared to 28.2% in the same period of 2019. The increase in gross profit and gross margin was primarily due to improved product mix, as well as supply chain optimizations.

Operating Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

	(in thousands)		(in thousands)
Operating expense	$38,653	$22,968	$68,785	$46,543
Percent of net sales	32.5%	31.2%	33.3%	31.4%

Operating expense increased $15,685, or 68.3%, and increased $22,242, or 47.8%, for the second quarter of 2020 and YTD Q2 2020, respectively, compared to the same periods in 2019 primarily due to an increase in fulfillment expense as well as an increase in marketing expense. The increase in fulfillment expense was primarily due to a higher number of fulfilled orders as well as additional expenses incurred from our Las Vegas, Nevada distribution center that opened in the third quarter of 2019. The increase in marketing expense was primarily due to an increase in marketing spend.

Total Other Expense, Net

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

	(in thousands)		(in thousands)
Other expense, net	$(490)	$(438)	$(1,079)	$(852)
Percent of net sales	(0.4)%	(0.6)%	(0.5)%	(0.6)%

Total other expense, net, increased $52, or 11.9%, and increased $227, or 26.6%, for the second quarter and YTD Q2 2020, respectively, compared to the same periods in 2019 primarily due to an increase in interest expense attributable to an increase in capital assets for the distribution centers.

Income Tax Provision (Benefit)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

	(in thousands)		(in thousands)
Income tax provision (benefit)	$118	$(186)	$154	$(465)
Percent of net sales	0.1%	(0.3)%	0.1%	(0.3)%

For the thirteen and twenty-six weeks ended June 27, 2020, the effective tax rate for the Company’s operations was 7.0% and 20.7%, respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different effective tax rates, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax on the current period pre-tax income.

For the thirteen and twenty-six weeks ended June 29, 2019, the effective tax rate for the Company’s operations was 11.3% and 8.4%, respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different effective tax rates, and share-based compensation that is either non-deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount.

The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the twenty-six weeks ended June 27, 2020, there was no material change from fiscal year ended 2019 in the amount of the Company's deferred tax assets that are not more likely than not to be realized in future years.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. Due to the existence of previously incurred losses, the NOL carryback provisions of the CARES Act did not result in a cash benefit to the Company, however, we do anticipate increased interest expense deductions for tax purposes in 2020 and 2021 as a result of the relaxation of the limitations on the deductibility of interest.

Foreign Currency

The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations.

Liquidity and Capital Resources

Sources of Liquidity

During the twenty-six weeks ended June 27, 2020 and June 29, 2019, we primarily funded our operations with cash and cash equivalents generated from operations as well as through borrowing under our credit facility. We had cash and cash equivalents of $24,860 as of June 27, 2020, representing a $22,587 increase from $2,273 of cash as of December 28, 2019. The cash increase was primarily the result of the increase in net cash provided by operating activities. Based on our current operating plan, and despite the current uncertainty resulting from the COVID-19 pandemic, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our credit facility will be sufficient to finance our operations through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).

As of June 27, 2020, our credit facility provided for a revolving commitment of up to $30,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment (see “Debt and Available Borrowing Resources” below).

Working Capital

As of June 27, 2020 and December 28, 2019, our working capital was $8,616 and $2,427, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the twenty-six weeks ended June 27, 2020 and June 29, 2019 (in thousands):

	Twenty-Six Weeks Ended
	June 27, 2020	June 29, 2019
Net cash provided by operating activities	$25,168	$2,950
Net cash used in investing activities	(3,840)	(3,431)
Net cash provided by (used in) financing activities	1,267	(668)
Effect of exchange rate changes on cash	(8)	1
Net change in cash and cash equivalents	$22,587	$(1,148)

Operating Activities

Net cash provided by operating activities for the twenty-six weeks ended June 27, 2020 and June 29, 2019 was $25,168 and $2,950, respectively. The increase was primarily due to the higher balance of accounts payable because of timing of payments and temporary, favorable payment terms granted by our top vendors and improvements in other working capital.

Investing Activities

For the twenty-six weeks ended June 27, 2020 and June 29, 2019, net cash used in investing activities was the result of additions to property and equipment ($3,840 and $3,431, respectively), which are mainly related to capitalized website and software development costs.

Financing Activities

Net cash provided by (used in) financing activities was $1,267 and ($668), respectively, for the twenty-six weeks ended June 27, 2020 and June 29, 2019. The main reason attributable for the shift to net cash provided was primarily due to proceeds from stock option exercises that occurred during the second quarter of 2020.

Debt and Available Borrowing Resources

Total debt was $9,337 as of June 27, 2020 compared to $11,056 as of December 28, 2019 and primarily consists of right-of-use obligations - finance. During the twenty-six weeks ended June 27, 2020, the Company paid off the notes payable associated with the development of the Las Vegas, Nevada distribution center. Therefore, the notes payable balance was $0 as of June 27, 2020.

The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. Our Credit Facility also provides for an option to increase the aggregate principal amount from $30,000 to $40,000 subject to lender approval. As of June 27, 2020, our outstanding revolving loan balance was $0. The outstanding letters of credit balance as of June 27, 2020 was $13,609, of which $11,900 was utilized and included in accounts payable in our consolidated balance sheet. We use letters of credit in the ordinary course of business to satisfy certain vendor obligations.

Loans drawn under the Credit Facility bear interest at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.25% to 1.75% per annum based on the Company’s fixed charge coverage ratio, or (b) an “alternate prime base rate” subject to an increase or reduction by up to 0.25% per annum based on the Company’s fixed charge coverage ratio. As of June 27, 2020, the Company’s LIBOR based interest rate was 1.94% (on $0 principal) and the Company’s prime based rate was 3.50% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three consecutive business days, and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $3,000 the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. The Company’s excess availability was $11,452 as of June 27, 2020. The Credit Facility matures on December 16, 2022.

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

There were no significant changes to our critical accounting policies during the thirteen weeks ended June 27, 2020. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations (for further detail refer to our Annual Report on Form 10-K that we filed with the SEC on March 10, 2020):

●	Revenue Recognition;
●	Inventory;
●	Website and Software Development Costs;
●	Income Taxes; and
●	Share-Based Compensation.

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

The online market for aftermarket auto parts is less developed than the online market for many other business and consumer products, and currently represents only a small part of the overall aftermarket auto parts market. Our success will depend in part on our ability to attract new customers and to convert customers who have historically purchased auto parts through traditional retail and wholesale operations. Specific factors that could discourage or prevent prospective customers from purchasing from us include:

●	concerns about buying auto parts without face-to-face interaction with sales personnel;
●	the inability to physically handle, examine and compare products;
●	delivery time associated with Internet orders;
●	concerns about the security of online transactions and the privacy of personal information;
●	delayed shipments or shipments of incorrect or damaged products;
●	increased shipping costs; and
●	the inconvenience associated with returning or exchanging items purchased online.

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

Third-party marketplaces account for a significant portion of our revenues. Our sales on eBay and Amazon represented a combined 34.9% of total sales in the first half of 2020. We anticipate that sales of our products on third-party marketplace will continue to account for a significant portion of our revenues. In the future, the loss of access to these third-party marketplaces could significantly reduce our revenues, and the success of our business depends partly on continued access to these third-party marketplaces. Our relationships with our third-party marketplace providers could deteriorate as a result of a variety of factors, such as if they become concerned about our ability to deliver quality products on a timely basis or to protect a third-party’s intellectual property. In addition, third-party marketplace providers could prohibit our access to these marketplaces if we are not able to meet the applicable required terms of use. Loss of access to a marketplace channel could result in lower sales, and as a result, our business and financial results may suffer.

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

We maintain an asset-based revolving credit facility with JPMorgan Chase Bank, N.A. (the “Credit Agreement”) that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment. Our Credit Agreement also provides for an option to increase the aggregate principal amount from $30,000 to $40,000, subject to lender approval. Our Credit Agreement includes a number of restrictive covenants. These covenants could impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. Specifically, such covenants restrict our ability and, if applicable, the ability of our subsidiaries to, among other things:

●	incur additional debt;
●	make certain investments and acquisitions;
●	enter into certain types of transactions with affiliates;
●	use assets as security in other transactions;
●	pay dividends on our capital stock or repurchase our equity interests, excluding payments of preferred stock dividends which are specifically permitted under our credit facility;
●	sell certain assets or merge with or into other companies;
●	guarantee the debts of others;
●	enter into new lines of business;
●	pay or amend our subordinated debt; and
●	form any joint ventures or subsidiary investments.

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

While we did not have any outstanding revolver debt under our Credit Agreement as of June 27, 2020, we may have outstanding revolver debt in the future. Any outstanding indebtedness would have important consequences, including the following:

●	we would have to dedicate a portion of our cash flow to making payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions or other general corporate purposes;
●	certain levels of indebtedness may make us less attractive to potential acquirers or acquisition targets;
●	certain levels of indebtedness may limit our flexibility to adjust to changing business and market conditions, and make us more vulnerable to downturns in general economic conditions as compared to competitors that may be less leveraged; and
●	as described in more detail above, the documents providing for our indebtedness contain restrictive covenants that may limit our financing and operational flexibility.

Furthermore, our ability to satisfy our debt service obligations depends, among other things, upon fluctuations in interest rates, our future operating performance and ability to refinance indebtedness when and if necessary. These factors depend partly on economic, financial, competitive and other factors beyond our control. We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures and general operating expenses. In addition, if we need to refinance our debt, or obtain additional debt financing or sell assets or equity to satisfy our debt service obligations, we may not be able to do so on commercially reasonable terms, if at all. If this were to occur, we may need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations. The Company’s outstanding letters of credit balance as of June 27, 2020 was $13,609.

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

If our assets become impaired, we may be required to record a significant charge to earnings.

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

Our top ten suppliers represented approximately 61% of our total product purchases during the twenty-six weeks ended June 27, 2020. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For the twenty-six weeks ended June 27, 2020, our product purchases from three drop-ship suppliers represented approximately 7% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

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

In addition, because many of our suppliers are outside of the United States, additional factors could interrupt our relationships or affect our ability to acquire the necessary products on acceptable terms, including:

●	political, social and economic instability and the risk of war or other international incidents in Asia or abroad;
●	fluctuations in foreign currency exchange rates that may increase our cost of products;
●	imposition of duties, taxes, tariffs or other charges on imports;
●	difficulties in complying with import and export laws, regulatory requirements and restrictions;
●	natural disasters and public health emergencies, such as the recent outbreak of a novel strain of coronavirus identified first in Wuhan, Hubei Province, China and having turned into a global pandemic that has impacted a number of countries from which we purchase product;
●	import shipping delays resulting from foreign or domestic labor shortages, slow-downs, or stoppage; and
●	the failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property;
●	imposition of new legislation relating to import quotas or other restrictions that may limit the quantity of our product that may be imported into the U.S. from countries or regions where we do business;

●	financial or political instability in any of the countries in which our product is manufactured;
●	potential recalls or cancellations of orders for any product that does not meet our quality standards;
●	disruption of imports by labor disputes or strikes and local business practices;
●	political or military conflict involving the U.S. or any country in which our suppliers are located, which could cause a delay in the transportation of our products, an increase in transportation costs and additional risk to product being damaged and delivered on time;
●	heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods;
●	inability of our non-U.S. suppliers to obtain adequate credit or access liquidity to finance their operations; and
●	our ability to enforce any agreements with our foreign suppliers.

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

COVID-19 was declared a pandemic by the World Health Organization in March 2020. To date, this pandemic has affected nearly all regions around the world. In the United States, businesses as well as federal, state and local governments implemented significant actions to mitigate this public health crisis. Our operations could be disrupted as a result of these actions. While we cannot predict the duration or scope of the COVID-19 pandemic, it may negatively impact our business and such impact could be material to our financial results, condition and outlook. The COVID-19 pandemic may also have the effect of worsening other areas such as, but not limited to, those related to:

●	reduction or volatility in demand for our products, which may be caused by, among other things: reduced online traffic and changes in consumer spending behaviors (e.g. consumer confidence in general macroeconomic conditions and a decrease in consumer spending);
●	disruption to our operations or the operations of our suppliers, through the effects of business and facilities closures, worker sickness and COVID-19 related inability to work, social, economic, political or labor instability in affected areas, transportation delays, travel restrictions and changes in operating procedures, including for additional cleaning and safety protocols;
●	impacts to our business partners' ability to operate or manage increases in their operating costs and other supply chain effects that may have an adverse effect on our ability to meet consumer demand and achieve cost targets;
●	increased volatility or significant disruption of global financial markets due in part to the COVID-19 pandemic, which could have a negative impact on our ability to access capital markets and other funding sources, on acceptable terms or at all and impede our ability to comply with debt covenants; and

●	The further spread of COVID-19, and the requirements to take action to mitigate the spread of the pandemic, will impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition.

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

We maintain international business operations in the Philippines. This international operation includes development and maintenance of our websites, our main call center, and sales and back office support services. We are subject to a number of risks and challenges that specifically relate to our international operations. Our international operations may not be successful if we are unable to meet and overcome these challenges, which could limit the growth of our business and may have an adverse effect on our business and operating results. These risks and challenges include:

●	difficulties and costs of staffing and managing foreign operations, including any impairment to our relationship with employees caused by a reduction in force;
●	restrictions imposed by local labor practices and laws on our business and operations;
●	exposure to different business practices and legal standards;

●	unexpected changes in regulatory requirements;
●	the imposition of government controls and restrictions;
●	political, social and economic instability and the risk of war, terrorist activities or other international incidents;
●	the failure of telecommunications and connectivity infrastructure;
●	natural disasters and public health emergencies;
●	potentially adverse tax consequences; and
●	fluctuations in foreign currency exchange rates and relative weakness in the U.S. dollar.

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

Security threats, such as ransomware attacks, to our IT infrastructure could expose us to liability, and damage our reputation and business

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

We maintain a comprehensive system of preventive and detective controls through our security programs; however given the rapidly evolving nature and proliferation of cyber threats, our controls may not prevent or identify all such attacks in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems and operations, and we cannot eliminate the risk of human error or employee or vendor malfeasance.

On June 28, 2020, we detected a ransomware attack on our network that disrupted access to some of our systems. We immediately took steps to isolate the affected systems and contain the disruption to our information technology infrastructure, including taking some systems offline as a precautionary measure. Our internal IT team subsequently restored and recovered the affected IT systems to full functionality. Since we are currently investigating the incident with forensic experts and working with law enforcement authorities, we cannot be certain that personally identifiable information was not accessed during the ransomware attack. Therefore, there can be no assurance at this time that we have mitigated this security threat.

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

The auto parts industry is competitive and highly fragmented, with products distributed through multi-tiered and overlapping channels. We compete with both online and offline retailers who offer original equipment manufacturer (“OEM”) and aftermarket auto parts to either the DIY or do-it-for-me customer segments. Current or potential competitors include the following:

●	national auto parts retailers such as Advance Auto Parts, AutoZone, Napa Auto Parts, CarQuest, O’Reilly Automotive and Pep Boys;
●	large online marketplaces such as Amazon.com and eBay;
●	other online retailers of automotive products websites;
●	local independent retailers or niche auto parts online retailers;
●	wholesale aftermarket auto parts distributors such as LKQ Corporation; and
●	manufacturers, brand suppliers and other distributors selling online directly to customers.

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

The United States Patent and Trademark Office records indicate that OEMs are seeking and obtaining more design patents and trademarks then they have in the past. In some cases, we have entered into license agreements that allow us to sell aftermarket parts that replicate OEM patented parts in exchange for a royalty. In the event that our license agreements, or other similar license arrangements are terminated or we are unable to agree upon renewal terms, we may be subject to restrictions on our ability to sell aftermarket parts that replicate parts covered by design patents or trademarks, which could have an adverse effect on our busines.

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

Our sales would decline and we could lose existing or potential customers if they are not able to access our websites or if our websites, transactions processing systems or network infrastructure do not perform to our customers’ satisfaction. Any Internet network interruptions or problems with our websites could:

●	prevent customers from accessing our websites;
●	reduce our ability to fulfill orders or bill customers;
●	reduce the number of products that we sell;
●	cause customer dissatisfaction; or

●	damage our brand and reputation.

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

We are in the process of implementing a new enterprise resource planning system, and we may occasionally update or integrate our other IT systems, problems with the design, integration or implementation of these systems could interfere with our business and operations.

We are engaged in a multi-year implementation of a new global enterprise resource planning system (ERP). The ERP is designed to accurately maintain the company's books and records and provide information to the company's management team important to the operation of the business. The company's ERP has required, and will continue to require, the investment of significant human and financial resources. We may not be able to successfully implement the ERP without experiencing delays, increased costs and other difficulties. If we are unable to successfully design and implement the new ERP system as planned, or successfully update or integrate our systems when necessary, our financial positions, results of operations and cash flows could be negatively impacted.

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

Since the completion of our initial public offering in February 2007 through June 27, 2020, the trading price of our common stock has been volatile, ranging from a high of $12.61 per share to a low per share of $0.88. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

Our future operating results may fluctuate and may fail to meet market expectations.

We expect that our revenue and operating results will continue to fluctuate from quarter to quarter due to various factors, many of which are beyond our control. If our quarterly revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could significantly decline. The factors that could cause our operating results to continue to fluctuate include, but are not limited to:

●	fluctuations in the demand for aftermarket auto parts;
●	price competition on the Internet or among offline retailers for auto parts;
●	our ability to attract visitors to our websites and convert those visitors into customers, including to the extent based on our ability to successfully work with different search engines to drive visitors to our websites;
●	our ability to successfully sell our products through third-party online marketplaces or the effects of any price increases in those marketplaces;
●	competition from companies that have longer operating histories, larger customer bases, greater brand recognition, access to merchandise at lower costs and significantly greater resources than we do, like third-party online market places and our suppliers;
●	our ability to maintain and expand our supplier and distribution relationships without significant price increases or reduced service levels;
●	our ability to borrow funds under our credit facility;
●	the effects of seasonality on the demand for our products;
●	our ability to accurately forecast demand for our products, price our products at market rates and maintain appropriate inventory levels;
●	our ability to build and maintain customer loyalty;
●	our ability to successfully integrate our acquisitions;

●	infringement actions that could impact the viability of the auto parts aftermarket or portions thereof;
●	the success of our brand-building and marketing campaigns;
●	our ability to accurately project our future revenues, earnings, and results of operations;
●	government regulations related to use of the Internet for commerce, including the application of existing tax regulations to Internet commerce and changes in tax regulations;
●	technical difficulties, system downtime or Internet brownouts;
●	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; and
●	macroeconomic conditions that adversely impact the general and automotive retail sales environment.

If we fail to maintain an effective system of internal control over financial reporting or comply with Section 404 of the Sarbanes-Oxley Act of 2002, we may not be able to accurately report our financial results or prevent fraud, and our stock price could decline.

While management has concluded that our internal controls over financial reporting were effective as of June 27, 2020, we have in the past, and could in the future, have a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.

Our charter documents could deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.

Provisions in our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Such provisions include the following:

●	our Board of Directors are authorized, without prior stockholder approval, to create and issue preferred stock which could be used to implement anti-takeover devices;
●	advance notice is required for director nominations or for proposals that can be acted upon at stockholder meetings;
●	our Board of Directors is classified such that not all members of our board are elected at one time, which may make it more difficult for a person who acquires control of a majority of our outstanding voting stock to replace all or a majority of our directors;
●	stockholder action by written consent is prohibited except with regards to an action that has been approved by the Board;
●	special meetings of the stockholders are permitted to be called only by the chairman of our Board of Directors or by a majority of our Board of Directors;
●	stockholders are not permitted to cumulate their votes for the election of directors; and

●	stockholders are permitted to amend certain provisions of our bylaws only upon receiving at least 66 2/3% of the votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class.

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

Changes in U.S. and foreign governments’ trade policies have resulted in, and may continue to result in, tariffs on imports into and exports from the U.S., among other restrictions. Throughout 2018 and 2019, the U.S. imposed tariffs on imports from several countries, including China. If further tariffs are imposed on imports of our products, or retaliatory trade measures are  taken by China or other countries in response to existing or future tariffs, we could be forced to raise prices on all of our imported products or make changes to our operations, any of which could materially harm our revenue or operating results. Any additional future tariffs or quotas imposed on our products or related materials may impact our sales, gross margin and profitability if we are unable to pass increased prices onto our customers.

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

3.2

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of U.S. Auto Parts Network, Inc., dated as of July 27, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2020).

3.3

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

3.5

Amendment No. 2 to the Amended and Restated Bylaws of U.S. Auto Parts Network, Inc., dated as of July 23, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2020).

10.2

Thirteenth Amendment to Credit Agreement and Fifth Amendment to Pledge and Security Agreement, dated July 31, 2020 by and among CarParts.com, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A.

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

Date:	August 10, 2020	CARPARTS.COM, INC.

		By:	/s/ Lev Peker
Lev Peker
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ David Meniane
David Meniane
Chief Financial Officer and Chief Operating Officer
(Principal Financial Accounting Officer)