Form 10-Q
period 2020-09-26
CarParts.com, Inc.
filed 2020-11-10
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2020

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

As of November 5, 2020, the registrant had 47,926,738 shares of common stock outstanding, $0.001 par value.

CARPARTS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2020

		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	4
	Consolidated Balance Sheets (Unaudited) at September 26, 2020 and December 28, 2019	4
	Consolidated Statements of Operations and Comprehensive Operations (Unaudited) for the Thirteen and Thirty-nine Weeks Ended September 26, 2020 and September 28, 2019	5
	Consolidated Statements of Stockholders’ Equity (Unaudited) for the Thirteen and Thirty-nine Weeks Ended September 26, 2020 and September 28, 2019	6
	Consolidated Statements of Cash Flows (Unaudited) for the Thirty-nine Weeks Ended September 26, 2020 and September 28, 2019	7
	Notes to Consolidated Financial Statements (Unaudited)	8
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	22
ITEM 4.	Controls and Procedures	22

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	24
ITEM 1A.	Risk Factors	24
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
ITEM 3.	Defaults Upon Senior Securities	45
ITEM 4.	Mine Safety Disclosures	45
ITEM 5.	Other Information	45
ITEM 6.	Exhibits	46

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, In Thousands, Except Par Value and Per Share Liquidation Value)

	September 26,	December 28,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$58,971	$2,273
Accounts receivable, net	6,975	2,669
Inventory	76,729	52,500
Other current assets	6,882	4,931
Total current assets	149,557	62,373
Property and equipment, net	12,645	9,650
Right-of-use - assets - operating leases, net	18,256	4,544
Right-of-use - assets - financing leases, net	10,053	9,011
Other non-current assets	2,329	2,368
Total assets	$192,840	$87,946
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,448	$44,433
Accrued expenses	22,630	9,519
Customer deposits	456	652
Notes payable, current	—	729
Right-of-use - obligation - operating, current	2,285	1,368
Right-of-use - obligation - finance, current	893	640
Other current liabilities	3,182	2,605
Total current liabilities	78,894	59,946
Notes payable, non-current	—	1,060
Right-of-use - obligation - operating, non-current	16,764	3,419
Right-of-use - obligation - finance, non-current	9,697	8,627
Other non-current liabilities	2,918	2,514
Total liabilities	108,273	75,566
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; $1.45 per share liquidation value or aggregate of $6,017; 4,150 shares authorized; 0 and 2,771 shares issued and outstanding at September 26, 2020 and December 28, 2019	0	3
Common stock, $0.001 par value; 100,000 shares authorized; 47,772 and 36,167 shares issued and outstanding at September 26, 2020 and December 28, 2019 (of which 2,525 are treasury stock)	50	38
Treasury stock	(7,146)	(7,146)
Additional paid-in capital	257,497	187,147
Accumulated other comprehensive income	139	214
Accumulated deficit	(165,973)	(167,876)
Total stockholders’ equity	84,567	12,380
Total liabilities and stockholders' equity	$192,840	$87,946

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Net sales	$117,406	$69,273	$324,154	$217,698
Cost of sales (1)	74,285	48,130	210,425	154,663
Gross profit	43,121	21,143	113,729	63,035
Operating expense	41,389	22,601	110,174	69,144
Income (loss) from operations	1,732	(1,458)	3,555	(6,109)
Other income (expense):
Other, net	6	(1)	80	41
Interest expense	(308)	(517)	(1,461)	(1,411)
Total other expense, net	(302)	(518)	(1,381)	(1,370)
Income (loss) before income taxes	1,430	(1,976)	2,174	(7,479)
Income tax provision (benefit)	45	(552)	199	(1,018)
Net income (loss)	1,385	(1,424)	1,975	(6,461)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(38)	19	(73)	(19)
Unrealized gain (loss) on deferred compensation trust assets	35	—	(2)	—
Total other comprehensive (loss) income	(3)	19	(75)	(19)
Comprehensive income (loss)	$1,382	$(1,405)	$1,900	$(6,480)
Net income (loss) per share:
Basic net income (loss) per share	$0.03	$(0.04)	$0.05	$(0.18)
Diluted net income (loss) per share	$0.03	$(0.04)	$0.04	$(0.18)
Weighted-average common shares outstanding:
Shares used in computation of basis net income (loss) per share	44,686	35,856	40,314	35,623
Shares used in computation of diluted net income (loss) per share	53,573	35,856	50,386	35,623

(1)	Excludes depreciation and amortization expense which is included in operating expense.

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, In Thousands)

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance as originally reported at December 29, 2018	2,771	$3	34,992	$38	$183,139	$(7,146)	$579	$(137,791)	$38,822
Effect of new accounting adoption	—	—	—	—	—	—	—	1,623	1,623
Balance as currently reported at December 29, 2018	2,771	3	34,992	38	183,139	(7,146)	579	(136,168)	40,445
Net loss	—	—	—	—	—	—	—	(3,581)	(3,581)
Issuance of shares in connection with restricted stock units vesting	—	—	437	—	(288)	—	—	—	(288)
Issuance of shares in connection with BOD fees	—	—	4	—	4	—	—	—	4
Share-based compensation	—	—	—	—	554	—	—	—	554
Common stock dividend on preferred stock	—	—	—	—	—	—	—	(39)	(39)
Effect of changes in foreign currencies	—	—	—	—	—	—	(5)	—	(5)
Balance, March 30, 2019	2,771	3	35,433	38	183,409	(7,146)	574	(139,788)	37,090
Net Loss	—	—	—	—	—	—	—	(1,457)	(1,457)
Issuance of shares in connection with restricted stock units vesting	—	—	348	—	(2)	—	—	—	(2)
Issuance of shares in connection with BOD fees	—	—	3	—	5	—	—	—	5
Share-based compensation	—	—	—	—	625	—	—	—	625
Common stock dividend on preferred stock	—	—	—	—	40	—	—	(41)	(1)
Effect of changes in foreign currencies	—	—	—	—	—	—	(33)	—	(33)
Balance, June 29, 2019	2,771	3	35,784	38	184,077	(7,146)	541	(141,286)	36,227
Net loss	—	—	—	—	—	—	—	(1,424)	(1,424)
Issuance of shares in connection with stock option exercise	—	—	100	—	100	—	—	—	100
Issuance of shares in connection with restricted stock units vesting	—	—	2	—	(2)	—	—	—	(2)
Issuance of shares in connection with BOD fees	—	—	5	—	5	—	—	—	5
Share-based compensation	—	—	—	—	813	—	—	—	813
Common stock dividend on preferred stock	—	—	33	—	40	—	—	(40)	—
Effect of changes in foreign currencies	—	—	—	—	—	—	19	—	19
Balance, September 28, 2019	2,771	$3	35,924	$38	$185,033	$(7,146)	$560	$(142,750)	$35,738

Balance, December 28, 2019	2,771	$3	36,167	$38	$187,147	$(7,146)	$214	$(167,876)	$12,380
Net loss	—	—	—	—	—	—	—	(978)	(978)
Issuance of shares in connection with stock option exercise	—	—	523	1	1,119	—	—	—	1,120
Issuance of shares in connection with restricted stock units vesting	—	—	1,809	2	(86)	—	—	—	(84)
Issuance of shares in connection with BOD fees	—	—	3	—	6	—	—	—	6
Share-based compensation	—	—	—	—	2,819	—	—	—	2,819
Common stock dividend on preferred stock	—	—	20	—	38	—	—	(39)	(1)
Conversion of preferred stock	(150)	—	150	—	—	—	—	—	—
Unrealized loss on deferred compensation trust assets	—	—	—	—	—	—	(95)	—	(95)
Effect of changes in foreign currencies	—	—	—	—	—	—	(6)	—	(6)
Balance, March 28, 2020	2,621	3	38,672	41	191,043	(7,146)	113	(168,893)	15,161
Net income	—	—	—	—	—	—	—	1,568	1,568
Issuance of shares in connection with stock option exercise	—	—	907	1	1,772	—	—	—	1,773
Issuance of shares in connection with restricted stock units vesting	—	—	183	—	(2)	—	—	—	(2)
Issuance of shares in connection with BOD fees	—	—	3	—	6	—	—	—	6
Share-based compensation	—	—	—	—	1,874	—	—	—	1,874
Dividend on preferred stock	—	—	25	—	—	—	—	(33)	(33)
Conversion of preferred stock	(2,621)	(3)	2,621	3	—	—	—	—	—
Unrealized gain on deferred compensation trust assets	—	—	—	—	—	—	58	—	58
Effect of changes in foreign currencies	—	—	—	—	—	—	(29)	—	(29)
Balance, June 27, 2020	—	—	42,411	45	194,693	(7,146)	142	(167,358)	20,376
Net income	—	—	—	—	—	—	—	1,385	1,385
Issuance of common stock, net of underwriters' offering expenses and commissions	—	—	4,900	5	60,526	—	—	—	60,531
Issuance of shares in connection with stock option exercise	—	—	459	—	504	—	—	—	504
Issuance of shares in connection with restricted stock units vesting	—	—	1	—	(5)	—	—	—	(5)
Issuance of shares in connection with BOD fees	—	—	1	—	6	—	—	—	6
Share-based compensation	—	—	—	—	1,773	—	—	—	1,773
Unrealized gain on deferred compensation trust assets	—	—	—	—	—	—	35	—	35
Effect of changes in foreign currencies	—	—	—	—	—	—	(38)	—	(38)
Balance, September 26, 2020	—	$—	47,772	$50	$257,497	$(7,146)	$139	$(165,973)	$84,567

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, In Thousands)

	Thirty-Nine Weeks Ended
	September 26,	September 28,
	2020	2019
Operating activities
Net income (loss)	$1,975	$(6,461)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	5,298	4,572
Amortization of intangible assets	75	75
Deferred income taxes	—	(1,176)
Share-based compensation expense	5,991	1,955
Stock awards issued for non-employee director service	18	13
Loss from disposition of assets	1	—
Amortization of deferred financing costs	14	2
Changes in operating assets and liabilities:
Accounts receivable	(4,306)	(622)
Inventory	(24,229)	1,927
Other current assets	(1,927)	(731)
Other non-current assets	(622)	775
Accounts payable and accrued expenses	18,062	3,874
Other current liabilities	380	(280)
Right-of-Use Obligation - Operating Leases - Current	902	1,573
Right-of-Use Obligation - Operating Leases - Long-term	(354)	(1,332)
Other non-current liabilities	332	163
Net cash provided by operating activities	1,610	4,327
Investing activities
Additions to property and equipment	(6,936)	(4,686)
Net cash used in investing activities	(6,936)	(4,686)
Financing activities
Borrowings from revolving loan payable	1,394	11,514
Payments made on revolving loan payable	(1,394)	(11,514)
Proceeds from notes payable	4,107	162
Payments of notes payable	(5,333)	—
Payments on finance leases	(560)	(453)
Net proceeds from issuance of common stock	60,531	—
Statutory tax withholding payment for share-based compensation	(91)	(290)
Proceeds from exercise of stock options	3,398	99
Preferred stock dividends paid	(33)	(80)
Net cash provided by (used in) financing activities	62,019	(562)
Effect of exchange rate changes on cash	5	(2)
Net change in cash and cash equivalents	56,698	(923)
Cash and cash equivalents, beginning of period	2,273	2,031
Cash and cash equivalents, end of period	$58,971	$1,108
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use operating asset acquired	$14,785	$1,684
Right-of-use financed asset acquired	$1,900	$749
Accrued asset purchases	$735	$1,200
Share-based compensation expense capitalized in property and equipment	$475	$37
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$113	$85
Cash paid during the period for interest	$1,603	$1,385

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In Thousands, Except Per Share Data)

Note 1 – Basis of Presentation and Description of Company

CarParts.com, Inc. (including its subsidiaries) is a leading online provider of aftermarket auto parts and accessories. The Company sells its products primarily to individual consumers through its flagship website located at www.carparts.com, online marketplaces and offline to wholesale distributors. Our corporate website is also located at www.carparts.com/investor. References to the “Company,” “we,” “us,” or “our” refer to CarParts.com, Inc. and its consolidated subsidiaries.

On July 23, 2020, the Company’s Board of Directors approved an amendment to change the name of the Company from U.S. Auto Parts Network, Inc. to CarParts.com, Inc. and subsequently adopted Amendment No. 2 to the Company’s Bylaws. On July 27, 2020, the Company filed a Certificate of Amendment to the Certificate of Incorporation reflecting the change of the Company’s name to CarParts.com, Inc.

The Company’s products consist of replacement parts (formerly referred to as collision) serving the wear and tear and body repair market, hard parts (formerly referred to as engine) to serve the maintenance and repair market, and performance parts and accessories. The replacement parts category is primarily comprised of body parts for the exterior of an automobile as well as certain other mechanical or electrical parts that are not related to the functioning of the engine or drivetrain. Our parts in this category typically replace original body parts that have been damaged as a result of general wear and tear or a collision. The majority of these products are sold through our websites. In addition, we sell an extensive line of mirror products, including our own house brand (formerly referred to as private label) called Kool-Vue®, which are marketed and sold as aftermarket replacement parts and as upgrades to existing parts. The hard parts category is primarily comprised of engine components and other mechanical and electrical parts including our house brand of catalytic converters called Evan Fischer®. These hard parts serve as replacement parts that are generally used by professionals and do-it-yourselfers for engine and mechanical maintenance and repair. We also offer performance versions of many parts sold in each of the above categories. Performance parts and accessories generally consist of parts that enhance the performance of the automobile, upgrade existing functionality of a specific part or improve the physical appearance or comfort of the automobile.

The Company is a Delaware C corporation and is headquartered in Torrance, California. The Company has employees located in both the United States and the Philippines.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of September 26, 2020 and the consolidated results of operations and cash flows for the thirteen and thirty-nine weeks ended September 26, 2020 and September 28, 2019. The Company’s results for the interim periods are not necessarily indicative of the results that may be expected for any other interim period, or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 28, 2019, which was filed with the SEC on March 10, 2020 and all our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2019 fiscal year, and throughout the date of this report.

During the thirteen and thirty-nine weeks ended September 26, 2020, the Company generated net income of $1,385 and $1,975, respectively, compared to a net loss of $1,424 and $6,461 during the thirteen and thirty-nine weeks ended September 28, 2019, respectively. Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months.

Prior period operating expense amounts have been classified to conform to the current period presentation of operating expense in the consolidated statements of operations.

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

Note 2 – Borrowings

The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory, and property and equipment. As of September 26, 2020, our outstanding revolving loan balance was $0. The outstanding standby letters of credit balance as of September 26, 2020 was $1,550, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.25% to 1.75% per annum based on the Company's fixed charge coverage ratio, or (b) an “alternate prime base rate” subject to a reduction by 0.25% to 0.75% per annum based on the Company’s fixed charge coverage ratio. As of September 26, 2020, the Company’s LIBOR based interest rate was 1.44% (on $0 principal) and the Company’s prime based rate was 3.00% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the credit agreement with JPMorgan Chase Bank (the "Credit Agreement"), cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three consecutive business days and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with such trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $3,000, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 (with the trigger subject to adjustment based on the Company’s revolving commitment). The Company’s excess availability was $22,519 as of September 26, 2020. As of the date hereof, the cash dominion period has not been in effect; accordingly, no principal payments are due. The Credit

Agreement requires us to obtain a prior written consent from JPMorgan Chase Bank when we determine to pay any dividends on or make any distribution with respect to our common stock. The Credit Facility matures on December 16, 2022.

Note 3 – Stockholders’ Equity and Share-Based Compensation

Public Equity Offering

On August 18, 2020, the Company completed an underwritten public equity offering of 4,000 shares of its common stock at a public offering price of $13.00 per share, resulting in net proceeds of $48,831 after deducting underwriters’ offering expenses and commissions. As part of the public equity offering, the Company granted the underwriters a 30-day option to purchase up to 900 shares of its common stock at the public offering price. The underwriters subsequently exercised their option in full within 30 days to purchase 900 shares of the Company’s common stock resulting in additional net proceeds of $11,700. The Company intends to use the net proceeds from the public equity offering for working capital and other general corporate purposes.

Options and Restricted Stock Units

The Company had the following common stock option activity during the thirty-nine weeks ended September 26, 2020:

●	Granted options to purchase 2,558 common shares.
●	Exercise of 1,793 options to purchase common shares.
●	Forfeiture of 175 options to purchase common shares.
●	Expiration of 617 options to purchase common shares.

The following table summarizes the Company’s restricted stock unit ("RSU") activity for the thirty-nine weeks ended September 26, 2020, and details regarding the awards outstanding and exercisable at September 26, 2020 (in thousands):

			Weighted Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (in years)	Intrinsic Value
Vested and expected to vest at December 28, 2019	1,654	$—
Awarded	3,536	$—
Vested	(2,037)	$—
Forfeited	(32)	$—
Awards outstanding, September 26, 2020	3,121	$—	2.48	$34,862
Vested and expected to vest at September 26, 2020	3,121	$—	2.48	$34,862

During the thirty-nine weeks ended September 26, 2020, 187 RSUs that vested were time-based and 1,787 were performance-based. In addition, 56 shares were released to a departing employee and 7 shares were issued as partial payment for director’s fee as elected by a current Board member. For the RSUs awarded, the number of shares issued on the date of vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For those employees who elect not to receive shares net of the minimum statutory withholding requirements, the appropriate taxes are paid directly by the employee. During the thirty-nine weeks ended September 26, 2020, we withheld 37 shares to satisfy $888 of employees’ tax obligations. Although shares withheld are not issued, they are treated as a common stock repurchase in our consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting.

For the thirteen and thirty-nine weeks ended September 26, 2020, we recorded compensation costs related to stock options and RSUs of $1,773 and $6,466, respectively. For the thirteen and thirty-nine weeks ended September 28, 2019, we recorded compensation costs related to stock options and RSUs of $813 and $1,992, respectively. As of

September 26, 2020, there was unrecognized compensation expense related to stock options and RSUs of $9,353 that will be expensed through September 2024.

Note 4 – Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income (loss) per share:
Numerator:
Net income (loss)	$1,385	$(1,424)	1,975	(6,461)
Dividends on Series A Convertible Preferred Stock	—	40	71	120
Net income (loss) allocable to common shares	$1,385	$(1,464)	$1,904	$(6,581)
Denominator:
Weighted-average common shares outstanding (basic)	44,686	35,856	40,314	35,623
Common equivalent shares from common stock options, restricted stock and preferred stock	8,887	—	10,072	—
Weighted-average common shares outstanding (diluted)	53,573	35,856	50,386	35,623
Basic net income (loss) per share	$0.03	$(0.04)	$0.05	$(0.18)
Diluted net income (loss) per share	$0.03	$(0.04)	$0.04	$(0.18)

The anti-dilutive securities, which are excluded from the calculation of diluted earnings per share due to their anti-dilutive effect are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Performance stock units	—	-	—	4
Restricted stock units	4	35	30	72
Series A Convertible Preferred Stock (a)	—	2,771	—	2,771
Options to purchase common stock	259	6,855	289	6,540
Total	263	9,661	319	9,387

(a)	On June 19, 2020, each outstanding share of the Series A Convertible Preferred Stock (“Preferred Stock”) automatically converted to one share of the Company’s common stock. This automatic conversion was required pursuant to Section 4 of the Preferred Stock purchase agreement (dated March 25, 2013) because the volume weighted average price for the common stock price was equal to, or exceeded, $4.35 for 30 consecutive trading days. The Company issued an aggregate of 2,620,687 shares of common stock in connection with the automatic conversion.

Note 5 – Income Taxes

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2015-2019 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2016-2019 remain open.

For the thirteen and thirty-nine weeks ended September 26, 2020, the effective tax rate for the Company’s operations was 3.2% and 9.2%, respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different effective tax rates, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax on the current period pre-tax income.

For the thirteen and thirty-nine weeks ended September 28, 2019, the effective tax rate for the Company’s operations was 27.9% and 13.6%, respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different effective tax rates, and share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount.

The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the thirty-nine weeks ended September 26, 2020, there was no material change from fiscal year ended 2019 in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

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

Note 6 – Commitments and Contingencies

Leases

During March, April and July 2020, the Company entered into new lease agreements for its Philippines subsidiary, Torrance headquarters and the Texas distribution center, respectively.

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

Torrance headquarters office lease: The lease commenced on April 13, 2020 with a seventy-month lease term set to expire in March of 2026. The Company is obligated to pay approximately $73 in monthly base rent (rent abatement for five months in the first two years), which shall increase by 3% each year beginning on the second-year anniversary of the lease term. In accordance with ASU 842 – Leases (“ASC 842”), the Company recorded $4,338 in Right-of-use assets – operating, non-current, and $3,916 in Right-of-use obligation – operating, non-current, with $422 recorded in Right-of-use obligation – operating, current, on the consolidated balance sheet at the commencement of the lease.

Texas distribution center lease: The lease commenced on July 1, 2020 with a ninety-month lease term set to expire in December of 2027. The Company is obligated to pay approximately $48 in monthly base rent (rent abatement for the first six months of the lease term), which shall increase to $71 in monthly base rent beginning on the second-year anniversary of the lease term and then shall increase by 3% each year beginning on the third-year anniversary. In accordance with ASU 842 – Leases (“ASC 842”), the Company recorded $5,469 in Right-of-use assets – operating, non-current, and $5,231 in Right-of-use obligation – operating, non-current, with $238 recorded in Right-of-use obligation – operating, current, on the consolidated balance sheet at the commencement of the lease.

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

Note 7 – Product Information

As described in Note 1 above, the Company’s products consist of replacement parts (formerly referred to as collision) serving the wear and tear and body repair market, hard parts (formerly referred to as engine) to serve the maintenance and repair market, and performance parts and accessories. The following table summarizes the approximate distribution of the Company’s revenue by product type.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
House Brands
Replacement Parts	70%	63%	70%	60%
Hard Parts	16%	23%	18%	20%
Performance	1%	1%	1%	1%

Branded
Replacement Parts	1%	1%	1%	1%
Hard Parts	7%	6%	6%	10%
Performance	5%	6%	4%	8%

Total	100%	100%	100%	100%

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

Overview

We are a leading online provider of aftermarket auto parts, including replacement parts, hard parts, and performance parts and accessories. We sell our products to individual consumers through www.carparts.com, online marketplaces and offline to wholesale distributors. Our user friendly and flagship website, www.carparts.com, provides customers with a broad selection of SKUs, with detailed product descriptions and photographs. Our proprietary product database maps our SKUs to product applications based on vehicle makes, models and years. Our corporate website is located at www.carparts.com/investor. The inclusion of our website addresses in this report does not include or incorporate by reference into this report any information on our websites.

We believe our strategy of disintermediating the traditional auto parts supply chain and selling products directly to customers over the Internet allows us to efficiently deliver products to our customers. Industry-wide trends that support our strategy include:

1.Number of SKUs required to serve the market. The number of automotive SKUs has grown dramatically over the last several years. In today’s market, unless the consumer is driving a high volume produced vehicle and needs a simple maintenance item, the part they need is not typically on the shelf at a brick-and-mortar store. We believe our user-friendly websites provide customers with a favorable alternative to the brick-and-mortar shopping experience by offering a comprehensive selection of approximately 825,000 SKUs with detailed product descriptions, attributes and photographs combined with the flexibility of fulfilling orders using both drop-ship and stock-and-ship methods.
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

Impact of COVID-19

The challenges posed by the COVID-19 pandemic on the United States and global economy increased significantly in March and some challenges continued through the third quarter of 2020. Since the onset of the pandemic, our top priority remains the health and safety of our employees as most have continued to work from home, in addition to ensuring our customers continue receiving our high-quality, personalized service. Our distribution centers had no significant disruptions and remain operational while our safety protocols direct employees onsite to continue to adhere to, and follow, the COVID-19 safety guidelines recommended from the Centers for Disease Control and Prevention (“CDC”).

COVID-19 had only minimal disruptions on our business as sales for the thirty-nine weeks ended September 26, 2020 were unfavorably impacted primarily in mid to late March during the initial stages of COVID-19 stay-at-home orders. However, the ultimate extent of the effects from the COVID-19 pandemic on the Company, our financial condition, results of operations, liquidity, and cash flows will be dependent on evolving developments which are uncertain and cannot be predicted at this time. See the “Risk Factors” section set forth in Part II, Item 1A for further discussion of risks related to COVID-19.

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

Executive Summary

For the third quarter of 2020, the Company’s operations generated net sales of $117,406, compared with $69,273 for the third quarter of 2019, representing an increase of 69.5%. Our operations generated net income of $1,385 for the third quarter of 2020 compared to a net loss of $1,424 for the third quarter of 2019. Our operations generated a net income (loss) before interest expense, net, income tax provision (benefit), depreciation and amortization expense, amortization of intangible assets, plus share-based compensation expense, and in 2019, costs related to our customs issues and employee transition costs (“Adjusted EBITDA”) of $5,131 in the third quarter of 2020 compared to $1,316 in the third quarter of 2019. Adjusted EBITDA, which is not a Generally Accepted Accounting Principle (“GAAP”) measure. See the section below titled “Non-GAAP measures” for information regarding our use of Adjusted EBTIDA and a reconciliation from net income (loss).

Net sales increased in the third quarter of 2020 compared to the third quarter of 2019 primarily due to an increase in our online sales as well as a slight increase in our offline sales. Our online sales, which include our e-commerce and online marketplace sales channels, contributed 93.9% of total net sales and our offline sales, which consist of our Kool-Vue® and wholesale operations, contributed 6.1% of total net sales. Our online sales increased by $47,309, or 75.1%, to $110,299 compared to the same period last year due to an increase in e-commerce sales, primarily driven by our sales growth from our flagship website, CarParts.com. Our offline sales increased by $824, or 13.1%, to $7,107 compared to the same period last year primarily due to an increase in sales from our wholesale operations. Gross profit increased by 103.9% to $43,121. The increase in gross profit was primarily due to improved product mix, channel mix, and logistics optimization.

Total expenses, which primarily consisted of cost of sales and operating expense, increased in the third quarter of 2020 compared to the same period in 2019. The changes in both cost of sales and operating expense are described in further detail under — “Results of Operations” below.

We continue to pursue the following strategies in order to improve our operating performance:

●	We have returned to positive e-commerce growth by continuing to focus on making the auto parts purchasing process as easy and seamless as possible. We plan to continue to provide unique catalog content and provide better content on our websites with the goal of improving our ranking on the search results.
●	We continue to work to improve the website purchase experience for our customers by (1) helping our customers find the parts they want to buy by reducing failed searches and increasing user purchase confidence; (2) implementing guided navigation and custom buying experiences specific to strategic part names; (3) increasing order size across our sites through improved recommendation engines; (4) improving our site speed; and (5) creating a frictionless checkout experience for our customers. In addition, we intend to continue to improve our mobile enabled websites to take advantage of shifting consumer behaviors. These efforts are intended to increase the number of repeat purchases, as well as contribute to our sales growth.
●	We continue to work towards becoming one of the preferred low price options in the market for aftermarket auto parts and accessories. We also continue to offer lower prices by increasing foreign sourced house brand products as they are generally less expensive and we believe provide better value for the consumer. We believe our product offering will grow our sales and improve our margins.
●	We continue to increase product selection by being the first to market with many new SKUs. We currently have approximately 65,000 house brand SKUs and over 760,000 branded SKUs in our product selection. We will continue to seek to add new categories and expand our existing specialty categories. We believe continued product expansion will increase the total number of orders and contribute to our sales growth. Additionally, we plan to continue to maintain certain in-stock inventory throughout the year to provide consistent service levels and improve customer experience.
●	We continue to implement cost saving measures.

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

The table below reconciles net income (loss) from operations to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income (loss)	$1,385	$(1,424)	$1,975	$(6,461)
Depreciation & amortization	1,766	1,531	5,298	4,572
Amortization of intangible assets	25	25	75	75
Interest expense, net	304	516	1,453	1,410
Taxes	45	(552)	199	(1,018)
EBITDA	$3,525	$96	$9,000	$(1,422)
Stock compensation expense	$1,606	$792	$5,991	$1,955
Employee transition costs(1)	—	425	—	1,695
Customs costs(2)	—	3	—	418
Adjusted EBITDA	$5,131	$1,316	$14,991	$2,646

(1)	We incurred employee transition costs related to the transition of our executive management team including severance, recruiting, hiring bonus and relocation costs.
(2)	We incurred port and carrier fees and legal costs associated with our customs related issues. Refer to “Note 6 – Commitments and Contingencies” of our Notes to Consolidated Financial Statements for additional details.

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.3	69.5	64.9	71.0
Gross profit	36.7	30.5	35.1	29.0
Operating expense	35.3	32.5	34.0	31.8
Income (loss) from operations	1.5	(2.0)	1.1	(2.8)
Other income (expense):
Other income, net	0.0	(0.0)	0.0	0.0
Interest expense	(0.3)	(0.7)	(0.4)	(0.6)
Total other expense, net	(0.3)	(0.7)	(0.4)	(0.6)
Income (loss) before income taxes	1.2	(2.7)	0.7	(3.4)
Income tax provision (benefit)	0.0	(0.8)	0.1	(0.5)
Net income (loss)	1.2%	(1.9)%	0.6%	(2.9)%

Thirteen and Thirty-Nine Weeks Ended September 26, 2020 Compared to the Thirteen and Thirty-Nine Weeks Ended September 28, 2019

Net Sales and Gross Margin

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019

	(in thousands)		(in thousands)
Net sales	$117,406	$69,273	$324,154	$217,698
Cost of sales	74,285	48,130	210,425	154,663
Gross profit	$43,121	$21,143	$113,729	$63,035
Gross margin	36.7%	30.5%	35.1%	29.0%

Net sales increased $48,133, or 69.5%, for the third quarter of 2020 compared to the third quarter of 2019. Our net sales consisted of online sales, representing 93.9% of the total for the third quarter of 2020 (compared to 90.9% in the third quarter of 2019), and offline sales, representing 6.1% of the total for the third quarter of 2020 (compared to 9.1% in the third quarter of 2019). The net sales increase was due to an increase in online sales of $47,309, or 75.1%, as well as an increase in offline sales of $824, or 13.1%. Our online sales channels increase was driven by an increase in e-commerce sales primarily driven by our sales growth from our flagship website, CarParts.com. The offline sales channel increased primarily due to increased sales to our wholesale customers.

Net sales increased $106,456, or 48.9%, for the thirty-nine weeks ended September 26, 2020 (“YTD Q3 2020”) compared to the same period in 2019. Our net sales consisted of online and offline sales, representing 93.9% and 6.1%, respectively, of the total net sales for YTD Q3 2020 (compared to 90.7% and 9.3%, respectively, for the same period in 2019). The net sales increase was driven by an increase of $107,080, or 54.2%, in online sales, offset by a decrease in offline sales of $624, or 3.0%. Our online sales channel increase was driven by an increase in ecommerce sales primarily driven by our sales growth from our flagship website, CarParts.com. The offline sales channel decreased primarily due to decreased sales to our wholesale customers.

Gross profit increased $21,978 or 103.9%, for the third quarter of 2020 compared to the same period of 2019 and increased $50,694, or 80.4%, in YTD Q3 2020 compared to YTD Q3 2019. Gross margin increased 620 basis points to 36.7% in the third quarter of 2020 compared to 30.5% in the third quarter of 2019. Gross margin increased 610 basis points to 35.1% for YTD Q3 2020 compared to 29.0% in the same period of 2019. The increase in gross profit and gross margin was primarily due to improved product mix, channel mix, and logistics optimization.

Operating Expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019

	(in thousands)		(in thousands)
Operating expense	$41,389	$22,601	$110,174	$69,144
Percent of net sales	35.3%	32.6%	34.0%	31.8%

Operating expense increased $18,788, or 83.1%, and increased $41,030, or 59.3%, for the third quarter of 2020 and YTD Q3 2020, respectively, compared to the same periods in 2019 primarily due to an increase in marketing expense as well as an increase in fulfillment expense. The increase in marketing expense was primarily due to an increase in marketing spend. The increase in fulfillment expense was primarily due to a higher number of fulfilled orders as well as additional expenses incurred from our Las Vegas, Nevada distribution center that opened in the third quarter of 2019.

Total Other Expense, Net

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019

	(in thousands)		(in thousands)
Other expense, net	$(302)	$(518)	$(1,381)	$(1,370)
Percent of net sales	(0.3)%	(0.7)%	(0.4)%	(0.6)%

Total other expense, net, decreased $216, or 41.8%, and for the third quarter compared to the same period in 2019 primarily due to a decrease in interest expense attributable to paying off the trade letters of credit balances during the third quarter of 2020. Total other expense, net, increased $11, or 0.8%, for YTD Q3 2020 primarily due to an increase in interest expense attributable to an increase in capital assets for the distribution centers, offset by a decrease in interest expense attributable to paying off the trade letters of credit balances during the third quarter of 2020.

Income Tax Provision (Benefit)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019

	(in thousands)		(in thousands)
Income tax provision (benefit)	$45	$(552)	$199	$(1,018)
Percent of net sales	0.0%	(0.8)%	0.1%	(0.5)%

For the thirteen and thirty-nine weeks ended September 26, 2020, the effective tax rate for the Company’s operations was 3.2% and 9.2%, respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different effective tax rates, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax on the current period pre-tax income.

For the thirteen and thirty-nine weeks ended September 28, 2019, the effective tax rate for the Company’s operations was 27.9% and 13.6%, respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different effective tax rates, and share-based compensation that is either non-deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount.

The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the thirty-nine weeks ended September 26, 2020, there was no material change from fiscal year ended 2019 in the amount of the Company's deferred tax assets that are not more likely than not to be realized in future years.

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

Liquidity and Capital Resources

Sources of Liquidity

During the thirty-nine weeks ended September 26, 2020 and September 28, 2019, we primarily funded our operations with cash and cash equivalents generated from operations and proceeds from our public equity offering. As of September 26, 2020, our outstanding revolving loan balance under our credit facility was $0. We had cash and cash equivalents of $58,971 as of September 26, 2020, representing a $56,698 increase from $2,273 of cash as of December 28, 2019. The cash increase was primarily attributable to proceeds from the issuance of common stock from the August 2020 public equity offering. Based on our current operating plan, and despite the current uncertainty resulting from the COVID-19 pandemic, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our credit facility will be sufficient to finance our operations through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).

As of September 26, 2020, our credit facility provided for a revolving commitment of up to $30,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment (see “Debt and Available Borrowing Resources” below).

Working Capital

As of September 26, 2020 and December 28, 2019, our working capital was $70,663 and $2,427, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the thirty-nine weeks ended September 26, 2020 and September 28, 2019 (in thousands):

	Thirty-Nine Weeks Ended
	September 26, 2020	September 28, 2019
Net cash provided by operating activities	$1,610	$4,327
Net cash used in investing activities	(6,936)	(4,686)
Net cash provided by (used in) financing activities	62,019	(562)
Effect of exchange rate changes on cash	5	(2)
Net change in cash and cash equivalents	$56,698	$(923)

Operating Activities

Net cash provided by operating activities for the thirty-nine weeks ended September 26, 2020 and September 28, 2019 was $1,610 and $4,327, respectively. The decrease was primarily due to an increase in inventory from higher demand for online auto parts to support higher revenues and to supply our new distribution center in Texas opening in the fourth quarter of 2020, offset by a higher balance in accrued expense and accounts payable because of an increase in inventory purchases and timing of payments, further offset by net income.

Investing Activities

For the thirty-nine weeks ended September 26, 2020 and September 28, 2019, net cash used in investing activities was the result of additions to property and equipment ($6,936 and $4,686, respectively), which are mainly related to capitalized website and software development costs.

Financing Activities

Net cash provided by (used in) financing activities was $62,019 and ($562) for the thirty-nine weeks ended September 26, 2020 and September 28, 2019. The main reason attributable for the shift to net cash provided was primarily due to common stock issuances from the August 2020 public equity offering.

Debt and Available Borrowing Resources

Total debt was $10,589 as of September 26, 2020 compared to $11,056 as of December 28, 2019 and primarily consists of right-of-use obligations - finance.

The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. Our Credit Facility also provides for an option to increase the aggregate principal amount from $30,000 to $40,000 subject to lender approval. As of September 26, 2020, our outstanding revolving loan balance was $0. The outstanding standby letters of credit balance as of September 26, 2020 was $1,550, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet. We used the trade letters of credit in the ordinary course of business to satisfy certain vendor obligations.

Loans drawn under the Credit Facility bear interest at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.25% to 1.75% per annum based on the Company’s fixed charge coverage ratio, or (b) an “alternate prime base rate” subject to a reduction by 0.25% to 0.75% per annum based on the Company’s fixed charge coverage ratio. As of September 26, 2020, the Company’s LIBOR based interest rate was 1.44% (on $0 principal) and the Company’s prime based rate was 3.00% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three consecutive business days, and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $3,000 the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. The Company’s excess availability was $22,519 as of September 26, 2020. The Credit Facility matures on December 16, 2022.

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

Seasonality

We believe our business is subject to seasonal fluctuations. We have historically experienced higher sales of body parts in winter months when inclement weather and hazardous road conditions typically result in more automobile collisions. Hard parts and performance parts and accessories have historically experienced higher sales in the summer months when consumers have more time to undertake elective projects to maintain and enhance the performance of their automobiles and the warmer weather during that time is conducive for such projects. We expect the historical seasonality trends to continue, and such trends may have a material impact on our financial condition and results of operations in subsequent periods.

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

There were no significant changes to our critical accounting policies during the thirteen weeks ended September 26, 2020. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations (for further detail refer to our Annual Report on Form 10-K that we filed with the SEC on March 10, 2020):

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

ITEM 1A.             RISK FACTORS

Our business is subject to a number of risks which are summarized and then discussed in more detail below. Other risks are presented elsewhere in this report and in our other filings with the SEC. You should consider carefully the following risks in addition to the other information contained in this report and our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K, and any amendments thereto, before deciding to buy, sell or hold our common stock. If any of the following known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

Risk Factors Summary

Our business and industry are subject to a number of risks which are summarized, as follows:

Risks Related To Our Operations

●	Purchasers of aftermarket auto parts may not choose to shop online.
●	Shifting online consumer behavior of purchasers of aftermarket auto parts.
●	If hosts of third-party marketplaces limit our access, we could lose a substantial portion of our revenues.
●	During the first quarter of fiscal 2020, we recorded a net loss, and our net losses may continue in fiscal year 2020.
●	Our operations are restricted by our credit agreement, and our ability to borrow funds under our credit facility is subject to a borrowing base.
●	If our assets become impaired, we may be required to record a significant charge to earnings.
●	We are highly dependent upon key suppliers.
●	We are dependent upon relationships with suppliers in Taiwan and China for the majority of our products.
●	Our financial condition and results of operations for fiscal year 2020 may be adversely affected by the recent coronavirus outbreak.
●	We depend on third-party delivery services to deliver our products to our customers, and any deterioration in our relationship or increases in the fees could adversely affect our business and financial condition.
●	If commodity prices such as fuel, plastic and steel increase, our margins may be negatively impacted.
●	Inability to manage the challenges associated with our international operations.
●	If our fulfillment operations are interrupted for any significant period of time or are not sufficient to accommodate increased demand, our sales could decline and our reputation could be harmed.
●	We face intense competition and operate in an industry with limited barriers to entry.
●	Failure to offer a broad selection of products at competitive prices or to maintain sufficient inventory.
●	We rely on key personnel and may need additional personnel for the success and growth of our business.
●	As a result of our international operations, we have foreign exchange risk.

●	Our product catalog database could be stolen, misappropriated or damaged, or a competitor might create a substantially similar catalog without infringing our rights.
●	Economic conditions have had, and may continue to have an adverse effect on the demand for aftermarket auto parts and could adversely affect our sales and operating results.
●	The seasonality of our business places increased strain on our operations.
●	Vehicle miles driven have fluctuated and may decrease.
●	We will be required to collect and pay more sales taxes, and possibly for other fees and penalties.
●	Our ability to use net operating loss carryforwards to offset future income may be limited.
●	Our estimate of the size of our addressable market may prove to be inaccurate.
●	Higher wage and benefit costs could adversely affect our business.

Regulatory And Litigation Risks

●	We face exposure to product liability lawsuits.
●	Failure to comply with privacy laws and regulations and failure to adequately protect customer data.
●	The regulatory framework is constantly evolving, and privacy concerns could adversely affect our business.
●	Challenges by OEMs to the validity of the auto parts industry and claims of intellectual property infringement.
●	Inability to protect our intellectual property rights.
●	We could incur substantial judgments, fines, legal fees and other costs relating to litigation matters or certain laws and governmental regulations.
●	Changes in tax laws or regulations that are applied adversely to us or our customers.
●	Existing or future government regulation could expose us to liabilities and costly changes in our business.
●	We may be affected by global climate change or by legal, regulatory, or market responses to such change.
●	Possible new tariffs that might be imposed by the United States government.

Risks Relating To Our Use Of Technology

●	We depend on search engines and other online sources to attract visitors to our websites and marketplace channels, and the ability to attract and convert them into customers in a cost-effective manner.
●	We rely on bandwidth and data center providers, and any failure or interruption in the services provided could disrupt our business and cause us to lose customers.
●	Security threats, such as ransomware attacks, to our IT infrastructure could expose us to liability, and damage our reputation and business.
●	Dependence on open-source software could expose us to uncertainty and potential liability.
●	System failure, including failures due to natural disasters or other catastrophic events, could prevent access to our websites, which could reduce our net sales and harm our reputation.
●	Problems with the design, updating, integration or implementation of our new enterprise resource planning system or other IT systems could interfere with our business and operations.
●	Inability to respond to technological change causing our websites to become obsolete.
●	Use of social media may adversely impact our reputation or subject us to fines or other penalties.

Risks Related To Our Capital Stock

●	Our common stock price may continue to be volatile, which may result in losses to our stockholders.

●	Our future operating results may fluctuate and may fail to meet market expectations.
●	Failure to maintain an effective system of internal control over financial reporting or comply with Section 404 of the Sarbanes-Oxley Act of 2002 could cause our stock price to decline.
●	Our charter documents could deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.
●	We do not intend to pay dividends on our common stock.

Risks Related To Our Operations

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

If the hosts of third-party marketplaces limit our access to such marketplaces, our operations and financial results will be adversely affected.

Third-party marketplaces account for a significant portion of our revenues. Our sales on eBay and Amazon represented a combined 34.6% of total sales in the thirty-nine weeks ended September 26, 2020. We anticipate that sales of our products on third-party marketplaces will continue to account for a significant portion of our revenues. In the future, the loss of access to these third-party marketplaces, or any significant cost increases from operating on the marketplaces, could significantly reduce our revenues, and the success of our business depends partly on continued access to these third-party marketplaces. Our relationships with our third-party marketplace providers could deteriorate as a result of a variety of factors, such as if they become concerned about our ability to deliver quality products on a timely basis or to protect a third-party’s intellectual property. In addition, third-party marketplace providers could prohibit our access to these marketplaces if we are not able to meet the applicable required terms of use. Loss of access to a marketplace channel could result in lower sales, and as a result, our business and financial results may suffer.

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

While we did not have any outstanding revolver debt under our Credit Agreement as of September 26, 2020, we may have outstanding revolver debt in the future. Any outstanding indebtedness would have important consequences, including the following:

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

Furthermore, our ability to satisfy our debt service obligations depends, among other things, upon fluctuations in interest rates, our future operating performance and ability to refinance indebtedness when and if necessary. These factors depend partly on economic, financial, competitive and other factors beyond our control. We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures and general operating expenses. In addition, if we need to refinance our debt, or obtain additional debt financing or sell assets or equity to satisfy our debt service obligations, we may not be able to do so on commercially reasonable terms, if at all. If this were to occur, we may need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations. The Company’s outstanding letters of credit balance as of September 26, 2020 was $1,550, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet.

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

We are highly dependent upon key suppliers and an interruption in such relationships or our ability to obtain parts from such suppliers could adversely affect our business and results of operations.

Our top ten suppliers represented approximately 63% of our total product purchases during the thirty-nine weeks ended September 26, 2020. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For the thirty-nine weeks ended September 26, 2020, our product purchases from three drop-ship suppliers represented approximately 6% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

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

We are dependent upon relationships with suppliers in Taiwan and China for the majority of our products, which exposes us to complex regulatory regimes and logistical challenges.

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

Our financial condition and results of operations for fiscal year 2020 may be adversely affected by the recent coronavirus outbreak.

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

Our success depends on our ability to successfully receive and fulfill orders and to promptly deliver our products to our customers. The majority of orders for our auto parts products are filled from our inventory in our distribution centers, where all our inventory management, packaging, labeling and product return processes are performed. Increased demand and other considerations may require us to expand our distribution centers or transfer our fulfillment operations to larger or other facilities in the future. If we do not successfully expand our fulfillment capabilities in response to increases in demand, our sales could decline.

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

Additionally, we have experienced significant competitive pressure from certain of our suppliers who are now selling their products directly to customers. Since our suppliers have access to merchandise at very low costs, they can sell products at lower prices and maintain higher gross margins on their product sales than we can. Our financial results have been negatively impacted by direct sales from our suppliers to our current and potential customers, and our total number of orders and average order value may decline due to increased competition. Continued competition from our suppliers may also continue to negatively impact our business and results of operations, including through reduced sales, lower operating margins, reduced profitability, loss of market share and diminished brand recognition. We have implemented and will continue to implement several strategies to attempt to overcome the challenges created by our suppliers selling directly to our customers and potential customers, including optimizing our pricing, continuing to increase our mix of house brand products and improving our websites, which may not be successful. If these strategies are not successful, our operating results and financial conditions could be materially and adversely affected.

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

We sell aftermarket auto parts consisting of replacement parts, hard parts, and performance parts. Demand for our products has been and may continue to be adversely affected by general economic conditions. In declining economies, consumers often defer regular vehicle maintenance and may forego purchases of nonessential performance and accessories products, which can result in a decrease in demand for auto parts in general. Consumers also defer purchases of new vehicles, which immediately impacts performance parts and accessories, which are generally purchased in the first six months of a vehicle’s lifespan. In addition, during economic downturns some competitors may become more aggressive in their pricing practices, which would adversely impact our gross margin and could cause large fluctuations in our stock price. Certain suppliers may exit the industry which may impact our ability to procure parts and may adversely impact gross margin as the remaining suppliers increase prices to take advantage of limited competition.

The seasonality of our business places increased strain on our operations.

We have historically experienced higher sales of replacement parts in winter months when inclement weather and hazardous road conditions typically result in more automobile collisions. Hard parts and performance parts and accessories have historically experienced higher sales in the summer months when consumers have more time to undertake elective projects to maintain and enhance the performance of their automobiles and the warmer weather during that time is conducive for such projects. We also have experienced increased demand following the issuance of tax rebates by the government. If we do not stock or restock popular products in sufficient amounts such that we fail to meet increased customer demand, it could significantly affect our revenue and our future growth. Likewise, if we overstock products in anticipation of increased demand, we may be required to take significant inventory markdowns or write-offs and incur commitment costs, which could reduce profitability.

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

Our ability to use net operating loss carryforwards to offset future income may be limited.

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

Our estimate of the size of our addressable market may prove to be inaccurate.

Data for retail sales of auto products is collected for most, but not all channels, and as a result, it is difficult to estimate the size of the market and predict the rate at which the market for our products will grow, if at all. While our market size estimate was made in good faith and is based on assumptions and estimates we believe to be reasonable, this estimate may not be accurate. If our estimates of the size of our addressable market are not accurate, our potential for future growth may be less than we currently anticipate, which could have a material adverse effect on our business, financial condition, and results of operations.

Higher wage and benefit costs could adversely affect our business.

Changes in federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefit costs. Increased labor costs brought about by changes in minimum wage laws, other regulations or prevailing market conditions could increase our expenses and have an adverse impact on our profitability.

Regulatory and Litigation Risks

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

The regulatory framework for data privacy is constantly evolving, and privacy concerns could adversely affect our operating results.

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

The United States Patent and Trademark Office records indicate that OEMs are seeking and obtaining more design patents and trademarks then they have in the past. In some cases, we have entered into license agreements that allow us to sell aftermarket parts that replicate OEM patented parts in exchange for a royalty. In the event that our license agreements, or other similar license arrangements are terminated or we are unable to agree upon renewal terms, we may be subject to restrictions on our ability to sell aftermarket parts that replicate parts covered by design patents or trademarks, which could have an adverse effect on our business.

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

Risks Related To Our Use Of Technology

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

We maintain a network of websites which requires substantial development and maintenance efforts, and entails significant technical and business risks. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our websites. The Internet and the e-commerce industry are characterized by rapid technological change, the emergence of new industry standards and practices and changes in customer requirements and preferences. Therefore, we may be required to license emerging technologies, enhance our existing websites, develop new services and technology that address the increasingly sophisticated and varied needs of our current and prospective customers, and adapt to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner. Our ability to remain technologically competitive may require substantial expenditures and lead time and our failure to take necessary action in a timely manner to improve our websites and other technology applications may harm our business and results of operations.

Use of social media may adversely impact our reputation or subject us to fines or other penalties.

The use of social media platforms, including blogs, social media websites and other forms of internet-based communication, which allow individuals access to a broad audience of consumers and other interested persons, has become commonplace. Negative commentary regarding us or the brands that we sell may be posted on social media platforms or similar devices at any time and may harm our reputation or business. Consumers value readily available information concerning retailers and their goods and services and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction. In addition, social media platforms provide users with access to such a broad audience that collective action against our website and marketplace stores, such as boycotts, can be more easily organized. If such actions were organized, we could suffer reputational damage as well as physical damage to our stores and merchandise.

We also use social media platforms as marketing tools or as channels to disseminate information. For example, the Company and its executive officers maintain Facebook, Instagram, Twitter, LinkedIn, and other social media accounts, where marketing and other information relevant to customers and investors is disseminated. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.

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

Since the completion of our initial public offering in February 2007 through September 26, 2020, the trading price of our common stock has been volatile, ranging from a high of $16.44 per share to a low per share of $0.88. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

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

While management has concluded that our internal controls over financial reporting were effective as of September 26, 2020, we have in the past, and could in the future, have a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.

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

10.2

Thirteenth Amendment to Credit Agreement and Fifth Amendment to Pledge and Security Agreement, dated July 31, 2020 by and among CarParts.com, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2020.

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

Date:	November 9, 2020	CARPARTS.COM, INC.

		By:	/s/ Lev Peker
Lev Peker
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ David Meniane
David Meniane
Chief Financial Officer and Chief Operating Officer
(Principal Financial Accounting Officer)