Form 10-K
period 2021-01-02
CarParts.com, Inc.
filed 2021-03-16
CIK 1378950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ◻    No  ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ◻    No  ⌧

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

Large accelerated filer	☐	Accelerated filer	⌧
Non-Accelerated filer	☐	Smaller reporting company	⌧
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes  ◻    No  ⌧

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 26, 2020 was approximately $229.9 million (based on the closing sales price of the registrant’s common stock on that date). For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 9, 2021, there were 48,092,549 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

CARPARTS.COM, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 2, 2021

Unless the context requires otherwise, as used in this report, the terms “CarParts.com,” the “Company,” “we,” “us” and “our” refer to CarParts.com, Inc. and its subsidiaries. Unless otherwise stated, all amounts are presented in thousands.

CarParts.com®, Kool-Vue®, JC Whitney®, Evan Fischer®, SureStop®, TrueDrive®, DriveWire®, and DriveMotive®, amongst others, are our United States trademarks. All other trademarks and trade names appearing in this report are the property of their respective owners.

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

PART I

ITEM 1.             BUSINESS

Overview

CarParts.com, Inc. is a leading online provider of aftermarket auto parts and accessories. Our mission is to provide an easy online shopping experience to help customers get back on the road quickly.

We principally sell our products, identified as stock keeping units (“SKUs”), to individual consumers through our flagship website at www.carparts.com and online marketplaces. Our user-friendly website, and mobile-friendly platform, provide customers with a comprehensive selection of over 820,000 SKUs with detailed product descriptions, attributes and photographs. We have developed a proprietary product database that maps our SKUs to product applications based on vehicle makes, models and years to help ensure the right part for each specific vehicle is provided. Our online sales channel and relationships with suppliers enable us to eliminate intermediaries in the traditional auto parts supply chain and to offer a broader selection of SKUs than can easily be offered by offline retailer competition.

We were incorporated in California in 1995 as a distributor of aftermarket auto parts and launched our first website in 2000. We reincorporated in Delaware in 2006 and expanded our online operations, increasing the number of SKUs sold through our e-commerce network, adding additional websites, improving our internet marketing proficiency, and commencing sales on online marketplaces.

In July of 2020, we changed the name of our company to CarParts.com, Inc. as we consolidated our network of websites into one e-commerce flagship website, www.carparts.com. In January of 2021, we launched the first electric vehicle (EV) and hybrid focused online shopping hub at www.carparts.com/ev.

Our strategy is Right Part, Right Time, and Right Place, as outlined below:

Right Part means ensuring our customers can find a solution to fix their vehicle on our website. Our efforts to accomplish this include curating our proprietary catalogue, creating a fast, mobile-friendly user experience, building a world class data science and inventory forecasting teams and investing more heavily in our logistics and merchandising capabilities. We continue to take steps to improve our product offerings and offer customers premium products at value prices to assist customers on finding the right part.

Right Time means getting the customers back on the road quickly. We added new distribution centers over the past two years to continue improving the customer click to delivery time so that we can keep meeting our customers’ evolving expectations. Our goal is to continue to make investments to improve delivery times by getting closer to our customers to provide them the parts they need in adequate time to get back on the road quickly.

Right Place means empowering our customers to choose how they want to repair and maintain their vehicle. Whether the customer is a Do-It-Yourself (“DIY”) or a Do-It-For-Me (“DIFM”) customer, we intend to continue offering them the resources, tools, and turn-key solutions to get back on the road. Our vision is to provide customers an experience where they can order their repairs or maintain their vehicle and never leave their house. Whether we send a mobile mechanic or refer the customer to a trusted auto repair shop, we intend to be there to solve the customer’s needs and make investments in our technology, or other platforms, to bring this vision to reality.

Our corporate website is located at www.caparts.com/investor.

We report on a 52/53-week fiscal year, ending on the Saturday nearest the end of December. References to 2020 and 2019 relate to the 53-week fiscal year ended January 2, 2021 and the 52-week fiscal year ended December 28, 2019 respectively.

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

Replacement Parts. The replacement parts category is primarily comprised of parts for the exterior of an automobile. Our parts in this category are typically replacement parts for original body parts that have been damaged as a result of a collision or through general wear and tear. In addition, we sell an extensive line of mirror products, including one of our own house brands (formerly referred to as private label) called Kool-Vue®, which are marketed and sold as aftermarket replacement parts and as upgrades to existing parts.

Hard Parts. The hard parts category is comprised of engine and chassis components as well as other mechanical and electrical parts, including one of our own house brands of aftermarket catalytic converters called Evan Fischer®. These parts serve as replacement parts for existing engine parts and are generally used by professionals and do-it-yourselfers for engine and mechanical maintenance and repair.

Performance Parts and Accessories. We offer performance versions of many parts sold in each of the above categories, including parts from one of our own house brands, JC Whitney®. Performance parts and accessories generally consist of parts that enhance the performance of the automobile, upgrade existing functionality of a specific part or improve the physical appearance or comfort of the automobile.

Our Sales Channels

Our sales channels include the online channel and the offline channel.

Online Sales Channel. Our online sales channel primarily consists of our flagship e-commerce website www.carparts.com. We also sell our products through online marketplaces, including third-party auction sites and shopping portals, which provide us with access to additional consumer segments. The majority of our online sales are to individual consumers.

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

Stock-and-Ship Fulfillment. Our stock-and-ship products are sourced primarily from manufacturers and other suppliers located in Asia and in the United States and are stored in one of our distribution centers located in Virginia, Illinois, Nevada or Texas. We also use temporary outside storage and third-party logistics partners from time to time. All products received into our distribution centers are entered into our inventory management systems, allowing us to closely monitor inventory availability. We consider a number of factors in determining which items to stock in our distribution centers, including which products can be purchased at a meaningful discount to domestic prices for similar items, which products have historically sold in high volumes, and which products may be out of stock when we attempt to fulfill via drop-ship.

Drop-Ship Fulfillment. We have developed relationships with several United States-based auto parts distributors that operate their own distribution centers and can deliver products directly to our customers. We internally developed a proprietary distributor selection system, Auto-Vend™, which allows us to electronically select multiple vendors for a given order. Auto-Vend™ will attempt to first direct an order to one of our warehouses. If the product is not in stock, Auto-Vend™ will process the order to the next appropriate vendor based on customer location, cost, contractual agreements, and service level history.

Suppliers

We source our products from two primary regions: (1) our house brands product sourced primarily through manufacturers and distributors in the Asia-Pacific region, and (2) our branded product sourced primarily through drop-ship manufacturers and distributors located in the United States.

House Brands Product. Our house brands suppliers offer products which are generally less expensive and we believe provide better value for our consumers. As a result, our mix shift towards house brands product has continued to increase on a year-over-year basis. We stock-and-ship our house brands products in our distribution centers. We currently have over 66,000 house brands SKUs in our product selection.

Branded Product. Serving as a stocking distributor for many branded products, we have developed and implemented application programming interfaces with the majority of our branded, drop ship suppliers that allow us to electronically transmit orders, check inventory availability, and receive the shipment tracking information which is easily passed on to our customers. In addition, we are a significant customer for many of our drop-ship vendors and have long standing relationships and contracts with many of these suppliers. For the fiscal year ended January 2, 2021, three of our drop-ship vendors accounted for approximately 5% of our total product purchases. We currently have over 754,000 branded SKUs in our product selection.

Marketing

Our online marketing efforts are primarily designed to attract visitors to www.carparts.com, convert visitors into purchasing customers and encourage repeat purchases among our existing customer base. We use a variety of marketing methods, including online marketing methods to attract visitors, which include paid search advertising, search engine optimization, affiliate programs, e-mail marketing and inclusion in online shopping engines. To convert visitors into paying customers, we periodically run promotions for discounted products. We seek to create cross-selling opportunities by displaying complementary and related products available for sale throughout the purchasing process, including bundled kits and sets. We utilize several marketing techniques, including targeted e-mails about specific vehicle promotions, to increase customer awareness of our products.

International Operations

In April 2007, we established offshore operations in the Philippines. Our offshore operations allow us to access a workforce with the necessary technical skills at a significantly lower cost than comparably experienced U.S.-based professionals. Our offshore operations are responsible for a majority of our website development, catalog management, and back office support. Our offshore operations also house our main call center. We also primarily source our house brands product from suppliers in the Asia-Pacific region.

Competition

The auto repair information and parts industry is competitive and highly fragmented, with products distributed through multi-tiered and overlapping channels. We compete with both online and offline retailers who offer original equipment manufacturer (“OEM”), aftermarket and private label parts to either the DIY or DIFM customer segments. Current or potential competitors include the following:

●	national auto parts retailers such as Advance Auto Parts, AutoZone, Napa Auto Parts, CarQuest, O’Reilly Automotive and Pep Boys;
●	large online marketplaces such as Amazon.com (“Amazon”) and sellers on eBay;
●	other online retailers of automotive products and auto repair information websites;
●	local independent retailers or niche auto parts retailers;
●	wholesale aftermarket auto parts distributors such as LKQ Corporation; and
●	manufacturers, brand suppliers and other distributors selling online directly to consumers.

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

Human Capital

Our ability to recruit, retain, and develop our employees is key to our long-term growth and success. As of January 2, 2021, we had 1,023 employees in the United States and 626 employees in the Philippines for a total of 1,649 employees, representing a 96% increase in our employee workforce as compared to December 28, 2019. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce. None of our employees are represented by a labor union and we consider employee relations to be good.

Diversity and Inclusion

We strive to build and create a culture where each person feels valued, respected and understood. As of January 2, 2021, the makeup of our employees consisted of 39% women and approximately 79% non-white.

Employee Engagement

We value employee feedback and are committed to collecting regular feedback primarily through employee surveys. As discussed in the following section, we provided additional surveys and tools in fiscal year 2020 in response to the challenges of remote work and the COVID-19 pandemic. In addition, we believe that offering training and career growth opportunities is valuable for employee engagement and we often have promoted current employees to higher level positions.

Human Capital Response to COVID-19 Pandemic

In response to the COVID-19 pandemic, we implemented policies that provide for the health, safety and welfare of our employees. In early 2020, we successfully transitioned many of our employees to a remote work environment and gave those employees additional tools and hardware, as needed, to replicate a comfortable work setting. We also provided enhanced safety measures to safeguard our employees at our distribution centers. Throughout the COVID-19 pandemic, we offered mental health tools and resources to our employees and provided the option for employees to take additional vacation days.

Intellectual Property

Our intellectual property, including trademarks, service marks, domain names, patents, copyrights and trade secrets, is an important part of our business. To protect our intellectual property, we rely on a combination of laws and regulations, in addition to intellectual property rights in the United States and other jurisdictions, including trademarks, copyrights, and trade secret laws, together with contractual provisions and technical measures that we have implemented. To protect our trade secrets, we maintain strict control access to our proprietary systems and technology, including our platforms and infrastructure environments. We also enter into confidentiality and invention assignment agreements with our employees and consultants, as well as confidentiality and non-disclosure agreements with third parties that provide products and services to us.

We have trademarks registered in the United States and pending in various countries for some of our core properties, including “CarParts.com”, “JC Whitney”, “Kool Vue”, “Evan Fischer”, SureStop®, TrueDrive®, DriveWire®, and DriveMotive®, amongst others, and we have additional trademark applications pending in the United States and other jurisdictions.

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

Seasonality

We believe our business is subject to seasonal fluctuations. We have historically experienced higher sales of body parts in winter months when inclement weather and hazardous road conditions typically result in more automobile collisions. Hard parts and performance parts and accessories have historically experienced higher sales in the summer months when consumers have more time to undertake elective projects to maintain and enhance the performance of their automobiles and the warmer weather during that time is conducive for such projects. These historical seasonality trends could continue, and such trends may have a material impact on our financial condition and results of operations in subsequent periods.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge on the Investor Relations section of our corporate website located at www.carparts.com/investor as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The inclusion of our website address in this report does not include or incorporate by reference into this report any information on our website.

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

Risk Factors Summary

Our business and industry are subject to a number of risks that could adversely affect our business, financial condition and operating results. These risks are discussed in more detail below and include, but are not limited to, risks related to the following:

Risks Related To Our Operations

●	Purchasers of aftermarket auto parts may not choose to shop online.
●	Shifting online consumer behavior of purchasers of aftermarket auto parts.
●	If hosts of third-party marketplaces limit our access, we could lose a substantial portion of our revenues.
●	During fiscal year 2020, we recorded a net loss, and our net losses may continue in fiscal year 2021.
●	Our operations are restricted by our credit agreement, and our ability to borrow funds under our credit facility is subject to a borrowing base.
●	If our assets become impaired, we may be required to record a significant charge to earnings.
●	We are highly dependent upon key suppliers.
●	We are dependent upon relationships with suppliers in Taiwan and China for the majority of our products.
●	Our financial condition and results of operations for fiscal year 2021 may be adversely affected by a prolonged coronavirus outbreak.
●	We depend on third-party delivery services, both inbound and outbound, to deliver our products to our distribution centers and customers, and any increases in the fees could adversely affect our financial condition.
●	If commodity prices such as fuel, plastic and steel increase, our margins may be negatively impacted.
●	Inability to manage the challenges associated with our international operations.
●	If our fulfillment operations are interrupted for any significant period of time, our sales could decline.
●	We face intense competition and operate in an industry with limited barriers to entry.

●	Failure to offer a broad selection of products at competitive prices or to maintain sufficient inventory.
●	We rely on key personnel and may need additional personnel for the success and growth of our business.
●	As a result of our international operations, we have foreign exchange risk.
●	Our product catalog database could be stolen, misappropriated or damaged, or a competitor might create a substantially similar catalog without infringing our rights.
●	Economic conditions have had, and may continue to have an adverse effect on the demand for aftermarket auto parts and could adversely affect our sales and operating results.
●	The seasonality of our business places increased strain on our operations.
●	Vehicle miles driven have fluctuated and may decrease.
●	We will be required to collect and pay more sales taxes, and possibly for other fees and penalties.
●	Our ability to use net operating loss carryforwards to offset future income may be limited.
●	Our estimate of the size of our addressable market may prove to be inaccurate.
●	Higher wage and benefit costs could adversely affect our business.

Regulatory And Litigation Risks

●	We face exposure to product liability lawsuits.
●	Failure to comply with privacy laws and regulations and failure to adequately protect customer data.
●	The regulatory framework is constantly evolving, and privacy concerns could adversely affect our business.
●	Challenges by OEMs to the validity of the auto parts industry and claims of intellectual property infringement.
●	Inability to protect our intellectual property rights.
●	We could incur substantial judgments, fines, legal fees and other costs relating to litigation matters or certain laws and governmental regulations.
●	Changes in tax laws or regulations that are applied adversely to us or our customers.
●	Existing or future government regulation could expose us to liabilities and costly changes in our business.
●	We may be affected by global climate change or by legal, regulatory, or market responses to such change.
●	Possible new tariffs that might be imposed by the United States government.

Risks Relating To Our Use Of Technology

●	We depend on search engines and other online sources to attract visitors to our websites and marketplace channels, and the ability to attract and convert them into customers in a cost-effective manner.
●	We rely on bandwidth and data center providers, and any failure or interruption in the services provided could disrupt our business and cause us to lose customers.
●	Security threats, such as ransomware attacks, to our IT infrastructure could expose us to liability, and damage our reputation and business.
●	Dependence on open-source software could expose us to uncertainty and potential liability.
●	System failures could prevent access to our websites which could reduce our net sales and harm our reputation.
●	Problems with the design, updating, integration or implementation of our new enterprise resource planning system or other IT systems could interfere with our business and operations.

●	Inability to respond to technological change causing our websites to become obsolete.
●	Use of social media may adversely impact our reputation or subject us to fines or other penalties.

Risks Related To Our Capital Stock

●	Our common stock price may continue to be volatile, which may result in losses to our stockholders.
●	Our future operating results may fluctuate and may fail to meet market expectations.
●	Failure to maintain an effective system of internal control over financial reporting or comply with Section 404 of the Sarbanes-Oxley Act of 2002 could cause our stock price to decline.
●	Our charter documents could deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.
●	We do not intend to pay dividends on our common stock.
●	Future capital raises may dilute our existing stockholders’ ownership.

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

Third-party marketplaces account for a significant portion of our revenues. Our sales on eBay and Amazon represented a combined 35.1% of total sales for the fiscal year ended January 2, 2021. We anticipate that sales of our products on third-party marketplaces will continue to account for a significant portion of our revenues. In the future, the loss of access to these third-party marketplaces, or any significant cost increases from operating on the marketplaces, could significantly reduce our revenues, and the success of our business depends partly on continued access to these third-party marketplaces. Our relationships with our third-party marketplace providers could deteriorate as a result of a variety of factors, such as if they become concerned about our ability to deliver quality products on a timely basis or to protect a third-party’s intellectual property. In addition, third-party marketplace providers could prohibit our access to these marketplaces if we are not able to meet the applicable required terms of use. Loss of access to a marketplace channel could result in lower sales, and as a result, our business and financial results may suffer.

During fiscal year 2020, we recorded a net loss, and our net losses may continue in fiscal year 2021.

If our net losses continue in fiscal year 2021, they could severely impact our liquidity, as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our credit facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. In such case, there can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If our net losses were to continue, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.

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

While we did not have any outstanding revolver debt under our Credit Agreement as January 2, 2021, we may have outstanding revolver debt in the future. Any outstanding indebtedness would have important consequences, including the following:

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

Furthermore, our ability to satisfy our debt service obligations depends, among other things, upon fluctuations in interest rates, our future operating performance and ability to refinance indebtedness when and if necessary. These factors depend partly on economic, financial, competitive and other factors beyond our control. We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures and general operating expenses. In addition, if we need to refinance our debt, or obtain additional debt financing or sell assets or equity to satisfy our debt service obligations, we may not be able to do so on commercially reasonable terms, if at all. If this were to occur, we may need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations. The Company’s outstanding letters of credit balance as of January 2, 2021 was $1,550, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet.

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

Our top ten suppliers represented approximately 62% of our total product purchases during the fiscal year ended January 2, 2021. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For the fiscal year ended January 2, 2021, our product purchases from three drop-ship suppliers represented approximately 5% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

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

While our financial condition and results of operations for fiscal year 2020 were not adversely affected by the recent coronavirus outbreak, a prolonged outbreak potentially could affect fiscal year 2021.

COVID-19 was declared a pandemic by the World Health Organization in March 2020. To date, this pandemic has affected nearly all regions around the world. In the United States, businesses as well as federal, state and local governments implemented significant actions to mitigate this public health crisis. Our operations could be disrupted as a result of these actions. While we cannot predict the duration or scope of the COVID-19 pandemic, it may negatively impact our business and such impact could be material to our financial results, condition and outlook. The COVID-19 pandemic may also have the effect of worsening other areas such as, but not limited to, those related to:

●	reduction or volatility in demand for our products, which may be caused by, among other things: reduced online traffic and changes in consumer spending behaviors (e.g. consumer confidence in general macroeconomic conditions and a decrease in consumer spending);
●	disruption to our operations or the operations of our suppliers, through the effects of business and facilities closures, worker sickness and COVID-19 related inability to work, social, economic, political or labor instability in affected areas, transportation delays, and cost increases, travel restrictions and changes in operating procedures, including for additional cleaning and safety protocols;
●	impacts to our business partners' ability to operate or manage increases in their operating costs and other supply chain effects that may have an adverse effect on our ability to meet consumer demand and achieve cost targets;
●	increased volatility or significant disruption of global financial markets due in part to the COVID-19 pandemic, which could have a negative impact on our ability to access capital markets and other funding sources, on acceptable terms or at all and impede our ability to comply with debt covenants; and
●	The further spread of COVID-19, and the requirements to take action to mitigate the spread of the pandemic, will impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition.

We depend on third-party delivery services, for both inbound and outbound shipping, to deliver our products to our distribution centers and subsequently to our customers on a timely and consistent basis, and any deterioration in our relationship with any one of these third parties or increases in the fees that they charge could harm our reputation and adversely affect our business and financial condition.

We rely on third parties for the shipment of our products, both inbound and outbound shipping logistics, and we cannot be sure that these relationships will continue on terms favorable to us, or at all. Shipping costs have increased from time to time, and may continue to increase, and we may not be able to pass these costs directly to our customers. Any increased shipping costs could harm our business, prospects, financial condition and results of operations by increasing our costs of doing business and reducing gross margins which could negatively affect our operating results. In addition, we utilize a variety of shipping methods for both inbound and outbound logistics. For inbound logistics, we rely on trucking and ocean carriers and any increases in fees that they charge could adversely affect our business and financial condition. For outbound logistics, we rely on ‘‘Less-than-Truckload’’ (‘‘LTL’’) and parcel freight based upon the product and quantities being shipped and customer delivery requirements. These outbound freight costs have increased on a year-over-year basis and may continue to increase in the future. We also ship a number of oversized auto parts which may trigger additional shipping costs by third-party delivery services. Any increases in fees or any increased use of LTL would increase our shipping costs which could negatively affect our operating results.

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

Additionally, we have experienced significant competitive pressure from certain of our suppliers who are now selling their products directly to customers. Since our suppliers have access to merchandise at very low costs, they can sell products at lower prices and maintain higher gross margins on their product sales than we can. Our financial results have been negatively impacted by direct sales from our suppliers to our current and potential customers, and our total number of orders and average order value may decline due to increased competition. Continued competition from our suppliers may also continue to negatively impact our business and results of operations, including through reduced sales, lower operating margins, reduced profitability, loss of market share and diminished brand recognition. We have implemented and will continue to implement several strategies to attempt to overcome the challenges created by our suppliers selling directly to our customers and potential customers, including optimizing our pricing, continuing to increase our mix of house brands products and improving our websites, which may not be successful. If these strategies are not successful, our operating results and financial conditions could be materially and adversely affected.

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

Under the Tax Act, federal net operating losses (“NOL”s) incurred in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning before December 31, 2017, is limited. It is uncertain if and to what extent various states will conform to the Tax Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period) is subject to limitations on its ability to utilize its pre-ownership change NOL carryforwards to offset post-ownership change income. We may in the future experience ownership changes, and thus, our ability to utilize pre-ownership change NOL carryforwards to offset post-ownership change income may be limited. Such limitations may cause a portion of our NOL carryforwards to expire before we are able to utilize them. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

The United States Patent and Trademark Office records indicate that OEMs are seeking and obtaining more design patents and trademarks than they have in the past. In some cases, we have entered into license agreements that allow us to sell aftermarket parts that replicate OEM patented parts in exchange for a royalty. In the event that our license agreements, or other similar license arrangements are terminated or we are unable to agree upon renewal terms, we may be subject to restrictions on our ability to sell aftermarket parts that replicate parts covered by design patents or trademarks, which could have an adverse effect on our business.

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

On June 28, 2020, we detected a ransomware attack on our network that disrupted access to some of our systems. We immediately took steps to isolate the affected systems and contain the disruption to our information technology infrastructure, including taking some systems offline as a precautionary measure. Our IT team subsequently restored and recovered the affected IT systems to full functionality.

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

Moreover, we are subject to the Payment Card Industry Data Security Standard ("PCI DSS"), issued by the PCI Council. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. We cannot be certain that all of our information technology systems are able to prevent, contain or detect any cyber-attacks, cyber terrorism, or security breaches from known malware or malware that may be developed in the future. To the extent that any disruption results in the loss, damage or misappropriation of information, we may be materially adversely affected by claims from customers, financial institutions, regulatory authorities, payment card associations and others. In addition, the cost of complying with stricter privacy and information security laws and standards could be significant to us. For example, we were recently required to transition from PCI DSS 2.0 to PCI DSS 3.2.1. In January 2021, we were deemed to be PCI compliant with the new security standards by the PCI Council. In the future, there could be additional new standards and there is no guarantee that we will be able to conform to these new standards, and if we fail to meet these standards, we could become subject to fines and other penalties and experience a significant increase in payment card transaction costs. In addition, such failure could damage our reputation, inhibit sales, and adversely affect our business.

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

We have experienced brief computer system interruptions in the past, and we believe they may continue to occur from time to time in the future. Our systems and operations are also vulnerable to damage or interruption from a number of sources, including a natural disaster or other catastrophic event such as an earthquake, typhoon, volcanic eruption, fire, flood, terrorist attack, computer viruses, power loss, telecommunications failure, physical and electronic break-ins and other similar events. For example, our headquarters and the majority of our infrastructure, including some of our servers, are located in Southern California, a seismically active region. We also maintain offshore and outsourced operations in the Philippines, an area that has been subjected to a typhoon and a volcanic eruption in the recent past. In addition, California has in the past experienced power outages as a result of limited electrical power supplies and due to recent fires in the southern part of the state. Such outages, natural disasters and similar events may recur in the future and could disrupt the operation of our business. Our technology infrastructure is also vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. Although the critical portions of our systems are redundant and backup copies are maintained offsite, not all of our systems and data are fully redundant. We do not presently have a formal disaster recovery plan in effect and may not have sufficient insurance for losses that may occur from natural disasters or catastrophic events. Any substantial disruption of our technology infrastructure could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders or operate our websites in a timely manner, or at all.

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

Since the completion of our initial public offering in February 2007 through January 2, 2021, the trading price of our common stock has been volatile, ranging from a high of $17.29 per share to a low per share of $0.88. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

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

While management has concluded that our internal controls over financial reporting were effective as of January 2, 2021, we have in the past, and could in the future, have a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.

Our charter documents could deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.

Provisions in our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Such provisions include the following:

●	our Board of Directors are authorized, without prior stockholder approval, to create and issue preferred stock which could be used to implement anti-takeover devices;
●	advance notice is required for director nominations or for proposals that can be acted upon at stockholder meetings;
●	our Board of Directors is classified such that not all members of our board are elected at one time, which may make it more difficult for a person who acquires control of a majority of our outstanding voting stock to replace all or a majority of our directors;
●	stockholder action by written consent is prohibited except with regards to an action that has been approved by the Board of Directors;
●	special meetings of the stockholders are permitted to be called only by the chairman of our Board of Directors or by a majority of our Board of Directors;

●	stockholders are not permitted to cumulate their votes for the election of directors; and
●	stockholders are permitted to amend certain provisions of our bylaws only upon receiving at least 66 2/3% of the votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class.

We do not intend to pay dividends on our common stock.

We currently do not expect to pay any cash dividends on our common stock for the foreseeable future.

Future capital raises may dilute our existing stockholders’ ownership.

If we raise additional capital by issuing equity securities, our existing stockholders’ percentage ownership may decrease, and these stockholders may experience substantial dilution.

ITEM 1B.             UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

As of January 2, 2021, the total square footage of our leased office and distribution centers was 966,000 square feet. This includes approximately 950,000 square feet for our corporate headquarters located in Torrance, California and distribution centers in Illinois, Virginia, Nevada and Texas; and approximately 16,000 square feet of office space in the Philippines.

ITEM 3.                LEGAL PROCEEDINGS

The information set forth under the caption “Legal Matters” in “Note 8-Commitments and Contingencies” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, and is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of this report.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on NASDAQ under the symbol “PRTS.”

Holders

As of March 8, 2021, there were approximately 16 registered stockholders of record of our common stock.

Dividend Policy

No dividends on common stock were paid during the fiscal year ended January 2, 2021. We issued approximately $71 and $161 in dividends to our Series A Preferred stockholders during the fiscal years ended January 2, 2021 and December 28, 2019, respectively. We do not anticipate that we will declare or pay any cash dividends on our common stock in the foreseeable future, and we will no longer pay dividends to our Series A Preferred stockholders since all outstanding preferred stock was converted to common stock in June 2020. For further details on the conversion of preferred stock to common stock, see the information set forth under the caption “Series A Convertible Preferred Stock” in “Note 5 - Stockholders’ Equity and Share-Based Compensation” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report. Our Credit Agreement with JPMorgan Chase Bank provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment. The Credit Agreement requires us to obtain a prior written consent from JPMorgan Chase Bank when we determine to pay any dividends on or make any distribution with respect to our common stock. Under the Second Amendment to Credit Agreement dated March 25, 2013, we obtained written consent from JPMorgan Chase Bank to pay dividends on our Series A Preferred Shares. See “Liquidity and Capital Resources” in Item 7 of Part II included in this report for further information on the covenants under the secured Credit Agreement. Any future determination to pay cash dividends on our common stock will be subject to the above restriction, as well as restrictions under any other existing indebtedness, at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and other factors the Board of Directors deems relevant.

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

Overview

We are a leading online provider of aftermarket auto parts, including replacement parts, hard parts, and performance parts and accessories. Our proprietary product database maps our SKUs to product applications based on vehicle makes, models and years. We principally sell our products to individual consumers through our flagship website at www.carparts.com and online marketplaces. Our corporate website is located at www.carparts.com/investor. The inclusion of our website addresses in this report does not include or incorporate by reference into this report any information on our websites.

We believe by disintermediating the traditional auto parts supply chain and selling products directly to customers online allows us to efficiently deliver products to our customers. Our mission is getting drivers back on the road and our strategy consists of the Right Part, Right Time, Right Place. Industry-wide trends that support our strategy and future growth include:

1.Number of SKUs required to serve the market. The number of automotive SKUs has grown dramatically over the last several years. In today’s market, unless the consumer is driving a high volume produced vehicle and needs a simple maintenance item, the part they need is not typically on the shelf at a brick-and-mortar store. We believe our user-friendly flagship website provides customers with a favorable alternative to the brick-and-mortar shopping experience by offering a comprehensive selection of approximately 820,000 SKUs with detailed product descriptions, attributes and photographs combined with the flexibility of fulfilling orders using both drop-ship and stock-and-ship methods.
2.U.S. vehicle fleet expanding and aging. The average age of U.S. light vehicles, an indicator of auto parts demand, remained near record-highs at 11.9 years during 2020, according to the U.S. Auto Care Association. In addition, IHS, a market analytics firm, found that the total number of light vehicles in operation in the U.S. has increased to record levels, and should continue to rise through 2021. We believe an increasing vehicle base and rising average age of vehicles will have a positive impact on overall aftermarket parts demand because older vehicles generally require more repairs. In many cases we believe these older vehicles are driven by DIY car owners who are more likely to handle any necessary repairs themselves rather than taking their car to the professional repair shop.
3.Growth of online sales. The U.S. Auto Care Association estimated that overall revenue from online sales of auto parts and accessories would reach over $17 billion by 2023. Improved product availability, lower prices and consumers’ growing comfort with digital platforms are driving the shift to online sales. We believe that we are well positioned for the shift to online sales due to being a leading source for aftermarket automotive parts through online marketplaces and our flagship website.

Impact of COVID-19

The challenges posed by the COVID-19 pandemic on the United States and global economy increased significantly in March and some challenges continued through the end of fiscal year 2020. Since the onset of the pandemic, our top priority remains the health and safety of our employees as most have continued to work from home, in addition to ensuring our customers continue receiving our high-quality, personalized service. Our distribution centers had no significant disruptions and remain operational while our safety protocols direct employees onsite to continue to adhere to, and follow, the COVID-19 safety guidelines recommended from the Centers for Disease Control and Prevention (CDC).

COVID-19 had only minimal disruptions on our business as sales for the fiscal year ended January 2, 2021 were unfavorably impacted primarily in mid to late March 2020 during the initial stages of COVID-19 stay-at-home orders. However, the ultimate extent of the effects from the COVID-19 pandemic on the Company, our financial condition, results of operations, liquidity, and cash flows will be dependent on evolving developments which are uncertain and cannot be predicted at this time. See the “Risk Factors” section set forth in Part I, Item 1A for further discussion of risks related to COVID-19.

Cybersecurity Matters

On June 28, 2020, we detected a ransomware attack on our network that disrupted access to some of our systems. We immediately took steps to isolate the affected systems and contain the disruption to our information technology infrastructure, including taking some systems offline as a precautionary measure. Our IT team subsequently restored and recovered the affected IT systems to full functionality. We engaged third party consultants and law enforcement to investigate the incident and to provide remediation and regulatory assistance. We believe there has not been any, current or expected future, material impact to our business, results of operations or financial condition because of this ransomware attack. In order to mitigate the likelihood of similar future events, we have implemented enhanced security features and monitoring procedures.

Factors Affecting Our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the “Risk Factors” section set forth in Part I, Item 1A.

Acquiring New Customers

We believe there is substantial opportunity to continue acquiring new customers. The automotive aftermarket parts industry is still very underpenetrated online compared to other verticals and industries. We believe consumers are becoming more comfortable buying auto parts online and we anticipate continued growth acceleration. Our ability to attract and acquire new customers will depend on a number of factors, including the effectiveness and pricing of our products, increasing and optimizing our product catalog, technological improvements to our website, and the effectiveness of our marketing efforts. However, with the right tools and solutions, and by leveraging our core competencies, we see this as a great opportunity to disrupt the automotive aftermarket parts industry.

Supply Chain And Shipping Optimization

Over the last two years, we have added new distribution centers in order to shorten the customer order delivery time to meet our customers’ evolving delivery expectations and in turn optimizing our outbound freight costs. As we navigate the current global supply chain landscape, our ability to optimize our supply chain sourcing will be key in managing the rising costs of importing parts from overseas. While we seek to continue to optimize our supply chain for both inbound and outbound shipping, we may incur increased freight expenses due to the current global supply chain disruption.

Executive Summary

For fiscal year 2020, the Company’s operations generated net sales of $443,884, compared to $280,657 for fiscal year 2019, representing an increase of 58.2%. The Company incurred a net loss of $1,513 for fiscal year 2020 compared to a net loss of $31,548 for fiscal year 2019. The Company incurred a net loss before interest expense, net, income tax provision, depreciation and amortization expense, amortization of intangible assets, share-based compensation expense, and in 2019, costs related to our customs issues and employee transition costs ("Adjusted EBITDA"), of $16,025 in fiscal year 2020 compared to $4,532 in fiscal year 2019. Refer to the section below titled “Non-GAAP measures” for information regarding our use of Adjusted EBITDA and a reconciliation from net loss.

Net sales increased in fiscal year 2020 compared to fiscal year 2019 primarily due to an increase in our online sales offset by a decrease in our offline sales. Our online sales, which include our e-commerce and online marketplace sales channels, contributed 95.5% of total net sales and our offline sales, which consist of our Kool-Vue® and wholesale operations, contributed 4.5% of total net sales. Our online sales increased by $168,034, or 65.6%, to $424,085 compared to the same period last year due to an increase in e-commerce sales, primarily driven by our sales growth from our flagship website, www.carparts.com. Our offline sales decreased by $4,807, or 19.5%, to $19,799 compared to the same period last year primarily due to a decrease in sales from our wholesale operations. Gross profit increased by 84.5% to $155,366. Gross margin increased 500 basis points to 35.0% in fiscal year 2020 compared to 30.0% in fiscal year 2019. The increase in gross profit and gross margin was primarily due to the shift to more house brands, favorable channel and product mix, partially offset by higher inbound and outbound freight costs and surcharges from carriers.

Total expenses, which primarily consisted of cost of sales and operating expense, increased in fiscal year 2020 compared to the same period in 2019. The components of cost of sales and operating costs are described in further detail under “Components of Results of Operations” below.

Non-GAAP measures

Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the Exchange Act, as amended, define and prescribe the conditions for use of certain non-GAAP financial information. We provide EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. EBITDA consists of net loss before (a) interest expense, net; (b) income tax provision; (c) depreciation and amortization expense; and (d) amortization of intangible assets; while Adjusted EBITDA consists of EBITDA before share-based compensation expense, and in 2019, costs related to our customs issues and employee transition costs.

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

The table below reconciles net loss to Adjusted EBITDA for the periods presented (in thousands):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019
Net loss	$(1,513)	(31,548)
Depreciation & amortization	7,657	6,252
Amortization of intangible assets	102	100
Interest expense, net	1,694	1,897
Taxes	307	21,437
EBITDA	$8,247	$(1,862)
Stock compensation expense	$7,778	$3,656
Employee transition costs(1)	—	2,274
Customs costs(2)	—	464
Adjusted EBITDA	$16,025	$4,532

(1)	We incurred employee transition costs related to the transition of our executive management team including severance, recruiting, hiring bonus and relocation costs.
(2)	We incurred port and carrier fees and legal costs associated with our customs related issues. Refer to “Note 8 —Commitments and Contingencies” of our Notes to Consolidated Financial Statements for additional details.

Components of Results of Operations

Net Sales. Online and offline sales represent two different sales channels for our products. Online is our primary sales channel as we generate net sales primarily from e-commerce sales of auto parts to individual consumers through our flagship website www.carparts.com, and online marketplaces. Online marketplaces consist primarily of sales of our products on online marketplace websites, where we sell through online storefronts that we maintain on third-party owned websites such as eBay and Amazon. Our offline sales channel represents our distribution of products directly to commercial customers by selling auto parts to collision repair shops. Our offline sales channel also includes both stock ship distribution as well as drop ship programs for automotive warehouse distributors and other online resellers. The product mix includes the majority of our house brands stock ship parts, which include the replacement collision parts and our Kool-Vue® mirror line.

Cost of Sales. Cost of sales consists of the direct costs associated with procuring parts from suppliers and delivering products to customers. These costs include direct product costs, outbound freight and shipping costs, warehouse supplies and warranty costs, partially offset by purchase discounts. Depreciation and amortization expenses are excluded from cost of sales and included in operating expense.

Operating Expense. Operating expense consists of marketing, general and administrative, fulfillment, and technology expense. We also include share-based compensation expense in the applicable operating expense category based on the respective equity award recipient’s function. Marketing expense consists of online advertising spend, television advertising, internet commerce facilitator fees and other advertising costs, as well as payroll and related expenses associated with our customer service and marketing personnel. General and administrative expense consists primarily of administrative payroll and related expenses, merchant processing fees, legal and professional fees and other administrative costs. Fulfillment expense consists primarily of payroll and related costs associated with our warehouse employees and our purchasing group, facilities rent, building maintenance, depreciation and other costs associated with inventory management and our wholesale operations. Technology expense consists primarily of payroll and related expenses of our information technology personnel, the cost of hosting our servers, communications expenses and internet connectivity costs, computer support and software development amortization expense. Marketing expense, general and administrative expense, and fulfillment expense also includes depreciation and amortization expense.

Other Income, Net. Other income, net primarily consists of miscellaneous income or expense and interest income comprised primarily of interest income on investments.

Interest Expense. Interest expense consists primarily of interest expense on our outstanding revolving loan and letters of credit balances, deferred financing cost amortization and finance lease interest.

Results of Operations

The following table sets forth our results of operations for the fiscal years presented, expressed as a percentage of net sales:

	Fiscal Year Ended
	January 2, 2021	December 28, 2019
Net sales	100.0%	100.0%
Cost of sales	65.0	70.0
Gross profit	35.0	30.0
Operating expense	34.9	32.9
Income (loss) from operations	0.1	(2.9)
Other income (expense):
Other income, net	0.0	0.0
Interest expense	(0.3)	(0.7)
Total other expense, net	(0.3)	(0.7)
Loss before income taxes	(0.2)	(3.6)
Income tax provision	0.1	7.6
Net loss	(0.3)%	(11.2)%

Fifty-Three Weeks Ended January 2, 2021 Compared to the Fifty-Two Weeks Ended December 28, 2019

Net Sales and Gross Margin

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	$ Change	% Change

	(in thousands)
Net sales	$443,884	$280,657	$163,227	58.2%
Cost of sales	288,518	196,434	92,084	46.9%
Gross profit	$155,366	$84,223	$71,143	84.5%
Gross margin	35.0%	30.0%		5.0%

Net sales increased $163,227 for fiscal year 2020 compared to fiscal year 2019. Our net sales consisted of online sales, representing 95.5% of the total for fiscal year 2020 (compared to 91.2% in fiscal year 2019), and offline sales, representing 4.5% of the total for fiscal year 2020 (compared to 8.8% in fiscal year 2019). The net sales increase was due to an increase of $168,034, or 65.6%, in online sales, offset by a decrease of $4,807, or 19.5%, in offline sales. Our online sales channel increase was driven by an increase in e-commerce sales primarily driven by sales growth from our flagship website, www.carparts.com. Our offline sales channel decreased primarily due to decreased sales to our wholesale customers.

Gross profit increased $71,143, or 84.5%, in fiscal year 2020 compared to fiscal year 2019. Gross margin increased 500 basis points to 35.0% in fiscal year 2020 compared to 30.0% in fiscal year 2019. The increase in gross profit and gross margin was primarily due to the shift to more house brands, favorable channel and product mix, partially offset by higher inbound and outbound freight costs and surcharges from carriers.

Operating Expense

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	$ Change	% Change

	(in thousands)
Operating expense	$155,071	$92,473	$62,598	67.7%
Percent of net sales	34.9%	32.9%		2.0%

Operating expense increased $62,598, or 67.7%, for fiscal year 2020 compared to fiscal year 2019 primarily due to an increase in marketing expense, fulfillment expense and technology expense. The increase in marketing expense was primarily due to an increase in marketing spend. The increase in fulfillment expense was primarily due to a higher number of inventory receipts and fulfilled orders processed as well as additional expenses incurred from our Las Vegas, Nevada distribution center that opened in the third quarter of 2019. The increase in technology expense was primarily due to higher personnel costs.

Total Other Expense, Net

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	$ Change	% Change

	(in thousands)
Other expense, net	$(1,501)	$(1,861)	$360	(19.3)%
Percent of net sales	(0.3)%	(0.7)%		0.4%

Total other expense, net decreased $360, or 19.3%, for fiscal year 2020 compared to fiscal year 2019. Total other expense decreased during fiscal year 2020 compared to fiscal year 2019 primarily due to a decrease in interest expense attributable to paying off the trade letters of credit balances during the third quarter of 2020, offset by an increase in interest expense attributable to an increase in capital assets for the distribution centers.

Income Tax Provision

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	$ Change	% Change

	(in thousands)
Income tax provision	$307	$21,437	$(21,130)	(98.6)%
Percent of net sales	0.1%	7.6%		(7.5)%

The Company accounts for income taxes in accordance with ASC 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversal of existing taxable temporary difference. ASC 740 provides that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years or losses expected in early future years. As of January 2, 2021, when revaluating all available evidence, including (1) recent history of operating losses, (2) inability to objectively estimate future income and (3) lack of (i) tax planning strategies, (ii) income in carryback periods and (iii) reversing existing temporary differences, management considered it appropriate to maintain a valuation allowance (from which such valuation allowance was recorded in fiscal year 2019) in the amount of $30,516 against deferred tax assets that were not more likely than not to be realized.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. As we continue to assess our operations, to the extent our results and expectations of core earnings continue, we may be in a position to release additional valuation allowance in the future.

As of January 2, 2021, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. As January 2, 2021, the Company’s federal and state NOL carryforwards were $83,386 and $76,120, respectively. Federal NOL carryforwards of $1,295 were acquired in the acquisition of WAG which are subject to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) and limited to an annual usage limitation of $135. The Company’s federal NOL carryforwards begin to expire in 2029, while the Company’s state NOL carryforwards being to expire in 2021.

Liquidity and Capital Resources

Sources of Liquidity

During the fifty-three weeks ended January 2, 2021, we primarily funded our operations with cash and cash equivalents generated from operations, proceeds from our public equity offering that occurred in August 2020 (see further discussion in “Note 5 — Stockholders’ Equity and Share-Based Compensation ” of the Notes to Consolidated Financial Statements), and borrowings under our credit facility. We had cash and cash equivalents of $35,802 as of January 2, 2021, representing a $33,529 increase from $2,273 of cash and cash equivalents as of December 28, 2019. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our credit facility will be sufficient to finance our operations through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).

As of January 2, 2021, our credit facility provided for a revolving commitment of up to $30,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment (see “Debt and Available Borrowing Resources” below).

Working Capital

As of January 2, 2021 and December 28, 2019, our working capital was $67,396 and $2,427, respectively. The increase in working capital is primarily due to an increase in cash and cash equivalents mainly attributable to our public equity offering that occurred in August 2020 as well as an increase in inventory purchases.

Cash Flows

	Year Ended
	January 2, 2021	December 28, 2019
Net cash (used in) provided by operating activities	$(19,068)	$6,877
Net cash used in investing activities	(9,758)	(6,160)
Net cash provided by (used in) financing activities	62,361	(465)
Effect of exchange rate changes on cash	(6)	(10)
Net change in cash and cash equivalents	$33,529	$242

Operating Activities

Net cash (used in) provided by operating activities for the fiscal year ended January 2, 2021 and December 28, 2019 was ($19,068) and $6,877, respectively. The decrease was primarily due to an increase in inventory attributable to higher demand for online auto parts and supplying our new distribution center in Texas that opened in the fourth quarter of 2020, as well as the decrease in deferred income tax, offset primarily by a lower net loss and an increase in share-based compensation expense.

Investing Activities

For the fiscal years ended January 2, 2021 and December 28, 2019, net cash used in investing activities was primarily the result of additions to property and equipment ($9,758 and $6,160, respectively), which are mainly related to capitalized website and software development costs.

Financing Activities

Net cash provided by (used in) financing activities was $62,361 and ($465) for the fiscal years ended January 2, 2021 and December 28, 2019, respectively. The main reason attributable for the shift to net cash provided was primarily due to common stock issuances from the August 2020 public equity offering.

Debt and Available Borrowing Resources

Total debt was $13,010 as of January 2, 2021 compared to $11,056 as of December 28, 2019 and primarily consists of right-of-use obligations-finance.

The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. Our Credit Facility also provides for an option to increase the aggregate principal amount from $30,000 to $40,000 subject to lender approval. As of January 2, 2021, our outstanding revolving loan balance was $0. The outstanding standby letters of credit balance as of January 2, 2021 was $1,550, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet. We used the trade letters of credit in the ordinary course of business to satisfy certain vendor obligations.

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

The other amendments to the Credit Agreement made under the Twelfth Amendment were as follows:

●	Solely until March 31, 2020 and for purposes of the covenant testing and cash dominion triggers in the Credit Agreement, the facility will incorporate elements of the borrowing base above the $30,000 available to borrow.
●	Until March 31, 2020, the Company will be subject to reporting on a weekly basis with respect to the borrowing base and other metrics.
●	Customary LIBOR successor provisions were added to the Credit Agreement.

Loans drawn under the credit facility bear interest at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.25% to 1.75% per annum based on the Company’s fixed charge coverage ratio, or (b) a “alternate base rate” subject to a reduction by 0.25% to 0.75% per annum based on the Company’s fixed charge coverage ratio. As of January 2, 2021, the Company’s LIBOR based interest rate was 1.44% (on $0 principal) and the Company’s prime based rate was 3.0% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly.  Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three consecutive business days, and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). The Company’s required excess availability related to the “Covenant Testing Trigger Period” (as defined under the Credit Agreement) under the revolving commitment under the Credit Agreement is less than $3,000 for the period commencing on any day that excess availability is less than $3,000 for three consecutive business days, and continuing until excess availability has been greater than or equal to $3,000 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment). The Company’s excess availability was $26,627 as of January 2, 2021. The credit facility matures on December 16, 2022.

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

Events of default under the Credit Agreement include: failure to timely make payments due under the Credit Agreement; material misrepresentations or misstatements under the Credit Agreement and other related agreements; failure to comply with covenants under the Credit Agreement and other related agreements; certain defaults in respect of other material indebtedness; insolvency or other related events; certain defaulted judgments; certain ERISA-related events; certain security interests or liens under the loan documents cease to be, or are challenged by the Company or any of its subsidiaries as not being, in full force and effect; any loan document or any material provision of the same ceases to be in full force and effect; and certain criminal indictments or convictions of any Loan Party. As of January 2, 2021, the Company was in compliance with all covenants under the Credit Agreement.

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

On August 8, 2019, the Company entered into a financing arrangement with a third-party financial institution related to the development of the Company’s third warehouse which is located in Las Vegas, Nevada.  The financing arrangement matures in April 2022 and has an effective interest rate of approximately 7.70% per annum.  The Company paid off the outstanding notes payable balance during fiscal year 2020 and as of January 2, 2021, the total outstanding balance was $0.

See additional information in “Note 4 – Borrowings” in the Notes to the Consolidated Financial Statements included in Part II, Item 8, of this report.

Funding Requirements

Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt or equity financing will be sufficient to finance our operational cash needs through at least the next twelve months. Our future capital requirements may, however, vary materially from those now planned or anticipated. Changes in our operating plans, lower than anticipated net sales or gross margin, increased expenses, continued or worsened economic conditions, worsening operating performance by us, or other events, including those described in “Risk Factors” included in Part II, Item 1A may force us to sell assets or seek additional debt or equity financings in the future, including the issuance of additional common stock under a registration statement. There can be no assurance that we would be able to raise such additional financing or engage in asset sales on acceptable terms, or at all. If we are not able to raise adequate additional financing or proceeds from asset sales, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Actual results could differ from those estimates under different assumptions and conditions. We believe that of our significant accounting policies, which are described in Note 1 – Summary of Significant Accounting Policies and Nature of Operations” of the Notes to Consolidated Financial Statements, the following accounting policies and estimates set forth below involve a greater degree of judgment or complexity.

Valuation of Inventory – Inventory Reserves. Inventory primarily consists of finished goods. We purchase inventory from suppliers both domestically and internationally, primarily in Taiwan and China. Inventory is accounted for using the first-in first-out (“FIFO”) method and valued at the lower of cost or net realizable value. We recognize provisions for obsolete and slow-moving inventory primarily based on judgments about expected disposition of inventory, generally, through sales, or liquidations of obsolete inventory, and expected recoverable values based on currently-available or historical information. If actual market conditions are less favorable than those anticipated by management, additional write-offs to reduce the value of our inventory may be required.

Income Taxes – Realization of Deferred Tax Assets. The Company accounts for income taxes in accordance with ASC 740 - Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When appropriate, a valuation allowance is established to reduce deferred tax assets, which include tax credits and loss carryforwards, to the amount that is more likely than not to be realized. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each applicable tax jurisdiction. We primarily consider the following possible sources of taxable income when assessing the realization of our deferred tax assets:

●	Future reversals of existing taxable temporary differences;
●	Future taxable income exclusive of reversing temporary differences and carryforwards;
●	Tax-planning strategies.

The assessment regarding whether a valuation allowance is required or should be adjusted/released also considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilized a three-year analysis of actual results as the primary measure of cumulative losses in recent years. In addition, the near- and medium-term financial outlook is considered when assessing the need for a release of our valuation allowance.

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

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed with the SEC under the Exchange Act, is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 2, 2021 pursuant to Rule 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objectives for which they were designed and operated at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. We assessed the effectiveness of our internal control over financial reporting as of January 2, 2021, based on the “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment was conducted utilizing our documentation of policies and procedures, risk control matrices, gap analysis, key process walk-throughs and management’s knowledge of and interaction with its controls and testing of our key controls.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on such assessment and criteria, management has concluded that the internal controls over financial reporting were effective as of January 2, 2021. The effectiveness of our internal control over financial reporting as of January 2, 2021 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in its report which is included immediately following Item 9A. Controls and Procedures, in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter ended January 2, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

ITEM 9B.                OTHER INFORMATION

None.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Identification of Directors. The information under the caption “Election of Directors,” appearing in the Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders (“Proxy Statement”), is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2020.
(b)	Identification of Executive Officers and Certain Significant Employees. The information under the caption “Delinquent Section 16(a) Reports,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2020.
(c)	Compliance with Section 16(a) of the Exchange Act. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2020.
(d)	We have adopted a Code of Ethics and Business Conduct which applies to all directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees. The full text of our Code of Ethics and Business Conduct is available on the Investor Relations section of our website at www.carparts.com/investor which can be directly accessed at www.carparts.com/investor/corporate-governance. We intend to disclose future amendments to certain provisions of the Code of Ethics and Business Conduct, and any waivers of provisions of the Code of Ethics and Business Conduct required to be disclosed under the rules of the SEC, at the same location on our website.
(e)	Board Committees. The information under the caption “Corporate Governance — Board Committees and Meetings,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2020.

ITEM 11.                EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation and Other Information”, appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2020.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Securities Authorized for Issuance Under Equity Compensation Plans” and “Ownership of Securities by Certain Beneficial Owners and Management,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2020.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Corporate Governance — Director Independence” and “Certain Relationships and Related Transactions,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2020.

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Fees Paid to Independent Registered Public Accounting Firm,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2020.

PART IV

ITEM 15.                EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:
(1)	Financial Statements. The following financial statements of CarParts.com, Inc. are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

(2)	Financial Statement Schedules.

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

3.1

Second Amended and Restated Certificate of Incorporation of CarParts.com, Inc. as filed with the Delaware Secretary of State on February 14, 2007 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10 K filed with the Securities and Exchange Commission on April 2, 2007).

3.2	Amended and Restated Bylaws of CarParts.com, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10 K filed with the Securities and Exchange Commission on April 2, 2007).

3.3

Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of CarParts.com, Inc. (incorporated by reference to the Current Report on Form 8 K filed on March 25, 2013).

3.4

Amendment to Amended and Restated Bylaws of CarParts.com, Inc. (incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10 K file with the Securities and Exchange Commission on March 11, 2016).

3.5

Amendment No. 2 to the Amended and Restated Bylaws of CarParts.com, Inc., dated as of July 23, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission on July 27, 2020).

4.1*	Specimen common stock certificate.

4.2	Description of Common Stock of the Company.

10.1+*	CarParts.com, Inc. 2006 Equity Incentive Plan.

10.2+*	Form of Stock Option Agreement under the CarParts.com, Inc. 2006 Equity Incentive Plan.

10.3+*	Form of Notice of Grant of Stock Option under the CarParts.com, Inc. 2006 Equity Incentive Plan.

10.4+*	Form of Acceleration Addendum to Stock Option Agreement under the CarParts.com, Inc. 2006 Equity Incentive Plan.

10.5+*	CarParts.com, Inc. 2007 Omnibus Plan and Form of Award Agreements.

10.6+	2019 Independent Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10 Q filed with the Securities and Exchange Commission on August 9, 2018).

10.7+

Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10 K filed with the Securities and Exchange Commission on March 11, 2016).

10.8+

Employment Agreement dated March 15, 2019 between the Company and David Meniane (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on March 15, 2019).

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
10.12

Letter Agreement, dated May 31, 2018, between the Company, Mina Khazani, and the Mina Khazani Living Trust, Dated May 30, 2007 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on June 1, 2018).

10.13+

Form of Notice of Grant of Restricted Stock Units to Directors under the CarParts.com, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10 Q filed with the Securities and Exchange Commission on August 9, 2018).

10.14+

CarParts.com, Inc. Director Payment Election Plan (incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10 Q filed with the Securities and Exchange Commission on November 9, 2011).

10.15

Credit Agreement, dated April 26, 2012, by and between the Company, certain of its domestic subsidiaries and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on April 30, 2012).

10.16	Lease Agreement dated April 17, 2013 by and among the Company and STORE Master Funding III, LLC (incorporated by reference to the Current Report on Form 8 K filed on April 23, 2013)

10.17+	Form of Stock Unit Award Agreement (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2014).

10.18+

Form of Stock Unit Award Agreement under the CarParts.com, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2014).

10.19

Eleventh Amendment to Credit Agreement and Fifth Amendment to Pledge and Security Agreement, dated December 18, 2019 by and among the Company, certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed on December 20, 2019).

10.20

Twelfth Amendment to Credit Agreement and Fifth Amendment to Pledge and Security Agreement, dated January 17, 2020 by and among the Company, certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A.

10.21

Form of 2019 Performance Restricted Stock Unit Award Agreement under the CarParts.com, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 8, 2019)).

10.22

Form of 2018 Restricted Stock Unit Agreement under the CarParts.com, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on January 11, 2018).

10.23

Deed of Lease dated February 4, 2016 by and between the Company and Liberty Property Limited Partnership (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10 K filed with the Securities and Exchange Commission on March 11, 2016).

10.24	CarParts.com, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on June 2, 2016).

10.25

Form of Employee Option Agreement under the CarParts.com, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on June 2, 2016).

10.26

Form of Director Option Agreement under the CarParts.com, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2016).

Exhibit No.	Description
10.27

Form of Restricted Stock Unit Agreement under the CarParts.com, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2016).

10.28

Form of Performance Restricted Stock Unit Award Agreement under the CarParts.com, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2017).

10.29

Form of Performance Cash Bonus Award Agreement under the CarParts.com, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2017).

10.30

Form of Director and Section 16 Officer Restricted Stock Unit Agreement under the CarParts.com, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2017).

10.31	Deferred Compensation Plan (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2017).

10.32

Dissolution Agreement, dated March 6, 2017, by and among AutoMD, Inc., Oak Investment Partners XI, L.P. and the Sol Khazani Living Trust. (incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2017).

10.33

Board Candidate Agreement dated January 18, 2019 by and among the Company, David Kanen, Kanen Wealth Management LLC, and Philotimo Fund, LP. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on January 23, 2019).

10.34

Amendment to Board Candidate Agreement dated January 17, 2019 by and among the Company, Mehran Nia, and the Nia Living Trust Established September 2, 2004. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on January 23, 2019).

10.35

Thirteenth Amendment to Credit Agreement and Fifth Amendment to Pledge and Security Agreement, dated July 31, 2020 by and among CarParts.com, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2020.

21.1	Subsidiaries of CarParts.com, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

Incorporated by reference to the exhibit of the same number from the registration statement on Form S-1 of the Company (File No. 333-138379) initially filed with the Securities and Exchange Commission on November 2, 2006, as amended.

+	Indicates a management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CarParts.com, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CarParts.com, Inc. and its subsidiaries (the Company) as of January 2, 2021 and December 28, 2019, the related consolidated statements of operations and comprehensive operations, stockholders' equity and cash flows for each of the two years in the period ended January 2, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the two years in the period ended January 2, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2021, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory Reserves

As disclosed in Note 1 to the consolidated financial statements, inventory is reported net of a reserve for obsolete and slow-moving product. The process of determining the inventory reserve requires management to evaluate and make judgments about expected disposition of inventory, generally, through sales, or liquidations of obsolete products, and expected recoverable values based on currently available or historical information.

We identified the inventory reserve as a critical audit matter as there was a high degree of auditor judgment, subjectivity, and increased audit effort when performing audit procedures to evaluate management’s significant assumptions, including the assumption that the historical inventory movements are indicative of future sales.

Our audit procedures related to the Company’s estimation of inventory reserves included the following, among others:

●	We obtained an understanding of the relevant controls over the Company’s inventory reserve process including those over the validity and reasonableness of the data and assumptions used in estimating the inventory reserve and tested such controls for design and operating effectiveness.

●	Tested management’s process for determining the inventory reserve.
●	Developed an independent expectation of slow moving and obsolete inventory at year-end based on historical trends and other sources of independently obtained industry data and compared it to management's estimate.
●	Evaluated subsequent events or transactions occurring prior to the date of the auditor's report.

Realization of Deferred Tax Assets

As described in Note 7 to the consolidated financial statements, the carrying value of net deferred tax assets is reduced by a valuation allowance when it is determined to be more likely than not that some portion (or all) of a deferred tax asset may not be realized. This requires management to perform an assessment on whether the positive evidence outweighs the negative evidence in determining it appears more likely than not that some portion (or all) of the deferred tax assets would be realized in order to release the valuation allowance (or a portion thereof). The valuation of deferred tax assets requires judgment and assessment of the future tax consequences of events that have been recorded in the financial statements or in the tax returns, and also requires management to make projections of taxable income to determine how much of the deferred tax asset is more likely than not to be realized. As disclosed by management, changes in current estimates, due to unanticipated events or otherwise, could have a material effect on the Company’s financial condition and results of operations.

We identified the realization of deferred tax assets as a critical audit matter as there was a high degree of auditor judgment, subjectivity, and increased audit effort when performing audit procedures and in evaluating audit evidence relating to management’s assessment of the realizability of deferred tax assets and assumptions relating to projected future taxable income, expected utilization of net operating losses, and tax carryforwards.

Our audit procedures related to the Company’s realization of deferred tax assets included the following, among others:

●	We obtained an understanding of the relevant controls over deferred tax positions, including management’s controls over the estimates of taxable income and the determination of whether it is more likely than not that the deferred tax assets will be realized and tested such controls for design and operating effectiveness.
●	We utilized a tax professional to assist in testing the Company’s valuation allowance and computations, including, among other things, qualifying tax planning strategies, future reversals of temporary taxable differences and whether there are deferred tax liabilities that do not reverse when tax assets reverse or expire, such as deferred tax liabilities resulting from basis differences.
●	We evaluated management’s ability to accurately estimate taxable income by comparing actual results to management’s historical estimates and evaluating whether there have been any changes that would affect management’s ability to continue accurately estimating taxable income.
●	We tested the reasonableness of management’s estimates of taxable income by comparing the estimates to:
—	Historical taxable income.
—	Internal communications to management and the board of directors.
—	Management’s history of carrying out its stated plans and its ability to carry out its plans considering contractual commitments, available financing, or debt covenants.
●	We evaluated whether the estimates of future taxable income were consistent with evidence obtained in other areas of the audit.

/s/ RSM US LLP

We have served as the Company's auditor since 2015.

Irvine, California

March 15, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CarParts.com, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited CarParts.com, Inc.'s (the Company) internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 2, 2021 and December 28, 2019, the related consolidated statements of operations and comprehensive operations, stockholders’ equity and cash flows for each of the two years in the period ended January 2, 2021, and our report dated March 15, 2021, expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Irvine, California

March 15, 2021

CARPARTS.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par and Per Share Liquidation Value)

	January 2,	December 28,
	2021	2019
ASSETS
Current assets:
Cash and cash equivalents	$35,802	$2,273
Accounts receivable, net	6,318	2,669
Inventory	89,316	52,500
Other current assets	7,939	4,931
Total current assets	139,375	62,373
Property and equipment, net	14,742	9,650
Right-of-use - assets - operating leases, net	17,507	4,544
Right-of-use - assets - finance leases, net	12,457	9,011
Other non-current assets	2,892	2,368
Total assets	$186,973	$87,946
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,302	$44,433
Accrued expenses	18,190	9,519
Customer deposits	630	652
Notes payable, current	—	729
Right-of-use - obligation - operating, current	2,527	1,368
Right-of-use - obligation - finance, current	1,583	640
Other current liabilities	3,747	2,605
Total current liabilities	71,979	59,946
Notes payable, non-current	—	1,060
Right-of-use - obligation - operating, non-current	16,046	3,419
Right-of-use - obligation - finance, non-current	11,428	8,627
Other non-current liabilities	4,031	2,514
Total liabilities	103,484	75,566
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; $1.45 per share liquidation value or aggregate of $6,017; 4,150 shares authorized; 0 and 2,771 shares issued and outstanding as of January 2, 2021 and December 28, 2019	0	3
Common stock, $0.001 par value; 100,000 shares authorized; 48,091 and 36,167 shares issued and outstanding as of January 2, 2021 and December 28, 2019 (of which 2,525 are treasury stock)	51	38
Treasury stock	(7,146)	(7,146)
Additional paid-in capital	260,260	187,147
Accumulated other comprehensive (loss) income	(215)	214
Accumulated deficit	(169,461)	(167,876)
Total stockholders’ equity	83,489	12,380
Total liabilities and stockholders' equity	$186,973	$87,946

See accompanying notes to consolidated financial statements.

CARPARTS.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(In Thousands, Except Per Share Data)

	Fiscal Year Ended
	January 2,	December 28,
	2021	2019
Net sales	$443,884	$280,657
Cost of sales (1)	288,518	196,434
Gross profit	155,366	84,223
Operating expense	155,071	92,473
Income (loss) from operations	295	(8,250)
Other income (expense):
Other, net	213	36
Interest expense	(1,714)	(1,897)
Total other expense, net	(1,501)	(1,861)
Loss before income taxes	(1,206)	(10,111)
Income tax provision	307	21,437
Net loss	(1,513)	(31,548)
Other comprehensive (loss) gain:
Foreign currency translation adjustments	(86)	(52)
Actuarial loss on defined benefit plan	(400)	(313)
Unrealized gain on deferred compensation trust assets	57	—
Total other comprehensive loss	(429)	(365)
Comprehensive loss	$(1,942)	$(31,913)
Net loss per share:
Basic and diluted net loss per share	$(0.04)	$(0.89)
Weighted-average common shares outstanding:
Shares used in computation of basis and diluted net loss per share	42,333	35,720

(1)	Excludes depreciation and amortization expense which is included in operating expense as described in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations”.

See accompanying notes to consolidated financial statements.

CARPARTS.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balance as originally reported at December 29, 2018	2,771	$3	34,992	$38	$183,139	$(7,146)	$579	$(137,791)	$38,822
Effect of new accounting adoption	—	—	—	—	—	—	—	1,623	1,623
Balance as currently reported at December 29, 2018	2,771	3	34,992	38	183,139	(7,146)	579	(136,168)	40,445
Net loss	—	—	—	—	—	—	—	(31,548)	(31,548)
Issuance of shares in connection with stock option exercises	—	—	305	—	460	—	—	—	460
Issuance of shares in connection with restricted stock units vesting	—	—	795	—	(302)	—	—	—	(302)
Issuance of shares in connection with BOD fees	—	—	16	—	19	—	—	—	19
Share-based compensation	—	—	—	—	3,710	—	—	—	3,710
Dividends on preferred stock	—	—	59	—	121	—	(313)	(160)	(352)
Effect of changes in foreign currencies	—	—	—	—	—	—	(52)	—	(52)
Balance, December 28, 2019	2,771	$3	36,167	$38	$187,147	$(7,146)	$214	$(167,876)	$12,380
Net loss	—	—	—	—	—	—	—	(1,513)	(1,513)
Issuance of common stock, net of underwriters' offering expenses and commissions	—	—	4,900	5	60,456	—	—	—	60,461
Issuance of shares in connection with stock option exercise	—	—	2,200	3	3,703	—	—	—	3,706
Issuance of shares in connection with restricted stock units vesting	—	—	2,000	2	457	—	—	—	459
Issuance of shares in connection with BOD fees	—	—	8	—	22	—	—	—	22
Share-based compensation	—	—	—	—	8,437	—	—	—	8,437
Dividends on preferred stock	—	—	45	—	38	—	—	(72)	(34)
Conversion of preferred stock	(2,771)	(3)	2,771	3	—	—	—	—	—
Actuarial loss on defined benefit plan	—	—	—	—	—	—	(400)	—	(400)
Unrealized gain on investments	—	—	—	—	—	—	57	—	57
Effect of changes in foreign currencies	—	—	—	—	—	—	(86)	—	(86)
Balance, January 2, 2021	—	$—	48,091	$51	$260,260	$(7,146)	$(215)	$(169,461)	$83,489

See accompanying notes to consolidated financial statements.

CARPARTS.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fiscal Year Ended
	January 2,	December 28,
	2021	2019
Operating activities
Net loss	$(1,513)	$(31,548)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	7,657	6,252
Amortization of intangible assets	102	100
Deferred income taxes	—	21,287
Share-based compensation expense	7,778	3,656
Stock awards issued for non-employee director service	24	19
Amortization of deferred financing costs	18	1
Changes in operating assets and liabilities:
Accounts receivable	(3,650)	1,058
Inventory	(36,815)	(2,874)
Other current assets	(2,983)	(1,527)
Other non-current assets	(1,056)	166
Accounts payable and accrued expenses	8,398	9,953
Other current liabilities	1,120	(99)
Right-of-use obligation - operating leases - current	1,143	1,364
Right-of-use obligation - operating leases - long-term	(321)	(1,121)
Other non-current liabilities	1,030	190
Net cash (used in) provided by operating activities	(19,068)	6,877
Investing activities
Additions to property and equipment	(9,657)	(6,160)
Payment for intangible assets	(101)	—
Net cash used in investing activities	(9,758)	(6,160)
Financing activities
Borrowings from revolving loan payable	1,415	14,626
Payments made on revolving loan payable	(1,415)	(14,626)
Proceeds from notes payable	4,107	257
Payments of notes payable	(5,333)	(130)
Payments on finance leases	(1,005)	(670)
Net proceeds from issuance of common stock	60,461	—
Statutory tax withholding payment for share-based compensation	(93)	(302)
Proceeds from exercise of stock options	4,257	460
Preferred stock dividends paid	(33)	(80)
Net cash provided by (used in) financing activities	62,361	(465)
Effect of exchange rate changes on cash	(6)	(10)
Net change in cash and cash equivalents	33,529	242
Cash and cash equivalents, beginning of period	2,273	2,031
Cash and cash equivalents, end of period	$35,802	$2,273
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use operating asset acquired	$15,508	$1,098
Right-of-use finance asset acquired	$4,766	$947
Accrued asset purchases	$1,822	$720
Share-based compensation expense capitalized in property and equipment	$659	$55
Fixed asset purchased through note payable	$—	$1,919
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$135	$95
Cash paid during the period for interest	$1,834	$1,896

See accompanying notes to consolidated financial statements.

CARPARTS.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Data)

Note 1 – Summary of Significant Accounting Policies and Nature of Operations

CarParts.com, Inc. (including its subsidiaries) is a leading online provider of aftermarket auto parts and accessories. The Company primarily sells its products to individual consumers through its flagship website located at www.carparts.com and online marketplaces, and offline to wholesale distributors. Our corporate website is located at www.carparts.com/investor. References to the “Company,” “we,” “us,” or “our” refer to CarParts.com, Inc. and its consolidated subsidiaries.

The Company’s products consist of replacement parts (formerly referred to as collision) serving the wear and tear and body repair market, hard parts (formerly referred to as engine) to serve the maintenance and repair market, and performance parts and accessories. The replacement parts category is primarily comprised of body parts for the exterior of an automobile as well as certain other mechanical or electrical parts that are not related to the functioning of the engine or drivetrain. Our parts in this category typically replace original body parts that have been damaged as a result of general wear and tear or a collision. The majority of these products are sold through our websites. In addition, we sell an extensive line of mirror products, including one of our own house brands (formerly referred to as private label) called Kool-Vue®, which are marketed and sold as aftermarket replacement parts and as upgrades to existing parts. The hard parts category is primarily comprised of engine components and other mechanical and electrical parts including one of our house brands of catalytic converters called Evan Fischer®. These hard parts serve as replacement parts that are generally used by professionals and do-it-yourselfers for engine and mechanical maintenance and repair. We also offer performance versions of many parts sold in each of the above categories. Performance parts and accessories generally consist of parts that enhance the performance of the automobile, upgrade existing functionality of a specific part or improve the physical appearance or comfort of the automobile.

The Company is a Delaware C corporation and is headquartered in Torrance, California. The Company has employees located in both the United States and the Philippines.

Fiscal Year

The Company’s fiscal year is based on a 52/53 week fiscal year ending on the Saturday closest to December 31. The fiscal year ended January 2, 2021 (fiscal year 2020) is a 53 week period and December 28, 2019 (fiscal year 2019) is a 52 week period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

In fiscal year 2020, the Company incurred a net loss of $1,513, compared to net loss of $31,548 in fiscal year 2019. $23,015 of the net loss for fiscal year 2019 was related to a valuation allowance recorded on the Company’s deferred tax assets. Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt or equity financing will be sufficient to finance our operational cash needs through at least the next twelve months.

Prior period operating expense amounts have been classified to conform to the current period presentation of operating expense in the consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Key estimates made by management relate primarily to determining the net realizable value of inventory and the valuation of deferred tax assets and liabilities, in addition to the valuation and assumptions underlying share-based compensation expense. Actual results could differ from these estimates.

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

Concentrations of credit risk are primarily limited to the offline sales customer base to which the Company’s products are sold, which is related to trade receivables that are approximately 28% of total accounts receivable, net, balance as of the year ended January 2, 2021. The Company does not believe significant concentrations of credit risk exist as a significant portion of the outstanding trade receivables balance is insured by a third-party credit insurance company.

Inventory

Inventories consist of finished goods available-for-sale and are stated at the lower of cost or net realizable value, determined using the first-in first-out (“FIFO”) method. The Company purchases inventory from suppliers both domestically and internationally, and routinely enters into supply agreements with Asia-Pacific based suppliers in China and Taiwan and also U.S. based suppliers who are primarily drop-ship vendors. The Company believes that its products are generally available from more than one supplier and seeks to maintain multiple sources for its products, both internationally and domestically. The Company primarily purchases products in bulk quantities to take advantage of quantity discounts and to ensure inventory availability. Inventory is reported at the lower of cost or net realizable value. We recognize provisions for obsolete and slow-moving inventory primarily based on judgments about expected disposition of inventory, generally, through sales, or liquidations of obsolete inventory, and expected recoverable values per SKU based on currently available or historical information.

Inventory as of January 2, 2021 and December 28, 2019 included items in-transit to our distribution centers, in the amounts of $26,542 and $14,502, respectively.

Website and Software Development Costs

The Company capitalizes certain costs associated with website and software developed for internal use according to ASC 350-50 - Intangibles – Goodwill and Other – Website Development Costs and ASC 350-40 Intangibles – Goodwill

and Other – Internal-Use Software, when both the preliminary project design and testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website and software development such as payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use software project. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. These amounts are amortized on a straight-line basis over two to three years once the software is placed into service. The Company capitalized website and software development costs of $4,769 and $4,907 during fiscal year 2020 and 2019, respectively. As of January 2, 2021 and December 28, 2019, our internally developed website and software costs amounted to $22,099 and $24,142, respectively, and the related accumulated amortization amounted to $18,779 and $20,740, respectively.

Long-Lived Assets and Intangibles Subject to Amortization

The Company accounts for the impairment and disposition of long-lived assets, including intangibles subject to amortization, in accordance with ASC - 360 Property, Plant and Equipment (“ASC 360”). Management assesses potential impairments whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. An impairment loss will result when the carrying value exceeds the undiscounted cash flows estimated to result from the use and eventual disposition of the asset or asset group. Impairment losses will be recognized in operating results to the extent that the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset or asset group. As of January 2, 2021 the Company’s long-lived assets did not indicate a potential impairment under the provisions of ASC 360, therefore no impairment charges were recorded for fiscal 2020.

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

Payments received prior to the delivery of goods to customers are recorded as deferred revenue in customer deposits in the consolidated balance sheets.

The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases and other similar offers. Current discount offers, when accepted by the Company’s customers, are treated as a reduction to the purchase price of the related transaction.

Sales discounts are recorded in the period in which the related sale is recognized. Sales return allowances are estimated based on historical amounts and are recorded upon recognizing the related sales. Credits are issued to customers for returned products. Credits for returned products amounted to $24,396 and $18,436 for fiscal year 2020 and 2019, respectively.

No customer accounted for more than 10% of the Company’s net sales.

The following table provides an analysis of the allowance for sales returns and the allowance for doubtful accounts (in thousands):

		Charged to
	Balance at	Revenue,		Balance at
	Beginning	Cost or		End of
	of Period	Expenses	Deductions	Period
Fifty-Two Weeks Ended January 2, 2021
Allowance for sales returns	$1,194	$24,396	$(22,977)	$2,613
Allowance for doubtful accounts	6	—	(5)	1
Fifty-Two Weeks Ended December 28, 2019
Allowance for sales returns	$1,297	$18,436	$(18,539)	$1,194
Allowance for doubtful accounts	21	28	(43)	6

Cost of Sales

Cost of sales consists of the direct costs associated with procuring parts from suppliers and delivering products to customers. These costs include direct product costs, outbound freight and shipping costs, warehouse supplies and warranty costs, partially offset by purchase discounts. Total freight and shipping expense included in cost of sales for fiscal year 2020 and 2019 was $69,925, and $47,140, respectively. Depreciation and amortization expenses are excluded from cost of sales and included in operating expense.

Warranty Costs

The Company or the vendors supplying its products provide the Company’s customers limited warranties on certain products that range from 30 days to lifetime. Historically, the Company’s vendors have been the party primarily responsible for warranty claims. Standard product warranties sold separately by the Company are recorded as deferred revenue and recognized ratably over the life of the warranty, ranging from one to five years. The Company also offers extended warranties that are imbedded in the price of selected private label products sold. The product brands that include the extended warranty coverage are offered at three different service levels: (a) a five year unlimited product replacement, (b) a five year one-time product replacement, and (c) a three year one-time product replacement. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on each product’s historical return rate and historical warranty cost. The standard and extended warranty obligations are recorded as warranty liabilities and included in other current liabilities in the consolidated balance sheets. For the fiscal year 2020 and 2019, the activity in the aggregate warranty liabilities was as follows (in thousands):

	January 2, 2021	December 28, 2019
Warranty liabilities, beginning of period	$1,412	$1,420
Additions to warranty liabilities	445	690
Reductions to warranty liabilities	(723)	(698)
Warranty liabilities, end of period	$1,134	$1,412

Operating Expense

Operating expense consists of marketing, general and administrative, fulfillment, and technology expense. The Company also includes share-based compensation expense in the applicable operating expense category based on the respective equity award recipient’s function. Marketing costs, including advertising, are expensed as incurred. The majority of advertising expense is paid to internet search engine service providers, television advertising, and internet commerce facilitators. For fiscal year 2020 and 2019, the Company recognized advertising costs of $54,588 and $25,691, respectively. Marketing expense also includes payroll and related expenses associated with our customer service and marketing personnel. General and administrative expense consists primarily of administrative payroll and related expenses, merchant processing fees, legal and professional fees and other administrative costs. Fulfillment expense consists primarily of payroll and related costs associated with warehouse employees and the Company’s purchasing group, facilities rent, building maintenance, depreciation and other costs associated with inventory management and wholesale operations. Technology expense consists primarily of payroll and related expenses of the Company’s information technology personnel, the cost of hosting the Company’s servers, communications expenses and internet connectivity costs, computer support and software development amortization expense. Marketing expense, general and administrative expense, and fulfillment expense also includes depreciation and amortization expense.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC 718 - Compensation – Stock Compensation (“ASC 718”). All share-based payment awards issued to employees are recognized as share-based compensation expense in the statements of operations based on their respective grant date fair values. Compensation expense for service-based restricted stock units is based on the closing stock price of our common stock on the date of grant, and is recognized on a straight-line basis over the requisite service period. Compensation expense for performance-based awards is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. Compensation expense for stock options is based on the fair value estimated on the date of grant using an option pricing model, and is recognized over the vesting period of three to four years. The Company currently uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards for such stock options, which is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.

Expected volatility is based on the historical volatility of the Company’s stock price for a period approximating the expected life. The expected life of an award is based on combining historical exercise data with expected weighted time outstanding. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues for the expected life of awards. The expected dividend yield assumption is based on the Company’s expectation of paying no dividends on its common stock.

The Company accounts for equity awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees, which requires the fair value of an award to non-employees be remeasured at fair value as the award vests. Under ASC 718, we recognize forfeitures as they occur.

Other Income, net

Other income, net consists of miscellaneous income or expense and interest income comprised primarily of interest income on investments.

Interest Expense

Interest expense consists primarily of interest expense on our revolving loan and letters of credit balances, deferred financing cost amortization, and finance lease interest.

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

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely to be realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of January 2, 2021, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.

Taxes Collected from Customers and Remitted to Governmental Authorities

We present taxes collected from customers and remitted to governmental authorities on a net basis in accordance with the guidance on ASC 606-10-32-2 - Taxes Collected from Customers and Remitted to Governmental Authorities.

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

Foreign Currency Translation

For each the Company’s foreign subsidiaries, the functional currency is its local currency. Assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates. The effects of the foreign currency translation adjustments are included as a component of accumulated other comprehensive (loss) income in the Company’s consolidated balance sheets.

Comprehensive Loss

The Company reports comprehensive loss in accordance with ASC 220 - Comprehensive Income (“ASC 220”). Accumulated other comprehensive (loss) income , included in the Company’s consolidated balance sheets, includes foreign currency translation adjustments related to the Company’s foreign operations, unrealized gain on deferred compensation trust assets, and actuarial loss on the Company’s defined benefit plan in the Philippines. The Company presents the components of net loss and other comprehensive loss in its consolidated statements of comprehensive operations.

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

Note 2 – Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

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

Financial Assets Valued on a Recurring Basis

As of January 2, 2021 and December 28, 2019, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s cash and cash equivalents which consist primarily of money market funds and short-term investments with original maturity dates of three months or less at the date of purchase. The Company determines fair value of these assets through quoted market prices and as such they are considered Level 1 assets. Level 1 cash and cash equivalents were valued at $35,802 and $2,273 as of January 2, 2021 and December 28, 2019, respectively. During fiscal year 2020 and 2019 there were no transfers into or out of Level 1 and Level 2 assets.

Non-Financial Assets Valued on a Non-Recurring Basis

The Company’s long-lived assets, including intangible assets subject to amortization, are measured at fair value on a non-recurring basis. These assets are measured at cost but are written-down to fair value, if necessary, as a result of impairment. As of January 2, 2021 the Company determined long-lived assets, including intangible assets, were not impaired, as such, they were not measured at fair value.

Note 3 – Property and Equipment, Net

The Company’s property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense for fiscal year 2020 and 2019 was $7,657 and $6,252, respectively. The cost and related accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings. Repairs and maintenance are expensed as incurred.

Property and equipment consisted of the following as of January 2, 2021 and December 28, 2019:

	January 2, 2021	December 28, 2019
Machinery and equipment	11,547	12,766
Computer software (purchased and developed) and equipment	23,225	28,437
Vehicles	190	95
Leasehold improvements	1,515	1,161
Furniture and fixtures	297	744
Construction in process	5,780	3,091
	42,554	46,294
Less accumulated depreciation and amortization	(27,812)	(36,644)
Property and equipment, net	$14,742	$9,650

Construction in process primarily relates to the Company’s internally developed software.

Depreciation and amortization of property and equipment is calculated by using the straight-line method for financial reporting purposes, at rates based on the following estimated useful lives:

	Years
Machinery and equipment	2	-	5
Computer software (purchased and developed)	2	-	3
Computer equipment	2	-	5
Vehicles	3	-	5
Leasehold improvements*	3	-	5
Furniture and fixtures	3	-	7

*	The estimated useful life is the lesser of 3-5 years or the lease term, whichever is shorter.

Refer to “Note 8 - Commitments and Contingencies” for additional lease information.

Note 4 – Borrowings

The Company maintains an asset-based revolving credit facility that provides for, among other things a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. Our Credit Facility also provides for an option to increase the aggregate principal amount from $30,000 to $40,000 subject to lender approval. As of January 2, 2021, the Company’s outstanding revolving loan balance was $0.

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

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.25% to 1.75% per annum based on the Company’s fixed charge coverage ratio, or (b) a “an alternate prime base rate” subject to a reduction by 0.25% to 0.75% per annum based on the Company’s fixed charge coverage ratio. As of January 2, 2021, the Company’s LIBOR based interest rate was 1.44% (on $0 principal) and the Company’s prime based rate was 3.00% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the terms of the agreement with JPMorgan, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three consecutive business days, and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). The Company’s required excess availability related to the “Covenant Testing Trigger Period” (as defined under the Credit Agreement) under the revolving commitment under the Credit Agreement is less than $3,000 for the period commencing on any day that excess availability is less than $3,000 for three consecutive business days, and continuing until excess availability has been greater than or equal to $3,000 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment). As of January 2, 2021, our outstanding standby letters of credit balance was $1,550, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet.

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

Under the Twelfth Amendment, if JPMorgan determines that LIBOR is unavailable or that the syndicated loan market is using a different standard, it can at its discretion amend the loan agreement to utilize a different rate. The new rate may be the facility’s existing ABR rate or a new SOFR-based rate, and will incorporate a spread determined by market conditions and agreement between JPMorgan and the Company.

On August 8, 2019, the Company entered into a financing arrangement with a third-party financial institution related to the development of the Company’s third warehouse which is located in Las Vegas, Nevada.  The financing arrangement matures in April 2022 and has an effective interest rate of approximately 7.70% per annum.  The Company paid off the outstanding notes payable balance during fiscal year 2020 and as of January 2, 2021, the total outstanding balance was $0. As of December 28, 2019, the total outstanding balance of the note payable was $1,790, of which $729 is recorded as current liability and $1,060 is recorded as non-current liability in the consolidated balance sheet.

Note 5 – Stockholders’ Equity and Share-Based Compensation

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

Series A Convertible Preferred Stock

On March 25, 2013, the Company authorized the issuance of 4,150 shares of Series A Preferred and entered into a Securities Purchase Agreement pursuant to which the Company agreed to sell up to an aggregate of 4,150 shares of our Series A Preferred, $0.001 par value per share at a purchase price per share of $1.45 for aggregate proceeds to the Company of approximately $6,017. On March 25, 2013, the Company sold 4,000 shares of Series A Preferred for aggregate proceeds of $5,800. On April 5, 2013, the Company sold the remaining 150 shares of Series A Preferred for aggregate proceeds of $217. The Company incurred issuance costs of $847 and used the net proceeds from the sale of the Series A Preferred to reduce its revolving loan payable.

Dividends on the Series A Preferred are payable quarterly at a rate of $0.058 per share per annum in cash, in shares of common stock or in any combination of cash and common stock as determined by the Company’s Board of Directors. Certain conditions are required to be satisfied in order for the Company to pay dividends on the Series A Preferred in shares of common stock, including (i) the common stock being registered pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934, as amended, (ii) the common stock being issued having been approved for listing on a trading market and (iii) the common stock being issued either being covered by an effective registration statement or being freely tradable without restriction under Rule 144 (subject to certain exceptions). The Series A Preferred shall each be entitled to one vote per share for each share of common stock issuable upon conversion thereof (excluding from any such calculation any dividends accrued on such shares) and shall vote together with the holders of common stock as a single class on any matter on which the holders of common stock are entitled to vote. Concurrent with the Company’s issuance of Series A Preferred, the Company, certain of its domestic subsidiaries and JPMorgan entered into a Second Amended Credit Agreement to allow the Company to pay cash dividends on the Series A Preferred in an aggregate amount of up to $400 per year and pay cash in lieu of issuing fractional shares upon conversion of or in payment of dividends on the Series A Preferred. For the fiscal year ended January 2, 2021, the Company recorded dividends of $71. The Company issued 45 shares of common stock in payment of the fiscal year 2020 dividends. There were $0 dividends accrued as of January 2, 2021. For the fiscal year ended December 28, 2019, the Company recorded dividends of $160. The Company issued 59 shares of common stock in payment of the fiscal year 2019 dividends. There were $41 dividends accrued as of December 28, 2019.

Each share of Series A Preferred is convertible into shares of our common stock at the initial conversion rate of one share of common stock for each share of Series A Preferred. On June 19, 2020, each outstanding share of Series A Preferred automatically converted to one share of the Company’s common stock. This automatic conversion was required pursuant to Section 4 of the Series A Preferred Stock purchase agreement (dated March 25, 2013) because the volume weighted average price for the common stock price was equal to, or exceeded, $4.35 for 30 consecutive trading days. The Company issued an aggregate of 2,620,687 shares of common stock in connection with the automatic conversion. Because of this automatic conversion, 0 shares of Series A Preferred shares were outstanding as of January 2, 2021.

Share-Based Compensation Plan Information

The Company adopted the 2016 Equity Incentive Plan ("2016 Equity Plan") on March 9, 2016, which became effective on May 31, 2016, following stockholder approval. Subject to adjustment for certain changes in the Company’s capitalization, the aggregate number of shares of the Company’s common stock that may be issued under the 2016 Equity Plan will not exceed the sum of (i) two million five hundred thousand (2,500) new shares, (ii) the number of unallocated shares remaining available for the grant of new awards under the Company’s prior equity plans described below (the “Prior Equity Plans”) as of the effective date of the 2016 Plan (which was equal to 3,894 shares as of May 31, 2016) and (iii) any shares subject to a stock award under the Prior Equity Plans that are not issued because such stock award expires or otherwise terminates without all of the shares covered by such stock award having been issued, that are not issued because such stock award is settled in cash, that are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares, or that are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award. In addition, the share reserve will automatically increase on January 1st of each year, for a period of nine years, commencing on January 1, 2017 and ending on (and including) January 1, 2026, in an amount equal to one million five hundred thousand (1,500) shares per year; however the Board of Directors of the Company may act prior to January 1st of a given year to provide that there will be no January 1st increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant the automatic increase. Options granted under the 2016 Equity Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must be equal to 100% of the fair market value on the date of grant. As of January 2, 2021, 1,399 shares were available for future grants under the 2016 Equity Plan.

The following tables summarizes the Company’s stock option activity for the fiscal years ended, and details regarding the options outstanding and exercisable as of January 2, 2021 and December 28, 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value(1)
Options outstanding, December 28, 2019	7,223	$2.76
Granted	2,558	$3.21
Exercised	(2,200)	$1.94
Cancelled:
Forfeited	(73)	$4.82
Expired	(576)	$3.69
Options outstanding, January 2, 2021	6,932	$2.09	8.10	$71,404
Vested and expected to vest at January 2, 2021	6,932	$2.09	8.10	$71,404
Options exercisable, January 2, 2021	2,591	$1.73	7.04	$27,630

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value(1)
Options outstanding, December 29, 2018	6,067	$2.69
Granted	4,460	$1.19
Exercised	(304)	$1.51
Cancelled:
Forfeited	(1,613)	$2.48
Expired	(1,417)	$3.08
Options outstanding, December 28, 2019	7,223	$2.76	6.57	$4,494
Vested and expected to vest at December 28, 2019	7,223	$1.78	6.57	$4,494
Options exercisable, December 28, 2019	3,080	$2.51	2.97	$747

(1)	These amounts represent the difference between the exercise price and the closing price of CarParts.com, Inc. common stock at the end of the respective fiscal year as reported on the NASDAQ Stock Market, for all options outstanding that have an exercise price currently below the closing price.

The weighted-average fair value of options granted during fiscal year 2020 and 2019 was $1.67 and $0.63, respectively. The intrinsic value of stock options at the date of the exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During fiscal year 2020 and 2019, the total intrinsic value of the exercised options was $12,563 and $96, respectively. The Company had $4,193 of unrecognized share-based compensation expense related to stock options outstanding as of January 2, 2021, which expense is expected to be recognized over a weighted-average period of 2.90 years.

Options exercised under all share-based compensation plans are granted net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For those employees who do not receive shares net of the minimum statutory withholding requirements, the appropriate taxes are paid directly by the employee. During fiscal year 2020 and 2019, we withheld 0 shares to satisfy $0 of employees’ tax obligations related to the net settlement of the stock options.

Restricted Stock Units

During 2020 and 2019 the Company granted an aggregate of 3,566 and 1,867 RSUs, respectively, to certain employees of the Company. The restricted stock units ("RSUs") were granted under the 2016 Equity Incentive Plan and reduced the pool of equity instruments available under that plan.

The vesting of each RSU is subject to the employee’s continued employment through applicable vesting dates. Some RSUs granted to certain executives may vest on an accelerated basis in part or in full upon the occurrence of certain events. The RSUs are accounted for as equity awards and are measured at fair value based upon the grant date price of the Company’s common stock. The closing price of the Company’s common stock on each grant date during 2020 ranged from $0.91 to $16.45.  The closing price of the Company’s common stock on each grant during 2019 ranged from $0.97 to $2.41. Compensation expense is recognized on a straight-line basis over the requisite service period of one-to-three years. Compensation expense for performance-based RSUs (“PSUs”) is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria.

During 2020 there were 155 RSUs granted that were time-based and 3,411 granted that were performance-based. As of January 2, 2021, the performance criteria established to trigger vesting of PSUs was met, but still subject to certification by the Compensation Committee.

During 2019 there were 315 RSUs granted that were time-based and 1,552 granted that were performance-based. As of December 28, 2019, the performance criteria established to trigger vesting of the PSU’s granted in 2019 was met, but still subject to certification by the Compensation Committee.

For the fiscal year ended January 2, 2021, we recorded compensation expense of $6,095 related to RSU’s. As of January 2, 2021, there was unrecognized compensation expense of $2,275 related to unvested RSUs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.50 years.

Share-Based Compensation Expense

The fair value of each option grant, excluding those options issued from the stock option exchange program as discussed above, was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for each of the periods ended:

Fiscal Year Ended
	January 2, 2021	December 28, 2019
Expected life	5.37 - 5.69 years	5.65 - 5.74 years
Risk-free interest rate	0.3% - 1.7%	1.5% - 2.5%
Expected volatility	55.1% - 63.5%	54.2% - 58.3%
Expected dividend yield	—%	—%

For the fiscal year 2020 and 2019, the Company recorded share-based compensation expense related to stock options and RSUs of $7,778 and $3,656, respectively.

The share-based compensation expense is net of amounts capitalized to internally-developed software of $659 and $55 during the fiscal year 2020 and 2019, respectively. No tax benefit was recognized for fiscal year 2020 and 2019 due to the valuation allowance position.

Under ASC 718, we recognize forfeitures as they occur.

Note 6 – Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Fiscal Year Ended
	January 2, 2021	December 28, 2019
Net loss per share:
Numerator:
Net loss	$(1,513)	$(31,548)
Dividends on Series A Convertible Preferred Stock	(71)	(161)
Net loss allocable to common shares	$(1,584)	$(31,709)
Denominator:
Weighted-average common shares outstanding (basic and diluted)	42,333	35,720
Basic and diluted net loss per share	$(0.04)	$(0.89)

The anti-dilutive securities, which are excluded from the calculation of diluted earnings per share due to their anti-dilutive effect are as follows (in thousands):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019
Performance stock units	—	1
Restricted stock units	42	43
Series A Convertible Preferred Stock (a)	1,251	2,771
Options to purchase common stock	166	6,532
Total	1,459	9,347

(a)	On June 19, 2020, each outstanding share of the Series A Convertible Preferred Stock (“Preferred Stock”) automatically converted to one share of the Company’s common stock. This automatic conversion was required pursuant to Section 4 of the Preferred Stock purchase agreement (dated March 25, 2013) because the volume weighted average price for the common stock price was equal to, or exceeded, $4.35 for 30 consecutive trading days. The Company issued an aggregate of 2,620,687 shares of common stock in connection with the automatic conversion.

Note 7 – Income Taxes

The components of loss from operations before income tax provision consist of the following:

	Fiscal Year Ended
	January 2, 2021	December 28, 2019
Domestic operations	$(1,738)	$(10,618)
Foreign operations	532	507
Total loss before income taxes	$(1,206)	$(10,111)

Income tax provision for fiscal year 2020 and 2019 consists of the following:

	Fiscal Year Ended
	January 2, 2021	December 28, 2019
Current:
Federal tax	$50	$—
State tax	80	6
Foreign tax	177	144
Total current taxes	307	150
Deferred:
Federal tax	(453)	(1,311)
State tax	(225)	(417)
Total deferred taxes	(678)	(1,728)
Valuation allowance	678	23,015
Income tax provision	$307	$21,437

Income tax provision differs from the amount that would result from applying the federal statutory rate as follows:

	January 2, 2021	December 28, 2019
Income tax at U.S. federal statutory rate	$(253)	$(2,123)
Tax attributes written off	50	—
Share-based compensation	(318)	729
State income tax, net of federal tax effect	(115)	(325)
Foreign tax	144	106
Other	121	35
Change in valuation allowance	678	23,015
Effective tax provision	$307	$21,437

For fiscal year 2020 and 2019, the effective tax rate for the Company was (25.4)% and (212.0)%, respectively. The Company’s effective tax rate for fiscal year 2020 and 2019 differs from the U.S. federal rate primarily as a result of non-deductible share-based compensation, the write-off of expired state net operating loss carryforwards, and the change in the valuation allowance maintained against the Company’s deferred tax assets.

Deferred tax assets and deferred tax liabilities consisted of the following:

	January 2, 2021	December 28, 2019
Deferred tax assets:
Inventory and inventory related allowance	$1,082	$529
Lease liabilities	7,311	3,663
Share-based compensation	2,102	1,836
Book over tax depreciation	468	—
Intangibles	660	1,577
Sales and bad debt allowances	1,044	712
Accrued compensation	436	200
Net operating loss	24,131	25,322
Other	186	1
Total deferred tax assets	37,420	33,840
Valuation allowance	(30,516)	(29,731)
Net deferred tax assets	6,904	4,109
Deferred tax liabilities:
Right-of-use assets	6,879	3,572
Tax over book depreciation	—	489
Other	25	48
Total deferred tax liabilities	6,904	4,109
Net deferred tax assets	$—	$—

As of January 2, 2021, federal and state net operating loss (“NOL”) carryforwards were $83,386 and $76,120, respectively. Federal NOL carryforwards of $1,295 were acquired in the acquisition of WAG which are subject to Internal Revenue Code section 382 and limited to an annual usage limitation of $135. Federal NOL carryforwards begin to expire in 2029. The state NOL carryforwards expire in the respective tax years as follows:

2021	$5,345
2022	975
2023	3,013
2024	2,370
2025	3,281
Thereafter	61,136
$76,120

Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversal of existing taxable temporary differences. ASC 740 provides that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years or losses expected in early future years. As of January 2, 2021, mainly due to cumulative losses in recent years, the Company maintained a valuation allowance in the amount of $30,516 against deferred tax assets that were not more likely than not of being realized.

We are subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2016-2020 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2017-2020 remain open. The Company does not anticipate a significant change to the amount of unrecognized tax benefits within the next twelve months.

Included in accrued expenses are income taxes payable of $119 and $33 as of January 2, 2021 and December 28, 2019, respectively, consisting primarily of current state and foreign taxes. Included in other non-current liabilities are income taxes payable of $702 and $662 as of January 2, 2021 and December 28, 2019, respectively, relating to accrued future foreign withholding taxes.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. Due to the existence of previously incurred losses, the NOL carryback provisions of the CARES Act did not result in a cash benefit to the Company, however, we do anticipate increased interest expense deductions for tax purposes in 2020 and 2021 as a result of the relaxation of the limitations on the deductibility of interest. On December 27, 2020, the Consolidated Appropriations Act (“CAA”) was enacted in further response to the COVID-19 pandemic, in combination with omnibus spending for the 2021 federal fiscal year. The CAA extended many of the provisions enacted by the CARES Act, the extension of which likewise did not have a material impact on the Company’s consolidated financial statements for the fiscal year ended January 2, 2021.

Note 8 – Commitments and Contingencies

Facilities Leases

The Company moved the corporate headquarters from Carson, California to Torrance, California in April 2020 and entered into the new office space lease on April 13, 2020. The lease between the Company and Preylock Gramercy, LLC is for approximately 25,200 square feet. The initial seventy-month lease term is set to expire in March of 2026. The Company is obligated to pay approximately $73 in monthly base rent (rent abatement for five months in the first two years), which shall increase by 3% each year beginning on the second-year anniversary of the lease term. In accordance with ASU 842 – Leases (“ASC 842”), the Company recorded $4,338 in Right-of-use assets – operating, non-current, and $3,916 in Right-of-use obligation – operating, non-current, with $422 recorded in Right-of-use obligation – operating, current, on the consolidated balance sheet at the commencement of the lease. The Company is also obligated to pay certain operating expenses set forth in the lease.

The Company also leases warehouse space in LaSalle, Illinois, Chesapeake, Virginia, Las Vegas, Nevada, and Grand Prairie, Texas, in addition to leasing office space for the Philippines subsidiary.

On March 15, 2020, the Company entered into a lease for new office space for its Philippines subsidiary. The lease between the Company and Mendrez Reality Development Corporation is for approximately 15,800 square feet. The initial ten-year lease term is set to expire in March of 2030. The Company is obligated to pay approximately $500 in annual base rent, which shall increase by 5% each year beginning on the second year of the lease term and then increase by 4% each year beginning on the sixth year of the lease term. In accordance with ASU 842, the Company recorded $5,325 in Right-of-use assets – operating, non-current, and $4,981 in Right-of-use obligation – operating, non-current, with $344 recorded in Right-of-use obligation – operating, current, on the consolidated balance sheet at the commencement of the lease.

On July 1, 2020, the Company entered into a lease for its distribution center located in Grand Prairie, Texas. The lease between the Company and Morris Truman Associates LLC is for approximately 210,000 square feet. The initial ninety-month lease term is set to expire in December of 2027. The Company is obligated to pay approximately $48 in monthly base rent (rent abatement for the first six months of the lease term), which shall increase to $71 in monthly base rent beginning on the second-year anniversary of the lease term and then shall increase by 3% each year beginning on the third-year anniversary. In accordance with ASU 842, the Company recorded $5,469 in Right-of-use assets – operating, non-current, and $5,231 in Right-of-use obligation – operating, non-current, with $238 recorded in Right-of-use obligation – operating, current, on the consolidated balance sheet at the commencement of the lease.

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

On April 17, 2013, the Company’s wholly-owned subsidiary, Whitney Automotive Group, Inc. (“WAG”) entered into a sales leaseback for its facility in LaSalle, Illinois, receiving $9,750 pursuant to a purchase and sale agreement dated April 17, 2013 between WAG and STORE Capital Acquisitions, LLC. The Company used the net proceeds of $9,507 from this sale to reduce its revolving loan payable. Simultaneously with the execution of the purchase and sale agreement and the closing of the sale of the property, the Company entered into a lease agreement with STORE Master Funding III, LLC (“STORE”) whereby we leased back the property for our continued use as an office, retail and warehouse facility for storage, sale and distribution of automotive parts, accessories and related items for 20 years, terminating on April 30, 2033. The Company’s initial base annual rent is $853 for the first year (“Base Rent Amount”), after which the rental amount will increase annually on May 1 by the lesser of 1.5% or 1.25 times the change in the Consumer Price Index as published by the U.S. Department of Labor’s Bureau of Labor Statistics, except that in no event will the adjusted annual rental amount fall below the Base Rent Amount. We were not required to pay any security deposit. Under the terms of the lease, we are required to pay all taxes associated with the lease, pay for any required maintenance on the property, maintain certain levels of insurance and indemnify STORE for losses incurred that are related to our use or occupancy of the property. The lease was initially accounted for as a capital lease and the $376 excess of the net proceeds over the net carrying amount of the property is amortized in interest expense on a straight-line basis over the lease term of 20 years. Upon the adoption of ASC 842 in the beginning of fiscal year 2019, this lease was revalued and reclassified in Right-of-use-assets-finance leases, on the balance sheet.

Facility rent expense for fiscal year 2020 and 2019 was $4,058, and $2,275, respectively.

Quantitative information regarding the Company’s leases as of January 2, 2021 and December 28, 2019 are as follows (in thousands):

	Fiscal Year ended	Fiscal Year Ended
	January 2, 2021	December 28, 2019
Components of lease cost
Finance lease cost components
Amortization of finance lease assets	$1,246	$1,007
Interest on finance lease liabilities	735	692
Total finance lease costs	$1,981	$1,699
Operating lease costs	$1,890	$1,409

Total lease cost	$3,871	$3,108

Supplemental cash flow information related to operating and finance leases is as follows for the fiscal years ended January 2, 2021 and December 28, 2019:	Fiscal Year ended	Fiscal Year Ended
	January 2, 2021	December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$1,676	1,297
Operating cash outflow from finance leases	735	692
Financing cash outflow from finance leases	1,005	670

Weighted-average remaining lease term-finance leases (in years)	8.9	12.3
Weighted-average remaining lease term-operating leases (in years)	6.3	3.7
Weighted-average discount rate-finance leases	6.53%	7.69%
Weighted-average discount rate-operating leases	4.13%	5.59%

Lease commitments as of January 2, 2021 were as follows:

	Finance Leases	Operating Leases	Total
2021	$2,424	$3,166	$5,590
2022	2,465	3,519	5,984
2023	2,253	3,302	5,555
2024	1,706	3,150	4,856
2025	1,554	2,649	4,203
Thereafter	7,766	5,416	13,182
Total minimum payments required	18,168	21,202	39,370
Less portion representing interest	5,157	2,629	7,786
Present value of lease obligations	$13,011	$18,573	$31,584
Less current portion of lease obligations	1,583	2,527	4,110
Long-term portion of lease obligations	$11,428	$16,046	$27,474

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

Note 9 – Employee Retirement Plan and Deferred Compensation Plan

Effective February 17, 2006, the Company adopted a 401(k) defined contribution retirement plan covering all full time employees who have completed one month of service. The Company may, at its sole discretion, match fifty cents per dollar up to 6% of each participating employee’s salary. The Company’s contributions vest in annual installments over three years. Discretionary contributions made by the Company totaled $558 and $332 for fiscal years 2020 and 2019, respectively.

In January 2010, the Company adopted the CarParts.com, Inc. Management Deferred Compensation Plan (the “Deferred Compensation Plan”), for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 90% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by the Company through the purchase of mutual funds, held by a rabbi trust. The deferred compensation liabilities (consisting of employer contributions, employee deferrals and associated earnings and losses) are general unsecured obligations of the Company. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company may at its discretion contribute certain amounts to eligible employee accounts. In January 2010, the Company began to contribute 50% of the first 2% of participants’ eligible contributions into their Deferred Compensation Plan accounts. As of January 2, 2021, the assets and associated liabilities of the Deferred Compensation Plan were $747 and $685, respectively, and were $671 and $674, respectively, as of December 28, 2019 and are included in other non-current assets, other current liabilities and other non-current liabilities in our consolidated balance sheets. The interest dividend and realized/unrealized gain/loss for fiscal year 2020 and 2019 was immaterial.

Note 10 – Product Information

As described in detail under “Note 1 – Summary of Significant Accounting Policies and Nature of Operations”, the Company’s products consist of replacement parts serving the wear and tear and body repair market, hard parts to serve the maintenance and repair market, and performance parts and accessories. The following table summarizes the approximate distribution of the Company’s revenue by product type.

	2020	2019
House Brands
Replacement Parts	71%	62%
Hard Parts	17%	20%
Performance	1%	1%

Branded
Replacement Parts	1%	1%
Hard Parts	6%	9%
Performance	4%	7%

Total	100%	100%

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2021	CARPARTS.COM, INC.

	By:	/s/ Lev Peker
Lev Peker
Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned officers and directors of CarParts.com, Inc., do hereby constitute and appoint Lev Peker and David Meniane, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Lev Peker	Chief Executive Officer and Director	March 15, 2021
Lev Peker	(principal executive officer)
/s/ David Meniane	Chief Financial Officer and Chief Operating Officer	March 15, 2021
David Meniane	(principal financial and accounting officer)
/s/ Warren B. Phelps III	Chairman of the Board	March 15, 2021
Warren B. Phelps III
/s/ Jay K. Greyson	Director	March 15, 2021
Jay K. Greyson
/s/ Sol Khazani	Director	March 15, 2021
Sol Khazani
/s/ Mehran Nia	Director	March 15, 2021
Mehran Nia
/s/ Jim Barnes	Director	March 15, 2021
Jim Barnes
/s/ Nanxi Liu	Director	March 15, 2021
Nanxi Liu
/s/ Lisa Costa	Director	March 15, 2021
Lisa Costa