Form 10-Q
period 2021-04-03
CarParts.com, Inc.
filed 2021-05-11
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2021

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ⌧

As of May 5, 2021, the registrant had 48,092,549 shares of common stock outstanding, $0.001 par value.

CARPARTS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THIRTEEN WEEKS ENDED APRIL 3, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, In Thousands, Except Par Value and Per Share Liquidation Value)

	April 3,	January 2,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$45,896	$35,802
Accounts receivable, net	9,735	6,318
Inventory	97,942	89,316
Other current assets	9,840	7,939
Total current assets	163,413	139,375
Property and equipment, net	16,063	14,742
Right-of-use - assets - operating leases, net	16,716	17,507
Right-of-use - assets - finance leases, net	13,875	12,457
Other non-current assets	2,301	2,892
Total assets	$212,368	$186,973
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,306	$45,302
Accrued expenses	26,492	18,190
Customer deposits	2,204	630
Right-of-use - obligation - operating, current	2,451	2,527
Right-of-use - obligation - finance, current	1,950	1,583
Other current liabilities	4,537	3,747
Total current liabilities	95,940	71,979
Right-of-use - obligation - operating, non-current	15,215	16,046
Right-of-use - obligation - finance, non-current	12,521	11,428
Other non-current liabilities	3,631	4,031
Total liabilities	127,307	103,484
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 50,603 and 48,091 shares issued and outstanding as of April 3, 2021 and January 2, 2021 (of which 2,525 are treasury stock)	53	51
Treasury stock	(7,146)	(7,146)
Additional paid-in capital	264,503	260,260
Accumulated other comprehensive loss	(166)	(215)
Accumulated deficit	(172,183)	(169,461)
Total stockholders’ equity	85,061	83,489
Total liabilities and stockholders' equity	$212,368	$186,973

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended
	April 3,	March 28,
	2021	2020
Net sales	$144,802	$87,818
Cost of sales (1)	95,628	58,039
Gross profit	49,174	29,779
Operating expense	51,672	30,132
Loss from operations	(2,498)	(353)
Other income (expense):
Other, net	81	71
Interest expense	(250)	(660)
Total other expense, net	(169)	(589)
Loss before income taxes	(2,667)	(942)
Income tax provision	55	36
Net loss	(2,722)	(978)
Other comprehensive gain (loss):
Foreign currency translation adjustments	14	(6)
Unrealized gain (loss) on deferred compensation trust assets	35	(95)
Total other comprehensive gain (loss)	49	(101)
Comprehensive loss	$(2,673)	$(1,079)
Net loss per share:
Basic and diluted net loss per share	$(0.06)	$(0.03)
Weighted-average common shares outstanding:
Shares used in computation of basic and diluted net loss per share	48,760	36,871
(1)	Excludes depreciation and amortization expense which is included in operating expense.

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, In Thousands)

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balance, December 28, 2019	2,771	$3	36,167	$38	$187,147	$(7,146)	$214	$(167,876)	$12,380
Net loss	—	—	—	—	—	—	—	(978)	(978)
Issuance of shares in connection with stock option exercise	—	—	523	1	1,119	—	—	—	1,120
Issuance of shares in connection with restricted stock units vesting	—	—	1,809	2	(86)	—	—	—	(84)
Issuance of shares in connection with BOD fees	—	—	3	—	6	—	—	—	6
Share-based compensation	—	—	—	—	2,819	—	—	—	2,819
Common stock dividend on preferred stock	—	—	20	—	38	—	—	(39)	(1)
Conversion of preferred stock	(150)	—	150	—	—	—	—	—	—
Unrealized loss on deferred compensation trust assets	—	—	—	—	—	—	(95)	—	(95)
Effect of changes in foreign currencies	—	—	—	—	—	—	(6)	—	(6)
Balance, March 28, 2020	2,621	3	38,672	41	191,043	(7,146)	113	(168,893)	15,161

Balance, January 2, 2021	—	—	48,091	51	260,260	(7,146)	(215)	(169,461)	83,489
Net loss	—	—	—	—	—	—	—	(2,722)	(2,722)
Issuance of shares in connection with stock option exercise	—	—	130	—	163	—	—	—	163
Issuance of shares in connection with restricted stock units vesting	—	—	2,382	2	(6)	—	—	—	(4)
Issuance of shares in connection with BOD fees	—	—	—	—	6	—	—	—	6
Share-based compensation	—	—	—	—	4,080	—	—	—	4,080
Unrealized gain on deferred compensation trust assets	—	—	—	—	—	—	35	—	35
Effect of changes in foreign currencies	—	—	—	—	—	—	14	—	14
Balance, April 3, 2021	—	$—	50,603	$53	$264,503	$(7,146)	$(166)	$(172,183)	$85,061

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, In Thousands)

	Thirteen Weeks Ended
	April 3,	March 28,
	2021	2020
Operating activities
Net loss	$(2,722)	$(978)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	2,379	1,898
Amortization of intangible assets	28	25
Deferred income taxes	—	(22)
Share-based compensation expense	3,573	2,663
Stock awards issued for non-employee director service	6	6
Amortization of deferred financing costs	5	5
Changes in operating assets and liabilities:
Accounts receivable	(3,417)	(2,362)
Inventory	(8,627)	(4,860)
Other current assets	(1,903)	(713)
Other non-current assets	554	(197)
Accounts payable and accrued expenses	21,265	18,022
Other current liabilities	2,364	808
Right-of-use obligation - operating leases - current	(72)	234
Right-of-use obligation - operating leases - long-term	(44)	(231)
Other non-current liabilities	(338)	1
Net cash provided by operating activities	13,051	14,299
Investing activities
Additions to property and equipment	(2,630)	(2,050)
Net cash used in investing activities	(2,630)	(2,050)
Financing activities
Borrowings from revolving loan payable	69	1,170
Payments made on revolving loan payable	(69)	(1,170)
Payments of notes payable	—	(1,226)
Payments on finance leases	(476)	(178)
Statutory tax withholding payment for share-based compensation	(3)	(84)
Proceeds from exercise of stock options	163	1,120
Net cash used in financing activities	(316)	(368)
Effect of exchange rate changes on cash	(11)	(6)
Net change in cash and cash equivalents	10,094	11,875
Cash and cash equivalents, beginning of period	35,802	2,273
Cash and cash equivalents, end of period	$45,896	$14,148
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use operating asset acquired	$17	$5,325
Right-of-use finance asset acquired	$1,936	$130
Accrued asset purchases	$1,877	$662
Share-based compensation expense capitalized in property and equipment	$507	$155
Supplemental disclosure of cash flow information:
Cash (received) paid during the period for income taxes	$(135)	$—
Cash paid during the period for interest	$287	$433

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In Thousands, Except Per Share Data)

Note 1 – Basis of Presentation and Description of Company

CarParts.com, Inc. (including its subsidiaries) is a leading online provider of aftermarket auto parts and accessories. The Company sells its products primarily to individual consumers through its flagship website located at www.carparts.com and online marketplaces. Our corporate website is also located at www.carparts.com/investor. References to the “Company,” “we,” “us,” or “our” refer to CarParts.com, Inc. and its consolidated subsidiaries.

The Company’s products consist of replacement parts serving the wear and tear and body repair market, hard parts to serve the maintenance and repair market, and performance parts and accessories. The replacement parts category is primarily comprised of body parts for the exterior of an automobile as well as certain other mechanical or electrical parts that are not related to the functioning of the engine or drivetrain. Our parts in this category typically replace original body parts that have been damaged as a result of general wear and tear or a collision. In addition, we sell an extensive line of mirror products, including parts from our own house brand called Kool-Vue®, which are marketed and sold as aftermarket replacement parts and as upgrades to existing parts. The hard parts category is primarily comprised of engine components and other mechanical and electrical parts including our house brand of catalytic converters called Evan Fischer®. These hard parts serve as replacement parts that are generally used by professionals and do-it-yourselfers for engine and mechanical maintenance and repair. We also offer performance versions of many parts sold in each of the above categories, including parts from our own house brand, JC Whitney®. Performance parts and accessories generally consist of parts that enhance the performance of the automobile, upgrade existing functionality of a specific part or improve the physical appearance or comfort of the automobile.

The Company is a Delaware C corporation and is headquartered in Torrance, California. The Company has employees located in both the United States and the Philippines.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of April 3, 2021 and the consolidated results of operations and cash flows for the thirteen weeks ended April 3, 2021 and March 28, 2020. The Company’s results for the interim periods are not necessarily indicative of the results that may be expected for any other interim period, or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 2, 2021, which was filed with the SEC on March 16, 2021 and all our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2020 fiscal year, and throughout the date of this report.

During the thirteen weeks ended April 3, 2021, the Company incurred a net loss of $2,722 compared to a net loss of $978 during the thirteen weeks ended March 28, 2020. Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months.

Note 2 – Borrowings

The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory, and property and equipment. Our Credit Facility also provides for an option to increase the aggregate principal amount from $30,000 to $40,000 subject to lender approval. As of April 3, 2021, our outstanding revolving loan balance was $0. The outstanding standby letters of credit balance as of April 3, 2021 was $1,435, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.25% to 1.75% per annum based on the Company's fixed charge coverage ratio, or (b) an “alternate prime base rate” subject to a reduction by 0.25% to 0.75% per annum based on the Company’s fixed charge coverage ratio. As of April 3, 2021, the Company’s LIBOR based interest rate was 1.38% (on $0 principal) and the Company’s prime based rate was 3.00% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the credit agreement with JPMorgan Chase Bank (the "Credit Agreement"), cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three consecutive business days and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with such trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $3,000, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 (with the trigger subject to adjustment based on the Company’s revolving commitment). The Company’s excess availability was $26,302 as of April 3, 2021. The Credit Agreement requires us to obtain a prior written consent from JPMorgan Chase Bank when we determine to pay any dividends on or make any distribution with respect to our common stock. The Credit Facility matures on December 16, 2022.

Note 3 – Stockholders’ Equity and Share-Based Compensation

Options and Restricted Stock Units

The Company had the following common stock option activity during the thirteen weeks ended April 3, 2021:

●	Granted options to purchase 0 common shares.
●	Exercise of 130 options to purchase common shares.
●	Forfeiture of 5 options to purchase common shares.
●	Expiration of 0 options to purchase common shares.

The following table summarizes the Company’s restricted stock unit ("RSU") activity for the thirteen weeks ended April 3, 2021, and details regarding the awards outstanding and exercisable as of April 3, 2021 (in thousands):

			Weighted Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (in years)	Intrinsic Value
Vested and expected to vest as of January 2, 2021	3,143	$—
Awarded	1,834	$—
Vested	(2,381)	$—
Forfeited	(2)	$—
Awards outstanding, April 3, 2021	2,594	$—	8.80	$40,021
Vested and expected to vest as of April 3, 2021	2,594	$—	8.80	$40,021

During the thirteen weeks ended April 3, 2021, 9 RSUs that vested were time-based and 2,372 were performance-based.

For the thirteen weeks ended April 3, 2021 and March 28, 2020, we recorded compensation costs related to stock options and RSUs of $4,080 and $2,819, respectively. As of April 3, 2021, there was unrecognized compensation expense related to stock options and RSUs of $23,550 that will be expensed through March 2025.

Note 4 – Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Thirteen Weeks Ended
	April 3, 2021	March 28, 2020
Net loss per share:
Numerator:
Net loss	$(2,722)	$(978)
Dividends on Series A Convertible Preferred Stock	—	38
Net loss allocable to common shares	$(2,722)	$(1,016)
Denominator:
Weighted-average common shares outstanding (basic and diluted)	48,760	36,871
Basic and diluted net loss per share	$(0.06)	$(0.03)

For the thirteen months ended April 3, 2021 and March 28, 2020, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share as the effect of including such securities would have been anti-dilutive.

Note 5 – Income Taxes

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2016-2020 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2017-2020 remain open.

For the thirteen weeks ended April 3, 2021, the effective tax rate for the Company was (2.1)%. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, certain employee compensation, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax benefit on the current period pre-tax loss.

For the thirteen weeks ended March 28, 2020, the effective tax rate for the Company was (3.8)%. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax benefit of the current period pre-tax loss.

The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the thirteen weeks ended April 3, 2021, there was no material change from fiscal year ended January 2, 2021 in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

On December 27, 2020, the Consolidated Appropriations Act (“CAA”) was enacted in further response to the COVID-19 pandemic, in combination with omnibus spending for the 2021 federal fiscal year. The CAA extended many of the provisions enacted by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which did not have a material impact on the Company’s consolidated financial statements for the thirteen weeks ended April 3, 2021. On March 11, 2021, the American Rescue Plan Act of 2021 ("ARPA") was enacted in still further response to the COVID-19 pandemic. The Company is evaluating the provisions of ARPA, but does not expect it to have a material impact on the Company's consolidated financial statements for the 2021 fiscal year.

Note 6 – Commitments and Contingencies

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

Note 7 – Product Information

As described in Note 1 above, the Company’s products consist of replacement parts serving the wear and tear and body repair market, hard parts to serve the maintenance and repair market, and performance parts and accessories. The following table summarizes the approximate distribution of the Company’s revenue by product type.

	Thirteen Weeks Ended
	April 3, 2021	March 28, 2020
House Brands
Replacement Parts	70%	72%
Hard Parts	17%	19%
Performance	1%	1%

Branded
Replacement Parts	1%	1%
Hard Parts	6%	4%
Performance	5%	3%

Total	100%	100%

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

The information contained in this section is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the U.S. Securities and Exchange Commission (“SEC”), which are available on the SEC’s website at http://www.sec.gov. The section entitled “Risk Factors” set forth in Part II, Item 1A of this report, and similar discussions in our other SEC filings, describe some of the important factors, risks and uncertainties that may affect our business, results of operations and financial condition and could cause actual results to differ materially from those expressed or implied by these or any other forward-looking statements made by us or on our behalf. You are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date thereof. We do not assume any obligation to revise or update forward-looking statements. Finally, our historic results should not be viewed as indicative of future performance.

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

We believe by disintermediating the traditional auto parts supply chain and selling products directly to customers online allows us to efficiently deliver products to our customers. Our mission is getting drivers back on the road and our strategy consists of the Right Part, Right Time, Right Place, as outlined below:

Right Part means ensuring our customers can find a solution to fix their vehicle on our website. Our efforts to accomplish this include curating our proprietary catalogue, creating a fast, mobile-friendly user experience, building world class data science and inventory forecasting teams and investing more heavily in our logistics and merchandising capabilities. We continue to take steps to improve our product offerings and offer customers premium products at value prices to assist customers on finding the right part.

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

Industry-wide trends that support our strategy and future growth include:

1.Number of SKUs required to serve the market. The number of automotive SKUs has grown dramatically over the last several years. In today’s market, unless the consumer is driving a high volume produced vehicle and needs a simple maintenance item, the part they need is not typically on the shelf at a brick-and-mortar store. We believe our user-friendly flagship website provide customers with a favorable alternative to the brick-and-mortar shopping experience by offering a comprehensive selection of approximately 843,000 SKUs with detailed product descriptions, attributes and photographs combined with the flexibility of fulfilling orders using both drop-ship and stock-and-ship methods.
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
3.Growth of online sales. The U.S. Auto Care Association estimated that overall revenue from online sales of auto parts and accessories would reach over $17 billion by 2023. Improved product availability, lower prices and consumers’ growing comfort with digital platforms are driving the shift to online sales. We believe that we are well positioned for the shift to online sales due to our history of being a leading source for aftermarket automotive parts through our flagship website and online marketplaces.

Impact of COVID-19

The COVID-19 pandemic created uncertainty and challenges on the United States and global economy and some challenges continued through the first quarter of 2021. Since the onset of the pandemic, our top priority remains the health and safety of our employees as most have continued to work from home, in addition to ensuring our customers continue receiving our high-quality, personalized service. Our distribution centers continue to remain operational while our safety protocols direct employees onsite to continue to adhere to, and follow, the COVID-19 safety guidelines recommended from the Centers for Disease Control and Prevention (CDC).

We continue to monitor and proactively mitigate risks in our supply chain because of the global supply chain disruption and port congestion. We may incur additional freight costs as well as increased costs relating to workforce shortages, overtime charges, and detention costs at one or more of our distribution centers due to the continued effects of the COVID-19 pandemic. However, the ultimate extent of the effects from the COVID-19 pandemic on the Company, our financial condition, results of operations, liquidity, and cash flows will be dependent on evolving developments which are uncertain and cannot be predicted at this time. See the “Risk Factors” section set forth in Part II, Item 1A for further discussion of risks related to COVID-19.

Factors Affecting our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed in Part II, Item IA, of this Quarterly Report on Form 10-Q and in Part I, Item IA, in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

Executive Summary

For the first quarter of 2021, the Company’s operations generated net sales of $144,802, compared with $87,818 for the first quarter of 2020, representing an increase of 64.9%. The Company incurred a net loss of $2,722 for the first quarter of 2021 compared to a net loss of $978 for the first quarter of 2020. The Company incurred a net loss before interest expense, net, income tax provision, depreciation and amortization expense, amortization of intangible assets, plus share-based compensation expense (“Adjusted EBITDA”) of $3,562 in the first quarter of 2021 compared to $4,303 in the first quarter of 2020. Adjusted EBITDA, which is not a Generally Accepted Accounting Principle (“GAAP”)

measure. See the section below titled “Non-GAAP measures” for information regarding our use of Adjusted EBTIDA and a reconciliation from net loss.

Net sales increased in the first quarter of 2021 compared to the first quarter of 2020 primarily due to sales growth across all channels, including our flagship website, www.carparts.com, and supported by increased capacity from our Texas distribution center. Gross profit increased by 65.1% to $49,174 and gross margin increased 10 basis points to 34.0% compared to 33.9% in the first quarter of 2020. The increase in gross margin was primarily driven by favorable product mix, offset by higher inbound and outbound freight costs.

Total expenses, which primarily consisted of cost of sales and operating expense, increased in the first quarter of 2021 compared to the same period in 2020. The changes in both cost of sales and operating expense are described in further detail under — “Results of Operations” below.

Non-GAAP measures

Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the Exchange Act, as amended, define and prescribe the conditions for use of certain non-GAAP financial information. We provide EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. EBITDA consists of net loss before (a) interest expense, net; (b) income tax provision; (c) depreciation and amortization expense; and (d) amortization of intangible assets; while Adjusted EBITDA consists of EBITDA before share-based compensation expense.

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

Management uses Adjusted EBITDA as one measure of the Company’s operating performance because it assists in comparing the Company’s operating performance on a consistent basis by removing the impact of share-based compensation expense as well as other items that we do not believe are representative of our ongoing operating performance. Internally, this non-GAAP measure is also used by management for planning purposes, including the preparation of internal budgets; for allocating resources to enhance financial performance; and for evaluating the effectiveness of operational strategies. The Company also believes that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate the ongoing operations of companies in our industry.

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

The table below reconciles net loss to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended
	April 3, 2021	March 28, 2020
Net loss	$(2,722)	$(978)
Depreciation & amortization	2,379	1,898
Amortization of intangible assets	28	25
Interest expense, net	249	659
Taxes	55	36
EBITDA	$(11)	$1,640
Stock compensation expense	$3,573	$2,663
Adjusted EBITDA	$3,562	$4,303

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended
	April 3, 2021	March 28, 2020
Net sales	100.0%	100.0%
Cost of sales	66.0	66.1
Gross profit	34.0	33.9
Operating expense	35.7	34.3
Loss from operations	(1.7)	(0.4)
Other income (expense):
Other income, net	0.1	0.1
Interest expense	(0.2)	(0.8)
Total other expense, net	(0.1)	(0.7)
Loss before income taxes	(1.8)	(1.1)
Income tax provision	0.0	0.0
Net loss	(1.8)%	(1.1)%

Thirteen Weeks Ended April 3, 2021 Compared to the Thirteen Weeks Ended March 28, 2020

Net Sales and Gross Margin

	Thirteen Weeks Ended
	April 3, 2021	March 28, 2020

	(in thousands)
Net sales	$144,802	$87,818
Cost of sales	95,628	58,039
Gross profit	$49,174	$29,779
Gross margin	34.0%	33.9%

Net sales increased $56,984, or 64.9%, for the first quarter of 2021 compared to the first quarter of 2020. The net sales increase was primarily driven by sales growth from all channels, including our flagship website, CarParts.com, and supported by increased capacity from our Texas distribution center.

Gross profit increased $19,395 or 65.1%, for the first quarter of 2021 compared to the same period of 2020. Gross margin increased 10 basis points to 34.0% in the first quarter of 2021 compared to 33.9% in the first quarter of 2020. The increase in gross margin was primarily driven by favorable product mix, offset by higher inbound and outbound freight costs.

Operating Expense

	Thirteen Weeks Ended
	April 3, 2021	March 28, 2020

	(in thousands)
Operating expense	$51,672	$30,132
Percent of net sales	35.7%	34.3%

Operating expense increased $21,540, or 71.5% for the first quarter of 2021 compared to the same period in 2020 primarily due to an increase in marketing expense as well as an increase in fulfillment expense. The increase in marketing expense was primarily due to an increase in marketing spend. The increase in fulfillment expense was primarily due to a higher number of fulfilled orders and inventory receipts, as well as additional expenses incurred from our Texas distribution center that opened in the fourth quarter of 2020.

Total Other Expense, Net

	Thirteen Weeks Ended
	April 3, 2021	March 28, 2020

	(in thousands)
Other expense, net	$(169)	$(589)
Percent of net sales	(0.1)%	(0.7)%

Total other expense, net, decreased $420, or 71.3%, and for the first quarter of 2021 compared to the same period in 2020 primarily due to a decrease in interest expense attributable to the lower utilization of our revolving loan and trade letters of credit during the first quarter of 2021.

Income Tax Provision

	Thirteen Weeks Ended
	April 3, 2021	March 28, 2020

	(in thousands)
Income tax provision	$55	$36
Percent of net sales	0.0%	0.0%

For the thirteen weeks ended April 3, 2021, the effective tax rate for the Company was (2.1)%. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, certain employee compensation, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax benefit on the current period pre-tax loss.

For the thirteen weeks ended March 28, 2020, the effective tax rate for the Company was (3.8)%. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax benefit of the current period pre-tax loss.

The Company accounts for income taxes in accordance with ASC Topic 740 – Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the thirteen weeks ended April 3, 2021, there was no material change from fiscal year ended January 2, 2021 in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

On December 27, 2020, the Consolidated Appropriations Act (“CAA”) was enacted in further response to the COVID-19 pandemic, in combination with omnibus spending for the 2021 federal fiscal year. The CAA extended many of the provisions enacted by the CARES Act, which did not have a material impact on the Company’s consolidated financial statements for the thirteen weeks ended April 3, 2021. On March 11, 2021, the American Rescue Plan Act of 2021 ("ARPA") was enacted in still further response to the COVID-19 pandemic. The Company is evaluating the provisions of ARPA, but does not expect it to have a material impact on the Company's consolidated financial statements for the 2021 fiscal year.

Foreign Currency

The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations.

Liquidity and Capital Resources

Sources of Liquidity

During the thirteen weeks ended April 3, 2021, we primarily funded our operations with cash and cash equivalents generated from operations and remaining proceeds from our public equity offering that occurred in August 2020. As of April 3, 2021, our outstanding revolving loan balance under our credit facility was $0. We had cash and cash equivalents of $45,896 as of April 3, 2021, representing a $10,094 increase from $35,802 of cash as of January 2, 2021. The cash increase was primarily attributable to cash generated from operations. Based on our current operating plan, and despite the current uncertainty resulting from the COVID-19 pandemic, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our credit facility will be sufficient to finance our operations through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).

As of April 3, 2021, our credit facility provided for a revolving commitment of up to $30,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment (see “Debt and Available Borrowing Resources” below).

Working Capital

As of April 3, 2021 and January 2, 2021, our working capital was $67,473 and $67,396, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the thirteen weeks ended April 3, 2021 and March 28, 2020 (in thousands):

	Thirteen Weeks Ended
	April 3, 2021	March 28, 2020
Net cash provided by operating activities	$13,051	$14,299
Net cash used in investing activities	(2,630)	(2,050)
Net cash used in financing activities	(316)	(368)
Effect of exchange rate changes on cash	(11)	(6)
Net change in cash and cash equivalents	$10,094	$11,875

Operating Activities

Net cash provided by operating activities for the thirteen weeks ended April 3, 2021 and March 28, 2020 was $13,051 and $14,299. The decrease was primarily due to a higher net loss, as well as higher working capital usage primarily due to an increase in inventory from anticipated demand for online auto parts and supplying our new distribution center in Texas that opened in the fourth quarter of 2020, partially offset by a higher balance in accrued expense and accounts payable because of an increase in inventory purchases and timing of payments.

Investing Activities

For the thirteen weeks ended April 3, 2021 and March 28, 2020, net cash used in investing activities was the result of additions to property and equipment ($2,630 and $2,050, respectively), which are mainly related to capitalized website and software development costs.

Financing Activities

Net cash used in financing activities was $316 for the thirteen weeks ended April 3, 2021, primarily due to $476 of payments on finance leases and partially offset by $163 of proceeds from exercises of stock options. Net cash used in financing activities was $368 for the thirteen weeks ended March 28, 2020, primarily due to $1,226 payments of notes payable as well as $178 payments on finance leases, partially offset by $1,120 proceeds from exercises of stock options.

Debt and Available Borrowing Resources

Total debt was $14,471 as of April 3, 2021 compared to $13,011 as of January 2, 2021 and primarily consists of right-of-use obligations - finance.

The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. Our Credit Facility also provides for an option to increase the aggregate principal amount from $30,000 to $40,000 subject to lender approval. As of April 3, 2021, our outstanding revolving loan balance was $0. The outstanding standby letters of credit balance as of April 3, 2021 was $1,435, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet. We used the trade letters of credit in the ordinary course of business to satisfy certain vendor obligations.

Loans drawn under the Credit Facility bear interest at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.25% to 1.75% per annum based on the Company’s fixed charge coverage ratio, or (b) an “alternate prime base rate” subject to a reduction by 0.25% to 0.75% per annum based on the Company’s fixed charge coverage ratio. As of April 3, 2021, the Company’s LIBOR based interest rate was 1.38% (on $0 principal) and the Company’s prime based rate was 3.00% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three consecutive business days, and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $3,000 the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. The Company’s excess availability was $26,302 as of April 3, 2021. The Credit Facility matures on December 16, 2022.

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

There were no significant changes to our critical accounting policies during the thirteen weeks ended April 3, 2021. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations (for further detail, refer to our Annual Report on Form 10-K that we filed with the SEC on March 16, 2021):

●	Valuation of Inventory – Inventory Reserve
●	Income Taxes – Realization of Deferred Tax Assets

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.

Interest Rate Risk

We are subject to interest rate risk in connection with our revolving loan under our Credit Agreement, which bears an interest rate based on a LIBOR, plus an applicable margin, and a prime based rate. As of April 3, 2021, we had a balance of $0 outstanding under our revolving loan. A hypothetical 100 basis point change in interest rates would not materially affect our interest expense and cash flows.

Foreign Currency Risk

Our purchases of auto parts from our Asian suppliers are denominated in U.S. dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. Our operating expenses from our Philippines subsidiary are generally paid in Philippine Pesos, and as the exchange rate fluctuates, it could adversely or favorably impact our operating results. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements. We do not use derivative financial instruments to manage foreign currency risk but could choose to do so in the future.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a – 15(b) of the Exchange Act under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report.

Disclosure controls and procedures provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Risk Factors Summary

Our business and industry are subject to a number of risks that could adversely affect our business, financial condition and operating results. These risks are discussed in more detail below and include, but are not limited to, risks related to the following:

Risks Related To Our Operations

●	Purchasers of aftermarket auto parts may not choose to shop online.
●	Shifting online consumer behavior of purchasers of aftermarket auto parts.
●	If hosts of third-party marketplaces limit our access, we could lose a substantial portion of our revenues.
●	During the first quarter of 2021 we recorded a net loss, and our net losses may continue in fiscal year 2021.
●	Our operations are restricted by our credit agreement, and our ability to borrow funds under our credit facility is subject to a borrowing base.
●	If our assets become impaired, we may be required to record a significant charge to earnings.
●	We are highly dependent upon key suppliers.
●	We are dependent upon relationships with suppliers in Taiwan and China for the majority of our products.
●	Our financial condition and results of operations for fiscal year 2021 may be adversely affected by a prolonged coronavirus outbreak.
●	We depend on third-party delivery services, both inbound and outbound, to deliver our products to our distribution centers and customers, and any increases in the fees could adversely affect our financial condition.
●	If commodity prices such as fuel, plastic and steel increase, our margins may be negatively impacted.
●	Inability to manage the challenges associated with our international operations.
●	If our fulfillment operations are interrupted for any significant period of time, our sales could decline.
●	We face intense competition and operate in an industry with limited barriers to entry.
●	Failure to offer a broad selection of products at competitive prices or to maintain sufficient inventory.
●	We rely on key personnel and may need additional personnel for the success and growth of our business.
●	As a result of our international operations, we have foreign exchange risk.

●	Our product catalog database could be stolen, misappropriated or damaged, or a competitor might create a substantially similar catalog without infringing our rights.
●	Economic conditions have had, and may continue to have an adverse effect on the demand for aftermarket auto parts and could adversely affect our sales and operating results.
●	The seasonality of our business places increased strain on our operations.
●	Vehicle miles driven have fluctuated and may decrease.
●	We will be required to collect and pay more sales taxes, and possibly for other fees and penalties.
●	Our ability to use net operating loss carryforwards to offset future income may be limited.
●	Our estimate of the size of our addressable market may prove to be inaccurate.
●	Higher wage and benefit costs could adversely affect our business.

Regulatory And Litigation Risks

●	We face exposure to product liability lawsuits.
●	Failure to comply with privacy laws and regulations and failure to adequately protect customer data.
●	The regulatory framework is constantly evolving, and privacy concerns could adversely affect our business.
●	Challenges by OEMs to the validity of the auto parts industry and claims of intellectual property infringement.
●	Inability to protect our intellectual property rights.
●	We could incur substantial judgments, fines, legal fees and other costs relating to litigation matters or certain laws and governmental regulations.
●	Changes in tax laws or regulations that are applied adversely to us or our customers.
●	Existing or future government regulation could expose us to liabilities and costly changes in our business.
●	We may be affected by global climate change or by legal, regulatory, or market responses to such change.
●	Possible new tariffs that might be imposed by the United States government.

Risks Relating To Our Use Of Technology

●	We depend on search engines and other online sources to attract visitors to our websites and marketplace channels, and the ability to attract and convert them into customers in a cost-effective manner.
●	We rely on bandwidth and data center providers, and any failure or interruption in the services provided could disrupt our business and cause us to lose customers.
●	Security threats, such as ransomware attacks, to our IT infrastructure could expose us to liability, and damage our reputation and business.
●	Dependence on open-source software could expose us to uncertainty and potential liability.
●	System failures could prevent access to our websites which could reduce our net sales and harm our reputation.
●	Problems with the design, updating, integration or implementation of our new enterprise resource planning system or other IT systems could interfere with our business and operations.
●	Inability to respond to technological change causing our websites to become obsolete.
●	Use of social media may adversely impact our reputation or subject us to fines or other penalties.

Risks Related To Our Capital Stock

●	Our common stock price may continue to be volatile, which may result in losses to our stockholders.

●	Our future operating results may fluctuate and may fail to meet market expectations.
●	Failure to maintain an effective system of internal control over financial reporting or comply with Section 404 of the Sarbanes-Oxley Act of 2002 could cause our stock price to decline.
●	Our charter documents could deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.
●	We do not intend to pay dividends on our common stock.
●	Future capital raises may dilute our existing stockholders’ ownership.

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

Third-party marketplaces account for a significant portion of our revenues. Our sales on eBay and Amazon represented a combined 33.5% of total sales in the thirteen weeks ended April 3, 2021. We anticipate that sales of our products on third-party marketplaces will continue to account for a significant portion of our revenues. In the future, the loss of access to these third-party marketplaces, or any significant cost increases from operating on the marketplaces, could significantly reduce our revenues, and the success of our business depends partly on continued access to these third-party marketplaces. Our relationships with our third-party marketplace providers could deteriorate as a result of a variety of factors, such as if they become concerned about our ability to deliver quality products on a timely basis or to protect a third-party’s intellectual property. In addition, third-party marketplace providers could prohibit our access to these marketplaces if we are not able to meet the applicable required terms of use. Loss of access to a marketplace channel could result in lower sales, and as a result, our business and financial results may suffer.

During the first quarter of 2021, we recorded a net loss, and our net losses may continue in fiscal year 2021.

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

While we did not have any outstanding revolver debt under our Credit Agreement as of April 3, 2021, we may have outstanding revolver debt in the future. Any outstanding indebtedness would have important consequences, including the following:

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

Furthermore, our ability to satisfy our debt service obligations depends, among other things, upon fluctuations in interest rates, our future operating performance and ability to refinance indebtedness when and if necessary. These factors depend partly on economic, financial, competitive and other factors beyond our control. In addition, borrowings under our revolver use LIBOR as one benchmark for establishing the interest rate. LIBOR is subject of recent national and international regulatory scrutiny which may result in changes that cause LIBOR to disappear entirely after 2021 or to cause it to perform differently than in the past. The potential consequences of these LIBOR developments on our future revolver borrowings, including the possible transition to other rates such as the Secured Overnight Financing Rate, cannot be predicted at this time. If LIBOR ceases to exist, interest rates we incur may be adversely affected and we may need to renegotiate the agreements governing our Credit Facility. We may be unable to negotiate an acceptable alternative to LIBOR, or if we do agree to amend the facility, the new "benchmark" may perform differently than LIBOR or cause other unanticipated consequences, which could adversely affect our interest expense and related debt obligations.

We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures and general operating expenses. In addition, if we need to refinance our debt, or obtain additional debt financing or sell assets or equity to satisfy our debt service obligations, we may not be able to do so on commercially reasonable terms, if at all. If this were to occur, we may need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations. The Company’s outstanding letters of credit balance as of April 3, 2021 was $1,435, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet.

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

Our top ten suppliers represented approximately 61% of our total product purchases during the thirteen weeks ended April 3, 2021. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For the thirteen weeks ended April 3, 2021, our product purchases from three drop-ship suppliers represented approximately 5% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

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

For example, during the first quarter of 2018, the United States Customs and Border Protection (“CBP”) imposed an enhanced bonding requirement on the Company at a level equivalent to three times the commercial invoice value of each shipment. While the Company had been granted relief removing the bonding requirement, CBP may impose other requirements on the Company which would make it more difficult or more expensive for the Company to import products. If we were unable to import products from China and Taiwan or were unable to import products from China and Taiwan in a cost-effective manner, we could suffer irreparable harm to our business and be required to significantly curtail our operations, file for bankruptcy or cease operations.

From time to time, we may also have to resort to administrative and court proceedings to enforce our legal rights with foreign suppliers. However, it may be more difficult to evaluate the level of legal protection we enjoy in Taiwan and China and the corresponding outcome of any administrative or court proceedings than in comparison to our suppliers in the United States.

While our financial condition and results of operations for the first quarter of 2021 were not significantly adversely affected by the recent coronavirus outbreak, a prolonged outbreak potentially could affect fiscal year 2021.

COVID-19 was declared a pandemic by the World Health Organization in March 2020. To date, this pandemic has affected nearly all regions around the world. In the United States, businesses as well as federal, state and local governments implemented significant actions to mitigate this public health crisis. Our operations could be disrupted as a result of these actions. While we still cannot predict the duration or scope of the COVID-19 pandemic, it may negatively impact our business and such impact could be material to our financial results, condition and outlook. The COVID-19 pandemic may also have the effect of worsening other areas such as, but not limited to, those related to:

●	reduction or volatility in demand for our products, which may be caused by, among other things: reduced online traffic and changes in consumer spending behaviors (e.g. consumer confidence in general macroeconomic conditions and a decrease in consumer spending);
●	disruption to our operations or the operations of our suppliers, through the effects of business and facilities closures, worker sickness and COVID-19 related inability to work, social, economic, political or labor instability in affected areas, transportation delays, cost increases, travel restrictions and changes in operating procedures, including for additional cleaning and safety protocols;
●	impacts to our business partners' ability to operate or manage increases in their operating costs and other supply chain effects that may have an adverse effect on our ability to meet consumer demand and achieve cost targets;
●	increased volatility or significant disruption of global financial markets due in part to the COVID-19 pandemic, which could have a negative impact on our ability to access capital markets and other funding sources, on acceptable terms or at all and impede our ability to comply with debt covenants; and
●	The further spread of COVID-19, and the requirements to take action to mitigate the spread of the pandemic, will impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition.

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

Under the Tax Act, federal net operating losses (“NOLs”) incurred in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning before December 31, 2017, is limited. It is uncertain if and to what extent various states will conform to the Tax Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period) is subject to limitations on its ability to utilize its pre-ownership change NOL carryforwards to offset post-ownership change income. We may in the future experience ownership changes, and thus, our ability to utilize pre-ownership change NOL carryforwards to offset post-ownership change income may be limited. Such limitations may cause a portion of our NOL carryforwards to expire before we are able to utilize them. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Moreover, we are subject to the Payment Card Industry Data Security Standard ("PCI DSS"), issued by the PCI Council. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. We cannot be certain that all of our information technology systems are able to prevent, contain or detect any cyber-attacks, cyber terrorism, or security breaches from known malware or malware that may be developed in the future. To the extent that any disruption results in the loss, damage or misappropriation of information, we may be materially adversely affected by claims from customers, financial institutions, regulatory authorities, payment card associations and others. In addition, the cost of complying with stricter privacy and information security laws and standards could be significant to us. For example, we were recently required to transition from PCI DSS 2.0 to PCI DSS 3.2. In January 2021, we were deemed to be PCI compliant with the new security standards issued by the PCI Council. In the future, there could be additional new standards and there is no guarantee that we will be able to conform to these new standards, and if we fail to meet these standards, we could become subject to fines and other penalties and experience a significant increase in payment card transaction costs. In addition, such failure could damage our reputation, inhibit sales, and adversely affect our business.

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

Since the completion of our initial public offering in February 2007 through April 3, 2021, the trading price of our common stock has been volatile, ranging from a high of $23.26 per share to a low per share of $0.88. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

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

While management has concluded that our internal controls over financial reporting were effective as of April 3, 2021, we have in the past, and could in the future, have a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

The following exhibits are filed herewith or incorporated by reference to the location indicated below:

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 10, 2021	CARPARTS.COM, INC.

		By:	/s/ Lev Peker
Lev Peker
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ David Meniane
David Meniane
Chief Financial Officer and Chief Operating Officer
(Principal Financial Accounting Officer)