Form 10-Q
period 2021-07-03
CarParts.com, Inc.
filed 2021-08-06
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2021

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

As of August 2, 2021, the registrant had 52,216,472 shares of common stock outstanding, $0.001 par value.

CARPARTS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 3, 2021

		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	4
	Consolidated Balance Sheets (Unaudited) at July 3, 2021 and January 2, 2021	4
	Consolidated Statements of Operations and Comprehensive Operations (Unaudited) for the Thirteen and Twenty-six Weeks Ended July 3, 2021 and June 27, 2020	5
	Consolidated Statements of Stockholders’ Equity (Unaudited) for the Thirteen and Twenty-six Weeks Ended July 3, 2021 and June 27, 2020	6
	Consolidated Statements of Cash Flows (Unaudited) for the Twenty-six Weeks Ended July 3, 2021 and June 27, 2020	7
	Notes to Consolidated Financial Statements (Unaudited)	8
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	20
ITEM 4.	Controls and Procedures	20

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	21
ITEM 1A.	Risk Factors	21
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
ITEM 3.	Defaults Upon Senior Securities	42
ITEM 4.	Mine Safety Disclosures	42
ITEM 5.	Other Information	42
ITEM 6.	Exhibits	43

Unless the context requires otherwise, as used in this report, the terms “CarParts.com,” the “Company,” “we,” “us” and “our” refer to CarParts.com, Inc. and its subsidiaries. Unless otherwise stated, all amounts are presented in thousands.

Carparts.com™, Kool-Vue®, JC Whitney®, Evan Fischer®, SureStop®, TrueDrive™, DriveWire™, and DriveMotive™, amongst others, are our current and pending trademarks in the United States. All other trademarks and trade names appearing in this report are the property of their respective owners.

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, In Thousands, Except Par Value and Per Share Liquidation Value)

	July 3,	January 2,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$33,149	$35,802
Accounts receivable, net	6,994	6,318
Inventory	113,964	89,316
Other current assets	6,401	7,939
Total current assets	160,508	139,375
Property and equipment, net	17,602	14,742
Right-of-use - assets - operating leases, net	15,889	17,507
Right-of-use - assets - finance leases, net	14,890	12,457
Other non-current assets	2,278	2,892
Total assets	$211,167	$186,973
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,741	$45,302
Accrued expenses	15,814	18,190
Customer deposits	400	630
Right-of-use - obligation - operating, current	2,729	2,527
Right-of-use - obligation - finance, current	2,255	1,583
Other current liabilities	4,018	3,747
Total current liabilities	85,957	71,979
Right-of-use - obligation - operating, non-current	14,359	16,046
Right-of-use - obligation - finance, non-current	13,005	11,428
Other non-current liabilities	3,826	4,031
Total liabilities	117,147	103,484
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 52,184 and 48,091 shares issued and outstanding as of July 3, 2021 and January 2, 2021 (of which 2,525 are treasury stock)	55	51
Treasury stock	(7,146)	(7,146)
Additional paid-in capital	271,334	260,260
Accumulated other comprehensive loss	(112)	(215)
Accumulated deficit	(170,111)	(169,461)
Total stockholders’ equity	94,020	83,489
Total liabilities and stockholders' equity	$211,167	$186,973

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Net sales	$157,536	$118,930	$302,338	$206,748
Cost of sales (1)	104,187	78,101	199,815	136,140
Gross profit	53,349	40,829	102,523	70,608
Operating expense	51,013	38,653	102,685	68,785
Income (loss) from operations	2,336	2,176	(162)	1,823
Other income (expense):
Other, net	116	3	197	74
Interest expense	(267)	(493)	(517)	(1,153)
Total other expense, net	(151)	(490)	(320)	(1,079)
Income (loss) before income taxes	2,185	1,686	(482)	744
Income tax provision	113	118	168	154
Net income (loss)	2,072	1,568	(650)	590
Other comprehensive gain (loss):
Foreign currency translation adjustments	16	(29)	30	(35)
Unrealized gain (loss) on deferred compensation trust assets	38	58	73	(37)
Total other comprehensive gain (loss)	54	29	103	(72)
Comprehensive income (loss)	$2,126	$1,597	$(547)	$518
Net income (loss) per share:
Basic net income (loss) per share	$0.04	$0.04	$(0.01)	$0.01
Diluted net income (loss) income per share	$0.04	$0.03	$(0.01)	$0.01
Weighted-average common shares outstanding:
Shares used in computation of basic net income (loss) per share	51,684	39,386	50,222	38,124
Shares used in computation of diluted net income (loss) per share	57,122	47,329	50,222	42,058
(1)	Excludes depreciation and amortization expense which is included in operating expense.

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, In Thousands)

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balance, December 28, 2019	2,771	$3	36,167	$38	$187,147	$(7,146)	$214	$(167,876)	$12,380
Net loss	—	—	—	—	—	—	—	(978)	(978)
Issuance of shares in connection with stock option exercise	—	—	523	1	1,119	—	—	—	1,120
Issuance of shares in connection with restricted stock units vesting	—	—	1,809	2	(86)	—	—	—	(84)
Issuance of shares in connection with BOD fees	—	—	3	—	6	—	—	—	6
Share-based compensation	—	—	—	—	2,819	—	—	—	2,819
Common stock dividend on preferred stock	—	—	20	—	38	—	—	(39)	(1)
Conversion of preferred stock	(150)	—	150	—	—	—	—	—	—
Unrealized loss on deferred compensation trust assets	—	—	—	—	—	—	(95)	—	(95)
Effect of changes in foreign currencies	—	—	—	—	—	—	(6)	—	(6)
Balance, March 28, 2020	2,621	3	38,672	41	191,043	(7,146)	113	(168,893)	15,161
Net income	—	—	—	—	—	—	—	1,568	1,568
Issuance of shares in connection with stock option exercise	—	—	907	1	1,772	—	—	—	1,773
Issuance of shares in connection with restricted stock units vesting	—	—	183	—	(2)	—	—	—	(2)
Issuance of shares in connection with BOD fees	—	—	3	—	6	—	—	—	6
Share-based compensation	—	—	—	—	1,874	—	—	—	1,874
Dividend on preferred stock	—	—	25	—	—	—	—	(33)	(33)
Conversion of preferred stock	(2,621)	(3)	2,621	3	—	—	—	—	—
Unrealized gain on deferred compensation trust assets	—	—	—	—	—	—	58	—	58
Effect of changes in foreign currencies	—	—	—	—	—	—	(29)	—	(29)
Balance, June 27, 2020	—	—	42,411	45	194,693	(7,146)	142	(167,358)	20,376

Balance, January 2, 2021	—	—	48,091	51	260,260	(7,146)	(215)	(169,461)	83,489
Net loss	—	—	—	—	—	—	—	(2,722)	(2,722)
Issuance of shares in connection with stock option exercise	—	—	130	—	163	—	—	—	163
Issuance of shares in connection with restricted stock units vesting	—	—	2,382	2	(6)	—	—	—	(4)
Issuance of shares in connection with BOD fees	—	—	—	—	6	—	—	—	6
Share-based compensation	—	—	—	—	4,080	—	—	—	4,080
Unrealized gain on deferred compensation trust assets	—	—	—	—	—	—	35	—	35
Effect of changes in foreign currencies	—	—	—	—	—	—	14	—	14
Balance, April 3, 2021	—	—	50,603	53	264,503	(7,146)	(166)	(172,183)	85,061
Net income	—	—	—	—	—	—	—	2,072	2,072
Issuance of shares in connection with stock option exercise	—	—	1,463	2	2,615	—	—	—	2,617
Issuance of stock awards	—	—	118	—	389	—	—	—	389
Issuance of shares in connection with BOD fees	—	—	—	—	6	—	—	—	6
Share-based compensation	—	—	—	—	3,821	—	—	—	3,821
Unrealized gain on deferred compensation trust assets	—	—	—	—	—	—	38	—	38
Effect of changes in foreign currencies	—	—	—	—	—	—	16	—	16
Balance, July 3, 2021	—	$—	52,184	$55	$271,334	$(7,146)	$(112)	$(170,111)	$94,020

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, In Thousands)

	Twenty-Six Weeks Ended
	July 3,	June 27,
	2021	2020
Operating activities
Net (loss) income	$(650)	$590
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	4,550	3,532
Amortization of intangible assets	55	50
Share-based compensation expense	7,272	4,385
Stock awards issued for non-employee director service	12	12
Loss from disposition of assets	—	1
Amortization of deferred financing costs	9	9
Changes in operating assets and liabilities:
Accounts receivable	(676)	(2,609)
Inventory	(24,649)	(12,883)
Other current assets	1,316	(1,597)
Other non-current assets	540	(296)
Accounts payable and accrued expenses	12,883	32,055
Other current liabilities	42	1,671
Right-of-use obligation - operating leases - current	430	483
Right-of-use obligation - operating leases - long-term	(76)	(383)
Other non-current liabilities	(77)	148
Net cash provided by operating activities	981	25,168
Investing activities
Additions to property and equipment	(5,398)	(3,840)
Net cash used in investing activities	(5,398)	(3,840)
Financing activities
Borrowings from revolving loan payable	90	1,273
Payments made on revolving loan payable	(90)	(1,273)
Proceeds from notes payable	—	4,107
Payments of notes payable	—	(5,333)
Payments on finance leases	(990)	(315)
Statutory tax withholding payment for share-based compensation	(3)	(85)
Proceeds from exercise of stock options	2,779	2,893
Net cash provided by financing activities	1,786	1,267
Effect of exchange rate changes on cash	(22)	(8)
Net change in cash and cash equivalents	(2,653)	22,587
Cash and cash equivalents, beginning of period	35,802	2,273
Cash and cash equivalents, end of period	$33,149	$24,860
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use operating asset acquired	$17	$9,065
Right-of-use finance asset acquired	$3,629	$385
Accrued asset purchases	$1,954	$665
Share-based compensation expense capitalized in property and equipment	$1,018	$155
Stock issued for services	$389	$—
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$65	$90
Cash paid during the period for interest	$543	$1,125

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

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of July 3, 2021 and the consolidated results of operations and cash flows for the thirteen and twenty-six weeks ended July 3, 2021 and June 27, 2020. The Company’s results for the interim periods are not necessarily indicative of the results that may be expected for any other interim period, or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 2, 2021, which was filed with the SEC on March 16, 2021 and all our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2020 fiscal year, and throughout the date of this report.

During the thirteen and twenty-six weeks ended July 3, 2021, the Company generated net income of $2,072 and incurred a net loss of $650, respectively, compared to net income of $1,568 and $590, respectively, during the thirteen and twenty-six weeks ended June 27, 2020. Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months.

Note 2 – Borrowings

The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory, and property and equipment. Our Credit Facility also provides for an option to increase the aggregate principal amount from $30,000 to $40,000 subject to lender approval. As of July 3, 2021, our outstanding revolving loan balance was $0. The outstanding standby letters of credit balance as of July 3, 2021 was $1,435, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.25% to 1.75% per annum based on the Company's fixed charge coverage ratio, or (b) an “alternate prime base rate” subject to a reduction by 0.25% to 0.75% per annum based on the Company’s fixed charge coverage ratio. As of July 3, 2021, the Company’s LIBOR based interest rate was 1.38% (on $0 principal) and the Company’s prime based rate was 3.00% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the credit agreement with JPMorgan Chase Bank (the "Credit Agreement"), cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three consecutive business days and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with such trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $3,000, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 (with the trigger subject to adjustment based on the Company’s revolving commitment). The Company’s excess availability was $25,764 as of July 3, 2021. The Credit Agreement requires us to obtain a prior written consent from JPMorgan Chase Bank when we determine to pay any dividends on or make any distribution with respect to our common stock. The Credit Facility matures on December 16, 2022.

Note 3 – Stockholders’ Equity and Share-Based Compensation

Options and Restricted Stock Units

The Company had the following common stock option activity during the twenty-six weeks ended July 3, 2021:

●	Granted options to purchase 0 common shares.
●	Exercise of 1,593 options to purchase common shares.
●	Forfeiture of 39 options to purchase common shares.
●	Expiration of 3 options to purchase common shares.

The following table summarizes the Company’s restricted stock unit ("RSU") activity for the twenty-six weeks ended July 3, 2021, and details regarding the awards outstanding and exercisable as of July 3, 2021 (in thousands):

			Weighted Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (in years)	Intrinsic Value
Vested and expected to vest as of January 2, 2021	3,143	$—
Awarded	2,517	$—
Vested	(2,479)	$—
Forfeited	(14)	$—
Awards outstanding, July 3, 2021	3,167	$—	10.34	$60,454
Vested and expected to vest as of July 3, 2021	3,167	$—	10.34	$60,454

During the twenty-six weeks ended July 3, 2021, 30 RSUs that vested were time-based and 2,449 were performance-based.

For the thirteen and twenty-six weeks ended July 3, 2021, we recorded compensation costs related to stock options and RSUs of $4,210 and $8,290, respectively, of which $389 related to common shares issued to consultants as part of their compensation for services provided during the period. For the thirteen and twenty-six weeks ended June 27, 2020, we recorded compensation costs related to stock options and RSUs of $1,874 and $4,693, respectively. As of July 3, 2021, there was unrecognized compensation expense related to stock options and RSUs of $29,920 that will be expensed through June 2025.

Note 4 – Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income (loss) per share:
Numerator:
Net income (loss)	$2,072	$1,568	(650)	590
Dividends on Series A Convertible Preferred Stock	—	33	—	71
Net income (loss) allocable to common shares	$2,072	$1,535	$(650)	$519
Denominator:
Weighted-average common shares outstanding (basic)	51,684	39,386	50,222	38,124
Common equivalent shares from common stock options, restricted stock and preferred stock	5,438	7,943	—	3,934
Weighted-average common shares outstanding (diluted)	57,122	47,329	50,222	42,058
Basic net income (loss) per share	$0.04	$0.04	$(0.01)	$0.01
Diluted net income (loss) per share	$0.04	$0.03	$(0.01)	$0.01

Options and RSUs that were antidilutive and not included in the dilutive earnings per share calculation amounted to 899 for the thirteen weeks ended July 3, 2021, and options, RSUs and/or preferred stock were antidilutive for the thirteen and twenty-six weeks ended June 27, 2020 amounted to 239 and 3,172, respectively. For the twenty-six weeks ended July 3, 2021, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share as the effect of including such securities would have been anti-dilutive.

Note 5 – Income Taxes

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2016-2020 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2017-2020 remain open.

For the thirteen and twenty-six weeks ended July 3, 2021, the effective tax rate for the Company was 5.2% and (34.9%), respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different effective tax rates, certain employee compensation, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax or benefit on the current period pre-tax income (loss).

For the thirteen and twenty-six weeks ended June 27, 2020, the effective tax rate for the Company was 7.0% and 20.7%, respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different effective tax rates, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax of the current period pre-tax income.

The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the twenty-six weeks ended July 3, 2021, there was no material change from fiscal year ended January 2, 2021 in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

On December 27, 2020, the Consolidated Appropriations Act (“CAA”) was enacted in further response to the COVID-19 pandemic, in combination with omnibus spending for the 2021 federal fiscal year. The CAA extended many of the provisions enacted by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which did not have a material impact on the Company’s consolidated financial statements for the thirteen and twenty-six weeks ended July 3, 2021. On March 11, 2021, the American Rescue Plan Act of 2021 ("ARPA") was enacted in still further response to the COVID-19 pandemic. The Company is evaluating the provisions of ARPA, but does not expect it to have a material impact on the Company's consolidated financial statements for the 2021 fiscal year.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
House Brands
Replacement Parts	67%	68%	68%	70%
Hard Parts	19%	19%	18%	19%
Performance	—%	1%	1%	1%

Branded
Replacement Parts	1%	1%	1%	1%
Hard Parts	8%	6%	7%	5%
Performance	5%	5%	5%	4%

Total	100%	100%	100%	100%

Note 8 – Subsequent Event

On July 27, 2021, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may purchase up to $30 million of the Company’s common stock from time to time. The repurchases of common stock may be executed through open market purchases, block trades, the implementation of a 10b5-1 plan, and/or any other available methods. The amount and timing of repurchases will depend upon market conditions and other corporate considerations. The share repurchase program does not obligate the Company to acquire any particular amount of stock, and it may be terminated, modified, or suspended at any time at the Company’s discretion.

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

Right Time means getting the customers back on the road quickly. We added new distribution centers over the past two years, and plan to add more in the future, to continue improving the customer click to delivery time so that we can keep meeting our customers’ evolving expectations. Our goal is to continue to make investments to improve delivery times by getting closer to our customers to provide them the parts they need in adequate time to get back on the road quickly.

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

Industry-wide trends that support our strategy and future growth include:

1.Number of SKUs required to serve the market. The number of automotive SKUs has grown dramatically over the last several years. In today’s market, unless the consumer is driving a high volume produced vehicle and needs a simple maintenance item, the part they need is not typically on the shelf at a brick-and-mortar store. We believe our user-friendly flagship website provides customers with a favorable alternative to the brick-and-mortar shopping experience by offering a comprehensive selection of approximately 854,000 SKUs with detailed product descriptions, attributes and photographs combined with the flexibility of fulfilling orders using both drop-ship and stock-and-ship methods.
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
3.Growth of online sales. The U.S. Auto Care Association estimated that overall revenue from online sales of auto parts and accessories would reach over $21 billion by 2023. Improved product availability, lower prices and consumers’ growing comfort with digital platforms are driving the shift to online sales. We believe that we are well positioned for the shift to online sales due to our history of being a leading source for aftermarket automotive parts through our flagship website and online marketplaces.

Impact of COVID-19

The COVID-19 pandemic created uncertainty and challenges on the United States and global economy and some challenges continued through the second quarter of 2021. Since the onset of the pandemic, our top priority remains the health and safety of our employees as most have continued to work from home, in addition to ensuring our customers continue receiving our high-quality, personalized service. Our distribution centers continue to remain operational while our safety protocols direct employees onsite to continue to adhere to, and follow, the COVID-19 safety guidelines recommended from the Centers for Disease Control and Prevention (CDC).

We continue to monitor and proactively mitigate risks in our supply chain because of the global supply chain disruption and port congestion. We may incur additional freight and container costs as well as increased costs relating to workforce shortages, overtime charges, and detention costs at one or more of our distribution centers due to the continued effects of the COVID-19 pandemic. However, the ultimate extent of the effects from the COVID-19 pandemic on the Company, our financial condition, results of operations, liquidity, and cash flows will be dependent on evolving developments which are uncertain and cannot be predicted at this time. See the “Risk Factors” section set forth in Part II, Item 1A for further discussion of risks related to COVID-19.

Factors Affecting our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed in Part II, Item IA, of this Quarterly Report on Form 10-Q and in Part I, Item IA, in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

Executive Summary

For the second quarter of 2021, the Company generated net sales of $157,536, compared with $118,930 for the second quarter of 2020, representing an increase of 32.5%. The Company generated net income of $2,072 for the second quarter of 2021 compared to net income of $1,568 for the second quarter of 2020. The Company generated net income before interest expense, net, income tax provision, depreciation and amortization expense, amortization of intangible assets, plus share-based compensation expense (“Adjusted EBITDA”) of $8,345 in the second quarter of 2021 compared to $5,557 in the second quarter of 2020. Adjusted EBITDA, which is not a Generally Accepted Accounting Principle (“GAAP”) measure. See the section below titled “Non-GAAP measures” for information regarding our use of Adjusted EBTIDA and a reconciliation from net income (loss).

Net sales increased in the second quarter of 2021 compared to the second quarter of 2020 primarily driven by continued strong demand, the expanded capacity from our Grand Prairie distribution center and additional product offering of branded inventory from our partner network. Gross profit increased by 30.7% to $53,349 and gross margin decreased 40 basis points to 33.9% compared to 34.3% in the second quarter of 2020. The decrease in gross margin was primarily due to continued pressure from inbound and outbound freight as well as a shift in mix in branded products, which typically carry a higher selling price but lower gross margin percentage.

Total expenses, which primarily consisted of cost of sales and operating expense, increased in the second quarter of 2021 compared to the same period in 2020. The changes in both cost of sales and operating expense are described in further detail under — “Results of Operations” below.

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

The table below reconciles net income (loss) to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income (loss)	$2,072	$1,568	$(650)	$590
Depreciation & amortization	2,171	1,634	4,550	3,532
Amortization of intangible assets	27	25	55	50
Interest expense, net	263	490	512	1,149
Taxes	113	118	168	154
EBITDA	$4,646	$3,835	$4,635	$5,475
Stock compensation expense	$3,699	$1,722	$7,272	$4,385
Adjusted EBITDA	$8,345	$5,557	$11,907	$9,860

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.1	65.7	66.1	65.8
Gross profit	33.9	34.3	33.9	34.2
Operating expense	32.4	32.5	34.0	33.3
Income (loss) from operations	1.5	1.8	(0.1)	0.9
Other income (expense):
Other income, net	0.1	0.0	0.1	0.0
Interest expense	(0.2)	(0.4)	(0.2)	(0.5)
Total other expense, net	(0.1)	(0.4)	(0.1)	(0.5)
Income (loss) before income taxes	1.4	1.4	(0.2)	0.4
Income tax provision	0.1	0.1	(0.0)	0.1
Net income (loss)	1.3%	1.3%	(0.2)%	0.3%

Thirteen and Twenty-Six Weeks Ended July 3, 2021 Compared to the Thirteen and Twenty-Six Weeks Ended June 27, 2020

Net Sales and Gross Margin

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020

	(in thousands)		(in thousands)
Net sales	$157,536	$118,930	$302,338	$206,748
Cost of sales	104,187	78,101	199,815	136,140
Gross profit	$53,349	$40,829	$102,523	$70,608
Gross margin	33.9%	34.3%	33.9%	34.2%

Net sales increased $38,606, or 32.5%, for the second quarter of 2021 compared to the second quarter of 2020. Net sales increased $95,590, or 46.2%, for the twenty-six weeks ended July 3, 2021 (“YTD Q2 2021”) compared to the same period in 2020. The net sales increase was primarily driven by continued strong demand, the expanded capacity from our Grand Prairie distribution center and additional product offering of branded inventory from our partner network.

Gross profit increased $12,520 or 30.7%, for the second quarter of 2021 compared to the same period of 2020 and increased $31,915, or 45.2%, in YTD Q2 2021 compared to the same period of 2020. Gross margin decreased 40 basis points to 33.9% in the second quarter of 2021 compared to 34.3% in the second quarter of 2020. Gross margin decreased

30 basis points to 33.9% for YTD Q2 2021 compared to 34.2% in the same period of 2020. The decrease in gross margin was primarily due to continued pressure from inbound and outbound freight as well as a shift in mix in branded products, which typically carry a higher selling price but lower gross margin percentage.

Operating Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020

	(in thousands)		(in thousands)
Operating expense	$51,013	$38,653	$102,685	$68,785
Percent of net sales	32.4%	32.5%	34.0%	33.3%

Operating expense increased $12,360, or 32.0% for the second quarter of 2021 and increased $33,900, or 49.3%, in YTD Q2 2021 compared to the same periods in 2020 primarily due to an increase in fulfillment expense as well as an increase in marketing expense. The increase in fulfillment expense was primarily due to a higher number of fulfilled orders and inventory receipts, as well as additional expenses incurred from our Grand Prairie distribution center that opened in the fourth quarter of 2020. The increase in marketing expense was primarily due to an increase in marketing spend.

Total Other Expense, Net

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020

	(in thousands)		(in thousands)
Other expense, net	$(151)	$(490)	$(320)	$(1,079)
Percent of net sales	(0.1)%	(0.4)%	(0.1)%	(0.5)%

Total other expense, net, decreased $339, or 69.2%, and decreased $759, or 70.3%, for the second quarter and YTD Q2 2021, respectively, compared to the same periods in 2020 primarily due to a decrease in interest expense attributable to the lower utilization of our revolving loan and trade letters of credit during the second quarter and YTD Q2 2021.

Income Tax Provision

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020

	(in thousands)		(in thousands)
Income tax provision	$113	$118	$168	$154
Percent of net sales	0.1%	0.1%	0.1%	0.1%

For the thirteen and twenty-six weeks ended July 3, 2021, the effective tax rate for the Company was 5.2% and (34.9%), respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different effective tax rates, certain employee compensation, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax or benefit on the current period pre-tax income (loss).

For the thirteen and twenty-six weeks ended June 27, 2020, the effective tax rate for the Company was 7.0% and 20.7%, respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different effective tax rates, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax of the current period pre-tax income.

The Company accounts for income taxes in accordance with ASC Topic 740 – Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the thirteen weeks ended July 3, 2021, there was no material change from fiscal year ended January 2, 2021 in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

On December 27, 2020, the Consolidated Appropriations Act (“CAA”) was enacted in further response to the COVID-19 pandemic, in combination with omnibus spending for the 2021 federal fiscal year. The CAA extended many of the provisions enacted by the CARES Act, which did not have a material impact on the Company’s consolidated financial statements for the thirteen and twenty-six weeks ended July 3, 2021. On March 11, 2021, the American Rescue Plan Act of 2021 ("ARPA") was enacted in still further response to the COVID-19 pandemic. The Company is evaluating the provisions of ARPA, but does not expect it to have a material impact on the Company's consolidated financial statements for the 2021 fiscal year.

Foreign Currency

The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations.

Liquidity and Capital Resources

Sources of Liquidity

During the twenty-six weeks ended July 3, 2021, we primarily funded our operations with cash and cash equivalents generated from operations and remaining proceeds from our public equity offering that occurred in August 2020. As of July 3, 2021, our outstanding revolving loan balance under our credit facility was $0. We had cash and cash equivalents of $33,149 as of July 3, 2021, representing a $2,653 decrease from $35,802 of cash as of January 2, 2021. Based on our current operating plan, and despite the current uncertainty resulting from the COVID-19 pandemic, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our credit facility will be sufficient to finance our operations through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).

As of July 3, 2021, our credit facility provided for a revolving commitment of up to $30,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment (see “Debt and Available Borrowing Resources” below).

Working Capital

As of July 3, 2021 and January 2, 2021, our working capital was $74,551 and $67,396, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the twenty-six weeks ended July 3, 2021 and June 27, 2020 (in thousands):

	Twenty-Six Weeks Ended
	July 3, 2021	June 27, 2020
Net cash provided by operating activities	$981	$25,168
Net cash used in investing activities	(5,398)	(3,840)
Net cash provided by financing activities	1,786	1,267
Effect of exchange rate changes on cash	(22)	(8)
Net change in cash and cash equivalents	$(2,653)	$22,587

Operating Activities

Net cash provided by operating activities for the twenty-six weeks ended July 3, 2021 and June 27, 2020 was $981 and $25,168, respectively The decrease was primarily due to higher working capital usage driven by an increase in inventory from anticipated demand for online auto parts and stocking up our Grand Prairie distribution center that opened in the fourth quarter of 2020, partially offset by a higher balance in accounts payable because of an increase in inventory purchases and timing of payments and non-cash charges.

Investing Activities

For the twenty-six weeks ended July 3, 2021 and June 27, 2020, net cash used in investing activities was the result of additions to property and equipment ($5,398 and $3,840, respectively), which are mainly related to capitalized website and software development costs.

Financing Activities

Net cash provided by financing activities was $1,786 for the twenty-six weeks ended July 3, 2021, primarily due to $2,779 of proceeds from exercises of stock options, partially offset by $990 of payments on finance leases. Net cash provided by financing activities was $1,267 for the twenty-six weeks ended June 27, 2020, primarily due to $2,893 proceeds from exercises of stock options, partially offset by $1,226 in net payments of notes payable.

Debt and Available Borrowing Resources

Total debt was $15,260 as of July 3, 2021 compared to $13,011 as of January 2, 2021 and primarily consists of right-of-use obligations - finance.

The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. Our Credit Facility also provides for an option to increase the aggregate principal amount from $30,000 to $40,000 subject to lender approval. As of July 3, 2021, our outstanding revolving loan balance was $0. The outstanding standby letters of credit balance as of July 3, 2021 was $1,435, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet. We used the trade letters of credit in the ordinary course of business to satisfy certain vendor obligations.

Loans drawn under the Credit Facility bear interest at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.25% to 1.75% per annum based on the Company’s fixed charge coverage ratio, or (b) an “alternate prime base rate” subject to a reduction by 0.25% to 0.75% per annum based on the Company’s fixed charge coverage ratio. As of July 3, 2021, the Company’s LIBOR based interest rate was 1.38% (on $0 principal) and the Company’s prime based rate was 3.00% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three consecutive business days, and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $3,000 the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. The Company’s excess availability was $25,764 as of July 3, 2021. The Credit Facility matures on December 16, 2022.

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

Inflation

Inflation has not had a material impact upon our operating results. We cannot assure you that our business will not be affected by inflation in the future.

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

There were no significant changes to our critical accounting policies during the thirteen weeks ended July 3, 2021. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations (for further detail, refer to our Annual Report on Form 10-K that we filed with the SEC on March 16, 2021):

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

Interest Rate Risk

We are subject to interest rate risk in connection with our revolving loan under our Credit Agreement, which bears an interest rate based on a LIBOR, plus an applicable margin, and a prime based rate. As of July 3, 2021, we had a balance of $0 outstanding under our revolving loan. A hypothetical 100 basis point change in interest rates would not materially affect our interest expense and cash flows.

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

ITEM 1A.             RISK FACTORS

Our business is subject to a number of risks which are summarized and then discussed in more detail below. Other risks are presented elsewhere in this report and in our other filings with the SEC. You should consider carefully the following risks in addition to the other information contained in this report and our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K, and any amendments thereto, before deciding to buy, sell or hold our common stock. If any of the following known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment. Investors should not interpret the disclosure of a risk to imply that such risk has not already materialized.

Risk Factors Summary

Our business and industry are subject to a number of risks that could adversely affect our business, financial condition and operating results. These risks are discussed in more detail below and include, but are not limited to, risks related to the following:

Risks Related To Our Operations

●	Our financial condition and results of operations for fiscal year 2021 may be adversely affected by a prolonged coronavirus outbreak.
●	We are dependent upon relationships with suppliers in Taiwan and China for the majority of our products.
●	We depend on third-party delivery services, both inbound and outbound, to deliver our products to our distribution centers and customers, and any increases in the fees could adversely affect our financial condition.
●	Higher wage costs due to changes in federal and state minimum wage laws could adversely affect our business.
●	If commodity prices such as fuel, plastic and steel increase, our margins may be negatively impacted.
●	Purchasers of aftermarket auto parts may not choose to shop online.
●	Shifting online consumer behavior of purchasers of aftermarket auto parts.
●	If hosts of third-party marketplaces limit our access, we could lose a substantial portion of our revenues.
●	During the first half of 2021 we recorded a net loss, and our net losses may continue in fiscal year 2021.
●	Our operations are restricted by our credit agreement, and our ability to borrow funds under our credit facility is subject to a borrowing base.
●	If our assets become impaired, we may be required to record a significant charge to earnings.
●	We are highly dependent upon key suppliers.
●	Inability to manage the challenges associated with our international operations.
●	If our fulfillment operations are interrupted for any significant period of time, our sales could decline.
●	We face intense competition and operate in an industry with limited barriers to entry.
●	Failure to offer a broad selection of products at competitive prices or to maintain sufficient inventory.

●	We rely on key personnel and may need additional personnel for the success and growth of our business.
●	As a result of our international operations, we have foreign exchange risk.
●	Our product catalog database could be stolen, misappropriated or damaged, or a competitor might create a substantially similar catalog without infringing our rights.
●	Economic conditions have had, and may continue to have an adverse effect on the demand for aftermarket auto parts and could adversely affect our sales and operating results.
●	The seasonality of our business places increased strain on our operations.
●	Vehicle miles driven have fluctuated and may decrease.
●	We will be required to collect and pay more sales taxes, and possibly for other fees and penalties.
●	Our ability to use net operating loss carryforwards to offset future income may be limited.
●	Our estimate of the size of our addressable market may prove to be inaccurate.

Regulatory And Litigation Risks

●	Possible new tariffs that might be imposed by the United States government.
●	We face exposure to product liability lawsuits.
●	Failure to comply with privacy laws and regulations and failure to adequately protect customer data.
●	The regulatory framework is constantly evolving, and privacy concerns could adversely affect our business.
●	Challenges by OEMs to the validity of the auto parts industry and claims of intellectual property infringement.
●	Inability to protect our intellectual property rights.
●	We could incur substantial judgments, fines, legal fees and other costs relating to litigation matters or certain laws and governmental regulations.
●	Changes in tax laws or regulations that are applied adversely to us or our customers.
●	Existing or future government regulation could expose us to liabilities and costly changes in our business.
●	We may be affected by global climate change or by legal, regulatory, or market responses to such change.

Risks Relating To Our Use Of Technology

●	We depend on search engines and other online sources to attract visitors to our websites and marketplace channels, and the ability to attract and convert them into customers in a cost-effective manner.
●	We rely on bandwidth and data center providers, and any failure or interruption in the services provided could disrupt our business and cause us to lose customers.
●	Security threats, such as ransomware attacks, to our IT infrastructure could expose us to liability, and damage our reputation and business.
●	Dependence on open-source software could expose us to uncertainty and potential liability.
●	System failures could prevent access to our websites which could reduce our net sales and harm our reputation.
●	Problems with the design, updating, integration or implementation of our new enterprise resource planning system or other IT systems could interfere with our business and operations.
●	Inability to respond to technological change causing our websites to become obsolete.
●	Use of social media may adversely impact our reputation or subject us to fines or other penalties.

Risks Related To Our Capital Stock

●	Our common stock price may continue to be volatile, which may result in losses to our stockholders.
●	Our future operating results may fluctuate and may fail to meet market expectations.
●	Failure to maintain an effective system of internal control over financial reporting or comply with Section 404 of the Sarbanes-Oxley Act of 2002 could cause our stock price to decline.
●	Our charter documents could deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.
●	We do not intend to pay dividends on our common stock.
●	Future capital raises may dilute our existing stockholders’ ownership.

Risks Related To Our Operations

While our financial condition and results of operations for the second quarter of 2021 were not significantly adversely affected by the recent coronavirus outbreak, a prolonged outbreak potentially could affect fiscal year 2021.

COVID-19 was declared a pandemic by the World Health Organization in March 2020. To date, this pandemic has affected nearly all regions around the world. In the United States, businesses as well as federal, state and local governments implemented significant actions to mitigate this public health crisis. Our operations could be disrupted as a result of these actions. While we still cannot predict the duration or scope of the COVID-19 pandemic, it may negatively impact our business and such impact could be material to our financial results, condition and outlook. The COVID-19 pandemic may also have the effect of worsening other areas such as, but not limited to, those related to:

●	reduction or volatility in demand for our products, which may be caused by, among other things: reduced online traffic and changes in consumer spending behaviors (e.g. consumer confidence in general macroeconomic conditions and a decrease in consumer spending);
●	disruption to our operations or the operations of our suppliers, through the effects of business and facilities closures, a continued global supply chain disruption, inflation and other cost increases, shipping container shortages, worker sickness and COVID-19 related inability to work, social, economic, political or labor instability in affected areas, transportation delays, travel restrictions and changes in operating procedures, including for additional cleaning and safety protocols;
●	impacts to our business partners' ability to operate or manage increases in their operating costs and other supply chain effects if the global supply chain disruption continues may have an adverse effect on our ability to meet consumer demand and achieve cost targets;
●	increased volatility or significant disruption of global financial markets due in part to the COVID-19 pandemic, which could have a negative impact on our ability to access capital markets and other funding sources, on acceptable terms or at all and impede our ability to comply with debt covenants; and
●	the further spread of COVID-19, and the requirements to take action to mitigate the spread of the pandemic, will impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition.

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

Higher wage costs due to changes in federal and state minimum wage laws could adversely affect our business.

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

Third-party marketplaces account for a significant portion of our revenues. Our sales on eBay and Amazon represented a combined 35.0% of total sales in the twenty-six weeks ended July 3, 2021. We anticipate that sales of our products on third-party marketplaces will continue to account for a significant portion of our revenues. In the future, the loss of access to these third-party marketplaces, or any significant cost increases from operating on the marketplaces, could significantly reduce our revenues, and the success of our business depends partly on continued access to these third-party marketplaces. Our relationships with our third-party marketplace providers could deteriorate as a result of a variety of factors, such as if they become concerned about our ability to deliver quality products on a timely basis or to protect a third-party’s intellectual property. In addition, third-party marketplace providers could prohibit our access to these marketplaces if we are not able to meet the applicable required terms of use. Loss of access to a marketplace channel could result in lower sales, and as a result, our business and financial results may suffer.

During the first half of 2021, we recorded a net loss, and our net losses may continue in fiscal year 2021.

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

While we did not have any outstanding revolver debt under our Credit Agreement as of July 3, 2021, we may have outstanding revolver debt in the future. Any outstanding indebtedness would have important consequences, including the following:

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

We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures and general operating expenses. In addition, if we need to refinance our debt, or obtain additional debt financing or sell assets or equity to satisfy our debt service obligations, we may not be able to do so on commercially reasonable terms, if at all. If this were to occur, we may need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations. The Company’s outstanding letters of credit balance as of July 3, 2021 was $1,435, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet.

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

Our top ten suppliers represented approximately 56% of our total product purchases during the twenty-six weeks ended July 3, 2021. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For the twenty-six weeks ended July 3, 2021, our product purchases from three drop-ship suppliers represented approximately 7% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

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

Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), federal net operating losses (“NOLs”) incurred in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning before December 31, 2017, is limited. It is uncertain if and to what extent various states will conform to the Tax Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period) is subject to limitations on its ability to utilize its pre-ownership change NOL carryforwards to offset post-ownership change income. We may in the future experience ownership changes, and thus, our ability to utilize pre-ownership change NOL carryforwards to offset post-ownership change income may be limited. Such limitations may cause a portion of our NOL carryforwards to expire before we are able to utilize them. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Regulatory and Litigation Risks

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Security threats, such as ransomware attacks, to our IT infrastructure could expose us to liability, and damage our reputation and business

It is essential to our business strategy that our technology and network infrastructure remain secure and is perceived by our customers to be secure. Despite security measures, however, any network infrastructure may be vulnerable to cyber-attacks. Information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign private parties and state actors. As a leading online source for automotive aftermarket parts, we have in the past experienced and we could continue to face cyber-attacks that attempt to penetrate our network security, including our data centers, to sabotage or otherwise disable our network of websites and online marketplaces, misappropriate our or our customers’ proprietary information, which may include personally identifiable information, or cause interruptions of our internal systems and services. If successful, any of these attacks could negatively affect our reputation, damage our network infrastructure and our ability to sell our products, harm our relationship with customers that are affected and expose us to financial liability.

We maintain a comprehensive system of preventive and forensic controls through our security programs; however given the rapidly evolving nature and proliferation of cyber threats, our controls may not prevent or identify all such attacks in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems and operations, and we cannot eliminate the risk of human error or employee or vendor malfeasance.

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

Since the completion of our initial public offering in February 2007 through July 3, 2021, the trading price of our common stock has been volatile, ranging from a high of $23.26 per share to a low per share of $0.88. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

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

While management has concluded that our internal controls over financial reporting were effective as of July 3, 2021, we have in the past, and could in the future, have a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

The following exhibits are filed herewith or incorporated by reference to the location indicated below:

Exhibit No.	Description
10.1	CarParts.com, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2021)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 5, 2021	CARPARTS.COM, INC.

		By:	/s/ Lev Peker
Lev Peker
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ David Meniane
David Meniane
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)