Form 10-Q
period 2021-10-02
CarParts.com, Inc.
filed 2021-11-03
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2021

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

As of October 28, 2021, the registrant had 52,540,398 shares of common stock outstanding, $0.001 par value.

CARPARTS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 2, 2021

		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	4
	Consolidated Balance Sheets (Unaudited) at October 2, 2021 and January 2, 2021	4
	Consolidated Statements of Operations and Comprehensive Operations (Unaudited) for the Thirteen and Thirty-nine Weeks Ended October 2, 2021 and September 26, 2020	5
	Consolidated Statements of Stockholders’ Equity (Unaudited) for the Thirteen and Thirty-nine Weeks Ended October 2, 2021 and September 26, 2020	6
	Consolidated Statements of Cash Flows (Unaudited) for the Thirty-nine Weeks Ended October 2, 2021 and September 26, 2020	7
	Notes to Consolidated Financial Statements (Unaudited)	8
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	21
ITEM 4.	Controls and Procedures	21

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	22
ITEM 1A.	Risk Factors	22
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
ITEM 3.	Defaults Upon Senior Securities	44
ITEM 4.	Mine Safety Disclosures	44
ITEM 5.	Other Information	44
ITEM 6.	Exhibits	45

Unless the context requires otherwise, as used in this report, the terms “CarParts.com,” the “Company,” “we,” “us” and “our” refer to CarParts.com, Inc. and its subsidiaries. Unless otherwise stated, all amounts are presented in thousands.

Carparts.com™, Kool-Vue®, JC Whitney®, Evan Fischer®, SureStop®, TrueDrive®, DriveWire™, and DriveMotive™, amongst others, are our current and pending trademarks in the United States. All other trademarks and trade names appearing in this report are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements included in this report, other than statements or characterizations of historical or current fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. Any forward-looking statements included herein are based on management’s beliefs and assumptions and on information currently available to management. We have attempted to identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “will likely continue,” “will likely result” and variations of these words or similar expressions. These forward-looking statements include, but are not limited to, statements regarding future events, our future operating and financial results, financial expectations, expected growth and strategies, current business indicators, capital needs, financing plans, capital deployment, liquidity, contracts, litigation, product offerings, customers, acquisitions, competition and the status of our facilities. Forward-looking statements, no matter where they occur in this document or in other statements attributable to the Company involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Part II, Item 1A of this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, In Thousands, Except Par Value and Per Share Liquidation Value)

	October 2,	January 2,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$20,680	$35,802
Accounts receivable, net	8,055	6,318
Inventory, net	131,768	89,316
Other current assets	6,351	7,939
Total current assets	166,854	139,375
Property and equipment, net	19,069	14,742
Right-of-use - assets - operating leases, net	18,856	17,507
Right-of-use - assets - finance leases, net	14,813	12,457
Other non-current assets	2,217	2,892
Total assets	$221,809	$186,973
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$59,430	$45,302
Accrued expenses	23,446	18,190
Customer deposits	708	630
Right-of-use - obligation - operating, current	3,467	2,527
Right-of-use - obligation - finance, current	2,484	1,583
Other current liabilities	3,935	3,747
Total current liabilities	93,470	71,979
Right-of-use - obligation - operating, non-current	17,077	16,046
Right-of-use - obligation - finance, non-current	12,836	11,428
Other non-current liabilities	3,956	4,031
Total liabilities	127,339	103,484
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 52,415 and 48,091 shares issued and outstanding as of October 2, 2021 and January 2, 2021 (of which 2,525 are treasury stock)	55	51
Treasury stock	(7,146)	(7,146)
Additional paid-in capital	276,388	260,260
Accumulated other comprehensive loss	(57)	(215)
Accumulated deficit	(174,770)	(169,461)
Total stockholders’ equity	94,470	83,489
Total liabilities and stockholders' equity	$221,809	$186,973

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Net sales	$141,846	$117,406	$444,184	$324,154
Cost of sales (1)	94,513	74,285	294,328	210,425
Gross profit	47,333	43,121	149,856	113,729
Operating expense	51,668	41,389	154,353	110,174
(Loss) income from operations	(4,335)	1,732	(4,497)	3,555
Other income (expense):
Other, net	24	6	221	80
Interest expense	(309)	(308)	(826)	(1,461)
Total other expense, net	(285)	(302)	(605)	(1,381)
(Loss) income before income taxes	(4,620)	1,430	(5,102)	2,174
Income tax provision	39	45	207	199
Net (loss) income	(4,659)	1,385	(5,309)	1,975
Other comprehensive gain (loss):
Foreign currency translation adjustments	60	(38)	90	(73)
Unrealized (loss) gain on deferred compensation trust assets	(5)	35	68	(2)
Total other comprehensive gain (loss)	55	(3)	158	(75)
Comprehensive (loss) income	$(4,604)	$1,382	$(5,151)	$1,900
Net (loss) income per share:
Basic net (loss) income per share	$(0.09)	$0.03	$(0.10)	$0.05
Diluted net (loss) income per share	$(0.09)	$0.03	$(0.10)	$0.04
Weighted-average common shares outstanding:
Shares used in computation of basic net (loss) income per share	52,264	44,686	50,903	40,314
Shares used in computation of diluted net (loss) income per share	52,264	53,573	50,903	50,386
(1)	Excludes depreciation and amortization expense which is included in operating expense.

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, In Thousands)

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balance, December 28, 2019	2,771	$3	36,167	$38	$187,147	$(7,146)	$214	$(167,876)	$12,380
Net loss	—	—	—	—	—	—	—	(978)	(978)
Issuance of shares in connection with stock option exercise	—	—	523	1	1,119	—	—	—	1,120
Issuance of shares in connection with restricted stock units vesting	—	—	1,809	2	(86)	—	—	—	(84)
Issuance of shares in connection with BOD fees	—	—	3	—	6	—	—	—	6
Share-based compensation	—	—	—	—	2,819	—	—	—	2,819
Common stock dividend on preferred stock	—	—	20	—	38	—	—	(39)	(1)
Conversion of preferred stock	(150)	—	150	—	—	—	—	—	—
Unrealized loss on deferred compensation trust assets	—	—	—	—	—	—	(95)	—	(95)
Effect of changes in foreign currencies	—	—	—	—	—	—	(6)	—	(6)
Balance, March 28, 2020	2,621	3	38,672	41	191,043	(7,146)	113	(168,893)	15,161
Net income	—	—	—	—	—	—	—	1,568	1,568
Issuance of shares in connection with stock option exercise	—	—	907	1	1,772	—	—	—	1,773
Issuance of shares in connection with restricted stock units vesting	—	—	183	—	(2)	—	—	—	(2)
Issuance of shares in connection with BOD fees	—	—	3	—	6	—	—	—	6
Share-based compensation	—	—	—	—	1,874	—	—	—	1,874
Issuance of series A convertible preferred stock	—	—	—	—	—	—	—	—	—
Dividend on preferred stock	—	—	25	—	—	—	—	(33)	(33)
Conversion of preferred stock	(2,621)	(3)	2,621	3	—	—	—	—	—
Unrealized gain on deferred compensation trust assets	—	—	—	—	—	—	58	—	58
Effect of changes in foreign currencies	—	—	—	—	—	—	(29)	—	(29)
Balance, June 27, 2020	—	—	42,411	45	194,693	(7,146)	142	(167,358)	20,376
Net income	—	—	—	—	—	—	—	1,385	1,385
Issuance of common stock, net of underwriters' offering expenses and commissions	—	—	4,900	5	60,526	—	—	—	60,531
Issuance of shares in connection with stock option exercise	—	—	459	—	504	—	—	—	504
Issuance of shares in connection with restricted stock units vesting	—	—	1	—	(5)	—	—	—	(5)
Issuance of shares in connection with BOD fees	—	—	1	—	6	—	—	—	6
Share-based compensation	—	—	—	—	1,773	—	—	—	1,773
Unrealized gain on deferred compensation trust assets	—	—	—	—	—	—	35	—	35
Effect of changes in foreign currencies	—	—	—	—	—	—	(38)	—	(38)
Balance, September 26, 2020	—	—	47,772	50	257,497	(7,146)	139	(165,973)	84,567

Balance, January 2, 2021	—	—	48,091	51	260,260	(7,146)	(215)	(169,461)	83,489
Net loss	—	—	—	—	—	—	—	(2,722)	(2,722)
Issuance of shares in connection with stock option exercise	—	—	130	—	163	—	—	—	163
Issuance of shares in connection with restricted stock units vesting	—	—	2,382	2	(6)	—	—	—	(4)
Issuance of shares in connection with BOD fees	—	—	—	—	6	—	—	—	6
Share-based compensation	—	—	—	—	4,080	—	—	—	4,080
Unrealized gain on deferred compensation trust assets	—	—	—	—	—	—	35	—	35
Effect of changes in foreign currencies	—	—	—	—	—	—	14	—	14
Balance, April 3, 2021	—	—	50,603	53	264,503	(7,146)	(166)	(172,183)	85,061
Net income	—	—	—	—	—	—	—	2,072	2,072
Issuance of shares in connection with stock option exercise	—	—	1,463	2	2,615	—	—	—	2,617
Issuance of stock awards	—	—	118	—	389	—	—	—	389
Issuance of shares in connection with BOD fees	—	—	—	—	6	—	—	—	6
Share-based compensation	—	—	—	—	3,821	—	—	—	3,821
Unrealized gain on deferred compensation trust assets	—	—	—	—	—	—	38	—	38
Effect of changes in foreign currencies	—	—	—	—	—	—	16	—	16
Balance, July 3, 2021	—	$—	52,184	$55	$271,334	$(7,146)	$(112)	$(170,111)	$94,020
Net loss	—	—	—	—	—	—	—	(4,659)	(4,659)
Issuance of shares in connection with stock option exercise	—	—	108	—	451	—	—	—	451
Issuance of shares in connection with restricted stock units vesting	—	—	109	—	—	—	—	—	—
Issuance of stock awards	—	—	14	—	233	—	—	—	233
Issuance of shares in connection with BOD fees	—	—	—	—	6	—	—	—	6
Share-based compensation	—	—	—	—	4,364	—	—	—	4,364
Unrealized loss on deferred compensation trust assets	—	—	—	—	—	—	(5)	—	(5)
Effect of changes in foreign currencies	—	—	—	—	—	—	60	—	60
Balance, October 2, 2021	—	$—	52,415	$55	$276,388	$(7,146)	$(57)	$(174,770)	$94,470

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, In Thousands)

	Thirty-Nine Weeks Ended
	October 2,	September 26,
	2021	2020
Operating activities
Net (loss) income	$(5,309)	$1,975
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization expense	7,123	5,298
Amortization of intangible assets	83	75
Share-based compensation expense	11,277	5,991
Stock awards issued for non-employee director service	17	18
Loss from disposition of assets	15	1
Amortization of deferred financing costs	13	14
Changes in operating assets and liabilities:
Accounts receivable	(1,737)	(4,306)
Inventory	(42,453)	(24,229)
Other current assets	1,580	(1,927)
Other non-current assets	556	(622)
Accounts payable and accrued expenses	19,477	18,062
Other current liabilities	266	380
Right-of-use obligation - operating leases - current	960	902
Right-of-use obligation - operating leases - long-term	(331)	(354)
Other non-current liabilities	114	332
Net cash (used) provided by operating activities	(8,349)	1,610
Investing activities
Additions to property and equipment	(8,434)	(6,936)
Proceeds from sale of property and equipment	27	—
Net cash used in investing activities	(8,407)	(6,936)
Financing activities
Borrowings from revolving loan payable	105	1,394
Payments made on revolving loan payable	(105)	(1,394)
Proceeds from notes payable	—	4,107
Payments of notes payable	—	(5,333)
Payments on finance leases	(1,566)	(560)
Net proceeds from issuance of common stock	—	60,531
Statutory tax withholding payment for share-based compensation	(3)	(91)
Proceeds from exercise of stock options	3,230	3,398
Preferred stock dividends paid	—	(33)
Net cash provided by financing activities	1,661	62,019
Effect of exchange rate changes on cash	(27)	5
Net change in cash and cash equivalents	(15,122)	56,698
Cash and cash equivalents, beginning of period	35,802	2,273
Cash and cash equivalents, end of period	$20,680	$58,971
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use operating asset acquired	$4,075	$14,785
Right-of-use finance asset acquired	$4,257	$1,900
Accrued asset purchases	$1,727	$735
Share-based compensation expense capitalized in property and equipment	$1,610	$475
Stock issued for services	$622	$—
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$77	$113
Cash paid during the period for interest	$811	$1,603

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

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of October 2, 2021 and the consolidated results of operations and cash flows for the thirteen and thirty-nine weeks ended October 2, 2021 and September 26, 2020. The Company’s results for the interim periods are not necessarily indicative of the results that may be expected for any other interim period, or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 2, 2021, which was filed with the SEC on March 16, 2021 and all our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2020 fiscal year, and throughout the date of this report.

During the thirteen and thirty-nine weeks ended October 2, 2021, the Company incurred a net loss of $4,659 and $5,309, respectively, compared to net income of $1,385 and $1,975, respectively, during the thirteen and thirty-nine weeks ended September 26, 2020. Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months.

Note 2 – Borrowings

The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory, and property and equipment. Our Credit Facility also provides for an option to increase the aggregate principal amount from $30,000 to $40,000 subject to lender approval. As of October 2, 2021, our outstanding revolving loan balance was $0. The outstanding standby letters of credit balance as of October 2, 2021 was $1,435, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.25% to 1.75% per annum based on the Company's fixed charge coverage ratio, or (b) an “alternate prime base rate” subject to a reduction by 0.25% to 0.75% per annum based on the Company’s fixed charge coverage ratio. As of October 2, 2021, the Company’s LIBOR based interest rate was 1.38% (on $0 principal) and the Company’s prime based rate was 3.00% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the credit agreement with JPMorgan Chase Bank (the "Credit Agreement"), cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three consecutive business days and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with such trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $3,000, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 (with the trigger subject to adjustment based on the Company’s revolving commitment). The Credit Agreement requires us to obtain a prior written consent from JPMorgan Chase Bank when we determine to pay any dividends on or make any distribution with respect to our common stock. The Credit Facility matures on December 16, 2022.

Note 3 – Stockholders’ Equity and Share-Based Compensation

Options and Restricted Stock Units

The Company had the following common stock option activity during the thirty-nine weeks ended October 2, 2021:

●	Granted options to purchase 0 common shares.
●	Exercise of 1,701 options to purchase common shares.
●	Forfeiture of 58 options to purchase common shares.
●	Expiration of 3 options to purchase common shares.

The following table summarizes the Company’s restricted stock unit ("RSU") activity for the thirty-nine weeks ended October 2, 2021, and details regarding the awards outstanding and exercisable as of October 2, 2021 (in thousands):

			Weighted Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (in years)	Intrinsic Value
Vested and expected to vest as of January 2, 2021	3,143	$—
Awarded	2,568	$—
Vested	(2,588)	$—
Forfeited	(22)	$—
Awards outstanding, October 2, 2021	3,101	$—	10.65	$49,061
Vested and expected to vest as of October 2, 2021	3,101	$—	10.65	$49,061

During the thirty-nine weeks ended October 2, 2021, 63 RSUs that vested were time-based and 2,525 were performance-based.

For the thirteen and thirty-nine weeks ended October 2, 2021, we recorded compensation costs related to stock options and RSUs of $4,597 and $12,887, respectively, of which $233 and $622, respectively, related to common shares issued to consultants as part of their compensation for services provided during the periods. For the thirteen and thirty-nine weeks ended September 26, 2020, we recorded compensation costs related to stock options and RSUs of $1,773 and $6,466, respectively. As of October 2, 2021, there was unrecognized compensation expense related to stock options and RSUs of $26,318 that will be expensed through September 2025.

Note 4 – Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net (loss) income per share:
Numerator:
Net (loss) income	$(4,659)	$1,385	(5,309)	1,975
Dividends on Series A Convertible Preferred Stock	—	—	—	71
Net (loss) income allocable to common shares	$(4,659)	$1,385	$(5,309)	$1,904
Denominator:
Weighted-average common shares outstanding (basic)	52,264	44,686	50,903	40,314
Common equivalent shares from common stock options, restricted stock and preferred stock	—	8,887	—	10,072
Weighted-average common shares outstanding (diluted)	52,264	53,573	50,903	50,386
Basic net (loss) income per share	$(0.09)	$0.03	$(0.10)	$0.05
Diluted net (loss) income per share	$(0.09)	$0.03	$(0.10)	$0.04

For the thirteen and thirty-nine weeks ended October 2, 2021, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share as the effect of including such securities would have been anti-dilutive. Options and RSUs that were antidilutive and not included in the dilutive net income per share calculation for the thirteen and thirty-nine weeks ended September 26, 2020 amounted in total to 263 and 319, respectively.

Note 5 – Income Taxes

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2016-2020 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2017-2020 remain open.

For the thirteen and thirty-nine weeks ended October 2, 2021, the effective tax rate for the Company was (0.8)% and (4.1)%, respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different effective tax rates, certain employee compensation, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax on the current period pre-tax loss.

For the thirteen and thirty-nine weeks ended September 26, 2020, the effective tax rate for the Company was 3.1% and 9.2%, respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different effective tax rates, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax of the current period pre-tax income.

The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the thirty-nine weeks ended October 2, 2021, there was no material change from fiscal year ended January 2, 2021 in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

On December 27, 2020, the Consolidated Appropriations Act (“CAA”) was enacted in further response to the COVID-19 pandemic, in combination with omnibus spending for the 2021 federal fiscal year. The CAA extended many of the provisions enacted by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which did not have a material impact on the Company’s consolidated financial statements for the thirteen and thirty-nine weeks ended October 2, 2021. On March 11, 2021, the American Rescue Plan Act of 2021 ("ARPA") was enacted in still further response to the COVID-19 pandemic. The Company is evaluating the provisions of ARPA, but does not expect it to have a material impact on the Company's consolidated financial statements for the 2021 fiscal year.

Note 6 – Commitments and Contingencies

Leases

During the third quarter of 2021, the Company expanded space at their Grand Prairie, Texas (“Grand Prairie”) distribution center by approximately 156,000 square feet. The lease term on the expansion is set to expire in December of 2027 and the Company is obligated to pay approximately $644 in annual base rent, which shall increase by approximately 3% each year beginning on the second year of the lease term. In accordance with ASU 842, the Company recorded $4,058 in Right-of-use assets – operating, non-current, and $3,567 in Right-of-use obligation – operating, non-current, with $491 recorded in Right-of-use obligation – operating, current, on the consolidated balance sheet.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
House Brands
Replacement Parts	67%	70%	68%	70%
Hard Parts	18%	16%	18%	18%
Performance	—%	1%	—%	1%

Branded
Replacement Parts	1%	1%	1%	1%
Hard Parts	8%	7%	8%	6%
Performance	6%	5%	5%	4%

Total	100%	100%	100%	100%

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

Industry-wide trends that support our strategy and future growth include:

1.Number of SKUs required to serve the market. The number of automotive SKUs has grown dramatically over the last several years. In today’s market, unless the consumer is driving a high volume produced vehicle and needs a simple maintenance item, the part they need is not typically on the shelf at a brick-and-mortar store. We believe our user-friendly flagship website provides customers with a favorable alternative to the brick-and-mortar shopping experience by offering a comprehensive selection of approximately 865,000 SKUs with detailed product descriptions, attributes and photographs combined with the flexibility of fulfilling orders using both drop-ship and stock-and-ship methods.
2.U.S. vehicle fleet expanding and aging. The average age of U.S. light vehicles, an indicator of auto parts demand, remained near record-highs at 11.9 years during 2020, according to the U.S. Auto Care Association. In addition, IHS, a market analytics firm, found that the total number of light vehicles in operation in the U.S. has increased to record levels, and should continue to rise through 2021, and beyond. We believe an increasing vehicle base and rising average age of vehicles will have a positive impact on overall aftermarket parts demand because older vehicles generally require more repairs. In many cases we believe these older vehicles are driven by DIY car owners who are more likely to handle any necessary repairs themselves rather than taking their car to the professional repair shop.
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

Impact of COVID-19

The COVID-19 pandemic created uncertainty and challenges on the United States and global economy and some challenges continued through the third quarter of 2021. Since the onset of the pandemic, our top priority remains the health and safety of our employees as most have continued to work from home, in addition to ensuring our customers continue receiving our high-quality, personalized service. Our distribution centers continue to remain operational while our safety protocols direct employees onsite to continue to adhere to, and follow, the COVID-19 safety guidelines recommended from the Centers for Disease Control and Prevention (CDC).

We continue to monitor and proactively mitigate risks in our supply chain because of the global supply chain disruption and port congestion. We have incurred, and may in the future incur, additional freight and container costs and may also continue to incur increased costs relating to workforce shortages, overtime charges, and detention costs at one or more of our distribution centers due to the continued effects of the COVID-19 pandemic. However, the ultimate extent of the effects from the COVID-19 pandemic on the Company, our financial condition, results of operations, liquidity, and cash flows will be dependent on evolving developments which are uncertain and cannot be predicted at this time. See the “Risk Factors” section set forth in Part II, Item 1A for further discussion of risks related to COVID-19.

Factors Affecting our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed in Part II, Item IA, of this Quarterly Report on Form 10-Q and in Part I, Item IA, in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

Executive Summary

For the third quarter of 2021, the Company generated net sales of $141,846, compared with $117,406 for the third quarter of 2020, representing an increase of 20.8%. The Company incurred a net loss of $4,659 for the third quarter of 2021 compared to net income of $1,385 for the third quarter of 2020. The Company’s net (loss) income before interest expense, net, income tax provision, depreciation and amortization expense, amortization of intangible assets, plus share-

based compensation expense (“Adjusted EBITDA”) of $2,295 in the third quarter of 2021 compared to $5,131 in the third quarter of 2020. Adjusted EBITDA is not a Generally Accepted Accounting Principle (“GAAP”) measure. See the section below titled “Non-GAAP measures” for information regarding our use of Adjusted EBTIDA and a reconciliation from net (loss) income.

Net sales increased in the third quarter of 2021 compared to the third quarter of 2020 primarily driven by continued strong demand and the expanded capacity from our Grand Prairie distribution center. Gross profit increased by 9.8% to $47,333 and gross margin decreased 330 basis points to 33.4% compared to 36.7% in the third quarter of 2020. The decrease in gross margin was primarily driven by unfavorable inbound and outbound freight costs in the third quarter of 2021 as well as a lack of certain favorable one-time items in the prior year period.

Total expenses, which primarily consisted of cost of sales and operating expense, increased in the third quarter of 2021 compared to the same period in 2020. The changes in both cost of sales and operating expense are described in further detail under — “Results of Operations” below.

Non-GAAP measures

Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the Exchange Act, as amended, define and prescribe the conditions for use of certain non-GAAP financial information. We provide EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. EBITDA consists of net (loss) income before (a) interest expense, net; (b) income tax provision; (c) depreciation and amortization expense; and (d) amortization of intangible assets; while Adjusted EBITDA consists of EBITDA before share-based compensation expense.

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

The table below reconciles net (loss) income to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net (loss) income	$(4,659)	$1,385	$(5,309)	$1,975
Depreciation & amortization	2,573	1,766	7,123	5,298
Amortization of intangible assets	28	25	83	75
Interest expense, net	309	304	821	1,453
Taxes	39	45	207	199
EBITDA	$(1,710)	$3,525	$2,925	$9,000
Stock compensation expense	$4,005	$1,606	$11,277	$5,991
Adjusted EBITDA	$2,295	$5,131	$14,202	$14,991

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.6	63.3	66.3	64.9
Gross profit	33.4	36.7	33.7	35.1
Operating expense	36.4	35.3	34.7	34.0
(Loss) income from operations	(3.0)	1.4	(1.0)	1.1
Other income (expense):
Other income, net	0.0	0.0	0.0	0.0
Interest expense	(0.3)	(0.2)	(0.2)	(0.4)
Total other expense, net	(0.3)	(0.2)	(0.2)	(0.4)
(Loss) income before income taxes	(3.3)	1.2	(1.2)	0.7
Income tax provision	0.0	—	0.0	0.1
Net (loss) income	(3.3)%	1.2%	(1.2)%	0.6%

Thirteen and Thirty-Nine Weeks Ended October 2, 2021 Compared to the Thirteen and Thirty-Nine Weeks Ended September 26, 2020

Net Sales and Gross Margin

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020

	(in thousands)		(in thousands)
Net sales	$141,846	$117,406	$444,184	$324,154
Cost of sales	94,513	74,285	294,328	210,425
Gross profit	$47,333	$43,121	$149,856	$113,729
Gross margin	33.4%	36.7%	33.7%	35.1%

Net sales increased $24,440, or 20.8%, for the third quarter of 2021 compared to the third quarter of 2020. Net sales increased $120,030, or 37.0%, for the thirty-nine weeks ended October 2, 2021 (“YTD Q3 2021”) compared to the same period in 2020. The net sales increase was primarily driven by continued strong demand and the expanded capacity from our Grand Prairie distribution center.

Gross profit increased $4,212 or 9.8%, for the third quarter of 2021 compared to the same period of 2020 and increased $36,127, or 31.8%, in YTD Q3 2021 compared to the same period of 2020. Gross margin decreased 330 basis points to 33.4% in the third quarter of 2021 compared to 36.7% in the third quarter of 2020. Gross margin decreased 140 basis points to 33.7% for YTD Q3 2021 compared to 35.1% in the same period of 2020. The decrease in gross margin was primarily driven by unfavorable inbound and outbound freight costs in the third quarter of 2021 as well as a lack of certain favorable one-time items in the prior year period.

Operating Expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020

	(in thousands)		(in thousands)
Operating expense	$51,668	$41,389	$154,353	$110,174
Percent of net sales	36.4%	35.3%	34.7%	34.0%

Operating expense increased $10,279, or 24.8% for the third quarter of 2021 and increased $44,179, or 40.1%, in YTD Q3 2021 compared to the same periods in 2020 primarily due to an increase in fulfillment expense as well as an increase in payroll related expenses. The increase in fulfillment expense for the third quarter of 2021 was primarily due to a higher number of fulfilled orders and inventory receipts as well as additional expenses related to the Grand Prairie distribution center expansion that is expected to open in the first quarter of 2022. The increase in fulfillment expense for YTD Q3 2021 was primarily due to a higher number of fulfilled orders and inventory receipts as well as additional expenses incurred from our Grand Prairie distribution center that opened in the fourth quarter of 2020. The increase in payroll related expenses for the third quarter and YTD Q3 2021 was primarily due to an increase in foundational investments in our business to support our current and future growth.

Total Other Expense, Net

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020

	(in thousands)		(in thousands)
Other expense, net	$(285)	$(302)	$(605)	$(1,381)
Percent of net sales	(0.2)%	(0.2)%	(0.1)%	(0.4)%

Total other expense, net, decreased $17, or 5.6%, and decreased $776, or 56.2%, for the third quarter and YTD Q3 2021, respectively, compared to the same periods in 2020. The YTD decrease was primarily due to a decrease in interest expense attributable to the lower utilization of our revolving loan and trade letters of credit during YTD Q3 2021 compared to the same period in 2020.

Income Tax Provision

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020

	(in thousands)		(in thousands)
Income tax provision	$39	$45	$207	$199
Percent of net sales	0.0%	0.0%	0.0%	0.1%

For the thirteen and thirty-nine weeks ended October 2, 2021, the effective tax rate for the Company was (0.8%) and (4.1%), respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different effective tax rates, certain employee compensation, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offsets the tax on the current period pre-tax loss.

For the thirteen and thirty-nine weeks ended September 26, 2020, the effective tax rate for the Company was 3.1% and 9.2%, respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different effective tax rates, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offsets the tax of the current period pre-tax income.

The Company accounts for income taxes in accordance with ASC Topic 740 – Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the thirty-nine weeks ended October 2, 2021, there was no material change from fiscal year ended January 2, 2021 in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

On December 27, 2020, the Consolidated Appropriations Act (“CAA”) was enacted in further response to the COVID-19 pandemic, in combination with omnibus spending for the 2021 federal fiscal year. The CAA extended many of the provisions enacted by the CARES Act, which did not have a material impact on the Company’s consolidated financial statements for the thirteen and thirty-nine weeks ended October 2, 2021. On March 11, 2021, the American Rescue Plan Act of 2021 ("ARPA") was enacted in still further response to the COVID-19 pandemic. The Company is evaluating the provisions of ARPA, but does not expect it to have a material impact on the Company's consolidated financial statements for the 2021 fiscal year.

Foreign Currency

The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations.

Liquidity and Capital Resources

Sources of Liquidity

During the thirty-nine weeks ended October 2, 2021, we primarily funded our operations with cash and cash equivalents generated from operations and remaining proceeds from our public equity offering that occurred in August 2020. As of October 2, 2021, our outstanding revolving loan balance under our Credit Facility was $0. We had cash and cash equivalents of $20,680 as of October 2, 2021, representing a $15,122 decrease from $35,802 of cash as of January 2, 2021. Based on our current operating plan, and despite the current uncertainty resulting from the COVID-19 pandemic, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our Credit Facility will be sufficient to finance our operations through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).

As of October 2, 2021, our Credit Facility provided for a revolving commitment of up to $30,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment (see “Debt and Available Borrowing Resources” below).

Working Capital

As of October 2, 2021 and January 2, 2021, our working capital was $73,384 and $67,396, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the thirty-nine weeks ended October 2, 2021 and September 26, 2020 (in thousands):

	Thirty-Nine Weeks Ended
	October 2, 2021	September 26, 2020
Net cash (used) provided by operating activities	$(8,349)	$1,610
Net cash used in investing activities	(8,407)	(6,936)
Net cash provided by financing activities	1,661	62,019
Effect of exchange rate changes on cash	(27)	5
Net change in cash and cash equivalents	$(15,122)	$56,698

Operating Activities

Net cash (used) provided by operating activities for the thirty-nine weeks ended October 2, 2021 and September 26, 2020 was ($8,349) and $1,610, respectively. The decrease was primarily driven by an increase in inventory from anticipated demand for online auto parts and stocking up for the Grand Prairie distribution center expansion that is expected to open in the first quarter of 2022.

Investing Activities

For the thirty-nine weeks ended October 2, 2021 and September 26, 2020, net cash used in investing activities was the result of additions to property and equipment ($8,407 and $6,936, respectively), which are mainly related to capitalized website and software development costs.

Financing Activities

Net cash provided by financing activities was $1,661 for the thirty-nine weeks ended October 2, 2021, primarily due to $3,230 of proceeds from exercises of stock options, partially offset by $1,566 of payments on finance leases. Net cash provided by financing activities was $62,019 for the thirty-nine weeks ended October 2, 2020, primarily due to $60,531 of net proceeds from the issuance of common stock in the August 2020 public equity offering.

Debt and Available Borrowing Resources

Total debt was $15,320 as of October 2, 2021 compared to $13,011 as of January 2, 2021 and primarily consists of right-of-use obligations - finance.

The Company maintains a Credit Facility that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. Our Credit Facility also provides for an option to increase the aggregate principal amount from $30,000 to $40,000 subject to lender approval. As of October 2, 2021, our outstanding revolving loan balance was $0. The outstanding standby letters of credit balance as of October 2, 2021 was $1,435, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet. We used the trade letters of credit in the ordinary course of business to satisfy certain vendor obligations.

Loans drawn under the Credit Facility bear interest at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.25% to 1.75% per annum based on the Company’s fixed charge coverage ratio, or (b) an “alternate prime base rate” subject to a reduction by 0.25% to 0.75% per annum based on the Company’s fixed charge coverage ratio. As of October 2, 2021, the Company’s LIBOR based interest rate was 1.38% (on $0 principal) and the Company’s prime based rate was 3.00% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three consecutive business days, and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $3,000 the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. The Credit Facility matures on December 16, 2022.

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

There were no significant changes to our critical accounting policies during the thirteen weeks ended October 2, 2021. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations (for further detail, refer to our Annual Report on Form 10-K that we filed with the SEC on March 16, 2021):

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

Interest Rate Risk

We are subject to interest rate risk in connection with our revolving loan under our Credit Facility, which bears an interest rate based on a LIBOR, plus an applicable margin, and a prime based rate. As of October 2, 2021, we had a balance of $0 outstanding under our revolving loan. A hypothetical 100 basis point change in interest rates would not materially affect our interest expense and cash flows.

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

Risk Factors Summary

Our business and industry are subject to a number of risks that could adversely affect our business, financial condition and operating results. These risks are discussed in more detail below and include, but are not limited to, risks related to the following:

Risks Related To Our Operations

●	Our financial condition and results of operations for fiscal year 2021, or beyond, may be adversely affected by a prolonged coronavirus outbreak.
●	We are dependent upon relationships with suppliers in Taiwan and China for the majority of our products.
●	We depend on third-party delivery services, both inbound and outbound, to deliver our products to our distribution centers and customers, and any increases in the fees could adversely affect our financial condition.
●	Higher wage costs due to changes in federal and state minimum wage laws could adversely affect our business.
●	If commodity prices such as fuel, plastic and steel increase, our margins may be negatively impacted.
●	Purchasers of aftermarket auto parts may not choose to shop online.
●	Shifting online consumer behavior of purchasers of aftermarket auto parts.
●	If hosts of third-party marketplaces limit our access, we could lose a substantial portion of our revenues.

●	During YTD Q3 2021 we recorded a net loss, and it is possible that net losses could continue in the future.
●	Our operations are restricted by our Credit Agreement, and our ability to borrow funds under our credit facility is subject to a borrowing base.
●	If our assets become impaired, we may be required to record a significant charge to earnings.
●	We are highly dependent upon key suppliers.
●	Inability to manage the challenges associated with our international operations.
●	If our fulfillment operations are interrupted for any significant period of time, our sales could decline.
●	We face intense competition and operate in an industry with limited barriers to entry.
●	Failure to offer a broad selection of products at competitive prices or to maintain sufficient inventory.
●	We rely on key personnel and may need additional personnel for the success and growth of our business.
●	As a result of our international operations, we have foreign exchange risk.
●	Our product catalog database could be stolen, misappropriated or damaged, or a competitor might create a substantially similar catalog without infringing our rights.
●	Economic conditions have had, and may continue to have an adverse effect on the demand for aftermarket auto parts and could adversely affect our sales and operating results.
●	The seasonality of our business places increased strain on our operations.
●	Vehicle miles driven have fluctuated and may decrease.
●	We will be required to collect and pay more sales taxes, and possibly for other fees and penalties.
●	Our ability to use net operating loss carryforwards to offset future income may be limited.
●	Our estimate of the size of our addressable market may prove to be inaccurate.

Regulatory And Litigation Risks

●	Possible new tariffs that might be imposed by the United States government.
●	We face exposure to product liability lawsuits.
●	Failure to comply with privacy laws and regulations and failure to adequately protect customer data.
●	The regulatory framework is constantly evolving, and privacy concerns could adversely affect our business.
●	Challenges by OEMs to the validity of the auto parts industry and claims of intellectual property infringement.
●	Inability to protect our intellectual property rights.
●	We could incur substantial judgments, fines, legal fees and other costs relating to litigation matters or certain laws and governmental regulations.
●	Changes in tax laws or regulations that are applied adversely to us or our customers.
●	Existing or future government regulation could expose us to liabilities and costly changes in our business.
●	We may be affected by global climate change or by legal, regulatory, or market responses to such change.
●	Potential impact from future regulation related to environmental, social and governance (“ESG”) matters.

Risks Relating To Our Use Of Technology

●	We depend on search engines and other online sources to attract visitors to our websites and marketplace channels, and the ability to attract and convert them into customers in a cost-effective manner.

●	We rely on bandwidth and data center providers, and any failure or interruption in the services provided could disrupt our business and cause us to lose customers.
●	Security threats, such as ransomware attacks, to our IT infrastructure could expose us to liability, and damage our reputation and business.
●	Dependence on open-source software could expose us to uncertainty and potential liability.
●	System failures could prevent access to our websites which could reduce our net sales and harm our reputation.
●	Problems with the design, updating, integration or implementation of our new enterprise resource planning system or other IT systems could interfere with our business and operations.
●	Inability to respond to technological change causing our websites to become obsolete.
●	Use of social media may adversely impact our reputation or subject us to fines or other penalties.

Risks Related To Our Capital Stock

●	Our common stock price may continue to be volatile, which may result in losses to our stockholders.
●	Our future operating results may fluctuate and may fail to meet market expectations.
●	Failure to maintain an effective system of internal control over financial reporting or comply with Section 404 of the Sarbanes-Oxley Act of 2002 could cause our stock price to decline.
●	Our charter documents could deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.
●	We do not intend to pay dividends on our common stock.
●	Future capital raises may dilute our existing stockholders’ ownership.

Risks Related To Our Operations

While our financial condition and results of operations for the third quarter of 2021 were not significantly adversely affected by the recent coronavirus outbreak, a prolonged outbreak potentially could affect fiscal year 2021 or beyond.

COVID-19 was declared a pandemic by the World Health Organization in March 2020. To date, this pandemic has affected nearly all regions around the world. In the United States, businesses as well as federal, state and local governments implemented significant actions to mitigate this public health crisis. Our operations could be disrupted as a result of these actions. While we still cannot predict the duration or scope of the COVID-19 pandemic, it may negatively impact our business and such impact could be material to our financial results, condition and outlook. The COVID-19 pandemic may also have the effect of worsening other areas such as, but not limited to, those related to:

●	reduction or volatility in demand for our products, which may be caused by, among other things: reduced online traffic and changes in consumer spending behaviors (e.g. consumer confidence in general macroeconomic conditions and a decrease in consumer spending);
●	disruption to our operations or the operations of our suppliers, through the effects of business and facilities closures, a continued global supply chain disruption, inflation and other cost increases, shipping container shortages, vaccine mandates, worker sickness and COVID-19 related inability to work, social, economic, political or labor instability in affected areas, labor cost increases, transportation delays, travel restrictions and changes in operating procedures, including for additional cleaning and safety protocols;
●	impacts to our business partners' ability to operate or manage increases in their operating costs and other supply chain effects if the global supply chain disruption continues may have an adverse effect on our ability to meet consumer demand and achieve cost targets;

●	increased volatility or significant disruption of global financial markets due in part to the COVID-19 pandemic, which could have a negative impact on our ability to access capital markets and other funding sources, on acceptable terms or at all and impede our ability to comply with debt covenants; and
●	the further spread of COVID-19, and the requirements to take action to mitigate the spread of the pandemic, will impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition.

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

Higher wage costs due to changes in federal and state minimum wage laws, or due to unstable market conditions, could adversely affect our business.

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

Third-party marketplaces account for a significant portion of our revenues. Our sales on eBay and Amazon represented a combined 35.4% of total sales in the thirty-nine weeks ended October 2, 2021. We anticipate that sales of our products on third-party marketplaces will continue to account for a significant portion of our revenues. In the future, the loss of access to these third-party marketplaces, or any significant cost increases from operating on the marketplaces, could significantly reduce our revenues, and the success of our business depends partly on continued access to these third-party marketplaces. Our relationships with our third-party marketplace providers could deteriorate as a result of a variety of factors, such as if they become concerned about our ability to deliver quality products on a timely basis or to protect a third-party’s intellectual property. In addition, third-party marketplace providers could prohibit our access to these marketplaces if we are not able to meet the applicable required terms of use. Loss of access to a marketplace channel could result in lower sales, and as a result, our business and financial results may suffer.

During the thirty-nine weeks ended October 2, 2021, we recorded a net loss, and our net losses may continue in the future.

If our net losses continue in fiscal year 2021, or beyond, they could severely impact our liquidity, as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our Credit Facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. In such case, there can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If our net losses were to continue, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.

Our operations are restricted by our Credit Agreement, and our ability to borrow funds under our Credit Facility is subject to a borrowing base.

We maintain a Credit Facility that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment. Our Credit Facility also provides for an option to increase the aggregate principal amount from $30,000 to $40,000, subject to lender approval. Our Credit Agreement includes a number of restrictive covenants. These covenants could impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. Specifically, such covenants restrict our ability and, if applicable, the ability of our subsidiaries to, among other things:

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

In addition, our Credit Facility is subject to a borrowing base derived from certain of our receivables, inventory, property and equipment. In the event that components of the borrowing base are adversely affected for any reason, including adverse market conditions or downturns in general economic conditions, we could be restricted in the amount of funds we can borrow under the Credit Facility. Furthermore, in the event that components of the borrowing base decrease to a level below the amount of loans then-outstanding under the Credit Facility, we could be required to immediately repay loans to the extent of such shortfall. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Facility. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three consecutive business days, and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $3,000 the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. If any of these events were to occur, it could severely impact our liquidity and capital resources, limit our ability to operate our business and could have a material adverse effect on our financial condition and results of operations.

Under certain circumstances, our Credit Agreement may also require us to satisfy a financial covenant, which could limit our ability to react to market conditions or satisfy extraordinary capital needs and could otherwise impact our liquidity and capital resources, restrict our financing and have a material adverse effect on our results of operations.

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

While we did not have any outstanding revolver debt under our Credit Facility as of October 2, 2021, we may have outstanding revolver debt in the future. Any outstanding indebtedness would have important consequences, including the following:

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

We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures and general operating expenses. In addition, if we need to refinance our debt, or obtain additional debt financing or sell assets or equity to satisfy our debt service obligations, we may not be able to do so on commercially reasonable terms, if at all. If this were to occur, we may need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations. The Company’s outstanding letters of credit balance as of October 2, 2021 was $1,435, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet.

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

Our top ten suppliers represented approximately 56% of our total product purchases during the thirty-nine weeks ended October 2, 2021. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For the thirty-nine weeks ended October 2, 2021, our product purchases from three drop-ship suppliers represented approximately 7% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

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

Increased public attention related to ESG matters may expose us to negative public perception and could result in additional costs on our business.

Recently, more attention is being directed towards publicly traded companies regarding ESG matters. A failure, or perceived failure, to respond to investor or customer expectations related to ESG concerns could impact the value of our brand, the cost of our operations or relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG matters could adversely affect our business.

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

Since the completion of our initial public offering in February 2007 through October 2, 2021, the trading price of our common stock has been volatile, ranging from a high of $23.26 per share to a low per share of $0.88. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

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

While management has concluded that our internal controls over financial reporting were effective as of October 2, 2021, we have in the past, and could in the future, have a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

The following exhibits are filed herewith or incorporated by reference to the location indicated below:

Exhibit No.	Description
10.2	Fourteenth Amendment to Credit Agreement, dated October 15, 2021 by and among CarParts.com, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A.

10.3+

CarParts.com, Inc. Independent Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2021).

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

Date:	November 2, 2021	CARPARTS.COM, INC.

		By:	/s/ Lev Peker
Lev Peker
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ David Meniane
David Meniane
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)