Form 10-K
period 2022-01-01
CarParts.com, Inc.
filed 2022-03-02
CIK 1378950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2022

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

Large accelerated filer	⌧	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ⌧

The aggregate market value of the common stock held by non-affiliates of the registrant as of July 2, 2021 was approximately $933.1 million (based on the closing sales price of the registrant’s common stock on that date). For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 22, 2022, there were 53,098,973 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the 2022 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

CARPARTS.COM, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 1, 2022

Unless the context requires otherwise, as used in this report, the terms “CarParts.com,” the “Company,” “we,” “us” and “our” refer to CarParts.com, Inc. and its subsidiaries. Unless otherwise stated, all amounts are presented in thousands.

Carparts.com®, Kool-Vue®, JC Whitney®, Evan Fischer®, SureStop®, TrueDrive®, DriveWire™, and DriveMotive™, amongst others, are our current and pending trademarks in the United States. All other trademarks and trade names appearing in this report are the property of their respective owners.

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

We principally sell our products, identified as stock keeping units (“SKUs”), to individual consumers through our flagship website at www.carparts.com and online marketplaces. Our user-friendly website, and mobile-friendly platform, provide customers with a comprehensive selection of over 731,000 SKUs with detailed product descriptions, attributes and photographs. We have developed a proprietary product database that maps our SKUs to product applications based on vehicle makes, models and years to help ensure the right part for each specific vehicle is provided. Our online sales channel and relationships with suppliers enable us to eliminate intermediaries in the traditional auto parts supply chain and to offer a broader selection of SKUs than can easily be offered by offline retailer competition.

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

Right Time means getting the customers back on the road quickly. We expanded our existing facilities and added new distribution centers over the past two years, and plan to add more in the future, to continue improving the customer click to delivery time so that we can keep meeting our customers’ evolving expectations. Our goal is to continue to make investments to improve delivery times by getting closer to our customers to provide them the parts they need in adequate time to get back on the road quickly.

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

We report on a 52/53-week fiscal year, ending on the Saturday nearest the end of December. References to 2021, 2020 and 2019 relate to the 52-week fiscal year ended January 1, 2022, the 53-week fiscal year ended January 2, 2021, and the 52-week fiscal year ended December 28, 2019, respectively.

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

Replacement Parts. The replacement parts category is primarily comprised of parts for the exterior of an automobile. Our parts in this category are typically replacement parts for original body parts that have been damaged as a result of a collision or through general wear and tear. In addition, we sell an extensive line of mirror products, including one of our own house brands called Kool-Vue®, which are marketed and sold as aftermarket replacement parts and as upgrades to existing parts.

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

Stock-and-Ship Fulfillment. Our stock-and-ship products are sourced primarily from manufacturers and other suppliers located in Asia and in the United States and are stored in one of our distribution centers located in Virginia, Illinois, Nevada, Texas or Florida. We also use temporary outside storage and third-party logistics partners from time to time. All products received into our distribution centers are entered into our inventory management systems, allowing us to closely monitor inventory availability. We consider a number of factors in determining which items to stock in our distribution centers, including which products can be purchased at a meaningful discount to domestic prices for similar items, which products have historically sold in high volumes, and which products may be out of stock when we attempt to fulfill via drop-ship.

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

House Brands Product. Our house brands suppliers offer products which are generally less expensive and we believe provide better value for our consumers. As a result, our mix shift towards house brands product has continued to increase on a year-over-year basis. We stock-and-ship our house brands products in our distribution centers. We currently have over 68,000 house brands SKUs in our product selection.

Branded Product. Serving as a stocking distributor for many branded products, we have developed and implemented application programming interfaces with the majority of our branded, drop ship suppliers that allow us to electronically transmit orders, check inventory availability, and receive the shipment tracking information which is easily passed on to our customers. In addition, we are a significant customer for many of our drop-ship vendors and have long standing relationships and contracts with many of these suppliers. For the fiscal year ended January 1, 2022, three of our drop-ship vendors accounted for approximately 8% of our total product purchases. We currently have over 663,000 branded SKUs in our product selection.

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

Human Capital

Our ability to recruit, retain, and develop our employees is key to our long-term growth and success. As of January 1, 2022, we had 907 employees in the United States and 622 employees in the Philippines for a total of 1,529 employees. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce. None of our employees are represented by a labor union and we consider employee relations to be good.

Diversity and Inclusion

We strive to build and create a culture where each person feels valued, respected and understood. As of January 1, 2022, the makeup of our employees consisted of 40% women and approximately 81% non-white.

Employee Engagement

We value employee feedback and are committed to collecting regular feedback primarily through employee surveys. As discussed in the following section, we provided additional surveys and tools in fiscal year 2021 in response to the challenges of remote work and the COVID-19 pandemic. In addition, we believe that offering training and career growth opportunities is valuable for employee engagement and we often have promoted current employees to higher level positions.

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

We have current and pending trademarks registered in the United States, including Carparts.com®, Kool-Vue®, JC Whitney®, Evan Fischer®, SureStop®, TrueDrive®, DriveWire™, and DriveMotive™, amongst others, and we have additional trademark applications pending in the United States and other jurisdictions.

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

Risk Factors Summary

Our business and industry are subject to a number of risks that could adversely affect our business, financial condition and operating results. These risks are discussed in more detail below and include, but are not limited to, risks related to the following:

Risks Related To Our Operations

●	Our financial condition and results of operations may be adversely affected by a prolonged coronavirus outbreak.
●	We are dependent upon relationships with suppliers in Taiwan and China for the majority of our products.
●	We depend on third-party delivery services, both inbound and outbound, to deliver our products to our distribution centers and customers, and any increases in the fees could adversely affect our financial condition.
●	Higher wage costs due to changes in federal and state minimum wage laws could adversely affect our business.
●	If commodity prices such as fuel, plastic and steel increase, our margins may be negatively impacted.
●	Purchasers of aftermarket auto parts may not choose to shop online.
●	Shifting online consumer behavior of purchasers of aftermarket auto parts.
●	If hosts of third-party marketplaces limit our access, we could lose a substantial portion of our revenues.
●	During fiscal year 2021 we recorded a net loss, and it is possible that net losses could continue in the future.
●	Our operations are restricted by our Credit Agreement, and our ability to borrow funds under our Credit Facility is subject to a borrowing base.
●	If our assets become impaired, we may be required to record a significant charge to earnings.
●	We are highly dependent upon key suppliers.
●	Inability to manage the challenges associated with our international operations.
●	If our fulfillment operations are interrupted for any significant period of time, our sales could decline.
●	We face intense competition and operate in an industry with limited barriers to entry.

●	Failure to offer a broad selection of products at competitive prices or to maintain sufficient inventory.
●	We rely on key personnel and may need additional personnel for the success and growth of our business.
●	As a result of our international operations, we have foreign exchange risk.
●	Our product catalog database could be stolen, misappropriated or damaged, or a competitor might create a substantially similar catalog without infringing our rights.
●	Economic conditions have had, and may continue to have an adverse effect on the demand for aftermarket auto parts and could adversely affect our sales and operating results.
●	The seasonality of our business places increased strain on our operations.
●	Vehicle miles driven have fluctuated and may decrease.
●	We will be required to collect and pay more sales taxes, and possibly for other fees and penalties.
●	Our ability to use net operating loss carryforwards to offset future income may be limited.
●	Our estimate of the size of our addressable market may prove to be inaccurate.

Regulatory And Litigation Risks

●	Possible new tariffs that might be imposed by the United States government.
●	We face exposure to product liability lawsuits.
●	Failure to comply with privacy laws and regulations and failure to adequately protect customer data.
●	The regulatory framework is constantly evolving, and privacy concerns could adversely affect our business.
●	Challenges by OEMs to the validity of the auto parts industry and claims of intellectual property infringement.
●	Inability to protect our intellectual property rights.
●	We could incur substantial judgments, fines, legal fees and other costs relating to litigation matters or certain laws and governmental regulations.
●	Changes in tax laws or regulations that are applied adversely to us or our customers.
●	Existing or future government regulation could expose us to liabilities and costly changes in our business.
●	We may be affected by global climate change or by legal, regulatory, or market responses to such change.
●	Potential impact from future regulation related to environmental, social and governance (“ESG”) matters.

Risks Relating To Our Use Of Technology

●	We depend on search engines and other online sources to attract visitors to our websites and marketplace channels, and the ability to attract and convert them into customers in a cost-effective manner.
●	We rely on bandwidth and data center providers, and any failure or interruption in the services provided could disrupt our business and cause us to lose customers.
●	Security threats, such as ransomware attacks, to our IT infrastructure could expose us to liability, business interruption and significant damages, and may damage our reputation and business.
●	Dependence on open-source software could expose us to uncertainty and potential liability.
●	System failures could prevent access to our websites which could reduce our net sales and harm our reputation.
●	Problems with the design, updating, integration or implementation of our new enterprise resource planning system or other IT systems could interfere with our business and operations.
●	Inability to respond to technological change causing our websites to become obsolete.

●	Use of social media may adversely impact our reputation or subject us to fines or other penalties.

Risks Related To Our Capital Stock

●	Our common stock price may continue to be volatile, which may result in losses to our stockholders.
●	Our future operating results may fluctuate and may fail to meet market expectations.
●	Failure to maintain an effective system of internal control over financial reporting or comply with Section 404 of the Sarbanes-Oxley Act of 2002 could cause our stock price to decline.
●	Our charter documents could deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.
●	We do not intend to pay dividends on our common stock.
●	Future capital raises may dilute our existing stockholders’ ownership.

Risks Related To Our Operations

While our financial condition and results of operations for fiscal year 2021 were not significantly adversely affected by the recent coronavirus outbreak, a prolonged outbreak potentially could affect fiscal year 2022 or beyond.

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

Third-party marketplaces account for a significant portion of our revenues. Our sales on eBay and Amazon represented a combined 35.4% of total sales in the fiscal year ended January 1, 2022. We anticipate that sales of our products on third-party marketplaces will continue to account for a significant portion of our revenues. In the future, the loss of access to these third-party marketplaces, or any significant cost increases from operating on the marketplaces, could significantly reduce our revenues, and the success of our business depends partly on continued access to these third-party marketplaces. Our relationships with our third-party marketplace providers could deteriorate as a result of a variety of factors, such as if they become concerned about our ability to deliver quality products on a timely basis or to protect a third-party’s intellectual property. In addition, third-party marketplace providers could prohibit our access to these marketplaces if we are not able to meet the applicable required terms of use. Loss of access to a marketplace channel could result in lower sales, and as a result, our business and financial results may suffer.

During fiscal year 2021, we recorded a net loss, and our net losses may continue in the future.

If our net losses continue in fiscal year 2022, or beyond, they could severely impact our liquidity, as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our asset-based revolving credit facility with JPMorgan Chase Bank, N.A. (the “Credit Facility”), which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. In such case, there can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If our net losses were to continue, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.

Our operations are restricted by our Credit Agreement, and our ability to borrow funds under our Credit Facility is subject to a borrowing base.

We maintain a Credit Facility that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment. Our Credit Facility also provides for an option to increase the aggregate principal amount from $30,000 to $40,000, subject to lender approval. Our Credit Agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) originally entered into on April 26, 2012 (as amended, the “Credit Agreement”) includes a number of restrictive covenants. These covenants could impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. Specifically, such covenants restrict our ability and, if applicable, the ability of our subsidiaries to, among other things:

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

While we did not have any outstanding revolver debt under our Credit Facility as of January 1, 2022, we may have outstanding revolver debt in the future. Any outstanding indebtedness would have important consequences, including the following:

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

We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures and general operating expenses. In addition, if we need to refinance our debt, or obtain additional debt financing or sell assets or equity to satisfy our debt service obligations, we may not be able to do so on commercially reasonable terms, if at all. If this were to occur, we may need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations. The

Company’s outstanding letters of credit balance as of January 1, 2022 was $1,435, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet.

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

Our top ten suppliers represented approximately 56% of our total product purchases during the fiscal year ended January 1, 2022. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For the fiscal year ended January 1, 2022, our product purchases from three drop-ship suppliers represented approximately 8% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

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

The auto parts industry is competitive and highly fragmented, with products distributed through multi-tiered and overlapping channels. We compete with both online and offline retailers who offer OEM and aftermarket auto parts to either the DIY or DIFM customer segments. Current or potential competitors include the following:

●	national auto parts retailers such as Advance Auto Parts, AutoZone, Napa Auto Parts, CarQuest, O’Reilly Automotive and Pep Boys;
●	large online marketplaces such as Amazon and eBay;

●	other online retailers of automotive products websites;
●	local independent retailers or niche auto parts online retailers;
●	wholesale aftermarket auto parts distributors such as LKQ Corporation; and
●	manufacturers, brand suppliers and other distributors selling online directly to customers.

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

We are sometimes the subject of complaints or litigation from customers, employees or other third parties for various reasons. The damages sought against us in some of these litigation proceedings could be substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim, this could have a material adverse effect on our business, financial condition, results of operations and cash flows. For more information on our ongoing litigation, see the information set forth under the caption “Legal Matters” in “Note 6 Commitments and Contingencies” of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report.

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

Since the completion of our initial public offering in February 2007 through January 1, 2022, the trading price of our common stock has been volatile, ranging from a high of $23.26 per share to a low per share of $0.88. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

Our future operating results may fluctuate and may fail to meet market expectations.

We expect that our revenue and operating results will continue to fluctuate from quarter to quarter due to various factors, many of which are beyond our control. The factors that could cause our operating results to continue to fluctuate include, but are not limited to:

●	fluctuations in the demand for aftermarket auto parts;
●	fluctuations in the availability of products for resale;
●	price competition on the Internet or among offline retailers for auto parts;
●	our ability to attract visitors to our websites and convert those visitors into customers, including to the extent based on our ability to successfully work with different search engines to drive visitors to our websites;
●	our ability to successfully sell our products through third-party online marketplaces or the effects of any price increases in those marketplaces;
●	competition from companies that have longer operating histories, larger customer bases, greater brand recognition, access to merchandise at lower costs and significantly greater resources than we do, like third-party online market places and our suppliers;
●	our ability to maintain and expand our supplier and distribution relationships without significant price increases or reduced service levels;
●	our ability to borrow funds under our Credit Facility;
●	the effects of seasonality on the demand for our products;
●	our ability to accurately forecast demand for our products, price our products at market rates and maintain appropriate inventory levels;
●	our ability to build and maintain customer loyalty;
●	our ability to successfully integrate our acquisitions;
●	infringement actions that could impact the viability of the auto parts aftermarket or portions thereof;
●	the success of our brand-building and marketing campaigns;

●	our ability to accurately project our future revenues, earnings, and results of operations;
●	government regulations related to use of the Internet for commerce, including the application of existing tax regulations to Internet commerce and changes in tax regulations;
●	technical difficulties, system downtime or Internet brownouts;
●	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; and
●	macroeconomic conditions that adversely impact the general and automotive retail sales environment.

If we fail to maintain an effective system of internal control over financial reporting or comply with Section 404 of the Sarbanes-Oxley Act of 2002, we may not be able to accurately report our financial results or prevent fraud, and our stock price could decline.

While management has concluded that our internal controls over financial reporting were effective as of January 1, 2022, we have in the past identified, and could in the future identify, a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

As of January 1, 2022, the total square footage of our leased office and distribution centers was 1,302,000 square feet. This includes approximately 1,286,000 square feet for our corporate headquarters located in Torrance, California and distribution centers in Illinois, Virginia, Nevada, Texas and Florida; and approximately 16,000 square feet of office space in the Philippines.

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

Holders

As of February 18, 2022, there were approximately 7 registered stockholders of record of our common stock.

Dividend Policy

No dividends on common stock were paid during the fiscal year ended January 1, 2022. We issued approximately $0 and $71 in dividends to our Series A Preferred stockholders during the fiscal years ended January 1, 2022 and January 2, 2021, respectively. We do not anticipate that we will declare or pay any cash dividends on our common stock in the foreseeable future, and we no longer pay dividends to our Series A Preferred stockholders since all outstanding preferred stock was converted to common stock in June 2020. Our Credit Agreement with JPMorgan provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment. The Credit Agreement requires us to obtain a prior written consent from JPMorgan when we determine to pay any dividends on or make any distribution with respect to our common stock. Under the Second Amendment to Credit Agreement dated March 25, 2013, we obtained written consent from JPMorgan to pay dividends on our Series A Preferred Shares. See “Liquidity and Capital Resources” in Item 7 of Part II included in this report for further information on the covenants under the secured Credit Agreement. Any future determination to pay cash dividends on our common stock will be subject to the above restriction, as well as restrictions under any other existing indebtedness, at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and other factors the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities

On July 27, 2021, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $30 million of the Company’s common stock from time to time. The repurchases of common stock may be executed through open market purchases, block trades, the implementation of a 10b5-1 plan, and/or any other available methods. The actual timing, number, and value of common shares repurchased under our board-approved plan will be determined at our discretion and will depend on a number of factors, including, among others, general market and business conditions, the trading price of common shares, and applicable legal requirements. We have no obligation to repurchase any common shares under the authorization, and the repurchase plan may be suspended, discontinued, or modified at any time for any reason. During the fiscal year ended January 1, 2022, the Company repurchased $479 of its common stock through the stock repurchase program at an average price of $11.99 per share. This repurchase was a one-time repurchase of 40,000 shares of common stock in December 2021. During the fiscal year ended January 2, 2021, the Company did not repurchase any shares of common stock.

The following table presents information related to our repurchase of common stock for the periods indicated:

Total Number of
			Shares Purchased	Approximate Dollar Value
			As Part of	of Shares That May Yet
	Total Number of	Average Price	Publicly Announced	Be Purchased Under the
	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs (in thousands)
October 2, 2021 to October 29, 2021	—	$—	—	$—
October 30, 2021 to November 26, 2021	—	$—	—	$—
November 27, 2021 to January 2, 2022	40,000	$11.99	40,000	$29,521
Total	40,000	$11.99	40,000	$29,521

Stock Performance Graph

The following graph compares the performance of the Company’s common stock with that of the Standard & Poor’s 500 Index (“S&P 500”), the S&P Retail Index and the NASDAQ Index for the five-year period beginning on December 30, 2016 and ending on December 31, 2021, the last business day prior to year-end.

We caution that the stock performance shown in the graph below should not be considered indicative of potential future stock price performance.

400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
2016
2017
2018
2019
2020
2021
S&P 500
S&P 500 Retail Index
NASDAQ Composite Index
CarParts.com, Inc

ITEM 6.                [RESERVED]

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

We believe by disintermediating the traditional auto parts supply chain and selling products directly to customers online allows us to efficiently deliver products to our customers. Our mission is changing the way people repair their cars and getting them back on the road, and our strategy consists of the Right Part, Right Time, Right Place. Industry-wide trends that support our strategy and future growth include:

1.Number of SKUs required to serve the market. The number of automotive SKUs has grown dramatically over the last several years. In today’s market, unless the consumer is driving a high volume produced vehicle and needs a simple maintenance item, the part they need is not typically on the shelf at a brick-and-mortar store. We believe our user-friendly flagship website provides customers with a favorable alternative to the brick-and-mortar shopping experience by offering a comprehensive selection of approximately 731,000 SKUs with detailed product descriptions, attributes and photographs combined with the flexibility of fulfilling orders using both drop-ship and stock-and-ship methods.
2.U.S. vehicle fleet expanding and aging. The average age of U.S. light vehicles, an indicator of auto parts demand, remained at near record-highs at 12.1 years during 2021, according to the U.S. Auto Care Association. We believe an increasing vehicle base and rising average age of vehicles will have a positive impact on overall aftermarket parts demand because older vehicles generally require more repairs. In many cases we believe these older vehicles are driven by DIY car owners who are more likely to handle any necessary repairs themselves rather than taking their car to the professional repair shop.

3.Growth of online sales. The U.S. Auto Care Association estimated that overall revenue from online sales of auto parts and accessories would reach almost $23 billion by 2024. Improved product availability, lower prices and consumers’ growing comfort with digital platforms are driving the shift to online sales. We believe that we are well positioned for the shift to online sales due to being a leading source for aftermarket automotive parts through our flagship website and online marketplaces.

Impact of COVID-19

The COVID-19 pandemic created uncertainty and challenges on the United States, the Philippines, and global economies and some challenges continued through the end of fiscal year 2021. Since the onset of the pandemic, our top priority remains the health and safety of our employees as most have continued to work from home, in addition to ensuring our customers continue receiving our high-quality, personalized service. Our distribution centers continue to remain operational while our safety protocols direct employees onsite to continue to adhere to, and follow, the COVID-19 safety guidelines recommended from the Centers for Disease Control and Prevention (CDC).

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

Executive Summary

For fiscal year 2021, the Company’s operations generated net sales of $582,440, compared to $443,884 for fiscal year 2020, representing an increase of 31.2%. The Company incurred a net loss of $10,339 for fiscal year 2021 compared to a net loss of $1,513 for fiscal year 2020. The Company incurred a net loss before interest expense, net, income tax provision, depreciation and amortization expense, amortization of intangible assets, share-based compensation expense, and in 2019, costs related to our customs issues and employee transition costs ("Adjusted

EBITDA"), of $16,791 in fiscal year 2021 compared to $16,025 in fiscal year 2020. Refer to the section below titled “Non-GAAP measures” for information regarding our use of Adjusted EBITDA and a reconciliation from net loss.

Net sales increased in fiscal year 2021 compared to fiscal year 2020 primarily driven by continued strong demand and the expanded capacity from our Grand Prairie distribution center. Gross profit increased by 27.0% to $197,283. Gross margin decreased 110 basis points to 33.9% in fiscal year 2021 compared to 35.0% in fiscal year 2020. The decrease in gross margin was primarily driven by unfavorable inbound and outbound freight costs in 2021 as well as a lack of certain favorable one-time items in the prior year.

Total expenses, which primarily consisted of cost of sales and operating expense, increased in fiscal year 2021 compared to the same period in 2020. The components of cost of sales and operating costs are described in further detail under “Components of Results of Operations” below.

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

The table below reconciles net loss to Adjusted EBITDA for the periods presented (in thousands):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Net loss	$(10,339)	(1,513)	(31,548)
Depreciation & amortization	9,895	7,657	6,252
Amortization of intangible assets	110	102	100
Interest expense, net	1,089	1,694	1,897
Taxes	351	307	21,437
EBITDA	$1,106	$8,247	$(1,862)
Stock compensation expense	$15,685	$7,778	$3,656
Employee transition costs(1)	—	—	2,274
Customs costs(2)	—	—	464
Adjusted EBITDA	$16,791	$16,025	$4,532
(1)	We incurred employee transition costs related to the transition of our executive management team including severance, recruiting, hiring bonus and relocation costs.
(2)	We incurred port and carrier fees and legal costs associated with our customs related issues.

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

Presentation of Results of Operations and Liquidity and Capital Resources

The following discussion and analysis of our Results of Operations and Liquidity and Capital Resources includes a comparison of fiscal year 2021 to fiscal year 2020. A similar discussion and analysis which compares fiscal year 2020 to fiscal year 2019 may be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report filed with the SEC pursuant to Section 13 or 15(d) under the Exchange Act on March 16, 2021.

Results of Operations

The following table sets forth our results of operations for the fiscal years presented, expressed as a percentage of net sales:

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Net sales	100.0%	100.0%	100.0%
Cost of sales	66.1	65.0	70.0
Gross profit	33.9	35.0	30.0
Operating expense	35.4	34.9	32.9
(Loss) income from operations	(1.5)	0.1	(2.9)
Other income (expense):
Other income, net	0.0	0.0	0.0
Interest expense	(0.2)	(0.3)	(0.7)
Total other expense, net	(0.2)	(0.3)	(0.7)
Loss before income taxes	(1.7)	(0.2)	(3.6)
Income tax provision	0.1	0.1	7.6
Net loss	(1.8)%	(0.3)%	(11.2)%

Fifty-Two Weeks Ended January 1, 2022 Compared to the Fifty-Three Weeks Ended January 2, 2021

Net Sales and Gross Margin

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	$ Change	% Change

	(in thousands)
Net sales	$582,440	$443,884	$138,556	31.2%
Cost of sales	385,157	288,518	96,639	33.5%
Gross profit	$197,283	$155,366	$41,917	27.0%
Gross margin	33.9%	35.0%		(1.1)%

Net sales increased $138,556, or 31.2%, for fiscal year 2021 compared to fiscal year 2020 primarily driven by continued strong demand and the expanded capacity from our Grand Prairie distribution center.

Gross profit increased $41,917, or 27.0%, in fiscal year 2021 compared to fiscal year 2020. Gross margin decreased 110 basis points to 33.9% in fiscal year 2021 compared to 35.0% in fiscal year 2020. The decrease in gross margin was primarily driven by unfavorable inbound and outbound freight costs in 2021 as well as a lack of certain favorable one-time items in the prior year.

Operating Expense

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	$ Change	% Change

	(in thousands)
Operating expense	$206,394	$155,071	$51,323	33.1%
Percent of net sales	35.4%	34.9%		0.5%

Operating expense increased $51,323, or 33.1%, for fiscal year 2021 compared to fiscal year 2020 primarily due to an increase in fulfillment expense as well as an increase in payroll related expenses. The increase in fulfillment expense was primarily due to a higher number of inventory receipts and fulfilled orders processed as well as additional expenses incurred from our Grand Prairie distribution center that opened in the fourth quarter of 2020. The increase in payroll related expenses was primarily due to an increase in foundational investments in our business to support our current and future growth.

Total Other Expense, Net

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	$ Change	% Change

	(in thousands)
Other expense, net	$(877)	$(1,501)	$624	(41.6)%
Percent of net sales	(0.2)%	(0.3)%		0.1%

Total other expense, net decreased $624, or 41.6%, for fiscal year 2021 compared to fiscal year 2020. Total other expense decreased during fiscal year 2021 compared to fiscal year 2020 primarily due to a decrease in interest expense attributable to the lower utilization of our revolving loan and trade letters of credit.

Income Tax Provision

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	$ Change	% Change

	(in thousands)
Income tax provision	$351	$307	$44	14.3%
Percent of net sales	0.1%	0.1%		—%

The Company accounts for income taxes in accordance with ASC 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversal of existing taxable temporary differences. ASC 740 provides that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years or losses expected in early future years. As of January 1, 2022, due to cumulative losses in recent years, the Company maintained a valuation allowance in the amount of $37,637 against deferred tax assets that were not more likely than not to be realized.

As of January 1, 2022, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. As of January 1, 2022, the Company’s federal and state NOL carryforwards were $116,705 and $85,964, respectively. Federal NOL carryforwards of $1,295 were acquired in the acquisition of WAG which are subject to Section 382 of the Code and limited to an annual usage limitation of $135. The Company’s federal NOL carryforwards begin to expire in 2029, while state NOL carryforwards began to expire in 2022.

Liquidity and Capital Resources

Sources of Liquidity

During the fifty-two weeks ended January 1, 2022, we primarily funded our operations with cash and cash equivalents generated from operations and borrowings under our credit facility. We had cash and cash equivalents of $18,144 as of January 1, 2022, representing a $17,658 decrease from $35,802 of cash and cash equivalents as of January 2, 2021. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our credit facility will be sufficient to finance our operations through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).

As of January 1, 2022, our Credit Facility provided for a revolving commitment of up to $30,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment (see “Debt and Available Borrowing Resources” below).

As of January 1, 2022 and January 2, 2021, our working capital was $71,808 and $67,396, respectively.

Cash Flows

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Net cash (used in) provided by operating activities	$(6,988)	$(19,068)	$6,877
Net cash used in investing activities	(11,551)	(9,758)	(6,160)
Net cash provided by (used in) financing activities	902	62,361	(465)
Effect of exchange rate changes on cash	(21)	(6)	(10)
Net change in cash and cash equivalents	$(17,658)	$33,529	$242

Operating Activities

Net cash used in operating activities for the fiscal year ended January 1, 2022 and January 2, 2021 was ($6,988) and ($19,068), respectively. The decrease in net cash used in operating activities was primarily due to lower working capital usage in 2021

Investing Activities

For the fiscal years ended January 1, 2022 and January 2, 2021, net cash used in investing activities was primarily the result of additions to property and equipment ($11,551 and $9,758, respectively), which are mainly related to capitalized website and software development costs.

Financing Activities

Net cash provided by financing activities was $902 and $62,361 for the fiscal years ended January 1, 2022 and January 2, 2021, respectively. The main reason attributable for the decrease was primarily due to the common stock issuances from the August 2020 public equity offering and the absence of an equity offering during the fiscal year ended January 1, 2022.

Debt and Available Borrowing Resources

Total debt was $15,821 as of January 1, 2022 compared to $13,011 as of January 2, 2021 and primarily consists of right-of-use obligations-finance.

The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. Our Credit Facility also provides for an option to increase the aggregate principal amount from $30,000 to $40,000 subject to lender approval. As of January 1, 2022, our outstanding revolving loan balance was $0. The outstanding standby letters of credit balance as of January 1, 2022 was $1,435, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet. We used the trade letters of credit in the ordinary course of business to satisfy certain vendor obligations.

On December 18, 2019, the Company and JPMorgan entered into the Eleventh Amendment (the “Amendment”) which amended the Credit Agreement previously entered into by the Company, certain of its domestic subsidiaries and JPMorgan on April 26, 2012 and the Pledge and Security Agreement previously entered into by the Company, certain of its domestic subsidiaries and JPMorgan on April 26, 2012. Pursuant to the Amendment, among other changes, the maturity date of the Credit Agreement was extended from April 26, 2020 to December 16, 2022, the net orderly liquidation value inventory advance rate was increased from 90% to 95% for a six-month period following the effective date of the Amendment, and the Company’s $5,000 basket for sales and dispositions of property in connection with Permitted Acquisitions (as defined in the Credit Agreement) was made available in full following the effective date of the Amendment.

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

Loans drawn under the credit facility bear interest at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.25% to 1.75% per annum based on the Company’s fixed charge coverage ratio, or (b) a “alternate base rate” subject to a reduction by 0.25% to 0.75% per annum based on the Company’s fixed charge coverage ratio. As of January 1, 2022, the Company’s LIBOR based interest rate was 1.88% (on $0 principal) and the Company’s prime based rate was 3.50% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly.  Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three consecutive business days, and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). The Company’s required excess availability related to the “Covenant Testing Trigger Period” (as defined under the Credit Agreement) under the revolving commitment under the Credit Agreement is less than $3,000 for the period commencing on any day that excess availability is less than $3,000 for three consecutive business days, and continuing until excess availability has been greater than or equal to $3,000 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment). The credit facility matures on December 16, 2022.

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

Events of default under the Credit Agreement include: failure to timely make payments due under the Credit Agreement; material misrepresentations or misstatements under the Credit Agreement and other related agreements; failure to comply with covenants under the Credit Agreement and other related agreements; certain defaults in respect of other material indebtedness; insolvency or other related events; certain defaulted judgments; certain ERISA-related events; certain security interests or liens under the loan documents cease to be, or are challenged by the Company or any of its subsidiaries as not being, in full force and effect; any loan document or any material provision of the same ceases to be in full force and effect; and certain criminal indictments or convictions of any Loan Party. As of January 1, 2022, the Company was in compliance with all covenants under the Credit Agreement.

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

Income Taxes – Realization of Deferred Tax Assets. The Company accounts for income taxes in accordance with ASC 740. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When appropriate, a valuation allowance is established to reduce deferred tax assets, which include tax credits and loss carryforwards, to the amount that is more likely than not to be realized. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each applicable tax jurisdiction. We primarily consider the following possible sources of taxable income when assessing the realization of our deferred tax assets:

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

Interest Rate Risk

We are subject to interest rate risk in connection with our revolving loan under our Credit Facility, which bears an interest rate based on a LIBOR, plus an applicable margin, and a prime based rate. As of January 1, 2022, we had a balance of $0 outstanding under our revolving loan. A hypothetical 100 basis point change in interest rates would not materially affect our interest expense and cash flows.

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

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed with the SEC under the Exchange Act, is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 1, 2022 pursuant to Rule 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objectives for which they were designed and operated at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We assessed the effectiveness of our internal control over financial reporting as of January 1, 2022, based on the “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment was conducted utilizing our documentation of policies and procedures, risk control matrices, gap analysis, key process walk-throughs and management’s knowledge of and interaction with its controls and testing of our key controls.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on such assessment and criteria, management has concluded that the internal controls over financial reporting were effective as of January 1, 2022. The effectiveness of our internal control over financial reporting as of January 1, 2022 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in its report which is included immediately following Item 15. Exhibit and Financial Statement Schedules, in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter ended January 1, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

ITEM 9B.                OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Identification of Directors. The information under the caption “Election of Directors,” appearing in the Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders (“Proxy Statement”), is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2021.
(b)	Identification of Executive Officers and Certain Significant Employees. The information under the caption “Delinquent Section 16(a) Reports,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2021.
(c)	Compliance with Section 16(a) of the Exchange Act. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2021.
(d)	We have adopted a Code of Ethics and Business Conduct which applies to all directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees. The full text of our Code of Ethics and Business Conduct is available on the Investor Relations section of our website at www.carparts.com/investor which can be directly accessed at www.carparts.com/investor/corporate-governance. We intend to disclose future amendments to certain provisions of the Code of Ethics and Business Conduct, and any waivers of provisions of the Code of Ethics and Business Conduct required to be disclosed under the rules of the SEC, at the same location on our website.
(e)	Board Committees. The information under the caption “Corporate Governance — Board Committees and Meetings,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2021.

ITEM 11.                EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation and Other Information”, appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2021.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Securities Authorized for Issuance Under Equity Compensation Plans” and “Ownership of Securities by Certain Beneficial Owners and Management,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2021.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Corporate Governance — Director Independence” and “Certain Relationships and Related Transactions,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2021.

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Fees Paid to Independent Registered Public Accounting Firm,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2021.

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

4.1*	Specimen common stock certificate.

4.2	Description of Common Stock of the Company.

10.1+*	CarParts.com, Inc. 2006 Equity Incentive Plan.

10.2+*	Form of Stock Option Agreement under the CarParts.com, Inc. 2006 Equity Incentive Plan.

10.3+*	Form of Notice of Grant of Stock Option under the CarParts.com, Inc. 2006 Equity Incentive Plan.

10.4+*	Form of Acceleration Addendum to Stock Option Agreement under the CarParts.com, Inc. 2006 Equity Incentive Plan.

10.5+*	CarParts.com, Inc. 2007 Omnibus Plan and Form of Award Agreements.

10.6+	2021 Independent Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed with the Securities and Exchange Commission on August 3, 2021).

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

10.14+	CarParts.com, Inc. Director Payment Election Plan (incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10 Q filed with the Securities and Exchange Commission on

Exhibit No.	Description
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

10.30	Form of Director and Section 16 Officer Restricted Stock Unit Agreement under the CarParts.com, Inc.

Exhibit No.	Description
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

10.36+

CarParts.com, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2021).

10.37

Fourteenth Amendment to Credit Agreement, dated October 15, 2021 by and among CarParts.com, Inc., certain of its domestic subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with Securities and Exchange Commission on November 3, 2021).

10.38

CarParts.com, Inc. Officer and Director Share Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2021).

10.39

Equity Offering Sales Agreement, dated December 20, 2021, by and among CarParts.com, Inc. and D.A. Davidson & Co. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2021).

21.1	Subsidiaries of CarParts.com, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included as part of signature page).

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit No.	Description
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CarParts.com, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CarParts.com, Inc. and its subsidiaries (the Company) as of January 1, 2022 and January 2, 2021, the related consolidated statements of operations and comprehensive operations, stockholders' equity and cash flows for each of the three years in the period ended January 1, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 1, 2022 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Reserves

As disclosed in Note 1 to the financial statements, inventory is reported net of a reserve for obsolete and slow-moving products. The process of determining the inventory reserve requires management to evaluate and make judgments about expected disposition of inventory, generally, through sales, or liquidations of obsolete products, and expected recoverable values based on currently available or historical information.

We identified the inventory reserve as a critical audit matter as there was a high degree of auditor judgment, subjectivity and increased audit effort when performing audit procedures to evaluate management’s significant assumptions, including the assumption that the historical inventory movements are indicative of future sales.

Our audit procedures related to the Company’s estimation of inventory reserves included the following, among others:

●	We obtained an understanding of the relevant controls over the Company’s inventory reserve process, including those over the validity and reasonableness of the data and assumptions used in estimating the inventory reserve and tested such controls for design and operating effectiveness.
●	Tested management’s process for determining the inventory reserve.
●	Developed an independent expectation of slow moving and obsolete inventory at year-end based on historical trends and other sources of independently obtained industry data and compared it to management's estimate.
●	Evaluated subsequent events or transactions occurring prior to the date of the auditor's report.

/s/ RSM US LLP

We have served as the Company's auditor since 2015.

Irvine, California

March 1, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CarParts.com, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited CarParts.com Inc.'s (the Company) internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 1, 2022, and January 2, 2021, the related consolidated statements of operations and comprehensive operations, stockholders’ equity and cash flows for each of the three years in the period ended January 1, 2022, and our report dated March 1, 2022, expressed an unqualified opinion.

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

/s/ RSM US LLP

Irvine, California

March 1, 2022

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	January 1,	January 2,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$18,144	$35,802
Accounts receivable, net	5,015	6,318
Inventory, net	138,851	89,316
Other current assets	6,592	7,939
Total current assets	168,602	139,375
Property and equipment, net	20,736	14,742
Right-of-use - assets - operating leases, net	28,680	17,507
Right-of-use - assets - finance leases, net	15,130	12,457
Other non-current assets	2,188	2,892
Total assets	$235,336	$186,973
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$67,372	$45,302
Accrued expenses	17,517	18,190
Customer deposits	826	630
Right-of-use - obligation - operating, current	4,201	2,527
Right-of-use - obligation - finance, current	2,953	1,583
Other current liabilities	3,925	3,747
Total current liabilities	96,794	71,979
Right-of-use - obligation - operating, non-current	26,367	16,046
Right-of-use - obligation - finance, non-current	12,868	11,428
Other non-current liabilities	3,739	4,031
Total liabilities	139,768	103,484
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 52,960 and 48,091 shares issued and outstanding as of January 1, 2022 and January 2, 2021 (of which 2,565 and 2,525 are treasury stock, respectively)	56	51
Treasury stock	(7,625)	(7,146)
Additional paid-in capital	282,663	260,260
Accumulated other comprehensive gain (loss)	274	(215)
Accumulated deficit	(179,800)	(169,461)
Total stockholders’ equity	95,568	83,489
Total liabilities and stockholders' equity	$235,336	$186,973

See accompanying notes to consolidated financial statements.

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(In Thousands, Except Per Share Data)

	Fiscal Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Net sales	$582,440	$443,884	$280,657
Cost of sales (1)	385,157	288,518	196,434
Gross profit	197,283	155,366	84,223
Operating expense	206,394	155,071	92,473
(Loss) income from operations	(9,111)	295	(8,250)
Other income (expense):
Other, net	238	213	36
Interest expense	(1,115)	(1,714)	(1,897)
Total other expense, net	(877)	(1,501)	(1,861)
Loss before income taxes	(9,988)	(1,206)	(10,111)
Income tax provision	351	307	21,437
Net loss	(10,339)	(1,513)	(31,548)
Other comprehensive gain (loss):
Foreign currency translation adjustments	93	(86)	(52)
Actuarial gain (loss) on defined benefit plan	307	(400)	(313)
Unrealized gain on deferred compensation trust assets	89	57	—
Total other comprehensive gain (loss)	489	(429)	(365)
Comprehensive loss	$(9,850)	$(1,942)	$(31,913)
Net loss per share:
Basic and diluted net loss per share	$(0.20)	$(0.04)	$(0.89)
Weighted-average common shares outstanding:
Shares used in computation of basic and diluted net loss per share	51,381	42,333	35,720
(1)	Excludes depreciation and amortization expense which is included in operating expense as described in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations”.

See accompanying notes to consolidated financial statements.

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balance as originally reported at December 29, 2018	2,771	$3	34,992	$38	$183,139	$(7,146)	$579	$(137,791)	$38,822
Effect of new accounting adoption	—	—	—	—	—	—	—	1,623	1,623
Balance as currently reported at December 29, 2018	2,771	3	34,992	38	183,139	(7,146)	579	(136,168)	40,445
Net loss	—	—	—	—	—	—	—	(31,548)	(31,548)
Redemption of minority interest	—	—	—	—	—	—	—	—	—
Issuance of shares in connection with stock option exercises	—	—	305	—	460	—	—	—	460
Issuance of shares in connection with restricted stock units vesting	—	—	795	—	(302)	—	—	—	(302)
Minimum tax withholding on RSU’s	—	—	—	—	—	—	—	—	—
Issuance of shares in connection with BOD fees	—	—	16	—	19	—	—	—	19
Share-based compensation	—	—	—	—	3,710	—	—	—	3,710
Dividends on preferred stock	—	—	59	—	121	—	(313)	(160)	(352)
Effect of changes in foreign currencies	—	—	—	—	—	—	(52)	—	(52)
Balance, December 28, 2019	2,771	$3	36,167	$38	$187,147	$(7,146)	$214	$(167,876)	$12,380
Net loss	—	—	—	—	—	—	—	(1,513)	(1,513)
Issuance of common stock, net of underwriters' offering expenses and commissions	—	—	4,900	5	60,456	—	—	—	60,461
Issuance of shares in connection with stock option exercise	—	—	2,200	3	3,703	—	—	—	3,706
Issuance of shares in connection with restricted stock units vesting	—	—	2,000	2	457	—	—	—	459
Issuance of shares in connection with BOD fees	—	—	8	—	22	—	—	—	22
Share-based compensation	—	—	—	—	8,437	—	—	—	8,437
Dividends on preferred stock	—	—	45	—	38	—	—	(72)	(34)
Conversion of preferred stock	(2,771)	(3)	2,771	3	—	—	—	—	—
Actuarial loss on defined benefit plan	—	—	—	—	—	—	(400)	—	(400)
Unrealized gain on investments	—	—	—	—	—	—	57	—	57
Effect of changes in foreign currencies	—	—	—	—	—	—	(86)	—	(86)
Balance, January 2, 2021	—	$—	48,091	$51	$260,260	$(7,146)	$(215)	$(169,461)	$83,489
Net loss	—	—	—	—	—	—	—	(10,339)	(10,339)
Issuance of shares in connection with stock option exercise	—	—	2,060	2	3,659	—	—	—	3,661
Issuance of shares in connection with restricted stock units vesting	—	—	2,665	3	986	—	—	—	989
Issuance of stock awards	—	—	143	—	778	—	—	—	778
Issuance of shares in connection with BOD fees	—	—	1	—	23	—	—	—	23
Registration costs - common stock	—	—	—	—	(68)	—	—	—	(68)
Director and officer stock purchasing plan	—	—	—	—	4	—	—	—	4
Share-based compensation	—	—	—	—	17,066	—	—	—	17,066
Stock repurchase	—	—	—	—	(45)	(479)	—	—	(524)
Actuarial gain on defined benefit plan	—	—	—	—	—	—	307	—	307
Unrealized gain on investments	—	—	—	—	—	—	89	—	89
Effect of changes in foreign currencies	—	—	—	—	—	—	93	—	93
Balance, January 1, 2022	—	$—	52,960	$56	$282,663	$(7,625)	$274	$(179,800)	$95,568

See accompanying notes to consolidated financial statements.

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fiscal Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Operating activities
Net loss	$(10,339)	$(1,513)	$(31,548)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	9,895	7,657	6,252
Amortization of intangible assets	110	102	100
Deferred income taxes	—	—	21,287
Share-based compensation expense	15,685	7,778	3,656
Stock awards issued for non-employee director service	23	24	19
Loss from disposition of assets	52	—	—
Amortization of deferred financing costs	18	18	1
Changes in operating assets and liabilities:
Accounts receivable	1,303	(3,650)	1,058
Inventory	(49,535)	(36,815)	(2,874)
Other current assets	1,340	(2,983)	(1,527)
Other non-current assets	551	(1,056)	166
Accounts payable and accrued expenses	22,436	8,398	9,953
Other current liabilities	374	1,120	(99)
Right-of-use obligation - operating leases - current	1,696	1,143	1,364
Right-of-use obligation - operating leases - long-term	(836)	(321)	(1,121)
Other non-current liabilities	239	1,030	190
Net cash (used in) provided by operating activities	(6,988)	(19,068)	6,877
Investing activities
Additions to property and equipment	(11,578)	(9,657)	(6,160)
Payment for intangible assets	—	(101)	—
Proceeds from sale of property and equipment	27	—	—
Net cash used in investing activities	(11,551)	(9,758)	(6,160)
Financing activities
Borrowings from revolving loan payable	131	1,415	14,626
Payments made on revolving loan payable	(131)	(1,415)	(14,626)
Proceeds from notes payable	—	4,107	257
Payments of notes payable	—	(5,333)	(130)
Repurchase of treasury stock	(524)	—	—
Payments on finance leases	(2,164)	(1,005)	(670)
Net proceeds from issuance of common stock	—	60,461	—
Statutory tax withholding payment for share-based compensation	(3)	(93)	(302)
Proceeds from exercise of stock options	3,661	4,257	460
Payment of registration costs of common stock	(68)	—	—
Preferred stock dividends paid	—	(33)	(80)
Net cash provided by (used in) financing activities	902	62,361	(465)
Effect of exchange rate changes on cash	(21)	(6)	(10)
Net change in cash and cash equivalents	(17,658)	33,529	242
Cash and cash equivalents, beginning of period	35,802	2,273	2,031
Cash and cash equivalents, end of period	$18,144	$35,802	$2,273
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use operating asset acquired	$15,000	$15,508	$1,098
Right-of-use finance asset acquired	$4,975	$4,766	$947
Accrued asset purchases	$1,764	$1,822	$720
Share-based compensation expense capitalized in property and equipment	$2,159	$659	$55
Stock issued for services	$778	$—	$—
Fixed asset purchased through note payable	$—	$—	$1,919
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$88	$135	$95
Cash paid during the period for interest	$1,102	$1,834	$1,896

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

The Company’s products consist of replacement parts serving the wear and tear and body repair market, hard parts to serve the maintenance and repair market, and performance parts and accessories. The replacement parts category is primarily comprised of body parts for the exterior of an automobile as well as certain other mechanical or electrical parts that are not related to the functioning of the engine or drivetrain. Our parts in this category typically replace original body parts that have been damaged as a result of general wear and tear or a collision. In addition, we sell an extensive line of mirror products, including one of our own house brands called Kool-Vue®, which are marketed and sold as aftermarket replacement parts and as upgrades to existing parts. The hard parts category is primarily comprised of engine components and other mechanical and electrical parts including one of our house brands of catalytic converters called Evan Fischer®. These hard parts serve as replacement parts that are generally used by professionals and do-it-yourselfers for engine and mechanical maintenance and repair. We also offer performance versions of many parts sold in each of the above categories. Performance parts and accessories generally consist of parts that enhance the performance of the automobile, upgrade existing functionality of a specific part or improve the physical appearance or comfort of the automobile.

The Company is a Delaware C corporation and is headquartered in Torrance, California. The Company has employees located in both the United States and the Philippines.

Fiscal Year

The Company’s fiscal year is based on a 52/53 week fiscal year ending on the Saturday closest to December 31. The fiscal year ended January 1, 2022 (fiscal year 2021) is a 52 week period and January 2, 2021 (fiscal year 2020) is a 53 week period.

Basis of Presentation

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

Prior period operating expense amounts have been classified to conform to the current period presentation of operating expense in the consolidated statements of operations and comprehensive operations.

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

Concentrations of credit risk are primarily limited to the offline sales customer base to which the Company’s products are sold, which is related to trade receivables that are approximately 18% and 28% of total accounts receivable, net, balance as of the year ended January 1, 2022 and January 2, 2021, respectively. The Company does not believe significant concentrations of credit risk exist as a significant portion of the outstanding trade receivables balance is insured by a third-party credit insurance company.

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

Inventory as of January 1, 2022 and January 2, 2021 included items in-transit to our distribution centers, in the amounts of $3,011 and $26,542, respectively.

Website and Software Development Costs

The Company capitalizes certain costs associated with website and software developed for internal use according to ASC 350-50 - Intangibles – Goodwill and Other – Website Development Costs and ASC 350-40 Intangibles – Goodwill and Other – Internal-Use Software, when both the preliminary project design and testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website and software development such as payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use software project and website. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. These amounts are amortized on a straight-line basis over two to three years once the software and/or website enhancement is placed into service. The Company capitalized website and software development costs of $6,334, $4,769 and $4,907 during fiscal years 2021, 2020 and 2019, respectively. As of January 1, 2022 and January 2, 2021, our internally developed website and software costs amounted to $14,153 and $22,099, respectively, and the related accumulated amortization amounted to $8,929 and $18,779, respectively.

Long-Lived Assets and Intangibles Subject to Amortization

The Company accounts for the impairment and disposition of long-lived assets, including intangibles subject to amortization, in accordance with ASC - 360 Property, Plant and Equipment (“ASC 360”). Management assesses potential impairments whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. An impairment loss will result when the carrying value exceeds the undiscounted cash flows estimated to result from the use and eventual disposition of the asset or asset group. Impairment losses will be recognized in operating results to the extent that the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset or asset group. As of January 1, 2022 the Company’s long-lived assets did not indicate a potential impairment under the provisions of ASC 360, therefore no impairment charges were recorded for fiscal year 2021 and 2020.

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

No customer accounted for more than 10% of the Company’s net sales.

The following table provides an analysis of the allowance for sales returns and the allowance for doubtful accounts (in thousands):

		Charged to
	Balance at	Revenue,		Balance at
	Beginning	Cost or		End of
	of Period	Expenses	Deductions	Period
Fifty-Two Weeks Ended January 1, 2022
Allowance for sales returns	$2,613	$37,628	$(37,305)	$2,936
Allowance for doubtful accounts	1	123	(115)	9
Fifty-Three Weeks Ended January 2, 2021
Allowance for sales returns	$1,194	$24,396	$(22,977)	$2,613
Allowance for doubtful accounts	6	—	(5)	1

Cost of Sales

Cost of sales consists of the direct costs associated with procuring parts from suppliers and delivering products to customers. These costs include direct product costs, outbound freight and shipping costs, warehouse supplies and warranty costs, partially offset by purchase discounts. Total freight and shipping expense included in cost of sales for fiscal years 2021, 2020 and 2019 was $89,785, $69,925 and $47,140, respectively. Depreciation and amortization expenses are excluded from cost of sales and included in operating expense.

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

Operating Expense

Operating expense consists of marketing, general and administrative, fulfillment, and technology expense. The Company also includes share-based compensation expense in the applicable operating expense category based on the respective equity award recipient’s function. Marketing costs, including advertising, are expensed as incurred. The majority of advertising expense is paid to internet search engine service providers, television advertising, and internet commerce facilitators. For fiscal years 2021, 2020 and 2019, the Company recognized advertising costs of $69,102, $54,588 and $25,691, respectively. Marketing expense also includes payroll and related expenses associated with our customer service and marketing personnel. General and administrative expense consists primarily of administrative payroll and related expenses, merchant processing fees, legal and professional fees and other administrative costs. Fulfillment expense consists primarily of payroll and related costs associated with warehouse employees and the Company’s purchasing group, facilities rent, building maintenance, depreciation and other costs associated with inventory management and wholesale operations. Technology expense consists primarily of payroll and related expenses of the Company’s information technology personnel, the cost of hosting the Company’s servers, communications expenses and internet connectivity costs, computer support and software development amortization expense. Marketing expense, general and administrative expense, and fulfillment expense also includes depreciation and amortization expense.

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

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely to be realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of January 1, 2022, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.

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

Foreign Currency Translation

For the Company’s foreign subsidiary, the functional currency is its local currency. Assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates. The effects of the foreign currency translation adjustments are included as a component of accumulated other comprehensive gain (loss) in the Company’s consolidated balance sheets.

Comprehensive Loss

The Company reports comprehensive loss in accordance with ASC 220 - Comprehensive Income (“ASC 220”). Accumulated other comprehensive gain (loss), included in the Company’s consolidated balance sheets, includes foreign currency translation adjustments related to the Company’s foreign operations, unrealized gain on deferred compensation trust assets, and actuarial loss on the Company’s defined benefit plan in the Philippines. The Company presents the components of net loss and other comprehensive loss in its consolidated statements of comprehensive operations.

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

Financial Assets Valued on a Recurring Basis

As of January 1, 2022 and January 2, 2021, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s cash and cash equivalents which consist primarily of money market funds and short-term investments with original maturity dates of three months or less at the date of purchase. The Company determines fair value of these assets through quoted market prices and as such they are considered Level 1 assets. Level 1 cash and cash equivalents were valued at $18,144 and $35,802 as of January 1, 2022 and January 2, 2021, respectively. During fiscal years 2021 and 2020 there were no transfers into or out of Level 1 and Level 2 assets.

Non-Financial Assets Valued on a Non-Recurring Basis

The Company’s long-lived assets, including intangible assets subject to amortization, are measured at fair value on a non-recurring basis. These assets are measured at cost but are written-down to fair value, if necessary, as a result of impairment. As of January 1, 2022 and January 2, 2021, the Company determined long-lived assets, including intangible assets, were not impaired, as such, they were not measured at fair value.

Note 3 – Property and Equipment, Net

The Company’s property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense for fiscal years 2021, 2020 and 2019 was $9,895, $7,657 and $6,252, respectively. The cost and related accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings. Repairs and maintenance are expensed as incurred.

Property and equipment consisted of the following as of January 1, 2022 and January 2, 2021:

	January 1, 2022	January 2, 2021
Machinery and equipment	10,525	11,547
Computer software (purchased and developed) and equipment	14,785	23,225
Vehicles	251	190
Leasehold improvements	1,772	1,515
Furniture and fixtures	395	297
Construction in process	11,170	5,780
	38,898	42,554
Less accumulated depreciation and amortization	(18,162)	(27,812)
Property and equipment, net	$20,736	$14,742

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

Note 4 – Borrowings

The Company maintains an asset-based revolving credit facility that provides for, among other things a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. Our Credit Facility also provides for an option to increase the aggregate principal amount from $30,000 to $40,000 subject to lender approval. As of January 1, 2022, the Company’s outstanding revolving loan balance was $0.

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

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.25% to 1.75% per annum based on the Company’s fixed charge coverage ratio, or (b) a “an alternate prime base rate” subject to a reduction by 0.25% to 0.75% per annum based on the Company’s fixed charge coverage ratio. As of January 1, 2022, the Company’s LIBOR based interest rate was 1.88% (on $0 principal) and the Company’s prime based rate was 3.50% (on $0 principal). A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the terms of the agreement with JPMorgan, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three consecutive business days, and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). The Company’s required excess availability related to the “Covenant Testing Trigger Period” (as defined under the Credit Agreement) under the revolving commitment under the Credit Agreement is less than $3,000 for the period commencing on any day that excess availability is less than $3,000 for three consecutive business days, and continuing until excess availability has been greater than or equal to $3,000 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment). As of January 1, 2022, our outstanding standby letters of credit balance was $1,435, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet.

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

Dividends on the Series A Preferred are payable quarterly at a rate of $0.058 per share per annum in cash, in shares of common stock or in any combination of cash and common stock as determined by the Company’s Board of Directors. The Series A Preferred shall each be entitled to one vote per share for each share of common stock issuable upon conversion thereof (excluding from any such calculation any dividends accrued on such shares) and shall vote together with the holders of common stock as a single class on any matter on which the holders of common stock are entitled to vote. Concurrent with the Company’s issuance of Series A Preferred, the Company, certain of its domestic subsidiaries and JPMorgan entered into a Second Amended Credit Agreement to allow the Company to pay cash dividends on the Series A Preferred in an aggregate amount of up to $400 per year and pay cash in lieu of issuing fractional shares upon conversion of or in payment of dividends on the Series A Preferred. For the fiscal year ended January 1, 2022, the Company recorded dividends of $0. The Company issued 0 shares of common stock in payment of the fiscal year 2021 dividends. There were $0 dividends accrued as of January 1, 2022. For the fiscal year ended January 2, 2021, the

Company recorded dividends of $71. The Company issued 45 shares of common stock in payment of the fiscal year 2020 dividends. There were $0 dividends accrued as of January 2, 2021.

Each share of Series A Preferred is convertible into shares of our common stock at the initial conversion rate of one share of common stock for each share of Series A Preferred. On June 19, 2020, each outstanding share of Series A Preferred automatically converted to one share of the Company’s common stock. This automatic conversion was required pursuant to Section 4 of the Series A Preferred Stock purchase agreement (dated March 25, 2013) because the volume weighted average price for the common stock price was equal to, or exceeded, $4.35 for 30 consecutive trading days. The Company issued an aggregate of 2,620,687 shares of common stock in connection with the automatic conversion. Because of this automatic conversion, 0 shares of Series A Preferred shares were outstanding as of January 1, 2022 and January 2, 2021.

Stock Repurchase Program

On July 27, 2021, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $30 million of the Company’s common stock from time to time. The repurchases of common stock may be executed through open market purchases, block trades, the implementation of a 10b5-1 plan, and/or any other available methods. During the fiscal year ended January 1, 2022, the Company repurchased $479 of its common stock through the stock repurchase program at an average price of $11.99 per share. During the fiscal year ended January 2, 2021, the Company did not repurchase any shares of common stock.

Employee Stock Purchase Plan

In May 2021, the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (“2021 ESPP”). Under the 2021 ESPP, eligible employees who participate in an offering period may have a certain percentage of their eligible earnings withheld, up to certain limitations, to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last business day of the six-month offering period. The first offering period commenced on July 1, 2021. During the fiscal year ended January 1, 2022, no shares were issued yet under the ESPP. A total of 250,000 shares of common stock were reserved for issuance under the 2021 ESPP.

The estimated fair value of employee stock purchase rights under the ESPP was determined using the Black-Scholes option pricing model with the following assumptions:

Fiscal Year Ended
January 1, 2022
Expected life	0.5 years
Risk-free interest rate	0.05%
Expected volatility	86.3%
Expected dividend yield	—%

Share-Based Compensation Plan Information

The Company adopted the 2016 Equity Incentive Plan ("2016 Equity Plan") on March 9, 2016, which became effective on May 31, 2016, following stockholder approval. Subject to adjustment for certain changes in the Company’s capitalization, the aggregate number of shares of the Company’s common stock that may be issued under the 2016 Equity Plan will not exceed the sum of (i) two million five hundred thousand (2,500) new shares, (ii) the number of unallocated shares remaining available for the grant of new awards under the Company’s prior equity plans described below (the “Prior Equity Plans”) as of the effective date of the 2016 Plan (which was equal to 3,894 shares as of May 31, 2016) and (iii) any shares subject to a stock award under the Prior Equity Plans that are not issued because such stock award expires or otherwise terminates without all of the shares covered by such stock award having been issued, that are not issued because such stock award is settled in cash, that are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares, or that are reacquired, withheld

(or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award. In addition, the share reserve will automatically increase on January 1st of each year, for a period of nine years, commencing on January 1, 2017 and ending on (and including) January 1, 2026, in an amount equal to one million five hundred thousand (1,500) shares per year; however the Board of Directors of the Company may act prior to January 1st of a given year to provide that there will be no January 1st increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant the automatic increase. Options granted under the 2016 Equity Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must be equal to 100% of the fair market value on the date of grant. As of January 1, 2022, approximately 347 shares were available for future grants under the 2016 Equity Plan.

The following tables summarizes the Company’s stock option activity for the fiscal years ended, and details regarding the options outstanding and exercisable as of January 1, 2022 and January 2, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value(1)
Options outstanding, January 2, 2021	6,932	$2.09
Granted	—	$—
Exercised	(2,060)	$1.78
Cancelled:
Forfeited	(98)	$4.69
Expired	(9)	$2.91
Options outstanding, January 1, 2022	4,765	$2.17	7.00	$43,039
Vested and expected to vest at January 1, 2022	4,765	$2.17	7.00	$43,039
Options exercisable, January 1, 2022	2,662	$2.04	6.43	$24,389

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value(1)
Options outstanding, December 28, 2019	7,223	$2.76
Granted	2,558	$3.21
Exercised	(2,200)	$1.94
Cancelled:
Forfeited	(73)	$4.82
Expired	(576)	$3.69
Options outstanding, January 2, 2021	6,932	$2.09	8.10	$71,404
Vested and expected to vest at January 2, 2021	6,932	$2.09	8.10	$71,404
Options exercisable, January 2, 2021	2,591	$1.73	7.04	$27,630
(1)	These amounts represent the difference between the exercise price and the closing price of CarParts.com, Inc. common stock at the end of the respective fiscal year as reported on the NASDAQ Stock Market, for all options outstanding that have an exercise price currently below the closing price.

No stock options were granted during the fiscal year 2021. The fair value of each option grant during fiscal year 2020 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Fiscal Year Ended
January 2, 2021
Expected life	5.37 - 5.69 years
Risk-free interest rate	0.3% - 1.7%
Expected volatility	55.1% - 63.5%
Expected dividend yield	—%

The intrinsic value of stock options at the date of the exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During fiscal years 2021 and 2020, the total intrinsic value of the exercised options was $28,699 and $12,563, respectively. The Company had $2,422 of unrecognized share-based compensation expense related to stock options outstanding as of January 1, 2022, which expense is expected to be recognized over a weighted-average period of 2.08 years.

Restricted Stock Units

During the fiscal years 2021 and 2020 the Company granted an aggregate of 2,710 and 3,566 RSUs, respectively, to certain employees of the Company. The restricted stock units ("RSUs") were granted under the 2016 Equity Incentive Plan and reduced the pool of equity instruments available under that plan.

The vesting of each RSU is subject to the employee’s continued employment through applicable vesting dates. Some RSUs granted to certain executives may vest on an accelerated basis in part or in full upon the occurrence of certain events. The RSUs are accounted for as equity awards and are measured at fair value based upon the grant date price of the Company’s common stock. The closing price of the Company’s common stock on each grant date during 2021 ranged from $9.60 to $19.92.  The closing price of the Company’s common stock on each grant during 2020 ranged from $0.91 to $16.45. Compensation expense is recognized on a straight-line basis over the requisite service period of one-to-three years. Compensation expense for performance-based RSUs (“PSUs”) is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria.

During 2021 there were 1,070 RSUs granted that were time-based and 1,640 granted that were performance-based. As of January 1, 2022, the performance criteria established to trigger vesting of PSUs granted in 2021 was met, but still subject to certification by the Compensation Committee.

During 2020 there were 155 RSUs granted that were time-based and 3,411 granted that were performance-based. As of January 2, 2021, the performance criteria established to trigger vesting of the PSUs granted in 2020 was met, but still subject to certification by the Compensation Committee.

For the fiscal year ended January 1, 2022, we recorded compensation expense of $15,779 related to RSU’s. As of January 1, 2022, there was unrecognized compensation expense of $19,848 related to unvested RSUs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.06 years.

Share-Based Compensation Expense

For the fiscal years 2021, 2020 and 2019, the Company recorded share-based compensation expense related to stock options and RSUs of $15,685, $7,778 and $3,656, respectively.

The share-based compensation expense is net of amounts capitalized to internally-developed software of $2,159, $659 and $55 during the fiscal years 2021, 2020 and 2019, respectively.

Under ASC 718, the Company recognizes forfeitures as they occur.

Note 6 – Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Net loss per share:
Numerator:
Net loss	$(10,339)	$(1,513)	$(31,548)
Dividends on Series A Convertible Preferred Stock	—	(71)	(161)
Net loss allocable to common shares	$(10,339)	$(1,584)	$(31,709)
Denominator:
Weighted-average common shares outstanding (basic and diluted)	51,381	42,333	35,720
Basic and diluted net loss per share	$(0.20)	$(0.04)	$(0.89)

For the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share as the effect of including such securities would have been anti-dilutive.

Note 7 – Income Taxes

The components of loss before income taxes consist of the following:

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Domestic operations	$(10,460)	$(1,738)	$(10,618)
Foreign operations	472	532	507
Total loss before income taxes	$(9,988)	$(1,206)	$(10,111)

The income tax provision consists of the following:

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Current:
Federal tax	$—	$50	$—
State tax	68	80	6
Foreign tax	283	177	144
Total current taxes	351	307	150
Deferred:
Federal tax	(6,628)	(453)	(1,311)
State tax	(407)	(225)	(417)
Total deferred taxes	(7,035)	(678)	(1,728)
Valuation allowance	7,035	678	23,015
Income tax provision	$351	$307	$21,437

Income tax provision differs from the amount that would result from applying the federal statutory rate as follows:

	January 1, 2022	January 2, 2021	December 28, 2019
Income tax at U.S. federal statutory rate	$(2,098)	$(253)	$(2,123)
Tax attributes written off	—	50	—
Share-based compensation	(4,602)	(318)	729
State income tax, net of federal tax effect	(269)	(115)	(325)
Foreign tax	243	144	106
Other	42	121	35
Change in valuation allowance	7,035	678	23,015
Effective tax provision	$351	307	$21,437

For fiscal years 2021, 2020 and 2019, the effective tax rate for the Company was (3.5)%, (25.4)% and (212.0)%, respectively. The Company’s effective tax rate for fiscal years 2021, 2020 and 2019 differs from the U.S. federal rate primarily as a result of non-deductible share-based compensation, the write-off of expired state net operating loss carryforwards, and the change in the valuation allowance maintained against the Company’s deferred tax assets.

Deferred tax assets and deferred tax liabilities consisted of the following:

	January 1, 2022	January 2, 2021
Deferred tax assets:
Inventory and inventory related allowance	$1,373	$1,082
Lease liabilities	10,830	7,311
Share-based compensation	3,108	2,102
Book over tax depreciation	—	468
Intangibles	161	660
Sales and bad debt allowances	1,021	1,044
Accrued compensation	445	436
Net operating loss	32,102	24,131
Other	210	186
Total deferred tax assets	49,250	37,420
Valuation allowance	(37,637)	(30,516)
Net deferred tax assets	11,613	6,904
Deferred tax liabilities:
Right-of-use assets	10,203	6,879
Tax over book depreciation	1,410	—
Other	—	25
Total deferred tax liabilities	11,613	6,904
Net deferred tax assets	$—	$—

As of January 1, 2022, federal and state net operating loss (“NOL”) carryforwards were $116,705 and $85,964, respectively. Federal NOL carryforwards of $1,295 were acquired in the acquisition of WAG which are subject to Internal Revenue Code section 382 and limited to an annual usage limitation of $135. Federal NOL carryforwards begin to expire in 2029, while state NOL carryforwards begin to expire in 2022. The state NOL carryforwards expire in the respective tax years as follows:

2022	$975
2023	3,013
2024	2,368
2025	3,326
2026	2,982
Thereafter	73,300
$85,964

Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversal of existing taxable temporary differences. ASC 740 provides that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years or losses expected in early future years. As of January 1, 2022, mainly due to cumulative losses in recent years, the Company maintained a valuation allowance in the amount of $37,637 against deferred tax assets that were not more likely than not of being realized.

We are subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2016-2021 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2017-2021 remain open. The Company does not anticipate a significant change to the amount of unrecognized tax benefits within the next twelve months.

Included in accrued expenses are income taxes payable of $145 and $119 as of January 1, 2022 and January 2, 2021, respectively, consisting primarily of current foreign taxes. Included in other non-current liabilities are income taxes payable of $803 and $702 as of January 1, 2022 and January 2, 2021, respectively, relating to accrued future foreign withholding taxes.

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

The Company also leases warehouse space in LaSalle, Illinois, Chesapeake, Virginia, Las Vegas, Nevada, Grand Prairie, Texas, and Jacksonville, Florida, in addition to leasing office space for the Philippines subsidiary.

During the fourth quarter of 2021, the Company entered into a lease for its distribution center located in Jacksonville, Florida for approximately 180,000 square feet. The initial eighty-seven month lease term is set to expire in January of 2029. The Company is obligated to pay approximately $742 in annual base rent (rent abatement for the first three months of the lease term) the first year, which shall increase to 1,026 in annual base rent for the second year of the lease term and then shall increase by 3% each year beginning on the third anniversary year of the lease term. In accordance with ASC 842, the Company recorded $6,565 in Right-of-use assets – operating, non-current,and $5,898 in Right-of-use obligation – operating, non-current, with $667 recorded in Right-of-use obligation – operating, current, on the consolidated balance sheet.

During the fourth quarter of 2021, the Company extended its lease for an additional eighty-four months, commencing as of July 1, 2022 to end in June 2029. In accordance with ASU 842, the Company recorded a net effect of $4,350 Right-of-use assets – operating, non-current, and $4,220 in Right-of-use obligation – operating, non-current, with $153 recorded in Right-of-use obligation – operating, current, on the consolidated balance sheet.

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

On July 1, 2020, the Company entered into a lease for its distribution center located in Grand Prairie, Texas. The lease between the Company and Morris Truman Associates LLC is for approximately 210,000 square feet. The initial ninety-month lease term is set to expire in December of 2027. The Company is obligated to pay approximately $578 in annual base rent (rent abatement for the first six months of the lease term) the first year, which shall increase to $851 in annual base rent for the second year of the lease term and then shall increase by 3% each year beginning on the third-year anniversary. In accordance with ASU 842, the Company recorded $5,469 in Right-of-use assets – operating, non-current, and $5,231 in Right-of-use obligation – operating, non-current, with $238 recorded in Right-of-use obligation – operating, current, on the consolidated balance sheet at the commencement of the lease.

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

On April 17, 2013, the Company’s wholly-owned subsidiary, Whitney Automotive Group, Inc. (“WAG”) entered into a sales leaseback for its facility in LaSalle, Illinois, receiving $9,750 pursuant to a purchase and sale agreement dated April 17, 2013 between WAG and STORE Capital Acquisitions, LLC. The Company used the net proceeds of $9,507 from this sale to reduce its revolving loan payable. Simultaneously with the execution of the purchase and sale agreement and the closing of the sale of the property, the Company entered into a lease agreement with STORE Master Funding III, LLC (“STORE”) whereby we leased back the property for our continued use as an office, retail and warehouse facility for storage, sale and distribution of automotive parts, accessories and related items for 20 years, terminating on April 30, 2033. The Company’s initial base annual rent is $853 for the first year (“Base Rent Amount”), after which the rental amount will increase annually on May 1 by the lesser of 1.5% or 1.25 times the change in the Consumer Price Index as published by the U.S. Department of Labor’s Bureau of Labor Statistics, except that in no event will the adjusted annual rental amount fall below the Base Rent Amount. We were not required to pay any security deposit. Under the terms of the lease, we are required to pay all taxes associated with the lease, pay for any required maintenance on the property, maintain certain levels of insurance and indemnify STORE for losses incurred that are related to our use or occupancy of the property. The lease was initially accounted for as a capital lease and the $376 excess of the net proceeds over the net carrying amount of the property is amortized in interest expense on a straight-line basis over the lease term of 20 years. Upon the adoption of ASC 842 in the beginning of fiscal year 2019, this lease was revalued and reclassified in Right-of-use-assets-finance leases, on the consolidated balance sheet.

Facility rent expense for fiscal years 2021, 2020, and 2019 was $6,019, $4,058 and 2,275, respectively.

Quantitative information regarding the Company’s leases are as follows (in thousands):

	Fiscal Year ended	Fiscal Year ended	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Components of lease cost
Finance lease cost components
Amortization of finance lease assets	$2,571	$1,246	$1,007
Interest on finance lease liabilities	1,111	735	692
Total finance lease costs	$3,682	$1,981	$1,699
Operating lease costs	$2,441	$1,890	$1,409

Total lease cost	$6,123	$3,871	$3,108

Supplemental cash flow information related to operating and finance leases is as follows:	Fiscal Year ended	Fiscal Year Ended	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$3,399	$1,676	1,297
Operating cash outflow from finance leases	1,111	735	692
Financing cash outflow from finance leases	2,164	1,005	670

Weighted-average remaining lease term-finance leases (in years)	7.2	8.9	12.3
Weighted-average remaining lease term-operating leases (in years)	6.3	6.3	3.7
Weighted-average discount rate-finance leases	6.06%	6.53%	7.69%
Weighted-average discount rate-operating leases	4.12%	4.13%	5.59%

Lease commitments as of January 1, 2022 were as follows:

	Finance Leases	Operating Leases	Total
2022	$3,852	$5,344	$9,196
2023	3,623	5,653	9,276
2024	2,857	5,572	8,429
2025	2,159	5,200	7,359
2026	1,294	4,512	5,806
Thereafter	6,762	8,644	15,406
Total minimum payments required	20,547	34,925	55,472
Less portion representing interest	4,726	4,357	9,083
Present value of lease obligations	$15,821	$30,568	$46,389
Less current portion of lease obligations	2,953	4,201	7,154
Long-term portion of lease obligations	$12,868	$26,367	$39,235

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

Note 9 – Employee Retirement Plan and Deferred Compensation Plan

Effective February 17, 2006, the Company adopted a 401(k) defined contribution retirement plan covering all full time employees who have completed one month of service. The Company may, at its sole discretion, match fifty cents per dollar up to 6% of each participating employee’s salary. The Company’s contributions vest in annual installments over three years. Discretionary contributions made by the Company totaled $737, $558 and $332 for fiscal years 2021, 2020 and 2019, respectively.

In January 2010, the Company adopted the CarParts.com, Inc. Management Deferred Compensation Plan (the “Deferred Compensation Plan”), for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 90% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by the Company through the purchase of mutual funds, held by a rabbi trust. The deferred compensation liabilities (consisting of employer contributions, employee deferrals and associated earnings and losses) are general unsecured obligations of the Company. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company may at its discretion contribute certain amounts to eligible employee accounts. In January 2010, the Company began to contribute 50% of the first 2% of participants’ eligible contributions into their Deferred Compensation Plan accounts. As of January 1, 2022, the assets and associated liabilities of the Deferred Compensation Plan were $828 and $962, respectively, and were $747 and $685, respectively, as of January 2, 2021 and are included in other non-current assets, other current liabilities and other non-current liabilities in our consolidated balance sheets. The interest dividend and realized/unrealized gain/loss for fiscal years 2021, 2020 and 2019 was immaterial.

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

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
House Brands
Replacement Parts	68%	71%	62%
Hard Parts	18%	17%	20%
Performance	1%	1%	1%

Branded
Replacement Parts	1%	1%	1%
Hard Parts	7%	6%	9%
Performance	5%	4%	7%

Total	100%	100%	100%

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2022	CARPARTS.COM, INC.

	By:	/s/ Lev Peker
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Lev Peker	Chief Executive Officer and Director	March 1, 2022
Lev Peker	(principal executive officer)
/s/ David Meniane	Chief Financial Officer and Chief Operating Officer	March 1, 2022
David Meniane	(principal financial and accounting officer)
/s/ Warren B. Phelps III	Chairman of the Board	March 1, 2022
Warren B. Phelps III
/s/ Jay K. Greyson	Director	March 1, 2022
Jay K. Greyson
/s/ Jim Barnes	Director	March 1, 2022
Jim Barnes
/s/ Lisa Costa	Director	March 1, 2022
Lisa Costa
/s/ Nanxi Liu	Director	March 1, 2022
Nanxi Liu
/s/ Henry Maier	Director	March 1, 2022
Henry Maier
/s/ Ana Dutra	Director	March 1, 2022
Ana Dutra