Form 10-Q
period 2022-04-02
CarParts.com, Inc.
filed 2022-05-04
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2022

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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ⌧

As of April 28, 2022, the registrant had 54,071,289 shares of common stock outstanding, $0.001 par value.

CARPARTS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THIRTEEN WEEKS ENDED APRIL 2, 2022

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements included in this report, other than statements or characterizations of historical or current fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. Any forward-looking statements included herein are based on management’s beliefs and assumptions and on information currently available to management. We have attempted to identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “will likely continue,” “will likely result” and variations of these words or similar expressions. These forward-looking statements include, but are not limited to, statements regarding future events, our future operating and financial results, financial expectations, expected growth and strategies, our ability to acquire additional market share, current business indicators, capital needs, financing plans, capital deployment, liquidity, contracts, litigation, product offerings, customers, acquisitions, competition and the status of our facilities. Forward-looking statements, no matter where they occur in this document or in other statements attributable to the Company involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Part II, Item 1A of this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, In Thousands, Except Par Value Data)

	April 2,	January 1,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$25,035	$18,144
Accounts receivable, net	6,461	5,015
Inventory, net	157,937	138,851
Other current assets	7,585	6,592
Total current assets	197,018	168,602
Property and equipment, net	22,587	20,736
Right-of-use - assets - operating leases, net	27,428	28,680
Right-of-use - assets - finance leases, net	17,424	15,130
Other non-current assets	2,626	2,188
Total assets	$267,083	$235,336
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$80,486	$67,372
Accrued expenses	22,521	17,517
Revolving loan payable	5,000	—
Customer deposits	404	826
Right-of-use - obligation - operating, current	4,323	4,201
Right-of-use - obligation - finance, current	3,671	2,953
Other current liabilities	4,211	3,925
Total current liabilities	120,616	96,794
Right-of-use - obligation - operating, non-current	25,116	26,367
Right-of-use - obligation - finance, non-current	14,512	12,868
Other non-current liabilities	3,624	3,739
Total liabilities	163,868	139,768
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 54,070 and 52,960 shares issued and outstanding as of April 2, 2022 and January 1, 2022 (of which 2,565 are treasury stock)	57	56
Treasury stock	(7,625)	(7,625)
Additional paid-in capital	288,220	282,663
Accumulated other comprehensive gain	260	274
Accumulated deficit	(177,697)	(179,800)
Total stockholders’ equity	103,215	95,568
Total liabilities and stockholders' equity	$267,083	$235,336

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended
	April 2,	April 3,
	2022	2021
Net sales	$166,053	$144,802
Cost of sales (1)	104,891	95,628
Gross profit	61,162	49,174
Operating expense	58,771	51,672
Income (loss) from operations	2,391	(2,498)
Other income (expense):
Other, net	56	81
Interest expense	(292)	(250)
Total other expense, net	(236)	(169)
Income (loss) before income taxes	2,155	(2,667)
Income tax provision	52	55
Net income (loss)	2,103	(2,722)
Other comprehensive gain (loss):
Foreign currency translation adjustments	20	14
Unrealized (loss) gain on deferred compensation trust assets	(34)	35
Total other comprehensive (loss) gain	(14)	49
Comprehensive income (loss)	$2,089	$(2,673)
Net income (loss) per share:
Basic net income (loss) per share	$0.04	$(0.06)
Diluted net income (loss) per share	$0.04	$(0.06)
Weighted-average common shares outstanding:
Shares used in computation of basic net income (loss) per share	53,251	48,760
Shares used in computation of diluted net income (loss) per share	57,172	48,760
(1)	Excludes depreciation and amortization expense which is included in operating expense.

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, In Thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	(Loss) Income	Deficit	Equity
Balance, January 2, 2021	48,091	$51	$260,260	$(7,146)	$(215)	$(169,461)	$83,489
Net loss	—	—	—	—	—	(2,722)	(2,722)
Issuance of shares in connection with stock option exercise	130	—	163	—	—	—	163
Issuance of shares in connection with restricted stock units vesting	2,382	2	(6)	—	—	—	(4)
Issuance of shares in connection with BOD fees	—	—	6	—	—	—	6
Share-based compensation	—	—	4,080	—	—	—	4,080
Unrealized gain on deferred compensation trust assets	—	—	—	—	35	—	35
Effect of changes in foreign currencies	—	—	—	—	14	—	14
Balance, April 3, 2021	50,603	53	264,503	(7,146)	(166)	(172,183)	85,061

Balance, January 1, 2022	52,960	56	282,663	(7,625)	274	(179,800)	95,568
Net income	—	—	—	—	—	2,103	2,103
Issuance of shares in connection with stock option exercise	533	—	792	—	—	—	792
Issuance of shares in connection with restricted stock units vesting	519	1	(1)	—	—	—	—
Issuance of stock awards to consultants	10	—	81	—	—	—	81
Issuance of shares in connection with BOD fees	—	—	6	—	—	—	6
Issuance of shares in connection with ESPP	45	—	431	—	—	—	431
Officers and directors stock purchase plan	3	—	23	—	—	—	23
Share-based compensation	—	—	4,225	—	—	—	4,225
Unrealized loss on deferred compensation trust assets	—	—	—	—	(34)	—	(34)
Effect of changes in foreign currencies	—	—	—	—	20	—	20
Balance, April 2, 2022	54,070	$57	$288,220	$(7,625)	$260	$(177,697)	$103,215

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, In Thousands)

	Thirteen Weeks Ended
	April 2,	April 3,
	2022	2021
Operating activities
Net income (loss)	$2,103	$(2,722)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	2,957	2,379
Amortization of intangible assets	28	28
Share-based compensation expense	3,992	3,573
Stock awards issued for non-employee director service	6	6
Stock awards related to officers and directors stock purchase plan from payroll deferral	23	—
Amortization of deferred financing costs	4	5
Changes in operating assets and liabilities:
Accounts receivable	(1,445)	(3,417)
Inventory	(19,087)	(8,627)
Other current assets	(998)	(1,903)
Other non-current assets	(503)	554
Accounts payable and accrued expenses	18,296	21,265
Other current liabilities	(136)	2,364
Right-of-use obligation - operating leases - current	125	(72)
Right-of-use obligation - operating leases - long-term	(1)	(44)
Other non-current liabilities	(98)	(338)
Net cash provided by operating activities	5,266	13,051
Investing activities
Additions to property and equipment	(3,760)	(2,630)
Net cash used in investing activities	(3,760)	(2,630)
Financing activities
Borrowings from revolving loan payable	5,032	69
Payments made on revolving loan payable	(32)	(69)
Payments on finance leases	(844)	(476)
Net proceeds from issuance of common stock for ESPP	431	—
Statutory tax withholding payment for share-based compensation	—	(3)
Proceeds from exercise of stock options	792	163
Net cash provided by (used in) financing activities	5,379	(316)
Effect of exchange rate changes on cash	6	(11)
Net change in cash and cash equivalents	6,891	10,094
Cash and cash equivalents, beginning of period	18,144	35,802
Cash and cash equivalents, end of period	$25,035	$45,896
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use operating asset acquired	$—	$17
Right-of-use finance asset acquired	$3,206	$1,936
Accrued asset purchases	$1,560	$1,877
Share-based compensation expense capitalized in property and equipment	$314	$507
Stock issued for services	$81	$—
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for income taxes	$15	$(135)
Cash paid during the period for interest	$306	$287

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

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of April 2, 2022 and the consolidated results of operations and cash flows for the thirteen weeks ended April 2, 2022 and April 3, 2021. The Company’s results for the interim periods are not necessarily indicative of the results that may be expected for any other interim period, or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 1, 2022, which was filed with the SEC on March 2, 2022 and all our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2021 fiscal year, and throughout the date of this report.

Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months.

Note 2 – Borrowings

The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory, and property and equipment. Our Credit Facility also provides for an option to increase the aggregate principal amount from $30,000 to $40,000 subject to lender approval. As of April 2, 2022, our outstanding revolving loan balance was $5,000. The outstanding standby letters of credit balance as of April 2, 2022 was $1,320, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.25% to 1.75% per annum based on the Company's fixed charge coverage ratio, or (b) an “alternate prime base rate” subject to a reduction by 0.25% to 0.75% per annum based on the Company’s fixed charge coverage ratio. As of April 2, 2022, the Company’s LIBOR based interest rate was 2.25% and the Company’s prime based rate was 3.75%. A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the credit agreement with JPMorgan Chase Bank (the "Credit Agreement"), cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three consecutive business days and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with such trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $3,000, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 (with the trigger subject to adjustment based on the Company’s revolving commitment). The Credit Agreement requires us to obtain a prior written consent from JPMorgan Chase Bank when we determine to pay any dividends on or make any distribution with respect to our common stock. The Credit Facility matures on December 16, 2022.

Note 3 – Stockholders’ Equity and Share-Based Compensation

Options and Restricted Stock Units

The Company had the following common stock option activity during the thirteen weeks ended April 2, 2022:

●	Granted options to purchase 0 common shares.
●	Exercise of 533 options to purchase common shares.
●	Forfeiture of 17 options to purchase common shares.
●	Expiration of 1 options to purchase common shares.

The following table summarizes the Company’s restricted stock unit ("RSU") activity for the thirteen weeks ended April 2, 2022, and details regarding the awards outstanding and exercisable as of April 2, 2022 (in thousands):

		Weighted	Weighted Average
		Average	Grant Date	Aggregate
	Shares	Exercise Price	Fair Value	Intrinsic Value
Vested and expected to vest as of January 1, 2022	3,023	$—
Awarded	1,142	$—
Vested	(516)	$—
Forfeited	(2)	$—
Awards outstanding, April 2, 2022	3,647	$—	$11.53	$24,436
Vested and expected to vest as of April 2, 2022	3,647	$—	$11.53	$24,436

During the thirteen weeks ended April 2, 2022, 62 RSUs that vested were time-based and 454 were performance-based.

For the thirteen weeks ended April 2, 2022, we recorded compensation costs related to stock options and RSUs of $4,306, of which $81 related to common shares issued to consultants as part of their compensation for services provided during the period. For the thirteen weeks ended April 3, 2021, we recorded compensation costs related to stock options and RSUs of $4,080. As of April 2, 2022, there was unrecognized compensation expense related to stock options and RSUs of $36,087 that will be expensed through March 2026.

Note 4 – Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Thirteen Weeks Ended
	April 2, 2022	April 3, 2021
Net income (loss) per share:
Numerator:
Net income (loss) allocable to common shares	$2,103	$(2,722)
Denominator:
Weighted-average common shares outstanding (basic)	53,251	48,760
Common equivalent shares from common stock options and restricted stock	3,921	—
Weighted-average common shares outstanding (diluted)	57,172	48,760
Basic net income (loss) per share	$0.04	$(0.06)
Diluted net income (loss) per share	$0.04	$(0.06)

For the thirteen weeks ended April 2, 2022, options and RSUs that were antidilutive and not included in the dilutive earnings per share calculation amounted to 3,011. For the thirteen weeks ended April 3, 2021, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share as the effect of including such securities would have been anti-dilutive.

Note 5 – Income Taxes

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2016-2021 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2017-2021 remain open.

For the thirteen weeks ended April 2, 2022, the effective tax rate for the Company was 2.4%. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different tax rates, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax on the current period pre-tax income.

For the thirteen weeks ended April 3, 2021, the effective tax rate for the Company was (2.1)%. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax of the current period pre-tax loss.

The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the thirteen weeks ended April 2, 2022, there was no material change from fiscal year ended January 1, 2022 in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

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

	Thirteen Weeks Ended
	April 2, 2022	April 3, 2021
House Brands
Replacement Parts	65%	70%
Hard Parts	22%	17%
Performance	—%	1%

Branded
Replacement Parts	1%	1%
Hard Parts	7%	6%
Performance	5%	5%

Total	100%	100%

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

We believe by disintermediating the traditional auto parts supply chain and selling products directly to customers online allows us to efficiently deliver products to our customers. Our mission is to change the way people repair their cars and get them back on the road, and our strategy consists of the Right Part, Right Time, Right Place, as outlined below:

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

Right Time means getting the customers back on the road quickly. We expanded our existing facilities and added new distribution centers over the past three years, and plan to add more in the future, to continue improving the customer click to delivery time so that we can keep meeting our customers’ evolving expectations. Our goal is to continue to make investments to improve delivery times by getting closer to our customers to provide them the parts they need in adequate time to get back on the road quickly.

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

Industry-wide trends that support our strategy and future growth include:

1.Number of SKUs required to serve the market. The number of automotive SKUs has grown dramatically over the last several years. In today’s market, unless the consumer is driving a high volume produced vehicle and needs a simple maintenance item, the part they need is not typically on the shelf at a brick-and-mortar store. We believe our user-friendly flagship website provides customers with a favorable alternative to the brick-and-mortar shopping experience by offering a comprehensive selection of approximately 762,000 SKUs with detailed product descriptions, attributes and photographs combined with the flexibility of fulfilling orders using both drop-ship and stock-and-ship methods.
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

Impact of COVID-19

The COVID-19 pandemic created uncertainty and challenges on the United States, the Philippines, and global economies and some challenges continued through the first quarter of 2022. Since the onset of the pandemic, our top priority remains the health and safety of our employees as most have continued to work from home, in addition to ensuring our customers continue receiving our high-quality, personalized service. Our distribution centers continue to remain operational while our safety protocols direct employees onsite to continue to adhere to, and follow, the COVID-19 safety guidelines recommended from the Centers for Disease Control and Prevention (CDC).

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

Factors Affecting our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed in Part II, Item IA, of this Quarterly Report on Form 10-Q and in Part I, Item IA, in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

Executive Summary

For the first quarter of 2022, the Company generated net sales of $166,053, compared with $144,802 for the first quarter of 2021, representing an increase of 14.7%. The Company generated net income of $2,103 for the first quarter of 2022 compared to a net loss of $2,722 for the first quarter of 2021. The Company’s net income (loss) before interest expense, net, income tax provision, depreciation and amortization expense, amortization of intangible assets, plus share-based compensation expense (“Adjusted EBITDA”) of $9,423 in the first quarter of 2022 compared to $3,562 in the first quarter of 2021. Adjusted EBITDA is not a Generally Accepted Accounting Principle (“GAAP”) measure. See the section below titled “Non-GAAP measures” for information regarding our use of Adjusted EBTIDA and a reconciliation from net income (loss).

Net sales increased in the first quarter of 2022 compared to the first quarter of 2021 primarily driven by continued strong demand and the expanded capacity from our Grand Prairie distribution center. Gross profit increased by 24.4% to $61,162 and gross margin increased 280 basis points to 36.8% compared to 34.0% in the first quarter of 2021. The increase in gross margin was primarily driven by favorable product mix and favorable inbound and outbound freight costs in the first quarter of 2022.

Total expenses, which primarily consisted of cost of sales and operating expense, increased in the first quarter of 2022 compared to the same period in 2021. The changes in both cost of sales and operating expense are described in further detail under — “Results of Operations” below.

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

The table below reconciles net income (loss) to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended
	April 2, 2022	April 3, 2021
Net income (loss)	$2,103	$(2,722)
Depreciation & amortization	2,957	2,379
Amortization of intangible assets	28	28
Interest expense, net	291	249
Taxes	52	55
EBITDA	$5,431	$(11)
Stock compensation expense	$3,992	$3,573
Adjusted EBITDA	$9,423	$3,562

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended
	April 2, 2022	April 3, 2021
Net sales	100.0%	100.0%
Cost of sales	63.2	66.0
Gross profit	36.8	34.0
Operating expense	35.4	35.7
Income (loss) from operations	1.4	(1.7)
Other income (expense):
Other income, net	0.0	0.1
Interest expense	(0.1)	(0.2)
Total other expense, net	(0.1)	(0.1)
Income (loss) before income taxes	1.3	(1.8)
Income tax provision	0.0	0.0
Net income (loss)	1.3%	(1.8)%

Thirteen Weeks Ended April 2, 2022 Compared to the Thirteen Weeks Ended April 3, 2021

Net Sales and Gross Margin

	Thirteen Weeks Ended
	April 2, 2022	April 3, 2021

	(in thousands)
Net sales	$166,053	$144,802
Cost of sales	104,891	95,628
Gross profit	$61,162	$49,174
Gross margin	36.8%	34.0%

Net sales increased $21,251, or 14.7%, for the first quarter of 2022 compared to the first quarter of 2021. The net sales increase was primarily driven by continued strong demand and the expanded capacity from our Grand Prairie distribution center.

Gross profit increased $11,988 or 24.4%, for the first quarter of 2022 compared to the same period of 2021. Gross margin increased 280 basis points to 36.8% in the first quarter of 2022 compared to 34.0% in the first quarter of 2021. The increase in gross margin was primarily driven by favorable product mix and favorable inbound and outbound freight costs in the first quarter of 2022.

Operating Expense

	Thirteen Weeks Ended
	April 2, 2022	April 3, 2021

	(in thousands)
Operating expense	$58,771	$51,672
Percent of net sales	35.4%	35.7%

Operating expense increased $7,099, or 13.7% for the first quarter of 2022 compared to the same period in 2021 primarily due to an increase in fulfillment expense. The increase in fulfillment expense for the first quarter of 2022 was primarily due to a higher number of fulfilled orders and inventory receipts as well as additional expenses related to the Grand Prairie distribution center expansion and the upcoming opening of the Jacksonville, Florida distribution center.

Total Other Expense, Net

	Thirteen Weeks Ended
	April 2, 2022	April 3, 2021

	(in thousands)
Other expense, net	$(236)	$(169)
Percent of net sales	(0.1)%	(0.1)%

Total other expense, net, increased $67, or 39.6%, for the first quarter 2022 compared to the same period in 2021 The increase was primarily due to an increase in interest expense attributable to the higher utilization of our revolving loan and trade letters of credit during the first quarter of 2022 compared to the same period in 2021.

Income Tax Provision

	Thirteen Weeks Ended
	April 2, 2022	April 3, 2021

	(in thousands)
Income tax provision	$52	$55
Percent of net sales	0.0%	0.0%

For the thirteen weeks ended April 2, 2022, the effective tax rate for the Company was 2.4%. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different tax rates, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offsets the tax on the current period pre-tax income.

For the thirteen weeks ended April 3, 2021, the effective tax rate for the Company was (2.1)%. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offsets the tax of the current period pre-tax loss.

The Company accounts for income taxes in accordance with ASC Topic 740 – Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the thirteen weeks ended April 2, 2022, there was no material change from fiscal year ended January 1, 2022 in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

Foreign Currency

The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations.

Liquidity and Capital Resources

Sources of Liquidity

During the thirteen weeks ended April 2, 2022, we primarily funded our operations with cash and cash equivalents generated from operations. As of April 2, 2022, our outstanding revolving loan balance under our Credit Facility was $5,000. We had cash and cash equivalents of $25,035 as of April 2, 2022, representing a $6,891 increase from $18,144 of cash as of January 1, 2022. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our Credit Facility will be sufficient to finance our operations through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).

As of April 2, 2022, our Credit Facility provided for a revolving commitment of up to $30,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment (see “Debt and Available Borrowing Resources” below).

Working Capital

As of April 2, 2022 and January 1, 2022, our working capital was $76,402 and $71,808, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the thirteen weeks ended April 2, 2022 and April 3, 2021 (in thousands):

	Thirteen Weeks Ended
	April 2, 2022	April 3, 2021
Net cash provided by operating activities	$5,266	$13,051
Net cash used in investing activities	(3,760)	(2,630)
Net cash provided by (used in) financing activities	5,379	(316)
Effect of exchange rate changes on cash	6	(11)
Net change in cash and cash equivalents	$6,891	$10,094

Operating Activities

Net cash provided by operating activities for the thirteen weeks ended April 2, 2022 and April 3, 2021 was $5,266 and $13,051, respectively. The decrease was primarily driven by an increase in inventory from anticipated demand for online auto parts, stocking up for the Grand Prairie, Texas expansion, as well as the upcoming opening of the Jacksonville, Florida distribution center.

Investing Activities

For the thirteen weeks ended April 2, 2022 and April 3, 2021, net cash used in investing activities was the result of additions to property and equipment ($3,760 and $2,630, respectively), which are mainly related to capitalized website and software development costs.

Financing Activities

Net cash provided by financing activities was $5,379 for the thirteen weeks ended April 2, 2022, primarily due to $5,000 of net borrowings from the revolving loan payable. Net cash used in financing activities was $316 for the thirteen weeks ended April 3, 2021, primarily due to $476 of payments on finance leases, partially offset by $163 proceeds from exercises of stock options.

Debt and Available Borrowing Resources

Total debt was $23,183 as of April 2, 2022 compared to $15,821 as of January 1, 2022 and primarily consists of right-of-use obligations - finance.

The Company maintains a Credit Facility that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $30,000, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. Our Credit Facility also provides for an option to increase the aggregate principal amount from $30,000 to $40,000 subject to lender approval. As of April 2, 2022, our outstanding revolving loan balance was $5,000. The outstanding standby letters of credit balance as of April 2, 2022 was $1,320, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet. We used the trade letters of credit in the ordinary course of business to satisfy certain vendor obligations.

Loans drawn under the Credit Facility bear interest at a per annum rate equal to either (a) LIBOR plus an applicable margin of 1.25% to 1.75% per annum based on the Company’s fixed charge coverage ratio, or (b) an “alternate prime base rate” subject to a reduction by 0.25% to 0.75% per annum based on the Company’s fixed charge coverage ratio. As of April 2, 2022, the Company’s LIBOR based interest rate was 2.25% and the Company’s prime based rate was 3.75%. A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of 0.25% per annum, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $3,600 for three consecutive business days, and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $3,600 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $3,000 the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. The Credit Facility matures on December 16, 2022.

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

There were no significant changes to our critical accounting policies during the thirteen weeks ended April 2, 2022. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations (for further detail, refer to our Annual Report on Form 10-K that we filed with the SEC on March 2, 2022):

●	Valuation of Inventory – Inventory Reserve

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

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The information set forth under the caption “Legal Matters” in “Note 6 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements (Unaudited), included in Part II, Item 1A of this report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section below entitled “Risk Factors” included in Part II, Item 1A of this report.

ITEM 1A.             RISK FACTORS

Our business is subject to a number of risks which are summarized and then discussed in more detail below. Other risks are presented elsewhere in this report and in our other filings with the SEC. You should consider carefully the following risks in addition to the other information contained in this report and our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K, and any amendments thereto, before deciding to buy, sell or hold our common stock. If any of the following known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment. You should not interpret the disclosure of a risk to imply that such risk has not already materialized.

Risk Factors Summary

Our business and industry are subject to a number of risks that could adversely affect our business, financial condition and operating results. These risks are discussed in more detail below and include, but are not limited to, risks related to the following:

Risks Related To Our Operations

●	Our financial condition and results of operations may be adversely affected by a prolonged coronavirus outbreak.
●	We are dependent upon relationships with suppliers in Taiwan and China for the majority of our products.

●	We depend on third-party delivery services, both inbound and outbound, to deliver our products to our distribution centers and customers, and any increases in the fees could adversely affect our financial condition.
●	Higher wage costs due to changes in federal and state minimum wage laws could adversely affect our business.
●	If commodity prices such as fuel, plastic and steel increase, our margins may be negatively impacted.
●	Purchasers of aftermarket auto parts may not choose to shop online.
●	Shifting online consumer behavior of purchasers of aftermarket auto parts.
●	If hosts of third-party marketplaces limit our access, we could lose a substantial portion of our revenues.
●	We recorded a net loss for fiscal year 2021 and it is possible that net losses could continue in the future.
●	Our operations are restricted by our Credit Agreement, and our ability to borrow funds under our Credit Facility is subject to a borrowing base.
●	If our assets become impaired, we may be required to record a significant charge to earnings.
●	We are highly dependent upon key suppliers.
●	Inability to manage the challenges associated with our international operations.
●	If our fulfillment operations are interrupted for any significant period of time, our sales could decline.
●	We face intense competition and operate in an industry with limited barriers to entry.
●	Failure to offer a broad selection of products at competitive prices or to maintain sufficient inventory.
●	We rely on key personnel and may need additional personnel for the success and growth of our business.
●	As a result of our international operations, we have foreign exchange risk.
●	Our product catalog database could be stolen, misappropriated or damaged, or a competitor might create a substantially similar catalog without infringing our rights.
●	Economic conditions have had, and may continue to have an adverse effect on the demand for aftermarket auto parts and could adversely affect our sales and operating results.
●	The seasonality of our business places increased strain on our operations.
●	Vehicle miles driven have fluctuated and may decrease.
●	We will be required to collect and pay more sales taxes, and possibly for other fees and penalties.
●	Our ability to use net operating loss carryforwards to offset future income may be limited.
●	Our estimate of the size of our addressable market may prove to be inaccurate.

Regulatory And Litigation Risks

●	Possible new tariffs that might be imposed by the United States government.
●	We face exposure to product liability lawsuits.
●	Failure to comply with privacy laws and regulations and failure to adequately protect customer data.
●	The regulatory framework is constantly evolving, and privacy concerns could adversely affect our business.
●	Challenges by OEMs to the validity of the auto parts industry and claims of intellectual property infringement.
●	Inability to protect our intellectual property rights.
●	We could incur substantial judgments, fines, legal fees and other costs relating to litigation matters or certain laws and governmental regulations.

●	Changes in tax laws or regulations that are applied adversely to us or our customers.
●	Existing or future government regulation could expose us to liabilities and costly changes in our business.
●	We may be affected by global climate change or by legal, regulatory, or market responses to such change.
●	Potential impact from future regulation related to environmental, social and governance (“ESG”) matters.

Risks Related To Our Use Of Technology

●	We depend on search engines and other online sources to attract visitors to our websites and marketplace channels, and the ability to attract and convert them into customers in a cost-effective manner.
●	We rely on bandwidth and data center providers, and any failure or interruption in the services provided could disrupt our business and cause us to lose customers.
●	Security threats, such as ransomware attacks, to our IT infrastructure could expose us to liability, business interruption and significant damages, and may damage our reputation and business.
●	Dependence on open-source software could expose us to uncertainty and potential liability.
●	System failures could prevent access to our websites which could reduce our net sales and harm our reputation.
●	Problems with the design, updating, integration or implementation of our new enterprise resource planning system or other IT systems could interfere with our business and operations.
●	Inability to respond to technological change causing our websites to become obsolete.
●	Use of social media may adversely impact our reputation or subject us to fines or other penalties.

Risks Related To Our Capital Stock

●	Our common stock price may continue to be volatile, which may result in losses to our stockholders.
●	Our future operating results may fluctuate and may fail to meet market expectations.
●	Failure to maintain an effective system of internal control over financial reporting or comply with Section 404 of the Sarbanes-Oxley Act of 2002 could cause our stock price to decline.
●	Our charter documents could deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.
●	We do not intend to pay dividends on our common stock.
●	Future capital raises may dilute our existing stockholders’ ownership.

Risks Related To Our Operations

While our financial condition and results of operations for the first quarter of 2022 were not significantly adversely affected by the recent coronavirus outbreak, a prolonged outbreak potentially could affect fiscal year 2022 or beyond.

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

Third-party marketplaces account for a significant portion of our revenues. Our sales on eBay and Amazon represented a combined 33.0% of total sales in the thirteen weeks ended April 2, 2022. We anticipate that sales of our products on third-party marketplaces will continue to account for a significant portion of our revenues. In the future, the loss of access to these third-party marketplaces, or any significant cost increases from operating on the marketplaces, could significantly reduce our revenues, and the success of our business depends partly on continued access to these third-party marketplaces. Our relationships with our third-party marketplace providers could deteriorate as a result of a variety of factors, such as if they become concerned about our ability to deliver quality products on a timely basis or to protect a third-party’s intellectual property. In addition, third-party marketplace providers could prohibit our access to these marketplaces if we are not able to meet the applicable required terms of use. Loss of access to a marketplace channel could result in lower sales, and as a result, our business and financial results may suffer.

For the fiscal year 2021, we recorded a net loss, and our net losses may continue in the future.

If our net losses continue in the future, they could severely impact our liquidity, as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our Credit Facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. In such case, there can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If our net losses were to continue, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.

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

Furthermore, our ability to satisfy our debt service obligations depends, among other things, upon fluctuations in interest rates, our future operating performance and ability to refinance indebtedness when and if necessary. These factors depend partly on economic, financial, competitive and other factors beyond our control. In addition, borrowings under our revolver use LIBOR as one benchmark for establishing the interest rate. LIBOR is subject of recent national and international regulatory scrutiny which may result in changes that cause LIBOR to disappear entirely or to cause it to perform differently than in the past. The potential consequences of these LIBOR developments on our future revolver borrowings, including the possible transition to other rates such as the Secured Overnight Financing Rate, cannot be predicted at this time. If LIBOR ceases to exist, interest rates we incur may be adversely affected and we may need to renegotiate the agreements governing our Credit Facility. We may be unable to negotiate an acceptable alternative to LIBOR, or if we do agree to amend the facility, the new "benchmark" may perform differently than LIBOR or cause other unanticipated consequences, which could adversely affect our interest expense and related debt obligations.

We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures and general operating expenses. In addition, if we need to refinance our debt, or obtain additional debt financing or sell assets or equity to satisfy our debt service obligations, we may not be able to do so on commercially reasonable terms, if at all. If this were to occur, we may need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations. The Company’s outstanding letters of credit balance as of April 2, 2022 was $1,320, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet.

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

Our top ten suppliers represented approximately 56% of our total product purchases during the thirteen weeks ended April 2, 2022. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For the thirteen weeks ended April 2, 2022, our product purchases from three drop-ship suppliers represented approximately 7% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

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

Moreover, we are subject to the Payment Card Industry Data Security Standard ("PCI DSS"), issued by the PCI Council. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. We cannot be certain that all of our information technology systems are able to prevent, contain or detect any cyber-attacks, cyber terrorism, or security breaches from known malware or malware that may be developed in the future. To the extent that any disruption results in the loss, damage or misappropriation of information, we may be materially adversely affected by claims from customers, financial institutions, regulatory authorities, payment card associations and others. In addition, the cost of complying with stricter privacy and information security laws and standards could be significant to us. For example, we were recently required to transition from PCI DSS 2.0 to PCI DSS 3.2. In February 2022, we were deemed to be PCI compliant with the new security standards issued by the PCI Council. In the future, there could be additional new standards and there is no guarantee that we will be able to conform to these new standards, and if we fail to meet these standards, we could become subject to fines and other penalties and experience a significant increase in payment card transaction costs. In addition, such failure could damage our reputation, inhibit sales, and adversely affect our business.

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

Since the completion of our initial public offering in February 2007 through April 2, 2022, the trading price of our common stock has been volatile, ranging from a high of $23.26 per share to a low per share of $0.88. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

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

While management has concluded that our internal controls over financial reporting were effective as of April 2, 2022, we have in the past identified, and could in the future identify, a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.

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
10.1+

Employment Agreement, dated March 15, 2022, between CarParts.com, Inc. and David Meniane (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2022).

10.3+

Employment Agreement, dated March 15, 2022, between CarParts.com, Inc. and Ryan Lockwood (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2022).

10.3+

Amendment to Employment Agreement, dated April 18, 2022, between CarParts.com, Inc. and Sanjiv Gomes (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2022).

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

Date:	May 3, 2022	CARPARTS.COM, INC.

		By:	/s/ David Meniane
David Meniane
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Ryan Lockwood
Ryan Lockwood
Chief Financial Officer
(Principal Financial Officer)