Form 10-Q
period 2022-07-02
CarParts.com, Inc.
filed 2022-08-03
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2022

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

As of July 28, 2022, the registrant had 54,463,975 shares of common stock outstanding, $0.001 par value.

CARPARTS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 2, 2022

		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	4
	Consolidated Balance Sheets (Unaudited) at July 2, 2022 and January 1, 2022	4
	Consolidated Statements of Operations and Comprehensive Operations (Unaudited) for the Thirteen and Twenty-six Weeks Ended July 2, 2022 and July 3, 2021	5
	Consolidated Statements of Stockholders’ Equity (Unaudited) for the Thirteen and Twenty-six Weeks Ended July 2, 2022 and July 3, 2021	6
	Consolidated Statements of Cash Flows (Unaudited) for the Twenty-six Weeks Ended July 2, 2022 and July 3, 2021	7
	Notes to Consolidated Financial Statements (Unaudited)	8
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	19
ITEM 4.	Controls and Procedures	20

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	20
ITEM 1A.	Risk Factors	20
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
ITEM 3.	Defaults Upon Senior Securities	42
ITEM 4.	Mine Safety Disclosures	42
ITEM 5.	Other Information	42
ITEM 6.	Exhibits	43

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, In Thousands, Except Par Value Data)

	July 2,	January 1,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$15,224	$18,144
Accounts receivable, net	7,085	5,015
Inventory, net	163,016	138,851
Other current assets	8,299	6,592
Total current assets	193,624	168,602
Property and equipment, net	24,172	20,736
Right-of-use - assets - operating leases, net	26,103	28,680
Right-of-use - assets - finance leases, net	20,289	15,130
Other non-current assets	2,711	2,188
Total assets	$266,899	$235,336
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$82,887	$67,372
Accrued expenses	18,724	17,517
Customer deposits	571	826
Right-of-use - obligation - operating, current	4,068	4,201
Right-of-use - obligation - finance, current	4,489	2,953
Other current liabilities	4,071	3,925
Total current liabilities	114,810	96,794
Right-of-use - obligation - operating, non-current	23,784	26,367
Right-of-use - obligation - finance, non-current	16,602	12,868
Other non-current liabilities	3,449	3,739
Total liabilities	158,645	139,768
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 54,360 and 52,960 shares issued and outstanding as of July 2, 2022 and January 1, 2022 (of which 2,565 are treasury stock)	57	56
Treasury stock	(7,625)	(7,625)
Additional paid-in capital	289,137	282,663
Accumulated other comprehensive gain	264	274
Accumulated deficit	(173,579)	(179,800)
Total stockholders’ equity	108,254	95,568
Total liabilities and stockholders' equity	$266,899	$235,336

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Net sales	$176,220	$157,536	$342,273	$302,338
Cost of sales (1)	114,285	104,187	219,176	199,815
Gross profit	61,935	53,349	123,097	102,523
Operating expense	57,644	51,013	116,415	102,685
Income (loss) from operations	4,291	2,336	6,682	(162)
Other income (expense):
Other, net	190	116	246	197
Interest expense	(346)	(267)	(638)	(517)
Total other expense, net	(156)	(151)	(392)	(320)
Income (loss) before income taxes	4,135	2,185	6,290	(482)
Income tax provision	17	113	69	168
Net income (loss)	4,118	2,072	6,221	(650)
Other comprehensive gain (loss):
Foreign currency translation adjustments	104	16	124	30
Unrealized (loss) gain on deferred compensation trust assets	(100)	38	(134)	73
Total other comprehensive gain (loss)	4	54	(10)	103
Comprehensive income (loss)	$4,122	$2,126	$6,211	$(547)
Net income (loss) per share:
Basic net income (loss) per share	$0.08	$0.04	$0.12	$(0.01)
Diluted net income (loss) per share	$0.07	$0.04	$0.11	$(0.01)
Weighted-average common shares outstanding:
Shares used in computation of basic net income (loss) per share	54,210	51,684	53,744	50,222
Shares used in computation of diluted net income (loss) per share	57,210	57,122	57,315	50,222
(1)	Excludes depreciation and amortization expense which is included in operating expense.

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, In Thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	(Loss) Income	Deficit	Equity
Balance, January 2, 2021	48,091	$51	$260,260	$(7,146)	$(215)	$(169,461)	$83,489
Net loss	—	—	—	—	—	(2,722)	(2,722)
Issuance of shares in connection with stock option exercise	130	—	163	—	—	—	163
Issuance of shares in connection with restricted stock units vesting	2,382	2	(6)	—	—	—	(4)
Issuance of shares in connection with BOD fees	—	—	6	—	—	—	6
Share-based compensation	—	—	4,080	—	—	—	4,080
Unrealized gain on deferred compensation trust assets	—	—	—	—	35	—	35
Effect of changes in foreign currencies	—	—	—	—	14	—	14
Balance, April 3, 2021	50,603	53	264,503	(7,146)	(166)	(172,183)	85,061

Net income	—	—	—	—	—	2,072	2,072
Issuance of shares in connection with stock option exercise	1,463	2	2,615	—	—	—	2,617
Issuance of stock awards	118	—	389	—	—	—	389
Issuance of shares in connection with BOD fees	—	—	6	—	—	—	6
Share-based compensation	—	—	3,821	—	—	—	3,821
Unrealized gain on deferred compensation trust assets	—	—	—	—	38	—	38
Effect of changes in foreign currencies	—	—	—	—	16	—	16
Balance, July 3, 2021	52,184	$55	$271,334	$(7,146)	$(112)	$(170,111)	$94,020

Balance, January 1, 2022	52,960	56	282,663	(7,625)	274	(179,800)	95,568
Net income	—	—	—	—	—	2,103	2,103
Issuance of shares in connection with stock option exercise	533	—	792	—	—	—	792
Issuance of shares in connection with restricted stock units vesting	519	1	(1)	—	—	—	—
Issuance of stock awards to consultants	10	—	81	—	—	—	81
Issuance of shares in connection with BOD fees	—	—	6	—	—	—	6
Issuance of shares in connection with ESPP	45	—	431	—	—	—	431
Officers and directors stock purchase plan	3	—	23	—	—	—	23
Share-based compensation	—	—	4,225	—	—	—	4,225
Unrealized loss on deferred compensation trust assets	—	—	—	—	(34)	—	(34)
Effect of changes in foreign currencies	—	—	—	—	20	—	20
Balance, April 2, 2022	54,070	$57	$288,220	$(7,625)	$260	$(177,697)	$103,215
Net income	—	—	—	—	—	4,118	4,118
Issuance of shares in connection with stock option exercise	70	—	136	—	—	—	136
Issuance of shares in connection with restricted stock units vesting	220	—	—	—	—	—	—
Issuance of shares in connection with BOD fees	—	—	6	—	—	—	6
Officers and directors stock purchase plan	—	—	4	—	—	—	4
Share-based compensation	—	—	771	—	—	—	771
Unrealized loss on deferred compensation trust assets	—	—	—	—	(100)	—	(100)
Effect of changes in foreign currencies	—	—	—	—	104	—	104
Balance, July 2, 2022	54,360	$57	$289,137	$(7,625)	$264	$(173,579)	$108,254

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, In Thousands)

	Twenty-Six Weeks Ended
	July 2,	July 3,
	2022	2021
Operating activities
Net income (loss)	$6,221	$(650)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	6,265	4,550
Amortization of intangible assets	55	55
Share-based compensation expense	4,498	7,272
Stock awards issued for non-employee director service	11	12
Stock awards related to officers and directors stock purchase plan from payroll deferral	27	—
Gain from disposition of assets	(17)	—
Amortization of deferred financing costs	21	9
Changes in operating assets and liabilities:
Accounts receivable	(2,070)	(676)
Inventory	(24,165)	(24,649)
Other current assets	(1,739)	1,316
Other non-current assets	(741)	540
Accounts payable and accrued expenses	17,466	12,883
Other current liabilities	(109)	42
Right-of-use obligation - operating leases - current	(105)	430
Right-of-use obligation - operating leases - long-term	(20)	(76)
Other non-current liabilities	(139)	(77)
Net cash provided by operating activities	5,459	981
Investing activities
Additions to property and equipment	(7,797)	(5,398)
Proceeds from sale of property and equipment	44	—
Net cash used in investing activities	(7,753)	(5,398)
Financing activities
Borrowings from revolving loan payable	5,296	90
Payments made on revolving loan payable	(5,296)	(90)
Payments on finance leases	(1,966)	(990)
Net proceeds from issuance of common stock for ESPP	432	—
Statutory tax withholding payment for share-based compensation	—	(3)
Proceeds from exercise of stock options	929	2,779
Net cash (used in) provided by financing activities	(605)	1,786
Effect of exchange rate changes on cash	(21)	(22)
Net change in cash and cash equivalents	(2,920)	(2,653)
Cash and cash equivalents, beginning of period	18,144	35,802
Cash and cash equivalents, end of period	$15,224	$33,149
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use operating asset acquired	$—	$17
Right-of-use finance asset acquired	$7,235	$3,629
Accrued asset purchases	$1,060	$1,954
Share-based compensation expense capitalized in property and equipment	$579	$1,018
Stock issued for services	$81	$389
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$148	$65
Cash paid during the period for interest	$653	$543

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

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of July 2, 2022 and the consolidated results of operations and cash flows for the thirteen and twenty-six weeks ended July 2, 2022 and July 3, 2021. The Company’s results for the interim periods are not necessarily indicative of the results that may be expected for any other interim period, or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 1, 2022, which was filed with the SEC on March 2, 2022 and all our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2021 fiscal year, and throughout the date of this report.

Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months.

Note 2 – Borrowings

The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment, which is subject to a borrowing base derived from certain receivables, inventory, and property and equipment. On June 17, 2022, the Company and JPMorgan Chase Bank entered into an Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) amending and restating in its entirety that certain Credit Agreement dated April 26, 2012, as amended through the Fourteenth Amendment (the “Amendment”). The Amendment provides for the revolving commitment in an aggregated principal amount of $75,000 (formerly $30,000)

and allows for an uncommitted ability to increase the aggregate principal amount by an additional $75,000 to $150,000 (formerly $40,000 maximum), subject to certain terms and conditions.

As of July 2, 2022, our outstanding revolving loan balance was $0. The outstanding standby letters of credit balance as of July 2, 2022 was $620, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) Adjusted Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 1.50% to 2.00% per annum based on the Company's fixed charge coverage ratio, or (b) an “alternate prime base rate” subject to an increase from 0.00% to 0.50% per annum based on the Company’s fixed charge coverage ratio. As of July 2, 2022, the Company’s SOFR based interest rate was 3.33% and the Company’s prime based rate was 4.75%. A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of either 0.20% or 0.25% per annum based on the amount of undrawn availability, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than $9,000 (12% of the aggregate revolving commitment) for three consecutive business days and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $9,000 at all times (with such trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $7,500 (10% of the aggregate revolving commitment), the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 (with the trigger subject to adjustment based on the Company’s revolving commitment). The Credit Agreement requires us to obtain a prior written consent from JPMorgan Chase Bank when we determine to pay any dividends on or make any distribution with respect to our common stock. The Credit Facility matures on June 17, 2027.

Note 3 – Stockholders’ Equity and Share-Based Compensation

Options and Restricted Stock Units

The Company had the following common stock option activity during the twenty-six weeks ended July 2, 2022:

●	Granted options to purchase 0 common shares.
●	Exercise of 602 options to purchase common shares.
●	Forfeiture of 88 options to purchase common shares.
●	Expiration of 15 options to purchase common shares.

The following table summarizes the Company’s restricted stock unit ("RSU") activity for the twenty-six weeks ended July 2, 2022, and details regarding the awards outstanding and exercisable as of July 2, 2022 (in thousands):

		Weighted	Weighted Average
		Average	Grant Date	Aggregate
	Shares	Exercise Price	Fair Value	Intrinsic Value
Vested and expected to vest as of January 1, 2022	3,023	$—
Awarded	2,161	$—
Vested	(736)	$—
Forfeited	(1,208)	$—
Awards outstanding, July 2, 2022	3,240	$—	$11.53	$23,522
Vested and expected to vest as of July 2, 2022	3,240	$—	$11.53	$23,522

During the twenty-six weeks ended July 2, 2022, 242 RSUs that vested were time-based and 494 were performance-based.

For the thirteen and twenty-six weeks ended July 2, 2022, we recorded compensation costs related to stock options and RSUs of $771 and $5,077, respectively, of which $0 and $81 related to common shares issued to consultants as part of their compensation for services provided during those respective periods. For the thirteen and twenty-six weeks ended July 3, 2021, we recorded compensation costs related to stock options and RSUs of $4,210 and $8,290, respectively, of which $389 related to common shares issued to consultants as part of their compensation for services provided during the period. As of July 2, 2022, there was unrecognized compensation expense related to stock options and RSUs of $28,807 that will be expensed through June 2026.

Note 4 – Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income (loss) per share:
Numerator:
Net income (loss) allocable to common shares	$4,118	$2,072	6,221	(650)
Denominator:
Weighted-average common shares outstanding (basic)	54,210	51,684	53,744	50,222
Common equivalent shares from common stock options and restricted stock	3,000	5,438	3,571	—
Weighted-average common shares outstanding (diluted)	57,210	57,122	57,315	50,222
Basic net income (loss) per share	$0.08	$0.04	$0.12	$(0.01)
Diluted net income (loss) per share	$0.07	$0.04	$0.11	$(0.01)

Options and RSUs that were antidilutive and not included in the dilutive earnings per share calculation for the thirteen and twenty-six weeks ended July 2, 2022 amounted to 1,771 and 1,789, respectively, and amounted to 899 for the thirteen weeks ended July 3, 2021. For the twenty-six weeks ended July 3, 2021, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share as the effect of including such securities would have been anti-dilutive.

Note 5 – Income Taxes

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2017-2021 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2018-2021 remain open.

For the thirteen and twenty-six weeks ended July 2, 2022, the effective tax rate for the Company was 0.4% and 1.1%, respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different tax rates, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax on the current period pre-tax income.

For the thirteen and twenty-six weeks ended July 3, 2021, the effective tax rate for the Company was 5.2% and (34.9%), respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different tax rates, certain employee compensation, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax of the current period pre-tax income (loss).

The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the twenty-six weeks ended July 2, 2022, there was no material change from fiscal year ended January 1, 2022 in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
House Brands
Replacement Parts	66%	67%	66%	68%
Hard Parts	19%	19%	21%	18%
Performance	1%	—%	1%	1%

Branded
Replacement Parts	1%	1%	1%	1%
Hard Parts	8%	8%	7%	7%
Performance	5%	5%	4%	5%

Total	100%	100%	100%	100%

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

Industry-wide trends that support our strategy and future growth include:

1.Number of SKUs required to serve the market. The number of automotive SKUs has grown dramatically over the last several years. In today’s market, unless the consumer is driving a high volume produced vehicle and needs a simple maintenance item, the part they need is not typically on the shelf at a brick-and-mortar store. We believe our user-friendly flagship website provides customers with a favorable alternative to the brick-and-mortar shopping experience by offering a comprehensive selection of approximately 806,000 SKUs with detailed product descriptions, attributes and photographs combined with the flexibility of fulfilling orders using both drop-ship and stock-and-ship methods.
2.U.S. vehicle fleet expanding and aging. The average age of U.S. light vehicles, an indicator of auto parts demand, is projected to be near record-highs at 12.1 years in 2022, according to the U.S. Auto Care Association. We believe an increasing vehicle base and rising average age of vehicles will have a positive impact on overall aftermarket parts demand because older vehicles generally require more repairs. In many cases we believe these older vehicles are driven by DIY car owners who are more likely to handle any necessary repairs themselves rather than taking their car to the professional repair shop.
3.Growth of online sales. The U.S. Auto Care Association estimated that overall revenue from online sales of auto parts and accessories would reach over $21 billion by 2025. Improved product availability, lower prices and consumers’ growing comfort with digital platforms are driving the shift to online sales. We believe that we are well positioned for the shift to online sales due to our history of being a leading source for aftermarket automotive parts through our flagship website and online marketplaces.

Impact of COVID-19

The COVID-19 pandemic created uncertainty and challenges on the United States, the Philippines, and global economies and some challenges continued through the second quarter of 2022. Since the onset of the pandemic, our top priority remains the health and safety of our employees as most have continued to work from home, in addition to ensuring our customers continue receiving our high-quality, personalized service. Our distribution centers continue to remain operational while our safety protocols direct employees onsite to continue to adhere to, and follow, the COVID-19 safety guidelines recommended from the Centers for Disease Control and Prevention (CDC).

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

Executive Summary

For the second quarter of 2022, the Company generated net sales of $176,220, compared with $157,536 for the second quarter of 2021, representing an increase of 11.9%. The Company generated net income of $4,118 for the second quarter of 2022 compared to a net income of $2,072 for the second quarter of 2021. The Company’s net income before interest expense, net, income tax provision, depreciation and amortization expense, amortization of intangible assets, plus share-based compensation expense (“Adjusted EBITDA”) of $8,318 in the second quarter of 2022 compared to $8,345 in the second quarter of 2021. Adjusted EBITDA is not a Generally Accepted Accounting Principle (“GAAP”) measure. See the section below titled “Non-GAAP measures” for information regarding our use of Adjusted EBTIDA and a reconciliation from net income (loss).

Net sales increased in the second quarter of 2022 compared to the second quarter of 2021 primarily driven by continued strong demand and the expanded capacity from our Grand Prairie distribution center. Gross profit increased by 16.1% to $61,935 and gross margin increased 120 basis points to 35.1% compared to 33.9% in the second quarter of 2021. The increase in gross margin was primarily driven by favorable product mix and favorable inbound and outbound freight costs in the second quarter of 2022.

Total expenses, which primarily consisted of cost of sales and operating expense, increased in the second quarter of 2022 compared to the same period in 2021. The changes in both cost of sales and operating expense are described in further detail under — “Results of Operations” below.

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

The table below reconciles net income (loss) to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income (loss)	$4,118	$2,072	$6,221	$(650)
Depreciation & amortization	3,308	2,171	6,265	4,550
Amortization of intangible assets	27	27	55	55
Interest expense, net	342	263	633	512
Taxes	17	113	69	168
EBITDA	$7,812	$4,646	$13,243	$4,635
Stock compensation expense	$506	$3,699	$4,498	$7,272
Adjusted EBITDA	$8,318	$8,345	$17,741	$11,907

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.9	66.1	64.0	66.1
Gross profit	35.1	33.9	36.0	33.9
Operating expense	32.7	32.4	34.0	34.0
Income (loss) from operations	2.4	1.5	2.0	(0.1)
Other income (expense):
Other income, net	0.1	0.1	0.1	0.1
Interest expense	(0.2)	(0.2)	(0.2)	(0.2)
Total other expense, net	(0.1)	(0.1)	(0.1)	(0.1)
Income (loss) before income taxes	2.3	1.4	1.8	(0.2)
Income tax provision	0.0	0.1	0.0	0.0
Net income (loss)	2.3%	1.3%	1.8%	(0.2)%

Thirteen and Twenty-Six Weeks Ended July 2, 2022 Compared to the Thirteen and Twenty-Six Weeks Ended July 3, 2021

Net Sales and Gross Margin

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021

	(in thousands)		(in thousands)
Net sales	$176,220	$157,536	$342,273	$302,338
Cost of sales	114,285	104,187	219,176	199,815
Gross profit	$61,935	$53,349	$123,097	$102,523
Gross margin	35.1%	33.9%	36.0%	33.9%

Net sales increased $18,684, or 11.9%, for the second quarter of 2022 compared to the second quarter of 2021. Net sales increased $39,935, or 13.2%, for the twenty-six weeks ended July 2, 2022 (“YTD Q2 2022”) compared to the same period in 2021. The net sales increase was primarily driven by continued strong demand and the expanded capacity from our Grand Prairie distribution center.

Gross profit increased $8,586 or 16.1%, for the second quarter of 2022 compared to the same period of 2021 and increased $20,574, or 20.1%, in YTD Q2 2022 compared to the same period of 2021. Gross margin increased 120 basis points to 35.1% in the second quarter of 2022 compared to 33.9% in the second quarter of 2021. Gross margin increased

210 basis points to 36.0% for YTD Q2 2022 compared to 33.9% in the same period of 2021. The increase in gross margin was primarily driven by favorable product mix and favorable inbound and outbound freight costs in the second quarter of 2022 and YTD Q2 2022.

Operating Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021

	(in thousands)		(in thousands)
Operating expense	$57,644	$51,013	$116,415	$102,685
Percent of net sales	32.7%	32.4%	34.0%	34.0%

Operating expense increased $6,631, or 13.0% for the second quarter of 2022 and increased $13,730, or 13.4%, in YTD Q2 2022 compared to the same period in 2021 primarily due to an increase in fulfillment expense. The increase in fulfillment expense was primarily due to a higher number of fulfilled orders and inventory receipts as well as additional expenses related to the opening of the Jacksonville, Florida distribution center.

Total Other Expense, Net

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021

	(in thousands)		(in thousands)
Other expense, net	$(156)	$(151)	$(392)	$(320)
Percent of net sales	(0.1)%	(0.1)%	(0.1)%	(0.1)%

Total other expense, net, increased $5, or 3.3%, and increased $72, or 22.5%, for the second quarter and YTD Q2 2022, respectively, compared to the same periods in 2021 The increase was primarily due to an increase in interest expense primarily attributable to the higher utilization of our revolving loan during the second quarter of 2022 and YTD Q2 2022 compared to the same periods in 2021.

Income Tax Provision

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021

	(in thousands)		(in thousands)
Income tax provision	$17	$113	$69	$168
Percent of net sales	0.0%	0.1%	0.0%	0.1%

For the thirteen and twenty-six weeks ended July 2, 2022, the effective tax rate for the Company was 0.4% and 1.1%, respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different tax rates, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offsets the tax on the current period pre-tax income.

For the thirteen and twenty-six weeks ended July 3, 2021, the effective tax rate for the Company was 5.2% and (34.9)%. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different tax rates, certain employee compensation, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax of the current period pre-tax income (loss).

The Company accounts for income taxes in accordance with ASC Topic 740 – Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the twenty-six weeks ended July 2, 2022, there was no material change from fiscal year ended January 1, 2022 in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

Foreign Currency

The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations.

Liquidity and Capital Resources

Sources of Liquidity

During the twenty-six weeks ended July 2, 2022, we primarily funded our operations with cash and cash equivalents generated from operations. As of July 2, 2022, our outstanding revolving loan balance under our Credit Facility was $0. We had cash and cash equivalents of $15,224 as of July 2, 2022, representing a $2,920 decrease from $18,144 of cash as of January 1, 2022. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our Credit Facility will be sufficient to finance our operations through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).

As of July 2, 2022, our Credit Facility provided for a revolving commitment of up to $75,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment (see “Debt and Available Borrowing Resources” below).

Working Capital

As of July 2, 2022 and January 1, 2022, our working capital was $78,814 and $71,808, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the twenty-six weeks ended July 2, 2022 and July 3, 2021 (in thousands):

	Twenty-Six Weeks Ended
	July 2, 2022	July 3, 2021
Net cash provided by operating activities	$5,459	$981
Net cash used in investing activities	(7,753)	(5,398)
Net cash (used in) provided by financing activities	(605)	1,786
Effect of exchange rate changes on cash	(21)	(22)
Net change in cash and cash equivalents	$(2,920)	$(2,653)

Operating Activities

Net cash provided by operating activities for the twenty-six weeks ended July 2, 2022 and July 3, 2021 was $5,459 and $981, respectively. The increase was primarily driven by the generation of net income, primarily offset by the net decrease of non-cash charges mainly attributable to the decrease in share-based compensation expense.

Investing Activities

For the twenty-six weeks ended July 2, 2022 and July 3, 2021, net cash used in investing activities was primarily the result of additions to property and equipment ($7,797 and $5,398, respectively), which are mainly related to capitalized website and software development costs.

Financing Activities

Net cash used in financing activities was $605 for the twenty-six weeks ended July 2, 2022, primarily due to $1,966 of payments on finance leases, partially offset by $929 of proceeds from stock option exercises. Net cash provided by financing activities was $1,786 for the twenty-six weeks ended July 3, 2021, primarily due to $2,779 of proceeds from exercises of stock options, partially offset by $990 of payments on finance leases.

Debt and Available Borrowing Resources

Total debt was $21,091 as of July 2, 2022 compared to $15,821 as of January 1, 2022 and primarily consists of right-of-use obligations - finance.

The Company maintains a Credit Facility that provides for, among other things, a revolving commitment, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. On June 17, 2022, the Company and JPMorgan Chase Bank entered into an Amended Credit Agreement amending and restating in its entirety that certain Credit Agreement dated April 26, 2012, as amended through the Amendment. The Amendment provides for the revolving commitment in an aggregate principal amount of up to $75,000 (formerly $30,000) and allows for an uncommitted ability to increase the aggregate principal amount by an additional $75,000 to $150,000 (formerly $40,000 maximum), subject to certain terms and conditions.

As of July 2, 2022, our outstanding revolving loan balance was $0. The outstanding standby letters of credit balance as of July 2, 2022 was $620, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet. We used the trade letters of credit in the ordinary course of business to satisfy certain vendor obligations.

Loans drawn under the Credit Facility bear interest at a per annum rate equal to either (a) SOFR plus an applicable margin of 1.50% to 2.00% per annum based on the Company’s fixed charge coverage ratio, or (b) an “alternate prime base rate” subject to an increase from 0.00% to 0.50% per annum based on the Company’s fixed charge coverage ratio. As of July 2, 2022, the Company’s SOFR based interest rate was 3.33% and the Company’s prime based rate was 4.75%. A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of either 0.20% or 0.25% per annum based on the amount of undrawn availability, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $9,000 for three consecutive business days, and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $9,000 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $7,500 the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. The Credit Facility matures on June 17, 2027.

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

There were no significant changes to our critical accounting policies during the thirteen weeks ended July 2, 2022. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations (for further detail, refer to our Annual Report on Form 10-K that we filed with the SEC on March 2, 2022):

●	Valuation of Inventory – Inventory Reserve

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.

Interest Rate Risk

We are subject to interest rate risk in connection with our revolving loan under our Credit Facility, which bears an interest rate based on a SOFR, plus an applicable margin, and a prime based rate.

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

Risk Factors Summary

Our business and industry are subject to a number of risks that could adversely affect our business, financial condition and operating results. These risks are discussed in more detail below and include, but are not limited to, risks related to the following:

Risks Related To Our Operations

●	Our financial condition and results of operations may be adversely affected by a prolonged coronavirus outbreak.
●	We are dependent upon relationships with suppliers in Taiwan and China for the majority of our products.
●	We depend on third-party delivery services, both inbound and outbound, to deliver our products to our distribution centers and customers, and any increases in the fees could adversely affect our financial condition.
●	Higher wage costs due to changes in federal and state minimum wage laws could adversely affect our business.
●	If commodity prices such as fuel, plastic and steel increase, our margins may be negatively impacted.
●	Purchasers of aftermarket auto parts may not choose to shop online.
●	Shifting online consumer behavior of purchasers of aftermarket auto parts.
●	If hosts of third-party marketplaces limit our access, we could lose a substantial portion of our revenues.
●	We recorded a net loss for fiscal year 2021 and it is possible that net losses could continue in the future.
●	Our operations are restricted by our Credit Agreement, and our ability to borrow funds under our Credit Facility is subject to a borrowing base.
●	If our assets become impaired, we may be required to record a significant charge to earnings.
●	We are highly dependent upon key suppliers.
●	Inability to manage the challenges associated with our international operations.
●	If our fulfillment operations are interrupted for any significant period of time, our sales could decline.
●	We face intense competition and operate in an industry with limited barriers to entry.
●	Failure to offer a broad selection of products at competitive prices or to maintain sufficient inventory.
●	We rely on key personnel and may need additional personnel for the success and growth of our business.
●	As a result of our international operations, we have foreign exchange risk.
●	Our product catalog database could be stolen, misappropriated or damaged, or a competitor might create a substantially similar catalog without infringing our rights.
●	Economic conditions have had, and may continue to have an adverse effect on the demand for aftermarket auto parts and could adversely affect our sales and operating results.
●	The seasonality of our business places increased strain on our operations.
●	Vehicle miles driven have fluctuated and may decrease.
●	We will be required to collect and pay more sales taxes, and possibly for other fees and penalties.
●	Our ability to use net operating loss carryforwards to offset future income may be limited.
●	Our estimate of the size of our addressable market may prove to be inaccurate.

Regulatory And Litigation Risks

●	Possible new tariffs that might be imposed by the United States government.

●	We face exposure to product liability lawsuits.
●	Failure to comply with privacy laws and regulations and failure to adequately protect customer data.
●	The regulatory framework is constantly evolving, and privacy concerns could adversely affect our business.
●	Challenges by OEMs to the validity of the auto parts industry and claims of intellectual property infringement.
●	Inability to protect our intellectual property rights.
●	We could incur substantial judgments, fines, legal fees and other costs relating to litigation matters or certain laws and governmental regulations.
●	Changes in tax laws or regulations that are applied adversely to us or our customers.
●	Existing or future government regulation could expose us to liabilities and costly changes in our business.
●	We may be affected by global climate change or by legal, regulatory, or market responses to such change.
●	Potential impact from future regulation related to environmental, social and governance (“ESG”) matters.

Risks Related To Our Use Of Technology

●	We depend on search engines and other online sources to attract visitors to our websites and marketplace channels, and the ability to attract and convert them into customers in a cost-effective manner.
●	We rely on bandwidth and data center providers, and any failure or interruption in the services provided could disrupt our business and cause us to lose customers.
●	Security threats, such as ransomware attacks, to our IT infrastructure could expose us to liability, business interruption and significant damages, and may damage our reputation and business.
●	Dependence on open-source software could expose us to uncertainty and potential liability.
●	System failures could prevent access to our websites which could reduce our net sales and harm our reputation.
●	Problems with the design, updating, integration or implementation of our IT systems could interfere with our business and operations.
●	Inability to respond to technological change causing our websites to become obsolete.
●	Use of social media may adversely impact our reputation or subject us to fines or other penalties.

Risks Related To Our Capital Stock

●	Our common stock price may continue to be volatile, which may result in losses to our stockholders.
●	Our future operating results may fluctuate and may fail to meet market expectations.
●	Failure to maintain an effective system of internal control over financial reporting or comply with Section 404 of the Sarbanes-Oxley Act of 2002 could cause our stock price to decline.
●	Our charter documents could deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.
●	We do not intend to pay dividends on our common stock.
●	Future capital raises may dilute our existing stockholders’ ownership.

Risks Related To Our Operations

While our financial condition and results of operations for the second quarter of 2022 were not significantly adversely affected by the recent coronavirus outbreak, a prolonged outbreak potentially could affect fiscal year 2022 or beyond.

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

Third-party marketplaces account for a significant portion of our revenues. Our sales on eBay and Amazon represented a combined 34.0% of total sales in the twenty-six weeks ended July 2, 2022. We anticipate that sales of our products on third-party marketplaces will continue to account for a significant portion of our revenues. In the future, the loss of access to these third-party marketplaces, or any significant cost increases from operating on the marketplaces, could significantly reduce our revenues, and the success of our business depends partly on continued access to these third-party marketplaces. Our relationships with our third-party marketplace providers could deteriorate as a result of a variety of factors, such as if they become concerned about our ability to deliver quality products on a timely basis or to protect a third-party’s intellectual property. In addition, third-party marketplace providers could prohibit our access to these marketplaces if we are not able to meet the applicable required terms of use. Loss of access to a marketplace channel could result in lower sales, and as a result, our business and financial results may suffer.

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

We maintain a Credit Facility that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $75,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment. Our Credit Facility also provides for an option to increase the aggregate principal amount from $75,000 to $150,000, subject to certain terms and conditions. Our Credit Agreement includes a number of restrictive covenants. These covenants could impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. Specifically, such covenants restrict our ability and, if applicable, the ability of our subsidiaries to, among other things:

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

In addition, our Credit Facility is subject to a borrowing base derived from certain of our receivables, inventory, property and equipment. In the event that components of the borrowing base are adversely affected for any reason, including adverse market conditions or downturns in general economic conditions, we could be restricted in the amount of funds we can borrow under the Credit Facility. Furthermore, in the event that components of the borrowing base decrease to a level below the amount of loans then-outstanding under the Credit Facility, we could be required to immediately repay loans to the extent of such shortfall. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Facility. The cash dominion period is triggered in an event of default or if excess availability is less than the $9,000 for three consecutive business days, and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $9,000 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $7,500 the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. If any of these events were to occur, it could severely impact our liquidity and capital resources, limit our ability to operate our business and could have a material adverse effect on our financial condition and results of operations.

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

We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures and general operating expenses. In addition, if we need to refinance our debt, or obtain additional debt financing or sell assets or equity to satisfy our debt service obligations, we may not be able to do so on commercially reasonable terms, if at all. If this were to occur, we may need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations. The Company’s outstanding letters of credit balance as of July 2, 2022 was $620, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet.

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

Our top ten suppliers represented approximately 53% of our total product purchases during the twenty-six weeks ended July 2, 2022. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For the twenty-six weeks ended July 2, 2022, our product purchases from three drop-ship suppliers represented approximately 8% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

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

It is essential to our business strategy that our technology and network infrastructure remain secure and is perceived by our customers to be secure. Despite security measures, however, any network infrastructure may be vulnerable to cyber-attacks. Information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign private parties and state actors. As a leading online source for automotive aftermarket parts, we have in the past experienced and we could continue to face cyber-attacks that attempt to penetrate our network security, including our data centers, to sabotage or otherwise disable our network of websites and online marketplaces, misappropriate our or our customers’ proprietary information, which may include personally identifiable information, or cause interruptions of our internal systems and services. For example, in June 2020, we were the subject of a ransomware attack on our network that briefly disrupted access to some of our systems. This was our only known breach of our cyber-security systems over the past three years. Although we did not pay the ransomware and did not incur any fines or settlements, we did incur out of pocket expenses costs related to this incident of $100,000. If successful, any of these attacks could negatively affect our reputation, damage our network infrastructure and our ability to sell our products, harm our relationship with customers that are affected and expose us to financial liability.

Our management team reports quarterly to our Audit Committee regarding our cyber-security programs. We maintain cyber-security insurance and a comprehensive system of preventive and forensic controls through our security programs, including, but not limited to external audits, and security training programs. However, given the rapidly evolving nature and proliferation of cyber threats, our controls may not prevent or identify all such attacks in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems and operations, and we cannot eliminate the risk of human error or employee or vendor malfeasance.

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

We recently implemented a new enterprise resource planning system, and we may occasionally update or integrate our other IT systems, problems with the design, integration or implementation of these systems could interfere with our business and operations.

We were engaged in a multi-year implementation of a new global enterprise resource planning system (ERP) that was recently successfully implemented. The ERP is designed to accurately maintain the company's books and records and provide information to the company's management team important to the operation of the business. The Company's ERP has required the investment of significant human and financial resources. If we are unable to successfully implement any new IT systems, update or integrate our existing systems at times when necessary, our financial positions, results of operations and cash flows could be negatively impacted.

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

Since the completion of our initial public offering in February 2007 through July 2, 2022, the trading price of our common stock has been volatile, ranging from a high of $23.26 per share to a low per share of $0.88. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

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

While management has concluded that our internal controls over financial reporting were effective as of July 2, 2022, we have in the past identified, and could in the future identify, a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.

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
10.1

Amended and Restated Credit Agreement, dated as of June 17, 2022, by and among CarParts.com, Inc., certain of its wholly owned domestic subsidiaries and JPMorgan Chase Bank, N.A., as a lender and as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2022).

10.2

Amended and Restated Pledge and Security Agreement, dated as of June 17, 2022, by and among CarParts.com, Inc., certain of its wholly owned domestic subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2022).

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

Date:	August 2, 2022	CARPARTS.COM, INC.

		By:	/s/ David Meniane
David Meniane
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Ryan Lockwood
Ryan Lockwood
Chief Financial Officer
(Principal Financial Officer)