Form 10-Q
period 2022-10-01
CarParts.com, Inc.
filed 2022-11-10
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2022

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

As of November 3, 2022, the registrant had 54,559,500 shares of common stock outstanding, $0.001 par value.

CARPARTS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 1, 2022

		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	4
	Consolidated Balance Sheets (Unaudited) at October 1, 2022 and January 1, 2022	4
	Consolidated Statements of Operations and Comprehensive Operations (Unaudited) for the Thirteen and Thirty-nine Weeks Ended October 1, 2022 and October 2, 2021	5
	Consolidated Statements of Stockholders’ Equity (Unaudited) for the Thirteen and Thirty-nine Weeks Ended October 1, 2022 and October 2, 2021	6
	Consolidated Statements of Cash Flows (Unaudited) for the Thirty-nine Weeks Ended October 1, 2022 and October 2, 2021	7
	Notes to Consolidated Financial Statements (Unaudited)	8
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	20
ITEM 4.	Controls and Procedures	21

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	21
ITEM 1A.	Risk Factors	21
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
ITEM 3.	Defaults Upon Senior Securities	43
ITEM 4.	Mine Safety Disclosures	43
ITEM 5.	Other Information	43
ITEM 6.	Exhibits	44

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, In Thousands, Except Par Value Data)

	October 1,	January 1,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$16,654	$18,144
Accounts receivable, net	9,501	5,015
Inventory, net	154,751	138,851
Other current assets	6,703	6,592
Total current assets	187,609	168,602
Property and equipment, net	25,021	20,736
Right-of-use - assets - operating leases, net	25,042	28,680
Right-of-use - assets - finance leases, net	19,705	15,130
Other non-current assets	2,612	2,188
Total assets	$259,989	$235,336
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$68,208	$67,372
Accrued expenses	19,997	17,517
Customer deposits	250	826
Right-of-use - obligation - operating, current	4,429	4,201
Right-of-use - obligation - finance, current	4,614	2,953
Other current liabilities	4,186	3,925
Total current liabilities	101,684	96,794
Revolving loan payable	5,000	—
Right-of-use - obligation - operating, non-current	22,402	26,367
Right-of-use - obligation - finance, non-current	15,997	12,868
Other non-current liabilities	3,323	3,739
Total liabilities	148,406	139,768
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 54,558 and 52,960 shares issued and outstanding as of October 1, 2022 and January 1, 2022 (of which 2,565 are treasury stock)	57	56
Treasury stock	(7,625)	(7,625)
Additional paid-in capital	293,450	282,663
Accumulated other comprehensive gain	228	274
Accumulated deficit	(174,527)	(179,800)
Total stockholders’ equity	111,583	95,568
Total liabilities and stockholders' equity	$259,989	$235,336

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Net sales	$164,807	$141,846	$507,080	$444,184
Cost of sales (1)	108,659	94,513	327,835	294,328
Gross profit	56,148	47,333	179,245	149,856
Operating expense	56,729	51,668	173,144	154,353
(Loss) income from operations	(581)	(4,335)	6,101	(4,497)
Other income (expense):
Other, net	117	24	363	221
Interest expense	(435)	(309)	(1,073)	(826)
Total other expense, net	(318)	(285)	(710)	(605)
(Loss) income before income taxes	(899)	(4,620)	5,391	(5,102)
Income tax provision	49	39	118	207
Net (loss) income	(948)	(4,659)	5,273	(5,309)
Other comprehensive (loss) gain:
Foreign currency translation adjustments	—	60	124	90
Unrealized (loss) gain on deferred compensation trust assets	(36)	(5)	(170)	68
Total other comprehensive (loss) gain	(36)	55	(46)	158
Comprehensive (loss) income	$(984)	$(4,604)	$5,227	$(5,151)
Net (loss) income per share:
Basic net (loss) income per share	$(0.02)	$(0.09)	$0.10	$(0.10)
Diluted net (loss) income per share	$(0.02)	$(0.09)	$0.09	$(0.10)
Weighted-average common shares outstanding:
Shares used in computation of basic net (loss) income per share	54,481	52,264	54,009	50,903
Shares used in computation of diluted net (loss) income per share	54,481	52,264	57,283	50,903
(1)	Excludes depreciation and amortization expense which is included in operating expense.

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, In Thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	(Loss) Income	Deficit	Equity
Balance, January 2, 2021	48,091	$51	$260,260	$(7,146)	$(215)	$(169,461)	$83,489
Net loss	—	—	—	—	—	(2,722)	(2,722)
Issuance of shares in connection with stock option exercise	130	—	163	—	—	—	163
Issuance of shares in connection with restricted stock units vesting	2,382	2	(6)	—	—	—	(4)
Issuance of shares in connection with BOD fees	—	—	6	—	—	—	6
Share-based compensation	—	—	4,080	—	—	—	4,080
Unrealized gain on deferred compensation trust assets	—	—	—	—	35	—	35
Effect of changes in foreign currencies	—	—	—	—	14	—	14
Balance, April 3, 2021	50,603	53	264,503	(7,146)	(166)	(172,183)	85,061
Net income	—	—	—	—	—	2,072	2,072
Issuance of shares in connection with stock option exercise	1,463	2	2,615	—	—	—	2,617
Issuance of stock awards	118	—	389	—	—	—	389
Issuance of shares in connection with BOD fees	—	—	6	—	—	—	6
Share-based compensation	—	—	3,821	—	—	—	3,821
Unrealized gain on deferred compensation trust assets	—	—	—	—	38	—	38
Effect of changes in foreign currencies	—	—	—	—	16	—	16
Balance, July 3, 2021	52,184	$55	$271,334	$(7,146)	$(112)	$(170,111)	$94,020
Net loss	—	—	—	—	—	(4,659)	(4,659)
Issuance of shares in connection with stock option exercise	108	—	451	—	—	—	451
Issuance of shares in connection with restricted stock units vesting	109	—	—	—	—	—	—
Issuance of stock awards	14	—	233	—	—	—	233
Issuance of shares in connection with BOD fees	—	—	6	—	—	—	6
Share-based compensation	—	—	4,364	—	—	—	4,364
Unrealized loss on deferred compensation trust assets	—	—	—	—	(5)	—	(5)
Effect of changes in foreign currencies	—	—	—	—	60	—	60
Balance, October 2, 2021	52,415	$55	$276,388	$(7,146)	$(57)	$(174,770)	$94,470

Balance, January 1, 2022	52,960	56	282,663	(7,625)	274	(179,800)	95,568
Net income	—	—	—	—	—	2,103	2,103
Issuance of shares in connection with stock option exercise	533	—	792	—	—	—	792
Issuance of shares in connection with restricted stock units vesting	519	1	(1)	—	—	—	—
Issuance of stock awards to consultants	10	—	81	—	—	—	81
Issuance of shares in connection with BOD fees	—	—	6	—	—	—	6
Issuance of shares in connection with ESPP	45	—	431	—	—	—	431
Officers and directors stock purchase plan	3	—	23	—	—	—	23
Share-based compensation	—	—	4,225	—	—	—	4,225
Unrealized loss on deferred compensation trust assets	—	—	—	—	(34)	—	(34)
Effect of changes in foreign currencies	—	—	—	—	20	—	20
Balance, April 2, 2022	54,070	$57	$288,220	$(7,625)	$260	$(177,697)	$103,215
Net income	—	—	—	—	—	4,118	4,118
Issuance of shares in connection with stock option exercise	70	—	136	—	—	—	136
Issuance of shares in connection with restricted stock units vesting	220	—	—	—	—	—	—
Issuance of shares in connection with BOD fees	—	—	6	—	—	—	6
Officers and directors stock purchase plan	—	—	4	—	—	—	4
Share-based compensation	—	—	771	—	—	—	771
Unrealized loss on deferred compensation trust assets	—	—	—	—	(100)	—	(100)
Effect of changes in foreign currencies	—	—	—	—	104	—	104
Balance, July 2, 2022	54,360	$57	$289,137	$(7,625)	$264	$(173,579)	$108,254
Net loss	—	—	—	—	—	(948)	(948)
Issuance of shares in connection with stock option exercise	63	—	184	—	—	—	184
Issuance of shares in connection with restricted stock units vesting	72	—	—	—	—	—	—
Issuance of shares in connection with BOD fees	1	—	6	—	—	—	6
Issuance of shares in connection with ESPP	62	—	363	—	—	—	363
Share-based compensation	—	—	3,760	—	—	—	3,760
Unrealized loss on deferred compensation trust assets	—	—	—	—	(36)	—	(36)
Balance, October 1, 2022	54,558	$57	$293,450	$(7,625)	$228	$(174,527)	$111,583

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, In Thousands)

	Thirty-Nine Weeks Ended
	October 1,	October 2,
	2022	2021
Operating activities
Net income (loss)	$5,273	$(5,309)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	9,671	7,123
Amortization of intangible assets	81	83
Share-based compensation expense	7,786	11,277
Stock awards issued for non-employee director service	17	17
Stock awards related to officers and directors stock purchase plan from payroll deferral	27	—
(Gain) loss from disposition of assets	(41)	15
Amortization of deferred financing costs	37	13
Changes in operating assets and liabilities:
Accounts receivable	(4,624)	(1,737)
Inventory	(15,900)	(42,453)
Other current assets	(124)	1,580
Other non-current assets	(745)	556
Accounts payable and accrued expenses	4,524	19,477
Other current liabilities	(315)	266
Right-of-use obligation - operating leases - current	279	960
Right-of-use obligation - operating leases - long-term	(108)	(331)
Other non-current liabilities	(136)	114
Net cash provided by (used in) operating activities	5,702	(8,349)
Investing activities
Additions to property and equipment	(10,546)	(8,434)
Proceeds from sale of property and equipment	44	27
Net cash used in investing activities	(10,502)	(8,407)
Financing activities
Borrowings from revolving loan payable	10,351	105
Payments made on revolving loan payable	(5,351)	(105)
Payments on finance leases	(3,099)	(1,566)
Net proceeds from issuance of common stock for ESPP	794	—
Statutory tax withholding payment for share-based compensation	—	(3)
Proceeds from exercise of stock options	1,113	3,230
Net cash provided by financing activities	3,808	1,661
Effect of exchange rate changes on cash	(498)	(27)
Net change in cash and cash equivalents	(1,490)	(15,122)
Cash and cash equivalents, beginning of period	18,144	35,802
Cash and cash equivalents, end of period	$16,654	$20,680
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use operating asset acquired	$—	$4,075
Right-of-use finance asset acquired	$7,889	$4,257
Accrued asset purchases	$859	$1,727
Share-based compensation expense capitalized in property and equipment	$1,051	$1,610
Stock issued for services	$81	$622
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$175	$77
Cash paid during the period for interest	$1,011	$811

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

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of October 1, 2022 and the consolidated results of operations and cash flows for the thirteen and thirty-nine weeks ended October 1, 2022 and October 2, 2021. The Company’s results for the interim periods are not necessarily indicative of the results that may be expected for any other interim period, or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 1, 2022, which was filed with the SEC on March 2, 2022 and all our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2021 fiscal year, and throughout the date of this report.

Effective July 3, 2022, management reassessed our functional currency determination for our Philippines subsidiary in accordance with ASC 830, Foreign Currency Matters, and concluded a change in the functional currency was appropriate from the local currency to the U.S. dollar, our reporting currency. As a result, the change in the Philippines subsidiary’s functional currency has been applied on a prospective basis in accordance with ASC 830. Effective as of July 3, 2022, foreign currency gains and losses are now included in net (loss) income. Any translation gains and losses that were previously recorded in accumulated other comprehensive gain remain unchanged through July 2, 2022.

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

As of October 1, 2022, our outstanding revolving loan balance was $5,000. The outstanding standby letters of credit balance as of October 1, 2022 was $620, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) Adjusted Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 1.50% to 2.00% per annum based on the Company's fixed charge coverage ratio, or (b) an “alternate prime base rate” subject to an increase from 0.00% to 0.50% per annum based on the Company’s fixed charge coverage ratio. As of October 1, 2022, the Company’s SOFR based interest rate was 4.70% and the Company’s prime based rate was 6.25%. A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of either 0.20% or 0.25% per annum based on the amount of undrawn availability, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than $9,000 (12% of the aggregate revolving commitment) for three consecutive business days and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $9,000 at all times (with such trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $7,500 (10% of the aggregate revolving commitment), the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 (with the trigger subject to adjustment based on the Company’s revolving commitment). The Credit Agreement requires us to obtain a prior written consent from JPMorgan Chase Bank when we determine to pay any dividends on or make any distribution with respect to our common stock. The Credit Facility matures on June 17, 2027.

Note 3 – Stockholders’ Equity and Share-Based Compensation

Options and Restricted Stock Units

The Company had the following common stock option activity during the thirty-nine weeks ended October 1, 2022:

●	Granted options to purchase 0 common shares.
●	Exercise of 665 options to purchase common shares.
●	Forfeiture of 538 options to purchase common shares.
●	Expiration of 15 options to purchase common shares.

The following table summarizes the Company’s restricted stock unit ("RSU") activity for the thirty-nine weeks ended October 1, 2022, and details regarding the awards outstanding and exercisable as of October 1, 2022 (in thousands):

		Weighted	Weighted Average
		Average	Grant Date	Aggregate
	Shares	Exercise Price	Fair Value	Intrinsic Value
Vested and expected to vest as of January 1, 2022	3,023	$—
Awarded	2,209	$—
Vested	(808)	$—
Forfeited	(1,255)	$—
Awards outstanding, October 1, 2022	3,169	$—	$10.66	$16,382
Vested and expected to vest as of October 1, 2022	3,169	$—	$10.66	$16,382

During the thirty-nine weeks ended October 1, 2022, 273 RSUs that vested were time-based and 535 were performance-based.

For the thirteen and thirty-nine weeks ended October 1, 2022, we recorded compensation costs related to stock options and RSUs of $3,760 and $8,837, respectively, of which $0 and $81 related to common shares issued to consultants as part of their compensation for services provided during those respective periods. For the thirteen and thirty-nine weeks ended October 2, 2021, we recorded compensation costs related to stock options and RSUs of $4,597 and $12,887, respectively, of which $233 and $622, respectively, related to common shares issued to consultants as part of their compensation for services provided during the periods. As of October 1, 2022, there was unrecognized compensation expense related to stock options and RSUs of $24,422 that will be expensed through September 2026.

Note 4 – Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net (loss) income per share:
Numerator:
Net (loss) income allocable to common shares	$(948)	$(4,659)	5,273	(5,309)
Denominator:
Weighted-average common shares outstanding (basic)	54,481	52,264	54,009	50,903
Common equivalent shares from common stock options and restricted stock	—	—	3,274	—
Weighted-average common shares outstanding (diluted)	54,481	52,264	57,283	50,903
Basic net (loss) income per share	$(0.02)	$(0.09)	$0.10	$(0.10)
Diluted net (loss) income per share	$(0.02)	$(0.09)	$0.09	$(0.10)

Options and RSUs that were antidilutive and not included in the dilutive earnings per share calculation for the thirty-nine weeks ended October 1, 2022 amounted to 1,590. For the thirteen weeks ended October 1, 2022 and October 2, 2021, and the thirty-nine weeks ended October 2, 2021, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share as the effect of including such securities would have been anti-dilutive.

Note 5 – Income Taxes

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2017-2021 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2018-2021 remain open.

For the thirteen and thirty-nine weeks ended October 1, 2022, the effective tax rate for the Company was (5.5)% and 2.2%, respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different tax rates, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax on the current period pre-tax (loss) income.

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

The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the thirty-nine weeks ended October 1, 2022, there was no material change from fiscal year ended January 1, 2022 in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
House Brands
Replacement Parts	68%	67%	67%	68%
Hard Parts	18%	18%	20%	18%
Performance	1%	—%	1%	—%

Branded
Replacement Parts	1%	1%	1%	1%
Hard Parts	7%	8%	7%	8%
Performance	5%	6%	4%	5%

Total	100%	100%	100%	100%

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

Industry-wide trends that support our strategy and future growth include:

1.Number of SKUs required to serve the market. The number of automotive SKUs has grown dramatically over the last several years. In today’s market, unless the consumer is driving a high volume produced vehicle and needs a simple maintenance item, the part they need is not typically on the shelf at a brick-and-mortar store. We believe our user-friendly flagship website provides customers with a favorable alternative to the brick-and-mortar shopping experience by offering a comprehensive selection of approximately 874,000 SKUs with detailed product descriptions, attributes and photographs combined with the flexibility of fulfilling orders using both drop-ship and stock-and-ship methods.
2.U.S. vehicle fleet expanding and aging. The average age of U.S. light vehicles, an indicator of auto parts demand, is projected to be near record-highs at 12.2 years in 2022, according to the U.S. Auto Care Association. We believe an increasing vehicle base and rising average age of vehicles will have a positive impact on overall aftermarket parts demand because older vehicles generally require more repairs. In many cases we believe these older vehicles are driven by DIY car owners who are more likely to handle any necessary repairs themselves rather than taking their car to the professional repair shop.
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

Impact of COVID-19

The COVID-19 pandemic created uncertainty and challenges on the United States, the Philippines, and global economies and some challenges continued through the third quarter of 2022. Since the onset of the pandemic, our top priority remains the health and safety of our employees as most have continued to work from home, in addition to ensuring our customers continue receiving our high-quality, personalized service. Our distribution centers continue to remain operational while our safety protocols direct employees onsite to continue to adhere to, and follow, the COVID-19 safety guidelines recommended from the Centers for Disease Control and Prevention (CDC).

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

Executive Summary

For the third quarter of 2022, the Company generated net sales of $164,807, compared with $141,846 for the third quarter of 2021, representing an increase of 16.2%. The Company incurred a net loss of $948 for the third quarter of 2022 compared to a net loss of $4,659 for the third quarter of 2021. The Company’s net (loss) income before interest expense, net, income tax provision, depreciation and amortization expense, amortization of intangible assets, plus share-based compensation expense (“Adjusted EBITDA”) of $6,254 in the third quarter of 2022 compared to $2,295 in the third quarter of 2021. Adjusted EBITDA is not a Generally Accepted Accounting Principle (“GAAP”) measure. See the section below titled “Non-GAAP measures” for information regarding our use of Adjusted EBTIDA and a reconciliation from net income (loss).

Net sales increased in the third quarter of 2022 compared to the third quarter of 2021 primarily driven by continued strong demand. Gross profit increased by 18.6% to $56,148 and gross margin increased 70 basis points to 34.1% compared to 33.4% in the third quarter of 2021. The increase in gross margin was primarily driven by favorable product mix and favorable inbound and outbound freight costs in the third quarter of 2022.

Total expenses, which primarily consisted of cost of sales and operating expense, increased in the third quarter of 2022 compared to the same period in 2021. The changes in both cost of sales and operating expense are described in further detail under — “Results of Operations” below.

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

The table below reconciles net (loss) income to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net (loss) income	$(948)	$(4,659)	$5,273	$(5,309)
Depreciation & amortization	3,406	2,573	9,671	7,123
Amortization of intangible assets	26	28	81	83
Interest expense, net	433	309	1,066	821
Taxes	49	39	118	207
EBITDA	$2,966	$(1,710)	$16,209	$2,925
Stock compensation expense	$3,288	$4,005	$7,786	$11,277
Adjusted EBITDA	$6,254	$2,295	$23,995	$14,202

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.9	66.6	64.7	66.3
Gross profit	34.1	33.4	35.3	33.7
Operating expense	34.4	36.4	34.1	34.7
(Loss) income from operations	(0.3)	(3.0)	1.2	(1.0)
Other income (expense):
Other income, net	0.0	0.0	0.0	0.0
Interest expense	(0.3)	(0.3)	(0.2)	(0.2)
Total other expense, net	(0.3)	(0.3)	(0.2)	(0.2)
(Loss) income before income taxes	(0.6)	(3.3)	1.0	(1.2)
Income tax provision	0.0	0.0	0.0	0.0
Net (loss) income	(0.6)%	(3.3)%	1.0%	(1.2)%

Thirteen and Thirty-Nine Weeks Ended October 1, 2022 Compared to the Thirteen and Thirty-Nine Weeks Ended October 2, 2021

Net Sales and Gross Margin

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021

	(in thousands)		(in thousands)
Net sales	$164,807	$141,846	$507,080	$444,184
Cost of sales	108,659	94,513	327,835	294,328
Gross profit	$56,148	$47,333	$179,245	$149,856
Gross margin	34.1%	33.4%	35.3%	33.7%

Net sales increased $22,961, or 16.2%, for the third quarter of 2022 compared to the third quarter of 2021. Net sales increased $62,896, or 14.2%, for the thirty-nine weeks ended October 1, 2022 (“YTD Q3 2022”) compared to the same period in 2021. The net sales increase was primarily driven by continued strong demand.

Gross profit increased $8,815 or 18.6%, for the third quarter of 2022 compared to the same period of 2021 and increased $29,389, or 19.6%, in YTD Q3 2022 compared to the same period of 2021. Gross margin increased 70 basis points to 34.1% in the third quarter of 2022 compared to 33.4% in the third quarter of 2021. Gross margin increased 160 basis points to 35.3% for YTD Q3 2022 compared to 33.7% in the same period of 2021. The increase in gross margin was primarily driven by favorable product mix and favorable inbound and outbound freight costs in the third quarter of 2022 and YTD Q3 2022.

Operating Expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021

	(in thousands)		(in thousands)
Operating expense	$56,729	$51,668	$173,144	$154,353
Percent of net sales	34.4%	36.4%	34.1%	34.7%

Operating expense increased $5,061, or 9.8% for the third quarter of 2022 and increased $18,791, or 12.2%, in YTD Q3 2022 compared to the same period in 2021 primarily due to an increase in fulfillment expense. The increase in fulfillment expense was primarily due to a higher number of fulfilled orders and inventory receipts as well as additional expenses related to investments in our business.

Total Other Expense, Net

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021

	(in thousands)		(in thousands)
Other expense, net	$(318)	$(285)	$(710)	$(605)
Percent of net sales	(0.2)%	(0.2)%	(0.1)%	(0.1)%

Total other expense, net, increased $33, or 11.6%, and increased $105, or 17.4%, for the third quarter and YTD Q3 2022, respectively, compared to the same periods in 2021. The increase was primarily due to an increase in interest expense primarily attributable to the higher utilization of our revolving loan during the third quarter of 2022 and YTD Q3 2022 compared to the same periods in 2021.

Income Tax Provision

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021

	(in thousands)		(in thousands)
Income tax provision	$49	$39	$118	$207
Percent of net sales	0.0%	0.0%	0.0%	0.0%

For the thirteen and thirty-nine weeks ended October 1, 2022, the effective tax rate for the Company was (5.5)% and 2.2%, respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different tax rates, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offsets the tax on the current period pre-tax (loss) income.

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

The Company accounts for income taxes in accordance with ASC Topic 740 – Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the thirty-nine weeks ended October 1, 2022, there was no material change from fiscal year ended January 1, 2022 in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

Foreign Currency

The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations.

Liquidity and Capital Resources

Sources of Liquidity

During the thirty-nine weeks ended October 1, 2022, we primarily funded our operations with cash and cash equivalents generated from operations in addition to a higher utilization of our revolving loan. As of October 1, 2022, our outstanding revolving loan balance under our Credit Facility was $5,000. We had cash and cash equivalents of $16,654 as of October 1, 2022, representing a $1,490 decrease from $18,144 of cash as of January 1, 2022. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our Credit Facility will be sufficient to finance our operations through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).

As of October 1, 2022, our Credit Facility provided for a revolving commitment of up to $75,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment (see “Debt and Available Borrowing Resources” below).

Working Capital

As of October 1, 2022 and January 1, 2022, our working capital was $85,925 and $71,808, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the thirty-nine weeks ended October 1, 2022 and October 2, 2021 (in thousands):

	Thirty-Nine Weeks Ended
	October 1, 2022	October 2, 2021
Net cash provided by (used in) operating activities	$5,702	$(8,349)
Net cash used in investing activities	(10,502)	(8,407)
Net cash provided by financing activities	3,808	1,661
Effect of exchange rate changes on cash	(498)	(27)
Net change in cash and cash equivalents	$(1,490)	$(15,122)

Operating Activities

Net cash provided by (used in) operating activities for the thirty-nine weeks ended October 1, 2022 and October 2, 2021 was $5,702 and ($8,349), respectively. The increase was primarily driven by the generation of net income and a lower net cash outflow from the change in working capital.

Investing Activities

For the thirty-nine weeks ended October 1, 2022 and October 2, 2021, net cash used in investing activities was primarily the result of additions to property and equipment ($10,546 and $8,434, respectively), which are mainly related to capitalized website and software development costs.

Financing Activities

Net cash provided by financing activities was $3,808 for the thirty-nine weeks ended October 1, 2022, primarily due to $5,000 of net borrowings from the revolving loan payable and $1,113 of proceeds from stock option exercises, partially offset by $3,099 of payments on finance leases. Net cash provided by financing activities was $1,661 for the thirty-nine weeks ended October 2, 2021, primarily due to $3,230 of proceeds from exercises of stock options, partially offset by $1,566 of payments on finance leases.

Debt and Available Borrowing Resources

Total debt was $25,611 as of October 1, 2022 compared to $15,821 as of January 1, 2022 and primarily consists of right-of-use obligations – finance and the revolving loan payable.

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

As of October 1, 2022, our outstanding revolving loan balance was $5,000. The outstanding standby letters of credit balance as of October 1, 2022 was $620, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet. We used the trade letters of credit in the ordinary course of business to satisfy certain vendor obligations.

Loans drawn under the Credit Facility bear interest at a per annum rate equal to either (a) SOFR plus an applicable margin of 1.50% to 2.00% per annum based on the Company’s fixed charge coverage ratio, or (b) an “alternate prime base rate” subject to an increase from 0.00% to 0.50% per annum based on the Company’s fixed charge coverage ratio. As of October 1, 2022, the Company’s SOFR based interest rate was 4.70% and the Company’s prime based rate was 6.25%. A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of either 0.20% or 0.25% per annum based on the amount of undrawn availability, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $9,000 for three consecutive business days, and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $9,000 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that “excess availability,” as defined under the Credit Agreement, is less than $7,500 the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. The Credit Facility matures on June 17, 2027.

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

There were no significant changes to our critical accounting policies during the thirteen weeks ended October 1, 2022. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations (for further detail, refer to our Annual Report on Form 10-K that we filed with the SEC on March 2, 2022):

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Risks Related To Our Operations

While our financial condition and results of operations for the third quarter of 2022 were not significantly adversely affected by the recent coronavirus outbreak, a prolonged outbreak potentially could affect fiscal year 2022 or beyond.

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

Third-party marketplaces account for a significant portion of our revenues. Our sales on third-party marketplaces (including eBay and Amazon) represented a combined 34.8% of total sales in the thirty-nine weeks ended October 1, 2022. We anticipate that sales of our products on third-party marketplaces will continue to account for a significant portion of our revenues. In the future, the loss of access to these third-party marketplaces, or any significant cost increases from operating on the marketplaces, could significantly reduce our revenues, and the success of our business depends partly on continued access to these third-party marketplaces. Our relationships with our third-party marketplace providers could deteriorate as a result of a variety of factors, such as if they become concerned about our ability to deliver quality products on a timely basis or to protect a third-party’s intellectual property. In addition, third-party marketplace providers could prohibit our access to these marketplaces if we are not able to meet the applicable required terms of use. Loss of access to a marketplace channel could result in lower sales, and as a result, our business and financial results may suffer.

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

We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures and general operating expenses. In addition, if we need to refinance our debt, or obtain additional debt financing or sell assets or equity to satisfy our debt service obligations, we may not be able to do so on commercially reasonable terms, if at all. If this were to occur, we may need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations. The Company’s outstanding letters of credit balance as of October 1, 2022 was $620, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet.

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

Our top ten suppliers represented approximately 51% of our total product purchases during the thirty-nine weeks ended October 1, 2022. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For the thirty-nine weeks ended October 1, 2022, our product purchases from three drop-ship suppliers represented approximately 8% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

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

We recently implemented a new enterprise resource planning system, and we may occasionally update or integrate our other IT systems. Problems with the design, integration or implementation of these systems could interfere with our business and operations.

We were engaged in a multi-year implementation of a new global enterprise resource planning system (ERP) that was successfully implemented recently. The ERP is designed to accurately maintain the company's books and records and provide important information to the company's management team for use in the operation of the business. The Company's ERP has required the investment of significant human and financial resources. If the ERP system does not operate as intended, it could adversely affect our financial reporting systems and our ability to produce financial reports and process transactions. Additionally, if we are unable to successfully implement any new IT systems, remediate, update or integrate our existing systems at times when necessary, our financial positions, results of operations and cash flows could be negatively impacted.

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

Since the completion of our initial public offering in February 2007 through October 1, 2022, the trading price of our common stock has been volatile, ranging from a high of $23.26 per share to a low per share of $0.88. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

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

While management has concluded that our internal controls over financial reporting were effective as of October 1, 2022, we have in the past identified, and could in the future identify, a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.

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

Date:	November 9, 2022	CARPARTS.COM, INC.

		By:	/s/ David Meniane
David Meniane
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Ryan Lockwood
Ryan Lockwood
Chief Financial Officer
(Principal Financial Officer)