Form 10-K
period 2022-12-31
CarParts.com, Inc.
filed 2023-03-08
CIK 1378950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ⌧

The aggregate market value of the common stock held by non-affiliates of the registrant as of July 1, 2022 was approximately $372.0 million (based on the closing sales price of the registrant’s common stock on that date). For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 27, 2023, there were 54,804,764 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

CARPARTS.COM, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

We principally sell our products, identified as stock keeping units (“SKUs”), to individual consumers through our flagship website at www.carparts.com and online marketplaces. Our user-friendly website, and mobile-friendly platform, provide customers with a comprehensive selection of over 913,000 SKUs with detailed product descriptions, attributes and photographs. We have developed a proprietary product database that maps our SKUs to product applications based on vehicle makes, models and years to help ensure the right part for each specific vehicle is provided. Our online sales channel and relationships with suppliers enable us to eliminate intermediaries in the traditional auto parts supply chain and to offer a broader selection of SKUs than can easily be offered by offline retailer competition.

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

Our vision of “Empowering Drivers Along Their Journey” focuses on creating a trusted platform that takes the stress out of vehicle repair and maintenance.  We believe our strategy consists of four areas of focus: outstanding customer service, operational excellence, financial discipline, and innovation.

Outstanding Customer Service means delivering an extensive assortment of competitively priced, quality parts to drivers looking for simple, stress-free vehicle care in an unparalleled digital-first experience.  We accomplish this by leveraging our vertically integrated supply chain, expanding our domestic footprint to get closer to the customer, and improving our website and user experience.

Operational Excellence means creating a culture of continuous improvement.  We focus on optimizing processes, eliminating bottlenecks, and improving communication and collaboration within our organization.  This requires a commitment to ongoing learning and development as well as embracing new technologies and processes.

Financial Discipline means optimizing costs and managing financial resources in a prudent and responsible manner in order to drive shareholder value.  At an organizational level, our goal is to optimize cash flow, control costs, and allocate resources effectively.

Innovation means ensuring that our company continues to evolve and deliver products and services that meet our customers evolving needs.  There are currently products and services that are not widely available to customers that we believe are areas of opportunity. With meticulous execution, these innovations have the chance to build more value for our shoppers while creating additional revenues or profits in the future.

Our corporate website is located at www.carparts.com/investor.

We report on a 52/53-week fiscal year, ending on the Saturday nearest the end of December. References to 2022, 2021, and 2020 relate to the 52-week fiscal year ended December 31, 2022, the 52-week fiscal year ended January 1, 2022, and the 53-week fiscal year ended January 2, 2021, respectively.

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

Offline Sales Channel. We market our products nationwide to auto parts wholesale distributors.

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

Stock-and-Ship Fulfillment. Our stock-and-ship products are sourced primarily from manufacturers and other suppliers located in Asia, Europe, Mexico, the United States, as well as various other countries, and are stored in one of our distribution centers located in Virginia, Illinois, Nevada, Texas or Florida. We also use temporary outside storage and third-party logistics partners from time to time. All products received into our distribution centers are entered into our inventory management systems, allowing us to closely monitor inventory availability. We consider a number of factors in determining which items to stock in our distribution centers, including which products can be purchased at a meaningful discount to domestic prices for similar items, which products have historically sold in high volumes, and which products may be out of stock when we attempt to fulfill via drop-ship.

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

House Brands Product. Our house brands suppliers offer products which are generally less expensive and we believe provide better value for our consumers. As a result, our mix shift towards house brands product has continued to increase on a year-over-year basis. We stock-and-ship our house brands products in our distribution centers. We currently have over 70,000 house brands SKUs in our product selection.

Branded Product. Serving as a stocking distributor for many branded products, we have developed and implemented application programming interfaces with the majority of our branded, drop ship suppliers that allow us to electronically transmit orders, check inventory availability, and receive the shipment tracking information which is easily passed on to our customers. In addition, we are a significant customer for many of our drop-ship vendors and have long standing relationships and contracts with many of these suppliers. For the fiscal year ended December 31, 2022, three of our drop-ship vendors accounted for approximately 9% of our total product purchases. We currently have over 843,000 branded SKUs in our product selection.

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

Human Capital

Our ability to recruit, retain, and develop our employees is key to our long-term growth and success. As of December 31, 2022, we had 976 employees in the United States and 556 employees in the Philippines for a total of 1,532 employees. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce. None of our employees are represented by a labor union and we consider employee relations to be good.

Diversity and Inclusion

We strive to build and create a culture where each person feels valued, respected and understood. As of December 31, 2022, the makeup of our employees consisted of 39% women and approximately 82% non-white.

Employee Engagement

We value employee feedback and are committed to collecting regular feedback primarily through employee surveys. In addition, we believe that offering training and career growth opportunities is valuable for employee engagement and we often have promoted current employees to higher level positions. We also provide competitive compensation and benefits programs that we believe meet the needs of our employees.

Health and Safety

We have implemented, and continue to implement, policies that provide for the health, safety and wellness of our employees. We are committed to operating in a safe workplace, and have established safety procedures and safety programs at our distribution centers. During the heighted risk times of the recent COVID-19 pandemic, we implemented safety modifications at all workforce locations and provided enhanced safety measures to safeguard our employees at our distribution centers.

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

Seasonality

We believe our business is somewhat seasonal in nature.  It includes many categories, geographies, and channels which may experience seasonality from time to time based on various external factors. Additionally, seasonality may affect our product mix. These historical seasonality trends could continue, and such trends may have a material impact on our financial condition and results of operations in subsequent periods.

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

Risk Factors Summary

Our business and industry are subject to a number of risks that could adversely affect our business, financial condition and operating results. These risks are discussed in more detail below and include, but are not limited to, risks related to the following:

Risks Related To Our Operations

●	We are dependent upon relationships with suppliers in Taiwan and China for the majority of our products.
●	We depend on third-party delivery services, both inbound and outbound, to deliver our products to our distribution centers and customers, and any increases in the fees could adversely affect our financial condition.
●	Higher wage costs due to changes in federal and state minimum wage laws could adversely affect our business.
●	If commodity prices such as fuel, plastic and steel increase, our margins may be negatively impacted.
●	Purchasers of aftermarket auto parts may not choose to shop online.
●	Shifting online consumer behavior of purchasers of aftermarket auto parts.
●	If hosts of third-party marketplaces limit our access, we could lose a substantial portion of our revenues.
●	While the COVID-19 pandemic did not significantly adversely affect our financial condition and results of operations for fiscal year 2022, in the future our business could be affected by the effects from COVID-19 or another pandemic.
●	We recorded a net loss for fiscal year 2022 and it is possible that net losses could continue in the future.
●	Our operations are restricted by our credit agreement, and our ability to borrow funds under our credit facility is subject to a borrowing base.
●	If our assets become impaired, we may be required to record a significant charge to earnings.
●	We are highly dependent upon key suppliers.
●	Inability to manage the challenges associated with our international operations.
●	If our fulfillment operations are interrupted for any significant period of time, our sales could decline.
●	We face intense competition and operate in an industry with limited barriers to entry.
●	Failure to offer a broad selection of products at competitive prices or to maintain sufficient inventory.
●	We rely on key personnel and may need additional personnel for the success and growth of our business.
●	As a result of our international operations, we have foreign exchange risk.

●	Our product catalog database could be stolen, misappropriated or damaged, or a competitor might create a substantially similar catalog without infringing our rights.
●	Economic conditions have had, and may continue to have an adverse effect on the demand for aftermarket auto parts and could adversely affect our sales and operating results.
●	The seasonality of our business places increased strain on our operations.
●	Vehicle miles driven have fluctuated and may decrease.
●	We will be required to collect and pay more sales taxes, and possibly for other fees and penalties.
●	Our ability to use net operating loss carryforwards to offset future income may be limited.
●	Our estimate of the size of our addressable market may prove to be inaccurate.

Regulatory And Litigation Risks

●	Possible new tariffs that might be imposed by the United States government.
●	We face exposure to product liability lawsuits.
●	Failure to comply with privacy laws and regulations and failure to adequately protect customer data.
●	The regulatory framework is constantly evolving, and privacy concerns could adversely affect our business.
●	Challenges by OEMs to the validity of the auto parts industry and claims of intellectual property infringement.
●	Inability to protect our intellectual property rights.
●	We could incur substantial judgments, fines, legal fees and other costs relating to litigation matters or certain laws and governmental regulations.
●	Changes in tax laws or regulations that are applied adversely to us or our customers.
●	Existing or future government regulation could expose us to liabilities and costly changes in our business.
●	We may be affected by global climate change or by legal, regulatory, or market responses to such change.
●	Potential impact from future regulation related to environmental, social and governance (“ESG”) matters.

Risks Related To Our Use Of Technology

●	We depend on search engines and other online sources to attract visitors to our websites and marketplace channels, and the ability to attract and convert them into customers in a cost-effective manner.
●	We rely on bandwidth and data center providers, and any failure or interruption in the services provided could disrupt our business and cause us to lose customers.
●	Security threats, such as ransomware attacks, to our IT infrastructure could expose us to liability, business interruption and significant damages, and may damage our reputation and business.
●	Dependence on open-source software could expose us to uncertainty and potential liability.
●	System failures could prevent access to our websites which could reduce our net sales and harm our reputation.
●	Problems with the design, updating, integration or implementation of our IT systems could interfere with our business and operations.
●	Inability to respond to technological change causing our websites to become obsolete.
●	Use of social media may adversely impact our reputation or subject us to fines or other penalties.

Risks Related To Our Capital Stock

●	Our common stock price may continue to be volatile, which may result in losses to our stockholders.

●	Our future operating results may fluctuate and may fail to meet market expectations.
●	Failure to maintain an effective system of internal control over financial reporting or comply with Section 404 of the Sarbanes-Oxley Act of 2002 could cause our stock price to decline.
●	Our charter documents could deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.
●	We do not intend to pay dividends on our common stock.
●	Future capital raises may dilute our existing stockholders’ ownership.

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

In addition, because many of our suppliers are outside of the United States, additional factors could interrupt our relationships or affect our ability to acquire the necessary products on acceptable terms, including:

●	political, social and economic instability, and the risk of war or other international incidents in Asia, Europe, or abroad;
●	fluctuations in foreign currency exchange rates that may increase our cost of products;
●	imposition of duties, taxes, tariffs or other charges on imports;
●	difficulties in complying with import and export laws, regulatory requirements and restrictions;
●	natural disasters and public health emergencies, such as the COVID-19 pandemic or other future pandemics, impacting countries from which we purchase product;
●	import shipping delays resulting from foreign or domestic labor shortages, slow-downs, or stoppage; and
●	the failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property;
●	imposition of new legislation relating to import quotas or other restrictions that may limit the quantity of our product that may be imported into the U.S. from countries or regions where we do business;
●	financial or political instability in any of the countries in which our product is manufactured;
●	potential recalls or cancellations of orders for any product that does not meet our quality standards;
●	disruption of imports by labor disputes or strikes and local business practices;
●	political or military conflict involving the U.S. or any country in which our suppliers are located, which could cause a delay in the transportation of our products, an increase in transportation costs and additional risk to product being damaged and delivered on time;

●	heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods;
●	inability of our non-U.S. suppliers to obtain adequate credit or access liquidity to finance their operations; and
●	our ability to enforce any agreements with our foreign suppliers.

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

We rely on third parties for the shipment of our products, both inbound and outbound shipping logistics, and we cannot be sure that these relationships will continue on terms favorable to us, or at all. Shipping costs have increased from time to time, and may continue to increase due to inflation or other reasons, and we may not be able to pass these costs directly to our customers. Any increased shipping costs could harm our business, prospects, financial condition and results of operations by increasing our costs of doing business and reducing gross margins which could negatively affect our operating results. In addition, we utilize a variety of shipping methods for both inbound and outbound logistics. For inbound logistics, we rely on trucking and ocean carriers and any increases in fees that they charge could adversely affect our business and financial condition. For outbound logistics, we rely on ‘‘Less-than-Truckload’’ (‘‘LTL’’) and parcel freight based upon the product and quantities being shipped and customer delivery requirements. These outbound freight costs have increased on a year-over-year basis and may continue to increase in the future. We also ship a number of oversized auto parts which may trigger additional shipping costs by third-party delivery services. Any increases in fees or any increased use of LTL would increase our shipping costs which could negatively affect our operating results.

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

Changes in federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefit costs. Increased labor costs brought about by changes in minimum wage laws, inflation, other regulations or prevailing market conditions could increase our expenses and have an adverse impact on our profitability.

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

Third-party marketplaces account for a significant portion of our revenues. Our sales on third-party marketplaces (including eBay and Amazon) represented a combined 35.2% of total sales in the fiscal year ended December 31, 2022. We anticipate that sales of our products on third-party marketplaces will continue to account for a significant portion of our revenues. In the future, the loss of access to these third-party marketplaces, or any significant cost increases from operating on the marketplaces, could significantly reduce our revenues, and the success of our business depends partly on continued access to these third-party marketplaces. Our relationships with our third-party marketplace providers could deteriorate as a result of a variety of factors, such as if they become concerned about our ability to deliver quality products on a timely basis or to protect a third-party’s intellectual property. In addition, third-party marketplace providers could prohibit our access to these marketplaces if we are not able to meet the applicable required terms of use. Loss of access to a marketplace channel could result in lower sales, and as a result, our business and financial results may suffer.

While our financial condition and results of operations for fiscal year 2022 were not significantly adversely affected by the COVID-19 pandemic, a prolonged future outbreak, or another pandemic and its effects, potentially could affect fiscal year 2023 or beyond.

COVID-19 has had, and may continue to have, negative impacts on economic conditions in the United States and worldwide. A public health pandemic, such as the COVID-19 pandemic, may negatively impact our business, distribution centers, customers, suppliers, employees and third party shipping providers. We have incurred, and may in the future incur, additional freight and container costs and may also continue to incur increased costs relating to workforce shortages, overtime charges, and detention costs at one or more of our distribution center. Prolonged effects of COVID-19, or a future pandemic, could also potentially disrupt our operations through, but not limited to, shipping container shortages, transportation delays, and changes in our operating procedures, including the need for additional cleaning and safety protocols.

During fiscal year 2022, we recorded a net loss, and our net losses may continue in the future.

If our net losses continue in the future, they could severely impact our liquidity, as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our asset-based revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. In such case, there can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If our net losses were to continue, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.

Our operations are restricted by our credit agreement, and our ability to borrow funds under our Credit Facility is subject to a borrowing base.

We maintain a Credit Facility that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $75,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment. Our Credit Facility also provides for an option to increase the aggregate principal amount from $75,000 to $150,000, subject to certain terms and conditions. Our credit agreement with JPMorgan originally entered into on April 26, 2012 (as amended, the “Credit Agreement”) includes a number of restrictive covenants. These covenants could impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. Specifically, such covenants restrict our ability and, if applicable, the ability of our subsidiaries to, among other things:

●	incur additional debt;

●	make certain investments and acquisitions;
●	enter into certain types of transactions with affiliates;
●	use assets as security in other transactions;
●	pay dividends on our capital stock or repurchase our equity interests;
●	sell certain assets or merge with or into other companies;
●	guarantee the debts of others;
●	enter into new lines of business;
●	pay or amend our subordinated debt; and
●	form any subsidiary investments.

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

Our ability to comply with the covenants and other terms of our debt obligations will depend on our future operating performance. If we are unable to satisfy the financial covenants and tests at any time and unable to obtain waivers from our lenders with respect to such requirements, we may not be able to borrow under the Credit Facility or may be required to immediately repay loans under the Credit Facility, and our liquidity and capital resources and ability to operate our business could be severely impacted, which would have a material adverse effect on our financial condition and results of operations. In those events, we may need to sell assets or seek additional equity or additional debt financing or attempt to modify our existing Credit Agreement. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all, or that we would be able to modify our existing Credit Agreement.

While we did not have any outstanding revolver loan debt under our Credit Agreement as of December 31, 2022, we may have outstanding revolver loan debt in the future. Any outstanding indebtedness would have important consequences, including the following:

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

Furthermore, our ability to satisfy our debt service obligations depends, among other things, upon fluctuations in interest rates, our future operating performance and ability to refinance indebtedness when and if necessary. These factors depend partly on economic, financial, competitive and other factors beyond our control. In addition, borrowings under our revolver use a Secured Overnight Financing Rate (“SOFR”) as one benchmark for establishing the interest rate.

We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures and general operating expenses. In addition, if we need to refinance our debt, or obtain additional debt financing or sell assets or equity to satisfy our debt service obligations, we may not be able to do so on commercially reasonable terms, if at all. If this were to occur, we may need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations. The Company’s outstanding letters of credit balance as of December 31, 2022 was $620, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet.

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

Our top ten suppliers represented approximately 51% of our total product purchases during the fiscal year ended December 31, 2022. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For the fiscal year ended December 31, 2022, our product purchases from three drop-ship suppliers represented approximately 9% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

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

We sell aftermarket auto parts consisting of replacement parts, hard parts, and performance parts. Demand for our products has been and may continue to be adversely affected by general economic conditions, unemployment levels, inflation, rising interest rates from the U.S. Federal Reserve as a response to inflation, or other heightened cost pressures on consumers. In declining economies, consumers often defer regular vehicle maintenance and may forego purchases of nonessential performance and accessories products, which can result in a decrease in demand for auto parts in general. Consumers also defer purchases of new vehicles, which immediately impacts performance parts and accessories, which are generally purchased in the first six months of a vehicle’s lifespan. In addition, during economic downturns some competitors may become more aggressive in their pricing practices, which would adversely impact our gross margin and could cause large fluctuations in our stock price. Certain suppliers may exit the industry which may impact our ability to procure parts and may adversely impact gross margin as the remaining suppliers increase prices to take advantage of limited competition.

The seasonality of our business places increased strain on our operations.

Our business is somewhat seasonal in nature.  It includes many categories, geographies, and channels which may experience seasonality from time to time based on various external factors. Additionally, seasonality may affect our product mix. We also have experienced increased demand following the issuance of tax rebates by the government. These historical seasonality trends could continue, and such trends may have a material impact on our financial condition and results of operations in subsequent periods.  If we do not stock or restock popular products in sufficient amounts such that we fail to meet increased customer demand, it could significantly affect our revenue and our future growth. Likewise, if we overstock products in anticipation of increased demand, we may be required to take significant inventory markdowns or write-offs and incur commitment costs, which could reduce profitability.

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

Moreover, we are subject to the Payment Card Industry Data Security Standard ("PCI DSS"), issued by the PCI Council. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. We cannot be certain that all of our information technology systems are able to prevent, contain or detect any cyber-attacks, cyber terrorism, or security breaches from known malware or malware that may be developed in the future. To the extent that any disruption results in the loss, damage or misappropriation of information, we may be materially adversely affected by claims from customers, financial institutions, regulatory authorities, payment card associations and others. In addition, the cost of complying with stricter privacy and information security laws and standards could be significant to us. In January 2023, we were deemed to be PCI compliant by PCI DSS 3.2.1, the new security standards as issued by the PCI Council. In the future, there could be additional new standards and there is no guarantee that we will be able to conform to these new standards, and if we fail to meet these standards, we could become subject to fines and other penalties and experience a significant increase in payment card transaction costs. In addition, such failure could damage our reputation, inhibit sales, and adversely affect our business.

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

We recently implemented a new enterprise resource planning system, and we may occasionally update or integrate other IT systems. Problems with the design, integration or implementation of these systems could interfere with our business and operations.

We recently completed a multi-year implementation of a new global enterprise resource planning system (ERP). The ERP is designed to accurately maintain the company's books and records and provide important information to the company's management team for use in the operation of the business. The Company's ERP has required the investment of significant human and financial resources. If the ERP system does not operate as intended, it could adversely affect our financial reporting systems and our ability to produce financial reports and process transactions. Additionally, if we are unable to successfully implement any new IT system, remediate, update or integrate our existing systems at times when necessary, our financial positions, results of operations and cash flows could be negatively impacted.

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

Since the completion of our initial public offering in February 2007 through December 31, 2022, the trading price of our common stock has been volatile, ranging from a high of $23.26 per share to a low per share of $0.88. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

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

While management has concluded that our internal controls over financial reporting were effective as of December 31, 2022, we have in the past identified, and could in the future identify, a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.

Our charter documents could deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.

Provisions in our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Such provisions include the following:

●	our Board of Directors are authorized, without prior stockholder approval, to create and issue preferred stock which could be used to implement anti-takeover devices;
●	advance notice is required for director nominations or for proposals that can be acted upon at stockholder meetings;
●	stockholders and stockholder nominees for director are required to provide detailed information, regarding both the relevant stockholder and nominee, in connection with stockholder nominations for director;

●	our Board of Directors is classified such that not all members of our board are elected at one time, which may make it more difficult for a person who acquires control of a majority of our outstanding voting stock to replace all or a majority of our directors;
●	stockholder action by written consent is prohibited except with regards to an action that has been approved by the Board of Directors;
●	special meetings of the stockholders are permitted to be called only by the chairman of our Board of Directors or by a majority of our Board of Directors;
●	stockholders are not permitted to cumulate their votes for the election of directors; and
●	stockholders are permitted to amend certain provisions of our bylaws only upon receiving at least 66 2/3% of the votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

As of December 31, 2022, the total square footage of our leased office and distribution centers was 1,296,000 square feet. This includes approximately 1,280,000 square feet for our corporate headquarters located in Torrance, California and distribution centers in Illinois, Virginia, Nevada, Texas and Florida; and approximately 16,000 square feet of office space in the Philippines.

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

Holders

As of February 28, 2023, there were approximately 6 registered stockholders of record of our common stock.

Dividend Policy

No dividends on common stock were paid during the fiscal year ended December 31, 2022. We do not anticipate that we will declare or pay any cash dividends on our common stock in the foreseeable future, and we no longer pay dividends to our Series A Preferred stockholders since all outstanding preferred stock was converted to common stock in June 2020. Any future determination to pay cash dividends on our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, any Credit Agreement restrictions, and other factors the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities

On July 27, 2021, our Board of Directors authorized a stock repurchase program under which the Company may purchase up to $30 million of our common stock from time to time. The repurchases of common stock may be executed through open market purchases, block trades, the implementation of a 10b5-1 plan, and/or any other available methods. The actual timing, number, and value of common shares repurchased under our board-approved plan will be determined at our discretion and will depend on a number of factors, including, among others, general market and business conditions, the trading price of common shares, and applicable legal requirements. We have no obligation to repurchase any common shares under the authorization, and the repurchase plan may be suspended, discontinued, or modified at any time for any reason. Since inception of the program, we have repurchased $479 of our common stock at an average price of $11.99 per share. This was a one-time repurchase in December 2021.

During the thirteen weeks ended December 31, 2022, we did not repurchase any shares of common stock. As of December 31, 2022, approximately $29.5 million in aggregate dollar value of shares remained available for purchase under the stock repurchase program.

Stock Performance Graph

The following graph compares the performance of our common stock with that of the Russell 2000 Index and the NASDAQ Index for the five-year period beginning on December 29, 2017 and ending on December 30, 2022, the last business days prior to fiscal year-end. We previously have included the Standard & Poor’s 500 Index (“S&P 500”) and the S&P Retail Index; however, we believe the comparison to the Russell 2000 Index and the NASDAQ Index are both a more applicable comparison because our common stock is currently included in the Russell 2000 Index and our common stock is listed on the NASDAQ stock exchange. As a result, the stock performance graph below does not include the previously disclosed S&P indexes.

We caution that historic performance of our common stock is not necessarily indicative of future stock price performance.

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

We believe by disintermediating the traditional auto parts supply chain and selling products directly to customers online allows us to efficiently deliver products to our customers. Our mission is changing the way people repair their cars and getting them back on the road, and our strategy consists of four areas of focus: outstanding customer service, operational excellence, financial discipline, and innovation. Industry-wide trends that support our strategy and future growth include:

1.Number of SKUs required to serve the market. The number of automotive SKUs has grown dramatically over the last several years. In today’s market, unless the consumer is driving a high volume produced vehicle and needs a simple maintenance item, the part they need is not typically on the shelf at a brick-and-mortar store. We believe our user-friendly flagship website provides customers with a favorable alternative to the brick-and-mortar shopping experience by offering a comprehensive selection of approximately 913,000 SKUs with detailed product descriptions, attributes and photographs combined with the flexibility of fulfilling orders using both drop-ship and stock-and-ship methods.
2.U.S. vehicle fleet expanding and aging. The average age of U.S. light vehicles, an indicator of auto parts demand, reached a new record-high of 12.2 years in 2022, according to the U.S. Auto Care Association. We believe an increasing vehicle base and rising average age of vehicles will have a positive impact on overall aftermarket parts demand because older vehicles generally require more repairs. In many cases we believe these older vehicles are driven by DIY car owners who are more likely to handle any necessary repairs themselves rather than taking their car to the professional repair shop.
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

Acquiring New Customers

We believe there is substantial opportunity to continue acquiring new customers. The automotive aftermarket parts industry is still very underpenetrated online compared to other verticals and industries. We believe consumers are becoming more comfortable buying auto parts online and we anticipate continued growth acceleration. Our ability to attract and acquire new customers will depend on a number of factors, including the effectiveness and pricing of our products, increasing and optimizing our product catalog, technological improvements to our website, and the effectiveness of our marketing efforts. However, with the right tools and solutions, we continue to see this as a great opportunity to disrupt the automotive aftermarket parts industry.

Supply Chain and Shipping Optimization

Over the last three years, we have added new distribution centers in order to shorten the customer order delivery time to meet our customers’ evolving delivery expectations and in turn optimizing our outbound freight costs. Our ability to optimize our supply chain sourcing will continue to be key in managing costs of importing parts from overseas. While we seek to continue to strengthen and optimize our supply chain for both inbound and outbound shipping, we may incur increased freight expenses from the global supply chain volatility due to seasonal economic conditions and potentially heightened inflation. Although we do not believe that inflation had a material direct effect on our business, results of operations or financial condition to date, a significant increase in the rate of inflation may have a significant adverse effect on in the future our business, results of operations or financial condition.

Executive Summary

For fiscal year 2022, the Company’s operations generated net sales of $661,604, compared to $582,440 for fiscal year 2021, representing an increase of 13.6%. The Company incurred a net loss of $951 for fiscal year 2022 compared to a net loss of $10,339 for fiscal year 2021. The Company’s net loss before interest expense, net, income tax provision, depreciation and amortization expense, amortization of intangible assets, share-based compensation expense ("Adjusted EBITDA"), was $26,113 in fiscal year 2022 compared to $16,791 in fiscal year 2021. Refer to the section below titled “Non-GAAP measures” for information regarding our use of Adjusted EBITDA and a reconciliation from net loss.

Net sales increased in fiscal year 2022 compared to fiscal year 2021 primarily driven by continued strong demand. Gross profit increased by 17.0% to $230,890. Gross margin increased 100 basis points to 34.9% in fiscal year 2022 compared to 33.9% in fiscal year 2021. The increase in gross margin was primarily driven by favorable freight costs in 2022.

Total expenses, which primarily consisted of cost of sales and operating expense, increased in fiscal year 2022 compared to the same period in 2021. The components of cost of sales and operating costs are described in further detail under “Components of Results of Operations” below.

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

Management uses Adjusted EBITDA as one measure of the Company’s operating performance because it assists in comparing the Company’s operating performance on a consistent basis by removing the impact of stock compensation expense, as well as other items that we do not believe are representative of our ongoing operating performance. Internally, this non-GAAP measure is also used by management for planning purposes, including the preparation of internal budgets; for allocating resources to enhance financial performance; and for evaluating the effectiveness of operational strategies. The Company also believes that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate the ongoing operations of companies in our industry.

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

The table below reconciles net loss to Adjusted EBITDA for the periods presented (in thousands):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Net loss	$(951)	(10,339)	(1,513)
Depreciation & amortization	13,607	9,895	7,657
Amortization of intangible assets	108	110	102
Interest expense, net	1,421	1,089	1,694
Taxes	632	351	307
EBITDA	$14,817	$1,106	$8,247
Stock compensation expense	$11,296	$15,685	$7,778
Adjusted EBITDA	$26,113	$16,791	$16,025

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

Presentation of Results of Operations and Liquidity and Capital Resources

The following discussion and analysis of our Results of Operations and Liquidity and Capital Resources includes a comparison of fiscal year 2022 to fiscal year 2021. A similar discussion and analysis which compares fiscal year 2021 to fiscal year 2020 may be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report filed with the SEC pursuant to Section 13 or 15(d) under the Exchange Act on March 2, 2022.

Results of Operations

The following table sets forth our results of operations for the fiscal years presented, expressed as a percentage of net sales:

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Net sales	100.0%	100.0%	100.0%
Cost of sales	65.1	66.1	65.0
Gross profit	34.9	33.9	35.0
Operating expense	34.8	35.4	34.9
Income (loss) from operations	0.2	(1.5)	0.1
Other income (expense):
Other income, net	0.1	0.0	0.0
Interest expense	(0.2)	(0.2)	(0.3)
Total other expense, net	(0.1)	(0.2)	(0.3)
Loss before income taxes	(0.0)	(1.7)	(0.2)
Income tax provision	0.1	0.1	0.1
Net loss	(0.1)%	(1.8)%	(0.3)%

Fifty-Two Weeks Ended December 31, 2022 Compared to the Fifty-Two Weeks Ended January 1, 2022

Net Sales and Gross Margin

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	$ Change	% Change

	(in thousands)
Net sales	$661,604	$582,440	$79,164	13.6%
Cost of sales	430,714	385,157	45,557	11.8%
Gross profit	$230,890	$197,283	$33,607	17.0%
Gross margin	34.9%	33.9%		1.0%

Net sales increased $79,164 for fiscal year 2022 compared to fiscal year 2021 primarily driven by continued strong demand.

Gross profit increased $33,607, or 17.0%, in fiscal year 2022 compared to fiscal year 2021. Gross margin increased 100 basis points to 34.9% in fiscal year 2022 compared to 33.9% in fiscal year 2021. The increase in gross margin was primarily driven by favorable freight costs in 2022.

Operating Expense

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	$ Change	% Change

	(in thousands)
Operating expense	$230,239	$206,394	$23,845	11.6%
Percent of net sales	34.8%	35.4%		(0.6)%

Operating expense increased $23,845, or 11.6%, for fiscal year 2022 compared to fiscal year 2021 primarily due to an increase in fulfillment expense. The increase in fulfillment expense was primarily due to a higher number of inventory receipts and fulfilled orders processed as well as additional expenses related to investments in our business.

Total Other Expense, Net

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	$ Change	% Change

	(in thousands)
Other expense, net	$(970)	$(877)	$(93)	10.6%
Percent of net sales	(0.1)%	(0.2)%		0.1%

Total other expense, net increased $93, or 10.6%, for fiscal year 2022 compared to fiscal year 2021 primarily due to an increase in interest expense attributable to an increase in our finance leases.

Income Tax Provision

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	$ Change	% Change

	(in thousands)
Income tax provision	$632	$351	$281	80.1%
Percent of net sales	0.1%	0.1%		—%

The Company accounts for income taxes in accordance with ASC 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversal of existing taxable temporary differences. ASC 740 provides that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years or losses expected in early future years. As of December 31, 2022, due to cumulative losses in recent years, the Company maintained a valuation allowance in the amount of $37,565 against deferred tax assets that were not more likely than not to be realized.

As of December 31, 2022, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. As of December 31, 2022, the Company’s federal and state NOL carryforwards were $103,323 and $80,280, respectively. Federal NOL carryforwards of $1,026 were acquired in the acquisition of WAG which are subject to Section 382 of the Code and limited to an annual usage limitation of $135. The Company’s federal NOL carryforwards begin to expire in 2029, while state NOL carryforwards begin to expire in 2023.

Liquidity and Capital Resources

Sources of Liquidity

During the fifty-two weeks ended December 31, 2022, we primarily funded our operations with cash and cash equivalents generated from operations and borrowings under our Credit Facility. We had cash and cash equivalents of $18,767 as of December 31, 2022, representing a $623 increase from $18,144 of cash and cash equivalents as of January 1, 2022. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our Credit Facility will be sufficient to finance our operations through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).

As of December 31, 2022 and January 1, 2022, our working capital was $79,843 and $71,808, respectively.

Cash Flows

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Net cash provided by (used in) operating activities	$15,368	$(6,988)	$(19,068)
Net cash used in investing activities	(12,517)	(11,551)	(9,758)
Net cash (used in) provided by financing activities	(2,153)	902	62,361
Effect of exchange rate changes on cash	(75)	(21)	(6)
Net change in cash and cash equivalents	$623	$(17,658)	$33,529

Operating Activities

Net cash provided by (used in) operating activities for the fiscal year ended December 31, 2022 and January 1, 2022 was $15,368 and ($6,988), respectively. The increase in net cash provided by (used in) operating activities was primarily due to the decrease in net loss and a lower net cash outflow from the change in working capital.

Investing Activities

For the fiscal years ended December 31, 2022 and January 1, 2022, net cash used in investing activities was primarily the result of additions to property and equipment ($12,585 and $11,578, respectively), which are mainly related to capitalized website and software development costs.

Financing Activities

Net cash (used in) provided by financing activities was ($2,153) and $902 for the fiscal years ended December 31, 2022 and January 1, 2022, respectively. The decrease was primarily attributable to the decrease in proceeds from exercises of stock options and the increase in payments on finance leases in the fiscal year ended December 31, 2022.

Debt and Available Borrowing Resources

Total debt was $20,669 as of December 31, 2022 compared to $15,821 as of January 1, 2022 and primarily consists of right-of-use obligations-finance.

The Company maintains an asset-based revolving Credit Facility that provides for, among other things, a revolving commitment, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. On June 17, 2022, the Company and JPMorgan entered into an Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) amending and restating in its entirety the original Credit Agreement dated April 26, 2012. As amended, the Credit Agreement provides for the revolving commitment in an aggregate principal amount of up to $75,000 (formerly $30,000) and allows for an uncommitted ability to increase the aggregate principal amount by an additional $75,000 to $150,000 (formerly $40,000 maximum), subject to certain terms and conditions. The Credit Facility matures on June 17, 2027.

As of December 31, 2022, our outstanding revolving loan balance was $0. The outstanding standby letters of credit balance as of December 31, 2022 was $620, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet. We used the trade letters of credit in the ordinary course of business to satisfy certain vendor obligations.

Loans drawn under the Credit Facility bear interest at a per annum rate equal to either (a) SOFR plus an applicable margin of 1.50% to 2.00% per annum based on the Company’s fixed charge coverage ratio, or (b) an “alternate prime base rate” subject to an increase from 0.00% to 0.50% per annum based on the Company’s fixed charge coverage ratio. As of December 31, 2022, the Company’s SOFR based interest rate was 5.96% and the Company’s prime based rate was 7.50%. A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of either 0.20% or 0.25% per annum based on the amount of undrawn availability, is payable monthly.  Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if “excess availability,” as defined under the Credit Agreement, is less than the $9,000 (12% of the aggregate revolving commitment) for three consecutive business days, and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $9,000 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). The Company’s required excess availability related to the “Covenant Testing Trigger Period” (as defined under the Credit Agreement) is less than $7,500 (10% of the aggregate revolving commitment) for three consecutive business days, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, and continuing until excess availability has been greater than or equal to $7,500 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment),.

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

Events of default under the Credit Agreement include: failure to timely make payments due under the Credit Agreement; material misrepresentations or misstatements under the Credit Agreement and other related agreements; failure to comply with covenants under the Credit Agreement and other related agreements; certain defaults in respect of other material indebtedness; insolvency or other related events; certain defaulted judgments; certain ERISA-related events; certain security interests or liens under the loan documents cease to be, or are challenged by the Company or any of its subsidiaries as not being, in full force and effect; any loan document or any material provision of the same ceases to be in full force and effect; and certain criminal indictments or convictions of any Loan Party. As of December 31, 2022, the Company was in compliance with all covenants under the Credit Agreement.

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

Seasonality

We believe our business is somewhat seasonal in nature.  It includes many categories, geographies, and channels which may experience seasonality from time to time based on various external factors. Additionally, seasonality may affect our product mix. These historical seasonality trends could continue, and such trends may have a material impact on our financial condition and results of operations in subsequent periods.

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

Income Taxes – Realization of Deferred Tax Assets. We account for income taxes in accordance with ASC 740. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When appropriate, a valuation allowance is established to reduce deferred tax assets, which include tax credits and loss carryforwards, to the amount that is more likely than not to be realized. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each applicable tax jurisdiction. We primarily consider the following possible sources of taxable income when assessing the realization of our deferred tax assets:

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

Interest Rate Risk

We are subject to interest rate risk in connection with our revolving loan under our Credit Facility, which bears an interest rate based on a SOFR, plus an applicable margin, and a prime based rate. As of December 31, 2022, we had a balance of $0 outstanding under our revolving loan. A hypothetical 100 basis point change in interest rates would not materially affect our interest expense and cash flows.

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

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed with the SEC under the Exchange Act, is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022 pursuant to Rule 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objectives for which they were designed and operated at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment was conducted utilizing our documentation of policies and procedures, risk control matrices, gap analysis, key process walk-throughs and management’s knowledge of and interaction with its controls and testing of our key controls.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on such assessment and criteria, management has concluded that the internal controls over financial reporting were effective as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in its report which is included immediately following Item 15. Exhibit and Financial Statement Schedules, in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

ITEM 9B.                OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Identification of Directors. The information under the caption “Election of Directors,” appearing in the Proxy Statement to be filed in connection with our Annual Meeting of Stockholders (“Proxy Statement”), is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2022.
(b)	Identification of Executive Officers and Certain Significant Employees. The information under the caption “Executive Officers,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2022.
(c)	Compliance with Section 16(a) of the Exchange Act. The information under the caption “Delinquent Section 16(a) Reports,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2022.
(d)	We have adopted a Code of Ethics and Business Conduct which applies to all directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees. The full text of our Code of Ethics and Business Conduct is available on the Investor Relations section of our website at www.carparts.com/investor which can be directly accessed at www.carparts.com/investor/corporate-governance. We intend to disclose future amendments to certain provisions of the Code of Ethics and Business Conduct, and any waivers of provisions of the Code of Ethics and Business Conduct required to be disclosed under the rules of the SEC, at the same location on our website.
(e)	Board Committees. The information under the caption “Corporate Governance — Board Committees and Meetings,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2022.

ITEM 11.                EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation and Other Information”, appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2022.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Securities Authorized for Issuance Under Equity Compensation Plans” and “Ownership of Securities by Certain Beneficial Owners and Management,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2022.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Corporate Governance — Director Independence” and “Certain Relationships and Related Transactions,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2022.

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Fees Paid to Independent Registered Public Accounting Firm,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2022.

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

3.3

Amended and Restated Bylaws of CarParts.com, Inc., (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2023).

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

10.16	Lease Agreement dated April 17, 2013 by and among the Company and STORE Master Funding III, LLC (incorporated by reference to the Current Report on Form 8 K filed on April 23, 2013)

10.17+	Form of Stock Unit Award Agreement (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2014).

Exhibit No.	Description
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

Exhibit No.	Description

10.40+

Employment Agreement dated December 5, 2022, between the Company and Michael Huffaker (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2022).

10.41+

Amended and Restated Credit Agreement, dated as of June 17, 2022, by and among CarParts.com, Inc., certain of its wholly owned subsidiaries and JPMorgan Chase Bank, N.A., as a lender and as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2022).

10.42+

Amended and Pledge and Security Agreement, dated as of June 17, 2022, by and among CarParts.com, Inc., certain of its wholly owned subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2022).

10.43+

Employment Agreement dated March 15, 2022, between the Company and David Meniane (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2022).

10.44+

Employment Agreement dated March 15, 2022, between the Company and Ryan Lockwood (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2022).

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CarParts.com, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CarParts.com, Inc. and its subsidiaries (the Company) as of December 31, 2022 and January 1, 2022, the related consolidated statements of operations and comprehensive operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 7, 2023 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

March 7, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CarParts.com, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited CarParts.com, Inc.'s (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022, and January 1, 2022, the related consolidated statements of operations and comprehensive operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes of the Company and our report dated March 7, 2023, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ RSM US LLP

Irvine, California

March 7, 2023

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	December 31,	January 1,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$18,767	$18,144
Accounts receivable, net	6,406	5,015
Inventory, net	136,026	138,851
Other current assets	6,672	6,592
Total current assets	167,871	168,602
Property and equipment, net	24,290	20,736
Right-of-use - assets - operating leases, net	23,951	28,680
Right-of-use - assets - finance leases, net	19,750	15,130
Other non-current assets	2,537	2,188
Total assets	$238,399	$235,336
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$57,616	$67,372
Accrued expenses	16,466	17,517
Right-of-use - obligation - operating, current	4,571	4,201
Right-of-use - obligation - finance, current	4,753	2,953
Other current liabilities	4,622	4,751
Total current liabilities	88,028	96,794
Right-of-use - obligation - operating, non-current	21,412	26,367
Right-of-use - obligation - finance, non-current	15,916	12,868
Other non-current liabilities	2,971	3,739
Total liabilities	128,327	139,768
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 54,693 and 52,960 shares issued and outstanding as of December 31, 2022 and January 1, 2022 (of which 2,565 are treasury stock)	57	56
Treasury stock	(7,625)	(7,625)
Additional paid-in capital	297,265	282,663
Accumulated other comprehensive income	1,126	274
Accumulated deficit	(180,751)	(179,800)
Total stockholders’ equity	110,072	95,568
Total liabilities and stockholders' equity	$238,399	$235,336

See accompanying notes to consolidated financial statements.

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(In Thousands, Except Per Share Data)

	Fiscal Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Net sales	$661,604	$582,440	$443,884
Cost of sales (1)	430,714	385,157	288,518
Gross profit	230,890	197,283	155,366
Operating expense	230,239	206,394	155,071
Income (loss) from operations	651	(9,111)	295
Other income (expense):
Other, net	467	238	213
Interest expense	(1,437)	(1,115)	(1,714)
Total other expense, net	(970)	(877)	(1,501)
Loss before income taxes	(319)	(9,988)	(1,206)
Income tax provision	632	351	307
Net loss	(951)	(10,339)	(1,513)
Other comprehensive gain (loss):
Foreign currency translation adjustments	127	93	(86)
Actuarial gain (loss) on defined benefit plan	872	307	(400)
Unrealized (loss) gain on deferred compensation trust assets	(147)	89	57
Total other comprehensive gain (loss)	852	489	(429)
Comprehensive loss	$(99)	$(9,850)	$(1,942)
Net loss per share:
Basic and diluted net loss per share	$(0.02)	$(0.20)	$(0.04)
Weighted-average common shares outstanding:
Shares used in computation of basic and diluted net loss per share	54,137	51,381	42,333
(1)	Excludes depreciation and amortization expense which is included in operating expense as described in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations”.

See accompanying notes to consolidated financial statements.

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	(Loss) Income	Deficit	Equity
Balance, December 28, 2019	2,771	$3	36,167	$38	$187,147	$(7,146)	$214	$(167,876)	$12,380
Net loss	—	—	—	—	—	—	—	(1,513)	(1,513)
Issuance of common stock, net of underwriters' offering expenses and commissions	—	—	4,900	5	60,456	—	—	—	60,461
Issuance of shares in connection with stock option exercise	—	—	2,200	3	3,703	—	—	—	3,706
Issuance of shares in connection with restricted stock units vesting	—	—	2,000	2	457	—	—	—	459
Issuance of shares in connection with BOD fees	—	—	8	—	22	—	—	—	22
Share-based compensation	—	—	—	—	8,437	—	—	—	8,437
Dividends on preferred stock	—	—	45	—	38	—	—	(72)	(34)
Conversion of preferred stock	(2,771)	(3)	2,771	3	—	—	—	—	—
Actuarial loss on defined benefit plan	—	—	—	—	—	—	(400)	—	(400)
Unrealized gain on deferred compensation trust assets	—	—	—	—	—	—	57	—	57
Effect of changes in foreign currencies	—	—	—	—	—	—	(86)	—	(86)
Balance, January 2, 2021	—	$—	48,091	$51	$260,260	$(7,146)	$(215)	$(169,461)	$83,489
Net loss	—	—	—	—	—	—	—	(10,339)	(10,339)
Issuance of shares in connection with stock option exercise	—	—	2,060	2	3,659	—	—	—	3,661
Issuance of shares in connection with restricted stock units vesting	—	—	2,665	3	986	—	—	—	989
Issuance of stock awards	—	—	143	—	778	—	—	—	778
Issuance of shares in connection with BOD fees	—	—	1	—	23	—	—	—	23
Registration costs - common stock	—	—	—	—	(68)	—	—	—	(68)
Director and officer stock purchasing plan	—	—	—	—	4	—	—	—	4
Share-based compensation	—	—	—	—	17,066	—	—	—	17,066
Stock repurchase	—	—	—	—	(45)	(479)	—	—	(524)
Actuarial gain on defined benefit plan	—	—	—	—	—	—	307	—	307
Unrealized gain on deferred compensation trust assets	—	—	—	—	—	—	89	—	89
Effect of changes in foreign currencies	—	—	—	—	—	—	93	—	93
Balance, January 1, 2022	—	—	52,960	$56	$282,663	$(7,625)	$274	$(179,800)	$95,568
Net loss	—	—	—	—	—	—	—	(951)	(951)
Issuance of shares in connection with stock option exercise	—	—	738	—	1,284	—	—	—	1,284
Issuance of shares in connection with restricted stock units vesting	—	—	872	1	(1)	—	—	—	—
Issuance of stock awards to consultants	—	—	10	—	81	—	—	—	81
Issuance of shares in connection with BOD fees	—	—	3	—	22	—	—	—	22
Issuance of shares in connection with ESPP	—	—	107	—	795	—	—	—	795
Officers and directors stock purchase plan	—	—	3	—	26	—	—	—	26
Share-based compensation	—	—	—	—	12,395	—	—	—	12,395
Actuarial gain on defined benefit plan	—	—	—	—	—	—	872	—	872
Unrealized loss on deferred compensation trust assets	—	—	—	—	—	—	(147)	—	(147)
Effect of changes in foreign currencies	—	—	—	—	—	—	127	—	127
Balance, December 31, 2022	—	$—	54,693	$57	$297,265	$(7,625)	$1,126	$(180,751)	$110,072

See accompanying notes to consolidated financial statements.

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fiscal Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Operating activities
Net loss	$(951)	$(10,339)	$(1,513)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	13,607	9,895	7,657
Amortization of intangible assets	108	110	102
Share-based compensation expense	11,296	15,685	7,778
Stock awards issued for non-employee director service	22	23	24
Stock awards related to officers and directors stock purchase plan from payroll deferral	26	—	—
(Gain) loss from disposition of assets	(41)	52	—
Amortization of deferred financing costs	53	18	18
Changes in operating assets and liabilities:
Accounts receivable	(1,424)	1,303	(3,650)
Inventory	2,825	(49,535)	(36,815)
Other current assets	(141)	1,340	(2,983)
Other non-current assets	(636)	551	(1,056)
Accounts payable and accrued expenses	(9,629)	22,436	8,398
Other current liabilities	(129)	374	1,120
Right-of-use obligation - operating leases - current	402	1,696	1,143
Right-of-use obligation - operating leases - long-term	(200)	(836)	(321)
Other non-current liabilities	180	239	1,030
Net cash provided by (used in) operating activities	15,368	(6,988)	(19,068)
Investing activities
Additions to property and equipment	(12,585)	(11,578)	(9,657)
Payment for intangible assets	—	—	(101)
Proceeds from sale of property and equipment	68	27	—
Net cash used in investing activities	(12,517)	(11,551)	(9,758)
Financing activities
Borrowings from revolving loan payable	10,417	131	1,415
Payments made on revolving loan payable	(10,417)	(131)	(1,415)
Proceeds from notes payable	—	—	4,107
Payments of notes payable	—	—	(5,333)
Repurchase of treasury stock	—	(524)	—
Payments on finance leases	(4,232)	(2,164)	(1,005)
Net proceeds from issuance of common stock for ESPP	795	—	—
Net proceeds from issuance of common stock	—	—	60,461
Statutory tax withholding payment for share-based compensation	—	(3)	(93)
Proceeds from exercise of stock options	1,284	3,661	4,257
Payment of registration costs of common stock	—	(68)	—
Preferred stock dividends paid	—	—	(33)
Net cash (used in) provided by financing activities	(2,153)	902	62,361
Effect of exchange rate changes on cash	(75)	(21)	(6)
Net change in cash and cash equivalents	623	(17,658)	33,529
Cash and cash equivalents, beginning of period	18,144	35,802	2,273
Cash and cash equivalents, end of period	$18,767	$18,144	$35,802
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use operating asset acquired	$—	$15,000	$15,508
Right-of-use finance asset acquired	$9,206	$4,975	$4,766
Accrued asset purchases	$624	$1,764	$1,822
Share-based compensation expense capitalized in property and equipment	$1,180	$2,159	$659
Stock issued for services	$81	$778	$—
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$649	$88	$135
Cash paid during the period for interest	$1,366	$1,102	$1,834

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

Fiscal Year

The Company’s fiscal year is based on a 52/53 week fiscal year ending on the Saturday closest to December 31. The fiscal year ended December 31, 2022 (fiscal year 2022) is a 52 week period and January 1, 2022 (fiscal year 2021) is a 52 week period.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Key estimates made by management relate primarily to determining the net realizable value of inventory and the valuation of deferred tax assets and liabilities. Actual results could differ from these estimates.

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

Concentrations of credit risk are primarily limited to the offline sales customer base to which the Company’s products are sold, which is related to trade receivables that are approximately 20% and 18% of total accounts receivable, net, balance as of the year ended December 31, 2022 and January 1, 2022, respectively. The Company does not believe significant concentrations of credit risk exist as a significant portion of the outstanding trade receivables balance is insured by a third-party credit insurance company.

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

Inventory as of December 31, 2022 and January 1, 2022 included items in-transit to our distribution centers, in the amounts of $17,444 and $42,255, respectively.

Website and Software Development Costs

The Company capitalizes certain costs associated with website and software developed for internal use according to ASC 350-50 - Intangibles – Goodwill and Other – Website Development Costs and ASC 350-40 Intangibles – Goodwill and Other – Internal-Use Software, when both the preliminary project design and testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website and software development such as payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use software project and website. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. These amounts are amortized on a straight-line basis over two to five years once the software and/or website enhancement is placed into service. The Company capitalized website and software development costs of $11,067, $6,334 and $4,769 during fiscal years 2022, 2021 and 2020, respectively. As of December 31, 2022 and January 1, 2022, our internally developed website and software costs amounted to $23,761 and $14,153, respectively, and the related accumulated amortization amounted to $13,898 and $8,929, respectively.

Long-Lived Assets and Intangibles Subject to Amortization

The Company accounts for the impairment and disposition of long-lived assets, including intangibles subject to amortization, in accordance with ASC - 360 Property, Plant and Equipment (“ASC 360”). Management assesses potential impairments whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. An impairment loss will result when the carrying value exceeds the undiscounted cash flows estimated to result from the use and eventual disposition of the asset or asset group. Impairment losses will be recognized in operating results to the extent that the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset or asset group. As of December 31, 2022, the Company’s long-lived assets did not indicate a potential impairment under the provisions of ASC 360, therefore no impairment charges were recorded for fiscal year 2022.

Deferred Financing Costs

Deferred financing costs are being amortized to interest expense over the term of the revolving loan using the straight-line method, which approximates amortization the effective interest method.

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

Payments received prior to the delivery of goods to customers are recorded as deferred revenue in other current liabilities in the consolidated balance sheets.

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

No customer accounted for more than 10% of the Company’s net sales.

The following table provides an analysis of the allowance for sales returns and the allowance for doubtful accounts (in thousands):

		Charged to
	Balance at	Revenue,		Balance at
	Beginning	Cost or	Deductions or	End of
	of Period	Expenses	Recoveries	Period
Fifty-Two Weeks Ended December 31, 2022
Allowance for sales returns	$2,936	$44,950	$(44,813)	$3,073
Allowance for doubtful accounts	9	22	4	35
Fifty-Two Weeks Ended January 1, 2022
Allowance for sales returns	$2,613	$37,628	$(37,305)	$2,936
Allowance for doubtful accounts	1	123	(115)	9

Cost of Sales

Cost of sales consists of the direct costs associated with procuring parts from suppliers and delivering products to customers. These costs include direct product costs, outbound freight and shipping costs, warehouse supplies and warranty costs, partially offset by purchase discounts. Total freight and shipping expense included in cost of sales for fiscal years 2022, 2021 and 2020 was $93,593, $89,785 and $69,925, respectively. Depreciation and amortization expenses are excluded from cost of sales and included in operating expense.

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

Operating Expense

Operating expense consists of marketing, general and administrative, fulfillment, and technology expense. The Company also includes share-based compensation expense in the applicable operating expense category based on the respective equity award recipient’s function. Marketing costs, including advertising, are expensed as incurred. The majority of advertising expense is paid to internet search engine service providers, television advertising, and internet commerce facilitators. For fiscal years 2022, 2021 and 2020, the Company recognized advertising costs of $79,854, $69,102 and $54,588, respectively. Marketing expense also includes payroll and related expenses associated with our customer service and marketing personnel. General and administrative expense consists primarily of administrative payroll and related expenses, merchant processing fees, legal and professional fees and other administrative costs. Fulfillment expense consists primarily of payroll and related costs associated with warehouse employees and the Company’s purchasing group, facilities rent, building maintenance, depreciation and other costs associated with inventory management and wholesale operations. Technology expense consists primarily of payroll and related expenses of the Company’s information technology personnel, the cost of hosting the Company’s servers, communications expenses and internet connectivity costs, computer support and website and software development amortization expense. Marketing expense, general and administrative expense, and fulfillment expense also includes depreciation and amortization expense.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC 718 - Compensation – Stock Compensation (“ASC 718”). All share-based payment awards issued to employees are recognized as share-based compensation expense in the statements of operations and comprehensive operations based on their respective grant date fair values. Compensation expense for service-based restricted stock units is based on the closing stock price of our common stock on the date of grant, and is recognized on a straight-line basis over the requisite service period. Compensation expense for performance-based awards is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria.

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

In accordance with ASC 718, we recognize forfeitures as they occur.

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

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely to be realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of December 31, 2022, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.

Taxes Collected from Customers and Remitted to Governmental Authorities

The Company presents taxes collected from customers and remitted to governmental authorities on a net basis in accordance with the guidance on ASC 606-10-32-2 - Taxes Collected from Customers and Remitted to Governmental Authorities.

Leases

The Company accounts for leases in accordance with ASC 842 – Leases (“ASC 842”), which requires lessees to record right-of-use assets and related right-of-use obligations on the balance sheet for all leases with terms longer than 12 months. The Company determines if an arrangement contains a lease at inception. For purposes of calculating operating lease obligations under the standard, the Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such option. The Company's leases do not contain material residual value guarantees or material restrictive covenants.

The discount rate used to measure a lease obligation should be the rate implicit in the lease; however, the Company’s operating leases generally do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate at lease commencement to determine the present value of lease payments. The incremental borrowing rate is an entity-specific rate which represents the rate of interest a lessee would pay to borrow on a collateralized basis over a similar term with similar payments. Lease expense is recognized on a straight-line basis over the lease term.

Foreign Currency Translation

Effective July 3, 2022, management reassessed our functional currency determination for our Philippines subsidiary in accordance with ASC 830, Foreign Currency Matters, and concluded a change in the functional currency was appropriate from the local currency to the U.S. dollar, our reporting currency. As a result, the change in the Philippines subsidiary’s functional currency has been applied on a prospective basis in accordance with ASC 830. Effective as of July 3, 2022, foreign currency gains and losses are now included in net loss. Any translation gains and losses that were previously recorded in accumulated other comprehensive income in the Company’s consolidated balance sheets remain unchanged through July 2, 2022. Foreign currency assets and liabilities are now remeasured into U.S. dollars using current exchange rates, except for nonmonetary assets and equity, which are remeasured at historical exchange rates. Revenue and expenses are remeasured using average exchange rates during the fiscal year, except for expenses related to nonmonetary assets, which are remeasured at historical exchange rates.

Comprehensive Loss

The Company reports comprehensive loss in accordance with ASC 220 - Comprehensive Income (“ASC 220”). Accumulated other comprehensive income, included in the Company’s consolidated balance sheets, includes foreign currency translation adjustments related to the Company’s foreign operations through July 2, 2022, unrealized (loss) gain on deferred compensation trust assets, and actuarial gain (loss) on the Company’s defined benefit plan in the Philippines. The Company presents the components of net loss and other comprehensive gain (loss) in its consolidated statements of operations and comprehensive operations.

Recently Adopted Accounting Pronouncements

The Company did not adopt any recently issued accounting pronouncements during the fiscal years ended December 31, 2022 or January 1, 2022.

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

Financial Assets Valued on a Recurring Basis

As of December 31, 2022 and January 1, 2022, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s cash and cash equivalents which consist primarily of money market funds and short-term investments with original maturity dates of three months or less at the date of purchase. The Company determines fair value of these assets through quoted market prices and as such they are considered Level 1 assets. Level 1 cash and cash equivalents were valued at $18,767 and $18,144 as of December 31, 2022 and January 1, 2022, respectively. During fiscal years 2022 and 2021 there were no transfers into or out of Level 1 and Level 2 assets.

Non-Financial Assets Valued on a Non-Recurring Basis

The Company’s long-lived assets, including intangible assets subject to amortization, are measured at fair value on a non-recurring basis. These assets are measured at cost but are written-down to fair value, if necessary, as a result of impairment. As of December 31, 2022 and January 1, 2022, the Company determined long-lived assets, including intangible assets, were not impaired, as such, they were not measured at fair value.

Note 3 – Property and Equipment, Net

The Company’s property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense for fiscal years 2022, 2021 and 2020 was $13,607, $9,895 and $7,657, respectively. The cost and related accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings. Repairs and maintenance are expensed as incurred.

Property and equipment consisted of the following as of December 31, 2022 and January 1, 2022:

	December 31, 2022	January 1, 2022
Machinery and equipment	10,660	10,525
Computer software (purchased and developed) and equipment	24,143	14,785
Vehicles	305	251
Leasehold improvements	2,457	1,772
Furniture and fixtures	513	395
Construction in process	10,341	11,170
	48,419	38,898
Less accumulated depreciation and amortization	(24,129)	(18,162)
Property and equipment, net	$24,290	$20,736

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

Note 4 – Borrowings

The Company maintains an asset-based revolving Credit Facility that provides for, among other things a revolving commitment, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment.

On June 17, 2022, the Company and JPMorgan entered into an Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) amending and restating in its entirety the original Credit Agreement dated April 26, 2012, as amended through the Fourteenth Amendment. The Credit Agreement, as amended and restated, provides for the revolving commitment in an aggregated principal amount of $75,000 (formerly $30,000) and allows for an uncommitted ability to increase the aggregate principal amount by an additional $75,000 to $150,000 (formerly $40,000 maximum) subject to certain terms and conditions. The Credit Facility now matures on June 17, 2027.

As of December 31, 2022, the Company’s outstanding revolving loan balance was $0. As of December 31, 2022, our outstanding standby letters of credit balance was $620, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) SOFR plus an applicable margin of 1.50% to 2.00% per annum based on the Company’s fixed charge coverage ratio, or (b) a “an alternate prime base rate” subject to an increase from 0.00% to 0.50% per annum based on the Company’s fixed charge coverage ratio. As of December 31, 2022, the Company’s SOFR based interest rate was 5.96% and the Company’s prime based rate was 7.50%. A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of either 0.20% or 0.25% per annum based upon undrawn availability, is payable monthly. Under the terms of the terms of the agreement with JPMorgan, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $9,000 for three consecutive business days, and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $9,000 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). In addition, the Company’s required excess availability related to the “Covenant Testing Trigger Period” (as defined under the Credit Agreement) is less than $7,500 for three consecutive business days, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, and continuing until excess availability has been greater than or equal to $7,500 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment).

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

Note 5 – Stockholders’ Equity and Share-Based Compensation

Public Equity Offering

On August 18, 2020, the Company completed an underwritten public equity offering of 4,000 shares of its common stock at a public offering price of $13.00 per share, resulting in net proceeds of $48,831 after deducting underwriters’ offering expenses and commissions. As part of the public equity offering, the Company granted the underwriters a 30-day option to purchase up to 900 shares of its common stock at the public offering price. The underwriters subsequently exercised their option in full within 30 days to purchase 900 shares of the Company’s common stock resulting in additional net proceeds of $11,700. The Company’s use of the net proceeds from the public equity offering was for working capital and other general corporate purposes.

Series A Convertible Preferred Stock

On June 19, 2020, each outstanding share of Series A Preferred automatically converted to one share of the Company’s common stock. This automatic conversion was required pursuant to Section 4 of the Series A Preferred Stock purchase agreement (dated March 25, 2013) because the volume weighted average price for the common stock price was equal to, or exceeded, $4.35 for 30 consecutive trading days. The Company issued an aggregate of 2,620,687 shares of common stock in connection with the automatic conversion. Because of this automatic conversion during fiscal year 2020, 0 shares of Series A Preferred shares were outstanding as of December 31, 2022 and January 1, 2022.

Stock Repurchase Program

On July 27, 2021, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $30 million of the Company’s common stock from time to time. The repurchases of common stock may be executed through open market purchases, block trades, the implementation of a 10b5-1 plan, and/or any other available methods. During the fiscal year ended December 31, 2022, the Company did not repurchase any shares of common stock. During the fiscal year ended January 1, 2022, the Company repurchased $479 of its common stock through the stock repurchase program at an average price of $11.99 per share.

Employee Stock Purchase Plan

In May 2021, the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (“2021 ESPP”). Under the 2021 ESPP, eligible employees who participate in an offering period may have a certain percentage of their eligible earnings withheld, up to certain limitations, to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last business day of the six-month offering period. The first offering period commenced on July 1, 2021. A total of 250,000 shares of common stock were reserved for issuance under the 2021 ESPP. During the fiscal year ended December 31, 2022, 107 shares were issued under the ESPP. During the fiscal year ended January 1, 2022, no shares were issued under the ESPP.

The estimated fair value of employee stock purchase rights under the ESPP was determined using the Black-Scholes option pricing model with the following assumptions:

Fiscal Year Ended
December 31, 2022
Expected life	0.5 years
Risk-free interest rate	0.19% - 2.52%
Expected volatility	50.8% - 80.5%
Expected dividend yield	—%

Share-Based Compensation Plan Information

The Company adopted the 2016 Equity Incentive Plan ("2016 Equity Plan") on March 9, 2016, which became effective on May 31, 2016, following stockholder approval. Subject to adjustment for certain changes in the Company’s capitalization, the aggregate number of shares of the Company’s common stock that may be issued under the 2016 Equity Plan will not exceed the sum of (i) two million five hundred thousand (2,500) new shares, (ii) the number of unallocated shares remaining available for the grant of new awards under the Company’s prior equity plans described below (the “Prior Equity Plans”) as of the effective date of the 2016 Plan (which was equal to 3,894 shares as of May 31, 2016) and (iii) any shares subject to a stock award under the Prior Equity Plans that are not issued because such stock award expires or otherwise terminates without all of the shares covered by such stock award having been issued, that are not issued because such stock award is settled in cash, that are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares, or that are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award. In addition, the share reserve will automatically increase on January 1st of each year, for a period of nine years, commencing on January 1, 2017 and ending on (and including) January 1, 2026, in an amount equal to one million five hundred thousand (1,500) shares per year; however the Board of Directors of the Company may act prior to January 1st of a given year to provide that there will be no January 1st increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant the automatic increase. Options granted under the 2016 Equity Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must be equal to 100% of the fair market value on the date of grant. As of December 31, 2022, approximately 1,432 shares were available for future grants under the 2016 Equity Plan.

The following tables summarizes the Company’s stock option activity for the fiscal years ended, and details regarding the options outstanding and exercisable as of December 31, 2022 and January 1, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value(1)
Options outstanding, January 1, 2022	4,765	$2.17
Granted	—	$—
Exercised	(738)	$1.74
Cancelled:
Forfeited	(547)	$2.16
Expired	(17)	$4.45
Options outstanding, December 31, 2022	3,463	$2.25	4.79	$14,313
Vested and expected to vest at December 31, 2022	3,463	$2.25	4.79	$14,313
Options exercisable, December 31, 2022	2,903	$2.10	4.38	$12,333

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value(1)
Options outstanding, January 2, 2021	6,932	$2.09
Granted	—	$—
Exercised	(2,060)	$1.78
Cancelled:
Forfeited	(98)	$4.69
Expired	(9)	$2.91
Options outstanding, January 1, 2022	4,765	$2.17	7.00	$43,039
Vested and expected to vest at January 1, 2022	4,765	$2.17	7.00	$43,039
Options exercisable, January 1, 2022	2,662	$2.04	6.43	$24,389
(1)	These amounts represent the difference between the exercise price and the closing price of CarParts.com, Inc. common stock at the end of the respective fiscal year as reported on the NASDAQ Stock Market, for all options outstanding that have an exercise price currently below the closing price.

No stock options were granted under the 2016 Equity Plan during the fiscal years 2022 and 2021. The intrinsic value of stock options at the date of the exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During fiscal years 2022 and 2021, the total intrinsic value of the exercised options was $4,085 and $28,699, respectively. The Company had $814 of unrecognized share-based compensation expense related to stock options outstanding as of December 31, 2022, which expense is expected to be recognized over a weighted-average period of 1.23 years.

Restricted Stock Units

During the fiscal years 2022 and 2021, the Company granted an aggregate of 2,677 and 2,710 RSUs, respectively, to certain employees of the Company. The restricted stock units ("RSUs") were granted under the 2016 Equity Incentive Plan and reduced the pool of equity instruments available under that plan.

The vesting of each RSU is subject to the employee’s continued employment through applicable vesting dates. Some RSUs granted to certain executives may vest on an accelerated basis in part or in full upon the occurrence of certain events. The RSUs are accounted for as equity awards and are measured at fair value based upon the grant date price of the Company’s common stock. The closing price of the Company’s common stock on each grant date during 2022 ranged from $5.30 to $10.99. The closing price of the Company’s common stock on each grant during 2021 ranged from $9.60 to $19.92. Compensation expense is recognized on a straight-line basis over the requisite service period of one-to-three years. Compensation expense for performance-based RSUs (“PSUs”) is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria.

During 2022 there were 1,634 RSUs granted that were time-based and 1,043 granted that were performance-based. As of December 31, 2022, the performance criteria established to trigger vesting of PSUs granted in 2022 was met, but still subject to certification by the Compensation Committee.

During 2021 there were 1,070 RSUs granted that were time-based and 1,640 granted that were performance-based. As of January 1, 2022, the performance criteria established to trigger vesting of the PSUs granted in 2021 was met.

For the fiscal year ended December 31, 2022, we recorded compensation expense of $11,209 related to RSU’s. As of December 31, 2022, there was unrecognized compensation expense of $19,598 related to unvested RSUs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.94 years.

Share-Based Compensation Expense

For the fiscal years 2022, 2021 and 2020, the Company recorded share-based compensation expense related to stock options and RSUs of $11,296, $15,685 and $7,778, respectively.

The share-based compensation expense is net of amounts capitalized to internally-developed software of $1,180, $2,159 and $659 during the fiscal years 2022, 2021 and 2020, respectively.

Note 6 – Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Net loss per share:
Numerator:
Net loss allocable to common shares	$(951)	$(10,339)	$(1,513)
Dividends on Series A Convertible Preferred Stock	—	—	(71)
Net loss allocable to common shares	$(951)	$(10,339)	$(1,584)
Denominator:
Weighted-average common shares outstanding (basic and diluted)	54,137	51,381	42,333
Basic and diluted net loss per share	$(0.02)	$(0.20)	$(0.04)

For the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share as the effect of including such securities would have been anti-dilutive.

Note 7 – Income Taxes

The components of loss before income taxes consist of the following:

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Domestic operations	$(965)	$(10,460)	$(1,738)
Foreign operations	646	472	532
Total loss before income taxes	$(319)	$(9,988)	$(1,206)

The income tax provision consists of the following:

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Current:
Federal tax	$—	$—	$50
State tax	395	68	80
Foreign tax	237	283	177
Total current taxes	632	351	307
Deferred:
Federal tax	307	(6,628)	(453)
State tax	(195)	(407)	(225)
Total deferred taxes	112	(7,035)	(678)
Valuation allowance	(112)	7,035	678
Income tax provision	$632	$351	$307

Income tax provision differs from the amount that would result from applying the federal statutory rate as follows:

	December 31, 2022	January 1, 2022	January 2, 2021
Income tax at U.S. federal statutory rate	$(67)	$(2,098)	$(253)
Tax attributes written off	—	—	50
Share-based compensation	397	(4,602)	(318)
State income tax, net of federal tax effect	158	(269)	(115)
Foreign tax	194	243	144
Other	62	42	121
Change in valuation allowance	(112)	7,035	678
Effective tax provision	$632	351	$307

For fiscal years 2022, 2021 and 2020, the effective tax rate for the Company was (198.0)%, (3.5)% and (25.4)%, respectively. The Company’s effective tax rate for fiscal years 2022, 2021 and 2020 differs from the U.S. federal rate primarily as a result of non-deductible share-based compensation, the write-off of expired state net operating loss carryforwards, and the change in the valuation allowance maintained against the Company’s deferred tax assets.

Deferred tax assets and deferred tax liabilities consisted of the following:

	December 31, 2022	January 1, 2022
Deferred tax assets:
Inventory and inventory related allowance	$2,440	$1,373
Lease liabilities	11,226	10,830
Share-based compensation	4,337	3,108
Intangibles	137	161
Sales and bad debt allowances	1,099	1,021
Accrued compensation	444	445
Net operating loss	28,728	32,102
Other	151	210
Total deferred tax assets	48,562	49,250
Valuation allowance	(37,565)	(37,637)
Net deferred tax assets	10,997	11,613
Deferred tax liabilities:
Right-of-use assets	10,506	10,203
Tax over book depreciation	489	1,410
Other	2	—
Total deferred tax liabilities	10,997	11,613
Net deferred tax assets	$—	$—

As of December 31, 2022, federal and state net operating loss (“NOL”) carryforwards were $103,323 and $80,280, respectively. Federal NOL carryforwards of $1,026 were acquired in the acquisition of WAG which are subject to Internal Revenue Code section 382 and limited to an annual usage limitation of $135. Federal NOL carryforwards begin to expire in 2029, while state NOL carryforwards begin to expire in 2023. The state NOL carryforwards expire in the respective tax years as follows:

2023	$3,013
2024	2,355
2025	3,296
2026	2,982
2027	4,855
Thereafter	63,779
$80,280

Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversal of existing taxable temporary differences. ASC 740 provides that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years or losses expected in early future years. As of December 31, 2022, mainly due to cumulative losses in recent years, the Company maintained a valuation allowance in the amount of $37,565 against deferred tax assets that were not more likely than not of being realized.

We are subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2018-2022 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2019-2022 remain open. The Company does not anticipate a significant change to the amount of unrecognized tax benefits within the next twelve months.

Included in accrued expenses are income taxes (receivable) payable of ($67) and $145 as of December 31, 2022 and January 1, 2022, respectively, consisting primarily of current foreign taxes. Included in other non-current liabilities are income taxes payable of $990 and $803 as of December 31, 2022 and January 1, 2022, respectively, relating to accrued future foreign withholding taxes.

Note 8 – Commitments and Contingencies

Facilities Leases

The Company’s leases its corporate headquarters located in Torrance, California. The Company also leases warehouse space in LaSalle, Illinois, Chesapeake, Virginia, Las Vegas, Nevada, Grand Prairie, Texas, and Jacksonville, Florida, in addition to leasing office space for the Philippines subsidiary.

Facility rent expense for fiscal years 2022, 2021, and 2020 was $7,846, $6,019 and 4,058, respectively.

Quantitative information regarding the Company’s leases are as follows (in thousands):

	Fiscal Year ended
	December 31, 2022	January 1, 2022	January 2, 2021
Components of lease cost
Finance lease cost components
Amortization of finance lease assets	$4,440	$2,571	$1,246
Interest on finance lease liabilities	1,139	1,111	735
Total finance lease costs	$5,579	$3,682	$1,981
Operating lease costs	$4,107	$2,441	$1,890

Total lease cost	$9,686	$6,123	$3,871

Supplemental cash flow information related to operating and finance leases is as follows:	Fiscal Year ended
	December 31, 2022	January 1, 2022	January 2, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$5,269	$3,399	1,676
Operating cash outflow from finance leases	1,139	1,111	735
Financing cash outflow from finance leases	4,232	2,164	1,005

Weighted-average remaining lease term-finance leases (in years)	5.8	7.2	8.9
Weighted-average remaining lease term-operating leases (in years)	5.4	6.3	6.3
Weighted-average discount rate-finance leases	5.72%	6.06%	6.53%
Weighted-average discount rate-operating leases	4.11%	4.12%	4.13%

Lease commitments as of December 31, 2022 were as follows:

	Finance Leases	Operating Leases	Total
2023	$5,839	$5,551	$11,390
2024	5,031	5,528	10,559
2025	3,985	5,139	9,124
2026	3,002	4,464	7,466
2027	1,723	4,424	6,147
Thereafter	5,737	4,039	9,776
Total minimum payments required	25,317	29,145	54,462
Less portion representing interest	4,648	3,162	7,810
Present value of lease obligations	$20,669	$25,983	$46,652
Less current portion of lease obligations	4,753	4,571	9,324
Long-term portion of lease obligations	$15,916	$21,412	$37,328

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

Note 9 – Employee Retirement Plan and Deferred Compensation Plan

Effective February 17, 2006, the Company adopted a 401(k) defined contribution retirement plan covering all full time employees who have completed one month of service. The Company may, at its sole discretion, match fifty cents per dollar up to 6% of each participating employee’s salary. The Company’s contributions vest in annual installments over three years. Discretionary contributions made by the Company totaled $850, $737 and $558 for fiscal years 2022, 2021 and 2020, respectively.

In January 2010, the Company adopted the CarParts.com, Inc. Management Deferred Compensation Plan (the “Deferred Compensation Plan”), for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 90% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by the Company through the purchase of mutual funds, held by a rabbi trust. The deferred compensation liabilities (consisting of employer contributions, employee deferrals and associated earnings and losses) are general unsecured obligations of the Company. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company may at its discretion contribute certain amounts to eligible employee accounts. In January 2010, the Company began to contribute 50% of the first 2% of participants’ eligible contributions into their Deferred Compensation Plan accounts. As of December 31, 2022, the assets and associated liabilities of the Deferred Compensation Plan were $491 and $697, respectively, and were $828 and $962, respectively, as of January 1, 2022 and are included in other non-current assets, other current liabilities and other non-current liabilities in our consolidated balance sheets. The interest dividend and realized/unrealized gain/loss for fiscal years 2022, 2021 and 2020 was immaterial.

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

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
House Brands
Replacement Parts	67%	68%	71%
Hard Parts	20%	18%	17%
Performance	1%	1%	1%

Branded
Replacement Parts	1%	1%	1%
Hard Parts	7%	7%	6%
Performance	4%	5%	4%

Total	100%	100%	100%

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2023	CARPARTS.COM, INC.

	By:	/s/ David Meniane
David Meniane
Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned officers and directors of CarParts.com, Inc., do hereby constitute and appoint David Meniane and Ryan Lockwood, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ David Meniane	Chief Executive Officer and Director	March 7, 2023
David Meniane	(principal executive officer)
/s/ Ryan Lockwood	Chief Financial Officer	March 7, 2023
Ryan Lockwood	(principal financial and accounting officer)
/s/ Warren B. Phelps III	Chairman of the Board	March 7, 2023
Warren B. Phelps III
/s/ Jay K. Greyson	Director	March 7, 2023
Jay K. Greyson
/s/ Jim Barnes	Director	March 7, 2023
Jim Barnes
/s/ Lisa Costa	Director	March 7, 2023
Lisa Costa
/s/ Nanxi Liu	Director	March 7, 2023
Nanxi Liu
/s/ Henry Maier	Director	March 7, 2023
Henry Maier
/s/ Ana Dutra	Director	March 7, 2023
Ana Dutra