Form 10-Q
period 2023-04-01
CarParts.com, Inc.
filed 2023-05-03
CIK 1378950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

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

As of April 25, 2023, the registrant had 56,330,410 shares of common stock outstanding, $0.001 par value.

CARPARTS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THIRTEEN WEEKS ENDED APRIL 1, 2023

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, In Thousands, Except Par Value Data)

	April 1,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$49,305	$18,767
Accounts receivable, net	9,745	6,406
Inventory, net	112,364	136,026
Other current assets	7,183	6,672
Total current assets	178,597	167,871
Property and equipment, net	24,423	24,290
Right-of-use - assets - operating leases, net	22,850	23,951
Right-of-use - assets - finance leases, net	18,401	19,750
Other non-current assets	2,589	2,537
Total assets	$246,860	$238,399
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$55,221	$57,616
Accrued expenses	20,924	16,466
Right-of-use - obligation - operating, current	4,640	4,571
Right-of-use - obligation - finance, current	4,601	4,753
Other current liabilities	6,071	4,622
Total current liabilities	91,457	88,028
Right-of-use - obligation - operating, non-current	20,306	21,412
Right-of-use - obligation - finance, non-current	14,826	15,916
Other non-current liabilities	3,202	2,971
Total liabilities	129,791	128,327
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 56,203 and 54,693 shares issued and outstanding as of April 1, 2023 and December 31, 2022 (of which 2,565 are treasury stock)	59	57
Treasury stock	(7,625)	(7,625)
Additional paid-in capital	303,185	297,265
Accumulated other comprehensive income	1,150	1,126
Accumulated deficit	(179,700)	(180,751)
Total stockholders’ equity	117,069	110,072
Total liabilities and stockholders' equity	$246,860	$238,399

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended
	April 1,	April 2,
	2023	2022
Net sales	$175,492	$166,053
Cost of sales (1)	112,941	104,891
Gross profit	62,551	61,162
Operating expense	61,915	58,771
Income from operations	636	2,391
Other income (expense):
Other income, net	914	56
Interest expense	(358)	(292)
Total other income (expense), net	556	(236)
Income before income taxes	1,192	2,155
Income tax provision	141	52
Net income	1,051	2,103
Other comprehensive gain (loss):
Foreign currency translation adjustments	—	20
Unrealized gain (loss) on deferred compensation trust assets	24	(34)
Total other comprehensive gain (loss)	24	(14)
Comprehensive income	$1,075	$2,089
Net income per share:
Basic net income per share	$0.02	$0.04
Diluted net income per share	$0.02	$0.04
Weighted-average common shares outstanding:
Shares used in computation of basic net income per share	55,047	53,251
Shares used in computation of diluted net income per share	58,037	57,172
(1)	Excludes depreciation and amortization expense which is included in operating expense.

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, In Thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance, January 1, 2022	52,960	$56	$282,663	$(7,625)	$274	$(179,800)	$95,568
Net income	—	—	—	—	—	2,103	2,103
Issuance of shares in connection with stock option exercise	533	—	792	—	—	—	792
Issuance of shares in connection with restricted stock units vesting	519	1	(1)	—	—	—	—
Issuance of stock awards to consultants	10	—	81	—	—	—	81
Issuance of shares in connection with BOD fees	—	—	6	—	—	—	6
Issuance of shares in connection with Employee Stock Purchase Plan ("ESPP")	45	—	431	—	—	—	431
Officers and directors stock purchasing plan	3	—	23	—	—	—	23
Share-based compensation	—	—	4,225	—	—	—	4,225
Unrealized loss on deferred compensation trust assets	—	—	—	—	(34)	—	(34)
Effect of changes in foreign currencies	—	—	—	—	20	—	20
Balance, April 2, 2022	54,070	$57	$288,220	$(7,625)	$260	$(177,697)	$103,215

Balance, December 31, 2022	54,693	57	297,265	(7,625)	1,126	(180,751)	110,072
Net income	—	—	—	—	—	1,051	1,051
Issuance of shares in connection with stock option exercise	972	1	1,523	—	—	—	1,524
Issuance of shares in connection with restricted stock units vesting	495	1	—	—	—	—	1
Issuance of shares in connection with BOD fees	1	—	6	—	—	—	6
Issuance of shares in connection with ESPP	42	—	221	—	—	—	221
Officers and directors stock purchase plan	—	—	—	—	—	—	—
Share-based compensation	—	—	4,170	—	—	—	4,170
Unrealized gain on deferred compensation trust assets	—	—	—	—	24	—	24
Balance, April 1, 2023	56,203	$59	$303,185	$(7,625)	$1,150	$(179,700)	$117,069

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, In Thousands)

	Thirteen Weeks Ended
	April 1,	April 2,
	2023	2022
Operating activities
Net income	$1,051	$2,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,919	2,957
Amortization of intangible assets	11	28
Share-based compensation expense	3,899	3,992
Stock awards issued for non-employee director service	6	6
Stock awards related to officers and directors stock purchase plan from payroll deferral	—	23
Amortization of deferred financing costs	16	4
Changes in operating assets and liabilities:
Accounts receivable	(3,362)	(1,445)
Inventory	23,662	(19,087)
Other current assets	(511)	(998)
Other non-current assets	(55)	(503)
Accounts payable and accrued expenses	2,399	18,296
Other current liabilities	1,450	(136)
Right-of-use obligation - operating leases - current	181	125
Right-of-use obligation - operating leases - long-term	(117)	(1)
Other non-current liabilities	232	(98)
Net cash provided by operating activities	32,781	5,266
Investing activities
Additions to property and equipment	(2,745)	(3,760)
Net cash used in investing activities	(2,745)	(3,760)
Financing activities
Borrowings from revolving loan payable	76	5,032
Payments made on revolving loan payable	(76)	(32)
Payments on finance leases	(1,242)	(844)
Net proceeds from issuance of common stock for ESPP	221	431
Proceeds from exercise of stock options	1,523	792
Net cash provided by financing activities	502	5,379
Effect of exchange rate changes on cash	—	6
Net change in cash and cash equivalents	30,538	6,891
Cash and cash equivalents, beginning of period	18,767	18,144
Cash and cash equivalents, end of period	$49,305	$25,035
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use finance asset acquired	$—	$3,206
Accrued asset purchases	$312	$1,560
Share-based compensation expense capitalized in property and equipment	$271	$314
Stock issued for services	$—	$81
Supplemental disclosure of cash flow information:
Cash (received) paid during the period for income taxes	$(34)	$15
Cash paid during the period for interest	$381	$306

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

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of April 1, 2023 and the consolidated results of operations and cash flows for the thirteen weeks ended April 1, 2023 and April 2, 2022. The Company’s results for the interim periods are not necessarily indicative of the results that may be expected for any other interim period, or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 8, 2023 and all our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2022 fiscal year, and throughout the date of this report.

Effective July 3, 2022, management reassessed our functional currency determination for our Philippines subsidiary in accordance with ASC 830, Foreign Currency Matters, and concluded a change in the functional currency was appropriate from the local currency to the U.S. dollar, our reporting currency. As a result, the change in the Philippines subsidiary’s functional currency has been applied on a prospective basis in accordance with ASC 830. Effective as of July 3, 2022, foreign currency gains and losses are now included in net income. Any translation gains and losses that were previously recorded in accumulated other comprehensive income in the Company’s consolidated balance sheets remained unchanged through July 2, 2022. Foreign currency assets and liabilities are now remeasured into U.S. dollars using current exchange rates, except for nonmonetary assets and equity, which are remeasured at historical exchange rates. Revenue and expenses are remeasured using average exchange rates during the fiscal year, except for expenses related to nonmonetary assets, which are remeasured at historical exchange rates.

Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months.

Note 2 – Borrowings

The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment, which is subject to a borrowing base derived from certain receivables, inventory, and property and equipment. The Credit Facility provides for the revolving commitment in an aggregated principal amount of $75,000 and allows for an uncommitted ability to increase the aggregate principal amount by an additional $75,000 to $150,000, subject to certain terms and conditions. The Credit Facility matures on June 17, 2027. As of April 1, 2023 and December 31, 2022, our outstanding revolving loan balance was $0. As of April 1, 2023 and December 31, 2022, the outstanding standby letters of credit balance was $620, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheets.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) Adjusted Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 1.50% to 2.00% per annum based on the Company's fixed charge coverage ratio, or (b) an “alternate prime base rate” subject to an increase from 0.00% to 0.50% per annum based on the Company’s fixed charge coverage ratio. As of April 1, 2023, the Company’s SOFR based interest rate was 6.90% and the Company’s prime based rate was 8.50%. A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of either 0.20% or 0.25% per annum based on the amount of undrawn availability, is payable monthly. Under the terms of the credit agreement with JPMorgan Chase Bank, N.A. (the “Credit Agreement”), cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if “excess availability,” as defined under the Credit Agreement, is less than $9,000 (12% of the aggregate revolving commitment) for three consecutive business days and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $9,000 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that the Company’s required excess availability related to the “Covenant Testing Trigger Period” (as defined under the Credit Agreement) is less than $7,500 (10% of the aggregate revolving commitment) for three consecutive business days, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, and continuing until excess availability has been greater than or equal to $7,500 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment).

Note 3 – Stockholders’ Equity and Share-Based Compensation

Options and Restricted Stock Units

The Company had the following common stock option activity during the thirteen weeks ended April 1, 2023:

●	Granted options to purchase 0 common shares.
●	Exercise of 972 options to purchase common shares.
●	Forfeiture of 1 option to purchase common shares.
●	Expiration of 4 options to purchase common shares.

The following table summarizes the Company’s restricted stock unit ("RSU") activity for the thirteen weeks ended April 1, 2023, and details regarding the awards outstanding and exercisable as of April 1, 2023 (in thousands):

		Weighted	Weighted Average
		Average	Grant Date	Aggregate
	Shares	Exercise Price	Fair Value	Intrinsic Value
Vested and expected to vest as of December 31, 2022	3,132	$—
Awarded	1,455	$—
Vested	(496)	$—
Forfeited	(52)	$—
Awards outstanding, April 1, 2023	4,039	$—	$10.48	$21,569
Vested and expected to vest as of April 1, 2023	4,060	$—	$10.47	$21,682

During the thirteen weeks ended April 1, 2023, 227 RSUs that vested were time-based and 269 were performance-based.

For the thirteen weeks ended April 1, 2023, we recorded compensation costs related to stock options and RSUs of $4,170. For the thirteen weeks ended April 2, 2022, we recorded compensation costs related to stock options and RSUs of $4,306, of which $81 related to common shares issued to consultants as part of their compensation for services provided during the period. As of April 1, 2023, there was unrecognized compensation expense related to stock options and RSUs of $30,197 that will be expensed through March 2027.

Note 4 – Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Thirteen Weeks Ended
	April 1, 2023	April 2, 2022
Net income per share:
Numerator:
Net income allocable to common shares	$1,051	$2,103
Denominator:
Weighted-average common shares outstanding (basic)	55,047	53,251
Common equivalent shares from common stock options and restricted stock	2,990	3,921
Weighted-average common shares outstanding (diluted)	58,037	57,172
Basic net income per share	$0.02	$0.04
Diluted net income per share	$0.02	$0.04

Options and RSUs that were antidilutive and not included in the dilutive earnings per share calculation for the thirteen weeks ended April 1, 2023 and the thirteen weeks ended April 2, 2022 amounted to 1,456 and 3,011, respectively.

Note 5 – Income Taxes

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2018-2022 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2019-2022 remain open.

For the thirteen weeks ended April 1, 2023, the effective tax rate for the Company was 11.8% The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax on the current period pre-tax income.

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

The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the thirteen weeks ended April 1, 2023, there was no material change from fiscal year ended December 31, 2022 in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

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

	Thirteen Weeks Ended
	April 1, 2023	April 2, 2022
House Brands
Replacement Parts	68%	65%
Hard Parts	19%	22%
Performance	1%	—%

Branded
Replacement Parts	1%	1%
Hard Parts	6%	7%
Performance	5%	5%

Total	100%	100%

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

Industry-wide trends that support our strategy and future growth include:

1.Number of SKUs required to serve the market. The number of automotive SKUs has grown dramatically over the last several years. In today’s market, unless the consumer is driving a high volume produced vehicle and needs a simple maintenance item, the part they need is not typically on the shelf at a brick-and-mortar store. We believe our user-friendly flagship website provides customers with a favorable alternative to the brick-and-mortar shopping experience by offering a comprehensive selection of approximately 941,000 SKUs with detailed product descriptions, attributes and photographs combined with the flexibility of fulfilling orders using both drop-ship and stock-and-ship methods.
2.U.S. vehicle fleet expanding and aging. The average age of U.S. light vehicles, an indicator of auto parts demand, reached a new record-high of 12.2 years in 2022, according to the U.S. Auto Care Association. We believe an increasing vehicle base and rising average age of vehicles will have a positive impact on overall aftermarket parts demand because older vehicles generally require more repairs. In many cases we believe these older vehicles are driven by Do-It-Yourself (“DIY”) car owners who are more likely to handle any necessary repairs themselves rather than taking their car to the professional repair shop.
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

Factors Affecting our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed in Part II, Item IA, of this Quarterly Report on Form 10-Q and in Part I, Item IA, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Executive Summary

For the first quarter of 2023, the Company generated net sales of $175,492, compared with $166,053 for the first quarter of 2022, representing an increase of 5.7%. The Company generated net income of $1,051 for the first quarter of 2023 compared to net income of $2,103 for the first quarter of 2022. The Company’s net income before interest expense, net, income tax provision, depreciation and amortization expense, amortization of intangible assets, plus share-based compensation expense (“Adjusted EBITDA”) of $9,368 in the first quarter of 2023 compared to $9,423 in the first quarter of 2022. Adjusted EBITDA is not a Generally Accepted Accounting Principle (“GAAP”) measure. See the section below titled “Non-GAAP measures” for information regarding our use of Adjusted EBTIDA and a reconciliation from net income.

Net sales increased in the first quarter of 2023 compared to the first quarter of 2022 primarily driven by continued strong demand. Gross profit increased by 2.3% to $62,551 and gross margin decreased 120 basis points to 35.6% compared to 36.8% in the first quarter of 2022. The decrease in gross margin was primarily driven by unfavorable freight costs.

Total expenses, which primarily consisted of cost of sales and operating expense, increased in the first quarter of 2023 compared to the same period in 2022. The changes in both cost of sales and operating expense are described in further detail under — “Results of Operations” below.

Non-GAAP measures

Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the Exchange Act, define and prescribe the conditions for use of certain non-GAAP financial information. We provide EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. EBITDA consists of net income before (a) interest expense, net; (b) income tax provision; (c) depreciation and amortization expense; and (d) amortization of intangible assets; while Adjusted EBITDA consists of EBITDA before share-based compensation expense.

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

The table below reconciles net income to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended
	April 1, 2023	April 2, 2022
Net income	$1,051	$2,103
Depreciation & amortization	3,919	2,957
Amortization of intangible assets	11	28
Interest expense, net	347	291
Taxes	141	52
EBITDA	$5,469	$5,431
Stock compensation expense	$3,899	$3,992
Adjusted EBITDA	$9,368	$9,423

Results of Operations

The following table sets forth selected statements of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended
	April 1, 2023	April 2, 2022
Net sales	100.0%	100.0%
Cost of sales	64.4	63.2
Gross profit	35.6	36.8
Operating expense	35.3	35.4
Income from operations	0.3	1.4
Other income (expense):
Other income, net	0.6	0.0
Interest expense	(0.2)	(0.1)
Total other income (expense), net	0.4	(0.1)
Income before income taxes	0.7	1.3
Income tax provision	0.1	0.0
Net income	0.6%	1.3%

Thirteen Weeks Ended April 1, 2023 Compared to the Thirteen Weeks Ended April 2, 2022

Net Sales and Gross Margin

	Thirteen Weeks Ended
	April 1, 2023	April 2, 2022

	(in thousands)
Net sales	$175,492	$166,053
Cost of sales	112,941	104,891
Gross profit	$62,551	$61,162
Gross margin	35.6%	36.8%

Net sales increased $9,439, or 5.7%, for the first quarter of 2023 compared to the first quarter of 2022. The net sales increase was primarily driven by continued strong demand.

Gross profit increased $1,389 or 2.3%, for the first quarter of 2023 compared to the same period of 2022. Gross margin decreased 120 basis points to 35.6% in the first quarter of 2023 compared to 36.8% in the first quarter of 2022. The decrease in gross margin was primarily driven by unfavorable freight costs.

Operating Expense

	Thirteen Weeks Ended
	April 1, 2023	April 2, 2022

	(in thousands)
Operating expense	$61,915	$58,771
Percent of net sales	35.3%	35.4%

Operating expense increased $3,144, or 5.3% for the first quarter of 2023 compared to the same period in 2022. The improvement in operating expense as a percent of net sales was primarily driven by increased operating efficiencies and lower marketing expense as a percent of net sales.

Total Other Income (Expense), Net

	Thirteen Weeks Ended
	April 1, 2023	April 2, 2022

	(in thousands)
Other income (expense), net	$556	$(236)
Percent of net sales	0.3%	(0.1)%

Total other income (expense), net, increased $792, or 335.6%, for the first quarter of 2023 compared to the same period in 2022. The increase was primarily due to an increase in other income attributable to an incentive received during the first quarter of 2023 for a new payment offering program.

Income Tax Provision

	Thirteen Weeks Ended
	April 1, 2023	April 2, 2022

	(in thousands)
Income tax provision	$141	$52
Percent of net sales	0.1%	0.0%

For the thirteen weeks ended April 1, 2023, the effective tax rate for the Company was 11.8%. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offsets the tax on the current period pre-tax income.

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

The Company accounts for income taxes in accordance with ASC Topic 740 – Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the thirteen weeks ended April 1, 2023, there was no material change from fiscal year ended December 31, 2022 in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

Foreign Currency

The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations.

Liquidity and Capital Resources

Sources of Liquidity

During the thirteen weeks ended April 1, 2023, we primarily funded our operations with cash and cash equivalents generated from operations. As of April 1, 2023, our outstanding revolving loan balance under our Credit Facility was $0. We had cash and cash equivalents of $49,305 as of April 1, 2023, representing a $30,538 increase from $18,767 of cash as of December 31, 2022. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our Credit Facility will be sufficient to finance our operations through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).

Working Capital

As of April 1, 2023 and December 31, 2022, our working capital was $87,140 and $79,843, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the thirteen weeks ended April 1, 2023 and April 2, 2022 (in thousands):

	Thirteen Weeks Ended
	April 1, 2023	April 2, 2022
Net cash provided by operating activities	$32,781	$5,266
Net cash used in investing activities	(2,745)	(3,760)
Net cash provided by financing activities	502	5,379
Effect of exchange rate changes on cash	—	6
Net change in cash and cash equivalents	$30,538	$6,891

Operating Activities

Net cash provided by operating activities for the thirteen weeks ended April 1, 2023 and April 2, 2022 was $32,781 and $5,266, respectively. The increase was primarily driven by a higher net cash inflow from the change in working capital.

Investing Activities

For the thirteen weeks ended April 1, 2023 and April 2, 2022, net cash used in investing activities was primarily the result of additions to property and equipment ($2,745 and $3,760, respectively), which are mainly related to capitalized website and software development costs.

Financing Activities

Net cash provided by financing activities was $502 for the thirteen weeks ended April 1, 2023, primarily due to $1,523 of proceeds from stock option exercises and $221 of proceeds from the issuance of common stock under the ESPP, partially offset by $1,242 of payments on finance leases. Net cash provided by financing activities was $5,379 for the thirteen weeks ended April 2, 2022, primarily due to $5,000 of net borrowings from the revolving loan payable.

Debt and Available Borrowing Resources

Total debt was $19,427 as of April 1, 2023 compared to $20,669 as of December 31, 2022 and primarily consists of right-of-use obligations – finance.

The Company maintains a Credit Facility that provides for, among other things, a revolving commitment, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. The Credit Facility provides for the revolving commitment in an aggregate principal amount of up to $75,000 and allows for an uncommitted ability to increase the aggregate principal amount by an additional $75,000 to $150,000, subject to certain terms and conditions. The Credit Facility matures on June 17, 2027. As of April 1, 2023 and December 31, 2022, our outstanding revolving loan balance was $0. As of April 1, 2023 and December 31, 2022, the outstanding standby letters of credit balance as of April 1, 2023 was $620, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheets. We use the trade letters of credit in the ordinary course of business to satisfy certain vendor obligations.

Loans drawn under the Credit Facility bear interest at a per annum rate equal to either (a) SOFR plus an applicable margin of 1.50% to 2.00% per annum based on the Company’s fixed charge coverage ratio, or (b) an “alternate prime base rate” subject to an increase from 0.00% to 0.50% per annum based on the Company’s fixed charge coverage ratio. As of April 1, 2023, the Company’s SOFR based interest rate was 6.90% and the Company’s prime based rate was 8.50%. A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of either 0.20% or 0.25% per annum based on the amount of undrawn availability, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if “excess availability,” as defined under the Credit Agreement, is less than $9,000 for three consecutive business days and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $9,000 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that the Company’s required excess availability related to the “Covenant Testing Trigger Period” (as defined under the Credit Agreement) is less than $7,500 for three consecutive business days, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, and continuing until excess availability has been greater than or equal to $7,500 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment).

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

There were no significant changes to our critical accounting policies during the thirteen weeks ended April 1, 2023. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations (for further detail, refer to our Annual Report on Form 10-K that we filed with the SEC on March 8, 2023):

●	Valuation of Inventory – Inventory Reserve

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.

Interest Rate Risk

We are subject to interest rate risk in connection with our revolving loan under our Credit Facility, which bears an interest rate based on a SOFR, plus an applicable margin, and a prime based rate. As of April 1, 2023, we had a balance of $0 outstanding under our revolving loan. A hypothetical 100 basis point change in interest rates would not materially affect our interest expense and cash flows.

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

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The information set forth under the caption “Legal Matters” in “Note 6 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements (Unaudited), included in Part I, Item 1A of this report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section below entitled “Risk Factors” included in Part II, Item 1A of this report.

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

Risk Factors Summary

Our business and industry are subject to a number of risks that could adversely affect our business, financial condition and operating results. These risks are discussed in more detail below and include, but are not limited to, risks related to the following:

Risks Related To Our Operations

●	We are dependent upon relationships with suppliers in Taiwan and China for the majority of our products.
●	We depend on third-party delivery services, both inbound and outbound, to deliver our products to our distribution centers and customers, and any increases in the fees could adversely affect our financial condition.
●	Higher wage costs due to changes in federal and state minimum wage laws could adversely affect our business.
●	If commodity prices such as fuel, plastic and steel increase, our margins may be negatively impacted.
●	Purchasers of aftermarket auto parts may not choose to shop online.
●	Shifting online consumer behavior of purchasers of aftermarket auto parts.
●	If hosts of third-party marketplaces limit our access, we could lose a substantial portion of our revenues.
●	In the future, our business could be affected by the effects from a prolonged COVID-19 outbreak or another pandemic.

●	We recorded a net loss for fiscal year 2022 and it is possible that net losses could continue in the future.
●	Our operations are restricted by our Credit Agreement, and our ability to borrow funds under our Credit Facility is subject to a borrowing base.
●	If our assets become impaired, we may be required to record a significant charge to earnings.
●	We are highly dependent upon key suppliers.
●	Inability to manage the challenges associated with our international operations.
●	If our fulfillment operations are interrupted for any significant period of time, our sales could decline.
●	We face intense competition and operate in an industry with limited barriers to entry.
●	Failure to offer a broad selection of products at competitive prices or to maintain sufficient inventory.
●	We rely on key personnel and may need additional personnel for the success and growth of our business.
●	As a result of our international operations, we have foreign exchange risk.
●	Our product catalog database could be stolen, misappropriated or damaged, or a competitor might create a substantially similar catalog without infringing our rights.
●	Economic conditions have had, and may continue to have, an adverse effect on the demand for aftermarket auto parts and could adversely affect our sales and operating results.
●	The seasonality of our business places increased strain on our operations.
●	Vehicle miles driven have fluctuated and may decrease.
●	We will be required to collect and pay more sales taxes, and possibly for other fees and penalties.
●	Our ability to use net operating loss carryforwards to offset future income may be limited.
●	Our estimate of the size of our addressable market may prove to be inaccurate.

Regulatory And Litigation Risks

●	Possible new tariffs that might be imposed by the United States government.
●	We face exposure to product liability lawsuits.
●	Failure to comply with privacy laws and regulations and failure to adequately protect customer data.
●	The regulatory framework is constantly evolving, and privacy concerns could adversely affect our business.
●	Challenges by original equipment manufacturers (“OEMs”) to the validity of the auto parts industry and claims of intellectual property infringement.
●	Inability to protect our intellectual property rights.
●	We could incur substantial judgments, fines, legal fees and other costs relating to litigation matters or certain laws and governmental regulations.
●	Changes in tax laws or regulations that are applied adversely to us or our customers.
●	Existing or future government regulation could expose us to liabilities and costly changes in our business.
●	We may be affected by global climate change or by legal, regulatory, or market responses to such change.
●	Potential impact from future regulation related to environmental, social and governance (“ESG”) matters.

Risks Related To Our Use Of Technology

●	We depend on search engines and other online sources to attract visitors to our websites and marketplace channels, and the ability to attract and convert them into customers in a cost-effective manner.

●	We rely on bandwidth and data center providers, and any failure or interruption in the services provided could disrupt our business and cause us to lose customers.
●	Security threats, such as ransomware attacks, to our IT infrastructure could expose us to liability, business interruption and significant damages, and may damage our reputation and business.
●	Dependence on open-source software could expose us to uncertainty and potential liability.
●	System failures could prevent access to our websites which could reduce our net sales and harm our reputation.
●	Problems with the design, updating, integration or implementation of our IT systems could interfere with our business and operations.
●	Inability to respond to technological change causing our websites to become obsolete.
●	Use of social media may adversely impact our reputation or subject us to fines or other penalties.

Risks Related To Our Capital Stock

●	Our common stock price may continue to be volatile, which may result in losses to our stockholders.
●	Our future operating results may fluctuate and may fail to meet market expectations.
●	Failure to maintain an effective system of internal control over financial reporting or comply with Section 404 of the Sarbanes-Oxley Act of 2002 could cause our stock price to decline.
●	Our charter documents could deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.
●	We do not intend to pay dividends on our common stock.
●	Future capital raises may dilute our existing stockholders’ ownership.

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

In addition, because many of our suppliers are outside of the United States, additional factors could interrupt our relationships or affect our ability to acquire the necessary products on acceptable terms, including:

●	political, social and economic instability and the risk of war or other international incidents in Asia, Europe, or abroad, including, but not limited to, the effects of disputes between China and Taiwan and Russia’s invasion of Ukraine;
●	fluctuations in foreign currency exchange rates that may increase our cost of products;
●	imposition of duties, taxes, tariffs or other charges on imports;
●	difficulties in complying with import and export laws, regulatory requirements and restrictions;
●	natural disasters and public health emergencies, such as the COVID-19 pandemic or other future pandemics, impacting countries from which we purchase product;

●	import shipping delays resulting from foreign or domestic labor shortages, slow-downs, or stoppage; and
●	the failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property;
●	imposition of new legislation relating to import quotas or other restrictions that may limit the quantity of our product that may be imported into the U.S. from countries or regions where we do business;
●	financial or political instability in any of the countries in which our product is manufactured;
●	potential recalls or cancellations of orders for any product that does not meet our quality standards;
●	disruption of imports by labor disputes or strikes and local business practices;
●	political or military conflict involving the U.S. or any country in which our suppliers are located, which could cause a delay in the transportation of our products, an increase in transportation costs and additional risk to product being damaged and delivered on time;
●	heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods;
●	inability of our non-U.S. suppliers to obtain adequate credit or access liquidity to finance their operations; and
●	our ability to enforce any agreements with our foreign suppliers.

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

Third-party marketplaces account for a significant portion of our revenues. Our sales on third-party marketplaces (including eBay and Amazon) represented a combined 35.8% of total sales in the thirteen weeks ended April 1, 2023. We anticipate that sales of our products on third-party marketplaces will continue to account for a significant portion of our revenues. In the future, the loss of access to these third-party marketplaces, or any significant cost increases from operating on the marketplaces, could significantly reduce our revenues, and the success of our business depends partly on continued access to these third-party marketplaces. Our relationships with our third-party marketplace providers could deteriorate as a result of a variety of factors, such as if they become concerned about our ability to deliver quality products on a timely basis or to protect a third-party’s intellectual property. In addition, third-party marketplace providers could prohibit our access to these marketplaces if we are not able to meet the applicable required terms of use. Loss of access to a marketplace channel could result in lower sales, and as a result, our business and financial results may suffer.

A prolonged future outbreak from COVID-19, or another pandemic and its effects, potentially could affect fiscal year 2023 or beyond.

COVID-19 has had, and may continue to have, negative impacts on economic conditions in the United States and worldwide. A public health pandemic, such as the COVID-19 pandemic, may negatively impact our business, distribution centers, customers, suppliers, employees and third-party shipping providers. We have incurred in the past, and may in the future incur, additional freight and container costs and may also continue to incur increased costs relating to workforce shortages, overtime charges, and detention costs at one or more of our distribution center. Prolonged effects of COVID-19, or a future pandemic, could also potentially disrupt our operations through, but not limited to, shipping container shortages, transportation delays, and changes in our operating procedures, including the need for additional cleaning and safety protocols.

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

While we did not have any outstanding revolver loan debt under our Credit Agreement as of April 1, 2023, we may have outstanding revolver loan debt in the future. Any outstanding indebtedness would have important consequences, including the following:

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

Furthermore, our ability to satisfy our debt service obligations depends, among other things, upon fluctuations in interest rates, our future operating performance and ability to refinance indebtedness when and if necessary. These factors depend partly on economic, financial, competitive and other factors beyond our control. In addition, borrowings under our revolver use a SOFR as one benchmark for establishing the interest rate.

We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures and general operating expenses. In addition, if we need to refinance our debt, or obtain additional debt financing or sell assets or equity to satisfy our debt service obligations, we may not be able to do so on commercially reasonable terms, if at all. If this were to occur, we may need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations. The Company’s outstanding letters of credit balance as of April 1, 2023 was $620, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet.

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

Our top ten suppliers represented approximately 51% of our total product purchases during the thirteen weeks ended April 1, 2023. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For the thirteen weeks ended April 1, 2023, our product purchases from three drop-ship suppliers represented approximately 11% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

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

The auto parts industry is competitive and highly fragmented, with products distributed through multi-tiered and overlapping channels. We compete with both online and offline retailers who offer OEM and aftermarket auto parts to either the DIY or Do-It-For-Me (“DIFM”) customer segments. Current or potential competitors include the following:

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

Economic conditions have had, and may continue to have, an adverse effect on the demand for aftermarket auto parts and could adversely affect our sales and operating results.

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

We recently completed a multi-year implementation of a new global enterprise resource planning system (ERP) in fiscal year 2022. The ERP is designed to accurately maintain the company's books and records and provide important information to the company's management team for use in the operation of the business. The Company's ERP required the investment of significant human and financial resources. If the ERP system does not operate as intended, it could adversely affect our financial reporting systems and our ability to produce financial reports and process transactions. Additionally, if we are unable to successfully implement any new IT system, remediate, update or integrate our existing systems at times when necessary, our financial position, results of operations and cash flows could be negatively impacted.

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

Since the completion of our initial public offering in February 2007 through April 1, 2023, the trading price of our common stock has been volatile, ranging from a high of $23.26 per share to a low per share of $0.88. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

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

While management has concluded that our internal controls over financial reporting were effective as of April 1, 2023, we have in the past identified, and could in the future identify, a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.

Our charter documents could deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.

Provisions in our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Such provisions include the following:

●	our Board of Directors are authorized, without prior stockholder approval, to create and issue preferred stock which could be used to implement anti-takeover devices;
●	advance notice is required for director nominations or for proposals that can be acted upon at stockholder meetings;
●	stockholder and stockholder nominees for director are required to provide detailed information, regarding both the relevant stockholder and nominee, in connection with stockholder nominations for director;
●	our Board of Directors is classified such that not all members of our board are elected at one time, which may make it more difficult for a person who acquires control of a majority of our outstanding voting stock to replace all or a majority of our directors;
●	stockholder action by written consent is prohibited except with regards to an action that has been approved by the Board of Directors;

●	special meetings of the stockholders are permitted to be called only by the chairman of our Board of Directors or by a majority of our Board of Directors;
●	stockholders are not permitted to cumulate their votes for the election of directors; and
●	stockholders are permitted to amend certain provisions of our bylaws only upon receiving at least 66 2/3% of the votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class.

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

Date:	May 2, 2023	CARPARTS.COM, INC.

		By:	/s/ David Meniane
David Meniane
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Ryan Lockwood
Ryan Lockwood
Chief Financial Officer
(Principal Financial Officer)