Form 10-Q
period 2023-07-01
CarParts.com, Inc.
filed 2023-08-02
CIK 1378950

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

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

As of July 25, 2023, the registrant had 57,016,876 shares of common stock outstanding, $0.001 par value.

CARPARTS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 1, 2023

		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	4
	Consolidated Balance Sheets (Unaudited) at July 1, 2023 and December 31, 2022	4
	Consolidated Statements of Operations and Comprehensive Operations (Unaudited) for the Thirteen and Twenty-Six Weeks Ended July 1, 2023 and July 2, 2022	5
	Consolidated Statements of Stockholders’ Equity (Unaudited) for the Thirteen and Twenty-six Weeks Ended July 1, 2023 and July 2, 2022	6
	Consolidated Statements of Cash Flows (Unaudited) for the Twenty-six Weeks Ended July 1, 2023 and July 2, 2022	7
	Notes to Consolidated Financial Statements (Unaudited)	8
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	20
ITEM 4.	Controls and Procedures	20

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	21
ITEM 1A.	Risk Factors	21
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
ITEM 3.	Defaults Upon Senior Securities	43
ITEM 4.	Mine Safety Disclosures	43
ITEM 5.	Other Information	43
ITEM 6.	Exhibits	44

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, In Thousands, Except Par Value Data)

	July 1,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$79,213	$18,767
Accounts receivable, net	7,483	6,406
Inventory, net	113,739	136,026
Other current assets	6,675	6,672
Total current assets	207,110	167,871
Property and equipment, net	23,620	24,290
Right-of-use - assets - operating leases, net	21,737	23,951
Right-of-use - assets - finance leases, net	17,110	19,750
Other non-current assets	2,472	2,537
Total assets	$272,049	$238,399
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$82,998	$57,616
Accrued expenses	19,482	16,466
Right-of-use - obligation - operating, current	4,726	4,571
Right-of-use - obligation - finance, current	4,432	4,753
Other current liabilities	5,546	4,622
Total current liabilities	117,184	88,028
Right-of-use - obligation - operating, non-current	19,024	21,412
Right-of-use - obligation - finance, non-current	13,771	15,916
Other non-current liabilities	3,312	2,971
Total liabilities	153,291	128,327
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 56,914 and 54,693 shares issued and outstanding as of July 1, 2023 and December 31, 2022 (of which 2,815 and 2,565 are treasury stock, respectively)	59	57
Treasury stock	(8,672)	(7,625)
Additional paid-in capital	306,568	297,265
Accumulated other comprehensive income	1,174	1,126
Accumulated deficit	(180,371)	(180,751)
Total stockholders’ equity	118,758	110,072
Total liabilities and stockholders' equity	$272,049	$238,399

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Net sales	$176,978	$176,220	$352,470	$342,273
Cost of sales (1)	116,536	114,285	229,477	219,176
Gross profit	60,442	61,935	122,993	123,097
Operating expense	61,286	57,644	123,201	116,415
(Loss) income from operations	(844)	4,291	(208)	6,682
Other income (expense):
Other income, net	639	190	1,553	246
Interest expense	(325)	(346)	(683)	(638)
Total other income (expense), net	314	(156)	870	(392)
(Loss) income before income taxes	(530)	4,135	662	6,290
Income tax provision	141	17	282	69
Net (loss) income	(671)	4,118	380	6,221
Other comprehensive gain (loss):
Foreign currency translation adjustments	—	104	—	124
Unrealized gain (loss) on deferred compensation trust assets	24	(100)	48	(134)
Total other comprehensive gain (loss)	24	4	48	(10)
Comprehensive (loss) income	$(647)	$4,122	$428	$6,211
Net (loss) income per share:
Basic net (loss) income per share	$(0.01)	$0.08	$0.01	$0.12
Diluted net (loss) income per share	$(0.01)	$0.07	$0.01	$0.11
Weighted-average common shares outstanding:
Shares used in computation of basic net (loss) income per share	56,532	54,210	55,789	53,744
Shares used in computation of diluted net (loss) income per share	56,532	57,210	58,028	57,315
(1)	Excludes depreciation and amortization expense which is included in operating expense.

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, In Thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance, January 1, 2022	52,960	$56	$282,663	$(7,625)	$274	$(179,800)	$95,568
Net income	—	—	—	—	—	2,103	2,103
Issuance of shares in connection with stock option exercise	533	—	792	—	—	—	792
Issuance of shares in connection with restricted stock units vesting	519	1	(1)	—	—	—	—
Issuance of stock awards to consultants	10	—	81	—	—	—	81
Issuance of shares in connection with BOD fees	—	—	6	—	—	—	6
Issuance of shares in connection with Employee Stock Purchase Plan ("ESPP")	45	—	431	—	—	—	431
Officers and directors stock purchasing plan	3	—	23	—	—	—	23
Share-based compensation	—	—	4,225	—	—	—	4,225
Unrealized loss on deferred compensation trust assets	—	—	—	—	(34)	—	(34)
Effect of changes in foreign currencies	—	—	—	—	20	—	20
Balance, April 2, 2022	54,070	$57	$288,220	$(7,625)	$260	$(177,697)	$103,215
Net income	—	—	—	—	—	4,118	4,118
Issuance of shares in connection with stock option exercise	70	—	136	—	—	—	136
Issuance of shares in connection with restricted stock units vesting	220	—	—	—	—	—	—
Issuance of shares in connection with BOD fees	—	—	6	—	—	—	6
Officers and directors stock purchasing plan	—	—	4	—	—	—	4
Share-based compensation	—	—	771	—	—	—	771
Unrealized loss on deferred compensation trust assets	—	—	—	—	(100)	—	(100)
Effect of changes in foreign currencies	—	—	—	—	104	—	104
Balance, July 2, 2022	54,360	$57	$289,137	$(7,625)	$264	$(173,579)	$108,254

Balance, December 31, 2022	54,693	$57	$297,265	$(7,625)	$1,126	$(180,751)	$110,072
Net income	—	—	—	—	—	1,051	1,051
Issuance of shares in connection with stock option exercise	972	1	1,523	—	—	—	1,524
Issuance of shares in connection with restricted stock units vesting	495	1	—	—	—	—	1
Issuance of shares in connection with BOD fees	1	—	6	—	—	—	6
Issuance of shares in connection with ESPP	42	—	221	—	—	—	221
Share-based compensation	—	—	4,170	—	—	—	4,170
Unrealized gain on deferred compensation trust assets	—	—	—	—	24	—	24
Balance, April 1, 2023	56,203	$59	$303,185	$(7,625)	$1,150	$(179,700)	$117,069
Net loss	—	—	—	—	—	(671)	(671)
Issuance of shares in connection with stock option exercise	279	—	446	—	—	—	446
Issuance of shares in connection with restricted stock units vesting	431	—	—	—	—	—	—
Issuance of shares in connection with BOD fees	1	—	5	—	—	—	5
Share-based compensation	—	—	2,937	—	—	—	2,937
Stock repurchase	—	—	(5)	(1,047)	—	—	(1,052)
Unrealized gain on deferred compensation trust assets	—	—	—	—	24	—	24
Balance, July 1, 2023	56,914	$59	$306,568	$(8,672)	$1,174	$(180,371)	$118,758

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, In Thousands)

	Twenty-Six Weeks Ended
	July 1,	July 2,
	2023	2022
Operating activities
Net income	$380	$6,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,166	6,265
Amortization of intangible assets	20	55
Share-based compensation expense	6,696	4,498
Stock awards issued for non-employee director service	11	11
Stock awards related to officers and directors stock purchase plan from payroll deferral	—	27
Gain from disposition of assets	(75)	(17)
Amortization of deferred financing costs	32	21
Changes in operating assets and liabilities:
Accounts receivable	(1,090)	(2,070)
Inventory	22,286	(24,165)
Other current assets	(4)	(1,739)
Other non-current assets	60	(741)
Accounts payable and accrued expenses	28,630	17,466
Other current liabilities	925	(109)
Right-of-use obligation - operating leases - current	380	(105)
Right-of-use obligation - operating leases - long-term	(398)	(20)
Other non-current liabilities	342	(139)
Net cash provided by operating activities	66,361	5,459
Investing activities
Additions to property and equipment	(4,669)	(7,797)
Proceeds from sale of property and equipment	83	44
Net cash used in investing activities	(4,586)	(7,753)
Financing activities
Borrowings from revolving loan payable	117	5,296
Payments made on revolving loan payable	(117)	(5,296)
Payments on finance leases	(2,467)	(1,966)
Repurchase of treasury stock	(1,052)	—
Net proceeds from issuance of common stock for ESPP	221	432
Proceeds from exercise of stock options	1,969	929
Net cash used in financing activities	(1,329)	(605)
Effect of exchange rate changes on cash	—	(21)
Net change in cash and cash equivalents	60,446	(2,920)
Cash and cash equivalents, beginning of period	18,767	18,144
Cash and cash equivalents, end of period	$79,213	$15,224
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use finance asset acquired	$—	$7,235
Accrued asset purchases	$408	$1,060
Share-based compensation expense capitalized in property and equipment	$411	$579
Stock issued for services	$—	$81
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$155	$148
Cash (received) paid during the period for interest (income) expense, net	$(32)	$653

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

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of July 1, 2023 and the consolidated results of operations and cash flows for the thirteen and twenty-six weeks ended July 1, 2023 and July 2, 2022. The Company’s results for the interim periods are not necessarily indicative of the results that may be expected for any other interim period, or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 8, 2023 and all our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2022 fiscal year, and throughout the date of this report.

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

Note 2 – Borrowings

The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment, which is subject to a borrowing base derived from certain receivables, inventory, and property and equipment. The Credit Facility provides for the revolving commitment in an aggregated principal amount of $75,000 and allows for an uncommitted ability to increase the aggregate principal amount by an additional $75,000 to $150,000, subject to certain terms and conditions. The Credit Facility matures on June 17, 2027. As of July 1, 2023 and December 31, 2022, our outstanding revolving loan balance was $0, respectively. As of July 1, 2023 and December 31, 2022, the outstanding standby letters of credit balance was $1,100 and $620, respectively, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheets.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) Adjusted Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 1.50% to 2.00% per annum based on the Company's fixed charge coverage ratio, or (b) an “alternate prime base rate” subject to an increase from 0.00% to 0.50% per annum based on the Company’s fixed charge coverage ratio. As of July 1, 2023, the Company’s SOFR based interest rate was 6.74% and the Company’s prime based rate was 8.25%. A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of either 0.20% or 0.25% per annum based on the amount of undrawn availability, is payable monthly. Under the terms of the credit agreement with JPMorgan Chase Bank, N.A. (the “Credit Agreement”), cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if “excess availability,” as defined under the Credit Agreement, is less than $9,000 (12% of the aggregate revolving commitment) for three consecutive business days and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $9,000 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that the Company’s required excess availability related to the “Covenant Testing Trigger Period” (as defined under the Credit Agreement) is less than $7,500 (10% of the aggregate revolving commitment) for three consecutive business days, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, and continuing until excess availability has been greater than or equal to $7,500 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment).

Note 3 – Stockholders’ Equity and Share-Based Compensation

Options and Restricted Stock Units

The Company had the following common stock option activity during the twenty-six weeks ended July 1, 2023:

●	Granted options to purchase 0 common shares.
●	Exercise of 1,251 options to purchase common shares.
●	Forfeiture of 33 option to purchase common shares.
●	Expiration of 5 options to purchase common shares.

The following table summarizes the Company’s restricted stock unit ("RSU") activity for the twenty-six weeks ended July 1, 2023, and details regarding the awards outstanding and exercisable as of July 1, 2023 (in thousands):

		Weighted Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value
Vested and expected to vest as of December 31, 2022	3,132
Awarded	1,813
Vested	(927)
Forfeited	(288)
Awards outstanding, July 1, 2023	3,730	$10.11	$15,852
Vested and expected to vest as of July 1, 2023	3,728	$10.11	$15,844

During the twenty-six weeks ended July 1, 2023, 658 RSUs that vested were time-based and 269 were performance-based.

For the thirteen and twenty-six weeks ended July 1, 2023, we recorded compensation costs related to stock options and RSUs of $2,937 and $7,107, respectively. For the thirteen and twenty-six weeks ended July 2, 2022, we recorded compensation costs related to stock options and RSUs of $771 and $5,077, of which $0 and $81 related to common shares issued to consultants as part of their compensation for services provided during those respective periods. As of July 1, 2023, there was unrecognized compensation expense related to stock options and RSUs of $26,503 that will be expensed through June 2027.

Stock Repurchase Program

On July 27, 2021, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $30 million of the Company’s common stock from time to time. The repurchases of common stock may be executed through open market purchases, block trades, the implementation of a 10b5-1 plan, and/or any other available methods. During the twenty-six weeks ended July 1, 2023, the Company repurchased 250 shares of its common stock at a total cost of $1,047, excluding commissions, at an average price of $4.19 per share. During the twenty-six weeks ended July 2, 2022, the Company did not repurchase any shares of its common stock. As of July 1, 2023, the Company remained authorized to repurchase up to approximately $28,473 in shares of its common stock.

Note 4 – Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net (loss) income per share:
Numerator:
Net (loss) income allocable to common shares	$(671)	$4,118	380	6,221
Denominator:
Weighted-average common shares outstanding (basic)	56,532	54,210	55,789	53,744
Common equivalent shares from common stock options and restricted stock	—	3,000	2,239	3,571
Weighted-average common shares outstanding (diluted)	56,532	57,210	58,028	57,315
Basic net (loss) income per share	$(0.01)	$0.08	$0.01	$0.12
Diluted net (loss) income per share	$(0.01)	$0.07	$0.01	$0.11

Options and RSUs that were antidilutive and not included in the dilutive earnings per share calculation for the twenty-six weeks ended July 1, 2023 amounted to 2,745, and for the thirteen and twenty-six weeks ended July 2, 2022 amounted to 1,771 and 1,789, respectively. For the thirteen weeks ended July 1, 2023, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share as the effect of including such securities would have been anti-dilutive.

Note 5 – Income Taxes

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2018-2022 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2019-2022 remain open.

For the thirteen and twenty-six weeks ended July 1, 2023, the effective tax rate for the Company was (26.6)% and 42.6%, respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different tax rates, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax on the current period pre-tax (loss) income.

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

The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the twenty-six weeks ended July 1, 2023, there was no material change from fiscal year ended December 31, 2022 in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

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

Ordinary course litigation. The Company is subject to legal proceedings and claims which arise in the ordinary course of its business, including, for example, claims relating to product liability, workplace injuries, intellectual property rights, and employment matters. For example, a worker, who was directly employed by the Company’s third party labor contracting firm at the Company’s Grand Prairie, TX warehouse has filed a negligence claim in the Superior Court of the State of California, Los Angeles County, Central District relating to a workplace injury from March 2021. The case is in the discovery stage, and trial is currently scheduled for 2024. The Company intends to defend itself vigorously, although there can be no assurance that there will not be some liability. As of the date hereof, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flow of the Company. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations.

Note 7 – Product Information

As described in Note 1 above, the Company’s products consist of replacement parts serving the wear and tear and body repair market, hard parts to serve the maintenance and repair market, and performance parts and accessories. The following table summarizes the approximate distribution of the Company’s revenue by product type.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
House Brands
Replacement Parts	65%	66%	66%	66%
Hard Parts	19%	19%	19%	21%
Performance	1%	1%	1%	1%

Branded
Replacement Parts	1%	1%	1%	1%
Hard Parts	8%	8%	7%	7%
Performance	6%	5%	6%	4%

Total	100%	100%	100%	100%

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

Industry-wide trends that support our strategy and future growth include:

1.Number of SKUs required to serve the market. The number of automotive SKUs has grown dramatically over the last several years. In today’s market, unless the consumer is driving a high volume produced vehicle and needs a simple maintenance item, the part they need is not typically on the shelf at a brick-and-mortar store. We believe our user-friendly flagship website provides customers with a favorable alternative to the brick-and-mortar shopping experience by offering a comprehensive selection of approximately 976,000 SKUs with detailed product descriptions, attributes and photographs combined with the flexibility of fulfilling orders using both drop-ship and stock-and-ship methods.
2.U.S. vehicle fleet expanding and aging. The average age of U.S. light vehicles, an indicator of auto parts demand, reached a new record-high of 12.5 years in 2023, according to the U.S. Auto Care Association. We believe an increasing vehicle base and rising average age of vehicles will have a positive impact on overall aftermarket parts demand because older vehicles generally require more repairs. In many cases we believe these older vehicles are driven by Do-It-Yourself (“DIY”) car owners who are more likely to handle any necessary repairs themselves rather than taking their car to the professional repair shop.
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

Executive Summary

For the second quarter of 2023, the Company generated net sales of $176,978, compared with $176,220 for the second quarter of 2022, representing an increase of 0.4%. The Company incurred a net loss of $671 for the second quarter of 2023 compared to net income of $4,118 for the second quarter of 2022. The Company’s net (loss) income before interest (income) expense, net, income tax provision, depreciation and amortization expense, amortization of intangible assets, plus share-based compensation expense (“Adjusted EBITDA”) of $6,302 in the second quarter of 2023 compared to $8,318 in the second quarter of 2022. Adjusted EBITDA is not a Generally Accepted Accounting Principle (“GAAP”) measure. See the section below titled “Non-GAAP measures” for information regarding our use of Adjusted EBTIDA and a reconciliation from net income.

Net sales increased slightly in the second quarter of 2023 compared to the second quarter of 2022. Gross profit decreased by 2.4% to $60,442 and gross margin decreased 90 basis points to 34.2% compared to 35.1% in the second quarter of 2022. The decrease in gross margin was primarily driven by unfavorable freight costs and product mix.

Total expenses, which primarily consisted of cost of sales and operating expense, increased in the second quarter of 2023 compared to the same period in 2022. The changes in both cost of sales and operating expense are described in further detail under — “Results of Operations” below.

Non-GAAP measures

Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the Exchange Act, define and prescribe the conditions for use of certain non-GAAP financial information. We provide EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. EBITDA consists of net (loss) income before (a) interest (income) expense, net; (b) income tax provision; (c) depreciation and amortization expense; and (d) amortization of intangible assets; while Adjusted EBITDA consists of EBITDA before share-based compensation expense.

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

The table below reconciles net (loss) income to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net (loss) income	$(671)	$4,118	$380	$6,221
Depreciation & amortization	4,247	3,308	8,166	6,265
Amortization of intangible assets	9	27	20	55
Interest (income) expense, net	(221)	342	126	633
Taxes	141	17	282	69
EBITDA	$3,505	$7,812	$8,974	$13,243
Stock compensation expense	$2,797	$506	$6,696	$4,498
Adjusted EBITDA	$6,302	$8,318	$15,670	$17,741

Results of Operations

The following table sets forth selected statements of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.8	64.9	65.1	64.0
Gross profit	34.2	35.1	34.9	36.0
Operating expense	34.6	32.7	35.0	34.0
(Loss) income from operations	(0.5)	2.4	(0.1)	2.0
Other income (expense):
Other income, net	0.4	0.1	0.5	0.1
Interest expense	(0.2)	(0.2)	(0.2)	(0.2)
Total other income (expense), net	0.2	(0.1)	0.3	(0.1)
(Loss) income before income taxes	(0.3)	2.3	0.2	1.8
Income tax provision	0.1	0.0	0.1	0.0
Net (loss) income	(0.4)%	2.3%	0.1%	1.8%

Thirteen and Twenty-Six Weeks Ended July 1, 2023 Compared to the Thirteen and Twenty-Six Weeks Ended July 2, 2022

Net Sales and Gross Margin

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

	(in thousands)		(in thousands)
Net sales	$176,978	$176,220	$352,470	$342,273
Cost of sales	116,536	114,285	229,477	219,176
Gross profit	$60,442	$61,935	$122,993	$123,097
Gross margin	34.2%	35.1%	34.9%	36.0%

Net sales increased $758, or 0.4%, for the second quarter of 2023 compared to the second quarter of 2022. Net sales increased $10,197, or 3.0%, for the twenty-six weeks ended July 1, 2023 (“YTD Q2 2023”) compared to the same period in 2022. The net sales increase for YTD Q2 2023 was primarily driven by continued strong demand.

Gross profit decreased $1,493 or 2.4%, for the second quarter of 2023 compared to the same period of 2022 and decreased $104, or 0.1%, in YTD Q2 2023 compared to the same period of 2022. Gross margin decreased 90 basis points to 34.2% in the second quarter of 2023 compared to 35.1% in the second quarter of 2022. Gross margin decreased 110 basis points to 34.9% for YTD Q2 2023 compared to 36.0% in the same period of 2022. The decrease in gross margin was primarily driven by unfavorable freight costs and product mix.

Operating Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

	(in thousands)		(in thousands)
Operating expense	$61,286	$57,644	$123,201	$116,415
Percent of net sales	34.6%	32.7%	35.0%	34.0%

Operating expense increased $3,642, or 6.3% and increased $6,786, or 5.8%, for the second quarter of 2023 and YTD Q2 2023, respectively, compared to the same periods in 2022. The increase in operating expense as a percent of net sales was primarily driven by investments in our business, in addition to the absence of a prior period reversal in stock compensation expense from the departure of a key executive, combined with higher advertising expense, partially offset by a decrease in fulfillment expense primarily due to an improvement in distribution center costs.

Total Other Income (Expense), Net

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

	(in thousands)		(in thousands)
Other income (expense), net	$314	$(156)	$870	$(392)
Percent of net sales	0.2%	(0.1)%	0.2%	(0.1)%

Total other income (expense), net, increased $470, or 301.3%, and increased $1,262, or 321.9%, for the second quarter of 2023 and YTD Q2 2023, respectively, compared to the same periods in 2022. The increase in the second quarter of 2023 was primarily driven by an increase in interest income due to higher interest rates and a higher cash balance. The increase in YTD Q2 2023 was primarily driven by an increase in other income due to an incentive received during the first quarter of 2023 for a new payment offering program, in addition to an increase in interest income due to higher interest rates and a higher cash balance.

Income Tax Provision

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

	(in thousands)		(in thousands)
Income tax provision	$141	$17	$282	$69
Percent of net sales	0.1%	0.0%	0.1%	0.0%

For the thirteen and twenty-six weeks ended July 1, 2023, the effective tax rate for the Company was (26.6)% and 42.6%, respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different tax rates, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax on the current period pre-tax (loss) income.

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

The Company accounts for income taxes in accordance with ASC Topic 740 – Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the twenty-six weeks ended July 1, 2023, there was no material change from fiscal year ended December 31, 2022 in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

Foreign Currency

The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations.

Liquidity and Capital Resources

Sources of Liquidity

During the twenty-six weeks ended July 1, 2023, we primarily funded our operations with cash and cash equivalents generated from operations. As of July 1, 2023, our outstanding revolving loan balance under our Credit Facility was $0. We had cash and cash equivalents of $79,213 as of July 1, 2023, representing a $60,446 increase from $18,767 of cash as of December 31, 2022. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our Credit Facility will be sufficient to finance our operations through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).

Working Capital

As of July 1, 2023 and December 31, 2022, our working capital was $89,926 and $79,843, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the twenty-six weeks ended July 1, 2023 and July 2, 2022 (in thousands):

	Twenty-Six Weeks Ended
	July 1, 2023	July 2, 2022
Net cash provided by operating activities	$66,361	$5,459
Net cash used in investing activities	(4,586)	(7,753)
Net cash used in financing activities	(1,329)	(605)
Effect of exchange rate changes on cash	—	(21)
Net change in cash and cash equivalents	$60,446	$(2,920)

Operating Activities

Net cash provided by operating activities for the twenty-six weeks ended July 1, 2023 and July 2, 2022 was $66,361 and $5,459, respectively. The increase was primarily driven by a higher net cash inflow from the change in working capital.

Investing Activities

For the twenty-six weeks ended July 1, 2023 and July 2, 2022, net cash used in investing activities was primarily the result of additions to property and equipment ($4,669 and $7,797, respectively), which are mainly related to capitalized website and software development costs.

Financing Activities

Net cash used in financing activities was $1,329 for the twenty-six weeks ended July 1, 2023, primarily due to $2,467 of payments on finance leases and the $1,052 repurchase of treasury stock, partially offset by $1,969 of proceeds from stock option exercises. Net cash used in financing activities was $605 for the twenty-six weeks ended July 2, 2022, primarily due to $1,966 of payments on finance leases, partially offset by $929 of proceeds from stock option exercises.

Debt and Available Borrowing Resources

Total debt was $18,203 as of July 1, 2023 compared to $20,669 as of December 31, 2022 and primarily consists of right-of-use obligations – finance.

The Company maintains a Credit Facility that provides for, among other things, a revolving commitment, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. The Credit Facility provides for the revolving commitment in an aggregate principal amount of up to $75,000 and allows for an uncommitted ability to increase the aggregate principal amount by an additional $75,000 to $150,000, subject to certain terms and conditions. The Credit Facility matures on June 17, 2027. As of July 1, 2023 and December 31, 2022, our outstanding revolving loan balance was $0, respectively. As of July 1, 2023 and December 31, 2022, the outstanding standby letters of credit balance was $1,100 and $620, respectively, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheets. We use the trade letters of credit in the ordinary course of business to satisfy certain vendor obligations.

Loans drawn under the Credit Facility bear interest at a per annum rate equal to either (a) SOFR plus an applicable margin of 1.50% to 2.00% per annum based on the Company’s fixed charge coverage ratio, or (b) an “alternate prime base rate” subject to an increase from 0.00% to 0.50% per annum based on the Company’s fixed charge coverage ratio. As of July 1, 2023, the Company’s SOFR based interest rate was 6.74% and the Company’s prime based rate was 8.25%. A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of either 0.20% or 0.25% per annum based on the amount of undrawn availability, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if “excess availability,” as defined under the Credit Agreement, is less than $9,000 for three consecutive business days and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $9,000 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that the Company’s required excess availability related to the “Covenant Testing Trigger Period” (as defined under the Credit Agreement) is less than $7,500 for three consecutive business days, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, and continuing until excess availability has been greater than or equal to $7,500 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment).

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

There were no significant changes to our critical accounting policies during the thirteen weeks ended July 1, 2023. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations (for further detail, refer to our Annual Report on Form 10-K that we filed with the SEC on March 8, 2023):

●	Valuation of Inventory – Inventory Reserve

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.

Interest Rate Risk

We are subject to interest rate risk in connection with our revolving loan under our Credit Facility, which bears an interest rate based on a SOFR, plus an applicable margin, and a prime based rate. As of July 1, 2023, we had a balance of $0 outstanding under our revolving loan. A hypothetical 100 basis point change in interest rates would not materially affect our interest expense and cash flows.

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

Risk Factors Summary

Our business and industry are subject to a number of risks that could adversely affect our business, financial condition and operating results. These risks are discussed in more detail below and include, but are not limited to, risks related to the following:

Risks Related To Our Operations

●	We are dependent upon relationships with suppliers in Taiwan and China for the majority of our products.
●	We depend on third-party delivery services, both inbound and outbound, to deliver our products to our distribution centers and customers, and any increases in the fees could adversely affect our financial condition.
●	Higher wage costs due to changes in federal and state minimum wage laws could adversely affect our business.
●	If commodity prices such as fuel, plastic and steel increase, our margins may be negatively impacted.
●	Purchasers of aftermarket auto parts may not choose to shop online.
●	Shifting online consumer behavior of purchasers of aftermarket auto parts.

●	If hosts of third-party marketplaces limit our access, we could lose a substantial portion of our revenues.
●	In the future, our business could be affected by the effects from a prolonged COVID-19 outbreak or another pandemic.
●	We recorded a net loss for fiscal year 2022 and it is possible that net losses could continue in the future.
●	Our operations are restricted by our Credit Agreement, and our ability to borrow funds under our Credit Facility is subject to a borrowing base.
●	If our assets become impaired, we may be required to record a significant charge to earnings.
●	We are highly dependent upon key suppliers.
●	Inability to manage the challenges associated with our international operations.
●	If our fulfillment operations are interrupted for any significant period of time, our sales could decline.
●	We face intense competition and operate in an industry with limited barriers to entry.
●	Failure to offer a broad selection of products at competitive prices or to maintain sufficient inventory.
●	We rely on key personnel and may need additional personnel for the success and growth of our business.
●	As a result of our international operations, we have foreign exchange risk.
●	Our product catalog database could be stolen, misappropriated or damaged, or a competitor might create a substantially similar catalog without infringing our rights.
●	Economic conditions have had, and may continue to have, an adverse effect on the demand for aftermarket auto parts and could adversely affect our sales and operating results.
●	The seasonality of our business places increased strain on our operations.
●	Vehicle miles driven have fluctuated and may decrease.
●	We will be required to collect and pay more sales taxes, and possibly for other fees and penalties.
●	Our ability to use net operating loss carryforwards to offset future income may be limited.
●	Our estimate of the size of our addressable market may prove to be inaccurate.

Regulatory And Litigation Risks

●	Possible new tariffs that might be imposed by the United States government.
●	We face exposure to product liability lawsuits.
●	Failure to comply with privacy laws and regulations and failure to adequately protect customer data.
●	The regulatory framework is constantly evolving, and privacy concerns could adversely affect our business.
●	Challenges by original equipment manufacturers (“OEMs”) to the validity of the auto parts industry and claims of intellectual property infringement.
●	Inability to protect our intellectual property rights.
●	We could incur substantial judgments, fines, legal fees and other costs relating to litigation matters or certain laws and governmental regulations.
●	Changes in tax laws or regulations that are applied adversely to us or our customers.
●	Existing or future government regulation could expose us to liabilities and costly changes in our business.
●	We may be affected by global climate change or by legal, regulatory, or market responses to such change.
●	Potential impact from future regulation related to environmental, social and governance (“ESG”) matters.

Risks Related To Our Use Of Technology

●	We depend on search engines and other online sources to attract visitors to our websites and marketplace channels, and the ability to attract and convert them into customers in a cost-effective manner.
●	We rely on bandwidth and data center providers, and any failure or interruption in the services provided could disrupt our business and cause us to lose customers.
●	Security threats, such as ransomware attacks, to our IT infrastructure could expose us to liability, business interruption and significant damages, and may damage our reputation and business.
●	Dependence on open-source software could expose us to uncertainty and potential liability.
●	System failures could prevent access to our websites which could reduce our net sales and harm our reputation.
●	Problems with the design, updating, integration or implementation of our IT systems could interfere with our business and operations.
●	Inability to respond to technological change causing our websites to become obsolete.
●	Use of social media may adversely impact our reputation or subject us to fines or other penalties.

Risks Related To Our Capital Stock

●	Our common stock price may continue to be volatile, which may result in losses to our stockholders.
●	Our future operating results may fluctuate and may fail to meet market expectations.
●	Failure to maintain an effective system of internal control over financial reporting or comply with Section 404 of the Sarbanes-Oxley Act of 2002 could cause our stock price to decline.
●	Our charter documents could deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.
●	We do not intend to pay dividends on our common stock.
●	We cannot guarantee that our share repurchase program will enhance shareholder value and share repurchases could affect the price of our common stock.
●	Future capital raises may dilute our existing stockholders’ ownership.

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

Third-party marketplaces account for a significant portion of our revenues. Our sales on third-party marketplaces (including eBay and Amazon) represented a combined 35.3% of total sales in the twenty-six weeks ended July 1, 2023. We anticipate that sales of our products on third-party marketplaces will continue to account for a significant portion of our revenues. In the future, the loss of access to these third-party marketplaces, or any significant cost increases from operating on the marketplaces, could significantly reduce our revenues, and the success of our business depends partly on continued access to these third-party marketplaces. Our relationships with our third-party marketplace providers could deteriorate as a result of a variety of factors, such as if they become concerned about our ability to deliver quality products on a timely basis or to protect a third-party’s intellectual property. In addition, third-party marketplace providers could prohibit our access to these marketplaces if we are not able to meet the applicable required terms of use. Loss of access to a marketplace channel could result in lower sales, and as a result, our business and financial results may suffer.

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

While we did not have any outstanding revolver loan debt under our Credit Agreement as of July 1, 2023, we may have outstanding revolver loan debt in the future. Any outstanding indebtedness would have important consequences, including the following:

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

We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures and general operating expenses. In addition, if we need to refinance our debt, or obtain additional debt financing or sell assets or equity to satisfy our debt service obligations, we may not be able to do so on commercially reasonable terms, if at all. If this were to occur, we may need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations. The Company’s outstanding letters of credit balance as of July 1, 2023 was $1,100, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet.

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

Our top ten suppliers represented approximately 54% of our total product purchases during the twenty-six weeks ended July 1, 2023. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For the twenty-six weeks ended July 1, 2023, our product purchases from three drop-ship suppliers represented approximately 13% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

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

Since the completion of our initial public offering in February 2007 through July 1, 2023, the trading price of our common stock has been volatile. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

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

While management has concluded that our internal controls over financial reporting were effective as of July 1, 2023, we have in the past identified, and could in the future identify, a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.

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

We cannot guarantee that our share repurchase program will enhance shareholder value, and share repurchases could affect the price of our common stock.

Our Board of Directors has periodically authorized share repurchases, funded from available working capital, including up to $30 million authorized in July 2021. The share repurchase program has an expiration date of July 26, 2024. Although our Board of Directors has authorized our share repurchase program, this program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves.

Future capital raises may dilute our existing stockholders’ ownership.

If we raise additional capital by issuing equity securities, our existing stockholders’ percentage ownership may decrease, and these stockholders may experience substantial dilution.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the twenty-six weeks ended July 1, 2023, the Company repurchased 250 shares of its common stock at a total cost of $1,047, excluding commissions, at an average price of $4.19 per share. During the twenty-six weeks ended July 2, 2022, the Company did not repurchase any shares of its common stock. As of July 1, 2023, the Company remained authorized to repurchase up to approximately $28,473 in shares of its common stock.

The following table provides information related to our repurchase of common stock for the periods indicated:

Total Number of
Shares Purchased
			As Part of	Approximate Dollar Value
	Total Number of		Publicly Announced	of Shares That May Yet
	Shares Purchased	Average Price	Plans or Programs	Be Purchased Under the
Period	(in thousands)	Paid per Share	(in thousands)	Plans or Programs (in thousands)
April 2, 2023 to April 29, 2023	—	$—	—	$—
April 30, 2023 to May 27, 2023	—	$—	—	$—
May 28, 2023 to July 1, 2023	250	$4.19	250	$28,473
Total	250	$4.19	250	$28,473

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

During the second quarter of 2023, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6.EXHIBITS

The following exhibits are filed herewith or incorporated by reference to the location indicated below:

Exhibit No.	Description
10.1

CarParts.com, Inc. 2021 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2023).

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

Date:	August 1, 2023	CARPARTS.COM, INC.

		By:	/s/ David Meniane
David Meniane
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Ryan Lockwood
Ryan Lockwood
Chief Financial Officer
(Principal Financial Officer)