Form 10-K
period 2023-12-30
CarParts.com, Inc.
filed 2024-03-08
CIK 1378950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2023

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $228.9 million (based on the closing sales price of the registrant’s common stock on that date). For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 29, 2024, there were 56,597,483 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

CARPARTS.COM, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 30, 2023

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

PART I

ITEM 1.             BUSINESS

Overview

CarParts.com, Inc. is a technology-driven eCommerce company dedicated to revolutionizing the way drivers shop for parts. With over 25 years of operation, CarParts.com serves as an end-to-end solution for automotive repair and maintenance resources, offering a seamless online shopping experience that empowers drivers along every part of their journey.

We principally sell our products, identified as stock keeping units (“SKUs”), to individual consumers through our flagship website, www.carparts.com, and online marketplaces. Our easy-to-use, mobile-friendly website and newly launched mobile app provide customers with a comprehensive selection of approximately 1,047,000 SKUs, complete with detailed product descriptions, attributes, and photographs. Utilizing our proprietary product database, we ensure a seamless match between our SKUs and vehicle specifications, guaranteeing the right part fitment. We leverage our online sales channel and global supplier relationships to eliminate intermediaries in the traditional auto parts supply chain, enabling us to offer an unparalleled selection of SKUs compared to offline retail competitors.

Established in California in 1995 as an aftermarket auto parts distributor, the Company – then-known as U.S. Auto Parts Network, Inc. – embarked on a digital transformation journey in 2000, with the launch of our first retail website. Following our reincorporation in Delaware in 2006, we expanded our online operations, bolstering our eCommerce network, launching additional websites, refining our internet marketing strategies, and commencing sales on various online marketplaces.

In July 2020, we officially rebranded to CarParts.com and consolidated our web presence into one single eCommerce destination. In the third quarter of 2023, we added a mobile app, available on both iOS and Android, enabling our customers to conveniently shop from their phones. Driven by our commitment to providing unparalleled customer experience, we use world-class design principles and the latest technology to power our user-friendly website and app. Our vision of “Empowering Drivers Along Their Journey” underscores our mission to create a trusted platform that simplifies the historically stressful experience of vehicle maintenance & repair.

We have a significant opportunity to become the go-to destination for all automotive repair and maintenance requirements by focusing on our evolved strategy around: optimizing supply chain management and upgrading logistics, investing in technology, expanding into new business lines, and driving year-over-year increases in new customers, all while maintaining our financial discipline approach of evaluating investments based on their impact on profitability.

To this end, we are working to transform our fulfillment center footprint and are opening a new semi-automated facility in Las Vegas, Nevada, which we expect to reduce last-mile transportation expenses to the West Coast and enhance customer service through expedited delivery. Furthermore, we continuously expand our technological capabilities, product offerings, and service portfolio to stay ahead of competitive pressures. By investing in new categories, brands, customer types and revenue streams across both premium and value segments, we seek to maximize gross profit and capture a larger market share.

In tandem, we have refined our eCommerce experience and marketing strategy, focusing on enhancing the mobile app experience, building brand awareness through innovative owned content channels, and fostering direct customer relationships. These efforts aim to position CarParts.com as the ultimate destination for vehicle maintenance knowledge and product purchases, thereby reducing reliance on performance marketing channels and improving customer acquisition efficiency.

Our corporate website is located at www.carparts.com/investor.

We report on a 52/53-week fiscal year, ending on the Saturday nearest the end of December. References to 2023, 2022, and 2021 relate to the 52-week fiscal year ended December 30, 2023, the 52-week fiscal year ended December 31, 2022, and the 52-week fiscal year ended January 1, 2022, respectively.

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

Online Sales Channel. Our online sales channel primarily consists of our flagship, mobile-friendly eCommerce website www.carparts.com, and app. We also sell our products through online marketplaces, including third-party auction sites and shopping portals, which provide us with access to additional consumer segments. The majority of our online sales are to individual consumers.

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

House Brands Product. Our house brands suppliers offer products which are generally of the same quality as a branded product while being less expensive and we believe provide better value for our consumers. We stock-and-ship our house brands products in our distribution centers. We currently have over 76,000 house brands SKUs in our product selection.

Branded Product. Serving as a stocking distributor for many branded products, we have developed and implemented application programming interfaces with the majority of our branded, drop ship suppliers that allow us to electronically transmit orders, check inventory availability, and receive the shipment tracking information which is easily passed on to our customers. In addition, we are a significant customer for many of our drop-ship vendors and have long standing relationships and contracts with many of these suppliers. For the fiscal year ended December 30, 2023, three of our drop-ship vendors accounted for approximately 11% of our total product purchases. We currently have over 971,000 branded SKUs in our product selection.

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

Human Capital

Our ability to recruit, retain, and develop our employees is key to our long-term growth and success. As of December 30, 2023, we had 1,080 employees in the United States and 615 employees in the Philippines for a total of 1,695 employees. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce. None of our employees are represented by a labor union and we consider employee relations to be good.

Diversity and Inclusion

We strive to build and create a culture where each person feels valued, respected and understood. As of December 30, 2023, the makeup of our employees consisted of 39% women and approximately 82% non-white.

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

Risk Factors Summary

Our business and industry are subject to a number of risks that could adversely affect our business, financial condition and operating results. These risks are discussed in more detail below and include, but are not limited to, risks related to the following:

Risks Related To Our Operations

●	We are dependent upon relationships with suppliers in Taiwan and China for the majority of our products.
●	We depend on third-party delivery services, both inbound and outbound, to deliver our products to our distribution centers and customers, and any increases in the fees could adversely affect our financial condition.
●	Higher wage costs due to changes in federal and state minimum wage laws could adversely affect our business.
●	If commodity prices such as fuel, plastic and steel increase, our margins may be negatively impacted.
●	Purchasers of aftermarket auto parts may not choose to shop online.
●	Shifting online consumer behavior of purchasers of aftermarket auto parts.
●	If hosts of third-party marketplaces limit our access, we could lose a substantial portion of our revenues.
●	In the future, our business could be affected by the effects from a prolonged COVID-19 outbreak or another pandemic.
●	During fiscal year 2023, we recorded a net loss, and it is possible that net losses could continue in the future.
●	Our operations are restricted by our credit agreement, and our ability to borrow funds under our credit facility is subject to a borrowing base.
●	If our assets become impaired, we may be required to record a significant charge to earnings.
●	We are highly dependent upon key suppliers.
●	Inability to manage the challenges associated with our international operations.
●	If our fulfillment operations are interrupted for any significant period of time, our sales could decline.
●	We face intense competition and operate in an industry with limited barriers to entry.
●	Failure to offer a broad selection of products at competitive prices or to maintain sufficient inventory.
●	We rely on key personnel and may need additional personnel for the success and growth of our business.
●	As a result of our international operations, we have foreign exchange risk.
●	Our product catalog database could be stolen, misappropriated or damaged, or a competitor might create a substantially similar catalog without infringing our rights.

●	Economic conditions have had, and may continue to have, an adverse effect on the demand for aftermarket auto parts and could adversely affect our sales and operating results.
●	The seasonality of our business places increased strain on our operations.
●	Vehicle miles driven have fluctuated and may decrease.
●	We may be required to collect and pay more sales taxes, and possibly for other fees and penalties.
●	Our ability to use net operating loss carryforwards to offset future income may be limited.
●	Our estimate of the size of our addressable market may prove to be inaccurate.

Regulatory And Litigation Risks

●	Possible new tariffs that might be imposed by the United States government.
●	We face exposure to product liability lawsuits.
●	Failure to comply with privacy laws and regulations and failure to adequately protect customer data.
●	The regulatory framework is constantly evolving, and privacy concerns could adversely affect our business.
●	Challenges by OEMs to the validity of the auto parts industry and claims of intellectual property infringement.
●	Inability to protect our intellectual property rights.

●	We could incur substantial judgments, fines, legal fees and other costs relating to litigation matters or certain laws and governmental regulations.
●	Changes in tax laws or regulations that are applied adversely to us or our customers.
●	Existing or future government regulation could expose us to liabilities and costly changes in our business.
●	We may be affected by global climate change or by legal, regulatory, or market responses to such change.
●	Potential impact from future regulation related to environmental, social and governance (“ESG”) matters.

Risks Related To Our Use Of Technology

●	We depend on search engines and other online sources to attract visitors to our websites and marketplace channels, and the ability to attract and convert them into customers in a cost-effective manner.
●	We rely on bandwidth and data center providers, and any failure or interruption in the services provided could disrupt our business and cause us to lose customers.
●	Security threats, such as ransomware attacks, to our IT infrastructure could expose us to liability, business interruption and significant damages, and may damage our reputation and business.
●	Dependence on open-source software could expose us to uncertainty and potential liability.
●	System failures could prevent access to our websites which could reduce our net sales and harm our reputation.
●	Problems with the design, updating, integration or implementation of our IT systems could interfere with our business and operations.
●	Inability to respond to technological change causing our websites to become obsolete.
●	Use of social media may adversely impact our reputation or subject us to fines or other penalties.

Risks Related To Our Capital Stock

●	Our common stock price may continue to be volatile, which may result in losses to our stockholders.
●	Our future operating results may fluctuate and may fail to meet market expectations.

●	Failure to maintain an effective system of internal control over financial reporting or comply with Section 404 of the Sarbanes-Oxley Act of 2002 could cause our stock price to decline.
●	Our charter documents could deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.
●	We do not intend to pay dividends on our common stock.
●	We cannot guarantee that our share repurchase program will enhance shareholder value and share repurchases could affect the price of our common stock.
●	Future capital raises may dilute our existing stockholders’ ownership.

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

Shifting consumer behavior indicates that our customers are becoming more inclined to shop for aftermarket auto parts through their mobile devices. Mobile customers exhibit different behaviors than our more traditional desktop based eCommerce customers. User sophistication and technological advances have increased consumer expectations around the user experience on mobile devices, including speed of response, functionality, product availability, security, and ease of use. If we are unable to continue to adapt our mobile device shopping experience from desktop based online shopping in ways that improve our customer’s mobile experience and increase the engagement of our mobile customers our sales may decline and our business and financial results may suffer.

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

Third-party marketplaces account for a significant portion of our revenues. Our sales on third-party marketplaces (including eBay and Amazon) represented a combined 35.6% of total sales in the fiscal year ended December 30, 2023. We anticipate that sales of our products on third-party marketplaces will continue to account for a significant portion of our revenues. In the future, the loss of access to these third-party marketplaces, or any significant cost increases from operating on the marketplaces, could significantly reduce our revenues, and the success of our business depends partly on continued access to these third-party marketplaces. Our relationships with our third-party marketplace providers could deteriorate as a result of a variety of factors, such as if they become concerned about our ability to deliver quality products on a timely basis or to protect a third-party’s intellectual property. In addition, third-party marketplace providers could prohibit our access to these marketplaces if we are not able to meet the applicable required terms of use. Loss of access to a marketplace channel could result in lower sales, and as a result, our business and financial results may suffer.

A prolonged future outbreak from COVID-19, or another pandemic and its effects, potentially could affect future years.

The COVID-19 pandemic has had, and may continue to have, negative impacts on economic conditions in the United States and worldwide. A public health pandemic, such as the COVID-19 pandemic, may negatively impact our business, distribution centers, customers, suppliers, employees and third party shipping providers. We have incurred in the past, and may in the future incur, additional freight and container costs and may also continue to incur increased costs relating to workforce shortages, overtime charges, and detention costs at one or more of our distribution center. Prolonged effects of COVID-19, or a future pandemic, could also potentially disrupt our operations through, but not limited to, shipping container shortages, transportation delays, and changes in our operating procedures, including the need for additional cleaning and safety protocols.

During fiscal year 2023, we recorded a net loss, and our net losses may continue in the future.

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

While we did not have any outstanding revolver loan debt under our Credit Agreement as of December 30, 2023, we may have outstanding revolver loan debt in the future. Any outstanding indebtedness would have important consequences, including the following:

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

We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures and general operating expenses. In addition, if we need to refinance our debt, or obtain additional debt financing or sell assets or equity to satisfy our debt service obligations, we may not be able to do so on commercially reasonable terms, if at all. If this were to occur, we may need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations. The Company’s outstanding letters of credit balance as of December 30, 2023 was $680, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet.

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

Our top ten suppliers represented approximately 52% of our total product purchases during the fiscal year ended December 30, 2023. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For the fiscal year ended December 30, 2023, our product purchases from three drop-ship suppliers represented approximately 11% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

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

We face intense competition and operate in an industry with limited barriers to entry, and some of our competitors may have greater resources than us and may be better positioned to capitalize on the growing eCommerce auto parts market.

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

We may be required to collect and pay more sales taxes, and could become liable for other fees and penalties, which could have an adverse effect on our business.

Following the Supreme Court decision in South Dakota v. Wayfair (“Wayfair”), online sellers can be required to collect sales tax in any state which passes legislation requiring out of state retailers to collect sales tax even where they have no physical nexus. In response to Wayfair, or otherwise, state or local governments and taxing authorities may adopt, or begin to enforce, laws requiring us to calculate, collect and remit taxes on sales in their jurisdictions, which could harm our business and results of operations.

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

We are subject to federal and state consumer protection laws and regulations, including laws protecting the privacy of customer non-public information and regulations prohibiting unfair and deceptive trade practices, as well as laws and regulations governing businesses in general and the Internet and eCommerce and certain environmental laws. Additional laws and regulations may be adopted with respect to the Internet, the effect of which on eCommerce is uncertain. These laws may cover issues such as user privacy, spyware and the tracking of consumer activities, marketing e-mails and communications, other advertising and promotional practices, money transfers, pricing, content and quality of products and services, taxation, electronic contracts and other communications, intellectual property rights, and information security. Furthermore, it is not clear how existing laws such as those governing issues such as property ownership, sales and other taxes, trespass, data mining and collection, and personal privacy apply to the Internet and eCommerce. To the extent we expand into international markets, we will be faced with complying with local laws and regulations, some of which may be materially different than U.S. laws and regulations. Any such foreign law or regulation, any new U.S. law or regulation, or the interpretation or application of existing laws and regulations to the Internet or other online services or our business in general, may have a material adverse effect on our business, prospects, financial condition and results of operations by, among other things, impeding the growth of the Internet, subjecting us to fines, penalties, damages or other liabilities, requiring costly changes in our business operations and practices, and reducing customer demand for our products and services. We may not maintain sufficient, or any, insurance coverage to cover the types of claims or liabilities that could arise as a result of such regulation.

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

Our success depends on our ability to attract customers in a cost-effective manner. Our investments in marketing may not effectively reach potential consumers or those consumers may not decide to buy from us or the volume of consumers that purchase from us may not yield the intended return on investment. With respect to our marketing channels, we rely on relationships with providers of online services, search engines, shopping comparison sites and eCommerce businesses to provide content, advertising banners and other links that direct customers to our websites. We rely on these relationships as significant sources of traffic to our websites. In particular, we rely on Google as an important marketing channel, and if Google changes its algorithms or if competition increases for advertisements on Google or on our marketplace channels, we may be unable to cost-effectively attract customers to our products.

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

We rely on third-party vendors, including data center and bandwidth providers. Any disruption in the network access or co-location services, which are the services that house and provide Internet access to our servers, provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. We exercise little control over these third-party vendors, which increases our vulnerability to problems with the services they provide. We also license technology and related databases from third parties to facilitate elements of our eCommerce platform. We have experienced and expect to continue to experience interruptions and delays in service and availability for these elements. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies could negatively impact our relationship with our customers and adversely affect our business. Our systems also heavily depend on the availability of electricity, which also comes from third-party providers. If we were to experience a major power outage, we would have to rely on back-up generators. These back-up generators may not operate properly through a major power outage, and their fuel supply could also be inadequate during a major power outage. Information systems such as ours may be disrupted by even brief power outages, or by the fluctuations in power resulting from switches to and from backup generators. This could disrupt our business and cause us to lose customers.

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

Given the rapidly evolving nature and proliferation of cyber threats, our internal controls relating to cybersecurity may not prevent or identify all such attacks in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems and operations, and we cannot eliminate the risk of human error or employee or vendor malfeasance.

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

Moreover, we are subject to the Payment Card Industry Data Security Standard ("PCI DSS"), issued by the PCI Council. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. We cannot be certain that all of our information technology systems are able to prevent, contain or detect any cyber-attacks, cyber terrorism, or security breaches from known malware or malware that may be developed in the future. To the extent that any disruption results in the loss, damage or misappropriation of information, we may be materially adversely affected by claims from customers, financial institutions, regulatory authorities, payment card associations and others. In addition, the cost of complying with stricter privacy and information security laws and standards could be significant to us. In January 2024, we were deemed to be PCI compliant by PCI DSS 3.2.1, the new security standards as issued by the PCI Council. In the future, there could be additional new standards and there is no guarantee that we will be able to conform to these new standards, and if we fail to meet these standards, we could become subject to fines and other penalties and experience a significant increase in payment card transaction costs. In addition, such failure could damage our reputation, inhibit sales, and adversely affect our business.

Our eCommerce system is dependent on open-source software, which exposes us to uncertainty and potential liability.

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

We recently implemented a new enterprise resource planning system in fiscal year 2022, and we may occasionally update or integrate other IT systems. Problems with the design, integration or implementation of these systems could interfere with our business and operations.

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

We maintain a network of websites which requires substantial development and maintenance efforts, and entails significant technical and business risks. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our websites. The Internet and the eCommerce industry are characterized by rapid technological change, the emergence of new industry standards and practices and changes in customer requirements and preferences. Therefore, we may be required to license emerging technologies, enhance our existing websites, develop new services and technology that address the increasingly sophisticated and varied needs of our current and prospective customers, and adapt to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner. Our ability to remain technologically competitive may require substantial expenditures and lead time and our failure to take necessary action in a timely manner to improve our websites and other technology applications may harm our business and results of operations.

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

The market prices of technology and eCommerce companies generally have been extremely volatile and have recently experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to, among other things, the risk factors described in this report and other factors beyond our control such as fluctuations in the operations or valuations of companies perceived by investors to be comparable to us, our ability to meet analysts’ expectations, our trading volume, activities of activist investors, the impact of any stock repurchase program or conditions or trends in the Internet or auto parts industries.

Since the completion of our initial public offering in February 2007 through December 30, 2023, the trading price of our common stock has been volatile. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

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

While management has concluded that our internal controls over financial reporting were effective as of December 30, 2023, we have in the past identified, and could in the future identify, a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.

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

Our Board of Directors has periodically authorized share repurchases, funded from available working capital, including up to $30 million authorized in July 2021. The share repurchase program has an expiration date of July 26, 2026. Although our Board of Directors has authorized our share repurchase program, this program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, there can be no guarantee that repurchases made under our share repurchase program, if any, will enhance shareholder value.

Future capital raises may dilute our existing stockholders’ ownership.

If we raise additional capital by issuing equity securities, our existing stockholders’ percentage ownership may decrease, and these stockholders may experience substantial dilution.

ITEM 1B.             UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Because it is essential to our operations and business strategy that our website, app, technology and network infrastructure remain secure, we have processes in place for assessing, identifying, and managing material risks from cybersecurity threats. We have integrated these processes into our cybersecurity risk management program.

The key processes, or components, of our cybersecurity risk management include:

●	conducting periodic risk assessments to assist in identifying cybersecurity threats or risks;
●	cybersecurity strategic roadmap;
●	security and IT infrastructure management team, responsible for managing our cybersecurity processes, implementing security applications and protocols, monitoring and executing security or network controls, and responding to incidents or threats;
●	cybersecurity training programs and cybersecurity awareness event for employees;
●	incident response plan, including assessing and monitoring potential cyber threats;
●	similar processes or applications to mitigate or manage cybersecurity risk from third-party service providers;

We sometimes engage external cybersecurity experts, or applications, to enhance our cybersecurity program. These serve to assist our internal cybersecurity team in mitigating cyber threats, in addition to monitoring and responding to potential cyber incidents.

As previously disclosed, in June 2020, we were the subject of a ransomware attack on our network that briefly disrupted access to some of our systems. Although we did not pay the ransomware and did not incur any fines or settlements, we did incur out of pocket expenses costs related to this incident of $100,000. We have not encountered any other cybersecurity challenges that have materially impaired our operations or business.

Additional information regarding risks from cybersecurity threats is discussed in Part I, Item IA, “Risk Factors,” under the heading “Security threats, such as ransomware attacks, to our IT infrastructure could expose us to liability, and damage our reputation and business,” which should be read in conjunction with the information herein.

Governance

Cybersecurity risk management is an important priority integrated into our overall governance structure. Our Board of Directors oversees risks from cybersecurity threats and includes the involvement of the Audit Committee in the governance strategy.

Our IT security management team, led by our Chief Technology Officer, reports quarterly in meetings to our Audit Committee and periodically to our Board of Directors regarding updates to our cybersecurity program and related risks. We have a cybersecurity expert on the Board of Directors and its Audit Committee to provide expanded expertise and oversight on our cybersecurity processes and systems. Topics in the meetings include discussion of the company-wide cybersecurity strategic roadmap and risks, protocols to mitigate such rusks, and the progress of initiatives in the cybersecurity program. Specific cybersecurity briefing areas may include topics such as security, infrastructure, cybersecurity tooling/applications, and compliance.

ITEM 2.                PROPERTIES

As of December 30, 2023, the total square footage of our leased office and distribution centers was 1,203,000 square feet. This includes approximately 1,187,000 square feet for our corporate headquarters located in Torrance, California and distribution centers in Illinois, Virginia, Nevada, Texas and Florida; and approximately 16,000 square feet of office space in the Philippines.

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

Holders

As of February 29, 2024, there were approximately 5 registered stockholders of record of our common stock.

Dividend Policy

No dividends on common stock were paid during the fiscal year ended December 30, 2023. We do not anticipate that we will declare or pay any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends on our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, any Credit Agreement restrictions, and other factors the Board of Directors deems relevant.

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

A summary of our common stock repurchases during the thirteen weeks ended December 30, 2023 is set forth in the table below:

			Total Number of
			Shares Purchased
			As Part of	Approximate Dollar Value
	Total Number of		Publicly Announced	of Shares That May Yet
	Shares Purchased	Average Price	Plans or Programs	Be Purchased Under the
	(in thousands)	Paid per Share	(in thousands)	Plans or Programs (in thousands)
October 1, 2023 - October 28, 2023	—	$—	N/A	$27,379
October 29, 2023 - November 25, 2023	712	$2.95	712	$25,279
November 26, 2023 - December 30, 2023	14	$3.05	14	$25,234
Total	726		726

Stock Performance Graph

The following graph compares the performance of our common stock with that of the Russell 2000 Index and the NASDAQ Composite Index for the five-year period beginning on December 28, 2018 and ending on December 29, 2023, the last business day prior to each fiscal year-end date.

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

Overview

We are a leading online provider of aftermarket auto parts, including replacement parts, hard parts, and performance parts and accessories. Our proprietary product database maps our SKUs to product applications based on vehicle makes, models and years. We principally sell our products to individual consumers through our flagship website at www.carparts.com, our app, and online marketplaces. Our corporate website is located at www.carparts.com/investor. The inclusion of our website addresses in this report does not include or incorporate by reference into this report any information on our websites.

We believe disintermediating the traditional auto parts supply chain and selling products directly to customers online allows us to efficiently deliver products to our customers. Industry-wide trends that support our strategy and future growth include:

1.Number of SKUs required to serve the market. The number of automotive SKUs has grown dramatically over the last several years. In today’s market, unless the consumer is driving a high volume produced vehicle and needs a simple maintenance item, the part they need is not typically on the shelf at a brick-and-mortar store. We believe our user-friendly flagship website, and app, provides customers with a favorable alternative to the brick-and-mortar shopping experience by offering a comprehensive selection of approximately 1,047,000 SKUs with detailed product descriptions, attributes and photographs combined with the flexibility of fulfilling orders using both drop-ship and stock-and-ship methods.
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
3.Growth of online sales. The U.S. Auto Care Association estimated that overall revenue from online sales of auto parts and accessories would reach approximately $21 billion by 2025. Improved product availability, lower prices and consumers’ growing comfort with digital platforms are driving the shift to online sales. We believe that we are well positioned for the shift to online sales due to being a leading source for aftermarket automotive parts through our flagship website, app, and online marketplaces.

Executive Summary

For fiscal year 2023, the Company’s operations generated net sales of $675,729, compared to $661,604 for fiscal year 2022, representing an increase of 2.1%. The Company incurred a net loss of $8,223 for fiscal year 2023 compared to a net loss of $951 for fiscal year 2022. The Company’s net loss before interest (income) expense, net, income tax provision, depreciation and amortization expense, amortization of intangible assets, share-based compensation expense ("Adjusted EBITDA"), was $19,687 in fiscal year 2023 compared to $26,113 in fiscal year 2022. Refer to the section below titled “Non-GAAP measures” for information regarding our use of Adjusted EBITDA and a reconciliation from net loss.

Net sales increased in fiscal year 2023 compared to fiscal year 2022 primarily driven by continued demand. Gross profit decreased by 0.6% to $229,406. Gross margin decreased 100 basis points to 33.9% in fiscal year 2023 compared to 34.9% in fiscal year 2022. The decrease in gross margin was primarily driven by unfavorable freight costs and a shift in product mix.

Total expenses, which primarily consisted of cost of sales and operating expense, increased in fiscal year 2023 compared to the same period in 2022. The components of cost of sales and operating costs are described in further detail under “Components of Results of Operations” below.

Non-GAAP measures

Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the Exchange Act, as amended, define and prescribe the conditions for use of certain non-GAAP financial information. We provide EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. EBITDA consists of net loss before (a) interest (income) expense, net; (b) income tax provision; (c) depreciation and amortization expense; and (d) amortization of intangible assets; while Adjusted EBITDA consists of EBITDA before share-based compensation expense.

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

The table below reconciles net loss to Adjusted EBITDA for the periods presented (in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Net loss	$(8,223)	$(951)	$(10,339)
Depreciation & amortization	16,690	13,607	9,895
Amortization of intangible assets	36	108	110
Interest (income) expense, net	(636)	1,421	1,089
Income tax provision	145	632	351
EBITDA	$8,012	$14,817	$1,106
Stock compensation expense	$11,675	$11,296	$15,685
Adjusted EBITDA	$19,687	$26,113	$16,791

Components of Results of Operations

Net Sales. Online and offline sales represent two different sales channels for our products. Online is our primary sales channel as we generate net sales primarily from eCommerce sales of auto parts to individual consumers through our mobile-friendly website at www.carparts.com, our app, and online marketplaces. Online marketplaces consist primarily of sales of our products on online marketplace websites, where we sell through online storefronts that we maintain on third-party owned websites such as eBay and Amazon. Our offline sales channel represents our distribution of products directly to commercial customers by selling auto parts to collision repair shops. Our offline sales channel also includes both stock ship distribution as well as drop ship programs for automotive warehouse distributors and other online resellers. The product mix includes the majority of our house brands stock ship parts, which include the replacement collision parts and our Kool-Vue® mirror line.

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

Presentation of Results of Operations and Liquidity and Capital Resources

The following discussion and analysis of our Results of Operations and Liquidity and Capital Resources includes a comparison of fiscal year 2023 to fiscal year 2022. A similar discussion and analysis which compares fiscal year 2022 to fiscal year 2021 may be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report filed with the SEC pursuant to Section 13 or 15(d) under the Exchange Act on March 8, 2023.

Results of Operations

The following table sets forth our results of operations for the fiscal years presented, expressed as a percentage of net sales:

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Net sales	100.0%	100.0%	100.0%
Cost of sales	66.1	65.1	66.1
Gross profit	33.9	34.9	33.9
Operating expense	35.4	34.8	35.4
(Loss) income from operations	(1.5)	0.1	(1.5)
Other income (expense):
Other income, net	0.5	0.1	0.0
Interest expense	(0.2)	(0.2)	(0.2)
Total other income (expense), net	0.3	(0.1)	(0.2)
Loss before income taxes	(1.2)	(0.0)	(1.7)
Income tax provision	0.0	0.1	0.1
Net loss	(1.2)%	(0.1)%	(1.8)%

Fifty-Two Weeks Ended December 30, 2023 Compared to the Fifty-Two Weeks Ended December 31, 2022

Net Sales and Gross Margin

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	$ Change	% Change

	(in thousands)
Net sales	$675,729	$661,604	$14,125	2.1%
Cost of sales	446,323	430,714	15,609	3.6%
Gross profit	$229,406	$230,890	$(1,484)	(0.6)%
Gross margin	33.9%	34.9%		(1.0)%

Net sales increased $14,125, or 2.1%, for fiscal year 2023 compared to fiscal year 2022 primarily driven by continued demand.

Gross profit decreased $1,484, or 0.6%, in fiscal year 2023 compared to fiscal year 2022. Gross margin decreased 100 basis points to 33.9% in fiscal year 2023 compared to 34.9% in fiscal year 2022. The decrease in gross margin was primarily driven by unfavorable freight costs and a shift in product mix.

Operating Expense

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	$ Change	% Change

	(in thousands)
Operating expense	$239,287	$230,239	$9,048	3.9%
Percent of net sales	35.4%	34.8%		0.6%

Operating expense increased $9,048, or 3.9%, for fiscal year 2023 compared to fiscal year 2022. The increase in operating expense was primarily driven by investments in our business, combined with higher advertising expense, partially offset by a decrease in fulfillment expense primarily due to an improvement in distribution center fulfillment costs.

Total Other Income (Expense), Net

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	$ Change	% Change

	(in thousands)
Other income (expense), net	$1,803	$(970)	$2,773	(285.9)%
Percent of net sales	0.3%	(0.1)%		0.4%

Total other income (expense), net, increased $2,773, or 285.9%, for fiscal year 2023 compared to fiscal year 2022 primarily driven by an increase in interest income due to higher interest rates and a higher cash balance during 2023.

Income Tax Provision

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	$ Change	% Change

	(in thousands)
Income tax provision	$145	$632	$(487)	(77.1)%
Percent of net sales	0.0%	0.1%		(0.1)%

The Company accounts for income taxes in accordance with ASC 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversal of existing taxable temporary differences. ASC 740 provides that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years or losses expected in early future years. As of December 30, 2023, due to cumulative losses in recent years, the Company maintained a valuation allowance in the amount of $38,458 against deferred tax assets that were not more likely than not to be realized.

As of December 30, 2023, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. As of December 30, 2023, the Company’s federal and state NOL carryforwards were $105,224 and $84,780, respectively. Federal NOL carryforwards of $891 were acquired in the acquisition of WAG which are subject to Section 382 of the Code and limited to an annual usage limitation of $135. The Company’s federal NOL carryforwards begin to expire in 2029, while state NOL carryforwards also begin to expire in 2029.

Liquidity and Capital Resources

Sources of Liquidity

During the fifty-two weeks ended December 30, 2023, we primarily funded our operations with cash and cash equivalents generated from operations. We had cash and cash equivalents of $50,951 as of December 30, 2023, representing a $32,184 increase from $18,767 of cash and cash equivalents as of December 31, 2022. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our Credit Facility will be sufficient to finance our operations through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).

As of December 30, 2023 and December 31, 2022, our working capital was $80,352 and $79,843, respectively.

Cash Flows

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Net cash provided by (used in) operating activities	$50,001	$15,368	$(6,988)
Net cash used in investing activities	(11,901)	(12,517)	(11,551)
Net cash (used in) provided by financing activities	(5,916)	(2,153)	902
Effect of exchange rate changes on cash	—	(75)	(21)
Net change in cash and cash equivalents	$32,184	$623	$(17,658)

Operating Activities

Net cash provided by operating activities for the fiscal years ended December 30, 2023 and December 31, 2022 was $50,001 and $15,368, respectively. The increase in net cash provided by operating activities was primarily driven by a higher net cash inflow from the change in working capital.

Investing Activities

For the fiscal years ended December 30, 2023 and December 31, 2022, net cash used in investing activities was primarily the result of additions to property and equipment ($11,879 and $12,585, respectively), which are mainly related to capitalized website and software development costs.

Financing Activities

Net cash used in financing activities was $5,916 and $2,153 for the fiscal years ended December 30, 2023 and December 31, 2022, respectively. The increase was primarily attributable to the repurchase of treasury stock in the fiscal year ended December 30, 2023.

Debt and Available Borrowing Resources

Total debt was $16,635 as of December 30, 2023 compared to $20,669 as of December 31, 2022 and primarily consists of right-of-use obligations-finance.

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

As of December 30, 2023 and December 31, 2022, our outstanding revolving loan balance was $0, respectively. The outstanding standby letters of credit balance as of December 30, 2023 and December 31, 2022 was $680 and $620, respectively, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheets. We use the trade letters of credit in the ordinary course of business to satisfy certain vendor obligations.

Loans drawn under the Credit Facility bear interest at a per annum rate equal to either (a) SOFR plus an applicable margin of 1.50% to 2.00% per annum based on the Company’s fixed charge coverage ratio, or (b) an “alternate prime base rate” subject to an increase from 0.00% to 0.50% per annum based on the Company’s fixed charge coverage ratio. As of December 30, 2023, the Company’s SOFR based interest rate was 7.45% and the Company’s prime based rate was 9.00%. A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of either 0.20% or 0.25% per annum based on the amount of undrawn availability, is payable monthly.  Under the terms of the

Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if “excess availability,” as defined under the Credit Agreement, is less than the $9,000 (12% of the aggregate revolving commitment) for three consecutive business days, and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $9,000 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). The Company’s required excess availability related to the “Covenant Testing Trigger Period” (as defined under the Credit Agreement) is less than $7,500 (10% of the aggregate revolving commitment) for three consecutive business days, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, and continuing until excess availability has been greater than or equal to $7,500 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment).

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

Events of default under the Credit Agreement include: failure to timely make payments due under the Credit Agreement; material misrepresentations or misstatements under the Credit Agreement and other related agreements; failure to comply with covenants under the Credit Agreement and other related agreements; certain defaults in respect of other material indebtedness; insolvency or other related events; certain defaulted judgments; certain ERISA-related events; certain security interests or liens under the loan documents cease to be, or are challenged by the Company or any of its subsidiaries as not being, in full force and effect; any loan document or any material provision of the same ceases to be in full force and effect; and certain criminal indictments or convictions of any Loan Party. As of December 30, 2023, the Company was in compliance with all covenants under the Credit Agreement.

See additional information in “Note 4 – Borrowings” in the Notes to the Consolidated Financial Statements included in Part II, Item 8, of this report.

Funding Requirements

Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt or equity financing will be sufficient to finance our operational cash needs through at least the next twelve months. Our future capital requirements may, however, vary materially from those now planned or anticipated. Changes in our operating plans, lower than anticipated net sales or gross margin, increased expenses, continued or worsened economic conditions, worsening operating performance by us, or other events, including those described in “Risk Factors” included in Part I, Item 1A may force us to sell assets or seek additional debt or equity financings in the future, including the issuance of additional common stock under a registration statement. There can be no assurance that we would be able to raise such additional financing or engage in asset sales on acceptable terms, or at all. If we are not able to raise adequate additional financing or proceeds from asset sales, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations.

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

Valuation of Inventory – Inventory Reserve. Inventory primarily consists of finished goods. We purchase inventory from suppliers both domestically and internationally, primarily in Taiwan and China. Inventory is accounted for using the first-in first-out (“FIFO”) method and valued at the lower of cost or net realizable value. We recognize provisions for obsolete and slow-moving inventory primarily based on judgments about expected disposition of inventory, generally, through sales, or liquidations of obsolete inventory, and expected recoverable values based on currently-available or historical information. If actual market conditions are less favorable than those anticipated by management, additional write-offs to reduce the value of our inventory may be required.

ITEM 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.

Interest Rate Risk

We are subject to interest rate risk in connection with our revolving loan under our Credit Facility, which bears an interest rate based on a SOFR, plus an applicable margin, and a prime based rate. As of December 30, 2023, we had a balance of $0 outstanding under our revolving loan. A hypothetical 100 basis point change in interest rates would not materially affect our interest expense and cash flows.

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

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed with the SEC under the Exchange Act, is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 30, 2023 pursuant to Rule 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objectives for which they were designed and operated at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We assessed the effectiveness of our internal control over financial reporting as of December 30, 2023, based on the “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment was conducted utilizing our documentation of policies and procedures, risk control matrices, gap analysis, key process walk-throughs and management’s knowledge of and interaction with its controls and testing of our key controls.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on such assessment and criteria, management has concluded that the internal controls over financial reporting were effective as of December 30, 2023. The effectiveness of our internal control over financial reporting as of December 30, 2023 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in its report which is included immediately following Item 15. Exhibit and Financial Statement Schedules, in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter ended December 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

ITEM 9B.                OTHER INFORMATION

During the thirteen weeks ended December 30, 2023, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K.)

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Identification of Directors. The information under the caption “Election of Directors,” appearing in the Proxy Statement to be filed in connection with our Annual Meeting of Stockholders (“Proxy Statement”), is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2023.
(b)	Identification of Executive Officers and Certain Significant Employees. The information under the caption “Executive Officers,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2023.
(c)	Compliance with Section 16(a) of the Exchange Act. The information under the caption “Delinquent Section 16(a) Reports,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2023.
(d)	We have adopted a Code of Ethics and Business Conduct which applies to all directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees. The full text of our Code of Ethics and Business Conduct is available on the Investor Relations section of our website at www.carparts.com/investor which can be directly accessed at www.carparts.com/investor/corporate-governance. We intend to disclose future amendments to certain provisions of the Code of Ethics and Business Conduct, and any waivers of provisions of the Code of Ethics and Business Conduct required to be disclosed under the rules of the SEC, at the same location on our website.
(e)	Board Committees. The information under the caption “Corporate Governance — Board Committees and Meetings,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2023.

ITEM 11.                EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation and Other Information”, appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2023.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Securities Authorized for Issuance Under Equity Compensation Plans” and “Ownership of Securities by Certain Beneficial Owners and Management,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2023.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Corporate Governance — Director Independence” and “Certain Relationships and Related Transactions,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2023.

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Fees Paid to Independent Registered Public Accounting Firm,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2023.

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

4.1*	Specimen common stock certificate.

4.2	Description of Common Stock of the Company.

10.1+*	CarParts.com, Inc. 2006 Equity Incentive Plan.

10.2+*	Form of Stock Option Agreement under the CarParts.com, Inc. 2006 Equity Incentive Plan.

10.3+*	Form of Notice of Grant of Stock Option under the CarParts.com, Inc. 2006 Equity Incentive Plan.

10.4+*	Form of Acceleration Addendum to Stock Option Agreement under the CarParts.com, Inc. 2006 Equity Incentive Plan.

10.5+*	CarParts.com, Inc. 2007 Omnibus Plan and Form of Award Agreements.

10.6+	Independent Director Compensation Plan

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

10.36+

CarParts.com, Inc. 2021 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2023).

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

10.45+

Employment Agreement, dated December 5, 2022, between the Company and Michael Huffaker (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2022).

21.1	Subsidiaries of CarParts.com, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included as part of signature page).

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	CarParts.com, Inc. Executive Incentive Compensation Clawback Policy

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit No.	Description
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CarParts.com, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CarParts.com, Inc. and its subsidiaries (the Company) as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations and comprehensive operations, stockholders' equity and cash flows for each of the three years in the period ended December 30, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 7, 2024 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

March 7, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CarParts.com, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited CarParts.com, Inc.’s (the Company) internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2023, and December 31, 2022, the related consolidated statements of operations and comprehensive operations, stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated March 7, 2024, expressed an unqualified opinion.

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

/s/ RSM US LLP

Irvine, California

March 7, 2024

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value Data)

	December 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$50,951	$18,767
Accounts receivable, net	7,365	6,406
Inventory, net	128,901	136,026
Other current assets	6,121	6,672
Total current assets	193,338	167,871
Property and equipment, net	26,389	24,290
Right-of-use - assets - operating leases, net	19,542	23,951
Right-of-use - assets - finance leases, net	15,255	19,750
Other non-current assets	3,331	2,537
Total assets	$257,855	$238,399
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$77,851	$57,616
Accrued expenses	20,770	16,466
Right-of-use - obligation - operating, current	4,749	4,571
Right-of-use - obligation - finance, current	4,308	4,753
Other current liabilities	5,308	4,622
Total current liabilities	112,986	88,028
Right-of-use - obligation - operating, non-current	16,742	21,412
Right-of-use - obligation - finance, non-current	12,327	15,916
Other non-current liabilities	2,969	2,971
Total liabilities	145,024	128,327
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 57,564 and 54,693 shares issued and outstanding as of December 30, 2023 and December 31, 2022 (of which 3,786 and 2,565 are treasury stock, respectively)	60	57
Treasury stock	(11,912)	(7,625)
Additional paid-in capital	312,874	297,265
Accumulated other comprehensive income	783	1,126
Accumulated deficit	(188,974)	(180,751)
Total stockholders’ equity	112,831	110,072
Total liabilities and stockholders' equity	$257,855	$238,399

See accompanying notes to consolidated financial statements.

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(In Thousands, Except Per Share Data)

	Fiscal Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Net sales	$675,729	$661,604	$582,440
Cost of sales (1)	446,323	430,714	385,157
Gross profit	229,406	230,890	197,283
Operating expense	239,287	230,239	206,394
(Loss) income from operations	(9,881)	651	(9,111)
Other income (expense):
Other income, net	3,197	467	238
Interest expense	(1,394)	(1,437)	(1,115)
Total other income (expense), net	1,803	(970)	(877)
Loss before income taxes	(8,078)	(319)	(9,988)
Income tax provision	145	632	351
Net loss	(8,223)	(951)	(10,339)
Other comprehensive (loss) gain:
Foreign currency translation adjustments	—	127	93
Actuarial (loss) gain on defined benefit plan	(305)	872	307
Unrealized (loss) gain on deferred compensation trust assets	(38)	(147)	89
Total other comprehensive (loss) gain	(343)	852	489
Comprehensive loss	$(8,566)	$(99)	$(9,850)
Net loss per share:
Basic and diluted net loss per share	$(0.15)	$(0.02)	$(0.20)
Weighted-average common shares outstanding:
Shares used in computation of basic net loss per share	56,570	54,137	51,381
(1)	Excludes depreciation and amortization expense which is included in operating expense as described in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations”.

See accompanying notes to consolidated financial statements.

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	(Loss) Income	Deficit	Equity
Balance, January 2, 2021	48,091	$51	$260,260	$(7,146)	$(215)	$(169,461)	$83,489
Net loss	—	—	—	—	—	(10,339)	(10,339)
Issuance of shares in connection with stock option exercise	2,060	2	3,659	—	—	—	3,661
Issuance of shares in connection with restricted stock units vesting	2,665	3	986	—	—	—	989
Issuance of stock awards	143	—	778	—	—	—	778
Issuance of shares in connection with BOD fees	1	—	23	—	—	—	23
Registration costs - common stock	—	—	(68)	—	—	—	(68)
Officers and directors stock purchase plan	—	—	4	—	—	—	4
Share-based compensation	—	—	17,066	—	—	—	17,066
Stock repurchase	—	—	(45)	(479)	—	—	(524)
Actuarial gain on defined benefit plan	—	—	—	—	307	—	307
Unrealized gain on deferred compensation trust assets	—	—	—	—	89	—	89
Effect of changes in foreign currencies	—	—	—	—	93	—	93
Balance, January 1, 2022	52,960	$56	$282,663	$(7,625)	$274	$(179,800)	$95,568
Net loss	—	—	—	—	—	(951)	(951)
Issuance of shares in connection with stock option exercise	738	—	1,284	—	—	—	1,284
Issuance of shares in connection with restricted stock units vesting	872	1	(1)	—	—	—	—
Issuance of stock awards to consultants	10	—	81	—	—	—	81
Issuance of shares in connection with BOD fees	3	—	22	—	—	—	22
Issuance of shares in connection with Employee Stock Purchase Plan ("ESPP")	107	—	795	—	—	—	795
Officers and directors stock purchase plan	3	—	26	—	—	—	26
Share-based compensation	—	—	12,395	—	—	—	12,395
Actuarial gain on defined benefit plan	—	—	—	—	872	—	872
Unrealized loss on deferred compensation trust assets	—	—	—	—	(147)	—	(147)
Effect of changes in foreign currencies	—	—	—	—	127	—	127
Balance, December 31, 2022	54,693	$57	$297,265	$(7,625)	$1,126	$(180,751)	$110,072
Net loss	—	—	—	—	—	(8,223)	(8,223)
Issuance of shares in connection with stock option exercise	1,674	2	2,648	—	—	—	2,650
Issuance of shares in connection with restricted stock units vesting	1,078	1	—	—	—	—	1
Issuance of shares in connection with BOD fees	5	—	23	—	—	—	23
Issuance of shares in connection with ESPP	114	—	483	—	—	—	483
Share-based compensation	—	—	12,479	—	—	—	12,479
Stock repurchase	—	—	(24)	(4,287)	—	—	(4,311)
Actuarial loss on defined benefit plan	—	—	—	—	(305)	—	(305)
Unrealized loss on deferred compensation trust assets	—	—	—	—	(38)	—	(38)
Balance, December 30, 2023	57,564	$60	$312,874	$(11,912)	$783	$(188,974)	$112,831

See accompanying notes to consolidated financial statements.

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fiscal Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Operating activities
Net loss	$(8,223)	$(951)	$(10,339)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	16,690	13,607	9,895
Amortization of intangible assets	36	108	110
Share-based compensation expense	11,675	11,296	15,685
Stock awards issued for non-employee director service	23	22	23
Stock awards related to officers and directors stock purchase plan from payroll deferral	—	26	—
(Gain) loss from disposition of assets	(78)	(41)	52
Amortization of deferred financing costs	65	53	18
Changes in operating assets and liabilities:
Accounts receivable	(1,101)	(1,424)	1,303
Inventory	6,681	2,825	(49,535)
Other current assets	549	(141)	1,340
Other non-current assets	(248)	(636)	551
Accounts payable and accrued expenses	23,696	(9,629)	22,436
Other current liabilities	686	(129)	374
Right-of-use obligation - operating leases - current	631	402	1,696
Right-of-use obligation - operating leases - long-term	(714)	(200)	(836)
Other non-current liabilities	(367)	180	239
Net cash provided by (used in) operating activities	50,001	15,368	(6,988)
Investing activities
Additions to property and equipment	(11,879)	(12,585)	(11,578)
Cash paid for intangible assets	(108)	—	—
Proceeds from sale of property and equipment	86	68	27
Net cash used in investing activities	(11,901)	(12,517)	(11,551)
Financing activities
Borrowings from revolving loan payable	244	10,417	131
Payments made on revolving loan payable	(244)	(10,417)	(131)
Repurchase of treasury stock	(4,311)	—	(524)
Payments on finance leases	(4,738)	(4,232)	(2,164)
Net proceeds from issuance of common stock for ESPP	483	795	—
Statutory tax withholding payment for share-based compensation	—	—	(3)
Proceeds from exercise of stock options	2,650	1,284	3,661
Payment of registration costs of common stock	—	—	(68)
Net cash (used in) provided by financing activities	(5,916)	(2,153)	902
Effect of exchange rate changes on cash	—	(75)	(21)
Net change in cash and cash equivalents	32,184	623	(17,658)
Cash and cash equivalents, beginning of period	18,767	18,144	35,802
Cash and cash equivalents, end of period	$50,951	$18,767	$18,144
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use operating asset acquired	$—	$—	$15,000
Right-of-use finance asset acquired	$784	$9,206	$4,975
Accrued asset purchases	$1,499	$624	$1,764
Share-based compensation expense capitalized in property and equipment	$804	$1,180	$2,159
Stock issued for services	$—	$81	$778
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$210	$649	$88
Cash paid during the period for interest	$1,394	$1,437	$1,115
Cash received during the period for interest	$2,030	$16	$26

See accompanying notes to consolidated financial statements.

CARPARTS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Data)

Note 1 – Summary of Significant Accounting Policies and Nature of Operations

CarParts.com, Inc. (including its subsidiaries) is a leading online retailer of aftermarket auto parts and accessories. The Company primarily sells its products to individual consumers through its flagship website located at www.carparts.com, our app, online marketplaces, and offline to wholesale distributors. Our corporate website is located at www.carparts.com/investor. References to the “Company,” “we,” “us,” or “our” refer to CarParts.com, Inc. and its consolidated subsidiaries.

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

Fiscal Year

The Company’s fiscal year is based on a 52/53 week fiscal year ending on the Saturday closest to December 31. The fiscal year ended December 30, 2023 (fiscal year 2023) is a 52 week period and December 31, 2022 (fiscal year 2022) is a 52 week period.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. A key estimate made by management relates primarily to determining the net realizable value of inventory. Actual results could differ from this estimate.

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

Concentrations of credit risk are primarily limited to the offline sales customer base to which the Company’s products are sold, which is related to trade receivables that are approximately 20% and 20% of total accounts receivable, net, balance as of the year ended December 30, 2023 and December 31, 2022, respectively. The Company does not believe significant concentrations of credit risk exist as a significant portion of the outstanding trade receivables balance is insured by a third-party credit insurance company.

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

Inventory as of December 30, 2023 and December 31, 2022 included items in-transit to our distribution centers, in the amounts of $26,801 and $17,444, respectively.

Website and Software Development Costs

The Company capitalizes certain costs associated with website and software developed for internal use according to ASC 350-50 - Intangibles – Goodwill and Other – Website Development Costs and ASC 350-40 Intangibles – Goodwill and Other – Internal-Use Software, when both the preliminary project design and testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website and software development such as payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use software project and website. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. These amounts are amortized on a straight-line basis over two to five years once the software and/or website enhancement is placed into service. The Company capitalized website and software development costs of $9,951, $11,067 and $6,334 during fiscal years 2023, 2022 and 2021, respectively. As of December 30, 2023 and December 31, 2022, our internally developed website and software costs amounted to $24,215 and $23,761, respectively, and the related accumulated amortization amounted to $13,608 and $13,898, respectively.

Long-Lived Assets and Intangibles Subject to Amortization

The Company accounts for the impairment and disposition of long-lived assets, including intangibles subject to amortization, in accordance with ASC - 360 Property, Plant and Equipment (“ASC 360”). Management assesses potential impairments whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. An impairment loss will result when the carrying value exceeds the undiscounted cash flows estimated to result from the use and eventual disposition of the asset or asset group. Impairment losses will be recognized in operating results to the extent that the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset or asset group. As of December 30, 2023 and December 31, 2022, the Company’s long-lived assets did not indicate a potential impairment under the provisions of ASC 360, therefore no impairment charges were recorded for fiscal year 2023 and fiscal year 2022.

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

No customer accounted for more than 10% of the Company’s net sales.

The following table provides an analysis of the allowance for sales returns and the allowance for doubtful accounts (in thousands):

		Charged to
	Balance at	Revenue,		Balance at
	Beginning	Cost or	(Deductions) or	End of
	of Period	Expenses	Recoveries	Period
Fifty-Two Weeks Ended December 30, 2023
Allowance for sales returns	$3,073	$45,526	$(45,408)	$3,191
Allowance for doubtful accounts	35	(6)	(28)	1
Fifty-Two Weeks Ended December 31, 2022
Allowance for sales returns	$2,936	$44,950	$(44,813)	$3,073
Allowance for doubtful accounts	9	22	4	35

Cost of Sales

Cost of sales consists of the direct costs associated with procuring parts from suppliers and delivering products to customers. These costs include direct product costs, outbound freight and shipping costs, warehouse supplies and warranty costs, partially offset by purchase discounts. Total freight and shipping expense, excluding surcharges, included in cost of sales for fiscal years 2023, 2022 and 2021 was $105,830, $93,593 and $89,785, respectively. Depreciation and amortization expenses are excluded from cost of sales and included in operating expense.

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

Operating Expense

Operating expense consists of marketing, general and administrative, fulfillment, and technology expense. The Company also includes share-based compensation expense in the applicable operating expense category based on the respective equity award recipient’s function. Marketing costs, including advertising, are expensed as incurred. The majority of advertising expense is paid to internet search engine service providers, television advertising, and internet commerce facilitators. For fiscal years 2023, 2022 and 2021, the Company recognized advertising costs of $83,146, $79,854 and $69,102, respectively. Marketing expense also includes payroll and related expenses associated with our customer service and marketing personnel. General and administrative expense consists primarily of administrative payroll and related expenses, merchant processing fees, legal and professional fees and other administrative costs. Fulfillment expense consists primarily of payroll and related costs associated with warehouse employees and the Company’s purchasing group, facilities rent, building maintenance, depreciation and other costs associated with inventory management and wholesale operations. Technology expense consists primarily of payroll and related expenses of the Company’s information technology personnel, the cost of hosting the Company’s servers, communications expenses and internet connectivity costs, computer support and website and software development amortization expense. Marketing expense, general and administrative expense, and fulfillment expense also includes depreciation and amortization expense.

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

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely to be realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of December 30, 2023, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.

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

Comprehensive Loss

The Company reports comprehensive loss in accordance with ASC 220 - Comprehensive Income (“ASC 220”). Accumulated other comprehensive income, included in the Company’s consolidated balance sheets, includes foreign currency translation adjustments related to the Company’s foreign operations through July 2, 2022, unrealized (loss) gain on deferred compensation trust assets, and actuarial (loss) gain on the Company’s defined benefit plan in the Philippines. The Company presents the components of net loss and other comprehensive (loss) gain in its consolidated statements of operations and comprehensive operations.

Recent Accounting Standard Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adopted permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

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

Financial Assets Valued on a Recurring Basis

As of December 30, 2023 and December 31, 2022, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s cash and cash equivalents which consist primarily of money market funds and short-term investments with original maturity dates of three months or less at the date of purchase. The Company determines fair value of these assets through quoted market prices and as such they are considered Level 1 assets. Level 1 cash and cash equivalents were valued at $50,951 and $18,767 as of December 30, 2023 and December 31, 2022, respectively. During fiscal years 2023 and 2022 there were no transfers into or out of Level 1 and Level 2 assets.

Non-Financial Assets Valued on a Non-Recurring Basis

The Company’s long-lived assets, including intangible assets subject to amortization, are measured at fair value on a non-recurring basis. These assets are measured at cost but are written-down to fair value, if necessary, as a result of impairment. As of December 30, 2023 and December 31, 2022, the Company determined long-lived assets, including intangible assets, were not impaired, as such, they were not measured at fair value.

Note 3 – Property and Equipment, Net

The Company’s property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense for fiscal years 2023, 2022 and 2021 was $16,690, $13,607 and $9,895, respectively. The cost and related accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings. Repairs and maintenance are expensed as incurred.

Property and equipment consisted of the following as of December 30, 2023 and December 31, 2022:

	December 30, 2023	December 31, 2022
Machinery and equipment	$10,150	$10,660
Computer software (purchased and developed) and equipment	24,523	24,143
Vehicles	180	305
Leasehold improvements	2,751	2,457
Furniture and fixtures	540	513
Construction in process	12,006	10,341
	50,150	48,419
Less accumulated depreciation and amortization	(23,761)	(24,129)
Property and equipment, net	$26,389	$24,290

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

As of December 30, 2023 and December 31, 2022, the Company’s outstanding revolving loan balance was $0, respectively. As of December 30, 2023 and December 31, 2022, our outstanding standby letters of credit balance was $680 and $620, respectively, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheets.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) SOFR plus an applicable margin of 1.50% to 2.00% per annum based on the Company’s fixed charge coverage ratio, or (b) a “an alternate prime base rate” subject to an increase from 0.00% to 0.50% per annum based on the Company’s fixed charge coverage ratio. As of December 30, 2023, the Company’s SOFR based interest rate was 7.45% and the Company’s prime based rate was 9.00%. A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of either 0.20% or 0.25% per annum based upon undrawn availability, is payable monthly. Under the terms of the terms of the agreement with JPMorgan, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $9,000 for three consecutive business days, and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $9,000 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). In addition, the Company’s required excess availability related to the “Covenant Testing Trigger Period” (as defined under the Credit Agreement) is less than $7,500 for three consecutive business days, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, and continuing until excess availability has been greater than or equal to $7,500 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment).

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

Note 5 – Stockholders’ Equity and Share-Based Compensation

Stock Repurchase Program

On July 27, 2021, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $30 million of the Company’s common stock from time to time. The repurchases of common stock may be executed through open market purchases, block trades, the implementation of a 10b5-1 plan, and/or any other available methods. During the fiscal year ended December 30, 2023, the Company repurchased 1,221 shares of its common stock at a total cost of $4,287, excluding commissions, at an average price of $3.51 per share. During the fiscal year ended December 31, 2022, the Company did not repurchase any shares of common stock. The share repurchase program has an expiration date of July 26, 2026.

Employee Stock Purchase Plan

In May 2021, the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (“ESPP”), and the ESPP was amended in May 2023. Under the ESPP, eligible employees who participate in an offering period may have a certain percentage of their eligible earnings withheld, up to certain limitations, to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last business day of the six-month offering period. A total of 750 shares of common stock have been reserved for issuance under the ESPP. During the fiscal years ended December 30, 2023 and December 31, 2022, 114 shares and 107 shares, respectively, were issued under the ESPP.

The estimated fair value of employee stock purchase rights under the ESPP was determined using the Black-Scholes option pricing model with the following assumptions:

Fiscal Year Ended
	December 30, 2023	December 31, 2022
Expected life	0.5 years	0.5 years
Risk-free interest rate	4.76% - 5.47%	0.19% - 2.52%

Expected volatility	44.5% - 71.3%	50.8% - 80.5%
Expected dividend yield	—%	—%

Share-Based Compensation Plan Information

The Company adopted the 2016 Equity Incentive Plan ("2016 Equity Plan") on March 9, 2016, which became effective on May 31, 2016, following stockholder approval. Subject to adjustment for certain changes in the Company’s capitalization, the aggregate number of shares of the Company’s common stock that may be issued under the 2016 Equity Plan will not exceed the sum of (i) two million five hundred thousand (2,500) new shares, (ii) the number of unallocated shares remaining available for the grant of new awards under the Company’s prior equity plans described below (the “Prior Equity Plans”) as of the effective date of the 2016 Plan (which was equal to 3,894 shares as of May 31, 2016) and (iii) any shares subject to a stock award under the Prior Equity Plans that are not issued because such stock award expires or otherwise terminates without all of the shares covered by such stock award having been issued, that are not issued because such stock award is settled in cash, that are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares, or that are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award. In addition, the share reserve will automatically increase on January 1st of each year, for a period of nine years, commencing on January 1, 2017 and ending on (and including) January 1, 2026, in an amount equal to one million five hundred thousand (1,500) shares per year; however the Board of Directors of the Company may act prior to January 1st of a given year to provide that there will be no January 1st increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant the automatic increase. Options granted under the 2016 Equity Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must be equal to 100% of the fair market value on the date of grant. As of December 30, 2023, approximately 1,538 shares were available for future grants under the 2016 Equity Plan.

The following tables summarizes the Company’s stock option activity for the fiscal years ended, and details regarding the options outstanding and exercisable as of December 30, 2023 and December 31, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value(1)
Options outstanding, December 31, 2022	3,463	$2.25
Granted	—	$—
Exercised	(1,673)	$1.58
Cancelled:
Forfeited	(68)	$2.82
Expired	(29)	$7.40
Options outstanding, December 30, 2023	1,693	$2.79	5.03	$1,642
Vested and expected to vest at December 30, 2023	1,693	$2.79	5.03	$1,642
Options exercisable, December 30, 2023	1,642	$2.71	4.98	$1,631

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value(1)
Options outstanding, January 1, 2022	4,765	$2.17
Granted	—	$—
Exercised	(738)	$1.74
Cancelled:
Forfeited	(547)	$2.16
Expired	(17)	$4.45
Options outstanding, December 31, 2022	3,463	$2.25	4.79	$14,313
Vested and expected to vest at December 31, 2022	3,463	$2.25	4.79	$14,313
Options exercisable, December 31, 2022	2,903	$2.10	4.38	$12,333
(1)	These amounts represent the difference between the exercise price and the closing price of CarParts.com, Inc. common stock at the end of the respective fiscal year as reported on the NASDAQ Stock Market, for all options outstanding that have an exercise price currently below the closing price.

No stock options were granted under the 2016 Equity Plan during the fiscal years 2023 and 2022. The intrinsic value of stock options at the date of the exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During fiscal years 2023 and 2022, the total intrinsic value of the exercised options was $5,421 and $4,085, respectively. The Company had $107 of unrecognized share-based compensation expense related to stock options outstanding as of December 30, 2023, which the expense is expected to be recognized over a weighted-average period of 0.44 years.

Restricted Stock Units

During the fiscal years 2023 and 2022, the Company granted an aggregate of 2,311 and 2,677 RSUs, respectively, to certain employees of the Company. The restricted stock units ("RSUs") were granted under the 2016 Equity Incentive Plan and reduced the pool of equity instruments available under that plan.

The vesting of each RSU is subject to the employee’s continued employment through applicable vesting dates. Some RSUs granted to certain executives may vest on an accelerated basis in part or in full upon the occurrence of certain events. The RSUs are accounted for as equity awards and are measured at fair value based upon the grant date price of the Company’s common stock. The closing price of the Company’s common stock on each grant date during 2023 ranged from $3.25 to $6.86. The closing price of the Company’s common stock on each grant during 2022 ranged from $5.30 to $10.99. Compensation expense is recognized on a straight-line basis over the requisite service period of one-to-three years. Compensation expense for performance-based RSUs (“PSUs”) is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria.

During 2023 there were 1,517 RSUs granted that were time-based and 794 granted that were performance-based. As of December 30, 2023, the performance criteria established to trigger vesting of PSUs granted in 2023 is still subject to certification by the Compensation Committee.

During 2022 there were 1,634 RSUs granted that were time-based and 1,043 granted that were performance-based. As of December 31, 2022, the performance criteria established to trigger vesting of the PSUs granted in 2022 was met.

For the fiscal year ended December 30, 2023, we recorded compensation expense of $11,663 related to RSU’s. As of December 30, 2023, there was unrecognized compensation expense of $17,593 related to unvested RSUs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.82 years.

Share-Based Compensation Expense

For the fiscal years 2023, 2022 and 2021, the Company recorded share-based compensation expense related to stock options and RSUs of $11,675, $11,296 and $15,685, respectively.

The share-based compensation expense is net of amounts capitalized to internally-developed software of $804, $1,180 and $2,159 during the fiscal years 2023, 2022 and 2021, respectively.

Note 6 – Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Net loss per share:
Numerator:
Net loss allocable to common shares	$(8,223)	$(951)	$(10,339)
Denominator:
Weighted-average common shares outstanding (basic and diluted)	56,570	54,137	51,381
Basic and diluted net loss per share	$(0.15)	$(0.02)	$(0.20)

For the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share as the effect of including such securities would have been anti-dilutive.

Note 7 – Income Taxes

The components of loss before income taxes consist of the following:

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Domestic operations	$(8,888)	$(965)	$(10,460)
Foreign operations	810	646	472
Total loss before income taxes	$(8,078)	$(319)	$(9,988)

The income tax provision consists of the following:

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Current:
State tax	$(87)	$395	$68
Foreign tax	232	237	283
Total current taxes	145	632	351
Deferred:
Federal tax	(737)	307	(6,628)
State tax	(128)	(195)	(407)
Total deferred taxes	(865)	112	(7,035)
Valuation allowance	865	(112)	7,035
Income tax provision	$145	$632	$351

Income tax provision differs from the amount that would result from applying the federal statutory rate as follows:

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Income tax at U.S. federal statutory rate	$(1,643)	$(67)	$(2,098)
Share-based compensation	817	397	(4,602)
State income tax, net of federal tax effect	(170)	158	(269)
Foreign tax	173	194	243
Other	103	62	42
Change in valuation allowance	865	(112)	7,035
Effective tax provision	$145	$632	$351

For fiscal years 2023, 2022 and 2021, the effective tax rate for the Company was (1.8)%, (198.0)% and (3.5)%, respectively. The Company’s effective tax rate for fiscal years 2023, 2022 and 2021 differs from the U.S. federal rate primarily as a result of non-deductible share-based compensation, the write-off of expired state net operating loss carryforwards, and the change in the valuation allowance maintained against the Company’s deferred tax assets.

Deferred tax assets and deferred tax liabilities consisted of the following:

	December 30, 2023	December 31, 2022
Deferred tax assets:
Inventory and inventory related allowance	$1,605	$2,440
Lease liabilities	8,609	11,226
Share-based compensation	4,024	4,337
Book over tax depreciation	1,043	—
Intangibles	90	137
Sales and bad debt allowances	1,130	1,099
Accrued compensation	127	444
Net operating loss	29,632	28,728
Other	47	151
Total deferred tax assets	46,307	48,562
Valuation allowance	(38,458)	(37,565)
Net deferred tax assets	7,849	10,997
Deferred tax liabilities:
Right-of-use assets	7,847	10,506
Tax over book depreciation	—	489
Other	2	2
Total deferred tax liabilities	7,849	10,997
Net deferred tax assets	$—	$—

As of December 30, 2023, federal and state net operating loss (“NOL”) carryforwards were $105,224 and $84,780, respectively. Federal NOL carryforwards of $891 were acquired in the acquisition of WAG which are subject to Internal Revenue Code section 382 and limited to an annual usage limitation of $135. Federal NOL carryforwards begin to expire in 2029, while state NOL carryforwards also begin to expire in 2029. The state NOL carryforwards expire in the respective tax years as follows:

2029	$1,814
2030	9,555
2031	14,611
2032	24,202
2033	24,832
Thereafter	9,766
$84,780

Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversal of existing taxable temporary differences. ASC 740 provides that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years or losses expected in early future years. As of December 30, 2023, mainly due to cumulative losses in recent years, the Company maintained a valuation allowance in the amount of $38,458 against deferred tax assets that were not more likely than not of being realized.

We are subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2019-2023 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2020-2023 remain open. The Company does not anticipate a significant change to the amount of unrecognized tax benefits within the next twelve months.

Included in accrued expenses are income taxes receivable of ($267) and ($67) as of December 30, 2023 and December 31, 2022, respectively, consisting primarily of current state taxes. Included in other non-current liabilities are income taxes payable of $1,124 and $990 as of December 30, 2023 and December 31, 2022, respectively, relating to accrued future foreign withholding taxes.

Note 8 – Commitments and Contingencies

Facilities Leases

The Company’s leases its corporate headquarters located in Torrance, California. The Company also leases warehouse space in LaSalle, Illinois, Chesapeake, Virginia, Las Vegas, Nevada, Grand Prairie, Texas, and Jacksonville, Florida, in addition to leasing office space for the Philippines subsidiary.

Quantitative information regarding the Company’s leases are as follows (in thousands):

	Fiscal Year ended
	December 30, 2023	December 31, 2022	January 1, 2022
Components of lease cost
Finance lease cost components
Amortization of finance lease assets	$5,040	$4,440	$2,571
Interest on finance lease liabilities	1,058	1,139	1,111
Total finance lease costs	$6,098	$5,579	$3,682
Operating lease costs	$4,488	$4,107	$2,441

Total lease cost	$10,586	$9,686	$6,123

Supplemental cash flow information related to operating and finance leases is as follows:	Fiscal Year ended
	December 30, 2023	December 31, 2022	January 1, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$5,549	$5,269	$3,399
Operating cash outflow from finance leases	1,058	1,139	1,111
Financing cash outflow from finance leases	4,738	4,232	2,164

Weighted-average remaining lease term-finance leases (in years)	5.6	5.8	7.2
Weighted-average remaining lease term-operating leases (in years)	4.6	5.4	6.3
Weighted-average discount rate-finance leases	6.13%	5.72%	6.06%
Weighted-average discount rate-operating leases	4.08%	4.11%	4.12%

Lease commitments as of December 30, 2023 were as follows:

	Finance Leases	Operating Leases	Total
2024	$5,126	$5,529	$10,655
2025	4,103	5,140	9,243
2026	3,223	4,465	7,688
2027	1,885	4,425	6,310
2028	1,206	2,662	3,868
Thereafter	4,634	1,475	6,109
Total minimum payments required	20,177	23,696	43,873
Less portion representing interest	3,542	2,205	5,747
Present value of lease obligations	$16,635	$21,491	$38,126
Less current portion of lease obligations	4,308	4,749	9,057
Long-term portion of lease obligations	$12,327	$16,742	$29,069

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

Ordinary course litigation. The Company is subject to legal proceedings and claims which arise in the ordinary course of its business, including, for example, claims relating to product liability, workplace injuries, intellectual property rights, and employment matters. For example, a worker, who was directly employed by the Company’s third party labor contracting firm at the Company’s Grand Prairie, TX warehouse has filed a negligence claim in the Superior Court of the State of California, Los Angeles County, Central District relating to a workplace injury from March 2021. The case is in the discovery stage, and trial is currently scheduled for August 2024. The Company intends to defend itself vigorously, although there can be no assurance that there will not be some liability. As of the date hereof, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flow of the Company. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations.

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

Note 9 – Employee Retirement Plan and Deferred Compensation Plan

Effective February 17, 2006, the Company adopted a 401(k) defined contribution retirement plan covering all full time employees who have completed one month of service. The Company may, at its sole discretion, match fifty cents per dollar up to 6% of each participating employee’s salary. The Company’s contributions vest in annual installments over three years. Discretionary contributions made by the Company totaled $939, $850 and $737 for fiscal years 2023, 2022 and 2021, respectively.

In January 2010, the Company adopted the CarParts.com, Inc. Management Deferred Compensation Plan (the “Deferred Compensation Plan”), for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 90% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by the Company through the purchase of mutual funds, held by a rabbi trust. The deferred compensation liabilities (consisting of employer contributions, employee deferrals and associated earnings and losses) are general unsecured obligations of the Company. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company may at its discretion contribute certain amounts to eligible employee accounts. In January 2010, the Company began to contribute 50% of the first 2% of participants’ eligible contributions into their Deferred Compensation Plan accounts. As of December 30, 2023, the assets and associated liabilities of the Deferred Compensation Plan were $539 and $914, respectively, and were $491 and $697, respectively, as of December 31, 2022 and are included in other non-current assets, other current liabilities and other non-current liabilities in our consolidated balance sheets. The Deferred Compensation Plan was terminated in the fourth quarter of 2023, and the obligations will be paid out in 2024. The interest dividend and realized/unrealized gain/loss for fiscal years 2023, 2022 and 2021 was immaterial.

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

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
House Brands
Replacement Parts	64%	67%	68%
Hard Parts	21%	20%	18%
Performance	—%	1%	1%

Branded
Replacement Parts	1%	1%	1%
Hard Parts	9%	7%	7%
Performance	5%	4%	5%

Total	100%	100%	100%

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2024	CARPARTS.COM, INC.

	By:	/s/ David Meniane
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ David Meniane	Chief Executive Officer and Director	March 7, 2024
David Meniane	(principal executive officer)
/s/ Ryan Lockwood	Chief Financial Officer	March 7, 2024
Ryan Lockwood	(principal financial and accounting officer)
/s/ Warren B. Phelps III	Chairman of the Board	March 7, 2024
Warren B. Phelps III
/s/ Jay K. Greyson	Director	March 7, 2024
Jay K. Greyson
/s/ Jim Barnes	Director	March 7, 2024
Jim Barnes
/s/ Lisa Costa	Director	March 7, 2024
Lisa Costa
/s/ Nanxi Liu	Director	March 7, 2024
Nanxi Liu
/s/ Henry Maier	Director	March 7, 2024
Henry Maier
/s/ Ana Dutra	Director	March 7, 2024
Ana Dutra