Form 10-Q
period 2024-03-30
CarParts.com, Inc.
filed 2024-05-08
CIK 1378950

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024

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

As of April 30, 2024, the registrant had 56,697,911 shares of common stock outstanding, $0.001 par value.

CARPARTS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2024

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, In Thousands, Except Par Value Data)

	March 30,	December 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$46,046	$50,951
Accounts receivable, net	8,889	7,365
Inventory, net	120,015	128,901
Other current assets	8,028	6,121
Total current assets	182,978	193,338
Property and equipment, net	31,329	26,389
Right-of-use - assets - operating leases, net	31,020	19,542
Right-of-use - assets - finance leases, net	14,086	15,255
Other non-current assets	3,811	3,331
Total assets	$263,224	$257,855
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$74,796	$77,851
Accrued expenses	22,158	20,770
Right-of-use - obligation - operating, current	5,592	4,749
Right-of-use - obligation - finance, current	4,172	4,308
Other current liabilities	5,470	5,308
Total current liabilities	112,188	112,986
Right-of-use - obligation - operating, non-current	27,517	16,742
Right-of-use - obligation - finance, non-current	11,353	12,327
Other non-current liabilities	3,014	2,969
Total liabilities	154,072	145,024
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 56,624 and 56,303 shares issued and outstanding as of March 30, 2024 and December 30, 2023 (of which 3,786 are treasury stock)	61	60
Treasury stock	(11,912)	(11,912)
Additional paid-in capital	315,585	312,874
Accumulated other comprehensive income	870	783
Accumulated deficit	(195,452)	(188,974)
Total stockholders’ equity	109,152	112,831
Total liabilities and stockholders' equity	$263,224	$257,855

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended
	March 30,	April 1,
	2024	2023
Net sales	$166,289	$175,492
Cost of sales (1)	112,370	112,941
Gross profit	53,919	62,551
Operating expense	60,436	61,915
(Loss) income from operations	(6,517)	636
Other income (expense):
Other income, net	437	914
Interest expense	(300)	(358)
Total other income, net	137	556
(Loss) income before income taxes	(6,380)	1,192
Income tax provision	98	141
Net (loss) income	(6,478)	1,051
Other comprehensive gain:
Unrealized gain on deferred compensation trust assets	87	24
Total other comprehensive gain	87	24
Comprehensive (loss) income	$(6,391)	$1,075
Net (loss) income per share:
Basic net (loss) income per share	$(0.11)	$0.02
Diluted net (loss) income per share	$(0.11)	$0.02
Weighted-average common shares outstanding:
Shares used in computation of basic net (loss) income per share	56,503	55,047
Shares used in computation of diluted net (loss) income per share	56,503	58,037
(1)	Excludes depreciation and amortization expense which is included in operating expense.

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, In Thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance, December 31, 2022	54,693	$57	$297,265	$(7,625)	$1,126	$(180,751)	$110,072
Net income	—	—	—	—	—	1,051	1,051
Issuance of shares in connection with stock option exercise	972	1	1,523	—	—	—	1,524
Issuance of shares in connection with restricted stock units vesting	495	1	—	—	—	—	1
Issuance of shares in connection with BOD fees	1	—	6	—	—	—	6
Issuance of shares in connection with ESPP	42	—	221	—	—	—	221
Share-based compensation	—	—	4,170	—	—	—	4,170
Unrealized gain on deferred compensation trust assets	—	—	—	—	24	—	24
Balance, April 1, 2023	56,203	$59	$303,185	$(7,625)	$1,150	$(179,700)	$117,069

Balance, December 30, 2023	56,303	$60	$312,874	$(11,912)	$783	$(188,974)	$112,831
Net loss	—	—	—	—	—	(6,478)	(6,478)
Issuance of shares in connection with restricted stock units vesting	243	1	(323)	—	—	—	(322)
Issuance of shares in connection with BOD fees	—	—	8	—	—	—	8
Officers and directors stock purchase plan	3	—	—	—	—	—	—
Issuance of shares in connection with ESPP	75	—	202	—	—	—	202
Share-based compensation	—	—	2,824	—	—	—	2,824
Unrealized gain on deferred compensation trust assets	—	—	—	—	87	—	87
Balance, March 30, 2024	56,624	$61	$315,585	$(11,912)	$870	$(195,452)	$109,152

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, In Thousands)

	Thirteen Weeks Ended
	March 30,	April 1,
	2024	2023
Operating activities
Net (loss) income	$(6,478)	$1,051
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	4,025	3,919
Amortization of intangible assets	8	11
Share-based compensation expense	2,582	3,899
Stock awards issued for non-employee director service	8	6
Stock awards related to officers and directors stock purchase plan from payroll deferral	1	—
Amortization of deferred financing costs	16	16
Changes in operating assets and liabilities:
Accounts receivable	(1,524)	(3,362)
Inventory	8,886	23,662
Other current assets	(1,907)	(511)
Other non-current assets	(504)	(55)
Accounts payable and accrued expenses	(1,808)	2,399
Other current liabilities	163	1,450
Right-of-use obligation - operating leases - current	957	181
Right-of-use obligation - operating leases - long-term	(817)	(117)
Other non-current liabilities	44	232
Net cash provided by operating activities	3,652	32,781
Investing activities
Additions to property and equipment	(7,431)	(2,745)
Net cash used in investing activities	(7,431)	(2,745)
Financing activities
Borrowings from revolving loan payable	61	76
Payments made on revolving loan payable	(61)	(76)
Payments on finance leases	(1,093)	(1,242)
Net proceeds from issuance of common stock for ESPP	202	221
Statutory tax withholding payment for share-based compensation	(323)	—
Proceeds from exercise of stock options	—	1,523
Net cash (used in) provided by financing activities	(1,214)	502
Effect of exchange rate changes on cash	88	—
Net change in cash and cash equivalents	(4,905)	30,538
Cash and cash equivalents, beginning of period	50,951	18,767
Cash and cash equivalents, end of period	$46,046	$49,305
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use operating asset acquired	$12,857	$—
Accrued asset purchases	$1,621	$312
Share-based compensation expense capitalized in property and equipment	$242	$271
Supplemental disclosure of cash flow information:
Cash received during the period for income taxes	$(8)	$(34)
Cash paid during the period for interest	$300	$358
Cash received during the period for interest	$437	$11

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In Thousands, Except Per Share Data)

Note 1 – Basis of Presentation and Description of Company

CarParts.com, Inc. (including its subsidiaries) is a leading online provider of aftermarket auto parts and accessories. The Company sells its products primarily to individual consumers through its flagship website located at www.carparts.com, our app, and online marketplaces. Our corporate website is also located at www.carparts.com/investor. References to the “Company,” “we,” “us,” or “our” refer to CarParts.com, Inc. and its consolidated subsidiaries.

The Company’s products consist of replacement parts serving the wear and tear and body repair market, hard parts to serve the maintenance and repair market, and performance parts and accessories. The replacement parts category is primarily comprised of body parts for the exterior of an automobile as well as certain other mechanical or electrical parts that are not related to the functioning of the engine or drivetrain. Our parts in this category typically replace original body parts that have been damaged as a result of general wear and tear or a collision. In addition, we sell an extensive line of mirror products, including parts from our own house brand called Kool-Vue®, which are marketed and sold as aftermarket replacement parts and as upgrades to existing parts. The hard parts category is primarily comprised of engine components and other mechanical and electrical parts including our house brand of catalytic converters called Evan Fischer®. These hard parts serve as replacement parts that are generally used by professionals and do-it-yourselfers for engine and mechanical maintenance and repair. We also offer other parts and accessories (formerly referred to as performance parts and accessories), which includes certain performance versions of many parts sold in each of the above categories, including parts from our own house brand, JC Whitney®. Other parts and accessories is also comprised of parts that upgrade existing functionality of a specific part or improve the physical appearance or comfort of the automobile.

The Company is a Delaware C corporation and is headquartered in Torrance, California. The Company has employees located in both the United States and the Philippines.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of March 30, 2024 and the consolidated results of operations and cash flows for the thirteen weeks ended March 30, 2024 and April 1, 2023. The Company’s results for the interim periods are not necessarily indicative of the results that may be expected for any other interim period, or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 30, 2023, which was filed with the SEC on March 8, 2024 and all our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2023 fiscal year, and throughout the date of this report.

Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months.

Recent Accounting Standard Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure, which expands the disclosures required for income taxes, primarily through changes to the rate reconciliation and income taxes paid information. This ASU is effective for fiscal years beginning after December 15, 2024, with early adopted permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

Note 2 – Borrowings

The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment, which is subject to a borrowing base derived from certain receivables, inventory, and property and equipment. The Credit Facility provides for the revolving commitment in an aggregated principal amount of $75,000 and allows for an uncommitted ability to increase the aggregate principal amount by an additional $75,000 to $150,000, subject to certain terms and conditions. The Credit Facility matures on June 17, 2027. As of March 30, 2024 and December 30, 2023, our outstanding revolving loan balance was $0, respectively. As of March 30, 2024 and December 30, 2023, the outstanding standby letters of credit balance was $680, respectively, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheets.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) Adjusted Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 1.50% to 2.00% per annum based on the Company's fixed charge coverage ratio, or (b) an “alternate prime base rate” subject to an increase from 0.00% to 0.50% per annum based on the Company’s fixed charge coverage ratio. As of March 30, 2024, the Company’s SOFR based interest rate was 7.43% and the Company’s prime based rate was 9.00%. A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of either 0.20% or 0.25% per annum based on the amount of undrawn availability, is payable monthly. Under the terms of the credit agreement with JPMorgan Chase Bank, N.A. (the “Credit Agreement”), cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if “excess availability,” as defined under the Credit Agreement, is less than $9,000 (12% of the aggregate revolving commitment) for three consecutive business days and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $9,000 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that the Company’s required excess availability related to the “Covenant Testing Trigger Period” (as defined under the Credit Agreement) is less than $7,500 (10% of the aggregate revolving commitment) for three consecutive business days, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, and continuing until excess availability has been greater than or equal to $7,500 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment).

Note 3 – Stockholders’ Equity and Share-Based Compensation

Options and Restricted Stock Units

The Company had the following common stock option activity during the thirteen weeks ended March 30, 2024:

●	Granted options to purchase 0 common shares.
●	Exercise of 0 options to purchase common shares.
●	Forfeiture of 4 options to purchase common shares.
●	Expiration of 0 options to purchase common shares.

The following table summarizes the Company’s restricted stock unit ("RSU") activity for the thirteen weeks ended March 30, 2024, and details regarding the awards outstanding and exercisable as of March 30, 2024 (in thousands):

		Weighted Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value
Vested and expected to vest as of December 30, 2023	3,609
Awarded	2,058
Vested	(368)
Forfeited	(61)
Awards outstanding, March 30, 2024	5,238	$6.59	$8,485
Vested and expected to vest as of March 30, 2024	5,237	$6.58	$8,484

During the thirteen weeks ended March 30, 2024, 368 RSUs that vested were time-based and 0 were performance-based.

For the thirteen weeks ended March 30, 2024, we recorded compensation costs related to stock options and RSUs of $2,824. For the thirteen weeks ended April 1, 2023, we recorded compensation costs related to stock options and RSUs of $4,170. As of March 30, 2024, there was unrecognized compensation expense related to stock options and RSUs of $21,847 that will be expensed through March 2028.

Note 4 – Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Net (loss) income per share:
Numerator:
Net (loss) income allocable to common shares	$(6,478)	$1,051
Denominator:
Weighted-average common shares outstanding (basic)	56,503	55,047
Common equivalent shares from common stock options and restricted stock	—	2,990
Weighted-average common shares outstanding (diluted)	56,503	58,037
Basic net (loss) income per share	$(0.11)	$0.02
Diluted net (loss) income per share	$(0.11)	$0.02

For the thirteen weeks ended March 30, 2024, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share as the effect of including such securities would have been anti-dilutive. Options and RSUs that were antidilutive and not included in the dilutive earnings per share calculation for the thirteen weeks ended April 1, 2023 amounted to 1,456.

Note 5 – Income Taxes

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2019-2023 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2020-2023 remain open.

For the thirteen weeks ended March 30, 2024, the effective tax rate for the Company was (1.5)%. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax on the current period pre-tax loss.

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

The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the thirteen weeks ended March 30, 2024, there was no material change from fiscal year ended December 30, 2023 in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

Note 6 – Commitments and Contingencies

Leases

During the first quarter of 2024, the Company entered into a lease agreement for a new distribution center in Las Vegas, Nevada. The lease commenced on February 1, 2024 with a eighty-seven month lease term set to expire in April of 2031. The Company is obligated to pay approximately $186 in monthly base rent (rent abatement for three months in the first year), which shall increase by 4% each year beginning on the second-year anniversary of the lease term. In accordance with ASU 842 – Leases (“ASC 842”), the Company recorded $12,857 in Right-of-use assets – operating, non-current, and $12,018 in Right-of-use obligation – operating, non-current, with $839 recorded in Right-of-use obligation – operating, current, on the consolidated balance sheet at the commencement of the lease.

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

Note 7 – Product Information

As described in Note 1 above, the Company’s products consist of replacement parts serving the wear and tear and body repair market, hard parts to serve the maintenance and repair market, and other parts and accessories (formerly referred to as performance parts and accessories). The following table summarizes the approximate distribution of the Company’s revenue by product type.

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
House Brands
Replacement Parts	64%	67%
Hard Parts(1)	18%	19%
Other(1)	1%	1%

Branded
Replacement Parts	2%	2%
Hard Parts(1)	14%	10%
Other(1)	1%	1%

Total	100%	100%
(1)	During the first quarter of 2024, we updated the product classification of certain parts to better reflect their part category. Prior period figures have been updated to reflect the new presentation.

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

We have a significant opportunity to become the go-to destination for all automotive repair and maintenance requirements by focusing on our evolved strategy around: optimizing supply chain management and upgrading logistics, investing in technology, expanding into new business lines, and driving year-over-year increases in new customers, as well as repeat business from our existing customer base, all while maintaining our financial discipline approach of evaluating investments based on their impact on profitability.

To this end, we are continually working to transform our fulfillment center footprint. We are on track to begin operations in our new semi-automated facility in Las Vegas, Nevada, which we expect to reduce last-mile transportation expenses to the West Coast and enhance customer service through expedited delivery. Furthermore, we continuously expand our technological capabilities, product offerings, and service portfolio to stay ahead of competitive pressures. By investing in new categories, brands, customer types and revenue streams across both premium and value segments, we seek to maximize gross profit and capture a larger market share.

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

Industry-wide trends that support our strategy and future growth include:

1.Number of SKUs required to serve the market. The number of automotive SKUs has grown dramatically over the last several years. In today’s market, unless the consumer is driving a high volume produced vehicle and needs a simple maintenance item, the part they need is not typically on the shelf at a brick-and-mortar store. We believe our user-friendly flagship website provides customers with a favorable alternative to the brick-and-mortar shopping experience by offering a comprehensive selection of approximately 1,109,000 SKUs with detailed product descriptions, attributes and photographs combined with the flexibility of fulfilling orders using both drop-ship and stock-and-ship methods.
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
3.Growth of online sales. The U.S. Auto Care Association estimated that overall revenue from online sales of auto parts and accessories would reach approximately $21 billion by 2025. Improved product availability, lower prices and consumers’ growing comfort with digital platforms are driving the shift to online sales. We believe that we are well positioned for the shift to online sales due to our history of being a leading source for aftermarket automotive parts through our flagship website, app, and online marketplaces.

Factors Affecting our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed in Part II, Item IA, of this Quarterly Report on Form 10-Q and in Part I, Item IA, in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

Executive Summary

For the first quarter of 2024, the Company generated net sales of $166,289, compared with $175,492 for the first quarter of 2023, representing a decrease of 5.2%. The Company incurred a net loss of $6,478 for the first quarter of 2024 compared to net income of $1,051 for the first quarter of 2023. The Company’s net (loss) income before interest (income) expense, net, income tax provision, depreciation and amortization expense, amortization of intangible assets, plus share-based compensation expense, workforce transition costs, and distribution center moving costs (“Adjusted EBITDA”) of $1,052 in the first quarter of 2024 compared to $9,368 in the first quarter of 2023. Adjusted EBITDA is not a Generally Accepted Accounting Principle (“GAAP”) measure. See the section below titled “Non-GAAP measures” for information regarding our use of Adjusted EBTIDA and a reconciliation from net (loss) income.

Net sales decreased in the first quarter of 2024 compared to the first quarter of 2023. The decrease in net sales was primarily driven by softness in consumer demand in certain parts and selling price compression. Gross profit decreased by 13.8% to $53,919 and gross margin decreased 320 basis points to 32.4% compared to 35.6% in the first quarter of 2023. The decrease in gross margin was primarily driven by unfavorable freight costs and selling price compression.

Total expenses, which primarily consisted of cost of sales and operating expense, increased in the first quarter of 2024 compared to the same period in 2023. The changes in both cost of sales and operating expense are described in further detail under — “Results of Operations” below.

Non-GAAP measures

Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the Exchange Act, define and prescribe the conditions for use of certain non-GAAP financial information. We provide EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. EBITDA consists of net (loss) income before interest (income) expense, net; income tax provision; depreciation and amortization expense; amortization of intangible assets; while Adjusted EBITDA consists of EBITDA before share-based compensation expense, workforce transition costs, and distribution center moving costs.

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

The table below reconciles net (loss) income to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Net (loss) income	$(6,478)	$1,051
Depreciation & amortization	4,025	3,919
Amortization of intangible assets	8	11
Interest (income) expense, net	(137)	347
Income tax provision	98	141
EBITDA	$(2,484)	$5,469
Stock compensation expense	$2,582	$3,899
Workforce transition costs(1)	483	—
Distribution center moving costs(2)	471	—
Adjusted EBITDA	$1,052	$9,368

(1) We incurred workforce transition costs, primarily related to severance, as part of our recent workforce reductions.

(2)	We incurred moving costs, overlapping rent expense and other non-recurring costs attributable to moving to our new Las Vegas, Nevada distribution center.

Results of Operations

The following table sets forth selected statements of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Net sales	100.0%	100.0%
Cost of sales	67.6	64.4
Gross profit	32.4	35.6
Operating expense	36.3	35.3
(Loss) income from operations	(3.9)	0.3
Other income (expense):
Other income, net	0.3	0.6
Interest expense	(0.2)	(0.2)
Total other income, net	0.1	0.4
(Loss) income before income taxes	(3.8)	0.7
Income tax provision	0.1	0.1
Net (loss) income	(3.9)%	0.6%

Thirteen Weeks Ended March 30, 2024 Compared to the Thirteen Weeks Ended April 1, 2023

Net Sales and Gross Margin

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023

	(in thousands)
Net sales	$166,289	$175,492
Cost of sales	112,370	112,941
Gross profit	$53,919	$62,551
Gross margin	32.4%	35.6%

Net sales decreased $9,203, or 5.2%, for the first quarter of 2024 compared to the first quarter of 2023. The net sales decrease was primarily driven by softness in consumer demand in certain parts and selling price compression.

Gross profit decreased $8,632, or 13.8%, for the first quarter of 2024 compared to the same period in 2023. Gross margin decreased 320 basis points to 32.4% in the first quarter of 2024 compared to 35.6% in the first quarter of 2023. The decrease in gross margin was primarily driven by unfavorable freight costs and selling price compression.

Operating Expense

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023

	(in thousands)
Operating expense	$60,436	$61,915
Percent of net sales	36.3%	35.3%

Operating expense decreased $1,479, or 2.4%, for the first quarter of 2024 compared to the same period in 2023. The decrease in operating expense was primarily driven by the decrease in stock compensation expense.

Total Other Income, Net

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023

	(in thousands)
Total other income, net	$137	$556
Percent of net sales	0.1%	0.3%

Total other income, net, decreased $419, or 75.4%, for the first quarter of 2024 compared to the same period in 2023. The decrease was primarily driven the absence of other income attributable to an incentive for a new payment offering program that occurred in the prior year period, offset by an increase in interest income due to higher interest rates and cash balance.

Income Tax Provision

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023

	(in thousands)
Income tax provision	$98	$141
Percent of net sales	0.1%	0.1%

For the thirteen weeks ended March 30, 2024, the effective tax rate for the Company was (1.5)%. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax on the current period pre-tax loss.

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

The Company accounts for income taxes in accordance with ASC Topic 740 – Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the thirteen weeks ended March 30, 2024, there was no material change from fiscal year ended December 30, 2023 in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

Foreign Currency

The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations.

Liquidity and Capital Resources

Sources of Liquidity

During the thirteen weeks ended March 30, 2024, we primarily funded our operations with cash and cash equivalents generated from operations. As of March 30, 2024, our outstanding revolving loan balance under our Credit Facility was $0. We had cash and cash equivalents of $46,046 as of March 30, 2024, representing a $4,905 decrease from $50,951 of cash as of December 30, 2023. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our Credit Facility will be sufficient to finance our operations through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).

Working Capital

As of March 30, 2024 and December 30, 2023, our working capital was $70,790 and $80,352, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the thirteen weeks ended March 30, 2024 and April 1, 2023 (in thousands):

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Net cash provided by operating activities	$3,652	$32,781
Net cash used in investing activities	(7,431)	(2,745)
Net cash (used in) provided by financing activities	(1,214)	502
Effect of exchange rate changes on cash	88	—
Net change in cash and cash equivalents	$(4,905)	$30,538

Operating Activities

Net cash provided by operating activities for the thirteen weeks ended March 30, 2024 and April 1, 2023 was $3,652 and $32,781, respectively. The decrease was primarily driven by a lower net cash inflow from the change in working capital, in addition to the net loss during the first quarter of 2024.

Investing Activities

For the thirteen weeks ended March 30, 2024 and April 1, 2023, net cash used in investing activities was primarily the result of additions to property and equipment ($7,431 and $2,745, respectively), which are mainly related to capitalized website and software development costs.

Financing Activities

Net cash used in financing activities was $1,214 for the thirteen weeks ended March 30, 2024, primarily due to $1,093 of payments on finance leases. Net cash provided by financing activities was $502 for the thirteen weeks ended April 1, 2023, primarily due to $1,523 of proceeds from stock option exercises and $221 of proceeds from the issuance of common stock under the ESPP, partially offset by $1,242 of payments on finance leases.

Debt and Available Borrowing Resources

Total debt was $15,525 as of March 30, 2024 compared to $16,635 as of December 30, 2023 and primarily consists of right-of-use obligations – finance.

The Company maintains a Credit Facility that provides for, among other things, a revolving commitment, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. The Credit Facility provides for the revolving commitment in an aggregate principal amount of up to $75,000 and allows for an uncommitted ability to increase the aggregate principal amount by an additional $75,000 to $150,000, subject to certain terms and conditions. The Credit Facility matures on June 17, 2027. As of March 30, 2024 and December 30, 2023, our outstanding revolving loan balance was $0, respectively. As of March 30, 2024 and December 30, 2023, the outstanding standby letters of credit balance was $680, respectively, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheets. We use the trade letters of credit in the ordinary course of business to satisfy certain vendor obligations.

Loans drawn under the Credit Facility bear interest at a per annum rate equal to either (a) SOFR plus an applicable margin of 1.50% to 2.00% per annum based on the Company’s fixed charge coverage ratio, or (b) an “alternate prime base rate” subject to an increase from 0.00% to 0.50% per annum based on the Company’s fixed charge coverage ratio.

As of March 30, 2024, the Company’s SOFR based interest rate was 7.43% and the Company’s prime based rate was 9.00%. A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of either 0.20% or 0.25% per annum based on the amount of undrawn availability, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if “excess availability,” as defined under the Credit Agreement, is less than $9,000 for three consecutive business days and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $9,000 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that the Company’s required excess availability related to the “Covenant Testing Trigger Period” (as defined under the Credit Agreement) is less than $7,500 for three consecutive business days, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, and continuing until excess availability has been greater than or equal to $7,500 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment).

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

There were no significant changes to our critical accounting policies during the thirteen weeks ended March 30, 2024. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations (for further detail, refer to our Annual Report on Form 10-K that we filed with the SEC on March 8, 2024):

●	Valuation of Inventory – Inventory Reserve

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.

Interest Rate Risk

We are subject to interest rate risk in connection with our revolving loan under our Credit Facility, which bears an interest rate based on a SOFR, plus an applicable margin, and a prime based rate. As of March 30, 2024, we had a balance of $0 outstanding under our revolving loan. A hypothetical 100 basis point change in interest rates would not materially affect our interest expense and cash flows.

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

Risk Factors Summary

Our business and industry are subject to a number of risks that could adversely affect our business, financial condition and operating results. These risks are discussed in more detail below and include, but are not limited to, risks related to the following:

Risks Related To Our Operations

●	We are dependent upon relationships with suppliers in Taiwan and China for the majority of our products.
●	We depend on third-party delivery services, both inbound and outbound, to deliver our products to our distribution centers and customers, and any increases in the fees could adversely affect our financial condition.
●	Higher wage costs due to changes in federal and state minimum wage laws could adversely affect our business.
●	If commodity prices such as fuel, plastic and steel increase, our margins may be negatively impacted.
●	Purchasers of aftermarket auto parts may not choose to shop online.
●	Shifting online consumer behavior of purchasers of aftermarket auto parts.
●	If hosts of third-party marketplaces limit our access, we could lose a substantial portion of our revenues.
●	During the first quarter of 2024, we recorded a net loss, and it is possible that net losses could continue in the future.

●	Our operations are restricted by our Credit Agreement, and our ability to borrow funds under our Credit Facility is subject to a borrowing base.
●	If our assets become impaired, we may be required to record a significant charge to earnings.
●	We are highly dependent upon key suppliers.
●	Inability to manage the challenges associated with our international operations.
●	If our fulfillment operations are interrupted for any significant period of time, our sales could decline.
●	We face intense competition and operate in an industry with limited barriers to entry.
●	Failure to offer a broad selection of products at competitive prices or to maintain sufficient inventory.
●	We rely on key personnel and may need additional personnel for the success and growth of our business.
●	In the future, our business could be affected by the effects from a prolonged COVID-19 outbreak or another pandemic.
●	As a result of our international operations, we have foreign exchange risk.
●	Our product catalog database could be stolen, misappropriated or damaged, or a competitor might create a substantially similar catalog without infringing our rights.
●	Economic conditions have had, and may continue to have, an adverse effect on the demand for aftermarket auto parts and could adversely affect our sales and operating results.
●	The seasonality of our business places increased strain on our operations.
●	Vehicle miles driven have fluctuated and may decrease.
●	We may be required to collect and pay more sales taxes, and possibly for other fees and penalties.
●	Our ability to use net operating loss carryforwards to offset future income may be limited.
●	Our estimate of the size of our addressable market may prove to be inaccurate.

Regulatory And Litigation Risks

●	Possible new tariffs that might be imposed by the United States government.
●	We face exposure to product liability lawsuits.
●	Failure to comply with privacy laws and regulations and failure to adequately protect customer data.
●	The regulatory framework is constantly evolving, and privacy concerns could adversely affect our business.
●	Challenges by original equipment manufacturers (“OEMs”) to the validity of the auto parts industry and claims of intellectual property infringement.
●	Inability to protect our intellectual property rights.
●	We could incur substantial judgments, fines, legal fees and other costs relating to litigation matters or certain laws and governmental regulations.
●	Changes in tax laws or regulations that are applied adversely to us or our customers.
●	Existing or future government regulation could expose us to liabilities and costly changes in our business.
●	We may be affected by global climate change or by legal, regulatory, or market responses to such change.
●	Potential impact from future regulation related to environmental, social and governance (“ESG”) matters.

Risks Related To Our Use Of Technology

●	We depend on search engines and other online sources to attract visitors to our websites and marketplace channels, and the ability to attract and convert them into customers in a cost-effective manner.
●	We rely on bandwidth and data center providers, and any failure or interruption in the services provided could disrupt our business and cause us to lose customers.
●	Security threats, such as ransomware attacks, to our IT infrastructure could expose us to liability, business interruption and significant damages, and may damage our reputation and business.
●	Dependence on open-source software could expose us to uncertainty and potential liability.
●	System failures could prevent access to our websites which could reduce our net sales and harm our reputation.
●	Problems with the design, updating, integration or implementation of our IT systems could interfere with our business and operations.
●	Inability to respond to technological change causing our websites to become obsolete.
●	Use of social media may adversely impact our reputation or subject us to fines or other penalties.

Risks Related To Our Capital Stock

●	Our common stock price may continue to be volatile, which may result in losses to our stockholders.
●	Our future operating results may fluctuate and may fail to meet market expectations.
●	Failure to maintain an effective system of internal control over financial reporting or comply with Section 404 of the Sarbanes-Oxley Act of 2002 could cause our stock price to decline.
●	Our charter documents could deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.
●	We do not intend to pay dividends on our common stock.
●	We cannot guarantee that our share repurchase program will enhance shareholder value and share repurchases could affect the price of our common stock.
●	Future capital raises may dilute our existing stockholders’ ownership.

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

Third-party marketplaces account for a significant portion of our revenues. Our sales on third-party marketplaces (including eBay and Amazon) represented a combined 35.1% of total sales in the thirteen weeks ended March 30, 2024. We anticipate that sales of our products on third-party marketplaces will continue to account for a significant portion of our revenues. In the future, the loss of access to these third-party marketplaces, or any significant cost increases from operating on the marketplaces, could significantly reduce our revenues, and the success of our business depends partly on continued access to these third-party marketplaces. Our relationships with our third-party marketplace providers could deteriorate as a result of a variety of factors, such as if they become concerned about our ability to deliver quality products on a timely basis or to protect a third-party’s intellectual property. In addition, third-party marketplace providers could prohibit our access to these marketplaces if we are not able to meet the applicable required terms of use. Loss of access to a marketplace channel could result in lower sales, and as a result, our business and financial results may suffer.

During the first quarter of 2024, we recorded a net loss, and our net losses may continue in the future.

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

While we did not have any outstanding revolver loan debt under our Credit Agreement as of March 30, 2024, we may have outstanding revolver loan debt in the future. Any outstanding indebtedness would have important consequences, including the following:

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

We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures and general operating expenses. In addition, if we need to refinance our debt, or obtain additional debt financing or sell assets or equity to satisfy our debt service obligations, we may not be able to do so on commercially reasonable terms, if at all. If this were to occur, we may need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations. The Company’s outstanding letters of credit balance as of March 30, 2024 was $680, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet.

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

Our top ten suppliers represented approximately 52% of our total product purchases during the thirteen weeks ended March 30, 2024. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For the thirteen weeks ended March 30, 2024, our product purchases from three drop-ship suppliers represented approximately 10% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

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

If we are unable to substantially utilize our net operating loss (“NOLs”) carry-forwards, our financial results may be adversely affected, and protections implemented by us to preserve our NOLs may have unintended anti-takeover effects.

As of March 30, 2024, our NOL carryforwards for federal and state were $104,236 and $84,556, respectively. In order to preserve our substantial tax assets associated with the NOLs and built-in-losses under Section 382 of the Internal Revenue Code, we adopted a Tax Benefits Preservation Agreement (“Rights Agreement”). Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases of our common stock in amounts greater than specified levels, which will be beyond our control, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. The Rights Agreement is intended to impose certain ownership limitations to prevent the purchase of our common stock in amounts that could jeopardize our ability to utilize our NOLs. While we entered into the Rights Agreement in order to preserve our NOLs, the Rights Agreement could inhibit acquisitions of significant stake in us and may prevent a change in our control. As a result, the Rights Agreement may have an “anti-takeover” effect. Similarly, the limits on the amount of common stock that a stockholder may own may make it more difficult for stockholders to replace current management or members of the board of directors. Although we have taken steps intended to preserve our ability to utilize our NOLs, including the adoption of the Rights Agreement, such efforts may not be successful.

This and other limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than they would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. For example, if and when we seek to apply our NOL carry-forwards to reduce our tax liability, we will have the burden of proof with respect to the losses we incurred —in some cases up to 20 years ago. We may not meet our burden of proof if these records are difficult to locate or otherwise are unavailable, which could diminish the value of the available NOL carry-forwards. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs. In addition, at the state level there may be periods during which the use of NOLs is suspended or otherwise limited, which would accelerate or may permanently increase state taxes owed.

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

Since the completion of our initial public offering in February 2007 through March 30, 2024, the trading price of our common stock has been volatile. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

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

While management has concluded that our internal controls over financial reporting were effective as of March 30, 2024, we have in the past identified, and could in the future identify, a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.

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

Our Board of Directors has periodically authorized share repurchases, funded from available working capital, including up to $30 million authorized in July 2021. The share repurchase program has an expiration date of July 26, 2026. Although our Board of Directors has authorized our share repurchase program, this program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, there can be no guarantee that repurchases made under our share repurchase program, if any, will enhance shareholder value. As of March 30, 2024, the Company remained authorized to repurchase up to approximately $25,234 in shares of its common stock.

Future capital raises may dilute our existing stockholders’ ownership.

If we raise additional capital by issuing equity securities, our existing stockholders’ percentage ownership may decrease, and these stockholders may experience substantial dilution.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

During the thirteen weeks ended March 30, 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6.EXHIBITS

The following exhibits are filed herewith or incorporated by reference to the location indicated below:

Exhibit No.	Description
3.1

Certificate of Designation of Series B Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on April 5, 2024 (incorporated by reference to the Current Report on Form 8-K filed on April 5, 2024).

4.1

Tax Benefits Preservation Plan, dated as of April 5, 2024, between CarParts.com, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to the Current Report on Form 8-K filed on April 5, 2024).

10.1	Amendment No. 1 to Tax Benefits Preservation Plan, dated as of April 24, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report Form 8-K filed on April 30, 2024).

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 7, 2024	CARPARTS.COM, INC.

		By:	/s/ David Meniane
David Meniane
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Ryan Lockwood
Ryan Lockwood
Chief Financial Officer
(Principal Financial Officer)