Form 10-Q
period 2024-06-29
CarParts.com, Inc.
filed 2024-08-01
CIK 1378950

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024

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

As of July 23, 2024, the registrant had 57,289,985 shares of common stock outstanding, $0.001 par value.

CARPARTS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 29, 2024

		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	4
	Consolidated Balance Sheets (Unaudited) at June 29, 2024 and December 30, 2023	4
	Consolidated Statements of Operations and Comprehensive Operations (Unaudited) for the Thirteen and Twenty-six Weeks Ended June 29, 2024 and July 1, 2023	5
	Consolidated Statements of Stockholders’ Equity (Unaudited) for the Thirteen and Twenty-six Weeks Ended June 29, 2024 and July 1, 2023	6
	Consolidated Statements of Cash Flows (Unaudited) for the Twenty-six Weeks Ended June 29, 2024 and July 1, 2023	7
	Notes to Consolidated Financial Statements (Unaudited)	8
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	20
ITEM 4.	Controls and Procedures	20

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	21
ITEM 1A.	Risk Factors	21
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
ITEM 3.	Defaults Upon Senior Securities	43
ITEM 4.	Mine Safety Disclosures	43
ITEM 5.	Other Information	43
ITEM 6.	Exhibits	44

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, In Thousands, Except Par Value Data)

	June 29,	December 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$34,065	$50,951
Accounts receivable, net	6,147	7,365
Inventory, net	109,289	128,901
Other current assets	8,154	6,121
Total current assets	157,655	193,338
Property and equipment, net	34,622	26,389
Right-of-use - assets - operating leases, net	29,530	19,542
Right-of-use - assets - finance leases, net	12,929	15,255
Other non-current assets	3,303	3,331
Total assets	$238,039	$257,855
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$62,701	$77,851
Accrued expenses	17,571	20,770
Right-of-use - obligation - operating, current	5,692	4,749
Right-of-use - obligation - finance, current	3,897	4,308
Other current liabilities	4,742	5,308
Total current liabilities	94,603	112,986
Right-of-use - obligation - operating, non-current	26,166	16,742
Right-of-use - obligation - finance, non-current	10,517	12,327
Other non-current liabilities	2,863	2,969
Total liabilities	134,149	145,024
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 57,088 and 56,303 shares issued and outstanding as of June 29, 2024 and December 30, 2023 (of which 3,786 are treasury stock)	61	60
Treasury stock	(11,912)	(11,912)
Additional paid-in capital	319,010	312,874
Accumulated other comprehensive income	870	783
Accumulated deficit	(204,139)	(188,974)
Total stockholders’ equity	103,890	112,831
Total liabilities and stockholders' equity	$238,039	$257,855

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Net sales	$144,270	$176,978	$310,559	$352,470
Cost of sales (1)	95,877	116,536	208,247	229,477
Gross profit	48,393	60,442	102,312	122,993
Operating expense	57,121	61,286	117,557	123,201
Loss from operations	(8,728)	(844)	(15,245)	(208)
Other income (expense):
Other income, net	354	639	791	1,553
Interest expense	(286)	(325)	(586)	(683)
Total other income, net	68	314	205	870
(Loss) income before income taxes	(8,660)	(530)	(15,040)	662
Income tax provision	27	141	125	282
Net (loss) income	(8,687)	(671)	(15,165)	380
Other comprehensive gain:
Foreign currency adjustments	—	—	87	—
Unrealized gain on deferred compensation trust assets	—	24	—	48
Total other comprehensive gain	—	24	87	48
Comprehensive (loss) income	$(8,687)	$(647)	$(15,078)	$428
Net (loss) income per share:
Basic net (loss) income per share	$(0.15)	$(0.01)	$(0.27)	$0.01
Diluted net (loss) income per share	$(0.15)	$(0.01)	$(0.27)	$0.01
Weighted-average common shares outstanding:
Shares used in computation of basic net (loss) income per share	56,851	56,532	56,677	55,789
Shares used in computation of diluted net (loss) income per share	56,851	56,532	56,677	58,028
(1)	Excludes depreciation and amortization expense which is included in operating expense.

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, In Thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance, December 31, 2022	54,653	$57	$297,265	$(7,625)	$1,126	$(180,751)	$110,072
Net income	—	—	—	—	—	1,051	1,051
Issuance of shares in connection with stock option exercise	972	1	1,523	—	—	—	1,524
Issuance of shares in connection with restricted stock units vesting	495	1	—	—	—	—	1
Issuance of shares in connection with BOD fees	1	—	6	—	—	—	6
Issuance of shares in connection with ESPP	42	—	221	—	—	—	221
Share-based compensation	—	—	4,170	—	—	—	4,170
Unrealized gain on deferred compensation trust assets	—	—	—	—	24	—	24
Balance, April 1, 2023	56,163	$59	$303,185	$(7,625)	$1,150	$(179,700)	$117,069
Net loss	—	—	—	—	—	(671)	(671)
Issuance of shares in connection with stock option exercise	279	—	446	—	—	—	446
Issuance of shares in connection with restricted stock units vesting	431	—	—	—	—	—	—
Issuance of shares in connection with BOD fees	1	—	5	—	—	—	5
Share-based compensation	—	—	2,937	—	—	—	2,937
Stock repurchase	(250)	—	(5)	(1,047)	—	—	(1,052)
Unrealized gain on deferred compensation trust assets	—	—	—	—	24	—	24
Balance, July 1, 2023	56,624	$59	$306,568	$(8,672)	$1,174	$(180,371)	$118,758

Balance, December 30, 2023	56,303	$60	$312,874	$(11,912)	$783	$(188,974)	$112,831
Net loss	—	—	—	—	—	(6,478)	(6,478)
Issuance of shares in connection with restricted stock units vesting	243	1	(323)	—	—	—	(322)
Issuance of shares in connection with BOD fees	—	—	8	—	—	—	8
Officers and directors stock purchase plan	3	—	—	—	—	—	—
Issuance of shares in connection with ESPP	75	—	202	—	—	—	202
Share-based compensation	—	—	2,824	—	—	—	2,824
Foreign currency adjustments	—	—	—	—	87	—	87
Balance, March 30, 2024	56,624	$61	$315,585	$(11,912)	$870	$(195,452)	$109,152
Net loss	—	—	—	—	—	(8,687)	(8,687)
Issuance of shares in connection with restricted stock units vesting	455	—	(106)	—	—	—	(106)
Issuance of shares in connection with BOD fees	7	—	11	—	—	—	11
Officers and directors stock purchase plan	2	—	3	—	—	—	3
Share-based compensation	—	—	3,517	—	—	—	3,517
Balance, June 29, 2024	57,088	$61	$319,010	$(11,912)	$870	$(204,139)	$103,890

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, In Thousands)

	Twenty-Six Weeks Ended
	June 29,	July 1,
	2024	2023
Operating activities
Net (loss) income	$(15,165)	$380
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	8,480	8,166
Amortization of intangible assets	21	20
Share-based compensation expense	5,910	6,696
Stock awards issued for non-employee director service	19	11
Stock awards related to officers and directors stock purchase plan from payroll deferral	4	—
Gain from disposition of assets	—	(75)
Amortization of deferred financing costs	32	32
Changes in operating assets and liabilities:
Accounts receivable	1,217	(1,090)
Inventory	19,613	22,286
Other current assets	(2,032)	(4)
Other non-current assets	15	60
Accounts payable and accrued expenses	(17,802)	28,630
Other current liabilities	(566)	925
Right-of-use obligation - operating leases - current	1,169	380
Right-of-use obligation - operating leases - long-term	(790)	(398)
Other non-current liabilities	(107)	342
Net cash provided by operating activities	18	66,361
Investing activities
Additions to property and equipment	(14,567)	(4,669)
Payments for intangible assets	(40)	—
Proceeds from sale of property and equipment	—	83
Net cash used in investing activities	(14,607)	(4,586)
Financing activities
Borrowings from revolving loan payable	127	117
Payments made on revolving loan payable	(127)	(117)
Payments on finance leases	(2,157)	(2,467)
Repurchase of treasury stock	—	(1,052)
Net proceeds from issuance of common stock for ESPP	202	221
Statutory tax withholding payment for share-based compensation	(429)	—
Proceeds from exercise of stock options	—	1,969
Net cash used in financing activities	(2,384)	(1,329)
Effect of exchange rate changes on cash	87	—
Net change in cash and cash equivalents	(16,886)	60,446
Cash and cash equivalents, beginning of period	50,951	18,767
Cash and cash equivalents, end of period	$34,065	$79,213
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use operating asset acquired	$12,857	$—
Accrued asset purchases	$888	$408
Share-based compensation expense capitalized in property and equipment	$431	$411
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$48	$155
Cash paid during the period for interest	$586	$683
Cash received during the period for interest	$791	$557

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

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of June 29, 2024 and the consolidated results of operations and cash flows for the thirteen and twenty-six weeks ended June 29, 2024 and July 1, 2023. The Company’s results for the interim periods are not necessarily indicative of the results that may be expected for any other interim period, or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 30, 2023, which was filed with the SEC on March 8, 2024 and all our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2023 fiscal year, and throughout the date of this report.

Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months.

Recent Accounting Standard Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure, which expands the disclosures required for income taxes, primarily through changes to the rate reconciliation and income taxes paid information. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

Note 2 – Borrowings

The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment, which is subject to a borrowing base derived from certain receivables, inventory, and property and equipment. The Credit Facility provides for the revolving commitment in an aggregate principal amount of $75,000 and allows for an uncommitted ability to increase the aggregate principal amount by an additional $75,000 to $150,000, subject to certain terms and conditions. The Credit Facility matures on June 17, 2027. As of June 29, 2024 and December 30, 2023, our outstanding revolving loan balance was $0, respectively. As of June 29, 2024 and December 30, 2023, the outstanding standby letters of credit balance was $680, respectively, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheets.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) Adjusted Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 1.50% to 2.00% per annum based on the Company's fixed charge coverage ratio, or (b) an “alternate prime base rate” subject to an increase from 0.00% to 0.50% per annum based on the Company’s fixed charge coverage ratio. As of June 29, 2024, the Company’s SOFR based interest rate was 7.44% and the Company’s prime based rate was 9.00%. A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of either 0.20% or 0.25% per annum based on the amount of undrawn availability, is payable monthly. Under the terms of the credit agreement with JPMorgan Chase Bank, N.A. (the “Credit Agreement”), cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if “excess availability,” as defined under the Credit Agreement, is less than $9,000 (12% of the aggregate revolving commitment) for three consecutive business days and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $9,000 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that the Company’s required excess availability related to the “Covenant Testing Trigger Period” (as defined under the Credit Agreement) is less than $7,500 (10% of the aggregate revolving commitment) for three consecutive business days, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, and continuing until excess availability has been greater than or equal to $7,500 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment).

Note 3 – Stockholders’ Equity and Share-Based Compensation

Options and Restricted Stock Units

The Company had the following common stock option activity during the twenty-six weeks ended June 29, 2024:

●	Granted options to purchase 0 common shares.
●	Exercise of 0 options to purchase common shares.
●	Forfeiture of 5 options to purchase common shares.
●	Expiration of 78 options to purchase common shares.

The following table summarizes the Company’s restricted stock unit ("RSU") activity for the twenty-six weeks ended June 29, 2024, and details regarding the awards outstanding and exercisable as of June 29, 2024 (in thousands):

		Weighted Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value
Vested and expected to vest as of December 30, 2023	3,609
Awarded	2,293
Vested	(915)
Forfeited	(75)
Awards outstanding, June 29, 2024	4,912	$6.32	$4,912
Vested and expected to vest as of June 29, 2024	4,911	$6.32	$4,911

During the twenty-six weeks ended June 29, 2024, 915 RSUs that vested were time-based and 0 were performance-based.

For the thirteen and twenty-six weeks ended June 29, 2024, we recorded compensation costs related to stock options and RSUs of $3,517 and $6,341, respectively. For the thirteen and twenty-six weeks ended July 1, 2023, we recorded compensation costs related to stock options and RSUs of $2,937 and $7,107, respectively. As of June 29, 2024, there was unrecognized compensation expense related to stock options and RSUs of $18,531 that will be expensed through June 2028.

Note 4 – Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net (loss) income per share:
Numerator:
Net (loss) income allocable to common shares	$(8,687)	$(671)	$(15,165)	$380
Denominator:
Weighted-average common shares outstanding (basic)	56,851	56,532	56,677	55,789
Common equivalent shares from common stock options and restricted stock	—	—	—	2,239
Weighted-average common shares outstanding (diluted)	56,851	56,532	56,677	58,028
Basic net (loss) income per share	$(0.15)	$(0.01)	$(0.27)	$0.01
Diluted net (loss) income per share	$(0.15)	$(0.01)	$(0.27)	$0.01

For the thirteen and twenty-six weeks ended June 29, 2024, and the thirteen weeks ended July 1, 2023, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share as the effect of including such securities would have been anti-dilutive. Options and RSUs that were antidilutive and not included in the dilutive earnings per share calculation for the twenty-six weeks ended July 1, 2023 amounted to 2,745.

Note 5 – Income Taxes

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2019-2023 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2020-2023 remain open.

For the thirteen and twenty-six weeks ended June 29, 2024, the effective tax rate for the Company was (0.3)% and (0.8%), respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different effective tax rates, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax on the current period pre-tax loss.

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

The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the twenty-six weeks ended June 29, 2024, there was no material change from fiscal year ended December 30, 2023 in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

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

Ordinary course litigation. The Company is subject to legal proceedings and claims which arise in the ordinary course of its business, including, for example, claims relating to product liability, workplace injuries, intellectual property rights, and employment matters. For example, a worker, who was directly employed by the Company’s third party labor contracting firm at the Company’s Grand Prairie, TX warehouse has filed a negligence claim in the Superior Court of the State of California, Los Angeles County, Central District relating to a workplace injury from March 2021. In July 2024, the Court granted the Company’s motion for summary judgement. Appeals could be filed by the plaintiff and the Company intends to continue to defend itself vigorously, although there can be no assurance that there will not be some liability. As of the date hereof, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flow of the Company. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
House Brands
Replacement Parts	62%	64%	63%	65%
Hard Parts(1)	20%	20%	19%	20%
Other(1)	1%	1%	1%	1%

Branded
Replacement Parts	2%	2%	2%	2%
Hard Parts(1)	14%	12%	14%	11%
Other(1)	1%	1%	1%	1%

Total	100%	100%	100%	100%
(1)	During the first quarter of 2024, we updated the product classification of certain parts to better reflect their part category. Prior period figures have been updated to reflect the new presentation.

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

To this end, we are continually working to transform our fulfillment center footprint. In June 2024, we began operations in our new semi-automated facility in Las Vegas, Nevada, which we expect to reduce last-mile transportation expenses to the West Coast and enhance customer service through expedited delivery. Furthermore, we continuously expand our technological capabilities, product offerings, and service portfolio to stay ahead of competitive pressures. By investing in new categories, brands, customer types and revenue streams across both premium and value segments, we seek to maximize gross profit and capture a larger market share.

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

Industry-wide trends that support our strategy and future growth include:

1.Number of SKUs required to serve the market. The number of automotive SKUs has grown dramatically over the last several years. In today’s market, unless the consumer is driving a high volume produced vehicle and needs a simple maintenance item, the part they need is not typically on the shelf at a brick-and-mortar store. We believe our user-friendly flagship website provides customers with a favorable alternative to the brick-and-mortar shopping experience by offering a comprehensive selection of approximately 1,236,000 SKUs with detailed product descriptions, attributes and photographs combined with the flexibility of fulfilling orders using both drop-ship and stock-and-ship methods.
2.U.S. vehicle fleet expanding and aging. The average age of U.S. light vehicles, an indicator of auto parts demand, reached a new record-high of 12.6 years in 2024, according to the U.S. Auto Care Association. We believe an increasing vehicle base and rising average age of vehicles will have a positive impact on overall aftermarket parts demand because older vehicles generally require more repairs. In many cases we believe these older vehicles are driven by Do-It-Yourself (“DIY”) car owners who are more likely to handle any necessary repairs themselves rather than taking their car to the professional repair shop.
3.Growth of online sales. The U.S. Auto Care Association estimated that overall revenue from online sales of auto parts and accessories would reach over $23 billion by 2026. Improved product availability, lower prices and consumers’ growing comfort with digital platforms are driving the shift to online sales. We believe that we are well positioned for the shift to online sales due to our history of being a leading source for aftermarket automotive parts through our flagship website, app, and online marketplaces.

Factors Affecting our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed in Part II, Item IA, of this Quarterly Report on Form 10-Q and in Part I, Item IA, in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

Executive Summary

For the second quarter of 2024, the Company generated net sales of $144,270, compared with $176,978 for the second quarter of 2023, representing a decrease of 18.5%. The Company incurred a net loss of $8,687 for the second quarter of 2024 compared to a net loss of $671 for the second quarter of 2023. The Company’s net (loss) income before interest (income) expense, net, income tax provision, depreciation and amortization expense, amortization of intangible assets, plus share-based compensation expense, workforce transition costs, and distribution center costs (“Adjusted EBITDA”) of $(118) in the second quarter of 2024 compared to $6,302 in the second quarter of 2023. Adjusted EBITDA is not a Generally Accepted Accounting Principle (“GAAP”) measure. See the section below titled “Non-GAAP measures” for information regarding our use of Adjusted EBTIDA and a reconciliation from net (loss) income.

Net sales decreased in the second quarter of 2024 compared to the second quarter of 2023. The decrease in net sales was primarily driven by deliberate price increases to drive gross margin expansion combined with softness in consumer demand. Gross profit decreased by 19.9% to $48,393 and gross margin decreased 70 basis points to 33.5% compared to 34.2% in the second quarter of 2023. The decrease in gross margin was primarily driven by unfavorable freight costs. In fiscal year 2024, gross margin improvement is a central focus of our strategy. Gross margin increased 110 basis points to 33.5% compared to 32.4% in the first quarter of 2024. This improvement was primarily attributable to our price increases and expanded branded gross margins, partially offset by unfavorable freight costs.

Total expenses, which primarily consisted of cost of sales and operating expense, increased in the second quarter of 2024 compared to the same period in 2023. The changes in both cost of sales and operating expense are described in further detail under — “Results of Operations” below.

Non-GAAP measures

Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the Exchange Act, define and prescribe the conditions for use of certain non-GAAP financial information. We provide EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. EBITDA consists of net (loss) income before interest (income) expense, net; income tax provision; depreciation and amortization expense; amortization of intangible assets; while Adjusted EBITDA consists of EBITDA before share-based compensation expense, workforce transition costs, and distribution center costs.

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

The table below reconciles net (loss) income to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net (loss) income	$(8,687)	$(671)	$(15,165)	$380
Depreciation & amortization	4,455	4,247	8,480	8,166
Amortization of intangible assets	13	9	21	20
Interest (income) expense, net	(68)	(221)	(205)	126
Income tax provision	27	141	125	282
EBITDA	$(4,260)	$3,505	$(6,744)	$8,974
Stock compensation expense	$3,328	$2,797	$5,910	$6,696
Workforce transition costs(1)	108	—	591	—
Distribution center costs(2)	706	—	1,177	—
Adjusted EBITDA	$(118)	$6,302	$934	$15,670
(1)	We incurred workforce transition costs, primarily related to severance, as part of our recent workforce reductions.
(2)	We incurred certain non-recurring costs, primarily overlapping rent expense, attributable to moving to our new Las Vegas, Nevada distribution center.

Results of Operations

The following table sets forth selected statements of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.5	65.8	67.1	65.1
Gross profit	33.5	34.2	32.9	34.9
Operating expense	39.6	34.6	37.9	35.0
Loss from operations	(6.1)	(0.5)	(5.0)	(0.1)
Other income (expense):
Other income, net	0.3	0.4	0.3	0.5
Interest expense	(0.2)	(0.2)	(0.2)	(0.2)
Total other income, net	0.1	0.2	0.1	0.3
(Loss) income before income taxes	(6.0)	(0.3)	(4.9)	0.2
Income tax provision	0.0	0.1	0.0	0.1
Net (loss) income	(6.0)%	(0.4)%	(5.0)%	0.1%

Thirteen and Twenty-Six Weeks Ended June 29, 2024 Compared to the Thirteen and Twenty-Six Weeks Ended July 1, 2023

Net Sales and Gross Margin

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023

	(in thousands)		(in thousands)
Net sales	$144,270	$176,978	$310,559	$352,470
Cost of sales	95,877	116,536	208,247	229,477
Gross profit	$48,393	$60,442	$102,312	$122,993
Gross margin	33.5%	34.2%	32.9%	34.9%

Net sales decreased $32,708, or 18.5%, for the second quarter of 2024 compared to the second quarter of 2023. Net sales decreased $41,911, or 11.9%, for the twenty-six weeks ended June 29, 2024 (“YTD Q2 2024”) compared to the same period in 2023. The net sales decrease for the second quarter of 2024 and YTD Q2 2024 was primarily driven by deliberate price increases to drive gross margin expansion combined with softness in consumer demand.

Gross profit decreased $12,049, or 19.9%, for the second quarter of 2024 compared to the same period in 2023, and decreased $20,681, or 16.8%, in YTD Q2 2024 compared to the same period of 2023. Gross margin decreased 70 basis points to 33.5% in the second quarter of 2024 compared to 34.2% in the second quarter of 2023. Gross margin decreased 200 basis points to 32.9% for YTD Q2 2024 compared to 34.9% in the same period in 2023. The decrease in gross margin was primarily driven by unfavorable freight costs.

Operating Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023

	(in thousands)		(in thousands)
Operating expense	$57,121	$61,286	$117,557	$123,201
Percent of net sales	39.6%	34.6%	37.9%	35.0%

Operating expense decreased $4,165, or 6.8%, and decreased $5,644, or 4.6%, for the second quarter of 2024 and YTD Q2 2024, respectively, compared to the same periods in 2023. The decrease in operating expense was primarily driven by the decrease in advertising expense.

Total Other Income, Net

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023

	(in thousands)		(in thousands)
Total other income, net	$68	$314	$205	$870
Percent of net sales	0.0%	0.2%	0.1%	0.2%

Total other income, net, decreased $246, or 78.3%, for the second quarter of 2024 compared to the same period in 2023, primarily driven by a decrease in interest income due to a lower cash balance in the second quarter of 2024. Total other income, net, decreased $665, or 76.4%, for YTD Q2 2024, respectively, compared to the same period in 2023, primarily driven by the absence of other income attributable to an incentive for a new payment offering program that occurred in the first quarter of 2023.

Income Tax Provision

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023

	(in thousands)		(in thousands)
Income tax provision	$27	$141	$125	$282
Percent of net sales	0.0%	0.1%	0.0%	0.1%

For the thirteen and twenty-six weeks ended June 29, 2024, the effective tax rate for the Company was (0.3)% and (0.8)%, respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different effective tax rates, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax on the current period pre-tax loss.

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

The Company accounts for income taxes in accordance with ASC Topic 740 – Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the twenty-six weeks ended June 29, 2024, there was no material change from fiscal year ended December 30, 2023 in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

Foreign Currency

The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations.

Liquidity and Capital Resources

Sources of Liquidity

During the twenty-six weeks ended June 29, 2024, we primarily funded our operations with cash and cash equivalents generated from operations. As of June 29, 2024, our outstanding revolving loan balance under our Credit Facility was $0. We had cash and cash equivalents of $34,065 as of June 29, 2024, representing a $16,886 decrease from $50,951 of cash as of December 30, 2023. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our Credit Facility will be sufficient to finance our operations through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).

Working Capital

As of June 29, 2024 and December 30, 2023, our working capital was $63,052 and $80,352, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the twenty-six weeks ended June 29, 2024 and July 1, 2023 (in thousands):

	Twenty-Six Weeks Ended
	June 29, 2024	July 1, 2023
Net cash provided by operating activities	$18	$66,361
Net cash used in investing activities	(14,607)	(4,586)
Net cash used in financing activities	(2,384)	(1,329)
Effect of exchange rate changes on cash	87	—
Net change in cash and cash equivalents	$(16,886)	$60,446

Operating Activities

Net cash provided by operating activities for the twenty-six weeks ended June 29, 2024 and July 1, 2023 was $18 and $66,361, respectively. The decrease was primarily driven by a lower net cash inflow from the change in working capital in addition to the net loss during YTD Q2 2024.

Investing Activities

For the twenty-six weeks ended June 29, 2024, net cash used in investing activities was primarily the result of additions to property and equipment of $14,567, which are mainly related to leasehold improvements, capitalized website and software development costs, and machinery and equipment. For the twenty-six weeks ended July 1, 2023, net cash used in investing activities was primarily the result of additions to property and equipment of $4,669, which are mainly related to capitalized website and software development costs.

Financing Activities

Net cash used in financing activities was $2,384 for the twenty-six weeks ended June 29, 2024, primarily due to $2,157 of payments on finance leases. Net cash used in financing activities was $1,329 for the twenty-six weeks ended July 1, 2023, primarily due to $2,467 of payments on finance leases and the $1,052 repurchase of treasury stock, partially offset by $1,969 of proceeds from stock option exercises.

Debt and Available Borrowing Resources

Total debt was $14,414 as of June 29, 2024 compared to $16,635 as of December 30, 2023 and primarily consists of right-of-use obligations – finance.

The Company maintains a Credit Facility that provides for, among other things, a revolving commitment, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. The Credit Facility provides for the revolving commitment in an aggregate principal amount of up to $75,000 and allows for an uncommitted ability to increase the aggregate principal amount by an additional $75,000 to $150,000, subject to certain terms and conditions. The Credit Facility matures on June 17, 2027. As of June 29, 2024 and December 30, 2023, our outstanding revolving loan balance was $0, respectively. As of June 29, 2024 and December 30, 2023, the outstanding standby letters of credit balance was $680, respectively, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheets. We use the trade letters of credit in the ordinary course of business to satisfy certain vendor obligations.

Loans drawn under the Credit Facility bear interest at a per annum rate equal to either (a) SOFR plus an applicable margin of 1.50% to 2.00% per annum based on the Company’s fixed charge coverage ratio, or (b) an “alternate prime base rate” subject to an increase from 0.00% to 0.50% per annum based on the Company’s fixed charge coverage ratio. As of June 29, 2024, the Company’s SOFR based interest rate was 7.44% and the Company’s prime based rate was 9.00%. A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of either 0.20% or 0.25% per annum based on the amount of undrawn availability, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if “excess availability,” as defined under the Credit Agreement, is less than $9,000 for three consecutive business days and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $9,000 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that the Company’s required excess availability related to the “Covenant Testing Trigger Period” (as defined under the Credit Agreement) is less than $7,500 for three consecutive business days, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, and continuing until excess availability has been greater than or equal to $7,500 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment).

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

There were no significant changes to our critical accounting policies during the thirteen weeks ended June 29, 2024. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations (for further detail, refer to our Annual Report on Form 10-K that we filed with the SEC on March 8, 2024):

●	Valuation of Inventory – Inventory Reserve

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.

Interest Rate Risk

We are subject to interest rate risk in connection with our revolving loan under our Credit Facility, which bears an interest rate based on a SOFR, plus an applicable margin, and a prime based rate. As of June 29, 2024, we had a balance of $0 outstanding under our revolving loan. A hypothetical 100 basis point change in interest rates would not materially affect our interest expense and cash flows.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter, no change has occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations on Internal Controls

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been or will be detected.

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

Risk Factors Summary

Our business and industry are subject to a number of risks that could adversely affect our business, financial condition and operating results. These risks are discussed in more detail below and include, but are not limited to, risks related to the following:

Risks Related To Our Operations

●	We are dependent upon relationships with suppliers in Taiwan and China for the majority of our products.
●	We depend on third-party delivery services, both inbound and outbound, to deliver our products to our distribution centers and customers, and any increases in the fees could adversely affect our financial condition.
●	Higher wage costs due to changes in federal and state minimum wage laws could adversely affect our business.
●	If commodity prices such as fuel, plastic and steel increase, our margins may be negatively impacted.
●	Purchasers of aftermarket auto parts may not choose to shop online.
●	Shifting online consumer behavior of purchasers of aftermarket auto parts.

●	If hosts of third-party marketplaces limit our access, we could lose a substantial portion of our revenues.
●	During the second quarter of 2024, we recorded a net loss, and it is possible that net losses could continue in the future.
●	Our operations are restricted by our Credit Agreement, and our ability to borrow funds under our Credit Facility is subject to a borrowing base.
●	If our assets become impaired, we may be required to record a significant charge to earnings.
●	We are highly dependent upon key suppliers.
●	Inability to manage the challenges associated with our international operations.
●	If our fulfillment operations are interrupted for any significant period of time, our sales could decline.
●	We face intense competition and operate in an industry with limited barriers to entry.
●	Failure to offer a broad selection of products at competitive prices or to maintain sufficient inventory.
●	We rely on key personnel and may need additional personnel for the success and growth of our business.
●	In the future, our business could be adversely affected by the effects from a prolonged COVID-19 outbreak or another pandemic.
●	As a result of our international operations, we have foreign exchange risk.
●	Our product catalog database could be stolen, misappropriated or damaged, or a competitor might create a substantially similar catalog without infringing our rights.
●	Economic conditions have had, and may continue to have, an adverse effect on the demand for aftermarket auto parts and could adversely affect our sales and operating results.
●	The seasonality of our business places increased strain on our operations.
●	Vehicle miles driven have fluctuated and may decrease.
●	We may be required to collect and pay more sales taxes, and possibly for other fees and penalties.
●	Our ability to use net operating loss carryforwards to offset future income may be limited.
●	Our estimate of the size of our addressable market may prove to be inaccurate.

Regulatory And Litigation Risks

●	Possible new tariffs that might be imposed by the United States government.
●	We face exposure to product liability lawsuits.
●	Failure to comply with privacy laws and regulations and failure to adequately protect customer data.
●	The regulatory framework is constantly evolving, and privacy concerns could adversely affect our business.
●	Challenges by original equipment manufacturers (“OEMs”) to the validity of the auto parts industry and claims of intellectual property infringement.
●	Inability to protect our intellectual property rights.
●	We could incur substantial judgments, fines, legal fees and other costs relating to litigation matters or certain laws and governmental regulations.
●	Changes in tax laws or regulations that are applied adversely to us or our customers.
●	Existing or future government regulation could expose us to liabilities and costly changes in our business.
●	We may be affected by global climate change or by legal, regulatory, or market responses to such change.

●	Potential impact from future regulation related to environmental, social and governance (“ESG”) matters.

Risks Related To Our Use Of Technology

●	We depend on search engines and other online sources to attract visitors to our websites and marketplace channels, and the ability to attract and convert them into customers in a cost-effective manner.
●	We rely on bandwidth and data center providers, and any failure or interruption in the services provided could disrupt our business and cause us to lose customers.
●	Security threats, such as ransomware attacks, to our IT infrastructure could expose us to liability, business interruption and significant damages, and may damage our reputation and business.
●	Dependence on open-source software could expose us to uncertainty and potential liability.
●	System failures could prevent access to our websites which could reduce our net sales and harm our reputation.
●	Problems with the design, updating, integration or implementation of our IT systems could interfere with our business and operations.
●	Inability to respond to technological change causing our websites to become obsolete.
●	Use of social media may adversely impact our reputation or subject us to fines or other penalties.

Risks Related To Our Capital Stock

●	Our common stock price may continue to be volatile, which may result in losses to our stockholders.
●	Our future operating results may fluctuate and may fail to meet market expectations.
●	Failure to maintain an effective system of internal control over financial reporting or comply with Section 404 of the Sarbanes-Oxley Act of 2002 could cause our stock price to decline.
●	Our charter documents could deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.
●	We do not intend to pay dividends on our common stock.
●	We cannot guarantee that our share repurchase program will enhance shareholder value and share repurchases could affect the price of our common stock.
●	Future capital raises may dilute our existing stockholders’ ownership.

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

Third-party marketplaces account for a significant portion of our revenues. Our sales on third-party marketplaces (including eBay and Amazon) represented a combined 35.8% of total sales in the twenty-six weeks ended June 29, 2024. We anticipate that sales of our products on third-party marketplaces will continue to account for a significant portion of our revenues. In the future, the loss of access to these third-party marketplaces, or any significant cost increases from operating on the marketplaces, could significantly reduce our revenues, and the success of our business depends partly on continued access to these third-party marketplaces. Our relationships with our third-party marketplace providers could deteriorate as a result of a variety of factors, such as if they become concerned about our ability to deliver quality products on a timely basis or to protect a third-party’s intellectual property. In addition, third-party marketplace providers could prohibit our access to these marketplaces if we are not able to meet the applicable required terms of use. Loss of access to a marketplace channel could result in lower sales, and as a result, our business and financial results may suffer.

During the second quarter of 2024, we recorded a net loss, and our net losses may continue in the future.

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

While we did not have any outstanding revolver loan debt under our Credit Agreement as of June 29, 2024, we may have outstanding revolver loan debt in the future. Any outstanding indebtedness would have important consequences, including the following:

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

We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures and general operating expenses. In addition, if we need to refinance our debt, or obtain additional debt financing or sell assets or equity to satisfy our debt service obligations, we may not be able to do so on commercially reasonable terms, if at all. If this were to occur, we may need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations. The Company’s outstanding letters of credit balance as of June 29, 2024 was $680, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet.

If our long-lived assets become impaired, we may be required to record a significant charge to earnings.

We review our long-lived assets for impairment annually, or when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered are changes in circumstances indicating that the carrying value of our assets may not be recoverable, including a decrease in future cash flows. Should the review indicate that the carrying value is not fully recoverable, the amount of the impairment loss is determined by comparing the carrying value to the estimated fair value. Therefore, we may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our long-lived assets is determined, resulting in an adverse impact on our results of operations.

We are highly dependent upon key suppliers and an interruption in such relationships or our ability to obtain parts from such suppliers could adversely affect our business and results of operations.

Our top ten suppliers represented approximately 51% of our total product purchases during the twenty-six weeks ended June 29, 2024. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For the twenty-six weeks ended June 29, 2024, our product purchases from three drop-ship suppliers represented approximately 12% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

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

A prolonged future outbreak from COVID-19, or another pandemic and its effects, potentially could adversely affect future years.

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

As of June 29, 2024, our NOL carryforwards for federal and state were $102,164 and $84,057, respectively. In order to preserve our substantial tax assets associated with the NOLs and built-in-losses under Section 382 of the Internal Revenue Code, we adopted a Tax Benefits Preservation Agreement (“Rights Agreement”). Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases of our common stock in amounts greater than specified levels, which will be beyond our control, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. The Rights Agreement is intended to impose certain ownership limitations to prevent the purchase of our common stock in amounts that could jeopardize our ability to utilize our NOLs. While we entered into the Rights Agreement in order to preserve our NOLs, the Rights Agreement could inhibit acquisitions of significant stake in us and may prevent a change in our control. As a result, the Rights Agreement may have an “anti-takeover” effect. Similarly, the limits on the amount of common stock that a stockholder may own may make it more difficult for stockholders to replace current management or members of the board of directors. Although we have taken steps intended to preserve our ability to utilize our NOLs, including the adoption of the Rights Agreement, such efforts may not be successful.

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

Since the completion of our initial public offering in February 2007 through June 29, 2024, the trading price of our common stock has been volatile. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

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

While management has concluded that our internal controls over financial reporting were effective as of June 29, 2024, we have in the past identified, and could in the future identify, a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.

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

Our Board of Directors has periodically authorized share repurchases, funded from available working capital, including up to $30 million authorized in July 2021. The share repurchase program has an expiration date of July 26,

2026. Although our Board of Directors has authorized our share repurchase program, this program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, there can be no guarantee that repurchases made under our share repurchase program, if any, will enhance shareholder value. As of June 29, 2024, the Company remained authorized to repurchase up to approximately $25,234 in shares of its common stock.

Future capital raises may dilute our existing stockholders’ ownership.

If we raise additional capital by issuing equity securities, our existing stockholders’ percentage ownership may decrease, and these stockholders may experience substantial dilution.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

During the thirteen weeks ended June 29, 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

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

Date:	July 31, 2024	CARPARTS.COM, INC.

		By:	/s/ David Meniane
David Meniane
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Ryan Lockwood
Ryan Lockwood
Chief Financial Officer
(Principal Financial Officer)