Form 10-Q
period 2024-09-28
CarParts.com, Inc.
filed 2024-10-30
CIK 1378950

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2024

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

As of October 22, 2024, the registrant had 57,399,643 shares of common stock outstanding, $0.001 par value.

CARPARTS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2024

		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	4
	Consolidated Balance Sheets (Unaudited) at September 28, 2024 and December 30, 2023	4
	Consolidated Statements of Operations and Comprehensive Operations (Unaudited) for the Thirteen and Thirty-nine Weeks Ended September 28, 2024 and September 30, 2023	5
	Consolidated Statements of Stockholders’ Equity (Unaudited) for the Thirteen and Thirty-nine Weeks Ended September 28, 2024 and September 30, 2023	6
	Consolidated Statements of Cash Flows (Unaudited) for the Thirty-nine Weeks Ended September 28, 2024 and September 30, 2023	7
	Notes to Consolidated Financial Statements (Unaudited)	8
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	20
ITEM 4.	Controls and Procedures	21

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	21
ITEM 1A.	Risk Factors	21
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
ITEM 3.	Defaults Upon Senior Securities	44
ITEM 4.	Mine Safety Disclosures	44
ITEM 5.	Other Information	44
ITEM 6.	Exhibits	46

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, In Thousands, Except Par Value Data)

	September 28,	December 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$38,105	$50,951
Accounts receivable, net	8,427	7,365
Inventory, net	97,235	128,901
Other current assets	6,477	6,121
Total current assets	150,244	193,338
Property and equipment, net	34,494	26,389
Right-of-use - assets - operating leases, net	28,029	19,542
Right-of-use - assets - finance leases, net	11,808	15,255
Other non-current assets	3,064	3,331
Total assets	$227,639	$257,855
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$59,715	$77,851
Accrued expenses	19,020	20,770
Right-of-use - obligation - operating, current	5,668	4,749
Right-of-use - obligation - finance, current	3,655	4,308
Other current liabilities	4,843	5,308
Total current liabilities	92,901	112,986
Right-of-use - obligation - operating, non-current	24,797	16,742
Right-of-use - obligation - finance, non-current	9,680	12,327
Other non-current liabilities	3,062	2,969
Total liabilities	130,440	145,024
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 57,386 and 56,303 shares issued and outstanding as of September 28, 2024 and December 30, 2023 (of which 3,786 are treasury stock)	61	60
Treasury stock	(11,912)	(11,912)
Additional paid-in capital	322,337	312,874
Accumulated other comprehensive income	870	783
Accumulated deficit	(214,157)	(188,974)
Total stockholders’ equity	97,199	112,831
Total liabilities and stockholders' equity	$227,639	$257,855

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Net sales	$144,751	$166,864	$455,310	$519,334
Cost of sales (1)	93,769	112,047	302,016	341,524
Gross profit	50,982	54,817	153,294	177,810
Operating expense	60,900	57,734	178,457	180,935
Loss from operations	(9,918)	(2,917)	(25,163)	(3,125)
Other income (expense):
Other income, net	345	874	1,136	2,427
Interest expense	(310)	(360)	(896)	(1,043)
Total other income, net	35	514	240	1,384
Loss before income taxes	(9,883)	(2,403)	(24,923)	(1,741)
Income tax provision	135	114	260	396
Net loss	(10,018)	(2,517)	(25,183)	(2,137)
Other comprehensive (loss) gain:
Foreign currency adjustments	—	—	87	—
Unrealized (loss) gain on deferred compensation trust assets	—	(21)	—	27
Total other comprehensive (loss) gain	—	(21)	87	27
Comprehensive loss	$(10,018)	$(2,538)	$(25,096)	$(2,110)
Net loss per share:
Basic and diluted net loss per share	$(0.17)	$(0.04)	$(0.44)	$(0.04)
Weighted-average common shares outstanding:
Shares used in computation of basic and diluted net loss per share	57,334	57,179	56,897	56,252
(1)	Excludes depreciation and amortization expense which is included in operating expense.

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, In Thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance, December 31, 2022	54,653	$57	$297,265	$(7,625)	$1,126	$(180,751)	$110,072
Net income	—	—	—	—	—	1,051	1,051
Issuance of shares in connection with stock option exercise	972	1	1,523	—	—	—	1,524
Issuance of shares in connection with restricted stock units vesting	495	1	—	—	—	—	1
Issuance of shares in connection with BOD fees	1	—	6	—	—	—	6
Issuance of shares in connection with ESPP	42	—	221	—	—	—	221
Share-based compensation	—	—	4,170	—	—	—	4,170
Unrealized gain on deferred compensation trust assets	—	—	—	—	24	—	24
Balance, April 1, 2023	56,163	$59	$303,185	$(7,625)	$1,150	$(179,700)	$117,069
Net loss	—	—	—	—	—	(671)	(671)
Issuance of shares in connection with stock option exercise	279	—	446	—	—	—	446
Issuance of shares in connection with restricted stock units vesting	431	—	—	—	—	—	—
Issuance of shares in connection with BOD fees	1	—	5	—	—	—	5
Share-based compensation	—	—	2,937	—	—	—	2,937
Stock repurchase	(250)	—	(5)	(1,047)	—	—	(1,052)
Unrealized gain on deferred compensation trust assets	—	—	—	—	24	—	24
Balance, July 1, 2023	56,624	$59	$306,568	$(8,672)	$1,174	$(180,371)	$118,758
Net loss	—	—	—	—	—	(2,517)	(2,517)
Issuance of shares in connection with stock option exercise	404	1	635	—	—	—	636
Issuance of shares in connection with restricted stock units vesting	105	—	—	—	—	—	—
Issuance of shares in connection with BOD fees	1	—	6	—	—	—	6
Issuance of shares in connection with ESPP	73	—	262	—	—	—	262
Share-based compensation	—	—	1,640	—	—	—	1,640
Stock repurchase	(245)	—	(5)	(1,094)	—	—	(1,099)
Unrealized loss on deferred compensation trust assets	—	—	—	—	(21)	—	(21)
Balance, September 30, 2023	56,962	$60	$309,106	$(9,766)	$1,153	$(182,888)	$117,665

Balance, December 30, 2023	56,303	$60	$312,874	$(11,912)	$783	$(188,974)	$112,831
Net loss	—	—	—	—	—	(6,478)	(6,478)
Issuance of shares in connection with restricted stock units vesting	243	1	(323)	—	—	—	(322)
Issuance of shares in connection with BOD fees	—	—	8	—	—	—	8
Officers and directors stock purchase plan	3	—	—	—	—	—	—
Issuance of shares in connection with ESPP	75	—	202	—	—	—	202
Share-based compensation	—	—	2,824	—	—	—	2,824
Foreign currency adjustments	—	—	—	—	87	—	87
Balance, March 30, 2024	56,624	$61	$315,585	$(11,912)	$870	$(195,452)	$109,152
Net loss	—	—	—	—	—	(8,687)	(8,687)
Issuance of shares in connection with restricted stock units vesting	455	—	(106)	—	—	—	(106)
Issuance of shares in connection with BOD fees	7	—	11	—	—	—	11
Officers and directors stock purchase plan	2	—	3	—	—	—	3
Share-based compensation	—	—	3,517	—	—	—	3,517
Balance, June 29, 2024	57,088	$61	$319,010	$(11,912)	$870	$(204,139)	$103,890
Net loss	—	—	—	—	—	(10,018)	(10,018)
Issuance of shares in connection with restricted stock units vesting	97	—	(32)	—	—	—	(32)
Issuance of shares in connection with BOD fees	12	—	12	—	—	—	12
Officers and directors stock purchase plan	4	—	3	—	—	—	3
Issuance of shares in connection with ESPP	185	—	157	—	—	—	157
Share-based compensation	—	—	3,187	—	—	—	3,187
Balance, September 28, 2024	57,386	$61	$322,337	$(11,912)	$870	$(214,157)	$97,199

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, In Thousands)

	Thirty-Nine Weeks Ended
	September 28,	September 30,
	2024	2023
Operating activities
Net loss	$(25,183)	$(2,137)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	13,436	12,596
Amortization of intangible assets	33	28
Share-based compensation expense	8,967	8,158
Stock awards issued for non-employee director service	31	17
Stock awards related to officers and directors stock purchase plan from payroll deferral	7	—
Gain from disposition of assets	(70)	(75)
Amortization of deferred financing costs	49	49
Changes in operating assets and liabilities:
Accounts receivable	(1,063)	(3,185)
Inventory	31,666	11,616
Other current assets	(355)	1
Other non-current assets	261	(199)
Accounts payable and accrued expenses	(19,352)	31,208
Other current liabilities	(465)	386
Right-of-use obligation - operating leases - current	1,259	613
Right-of-use obligation - operating leases - long-term	(772)	(723)
Other non-current liabilities	93	(488)
Net cash provided by operating activities	8,542	57,865
Investing activities
Additions to property and equipment	(18,146)	(7,380)
Payments for intangible assets	(76)	—
Proceeds from sale of property and equipment	92	83
Net cash used in investing activities	(18,130)	(7,297)
Financing activities
Borrowings from revolving loan payable	168	159
Payments made on revolving loan payable	(168)	(159)
Payments on finance leases	(3,243)	(3,592)
Repurchase of treasury stock	—	(2,151)
Net proceeds from issuance of common stock for ESPP	359	483
Statutory tax withholding payment for share-based compensation	(461)	—
Proceeds from exercise of stock options	—	2,604
Net cash used in financing activities	(3,345)	(2,656)
Effect of exchange rate changes on cash	87	—
Net change in cash and cash equivalents	(12,846)	47,912
Cash and cash equivalents, beginning of period	50,951	18,767
Cash and cash equivalents, end of period	$38,105	$66,679
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use operating asset acquired	$12,857	$—
Right-of-use finance asset acquired	$—	$784
Accrued asset purchases	$907	$658
Share-based compensation expense capitalized in property and equipment	$561	$589
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$48	$180
Cash paid during the period for interest	$896	$1,042
Cash received during the period for interest	$1,136	$1,365

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

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of September 28, 2024 and the consolidated results of operations and cash flows for the thirteen and thirty-nine weeks ended September 28, 2024 and September 30, 2023. The Company’s results for the interim periods are not necessarily indicative of the results that may be expected for any other interim period, or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 30, 2023, which was filed with the SEC on March 8, 2024 and all our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2023 fiscal year, and throughout the date of this report.

Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months.

Recent Accounting Standard Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280) “Improvements to Reportable Segment Disclosures,” which requires disclosure of incremental segment information on an annual and interim basis. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company is currently evaluating the effect of this pronouncement on its disclosures.

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

Note 2 – Borrowings

The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment, which is subject to a borrowing base derived from certain receivables, inventory, and property and equipment. The Credit Facility provides for the revolving commitment in an aggregate principal amount of $75,000 and allows for an uncommitted ability to increase the aggregate principal amount by an additional $75,000 to $150,000, subject to certain terms and conditions. The Credit Facility matures on June 17, 2027. As of September 28, 2024 and December 30, 2023, our outstanding revolving loan balance was $0, respectively. As of September 28, 2024 and December 30, 2023, the outstanding standby letters of credit balance was $680, respectively, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheets.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) Adjusted Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 1.50% to 2.00% per annum based on the Company's fixed charge coverage ratio, or (b) an “alternate prime base rate” subject to an increase from 0.00% to 0.50% per annum based on the Company’s fixed charge coverage ratio. As of September 28, 2024, the Company’s SOFR based interest rate was 6.94% and the Company’s prime based rate was 8.50%. A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of either 0.20% or 0.25% per annum based on the amount of undrawn availability, is payable monthly. Under the terms of the credit agreement with JPMorgan Chase Bank, N.A. (the “Credit Agreement”), cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if “excess availability,” as defined under the Credit Agreement, is less than $9,000 (12% of the aggregate revolving commitment) for three consecutive business days and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $9,000 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that the Company’s required excess availability related to the “Covenant Testing Trigger Period” (as defined under the Credit Agreement) is less than $7,500 (10% of the aggregate revolving commitment) for three consecutive business days, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, and continuing until excess availability has been greater than or equal to $7,500 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment).

Note 3 – Stockholders’ Equity and Share-Based Compensation

Options and Restricted Stock Units

The Company had the following common stock option activity during the thirty-nine weeks ended September 28, 2024:

●	Granted options to purchase 100 common shares.
●	Exercise of 0 options to purchase common shares.
●	Forfeiture of 5 options to purchase common shares.
●	Expiration of 91 options to purchase common shares.

The following table summarizes the Company’s restricted stock unit ("RSU") activity for the thirty-nine weeks ended September 28, 2024, and details regarding the awards outstanding and exercisable as of September 28, 2024 (in thousands):

		Weighted Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value
Vested and expected to vest as of December 30, 2023	3,609
Awarded	2,293
Vested	(1,054)
Forfeited	(88)
Awards outstanding, September 28, 2024	4,760	$6.37	$4,311
Vested and expected to vest as of September 28, 2024	4,760	$6.37	$4,311

During the thirty-nine weeks ended September 28, 2024, 1,054 RSUs that vested were time-based and 0 were performance-based.

For the thirteen and thirty-nine weeks ended September 28, 2024, we recorded compensation costs related to stock options and RSUs of $3,187 and $9,528, respectively. For the thirteen and thirty-nine weeks ended September 30, 2023, we recorded compensation costs related to stock options and RSUs of $1,640 and $8,747, respectively. As of September 28, 2024, there was unrecognized compensation expense related to stock options and RSUs of $15,387 that will be expensed through September 2028.

Note 4 – Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net loss per share:
Numerator:
Net loss allocable to common shares	$(10,018)	$(2,517)	$(25,183)	$(2,137)
Denominator:
Weighted-average common shares outstanding (basic and diluted)	57,334	57,179	56,897	56,252
Basic and diluted net loss per share	$(0.17)	$(0.04)	$(0.44)	$(0.04)

For the thirteen and thirty-nine weeks ended September 28, 2024 and September 30, 2023, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share as the effect of including such securities would have been anti-dilutive.

Note 5 – Income Taxes

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2019-2023 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2020-2023 remain open.

For the thirteen and thirty-nine weeks ended September 28, 2024, the effective tax rate for the Company was (1.4)% and (1.0%), respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different effective tax rates, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax on the current period pre-tax loss.

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

The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the thirty-nine weeks ended September 28, 2024, there was no material change from fiscal year ended December 30, 2023 in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
House Brands
Replacement Parts	62%	63%	63%	65%
Hard Parts(1)	20%	20%	19%	19%
Other(1)	1%	1%	1%	1%

Branded
Replacement Parts	2%	2%	2%	2%
Hard Parts(1)	14%	13%	14%	12%
Other(1)	1%	1%	1%	1%

Total	100%	100%	100%	100%
(1)	During the first quarter of 2024, we updated the product classification of certain parts to better reflect their part category. Prior period figures have been updated to reflect the new presentation.

Note 8 – Subsequent Events

Employment Agreement Amendments

On October 28, 2024, the Company entered into amendments to the employment agreements with David Meniane, Chief Executive Officer, Michael Huffaker, Chief Operating Officer, Ryan Lockwood, Chief Financial Officer, and Kalamegam Subramanian, Chief Technology Officer. The amendments modify the equity acceleration and severance provisions in connection with a Change in Control, as defined in the Company's 2016 Equity Incentive Plan.

Under the amended agreements, all equity awards that are assumed, substituted or otherwise continued as part of a Change in Control will accelerate in full if the executive's employment is terminated without Cause or the executive resigns for Good Reason within three months before or twelve months following a Change in Control.

In the event of a termination without Cause or resignation for Good Reason in connection with a Change in Control, Mr. Lockwood and Mr. Subramanian will receive 12 months of salary continuation and COBRA premium reimbursements (increased from 6 months in their original agreements).

The amendments do not modify any other terms of the executives' employment agreements.

The foregoing description of the amendments is qualified in its entirety by reference to the full text of each amendment, copies of which will be filed as exhibits to the Company’s Annual Report on Form 10-K for the year ending December 28, 2024.

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

Industry-wide trends that support our strategy and future growth include:

1.Number of SKUs required to serve the market. The number of automotive SKUs has grown dramatically over the last several years. In today’s market, unless the consumer is driving a high volume produced vehicle and needs a simple maintenance item, the part they need is not typically on the shelf at a brick-and-mortar store. We believe our user-friendly flagship website provides customers with a favorable alternative to the brick-and-mortar shopping experience by offering a comprehensive selection of approximately 1,429,000 SKUs with detailed product descriptions, attributes and photographs combined with the flexibility of fulfilling orders using both drop-ship and stock-and-ship methods.
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

Executive Summary

For the third quarter of 2024, the Company generated net sales of $144,751, compared with $166,864 for the third quarter of 2023, representing a decrease of 13.3%. The Company incurred a net loss of $10,018 for the third quarter of 2024 compared to a net loss of $2,517 for the third quarter of 2023. The Company’s net loss before interest (income) expense, net, income tax provision, depreciation and amortization expense, amortization of intangible assets, plus share-based compensation expense, workforce transition costs, and distribution center costs (“Adjusted EBITDA”) of $(1,162) in the third quarter of 2024 compared to $3,048 in the third quarter of 2023. Adjusted EBITDA is not a Generally Accepted Accounting Principle (“GAAP”) measure. See the section below titled “Non-GAAP measures” for information regarding our use of Adjusted EBTIDA and a reconciliation from net loss.

Net sales decreased in the third quarter of 2024 compared to the third quarter of 2023. The decrease in net sales was primarily driven by deliberate price increases to focus on higher value customers, support gross margin expansion, a continued challenging consumer environment in the industry, and one-time impacts from the Crowd Strike issue and hurricanes Helene and Milton in the quarter. Gross profit decreased by 7.0% to $50,982 and gross margin increased 230 basis points to 35.2% compared to 32.9% in the third quarter of 2023. The increase in gross margin was primarily driven by our price increases and lower product costs resulting in expanded product margins, partially offset by unfavorable freight costs.

Total expenses, which primarily consisted of cost of sales and operating expense, increased in the third quarter of 2024 compared to the same period in 2023. The changes in both cost of sales and operating expense are described in further detail under — “Results of Operations” below.

Non-GAAP measures

Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the Exchange Act, define and prescribe the conditions for use of certain non-GAAP financial information. We provide EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. EBITDA consists of net loss before interest (income) expense, net; income tax provision; depreciation and amortization expense; amortization of intangible assets; while Adjusted EBITDA consists of EBITDA before share-based compensation expense, workforce transition costs, and distribution center costs.

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

The table below reconciles net loss to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net loss	$(10,018)	$(2,517)	$(25,183)	$(2,137)
Depreciation & amortization	4,956	4,430	13,436	12,596
Amortization of intangible assets	12	8	33	28
Interest (income) expense, net	(35)	(449)	(240)	(323)
Income tax provision	135	114	260	396
EBITDA	$(4,950)	$1,586	$(11,694)	$10,560
Stock compensation expense	$3,057	$1,462	$8,967	$8,158
Workforce transition costs(1)	26	—	617	—
Distribution center costs(2)	705	—	1,882	—
Adjusted EBITDA	$(1,162)	$3,048	$(228)	$18,718
(1)	We incurred workforce transition costs, primarily related to severance, as part of our recent workforce reductions.
(2)	We incurred certain non-recurring costs, primarily overlapping rent expense, attributable to moving to our new Las Vegas, Nevada distribution center.

Results of Operations

The following table sets forth selected statements of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.8	67.1	66.3	65.8
Gross profit	35.2	32.9	33.7	34.2
Operating expense	42.1	34.6	39.2	34.8
Loss from operations	(6.9)	(1.7)	(5.5)	(0.6)
Other income (expense):
Other income, net	0.3	0.5	0.2	0.5
Interest expense	(0.2)	(0.2)	(0.2)	(0.2)
Total other income, net	0.1	0.3	0.1	0.3
Loss before income taxes	(6.8)	(1.4)	(5.4)	(0.3)
Income tax provision	0.1	0.1	0.1	0.1
Net loss	(6.9)%	(1.5)%	(5.5)%	(0.4)%

Thirteen and Thirty-Nine Weeks Ended September 28, 2024 Compared to the Thirteen and Thirty-Nine Weeks Ended September 30, 2023

Net Sales and Gross Margin

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

	(in thousands)		(in thousands)
Net sales	$144,751	$166,864	$455,310	$519,334
Cost of sales	93,769	112,047	302,016	341,524
Gross profit	$50,982	$54,817	$153,294	$177,810
Gross margin	35.2%	32.9%	33.7%	34.2%

Net sales decreased $22,113, or 13.3%, for the third quarter of 2024 compared to the third quarter of 2023. Net sales decreased $64,024, or 12.3%, for the thirty-nine weeks ended September 28, 2024 (“YTD Q3 2024”) compared to the same period in 2023. The net sales decrease for the third quarter of 2024 and YTD Q3 2024 was primarily driven by deliberate price increases to focus on higher value customers, support gross margin expansion, a continued challenging consumer environment in the industry, and one-time impacts from the Crowd Strike issue and hurricanes Helene and Milton in the quarter.

Gross profit decreased $3,835, or 7.0%, for the third quarter of 2024 compared to the same period in 2023, and decreased $24,516, or 13.8%, in YTD Q3 2024 compared to the same period of 2023. Gross margin increased 230 basis points to 35.2% in the third quarter of 2024 compared to 32.9% in the third quarter of 2023. The increase in gross margin was primarily driven by our price increases and lower product costs resulting in expanded product margins, partially offset by unfavorable freight costs. Gross margin decreased 50 basis points to 33.7% for YTD Q3 2024 compared to 34.2% in the same period in 2023. The decrease in gross margin was primarily driven by unfavorable freight costs, partially offset by our price increases.

Operating Expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

	(in thousands)		(in thousands)
Operating expense	$60,900	$57,734	$178,457	$180,935
Percent of net sales	42.1%	34.6%	39.2%	34.8%

Operating expense increased $3,166, or 5.5%, and decreased $2,478, or 1.4%, for the third quarter of 2024 and YTD Q3 2024, respectively, compared to the same periods in 2023. The increase in operating expense as a percent of net sales for the third quarter and YTD Q3 2024 was primarily related to an increase in marketing spend.

Total Other Income, Net

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

	(in thousands)		(in thousands)
Total other income, net	$35	$514	$240	$1,384
Percent of net sales	0.0%	0.3%	0.1%	0.3%

Total other income, net, decreased $479, or 93.2%, for the third quarter of 2024 compared to the same period in 2023, primarily driven by a decrease in interest income due to a lower cash balance in the third quarter of 2024. Total other income, net, decreased $1,144, or 82.7%, for YTD Q3 2024, respectively, compared to the same period in 2023, primarily driven by the absence of other income attributable to an incentive for a new payment offering program that occurred in the first quarter of 2023.

Income Tax Provision

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

	(in thousands)		(in thousands)
Income tax provision	$135	$114	$260	$396
Percent of net sales	0.1%	0.1%	0.1%	0.1%

For the thirteen and thirty-nine weeks ended September 28, 2024, the effective tax rate for the Company was (1.4)% and (1.0)%, respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different effective tax rates, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax on the current period pre-tax loss.

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

The Company accounts for income taxes in accordance with ASC Topic 740 – Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the thirty-nine weeks ended September 28, 2024, there was no material change from fiscal year ended December 30, 2023 in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

Foreign Currency

The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations.

Liquidity and Capital Resources

Sources of Liquidity

During the thirty-nine weeks ended September 28, 2024, we primarily funded our operations with cash and cash equivalents generated from operations. As of September 28, 2024, our outstanding revolving loan balance under our Credit Facility was $0. We had cash and cash equivalents of $38,105 as of September 28, 2024, representing a $12,846 decrease from $50,951 of cash as of December 30, 2023. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our Credit Facility will be sufficient to finance our operations through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).

Working Capital

As of September 28, 2024 and December 30, 2023, our working capital was $57,343 and $80,352, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the thirty-nine weeks ended September 28, 2024 and September 30, 2023 (in thousands):

	Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023
Net cash provided by operating activities	$8,542	$57,865
Net cash used in investing activities	(18,130)	(7,297)
Net cash used in financing activities	(3,345)	(2,656)
Effect of exchange rate changes on cash	87	—
Net change in cash and cash equivalents	$(12,846)	$47,912

Operating Activities

Net cash provided by operating activities for the thirty-nine weeks ended September 28, 2024 and September 30, 2023 was $8,542 and $57,865, respectively. The decrease was primarily driven by a lower net cash inflow from the change in working capital in addition to the higher net loss for YTD Q3 2024.

Investing Activities

For the thirty-nine weeks ended September 28, 2024, net cash used in investing activities was primarily the result of additions to property and equipment of $18,146, which are mainly related to leasehold improvements, capitalized website and software development costs, and machinery and equipment. For the thirty-nine weeks ended September 30, 2023, net cash used in investing activities was primarily the result of additions to property and equipment of $7,380, which are mainly related to capitalized website and software development costs.

Financing Activities

Net cash used in financing activities was $3,345 for the thirty-nine weeks ended September 28, 2024, primarily due to $3,243 of payments on finance leases. Net cash used in financing activities was $2,656 for the thirty-nine weeks ended September 30, 2023, primarily due to $3,592 of payments on finance leases and $2,151 repurchase of treasury stock, partially offset by $2,604 of proceeds from stock option exercises.

Debt and Available Borrowing Resources

Total debt was $13,335 as of September 28, 2024 compared to $16,635 as of December 30, 2023 and primarily consists of right-of-use obligations – finance.

The Company maintains a Credit Facility that provides for, among other things, a revolving commitment, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. The Credit Facility provides for the revolving commitment in an aggregate principal amount of up to $75,000 and allows for an uncommitted ability to increase the aggregate principal amount by an additional $75,000 to $150,000, subject to certain terms and conditions. The Credit Facility matures on June 17, 2027. As of September 28, 2024 and December 30, 2023, our outstanding revolving loan balance was $0, respectively. As of September 28, 2024 and December 30, 2023, the outstanding standby letters of credit balance was $680, respectively, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheets. We use the trade letters of credit in the ordinary course of business to satisfy certain vendor obligations.

Loans drawn under the Credit Facility bear interest at a per annum rate equal to either (a) SOFR plus an applicable margin of 1.50% to 2.00% per annum based on the Company’s fixed charge coverage ratio, or (b) an “alternate prime base rate” subject to an increase from 0.00% to 0.50% per annum based on the Company’s fixed charge coverage ratio. As of September 28, 2024, the Company’s SOFR based interest rate was 6.94% and the Company’s prime based rate was 8.50%. A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of either 0.20% or 0.25% per annum based on the amount of undrawn availability, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if “excess availability,” as defined under the Credit Agreement, is less than $9,000 for three consecutive business days and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $9,000 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that the Company’s required excess availability related to the “Covenant Testing Trigger Period” (as defined under the Credit Agreement) is less than $7,500 for three consecutive business days, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, and continuing until excess availability has been greater than or equal to $7,500 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment).

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

There were no significant changes to our critical accounting policies during the thirteen weeks ended September 28, 2024. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations (for further detail, refer to our Annual Report on Form 10-K that we filed with the SEC on March 8, 2024):

●	Valuation of Inventory – Inventory Reserve

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.

Interest Rate Risk

We are subject to interest rate risk in connection with our revolving loan under our Credit Facility, which bears an interest rate based on a SOFR, plus an applicable margin, and a prime based rate. As of September 28, 2024, we had a balance of $0 outstanding under our revolving loan. A hypothetical 100 basis point change in interest rates would not materially affect our interest expense and cash flows.

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

Risk Factors Summary

Our business and industry are subject to a number of risks that could adversely affect our business, financial condition and operating results. These risks are discussed in more detail below and include, but are not limited to, risks related to the following:

Risks Related To Our Operations

●	We are dependent upon relationships with suppliers in Taiwan and China for the majority of our products.
●	We depend on third-party delivery services, both inbound and outbound, to deliver our products to our distribution centers and customers, and any increases in the fees could adversely affect our financial condition.
●	Higher wage costs due to changes in federal and state minimum wage laws could adversely affect our business.
●	If commodity prices such as fuel, plastic and steel increase, our margins may be negatively impacted.
●	Purchasers of aftermarket auto parts may not choose to shop online.
●	Shifting online consumer behavior of purchasers of aftermarket auto parts.
●	If hosts of third-party marketplaces limit our access, we could lose a substantial portion of our revenues.
●	During the third quarter of 2024, we recorded a net loss, and it is possible that net losses could continue in the future.
●	Our operations are restricted by our Credit Agreement, and our ability to borrow funds under our Credit Facility is subject to a borrowing base.
●	If our assets become impaired, we may be required to record a significant charge to earnings.
●	We are highly dependent upon key suppliers.
●	Inability to manage the challenges associated with our international operations.
●	If our fulfillment operations are interrupted for any significant period of time, our sales could decline.
●	We face intense competition and operate in an industry with limited barriers to entry.
●	Failure to offer a broad selection of products at competitive prices or to maintain sufficient inventory.
●	We rely on key personnel and may need additional personnel for the success and growth of our business.
●	In the future, our business could be adversely affected by the effects from a prolonged COVID-19 outbreak or another pandemic.
●	As a result of our international operations, we have foreign exchange risk.
●	Our product catalog database could be stolen, misappropriated or damaged, or a competitor might create a substantially similar catalog without infringing our rights.
●	Economic conditions have had, and may continue to have, an adverse effect on the demand for aftermarket auto parts and could adversely affect our sales and operating results.
●	The seasonality of our business places increased strain on our operations.
●	Vehicle miles driven have fluctuated and may decrease.
●	We may be required to collect and pay more sales taxes, and possibly for other fees and penalties.
●	Our ability to use net operating loss carryforwards to offset future income may be limited.
●	Our estimate of the size of our addressable market may prove to be inaccurate.

Regulatory And Litigation Risks

●	Possible new tariffs that might be imposed by the United States government.
●	We face exposure to product liability lawsuits.
●	Failure to comply with privacy laws and regulations and failure to adequately protect customer data.
●	The regulatory framework is constantly evolving, and privacy concerns could adversely affect our business.
●	Challenges by original equipment manufacturers (“OEMs”) to the validity of the auto parts industry and claims of intellectual property infringement.
●	Inability to protect our intellectual property rights.
●	We could incur substantial judgments, fines, legal fees and other costs relating to litigation matters or certain laws and governmental regulations.
●	Changes in tax laws or regulations that are applied adversely to us or our customers.
●	Existing or future government regulation could expose us to liabilities and costly changes in our business.
●	We may be affected by global climate change or by legal, regulatory, or market responses to such change.
●	Potential impact from future regulation related to environmental, social and governance (“ESG”) matters.

Risks Related To Our Use Of Technology

●	We depend on search engines and other online sources to attract visitors to our websites and marketplace channels, and the ability to attract and convert them into customers in a cost-effective manner.
●	We rely on bandwidth and data center providers, and any failure or interruption in the services provided could disrupt our business and cause us to lose customers.
●	Security threats, such as ransomware attacks, to our IT infrastructure could expose us to liability, business interruption and significant damages, and may damage our reputation and business.
●	Dependence on open-source software could expose us to uncertainty and potential liability.
●	System failures could prevent access to our websites which could reduce our net sales and harm our reputation.
●	Problems with the design, updating, integration or implementation of our IT systems could interfere with our business and operations.
●	Inability to respond to technological change causing our websites to become obsolete.
●	Use of social media may adversely impact our reputation or subject us to fines or other penalties.

Risks Related To Our Capital Stock

●	Our common stock price may continue to be volatile, which may result in losses to our stockholders.
●	Our future operating results may fluctuate and may fail to meet market expectations.
●	Failure to maintain an effective system of internal control over financial reporting or comply with Section 404 of the Sarbanes-Oxley Act of 2002 could cause our stock price to decline.
●	Our charter documents could deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.
●	We do not intend to pay dividends on our common stock.
●	We cannot guarantee that our share repurchase program will enhance shareholder value and share repurchases could affect the price of our common stock.
●	Future capital raises may dilute our existing stockholders’ ownership.

●	We are required to meet the Nasdaq Global Market’s continued listing requirements.

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

Third-party marketplaces account for a significant portion of our revenues. Our sales on third-party marketplaces (including eBay and Amazon) represented a combined 36.5% of total sales in the thirty-nine weeks ended September 28, 2024. We anticipate that sales of our products on third-party marketplaces will continue to account for a significant portion of our revenues. In the future, the loss of access to these third-party marketplaces, or any significant cost increases from operating on the marketplaces, could significantly reduce our revenues, and the success of our business depends partly on continued access to these third-party marketplaces. Our relationships with our third-party marketplace providers could deteriorate as a result of a variety of factors, such as if they become concerned about our ability to deliver quality products on a timely basis or to protect a third-party’s intellectual property. In addition, third-party marketplace providers could prohibit our access to these marketplaces if we are not able to meet the applicable required terms of use. Loss of access to a marketplace channel could result in lower sales, and as a result, our business and financial results may suffer.

During the third quarter of 2024, we recorded a net loss, and our net losses may continue in the future.

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

While we did not have any outstanding revolver loan debt under our Credit Agreement as of September 28, 2024, we may have outstanding revolver loan debt in the future. Any outstanding indebtedness would have important consequences, including the following:

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

We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures and general operating expenses. In addition, if we need to refinance our debt, or obtain additional debt financing or sell assets or equity to satisfy our debt service obligations, we may not be able to do so on commercially reasonable terms, if at all. If this were to occur, we may need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations. The Company’s outstanding letters of credit balance as of September 28, 2024 was $680, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet.

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

Our top ten suppliers represented approximately 52% of our total product purchases during the thirty-nine weeks ended September 28, 2024. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For the thirty-nine weeks ended September 28, 2024, our product purchases from three drop-ship suppliers represented approximately 12% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

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

As of September 28, 2024, our NOL carryforwards for federal and state were $99,578 and $81,697, respectively. In order to preserve our substantial tax assets associated with the NOLs and built-in-losses under Section 382 of the Internal Revenue Code, we adopted a Tax Benefits Preservation Agreement (“Rights Agreement”). Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases of our common stock in amounts greater than specified levels, which will be beyond our control, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. The Rights Agreement is intended to impose certain ownership limitations to prevent the purchase of our common stock in amounts that could jeopardize our ability to utilize our NOLs. While we entered into the Rights Agreement in order to preserve our NOLs, the Rights Agreement could inhibit acquisitions of significant stake in us and may prevent a change in our control. As a result, the Rights Agreement may have an “anti-takeover” effect. Similarly, the limits on the amount of common stock that a stockholder may own may make it more difficult for stockholders to replace current management or members of the board of directors. Although we have taken steps intended to preserve our ability to utilize our NOLs, including the adoption of the Rights Agreement, such efforts may not be successful.

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

Since the completion of our initial public offering in February 2007 through September 28, 2024, the trading price of our common stock has been volatile. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

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

While management has concluded that our internal controls over financial reporting were effective as of September 28, 2024, we have in the past identified, and could in the future identify, a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.

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

Our Board of Directors has periodically authorized share repurchases, funded from available working capital, including up to $30 million authorized in July 2021. The share repurchase program has an expiration date of July 26, 2026. Although our Board of Directors has authorized our share repurchase program, this program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, there can be no guarantee that repurchases made under our share repurchase program, if any, will enhance shareholder value. As of September 28, 2024, the Company remained authorized to repurchase up to approximately $25,234 in shares of its common stock.

Future capital raises may dilute our existing stockholders’ ownership.

If we raise additional capital by issuing equity securities, our existing stockholders’ percentage ownership may decrease, and these stockholders may experience substantial dilution.

We are required to meet the Nasdaq Global Market’s continued listing requirements and other Nasdaq rules, or we may risk delisting. Delisting could negatively affect the price of our common stock which, could make it more difficult for us to sell securities in a future financing or for you to sell our common stock.

Our common stock is currently listed on the Nasdaq Global Select Market of The Nasdaq Stock Market, LLC (“Nasdaq”), which has qualitative and quantitative continued listing criteria. However, we cannot assure you that our common stock will continue to be listed on Nasdaq in the future. In order to continue listing our common stock on Nasdaq, we are required to meet the continued listing requirements of the Nasdaq Global Market and other Nasdaq rules, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price and certain other corporate governance requirements. In particular, we are required to maintain a minimum bid price for our listed common stock of $1.00 per share. If we do not meet these continued listing requirements, our common stock could be delisted.

On September 18, 2024, we received a deficiency letter (the “Deficiency Letter”) from the Listing Qualifications Department (the “Staff”) of Nasdaq indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until March 17, 2025, to regain compliance. To regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days during such 180-day compliance period. The Deficiency Letter had no immediate effect on the listing or trading of our common stock.

We have not yet regained compliance with the Bid Price Rule. If we do not regain compliance with the Bid Price Rule by March 17, 2025, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to transfer the listing of our common stock to the Nasdaq Capital Market, provided that we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, including by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq would notify us that our securities would be subject to delisting. In the event of such a notification, we may appeal the Nasdaq staff’s determination to delist our securities. There can be no assurance that we will be eligible for the additional 180 calendar day compliance period, if applicable, or that the Nasdaq staff would grant our request for continued listing subsequent to any delisting notification.

If Nasdaq delists out common stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. In such case, our stockholders’ ability to trade, or obtain quotations of the market value of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of these securities. In addition, delisting could also result in a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities.

There can be no assurance that our securities, if delisted from Nasdaq in the future, would be listed on a national securities exchange, a national quotation service, the over-the-counter markets or the pink sheets. Delisting from Nasdaq, or even the issuance of a notice of potential delisting, would also result in negative publicity, make it more difficult for us to raise additional capital, adversely affect the market liquidity of our securities, decrease securities analysts’ coverage of us or diminish investor, supplier and employee confidence, any or all of which could material adversely affect our business and results of operations.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the thirteen weeks ended September 28, 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Employment Agreement Amendments

On October 28, 2024, the Company entered into amendments to the employment agreements with David Meniane, Chief Executive Officer, Michael Huffaker, Chief Operating Officer, Ryan Lockwood, Chief Financial Officer, and Kalamegam Subramanian, Chief Technology Officer. The amendments modify the equity acceleration and severance provisions in connection with a Change in Control, as defined in the Company's 2016 Equity Incentive Plan.

Under the amended agreements, all equity awards that are assumed, substituted or otherwise continued as part of a Change in Control will accelerate in full if the executive's employment is terminated without Cause or the executive resigns for Good Reason within three months before or twelve months following a Change in Control.

In the event of a termination without Cause or resignation for Good Reason in connection with a Change in Control, Mr. Lockwood and Mr. Subramanian will receive 12 months of salary continuation and COBRA premium reimbursements (increased from 6 months in their original agreements).

The amendments do not modify any other terms of the executives' employment agreements.

The foregoing description of the amendments is qualified in its entirety by reference to the full text of each amendment, copies of which will be filed as exhibits to the Company’s Annual Report on Form 10-K for the year ending December 28, 2024.

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

Date:	October 29, 2024	CARPARTS.COM, INC.

		By:	/s/ David Meniane
David Meniane
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Ryan Lockwood
Ryan Lockwood
Chief Financial Officer
(Principal Financial Officer)