Form 10-K
period 2024-12-28
CarParts.com, Inc.
filed 2025-03-26
CIK 1378950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2024

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

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	⌧	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ⌧

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2024 was approximately $54.2 million (based on the closing sales price of the registrant’s common stock on that date). For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 18, 2025, there were 58,295,060 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

CARPARTS.COM, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2024

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

PART I

ITEM 1.             BUSINESS

Overview

CarParts.com, Inc. is a technology-driven eCommerce company dedicated to revolutionizing the way drivers shop for aftermarket automotive parts. With over 25 years of operation, CarParts.com serves as a one-stop shop for repair and maintenance resources, offering a seamless online shopping experience that empowers drivers along every part of their journey.

We principally sell our products, identified as stock keeping units (“SKUs”), to individual consumers through our flagship website, www.carparts.com, our app, and online marketplaces. Our easy-to-use, mobile-friendly website and mobile app provide customers with a comprehensive selection of over 1 million SKUs, complete with detailed product descriptions, attributes, and photographs. Utilizing our proprietary product database, we ensure a seamless match between our SKUs and vehicle specifications, guaranteeing the right part fitment. We leverage our online sales channel and global supplier relationships to eliminate intermediaries in the traditional auto parts supply chain, enabling us to offer an unparalleled selection of SKUs compared to offline retail competitors.

Incorporated in California in 1995 as an aftermarket auto parts distributor, the Company – then known as U.S. Auto Parts Network, Inc. – embarked on a digital transformation journey in 2000, with the launch of our first retail website. Following our reincorporation in Delaware in 2006, we expanded our online operations, bolstering our eCommerce network, launching additional websites, refining our internet marketing strategies, and commencing sales on various online marketplaces.

In July 2020, we officially rebranded to CarParts.com and consolidated our web presence into one single eCommerce destination, www.carparts.com. In the third quarter of 2023, we added a mobile app, available on both iOS and Android, enabling our customers to conveniently shop from their phones. Since launching in the summer of 2023, the app has been downloaded over 750,000 times, reflecting strong engagement and adoption among our customers.

Driven by our commitment to providing unparalleled customer experience, we use world-class design principles and the latest technology to power our user-friendly website and app. Our vision of “Empowering Drivers Along Their Journey” underscores our mission to create a trusted platform that simplifies the historically stressful experience of vehicle maintenance & repair with “Quality Parts. Priced Right.”

We have a significant opportunity to become the go-to destination for all automotive repair and maintenance requirements by focusing on our evolved strategy. This includes optimizing supply chain management and upgrading logistics, investing in technology, expanding into new business lines. Throughout this process, we remain committed to maintaining our financial discipline, evaluating investments based on their potential to drive profitability.

To this end, we are continually working to enhance our fulfillment center footprint, capacity and productivity. In June 2024, we opened our new state-of-the-art fulfillment center in Las Vegas, Nevada, expanding from 125,000 sq. ft. to over 200,000 sq. ft., which we expect to reduce last-mile transportation expenses to the West Coast and enhance customer service through expedited delivery. The semi-automated center is integrated with cutting-edge AI capabilities designed to optimize operations, improve safety, and expand product availability. Furthermore, we continuously expand our technological capabilities, product offerings, and service portfolio to stay ahead of competitive pressures. By investing in new categories, brands, customer types, and revenue streams across both premium and value segments, we seek to maximize gross profit and capture a larger market share.

In tandem, we have refined our eCommerce experience and marketing strategy, prioritizing direct customer relationships and strengthening our community through innovative owned content channels. These efforts aim to position CarParts.com as the ultimate destination for vehicle maintenance knowledge and product purchases, fostering long-term brand loyalty while reducing reliance on “pay-to-play” performance marketing channels and improving customer acquisition efficiency.

Our corporate website is located at www.carparts.com/investor. The information found on the website is not part of, or incorporated by reference into, this or any other report we file with, or furnish to, the Securities and Exchange Commission (the “SEC”).

We report on a 52/53-week fiscal year, ending on the Saturday nearest the end of December. References to 2024 and 2023 relate to the 52-week fiscal year ended December 28, 2024 and the 52-week fiscal year ended December 30, 2023, respectively.

Our Products

We offer a broad selection of aftermarket auto parts. We continually refine our product offering by introducing new brands and parts categories, while selectively discontinuing low-selling brands and SKUs. We broadly classify our products into three subcategories by function: replacement parts serving the wear and tear and body repair market, hard parts to serve the maintenance and repair market, and other parts and accessories (formerly referred to as performance parts and accessories).

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

Other Parts and Accessories. Other parts and accessories generally consist of parts that enhance the performance of the automobile, upgrade existing functionality of a specific part or improve the physical appearance or comfort of the automobile, including parts from one of our own house brands, JC Whitney®.

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

House Brands Product. Our house brands suppliers offer products which are generally of the same quality as a branded product while being less expensive and we believe provide better value for our consumers. We stock-and-ship our house brands products in our distribution centers. We currently have over 78,000 house brands SKUs in our product selection.

Branded Product. Serving as a stocking distributor for many branded products, we have developed and implemented application programming interfaces with the majority of our branded, drop ship suppliers that allow us to electronically transmit orders, check inventory availability, and receive the shipment tracking information which is easily passed on to our customers. In addition, we are a significant customer for many of our drop-ship vendors and have long standing relationships and contracts with many of these suppliers. For the fiscal year ended December 28, 2024, three of our drop-ship vendors accounted for approximately 13% of our total product purchases. We currently have over 1,466,000 branded SKUs in our product selection.

Marketing

Our online marketing efforts are primarily designed to attract visitors to www.carparts.com, convert visitors into purchasing customers and encourage downloading our app as well as repeat purchases among our existing customer base. We use a variety of marketing methods, including online marketing methods to attract visitors, which include paid search advertising, search engine optimization, affiliate programs, e-mail marketing and inclusion in online shopping engines. To convert visitors into paying customers, we periodically run promotions for discounted products. We seek to create cross-selling opportunities by displaying complementary and related products available for sale throughout the purchasing process, including bundled kits and sets. We utilize several marketing techniques, including targeted e-mails about specific vehicle promotions, to increase customer awareness of our products.

International Operations

In April 2007, we established offshore operations in the Philippines. Our offshore operations allow us to access a workforce with the necessary technical skills at a significantly lower cost, and a higher availability rate, than comparably experienced U.S.-based professionals. Our offshore operations are responsible for a majority of our website development, catalog management, and back office support. Our offshore operations also house our main call center. We also primarily source our house brands product from suppliers in the Asia-Pacific region.

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

We believe the principal competitive factors in our market are helping customers easily find the correct parts for their vehicles, educating consumers on the service and maintenance of their vehicles, maintaining a proprietary product catalog that maps individual parts to relevant vehicle applications, broad product selection and availability, price, knowledgeable customer service, rapid order fulfillment and delivery, and easy product returns. We believe we compete favorably on the basis of these factors. However, some of our competitors may be larger, may have stronger brand recognition or may have access to greater financial, technical and marketing resources or may have been operating longer than we have.

Human Capital

Our ability to recruit, retain, and develop our employees is key to our long-term growth and success. As of December 28, 2024, we had 948 employees in the United States and 518 employees in the Philippines for a total of 1,466 employees. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce. None of our employees are represented by a labor union and we consider employee relations to be good.

Diversity and Inclusion

We strive to build and create a culture where each person feels valued, respected and understood. As of December 28, 2024, the makeup of our employees consisted of 39% women and approximately 84% non-white.

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

There is also great uncertainty over whether or how existing laws governing issues such as sales and other taxes, auctions, libel and personal privacy apply to the Internet and commercial online services. These issues may take years to resolve. For example, tax authorities in a number of states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes or regulatory restrictions on our business. These taxes or restrictions, including potential tariffs, could have an adverse effect on our cash flows, results of operations and overall financial condition. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.

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

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge on the Investor Relations section of our corporate website located at www.carparts.com/investor as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The inclusion of our website address in this report does not include or incorporate by reference into this report any information on our website.

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

Risk Factors Summary

Our business and industry are subject to a number of risks that could adversely affect our business, financial condition and operating results. These risks are discussed in more detail below and include, but are not limited to, risks related to the following:

Risks Related To Our Operations

●	We are dependent upon relationships with suppliers in Taiwan and China for the majority of our products.
●	Our preliminary exploration of potential strategic alternatives, announced on March 5, 2025, may not be successful.
●	We depend on third-party delivery services, both inbound and outbound, to deliver our products to our distribution centers and customers, and any increases in the fees could adversely affect our financial condition.
●	Higher wage costs due to changes in federal and state minimum wage laws could adversely affect our business.
●	If commodity prices such as fuel, plastic and steel increase, our margins may be negatively impacted.
●	Purchasers of aftermarket auto parts may not choose to shop online.
●	Shifting online consumer behavior of purchasers of aftermarket auto parts.
●	If hosts of third-party marketplaces limit our access, we could lose a substantial portion of our revenues.
●	During fiscal year 2024, we recorded a net loss, and it is possible that net losses could continue in the future.
●	Our operations are restricted by our Credit Agreement, and our ability to borrow funds under our Credit Facility is subject to a borrowing base.
●	If our assets become impaired, we may be required to record a significant charge to earnings.
●	We are highly dependent upon key suppliers.
●	Inability to manage the challenges associated with our international operations.
●	If our fulfillment operations are interrupted for any significant period of time, our sales could decline.
●	We face intense competition and operate in an industry with limited barriers to entry.
●	Failure to offer a broad selection of products at competitive prices or to maintain sufficient inventory.
●	We rely on key personnel and may need additional personnel for the success and growth of our business.
●	In the future, our business could be adversely affected by the effects from a prolonged COVID-19 outbreak or another pandemic.

●	As a result of our international operations, we have foreign exchange risk.
●	Our product catalog database could be stolen, misappropriated or damaged, or a competitor might create a substantially similar catalog without infringing our rights.
●	Economic conditions have had, and may continue to have, an adverse effect on the demand for aftermarket auto parts and could adversely affect our sales and operating results.
●	The seasonality of our business places increased strain on our operations.
●	Vehicle miles driven have fluctuated and may decrease.
●	We may be required to collect and pay more sales taxes, and possibly for other fees and penalties.
●	Our ability to use net operating loss carryforwards to offset future income may be limited.
●	Our estimate of the size of our addressable market may prove to be inaccurate.

Regulatory And Litigation Risks

●	Tariffs and other restrictions imposed by the United States government.
●	We face exposure to product liability lawsuits.
●	Failure to comply with privacy laws and regulations and failure to adequately protect customer data.
●	The regulatory framework is constantly evolving, and privacy concerns could adversely affect our business.
●	Challenges by OEMs to the validity of the auto parts industry and claims of intellectual property infringement.
●	Inability to protect our intellectual property rights.

●	We could incur substantial judgments, fines, legal fees and other costs relating to litigation matters or certain laws and governmental regulations.
●	Changes in tax laws or regulations that are applied adversely to us or our customers.
●	Existing or future government regulation could expose us to liabilities and costly changes in our business.
●	We may be affected by global climate change or by legal, regulatory, or market responses to such change.
●	Potential impact from future regulation related to environmental, social and governance (“ESG”) matters.

Risks Related To Our Use Of Technology

●	We depend on search engines and other online sources to attract visitors to our websites and marketplace channels, and the ability to attract and convert them into customers in a cost-effective manner.
●	We rely on bandwidth and data center providers, and any failure or interruption in the services provided could disrupt our business and cause us to lose customers.
●	Security threats, such as ransomware attacks, to our IT infrastructure could expose us to liability, business interruption and significant damages, and may damage our reputation and business.
●	Dependence on open-source software could expose us to uncertainty and potential liability.
●	System failures could prevent access to our websites which could reduce our net sales and harm our reputation.
●	Problems with the design, updating, integration or implementation of our IT systems could interfere with our business and operations.
●	Inability to respond to technological change causing our websites to become obsolete.
●	Use of social media may adversely impact our reputation or subject us to fines or other penalties.

Risks Related To Our Capital Stock

●	Our common stock price may continue to be volatile, which may result in losses to our stockholders.
●	Our future operating results may fluctuate and may fail to meet market expectations.
●	Failure to maintain an effective system of internal control over financial reporting or comply with Section 404 of the Sarbanes-Oxley Act of 2002 could cause our stock price to decline.
●	Our charter documents could deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.
●	We do not intend to pay dividends on our common stock.
●	We cannot guarantee that our share repurchase program will enhance shareholder value and share repurchases could affect the price of our common stock.
●	Future capital raises may dilute our existing stockholders’ ownership.
●	We are required to meet the Nasdaq Global Market’s continued listing requirements.

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

In addition, because many of our suppliers are outside of the United States, additional factors could interrupt our relationships or affect our ability to acquire the necessary products on acceptable terms, including:

●	political, social and economic instability, social unrest, and the risk of war or other international incidents in Asia, Europe, or abroad, including, but not limited to, the effects of disputes between China and Taiwan and Russia’s invasion of Ukraine;
●	global political changes, including as a result of the change in the U.S. presidential administration;
●	deterioration in U.S.-China trade relations, including increased tensions, policy shifts, or regulatory changes, increased tariffs, trade restrictions, or sanctions affecting our supply chain and product imports;
●	changes in bilateral agreements between the U.S. and China that could disrupt established supply chains, increase compliance costs, or limit our ability to source products efficiently;
●	fluctuations in foreign currency exchange rates that may increase our cost of products;
●	imposition of duties, taxes, tariffs or other charges on imports;
●	difficulties in complying with import and export laws, regulatory requirements and restrictions;
●	natural disasters and public health emergencies, such as the COVID-19 pandemic or other future pandemics, impacting countries from which we purchase product;

●	import shipping delays resulting from foreign or domestic labor shortages, slow-downs, or stoppage; and
●	the failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property;
●	imposition of new legislation relating to import quotas or other restrictions that may limit the quantity of our product that may be imported into the U.S. from countries or regions where we do business;
●	financial or political instability in any of the countries in which our product is manufactured;
●	potential recalls or cancellations of orders for any product that does not meet our quality standards;
●	disruption of imports by labor disputes or strikes and local business practices;
●	political or military conflict involving the U.S. or any country in which our suppliers or transportation routes for our products are located, which could cause a delay in the transportation of our products, an increase in transportation costs and additional risk to product being damaged and delivered on time;
●	heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods;
●	inability of our non-U.S. suppliers to obtain adequate credit or access liquidity to finance their operations; and
●	our ability to enforce any agreements with our foreign suppliers.

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

Our preliminary exploration of potential strategic alternatives may not be successful, resulting in our needing to explore potential alternatives that may materially adversely affect the value of our business and our stock price.

We regularly engage in dialogue with market participants regarding potential business combinations, partnerships and other strategic alternatives. Based on certain recent preliminary inquiries, we engaged a financial advisor to support our Board in evaluating any indications of interest and exploring other potential strategic alternatives. There can be no assurance that any of such preliminary exploratory activities will result in our engaging in a strategic alternative transaction, or even if we do so, that any such strategic alternative transaction will result in favorable terms and conditions for us or our shareholders. If we are unsuccessful in engaging in a favorable strategic alternative, then we may need to pursue potential alternatives. Such alternatives may materially adversely affect the value of our business and the trading price of our common stock.

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

The online market for aftermarket auto parts is less developed than the online market for many other business and consumer products, and currently represents only a small part of the overall aftermarket auto parts market. Our success will depend in part on our ability to attract new customers and to convert customers who have historically purchased auto parts through traditional retail and wholesale operations. Specific factors that could discourage or prevent prospective customers from purchasing from us include:

●	concerns about buying auto parts without face-to-face interaction with sales personnel;
●	increased desire to purchase American-made products;
●	the inability to physically handle, examine and compare products;
●	delivery time associated with Internet orders;
●	concerns about the security of online transactions and the privacy of personal information;
●	delayed shipments or shipments of incorrect or damaged products;
●	increased shipping costs; and
●	the inconvenience associated with returning or exchanging items purchased online.

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

Third-party marketplaces account for a significant portion of our revenues. Our sales on third-party marketplaces (including eBay and Amazon) represented a combined 36.5% of total sales in the fiscal year ended December 28, 2024. We anticipate that sales of our products on third-party marketplaces will continue to account for a significant portion of our revenues. In the future, the loss of access to these third-party marketplaces, or any significant cost increases from operating on the marketplaces, could significantly reduce our revenues, and the success of our business depends partly on continued access to these third-party marketplaces. Our relationships with our third-party marketplace providers could deteriorate as a result of a variety of factors, such as if they become concerned about our ability to deliver quality products on a timely basis or to protect a third-party’s intellectual property. In addition, third-party marketplace providers could prohibit our access to these marketplaces if we are not able to meet the applicable required terms of use. Loss of access to a marketplace channel could result in lower sales, and as a result, our business and financial results may suffer.

During fiscal year 2024, we recorded a net loss, and our net losses may continue in the future.

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

While we did not have any outstanding revolver loan debt under our Credit Agreement as of December 28, 2024, we may have outstanding revolver loan debt in the future. Any outstanding indebtedness would have important consequences, including the following:

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

We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures and general operating expenses. In addition, if we need to refinance our debt, or obtain additional debt financing or sell assets or equity to satisfy our debt service obligations, we may not be able to do so on commercially reasonable terms, if at all. If this were to occur, we may need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations. The Company’s outstanding letters of credit balance as of December 28, 2024 was $680, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet.

If our long-lived assets become impaired, we may be required to record a significant charge to earnings.

We review our long-lived assets for impairment annually, or when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered are changes in circumstances indicating that the carrying value of our assets may not be fully recoverable, including a decrease in future cash flows. Events and circumstances that may affect the fair value of long-lived assets may include, among other things, external factors such as macroeconomic, industry, and market conditions, as well as cost factors, overall financial performance, other relevant entity-specific events or decrease in share price. Should the review indicate that the carrying value is not fully recoverable, the amount of the impairment loss is determined by comparing the carrying value to the estimated fair value. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our long-lived assets is determined, which would negatively affect our results of operations.

The long-lived assets impairment assessment requires significant judgment by management and the fair value of our long-lived assets are sensitive to changes in key assumptions, which include forecasted revenues and perpetual growth rates, among others, as well as current market conditions in both the United States and globally. To the extent that business conditions may deteriorate, or if changes in key assumptions and estimates differ significantly from management’s expectations, it may be necessary to record impairment charges, which could be material.

We completed our most recent impairment assessment of the recoverability of long-lived assets as of December 28, 2024. While we determined at that time that no impairment charge was required, assumptions used in the assessment are made at a point in time and require significant judgment; therefore, they are subject to change based on the facts and circumstances present at each impairment test date. Additionally, these assumptions are generally interdependent and do not change in isolation.

We will need to reevaluate our impairment assessment and underlying assumptions based on future events and changes in our circumstances, including, but not limited to, developments in the market price of our common stock or investor perceptions of our business, changes in our financial performance, developments in our strategic plans, and changes in our industry or the general economy. The results of our impairment analysis may change based on such events, including changes in underlying assumptions, and may require us to record impairment charges, which could adversely affect our financial performance.

We are highly dependent upon key suppliers and an interruption in such relationships or our ability to obtain parts from such suppliers could adversely affect our business and results of operations.

Our top ten suppliers represented approximately 51% of our total product purchases during the fiscal year ended December 28, 2024. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For the fiscal year ended December 28, 2024, our product purchases from three drop-ship suppliers represented approximately 13% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

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

In addition, our distribution centers are susceptible to damage or interruption from human error, sickness related to a pandemic, fire, flood, power loss, telecommunications failures, terrorist attacks, acts of war, break-ins, earthquakes and similar events. We do not currently maintain back-up power systems at our fulfillment centers. We do not presently have a formal disaster recovery plan and our business interruption insurance may be insufficient to compensate us for losses that may occur in the event operations at our fulfillment center are interrupted. In addition, alternative arrangements may not be available, or if they are available, may increase the cost of fulfillment. Any interruptions in our fulfillment operations for any significant period of time, including interruptions resulting from the expansion of our existing facilities or the transfer of operations to a new facility, could damage our reputation and brand and substantially harm our business and results of operations.

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

Additionally, we have experienced significant competitive pressure from certain of our suppliers who are now selling their products directly to customers. Since our suppliers have access to merchandise at very low costs, they can sell products at lower prices and maintain higher gross margins on their product sales than we can. Our financial results have been negatively impacted by direct sales from our suppliers to our current and potential customers, and our total number of orders and average order value may decline due to increased competition. Continued competition from our suppliers may also continue to negatively impact our business and results of operations, including through reduced sales, lower operating margins, reduced profitability, loss of market share and diminished brand recognition. We have implemented and will continue to implement several strategies to attempt to overcome the challenges created by our suppliers selling directly to our customers and potential customers, including optimizing our pricing, selling the complete job, continuing to increase our mix of house brands products and improving our websites, which may not be successful. If these strategies are not successful, our operating results and financial conditions could be materially and adversely affected.

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

A public health pandemic, such as the COVID-19 pandemic, or another pandemic and its effects, potentially could adversely affect future years.

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

We sell aftermarket auto parts consisting of replacement parts, hard parts, and other parts and accessories. Demand for our products has been and may continue to be adversely affected by general economic conditions, consumer sentiment, unemployment levels, inflation, rising interest rates from the U.S. Federal Reserve as a response to inflation, or other heightened cost pressures on consumers. In declining economies, consumers often defer regular vehicle maintenance and may forego purchases of nonessential performance and accessories products, which can result in a decrease in demand for auto parts in general. Consumers also defer purchases of new vehicles, which immediately impacts other parts and accessories, which are generally purchased in the first six months of a vehicle’s lifespan. In addition, during economic downturns some competitors may become more aggressive in their pricing practices, which would adversely impact our gross margin and could cause large fluctuations in our stock price. Certain suppliers may exit the industry which may impact our ability to procure parts and may adversely impact gross margin as the remaining suppliers increase prices to take advantage of limited competition.

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

As of December 28, 2024, our NOL carryforwards for federal and state were $127,019 and $93,822, respectively. In order to preserve our substantial tax assets associated with the NOLs and built-in-losses under Section 382 of the Internal Revenue Code, we adopted a Tax Benefits Preservation Agreement (“Rights Agreement”). Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases of our common stock in amounts greater than specified levels, which will be beyond our control, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. The Rights Agreement is intended to impose certain ownership limitations to prevent the purchase of our common stock in amounts that could jeopardize our ability to utilize our NOLs. While we entered into the Rights Agreement in order to preserve our NOLs, the Rights Agreement could inhibit acquisitions of significant stake in us and may prevent a change in our control. As a result, the Rights Agreement may have an “anti-takeover” effect. Similarly, the limits on the amount of common stock that a stockholder may own may make it more difficult for stockholders to replace current management or members of the board of directors. Although we have taken steps intended to preserve our ability to utilize our NOLs, including the adoption of the Rights Agreement, such efforts may not be successful.

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

Changes in U.S. and foreign governments’ trade policies have resulted in, and may continue to result in, tariffs on imports into and exports from the U.S., among other restrictions. Throughout 2018 and 2019, and just recently in 2025, the U.S. imposed tariffs on imports from several countries, including China. In February 2025, the U.S. administration announced increased tariff on imports from China, where a significant portion of our products are sourced. Following the U.S. administration’s announcements, China has also announced corresponding retaliatory tariff measures. We are closely monitoring this evolving situation and evaluating our responses, which may include price adjustments or other cost-mitigation measures. However, there can be no assurance that we will be able to fully mitigate the impact of such tariffs or trade restrictions. If further tariffs are imposed on imports of our products, or retaliatory trade measures are  taken by China or other countries in response to existing or future tariffs, we could be forced to raise prices on all of our imported products or make changes to our operations, any of which could materially harm our revenue or operating results. Any additional future tariffs or quotas imposed on our products or related materials may impact our sales, gross margin and profitability if we are unable to pass increased prices onto our customers. Currently, we cannot fully determine how these tariffs will affect our business operations. The overall impact on our business will be influenced by several variables, including the duration and potential expansion of current tariffs, future changes to tariff rates, scope, or enforcement, retaliatory measures by impacted trade partners, inflationary effects and broader macroeconomic responses, changes to consumer purchasing behavior, and the effectiveness of our responses in managing these challenges.

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

We regard our trademarks, trade secrets and similar intellectual property such as our proprietary back-end order processing and fulfillment code and process as important to our success. We rely on trademark and copyright law, and trade secret protection, and confidentiality and/or license agreements with employees, customers, partners and others to protect our proprietary rights. We cannot be certain that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, our proprietary rights may be infringed or misappropriated, and we could be required to incur significant expenses to preserve them. In the past we have filed litigation to protect our intellectual property rights. The outcome of such litigation can be uncertain, and the cost of prosecuting such litigation may have an adverse impact on our earnings. We have common law trademarks, as well as pending federal trademark registrations for several marks and several registered marks. However, any registrations may not adequately cover our intellectual property or protect us against infringement by others. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services may be made available online. We also currently own or control a number of Internet domain names, including www.carparts.com, www.jcwhitney.com, www.autopartswarehouse.com and www.usautoparts.com, and have invested time and money in the purchase of domain names and other intellectual property, including the development of our app, which may be impaired if we cannot protect such intellectual property. We may be unable to protect these domain names or acquire or maintain relevant domain names in the United States and in other countries. If we are not able to protect our trademarks, domain names or other intellectual property, we may experience difficulties in achieving and maintaining brand recognition and customer loyalty.

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

Recently, more attention is being directed towards publicly traded companies regarding ESG matters. A failure, or perceived failure, to respond to investor, employee or customer expectations related to ESG concerns could impact the value of our brand, the cost of our operations or relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG matters could adversely affect our business.

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

Moreover, we are subject to the Payment Card Industry Data Security Standard ("PCI DSS"), issued by the PCI Council. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. We cannot be certain that all of our information technology systems are able to prevent, contain or detect any cyber-attacks, cyber terrorism, or security breaches from known malware or malware that may be developed in the future. To the extent that any disruption results in the loss, damage or misappropriation of information, we may be materially adversely affected by claims from customers, financial institutions, regulatory authorities, payment card associations and others. In addition, the cost of complying with stricter privacy and information security laws and standards could be significant to us. We currently are deemed to be PCI compliant by PCI DSS 4.0.1, the new security standards as issued by the PCI Council. In the future, there could be additional new standards and there is no guarantee that we will be able to conform to these new standards, and if we fail to meet these standards, we could become subject to fines and other penalties and experience a significant increase in payment card transaction costs. In addition, such failure could damage our reputation, inhibit sales, and adversely affect our business.

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

We maintain an enterprise resource planning system that was implemented in fiscal year 2022, and we may occasionally update or integrate other IT systems. Problems with the design, integration or implementation of these systems could interfere with our business and operations.

We recently completed a multi-year implementation of a new global enterprise resource planning system (ERP) in that was implemented in fiscal year 2022. The ERP is designed to accurately maintain the company's books and records and provide important information to the company's management team for use in the operation of the business. The Company's ERP required the investment of significant human and financial resources. If the ERP system does not continue to operate as intended, or requires significant updates, it could adversely affect our financial reporting systems and our ability to produce financial reports and process transactions. Additionally, if we are unable to successfully maintain or implement any new IT system, remediate, update or integrate our existing systems at times when necessary, our financial position, results of operations and cash flows could be negatively impacted.

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

Since the completion of our initial public offering in February 2007 through December 28, 2024, the trading price of our common stock has been volatile. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

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

While management has concluded that our internal controls over financial reporting were effective as of December 28, 2024, we have in the past identified, and could in the future identify, a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.

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

Our Board of Directors has periodically authorized share repurchases, funded from available working capital, including up to $30 million authorized in July 2021. The share repurchase program has an expiration date of July 26, 2026. Although our Board of Directors has authorized our share repurchase program, this program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, there can be no guarantee that repurchases made under our share repurchase program, if any, will enhance shareholder value. As of December 28, 2024, the Company remained authorized to repurchase up to approximately $25,234 in shares of its common stock.

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

On September 18, 2024, we received a deficiency letter (the “Deficiency Letter”) from the Listing Qualifications Department (the “Staff”) of Nasdaq indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until March 17, 2025, to regain compliance. While we regained compliance with the Bid Price Rule in January 2025, there can be no assurance that we will not face similar challenges relating to Nasdaq compliance in the future, including compliance with the Bid Price Rule.

If Nasdaq delists our common stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. In such case, our stockholders’ ability to trade, or obtain quotations of the market value of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of these securities. In addition, delisting could also result in a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities.

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

ITEM 2.                PROPERTIES

As of December 28, 2024, the total square footage of our leased office and distribution centers was 1,281,000 square feet. This includes approximately 1,265,000 square feet for our corporate headquarters located in Torrance, California and distribution centers in Illinois, Virginia, Nevada, Texas and Florida; and approximately 16,000 square feet of office space in the Philippines.

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

Holders

As of March 18, 2025, there were approximately 7 registered stockholders of record of our common stock.

Dividend Policy

No dividends on common stock were paid during the fiscal year ended December 28, 2024. We do not anticipate that we will declare or pay any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends on our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, any Credit Agreement restrictions, and other factors the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities

None.

Stock Performance Graph

As a smaller reporting company, we are not required to provide the information requested by this item pursuant to Item 201(e) of Regulation S-K.

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

Overview

We are a leading online provider of aftermarket auto parts, including replacement parts, hard parts, and other parts and accessories. Our proprietary product database maps our SKUs to product applications based on vehicle makes, models and years. We principally sell our products to individual consumers through our flagship website at www.carparts.com, our app, and online marketplaces. Our corporate website is located at www.carparts.com/investor. The inclusion of our website addresses in this report does not include or incorporate by reference into this report any information on our websites.

We believe disintermediating the traditional auto parts supply chain and selling products directly to customers online allows us to efficiently deliver products to our customers. Industry-wide trends that support our strategy and future growth include:

1.Number of SKUs required to serve the market. The number of automotive SKUs has grown dramatically over the last several years. In today’s market, unless the consumer is driving a high volume produced vehicle and needs a simple maintenance item, the part they need is not typically on the shelf at a brick-and-mortar store. We believe our user-friendly flagship website, and app, provides customers with a favorable alternative to the brick-and-mortar shopping experience by offering a comprehensive selection of approximately 1,544,000 SKUs with detailed product descriptions, attributes and photographs combined with the flexibility of fulfilling orders using both drop-ship and stock-and-ship methods.
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

Executive Summary

For fiscal year 2024, the Company’s operations generated net sales of $588,846, compared to $675,729 for fiscal year 2023, representing a decrease of 12.9%. The Company incurred a net loss of $40,601 for fiscal year 2024 compared to a net loss of $8,223 for fiscal year 2023. The Company’s net loss before interest (income) expense, net, income tax provision, depreciation and amortization expense, amortization of intangible assets, share-based compensation expense, workforce transition costs, and distribution center costs ("Adjusted EBITDA"), was $(7,055) in fiscal year 2024 compared to $19,687 in fiscal year 2023. Refer to the section below titled “Non-GAAP measures” for information regarding our use of Adjusted EBITDA and a reconciliation from net loss.

Net sales decreased in fiscal year 2024 compared to fiscal year 2023 primarily driven by the continued challenging consumer environment and our re-pricing strategy to focus on higher value customers. Gross profit decreased by 14.2% to $196,739. Gross margin decreased 50 basis points to 33.4% in fiscal year 2024 compared to 33.9% in fiscal year 2023. The decrease in gross margin was primarily driven by unfavorable freight costs, partially offset by our re-pricing strategy.

Total expenses, which primarily consisted of cost of sales and operating expense, increased in fiscal year 2024 compared to the same period in 2023. The components of cost of sales and operating costs are described in further detail under “Components of Results of Operations” below.

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

The Company believes that these non-GAAP financial measures provide important supplemental information to management and investors. These non-GAAP financial measures reflect an additional way of viewing aspects of the Company’s operations that, when viewed with the accounting principles generally accepted in the United States (“GAAP”) results and the accompanying reconciliation to corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting the Company’s business and results of operations.

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

The table below reconciles net loss to Adjusted EBITDA for the periods presented (in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023
Net loss	$(40,601)	$(8,223)
Depreciation & amortization	18,975	16,690
Amortization of intangible assets	121	36
Interest (income) expense, net	(301)	(636)
Income tax provision	267	145
EBITDA	$(21,539)	$8,012
Stock compensation expense	$11,985	$11,675
Workforce transition costs(1)	617	—
Distribution center costs(2)	1,882	—
Adjusted EBITDA	$(7,055)	$19,687
(1)	We incurred workforce transition costs, primarily related to severance, as part of our recent workforce reductions.
(2)	We incurred certain non-recurring costs, primarily overlapping rent expense, attributable to moving to our new Las Vegas, Nevada distribution center.

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

Presentation of Results of Operations and Liquidity and Capital Resources

The following discussion and analysis of our Results of Operations and Liquidity and Capital Resources includes a comparison of fiscal year 2024 to fiscal year 2023. A similar discussion and analysis which compares fiscal year 2023 to fiscal year 2022 may be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report filed with the SEC pursuant to Section 13 or 15(d) under the Exchange Act on March 8, 2024.

Results of Operations

The following table sets forth our results of operations for the fiscal years presented, expressed as a percentage of net sales:

	Fiscal Year Ended
	December 28, 2024	December 30, 2023
Net sales	100.0%	100.0%
Cost of sales	66.6	66.1
Gross profit	33.4	33.9
Operating expense	40.3	35.4
Loss from operations	(6.9)	(1.5)
Other income (expense):
Other income, net	0.2	0.5
Interest expense	(0.2)	(0.2)
Total other income, net	(0.0)	0.3
Loss before income taxes	(6.9)	(1.2)
Income tax provision	0.0	0.0
Net loss	(6.9)%	(1.2)%

Fifty-Two Weeks Ended December 28, 2024 Compared to the Fifty-Two Weeks Ended December 30, 2023

Net Sales and Gross Margin

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	$ Change	% Change

	(in thousands)
Net sales	$588,846	$675,729	$(86,883)	(12.9)%
Cost of sales	392,107	446,323	(54,216)	(12.1)%
Gross profit	$196,739	$229,406	$(32,667)	(14.2)%
Gross margin	33.4%	33.9%		(0.5)%

Net sales decreased $86,883, or 12.9%, for fiscal year 2024 compared to fiscal year 2023 primarily driven by the continued challenging consumer environment and our re-pricing strategy to focus on higher value customers.

Gross profit decreased $32,667, or 14.2%, in fiscal year 2024 compared to fiscal year 2023. Gross margin decreased 50 basis points to 33.4% in fiscal year 2024 compared to 33.9% in fiscal year 2023. The decrease in gross margin was primarily driven by unfavorable freight costs, partially offset by our re-pricing strategy.

Operating Expense

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	$ Change	% Change

	(in thousands)
Operating expense	$237,374	$239,287	$(1,913)	(0.8)%
Percent of net sales	40.3%	35.4%		4.9%

Operating expense decreased $1,913, or 0.8%, for fiscal year 2024 compared to fiscal year 2023. Operating expense as a percent of net sales increased 4.9% to 40.3% in fiscal year 2024, mainly attributable to investments in our business, such as brand and marketing investments and one-time costs related to the move to the new Las Vegas distribution center, in addition to an unfavorable marketing spend.

Total Other Income, Net

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	$ Change	% Change

	(in thousands)
Total other income, net	$301	$1,803	$(1,502)	(83.3)%
Percent of net sales	(0.0)%	0.3%		(0.3)%

Total other income, net, decreased $1,502, or 83.3%, for fiscal year 2024 compared to fiscal year 2023 primarily driven by a decrease in interest income due to a lower cash balance during 2024.

Income Tax Provision

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	$ Change	% Change

	(in thousands)
Income tax provision	$267	$145	$122	84.1%
Percent of net sales	0.0%	0.0%		0.0%

The Company accounts for income taxes in accordance with ASC 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversal of existing taxable temporary differences. ASC 740 provides that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years or losses expected in early future years. As of December 28, 2024, due to cumulative losses in recent years, the Company maintained a valuation allowance in the amount of $45,463 against deferred tax assets that were not more likely than not to be realized.

As of December 28, 2024, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. As of December 28, 2024, the Company’s federal and state NOL carryforwards were $127,019 and $93,822, respectively. Federal NOL carryforwards of $891 were acquired in the acquisition of WAG which are subject to Section 382 of the Code and limited to an annual usage limitation of $135. The Company’s federal NOL carryforwards begin to expire in 2029, while state NOL carryforwards also begin to expire in 2029.

Liquidity and Capital Resources

Sources of Liquidity

During the fifty-two weeks ended December 28, 2024, we primarily funded our operations with cash and cash equivalents generated from operations. We had cash and cash equivalents of $36,397 as of December 28, 2024, representing a $14,554 decrease from $50,951 of cash and cash equivalents as of December 30, 2023. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our Credit Facility will be sufficient to finance our operations through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).

As of December 28, 2024 and December 30, 2023, our working capital was $48,445 and $80,352, respectively.

Cash Flows

	Fiscal Year Ended
	December 28, 2024	December 30, 2023
Net cash provided by operating activities	$10,338	$50,001
Net cash used in investing activities	(20,557)	(11,901)
Net cash used in financing activities	(4,422)	(5,916)
Effect of exchange rate changes on cash	87	—
Net change in cash and cash equivalents	$(14,554)	$32,184

Operating Activities

Net cash provided by operating activities for the fiscal years ended December 28, 2024 and December 30, 2023 was $10,338 and $50,001, respectively. The decrease in net cash provided by operating activities was primarily driven by a lower net cash inflow from the change in working capital, in addition to the higher net loss for 2024.

Investing Activities

For the fiscal year ended December 28, 2024, net cash used in investing activities was primarily the result of additions to property and equipment of $20,573, which are mainly related to capitalized website and software development costs and machinery and equipment additions, primarily related to the new Las Vegas distribution center. For the fiscal year ended December 30, 2023, net cash used in investing activities was primarily the result of additions to property and equipment of $11,879, which are mainly related to capitalized website and software development costs.

Financing Activities

Net cash used in financing activities was $4,422 and $5,916 for the fiscal years ended December 28, 2024 and December 30, 2023, respectively. The decrease was primarily attributable to the absence of proceeds from the exercise of stock options in 2024.

Debt and Available Borrowing Resources

Total debt was $12,313 as of December 28, 2024 compared to $16,635 as of December 30, 2023 and primarily consists of right-of-use obligations-finance.

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

As of December 28, 2024 and December 30, 2023, our outstanding revolving loan balance was $0, respectively. The outstanding standby letters of credit balance as of December 28, 2024 and December 30, 2023 was $680, respectively, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheets. We use the trade letters of credit in the ordinary course of business to satisfy certain vendor obligations.

Loans drawn under the Credit Facility bear interest at a per annum rate equal to either (a) SOFR plus an applicable margin of 1.50% to 2.00% per annum based on the Company’s fixed charge coverage ratio, or (b) an “alternate prime base rate” subject to an increase from 0.00% to 0.50% per annum based on the Company’s fixed charge coverage ratio. As of December 28, 2024, the Company’s SOFR based interest rate was 6.46% and the Company’s prime based rate was 8.00%. A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of either 0.20% or 0.25% per annum based on the amount of undrawn availability, is payable monthly.  Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if “excess availability,” as defined under the Credit Agreement, is less than the $9,000 (12% of the aggregate revolving commitment) for three consecutive business days, and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $9,000 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). The Company’s required excess availability related to the “Covenant Testing Trigger Period” (as defined under the Credit Agreement) is less than $7,500 (10% of the aggregate revolving commitment) for three consecutive business days, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, and continuing until excess availability has been greater than or equal to $7,500 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment).

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

Events of default under the Credit Agreement include: failure to timely make payments due under the Credit Agreement; material misrepresentations or misstatements under the Credit Agreement and other related agreements; failure to comply with covenants under the Credit Agreement and other related agreements; certain defaults in respect of other material indebtedness; insolvency or other related events; certain defaulted judgments; certain ERISA-related events; certain security interests or liens under the loan documents cease to be, or are challenged by the Company or any of its subsidiaries as not being, in full force and effect; any loan document or any material provision of the same ceases to be in full force and effect; and certain criminal indictments or convictions of any Loan Party. As of December 28, 2024, the Company was in compliance with all covenants under the Credit Agreement.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Actual results could differ from those estimates under different assumptions and conditions. We believe that of our significant accounting policies, which are described in Note 1 – Summary of Significant Accounting Policies and Nature of Operations” of the Notes to Consolidated Financial Statements, the following accounting policies and estimates set forth below involve a greater degree of judgment or complexity.

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

Impairment of Long-Lived Assets. We assess potential impairments whenever events or changes in circumstances indicate that the carrying value of our long-lived assets, or asset group, may not be recoverable. If an indicator of impairment exists, we review the recoverability of our long-lived assets by estimating the undiscounted future cash flows compared to the carrying value of such assets. An impairment loss will result when the carrying value of the asset group exceeds the undiscounted future cash flows of the asset group. Impairment losses will be recognized in operating results. No impairment charges were recorded for the fiscal years ended December 28, 2024 and December 30, 2023.

ITEM 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.

Interest Rate Risk

We are subject to interest rate risk in connection with our revolving loan under our Credit Facility, which bears an interest rate based on a SOFR, plus an applicable margin, and a prime based rate. As of December 28, 2024, we had a balance of $0 outstanding under our revolving loan. A hypothetical 100 basis point change in interest rates would not materially affect our interest expense and cash flows.

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

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed with the SEC under the Exchange Act, is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 28, 2024 pursuant to Rule 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objectives for which they were designed and operated at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We assessed the effectiveness of our internal control over financial reporting as of December 28, 2024, based on the “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment was conducted utilizing our documentation of policies and procedures, risk control matrices, gap analysis, key process walk-throughs and management’s knowledge of and interaction with its controls and testing of our key controls.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on such assessment and criteria, management has concluded that the internal controls over financial reporting were effective as of December 28, 2024.

Changes in Internal Control Over Financial Reporting

The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter ended December 28, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

ITEM 9B.                OTHER INFORMATION

During the thirteen weeks ended December 28, 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K.)

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Identification of Directors. The information under the caption “Election of Directors,” appearing in the Proxy Statement to be filed in connection with our Annual Meeting of Stockholders (“Proxy Statement”), is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2024.
(b)	Identification of Executive Officers and Certain Significant Employees. The information under the caption “Executive Officers,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2024.
(c)	Compliance with Section 16(a) of the Exchange Act. The information under the caption “Delinquent Section 16(a) Reports,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2024.
(d)	We have adopted a Code of Ethics and Business Conduct which applies to all directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees. The full text of our Code of Ethics and Business Conduct is available on the Investor Relations section of our website at www.carparts.com/investor which can be directly accessed at www.carparts.com/investor/corporate-governance. We intend to disclose future amendments to certain provisions of the Code of Ethics and Business Conduct, and any waivers of provisions of the Code of Ethics and Business Conduct required to be disclosed under the rules of the SEC, at the same location on our website.
(e)	Board Committees. The information under the caption “Corporate Governance — Board Committees and Meetings,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2024.

ITEM 11.                EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation and Other Information”, appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2024.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Securities Authorized for Issuance Under Equity Compensation Plans” and “Ownership of Securities by Certain Beneficial Owners and Management,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2024.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Corporate Governance — Director Independence” and “Certain Relationships and Related Transactions,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2024.

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Fees Paid to Independent Registered Public Accounting Firm,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2024.

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

ITEM 16.               FORM 10-K SUMMARY

Not applicable.

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

10.43+	Employment Agreement dated October 28, 2024, between the Company and David Meniane

10.44+	Employment Agreement dated October 28, 2024, between the Company and Ryan Lockwood

10.45+	Employment Agreement, dated October 28, 2024, between the Company and Michael Huffaker

10.46+	Employment Agreement, dated October 28, 2024, between the Company and Kals Subramanian

19	CarParts.com, Inc. Insider Trading Policy

21.1	Subsidiaries of CarParts.com, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included as part of signature page).

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97

CarParts.com, Inc. Executive Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2024).

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CarParts.com, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CarParts.com, Inc. and its subsidiaries (the Company) as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations and comprehensive operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Inventory Reserves

As disclosed in Note 1 to the consolidated financial statements, inventory is reported net of a reserve for obsolete and slow-moving products. The process of determining the inventory reserve requires management to evaluate and make judgments about expected disposition of inventory, generally, through sales or liquidations of obsolete products, and expected recoverable values based on currently available or historical information.

We identified the inventory reserve as a critical audit matter as there was a high degree of auditor judgment, subjectivity and increased audit effort when performing audit procedures to evaluate management’s significant assumptions, including the assumption that the historical inventory movements are indicative of future sales.

Our audit procedures related to the Company’s estimation of inventory reserves included the following, among others:

●	Tested management’s process for determining the inventory reserve.

●	Developed an independent expectation of slow-moving and obsolete inventory at year-end based on historical trends and other sources of independently obtained industry data and compared it to management’s estimate.

●	Evaluated subsequent events or transactions occurring prior to the date of the auditor’s report.

Long-lived Asset Impairment Test

As disclosed in Note 1 to the consolidated financial statements, management assesses long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. If an indicator of impairment exists for any grouping of assets, management tests the asset group for impairment by comparing estimates of future undiscounted cash flows expected to be generated by the asset group to the carrying value of the asset group. If the carrying value of the asset group is greater than the estimated future undiscounted future cash flows, the asset group is considered impaired, and an impairment charge is recorded for the amount by which the carrying value of the asset group exceeds its fair value. As of December 28, 2024, the Company concluded that its sole asset group exhibited indicators of impairment, which required management to test the asset group for impairment. No impairment charges were necessary as a result of the indicator of impairment that existed as of December 28, 2024.

We identified the evaluation of management’s long-lived asset impairment test as a critical audit matter because of the significant judgment required by management in determining the estimated undiscounted future cash flows, including assumptions related to the forecasted revenue, gross profit margin, operating expenses and adjusted earnings before interest, tax, depreciation and amortization. Auditing management’s assumptions required significant auditor judgment and increased audit effort, including the involvement of valuation specialists, due to the potential impact of these assumptions on the accounting estimate.

Our audit procedures related to the evaluation management’s long-lived asset impairment test included the following, among others:

●	Developed an independent estimate of undiscounted future cash flows, including estimates of future revenue, gross profit margin, operating expenses and adjusted earnings before interest, tax, depreciation and amortization, using historical results and available industry information.

●	Utilized our valuation specialists to corroborate market multiples used by management to estimate the residual value of the asset group by comparing it to publicly available external market data.

/s/ RSM US LLP

We have served as the Company's auditor since 2015.

Irvine, California

March 25, 2025

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value Data)

	December 28,	December 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$36,397	$50,951
Accounts receivable, net	6,098	7,365
Inventory, net	90,353	128,901
Other current assets	6,020	6,121
Total current assets	138,868	193,338
Property and equipment, net	32,206	26,389
Right-of-use - assets - operating leases, net	26,682	19,542
Right-of-use - assets - finance leases, net	10,765	15,255
Other non-current assets	2,053	3,331
Total assets	$210,574	$257,855
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$60,365	$77,851
Accrued expenses	16,083	20,770
Right-of-use - obligation - operating, current	5,810	4,749
Right-of-use - obligation - finance, current	3,471	4,308
Other current liabilities	4,694	5,308
Total current liabilities	90,423	112,986
Right-of-use - obligation - operating, non-current	23,203	16,742
Right-of-use - obligation - finance, non-current	8,842	12,327
Other non-current liabilities	2,931	2,969
Total liabilities	125,399	145,024
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 57,454 and 56,303 shares issued and outstanding as of December 28, 2024 and December 30, 2023 (of which 3,786 are treasury stock)	61	60
Treasury stock	(11,912)	(11,912)
Additional paid-in capital	325,546	312,874
Accumulated other comprehensive income	1,055	783
Accumulated deficit	(229,575)	(188,974)
Total stockholders’ equity	85,175	112,831
Total liabilities and stockholders' equity	$210,574	$257,855

See accompanying notes to consolidated financial statements.

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(In Thousands, Except Per Share Data)

	Fiscal Year Ended
	December 28,	December 30,
	2024	2023
Net sales	$588,846	$675,729
Cost of sales (1)	392,107	446,323
Gross profit	196,739	229,406
Operating expense	237,374	239,287
Loss from operations	(40,635)	(9,881)
Other income (expense):
Other income, net	1,466	3,197
Interest expense	(1,165)	(1,394)
Total other income, net	301	1,803
Loss before income taxes	(40,334)	(8,078)
Income tax provision	267	145
Net loss	(40,601)	(8,223)
Other comprehensive gain (loss):
Foreign currency adjustments	87	—
Actuarial gain (loss) on defined benefit plan	185	(305)
Unrealized loss on deferred compensation trust assets	—	(38)
Total other comprehensive gain (loss)	272	(343)
Comprehensive loss	$(40,329)	$(8,566)
Net loss per share:
Basic and diluted net loss per share	$(0.71)	$(0.15)
Weighted-average common shares outstanding:
Shares used in computation of basic and diluted net loss per share	57,026	56,570
(1)	Excludes depreciation and amortization expense which is included in operating expense as described in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations”.

See accompanying notes to consolidated financial statements.

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance, December 31, 2022	54,653	$57	$297,265	$(7,625)	$1,126	$(180,751)	$110,072
Net loss	—	—	—	—	—	(8,223)	(8,223)
Issuance of shares in connection with stock option exercise	1,674	2	2,648	—	—	—	2,650
Issuance of shares in connection with restricted stock units vesting	1,078	1	—	—	—	—	1
Issuance of shares in connection with BOD fees	5	—	23	—	—	—	23
Issuance of shares in connection with ESPP	114	—	483	—	—	—	483
Share-based compensation	—	—	12,479	—	—	—	12,479
Stock repurchase	(1,221)	—	(24)	(4,287)	—	—	(4,311)
Actuarial loss on defined benefit plan	—	—	—	—	(305)	—	(305)
Unrealized loss on deferred compensation trust assets	—	—	—	—	(38)	—	(38)
Balance, December 30, 2023	56,303	$60	$312,874	$(11,912)	$783	$(188,974)	$112,831
Net loss	—	—	—	—	—	(40,601)	(40,601)
Issuance of shares in connection with restricted stock units vesting	847	1	(471)	—	—	—	(470)
Issuance of shares in connection with BOD fees	34	—	43	—	—	—	43
Officers and directors stock purchase plan	10	—	10	—	—	—	10
Issuance of shares in connection with ESPP	260	—	359	—	—	—	359
Share-based compensation	—	—	12,731	—	—	—	12,731
Foreign currency adjustments	—	—	—	—	87	—	87
Actuarial gain on defined benefit plan	—	—	—	—	185	—	185
Balance, December 30, 2024	57,454	$61	$325,546	$(11,912)	$1,055	$(229,575)	$85,175

See accompanying notes to consolidated financial statements.

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended
	December 28,	December 30,
	2024	2023
Operating activities
Net loss	$(40,601)	$(8,223)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	18,975	16,690
Amortization of intangible assets	121	36
Share-based compensation expense	11,985	11,675
Stock awards issued for non-employee director service	43	23
Stock awards related to officers and directors stock purchase plan from payroll deferral	10	—
Gain from disposition of assets	(70)	(78)
Amortization of deferred financing costs	65	65
Changes in operating assets and liabilities:
Accounts receivable	1,267	(1,101)
Inventory	38,547	6,681
Other current assets	102	549
Other non-current assets	1,168	(248)
Accounts payable and accrued expenses	(21,187)	23,696
Other current liabilities	(615)	686
Right-of-use obligation - operating leases - current	1,514	631
Right-of-use obligation - operating leases - long-term	(1,131)	(714)
Other non-current liabilities	145	(367)
Net cash provided by operating activities	10,338	50,001
Investing activities
Additions to property and equipment	(20,573)	(11,879)
Cash paid for intangible assets	(76)	(108)
Proceeds from sale of property and equipment	92	86
Net cash used in investing activities	(20,557)	(11,901)
Financing activities
Borrowings from revolving loan payable	229	244
Payments made on revolving loan payable	(229)	(244)
Repurchase of treasury stock	—	(4,311)
Payments on finance leases	(4,311)	(4,738)
Net proceeds from issuance of common stock for ESPP	359	483
Statutory tax withholding payment for share-based compensation	(470)	—
Proceeds from exercise of stock options	—	2,650
Net cash used in financing activities	(4,422)	(5,916)
Effect of exchange rate changes on cash	87	—
Net change in cash and cash equivalents	(14,554)	32,184
Cash and cash equivalents, beginning of period	50,951	18,767
Cash and cash equivalents, end of period	$36,397	$50,951
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use operating asset acquired	$12,857	$—
Right-of-use finance asset acquired	$—	$784
Accrued asset purchases	$502	$1,499
Share-based compensation expense capitalized in property and equipment	$746	$804
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$178	$210
Cash paid during the period for interest	$1,165	$1,394
Cash received during the period for interest	$1,466	$2,030

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

The Company’s products consist of replacement parts serving the wear and tear and body repair market, hard parts to serve the maintenance and repair market, and other parts and accessories. The replacement parts category is primarily comprised of body parts for the exterior of an automobile as well as certain other mechanical or electrical parts that are not related to the functioning of the engine or drivetrain. Our parts in this category typically replace original body parts that have been damaged as a result of general wear and tear or a collision. In addition, we sell an extensive line of mirror products, including one of our own house brands called Kool-Vue®, which are marketed and sold as aftermarket replacement parts and as upgrades to existing parts. The hard parts category is primarily comprised of engine components and other mechanical and electrical parts including one of our house brands of catalytic converters called Evan Fischer®. These hard parts serve as replacement parts that are generally used by professionals and do-it-yourselfers for engine and mechanical maintenance and repair. We also offer other parts and accessories, which generally consist of parts that enhance the performance of the automobile, upgrade existing functionality of a specific part or improve the physical appearance or comfort of the automobile, including parts from one of our own house brands, JC Whitney®.

The Company is a Delaware C corporation and is headquartered in Torrance, California. The Company has employees located in both the United States and the Philippines.

Fiscal Year

The Company’s fiscal year is based on a 52/53 week fiscal year ending on the Saturday closest to December 31. The fiscal year ended December 28, 2024 (fiscal year 2024) is a 52 week period and December 30, 2023 (fiscal year 2023) is a 52 week period.

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

Segment Information

The Company manages its operations as a single operating and reportable segment in accordance with ASC 280, Segment Reporting. The Company’s chief operating decision maker (“CODM”) reviews the consolidated financial information for purposes of allocating resources and making operating decisions. Refer to “Note 11 – Segment Information” for further information.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are stated net of allowance for expected credit losses. The allowance for expected credit losses is determined primarily on the basis of past collection experience and general economic conditions. The Company determines terms and conditions for its customers primarily based on the volume purchased by the customer, customer creditworthiness and past transaction history.

Concentrations of credit risk are primarily limited to the offline sales customer base to which the Company’s products are sold, which is related to trade receivables that are approximately 22% and 20% of total accounts receivable, net, balance as of the year ended December 28, 2024 and December 30, 2023, respectively. The Company does not believe significant concentrations of credit risk exist as a significant portion of the outstanding trade receivables balance is insured by a third-party credit insurance company.

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

Inventory as of December 28, 2024 and December 30, 2023 included items in-transit to our distribution centers, in the amounts of $19,964 and $26,801, respectively.

Website and Software Development Costs

The Company capitalizes certain costs associated with website and software developed for internal use according to ASC 350-50 - Intangibles – Goodwill and Other – Website Development Costs and ASC 350-40 Intangibles – Goodwill and Other – Internal-Use Software, when both the preliminary project design and testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website and software development such as payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use software project and website. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. These amounts are amortized on a straight-line basis over two to five years once the software and/or website enhancement is placed into service. The Company capitalized website and software development costs of $16,264 and $9,951 during fiscal years 2024 and 2023, respectively. As of December 28, 2024 and December 30, 2023, our internally developed website and software costs amounted to $40,471 and $24,215, respectively, and the related accumulated amortization amounted to $24,625 and $13,608, respectively.

Long-Lived Assets and Intangibles Subject to Amortization

The Company accounts for the impairment and disposition of long-lived assets, including intangibles subject to amortization, in accordance with ASC - 360 Property, Plant and Equipment (“ASC 360”). Management assesses potential impairments whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. If an indicator of impairment exists for any grouping of assets, an estimate of the undiscounted future cash flows is compared to its carrying value. An impairment loss will result when the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset or asset group. Impairment losses will be recognized in operating results. No impairment charges were recorded for the fiscal years ending December 28, 2024 and December 30, 2023.

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

No customer accounted for more than 10% of the Company’s net sales.

The following table provides an analysis of the allowance for sales returns and the allowance for expected credit losses (in thousands):

		Charged to
	Balance at	Revenue,		Balance at
	Beginning	Cost or		End of
	of Period	Expenses	Deductions	Period
Fifty-Two Weeks Ended December 28, 2024
Allowance for sales returns	$3,191	$42,542	$(42,845)	$2,888
Allowance for expected credit losses	1	144	(76)	69
Fifty-Two Weeks Ended December 30, 2023
Allowance for sales returns	$3,073	$45,526	$(45,408)	$3,191
Allowance for expected credit losses	35	(6)	(28)	1

Cost of Sales

Cost of sales consists of the direct costs associated with procuring parts from suppliers and delivering products to customers. These costs include direct product costs, outbound freight and shipping costs, warehouse supplies and warranty costs, partially offset by purchase discounts. Total freight and shipping expense, excluding surcharges, included in cost of sales for fiscal years 2024 and 2023 was $100,768 and $106,018, respectively. Depreciation and amortization expenses are excluded from cost of sales and included in operating expense.

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

Operating Expense

Operating expense consists of marketing, general and administrative, fulfillment, and technology expense. The Company also includes share-based compensation expense in the applicable operating expense category based on the respective equity award recipient’s function. Marketing costs, including advertising, are expensed as incurred. The majority of advertising expense is paid to internet search engine service providers, television advertising, and internet commerce facilitators. For fiscal years 2024 and 2023, the Company incurred advertising costs of $81,860 and $83,146, respectively. Marketing expense also includes payroll and related expenses associated with our customer service and marketing personnel. General and administrative expense consists primarily of administrative payroll and related expenses, merchant processing fees, legal and professional fees and other administrative costs. Fulfillment expense consists primarily of payroll and related costs associated with warehouse employees and the Company’s purchasing group, facilities rent, building maintenance, depreciation and other costs associated with inventory management and wholesale operations. Technology expense consists primarily of payroll and related expenses of the Company’s information technology personnel, the cost of hosting the Company’s servers, communications expenses and internet connectivity costs, computer support and website and software development amortization expense. Marketing expense, general and administrative expense, and fulfillment expense also includes depreciation and amortization expense.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC 718 - Compensation – Stock Compensation (“ASC 718”). All share-based payment awards issued to employees are recognized as share-based compensation expense in the statements of operations and comprehensive operations based on their respective grant date fair values. Compensation expense for service-based restricted stock units and restricted stock awards are based on the closing stock price of our common stock on the date of grant, and is recognized on a straight-line basis over the requisite service period. Compensation expense for performance-based awards is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria.

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

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely to be realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of

December 28, 2024, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.

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

Foreign Currency Translation

In accordance with ASC 830, Foreign Currency Matters, the functional currency for our Philippines subsidiary is the U.S. dollar, our reporting currency. Foreign currency assets and liabilities are remeasured into U.S. dollars using current exchange rates, except for nonmonetary assets and equity, which are remeasured at historical exchange rates. Revenue and expenses are remeasured using average exchange rates during the fiscal year, except for expenses related to nonmonetary assets, which are remeasured at historical exchange rates.

Comprehensive Loss

The Company reports comprehensive loss in accordance with ASC 220 - Comprehensive Income (“ASC 220”). Accumulated other comprehensive income, included in the Company’s consolidated balance sheets, includes one-time foreign currency translation adjustments related to the Company’s foreign operations, unrealized loss on deferred compensation trust assets, and actuarial gain (loss) on the Company’s defined benefit plan in the Philippines. The Company presents the components of net loss and other comprehensive gain (loss) in its consolidated statements of operations and comprehensive operations.

Recently Adopted Accounting Standard

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280) “Improvements to Reportable Segment Disclosures.” This ASU requires an entity that has a single reportable segment, such as the Company, to disclose the title and position of the individual identified as the CODM. Additionally, the ASU requires disclosure of the significant segment expenses that are regularly provided to the CODM and included in the reported measure of segment loss. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company adopted the provisions of the ASU beginning with this Annual Report on Form 10-K for the fiscal year ended December 28, 2024, and applied the amendment retrospectively in its consolidated financial statements (see Note 11 “Segment Information”).

Recent Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure, which expands the disclosures required for income taxes, primarily through changes to the rate reconciliation and income taxes paid information. This ASU is effective for fiscal years beginning after December 15, 2024, with early adopted permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the effect of this update on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disclosure, in the notes to the consolidated financial statements, of specified information about certain costs and expenses. This ASU is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The company is currently evaluating the impact of this update on its consolidated financial statements.

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

Financial Assets Valued on a Recurring Basis

As of December 28, 2024 and December 30, 2023, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s cash and cash equivalents which consist primarily of money market funds and short-term investments with original maturity dates of three months or less at the date of purchase. The Company determines fair value of these assets through quoted market prices and as such they are considered Level 1 assets. Level 1 cash and cash equivalents were valued at $36,397 and $50,951 as of December 28, 2024 and December 30, 2023, respectively. During fiscal years 2024 and 2023 there were no transfers into or out of Level 1 and Level 2 assets.

Non-Financial Assets Valued on a Non-Recurring Basis

The Company’s long-lived assets, including intangible assets subject to amortization, are measured at fair value on a non-recurring basis. These assets are measured at cost but are written-down to fair value, if necessary, as a result of impairment. As of December 28, 2024 and December 30, 2023, the Company determined long-lived assets, including intangible assets, were not impaired, as such, they were not measured at fair value.

Note 3 – Property and Equipment, Net

The Company’s property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense for fiscal years 2024 and 2023 was $18,975 and $16,690, respectively. The cost and related accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings. Repairs and maintenance are expensed as incurred.

Property and equipment consisted of the following as of December 28, 2024 and December 30, 2023:

	December 28, 2024	December 30, 2023
Machinery and equipment	$18,101	$10,150
Computer software (purchased and developed) and equipment	40,768	24,523
Vehicles	154	180
Leasehold improvements	3,958	2,751
Furniture and fixtures	594	540
Construction in process	5,297	12,006
	68,872	50,150
Less accumulated depreciation and amortization	(36,666)	(23,761)
Property and equipment, net	$32,206	$26,389

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

As of December 28, 2024 and December 30, 2023, the Company’s outstanding revolving loan balance was $0, respectively. As of December 28, 2024 and December 30, 2023, our outstanding standby letters of credit balance was $680, respectively, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheets.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) SOFR plus an applicable margin of 1.50% to 2.00% per annum based on the Company’s fixed charge coverage ratio, or (b) a “an alternate prime base rate” subject to an increase from 0.00% to 0.50% per annum based on the Company’s fixed charge coverage ratio. As of December 28, 2024, the Company’s SOFR based interest rate was 6.46% and the Company’s prime based rate was 8.00%. A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of either 0.20% or 0.25% per annum based upon undrawn availability, is payable monthly. Under the terms of the terms of the agreement with JPMorgan, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if excess availability is less than the $9,000 for three consecutive business days, and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $9,000 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). In addition, the Company’s required excess availability related to the “Covenant Testing Trigger Period” (as defined under the Credit Agreement) is less than $7,500 for three consecutive business days, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, and continuing until excess availability has been greater than or equal to $7,500 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment).

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

Note 5 – Stockholders’ Equity and Share-Based Compensation

Stock Repurchase Program

On July 27, 2021, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $30 million of the Company’s common stock from time to time. The repurchases of common stock may be executed through open market purchases, block trades, the implementation of a 10b5-1 plan, and/or any other available methods. During the fiscal year ended December 28, 2024, the Company did not repurchase any shares of common stock. During the fiscal year ended December 30, 2023, the Company repurchased 1,221 shares of its common stock at a total cost of $4,287, excluding commissions, at an average price of $3.51 per share. The share repurchase program has an expiration date of July 26, 2026.

Employee Stock Purchase Plan

In May 2021, the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (“ESPP”), and the ESPP was amended in May 2023. Under the ESPP, eligible employees who participate in an offering period may have a certain percentage of their eligible earnings withheld, up to certain limitations, to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last business day of the six-month offering period. A total of 750 shares of common stock have been reserved for issuance under the ESPP. During the fiscal years ended December 28, 2024 and December 30, 2023, 260 shares and 114 shares, respectively, were issued under the ESPP.

The estimated fair value of employee stock purchase rights under the ESPP was determined using the Black-Scholes option pricing model with the following assumptions:

Fiscal Year Ended
	December 28, 2024	December 30, 2023
Expected life	0.5 years	0.5 years
Risk-free interest rate	5.26% - 5.37%	4.76% - 5.47%
Expected volatility	54.1% - 70.2%	44.5% - 71.3%
Expected dividend yield	—%	—%

Share-Based Compensation Plan Information

The Company adopted the 2016 Equity Incentive Plan ("2016 Equity Plan") on March 9, 2016, which became effective on May 31, 2016, following stockholder approval. Subject to adjustment for certain changes in the Company’s capitalization, the aggregate number of shares of the Company’s common stock that may be issued under the 2016 Equity Plan will not exceed the sum of (i) two million five hundred thousand (2,500) new shares, (ii) the number of unallocated shares remaining available for the grant of new awards under the Company’s prior equity plans described below (the “Prior Equity Plans”) as of the effective date of the 2016 Plan (which was equal to 3,894 shares as of May 31, 2016) and (iii) any shares subject to a stock award under the Prior Equity Plans that are not issued because such stock award expires or otherwise terminates without all of the shares covered by such stock award having been issued, that are not issued because such stock award is settled in cash, that are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares, or that are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award. In addition, the share reserve will automatically increase on January 1st of each year, for a period of nine years, commencing on January 1, 2017 and ending on (and including) January 1, 2026, in an amount equal to one million five hundred thousand (1,500) shares per year; however the Board of Directors of the Company may act prior to January 1st of a given year to provide that there will be no January 1st increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant the automatic increase. Options granted under the 2016 Equity Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must be equal to 100% of the fair market value on the date of grant. As of December 28, 2024, approximately 364 shares were available for future grants under the 2016 Equity Plan.

The following tables summarizes the Company’s stock option activity for the fiscal years ended, and details regarding the options outstanding and exercisable as of December 28, 2024 and December 30, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Grant Date	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value(1)
Options outstanding, December 30, 2023	1,693	$2.79
Granted	110	$1.10
Exercised	—	$—
`
Forfeited	(4)	$8.01
Expired	(103)	$5.20
Options outstanding, December 28, 2024	1,696	$2.53	4.45	$2
Vested and expected to vest at December 28, 2024	1,696	$2.53	4.45	$2
Options exercisable, December 28, 2024	1,586	$2.62	4.09	$—

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Grant Date	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value(1)
Options outstanding, December 31, 2022	3,463	$2.25
Granted	—	$—
Exercised	(1,673)	$1.58
Cancelled:
Forfeited	(68)	$2.82
Expired	(29)	$7.40
Options outstanding, December 30, 2023	1,693	$2.79	5.03	$1,642
Vested and expected to vest at December 30, 2023	1,693	$2.79	5.03	$1,642
Options exercisable, December 30, 2023	1,642	$2.71	4.98	$1,631
(1)	These amounts represent the difference between the exercise price and the closing price of CarParts.com, Inc. common stock at the end of the respective fiscal year as reported on the NASDAQ Stock Market, for all options outstanding that have an exercise price currently below the closing price.

During fiscal year 2024, 110 stock options were granted under the 2016 Equity Plan. No stock options were granted under the 2016 Equity Plan during the fiscal year 2023. The intrinsic value of stock options at the date of the exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During fiscal years 2024 and 2023, the total intrinsic value of the exercised options was $0 and $5,421, respectively. The Company had $65 of unrecognized share-based compensation expense related to stock options outstanding as of December 28, 2024, which the expense is expected to be recognized over a weighted-average period of 2.60 years.

Restricted Stock Units and Restricted Stock Awards

During the fiscal years 2024 and 2023, the Company granted an aggregate of 3,033 and 2,311, respectively, of Restricted Stock Units (“RSUs”) and Restricted Stock Awards (“RSAs”) to certain employees of the Company. The RSUs and RSAs were granted under the 2016 Equity Incentive Plan and reduced the pool of equity instruments available under that plan.

The vesting of each RSU and RSA is subject to the employee’s continued employment through applicable vesting dates. Some RSUs and RSAs granted to certain executives may vest on an accelerated basis in part or in full upon the occurrence of certain events. The RSUs and RSAs are accounted for as equity awards and are measured at fair value based upon the grant date price of the Company’s common stock. The closing price of the Company’s common stock on each grant date during 2024 ranged from $0.74 to $2.92. The closing price of the Company’s common stock on each grant during 2023 ranged from $3.25 to $6.86. Compensation expense is recognized on a straight-line basis over the requisite service period of one-to-three years. Compensation expense for performance-based RSUs (“PSUs”) is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria.

During 2024 there were 3,033 RSUs and RSAs granted that were time-based.

During 2023 there were 1,517 RSUs granted that were time-based and 794 granted that were performance-based. As of December 30, 2023, the performance criteria established to trigger vesting of the PSUs granted in 2023 was met.

For the fiscal year ended December 28, 2024, we recorded compensation expense of $12,494 related to RSUs and RSAs. As of December 28, 2024, there was unrecognized compensation expense of $12,653 related to unvested RSUs and RSAs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.49 years.

Share-Based Compensation Expense

The share-based compensation expense is net of amounts capitalized to internally-developed software of $746 and $804 during the fiscal years 2024 and 2023, respectively.

For the fiscal years 2024 and 2023, the Company recorded share-based compensation expense related to stock options, RSUs and RSAs of $11,985 and $11,675, respectively.

Note 6 – Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Fiscal Year Ended
	December 28, 2024	December 30, 2023
Net loss per share:
Numerator:
Net loss allocable to common shares	$(40,601)	$(8,223)
Denominator:
Weighted-average common shares outstanding (basic and diluted)	57,026	56,570
Basic and diluted net loss per share	$(0.71)	$(0.15)

For the fiscal years ended December 28, 2024 and December 30, 2023, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share as the effect of including such securities would have been anti-dilutive.

Note 7 – Income Taxes

The components of loss before income taxes consist of the following:

	Fiscal Year Ended
	December 28, 2024	December 30, 2023
Domestic operations	$(41,208)	$(8,888)
Foreign operations	874	810
Total loss before income taxes	$(40,334)	$(8,078)

The income tax provision consists of the following:

	Fiscal Year Ended
	December 28, 2024	December 30, 2023
Current:
State tax	$67	$(87)
Foreign tax	200	232
Total current taxes	267	145
Deferred:
Federal tax	(5,730)	(737)
State tax	(1,054)	(128)
Total deferred taxes	(6,784)	(865)
Valuation allowance	6,784	865
Income tax provision	$267	$145

Income tax provision differs from the amount that would result from applying the federal statutory rate as follows:

	Fiscal Year Ended
	December 28, 2024	December 30, 2023
Income tax at U.S. federal statutory rate	$(8,470)	$(1,643)
Share-based compensation	2,598	817
State income tax, net of federal tax effect	(780)	(170)
Foreign tax	178	173
Other	(43)	103
Change in valuation allowance	6,784	865
Effective tax provision	$267	$145

For fiscal years 2024 and 2023, the effective tax rate for the Company was (0.7)%, (1.8)%, respectively. The Company’s effective tax rate for fiscal years 2024 and 2023 differs from the U.S. federal rate primarily as a result of non-deductible share-based compensation and the change in the valuation allowance maintained against the Company’s deferred tax assets.

Deferred tax assets and deferred tax liabilities consisted of the following:

	December 28, 2024	December 30, 2023
Deferred tax assets:
Inventory and inventory related allowance	$1,944	$1,605
Lease liabilities	9,564	8,609
Share-based compensation	3,782	4,024
Book over tax depreciation	2,383	1,043
Intangibles	78	90
Sales and bad debt allowances	1,092	1,130
Accrued compensation	142	127
Net operating loss	34,998	29,632
Other	114	47
Total deferred tax assets	54,097	46,307
Valuation allowance	(45,463)	(38,458)
Net deferred tax assets	8,634	7,849
Deferred tax liabilities:
Right-of-use assets	8,633	7,847
Other	1	2
Total deferred tax liabilities	8,634	7,849
Net deferred tax assets	$—	$—

As of December 28, 2024, federal and state net operating loss (“NOL”) carryforwards were $127,019 and $93,822, respectively. Federal NOL carryforwards of $891 were acquired in the acquisition of WAG which are subject to Internal Revenue Code section 382 and limited to an annual usage limitation of $135. Federal NOL carryforwards begin to expire in 2029, while state NOL carryforwards also begin to expire in 2029. The state NOL carryforwards expire in the respective tax years as follows:

2029	$1,814
2030	9,455
2031	14,557
2032	22,740
2033	24,832
Thereafter	20,424
$93,822

Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversal of existing taxable temporary differences. ASC 740 provides that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years or losses expected in early future years. As of December 28, 2024, mainly due to cumulative losses in recent years, the Company maintained a valuation allowance in the amount of $45,463 against deferred tax assets that were not more likely than not of being realized.

We are subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2020-2024 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2021-2024 remain open. The Company does not anticipate a significant change to the amount of unrecognized tax benefits within the next twelve months.

Included in accrued expenses are income taxes receivable of ($284) and ($267) as of December 28, 2024 and December 30, 2023, respectively, consisting primarily of current state taxes. Included in other non-current liabilities are income taxes payable of $1,227 and $1,124 as of December 28, 2024 and December 30, 2023, respectively, relating to accrued future foreign withholding taxes.

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

Quantitative information regarding the Company’s leases are as follows (in thousands):

	Fiscal Year ended
	December 28, 2024	December 30, 2023
Components of lease cost
Finance lease cost components
Amortization of finance lease assets	$4,491	$5,040
Interest on finance lease liabilities	866	1,058
Total finance lease costs	$5,357	$6,098
Operating lease costs	$4,884	$4,488

Total lease cost	$10,241	$10,586

Supplemental cash flow information related to operating and finance leases is as follows:	Fiscal Year ended
	December 28, 2024	December 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$7,006	$5,549
Operating cash outflow from finance leases	866	1,058
Financing cash outflow from finance leases	4,311	4,738

Weighted-average remaining lease term-finance leases (in years)	5.4	5.6
Weighted-average remaining lease term-operating leases (in years)	4.9	4.6
Weighted-average discount rate-finance leases	6.48%	6.13%
Weighted-average discount rate-operating leases	6.37%	4.08%

Lease commitments as of December 28, 2024 were as follows:

	Finance Leases	Operating Leases	Total
2025	$4,123	$7,444	$11,567
2026	3,171	6,861	10,032
2027	1,870	6,918	8,788
2028	1,192	5,253	6,445
2029	1,057	4,003	5,060
Thereafter	3,637	3,897	7,534
Total minimum payments required	15,052	34,377	49,429
Less portion representing interest	2,739	5,364	8,103
Present value of lease obligations	$12,313	$29,013	$41,326
Less current portion of lease obligations	3,471	5,810	9,281
Long-term portion of lease obligations	$8,842	$23,203	$32,045

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

Ordinary course litigation. The Company is subject to legal proceedings and claims which arise in the ordinary course of its business, including, for example, claims relating to product liability, workplace injuries, intellectual property rights, and employment matters. For example, a worker, who was directly employed by the Company’s third party labor contracting firm at the Company’s Grand Prairie, Texas warehouse has filed a negligence claim in the Superior Court of the State of California, Los Angeles Count y, Central District relating to a workplace injury from March 2021. In July 2024, the Court granted the Company’s motion for summary judgement. Appeals could be filed by the plaintiff and the Company intends to continue to defend itself vigorously, although there can be no assurance that there will not be some liability. As of the date hereof, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flow of the Company. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations.

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

Note 9 – Employee Retirement Plan and Deferred Compensation Plan

Effective February 17, 2006, the Company adopted a 401(k) defined contribution retirement plan covering all full time employees who have completed one month of service. The Company may, at its sole discretion, match fifty cents per dollar up to 6% of each participating employee’s salary. The Company’s contributions vest in annual installments over three years. Discretionary contributions made by the Company totaled $981 and $939 for fiscal years 2024 and 2023, respectively.

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

The Deferred Compensation Plan was terminated in the fourth quarter of 2023, and the obligations were paid out in 2024. As of December 28, 2024, the assets and associated liabilities of the Deferred Compensation Plan were $0, respectively, and were $539 and $914, respectively, as of December 30, 2023 and are included in other non-current assets, other current liabilities and other non-current liabilities in our consolidated balance sheets. The interest dividend and realized/unrealized gain/loss for fiscal years 2024 and 2023 was immaterial.

Note 10 – Product Information

As described in detail under “Note 1 – Summary of Significant Accounting Policies and Nature of Operations”, the Company’s products consist of replacement parts serving the wear and tear and body repair market, hard parts to serve the maintenance and repair market, and other parts and accessories. The Company sells its products in the United States. The following table summarizes the approximate distribution of the Company’s revenue by product type.

	Fiscal Year Ended
	December 28, 2024	December 30, 2023
House Brands
Replacement Parts	63%	65%
Hard Parts(1)	19%	19%
Other(1)	1%	1%

Branded
Replacement Parts	2%	2%
Hard Parts(1)	14%	12%
Other(1)	1%	1%

Total	100%	100%
(1)	During the first quarter of 2024, the Company updated the product classification of certain parts to better reflect their part category. Prior period figures have been updated to reflect the new presentation.

Note 11 – Segment Information

The Company operates as a single reportable segment (referred to as “segment” herein), engaged in the distribution and selling of aftermarket auto part products (SKUs) to customers through the flagship website, www.carparts.com, app, and online marketplaces. No individual operating segments were identified by the Company.

The Company’s CODM is the Chief Executive Officer. The CODM assesses performance for the entire Company and decides how to allocate resources based on consolidated net loss that is reported on the consolidated statement of operations. The determination that the Company operates as a single segment is consistent with the nature of the operations and the consolidated financial information regularly reviewed by the CODM, for the purposes of evaluating key operating decisions, allocating resources, and planning and forecasting the consolidated operating budget. The measure of segment assets is reported on the consolidated balance sheets as total assets. The accounting policies of the segment are the same as those described in the detail under “Note 1 – Summary of Significant Accounting Policies and Nature of Operations.”

The CODM is regularly provided with significant segment expenses. The following table summarizes the Company’s segment net sales, significant segment expenses, and segment loss:

	Fiscal Year ended
	December 28, 2024	December 30, 2023
Net sales	$588,846	$675,729
Product COGS	279,100	327,921
Freight and fuel surcharge expense	113,007	118,402
Advertising expense	81,860	83,146
Employee payroll expense	79,136	81,933
Rent and facilities expense	15,493	13,045
Depreciation and amortization	18,975	16,690
Stock compensation expense	11,985	11,675
Other segment items(1)	30,192	31,776
Interest (income) expense, net	(301)	(636)
Net loss	$(40,601)	$(8,223)

(1)	Other segment items primarily includes technology expense, general and administrative expense, fulfillment expense and marketing expense.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2025	CARPARTS.COM, INC.

	By:	/s/ David Meniane
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ David Meniane	Chief Executive Officer and Director	March 25, 2025
David Meniane	(principal executive officer)
/s/ Ryan Lockwood	Chief Financial Officer	March 25, 2025
Ryan Lockwood	(principal financial and accounting officer)
/s/ Warren B. Phelps III	Chairman of the Board	March 25, 2025
Warren B. Phelps III
/s/ Jay K. Greyson	Director	March 25, 2025
Jay K. Greyson
/s/ Jim Barnes	Director	March 25, 2025
Jim Barnes
/s/ Lisa Costa	Director	March 25, 2025
Lisa Costa
/s/ Nanxi Liu	Director	March 25, 2025
Nanxi Liu
/s/ Henry Maier	Director	March 25, 2025
Henry Maier
/s/ Ana Dutra	Director	March 25, 2025
Ana Dutra