Form 10-Q
period 2025-03-29
CarParts.com, Inc.
filed 2025-05-13
CIK 1378950

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2025

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

As of May 6, 2025, the registrant had 58,478,458 shares of common stock outstanding, $0.001 par value.

CARPARTS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2025

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, In Thousands, Except Par Value Data)

	March 29,	December 28,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$38,532	$36,397
Accounts receivable, net	10,211	6,098
Inventory, net	94,207	90,353
Other current assets	6,289	6,020
Total current assets	149,239	138,868
Property and equipment, net	30,123	32,206
Right-of-use - assets - operating leases, net	25,307	26,682
Right-of-use - assets - finance leases, net	9,798	10,765
Other non-current assets	1,988	2,053
Total assets	$216,455	$210,574
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$74,593	$60,365
Accrued expenses	21,859	16,083
Right-of-use - obligation - operating, current	5,884	5,810
Right-of-use - obligation - finance, current	3,273	3,471
Other current liabilities	5,181	4,694
Total current liabilities	110,790	90,423
Right-of-use - obligation - operating, non-current	21,758	23,203
Right-of-use - obligation - finance, non-current	8,079	8,842
Other non-current liabilities	3,058	2,931
Total liabilities	143,685	125,399
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 58,295 and 57,454 shares issued and outstanding as of March 29, 2025 and December 28, 2024 (of which 3,786 are treasury stock)	62	61
Treasury stock	(11,912)	(11,912)
Additional paid-in capital	328,423	325,546
Accumulated other comprehensive income	1,055	1,055
Accumulated deficit	(244,858)	(229,575)
Total stockholders’ equity	72,770	85,175
Total liabilities and stockholders' equity	$216,455	$210,574

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended
	March 29,	March 30,
	2025	2024
Net sales	$147,378	$166,289
Cost of sales (1)	100,031	112,370
Gross profit	47,347	53,919
Operating expense	62,493	60,436
Loss from operations	(15,146)	(6,517)
Other income (expense):
Other income, net	260	437
Interest expense	(257)	(300)
Total other income, net	3	137
Loss before income taxes	(15,143)	(6,380)
Income tax provision	140	98
Net loss	(15,283)	(6,478)
Other comprehensive gain:
Foreign currency adjustments	—	87
Total other comprehensive gain	—	87
Comprehensive loss	$(15,283)	$(6,391)
Net loss per share:
Basic and diluted net loss per share	$(0.27)	$(0.11)
Weighted-average common shares outstanding:
Shares used in computation of basic and diluted net loss per share	57,343	56,503
(1)	Excludes depreciation and amortization expense which is included in operating expense.

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, In Thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance, December 30, 2023	56,303	$60	$312,874	$(11,912)	$783	$(188,974)	$112,831
Net loss	—	—	—	—	—	(6,478)	(6,478)
Issuance of shares in connection with restricted stock units vesting	243	1	(323)	—	—	—	(322)
Issuance of shares in connection with BOD fees	—	—	8	—	—	—	8
Officers and directors stock purchase plan	3	—	—	—	—	—	—
Issuance of shares in connection with ESPP	75	—	202	—	—	—	202
Share-based compensation	—	—	2,824	—	—	—	2,824
Foreign currency adjustments	—	—	—	—	87	—	87
Balance, March 30, 2024	56,624	$61	$315,585	$(11,912)	$870	$(195,452)	$109,152

Balance, December 28, 2024	57,454	61	325,546	(11,912)	1,055	(229,575)	85,175
Net loss	—	—	—	—	—	(15,283)	(15,283)
Issuance of shares in connection with restricted stock units vesting	715	1	(396)	—	—	—	(395)
Issuance of shares in connection with BOD fees	11	—	11	—	—	—	11
Officers and directors stock purchase plan	1	—	—	—	—	—	—
Issuance of shares in connection with ESPP	114	—	96	—	—	—	96
Share-based compensation	—	—	3,166	—	—	—	3,166
Balance, March 29, 2025	58,295	$62	$328,423	$(11,912)	$1,055	$(244,858)	$72,770

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, In Thousands)

	Thirteen Weeks Ended
	March 29,	March 30,
	2025	2024
Operating activities
Net loss	$(15,283)	$(6,478)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	5,482	4,025
Amortization of intangible assets	13	8
Share-based compensation expense	2,872	2,582
Stock awards issued for non-employee director service	11	8
Stock awards related to officers and directors stock purchase plan from payroll deferral	—	1
Amortization of deferred financing costs	16	16
Changes in operating assets and liabilities:
Accounts receivable	(4,112)	(1,524)
Inventory	(3,853)	8,886
Other current assets	(269)	(1,907)
Other non-current assets	35	(504)
Accounts payable and accrued expenses	19,975	(1,808)
Other current liabilities	488	163
Right-of-use obligation - operating leases - current	189	957
Right-of-use obligation - operating leases - long-term	(186)	(817)
Other non-current liabilities	127	44
Net cash provided by operating activities	5,505	3,652
Investing activities
Additions to property and equipment	(2,116)	(7,431)
Net cash used in investing activities	(2,116)	(7,431)
Financing activities
Borrowings from revolving loan payable	68	61
Payments made on revolving loan payable	(68)	(61)
Payments on finance leases	(954)	(1,093)
Net proceeds from issuance of common stock for ESPP	96	202
Statutory tax withholding payment for share-based compensation	(396)	(323)
Net cash used in financing activities	(1,254)	(1,214)
Effect of exchange rate changes on cash	—	88
Net change in cash and cash equivalents	2,135	(4,905)
Cash and cash equivalents, beginning of period	36,397	50,951
Cash and cash equivalents, end of period	$38,532	$46,046
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use operating asset acquired	$—	$12,857
Accrued asset purchases	$526	$1,621
Share-based compensation expense capitalized in property and equipment	$294	$242
Supplemental disclosure of cash flow information:
Cash received during the period for income taxes	$—	$(8)
Cash paid during the period for interest	$256	$300
Cash received during the period for interest	$259	$437

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

The Company’s products consist of replacement parts serving the wear and tear and body repair market, hard parts to serve the maintenance and repair market, and performance parts and accessories. The replacement parts category is primarily comprised of body parts for the exterior of an automobile as well as certain other mechanical or electrical parts that are not related to the functioning of the engine or drivetrain. Our parts in this category typically replace original body parts that have been damaged as a result of general wear and tear or a collision. In addition, we sell an extensive line of mirror products, including parts from our own house brand called Kool-Vue®, which are marketed and sold as aftermarket replacement parts and as upgrades to existing parts. The hard parts category is primarily comprised of engine components and other mechanical and electrical parts including our house brand of catalytic converters called Evan Fischer®. These hard parts serve as replacement parts that are generally used by professionals and do-it-yourselfers for engine and mechanical maintenance and repair. We also offer other parts and accessories, which includes certain performance versions of many parts sold in each of the above categories, including parts from our own house brand, JC Whitney®. Other parts and accessories is also comprised of parts that upgrade existing functionality of a specific part or improve the physical appearance or comfort of the automobile.

The Company is a Delaware C corporation and is headquartered in Torrance, California. The Company has employees located in both the United States and the Philippines.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of March 29, 2025 and the consolidated results of operations and cash flows for the thirteen weeks ended March 29, 2025 and March 30, 2024. The Company’s results for the interim periods are not necessarily indicative of the results that may be expected for any other interim period, or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 28, 2024, which was filed with the SEC on March 26, 2025 and all our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2024 fiscal year, and throughout the date of this report.

Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months.

Recently Adopted Accounting Standard

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, “Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures.” This ASU requires an entity that has a single reportable segment, such as the Company, to disclose the title and position of the individual identified as the CODM. Additionally, the ASU requires disclosure of the significant segment expenses that are regularly provided to the CODM and included in the reported measure of segment loss. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company adopted the provisions of the ASU and applied the amendment retrospectively in its consolidated financial statements (see Note 8 “Segment Information”).

Recent Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure,” which expands the disclosures required for income taxes, primarily through changes to the rate reconciliation and income taxes paid information. This ASU is effective for fiscal years beginning after December 15, 2024, with early adopted permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the effect of this update on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires disclosure, in the notes to the consolidated financial statements, of specified information that disaggregates certain costs and expenses into specified categories. In January 2025, the FASB issued ASU 2025-01, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.” This update applies to all public business entities and will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting ASU 2024-03. The company is currently evaluating the impact of this update on its consolidated financial statements.

Note 2 – Borrowings

The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment, which is subject to a borrowing base derived from certain receivables, inventory, and property and equipment. The Credit Facility provides for the revolving commitment in an aggregate principal amount of $75,000 and allows for an uncommitted ability to increase the aggregate principal amount by an additional $75,000 to $150,000, subject to certain terms and conditions. The Credit Facility matures on June 17, 2027. As of March 29, 2025 and December 28, 2024, our outstanding revolving loan balance was $0, respectively. Subsequent to March 29, 2025, on April 28, 2025, the Company borrowed $10,000 from the revolving loan under the Credit Facility. The proceeds from this borrowing were placed into the Company’s money market account and could be used to fund operating costs. As of March 29, 2025 and December 28, 2024, the outstanding standby letters of credit balance was $680, respectively, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheets.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) Adjusted Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 1.50% to 2.00% per annum based on the Company's fixed charge coverage ratio, or (b) an “alternate prime base rate” subject to an increase from 0.00% to 0.50% per annum based on the Company’s fixed charge coverage ratio. As of March 29, 2025, the Company’s SOFR based interest rate was 6.42% and the Company’s prime based rate was 8.00%. A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of either 0.20% or 0.25% per annum based on the amount of undrawn availability, is payable monthly. Under the terms of the credit agreement with JPMorgan Chase Bank, N.A. (the “Credit Agreement”), cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if “excess availability,” as defined under the Credit Agreement, is less than $9,000 (12% of the aggregate revolving commitment) for three consecutive business days and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $9,000 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that the Company’s required excess availability related to the “Covenant Testing Trigger Period” (as defined under the Credit Agreement) is less than $7,500 (10% of the aggregate revolving commitment) for three consecutive business days, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, and continuing until excess availability has been greater than or equal to $7,500 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment).

Note 3 – Stockholders’ Equity and Share-Based Compensation

Options and Restricted Stock Units

The Company had the following common stock option activity during the thirteen weeks ended March 29, 2025:

●	Granted options to purchase 100 common shares.
●	Exercise of 0 options to purchase common shares.
●	Forfeiture of 0 options to purchase common shares.
●	Expiration of 58 options to purchase common shares.

The following table summarizes the Company’s restricted stock unit ("RSU") and restricted stock award (“RSA”) activity for the thirteen weeks ended March 29, 2025, and details regarding the awards outstanding and exercisable as of March 29, 2025 (in thousands):

		Weighted Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value
Vested and expected to vest as of December 28, 2024	5,432
Awarded	1,494
Vested	(1,034)
Forfeited	(51)
Awards outstanding, March 29, 2025	5,841	$3.63	$5,315
Vested and expected to vest as of March 29, 2025	5,841	$3.63	$5,315

During the thirteen weeks ended March 29, 2025, 1,034 RSUs that vested were time-based.

For the thirteen weeks ended March 29, 2025, we recorded compensation costs related to stock options, RSUs and RSAs of $3,166. For the thirteen weeks ended March 30, 2024, we recorded compensation costs related to stock options and RSUs of $2,824. As of March 29, 2025, there was unrecognized compensation expense related to stock options, RSUs and RSAs of $11,870 that will be expensed through March 2029.

Note 4 – Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Net loss per share:
Numerator:
Net loss allocable to common shares	$(15,283)	$(6,478)
Denominator:
Weighted-average common shares outstanding (basic and diluted)	57,343	56,503
Basic and diluted net loss per share	$(0.27)	$(0.11)

For the thirteen weeks ended March 29, 2025 and March 30, 2024, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share as the effect of including such securities would have been anti-dilutive.

Note 5 – Income Taxes

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2020-2024 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2021-2024 remain open.

For the thirteen weeks ended March 29, 2025, the effective tax rate for the Company was (0.9)%. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax on the current period pre-tax loss.

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

The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the thirteen weeks ended March 29, 2025, there was no material change from fiscal year ended December 28, 2024 in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

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

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
House Brands
Replacement Parts	63%	64%
Hard Parts	19%	18%
Other	1%	1%

Branded
Replacement Parts	2%	2%
Hard Parts	14%	14%
Other	1%	1%

Total	100%	100%

Note 8 – Segment Information

The Company operates as a single reportable segment (referred to as “segment” herein), engaged in the distribution and selling of aftermarket auto part products (SKUs) to customers through the flagship website, www.carparts.com, app, and online marketplaces. No individual operating segments were identified by the Company.

The Company’s CODM is the Chief Executive Officer. The CODM assesses performance for the entire Company and decides how to allocate resources based on consolidated net loss that is reported on the consolidated statements of operations. The determination that the Company operates as a single segment is consistent with the nature of the operations and the consolidated financial information regularly reviewed by the CODM, for the purposes of evaluating key operating decisions, allocating resources, and planning and forecasting the consolidated operating budget. The measure of segment assets is reported on the consolidated balance sheets as total assets. The accounting policies of the segment are the same as those described in the detail under “Note 1 – Basis of Presentation and Description of Company.”

The CODM is regularly provided with significant segment expenses. The following table summarizes the Company’s segment net sales, significant segment expenses, and segment loss:

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Net sales	$147,378	$166,289
Product COGS	71,425	80,905
Freight and fuel surcharge expense	28,606	31,465
Advertising expense	23,880	19,843
Employee payroll expense	19,282	22,643
Rent and facilities expense	3,435	3,871
Depreciation and amortization	5,482	4,025
Stock compensation expense	2,872	2,582
Other segment items(1)	7,682	7,570
Interest income, net	(3)	(137)
Net loss	$(15,283)	$(6,478)
(1)	Other segment items primarily includes technology expense, general and administrative expense, fulfillment expense and marketing expense.

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

We have a significant opportunity to become the go-to destination for all automotive repair and maintenance requirements by focusing on our evolved strategy. This includes optimizing supply chain management and upgrading logistics, investing in technology and expanding into new business lines. Throughout this process, we remain committed to maintaining our financial discipline, evaluating investments based on their potential to drive profitability.

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

Industry-wide trends that support our strategy and future growth include:

1.Number of SKUs required to serve the market. The number of automotive SKUs has grown dramatically over the last several years. In today’s market, unless the consumer is driving a high volume produced vehicle and needs a simple maintenance item, the part they need is not typically on the shelf at a brick-and-mortar store. We believe our user-friendly flagship website provides customers with a favorable alternative to the brick-and-mortar shopping experience by offering a comprehensive selection of approximately 1,594,000 SKUs with detailed product descriptions, attributes and photographs combined with the flexibility of fulfilling orders using both drop-ship and stock-and-ship methods.
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

Factors Affecting our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed in Part II, Item IA, of this Quarterly Report on Form 10-Q and in Part I, Item IA, in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

Executive Summary

For the first quarter of 2025, the Company generated net sales of $147,378, compared with $166,289 for the first quarter of 2024, representing a decrease of 11.4%. The Company incurred a net loss of $15,283 for the first quarter of 2025 compared to a net loss of $6,478 for the first quarter of 2024. The Company’s net loss before interest income, net, income tax provision, depreciation and amortization expense, amortization of intangible assets, plus share-based compensation expense, workforce transition costs, distribution center costs and strategic alternatives exploration costs (“Adjusted EBITDA”) of $(6,229) in the first quarter of 2025 compared to $1,052 in the first quarter of 2024. Adjusted EBITDA is not a Generally Accepted Accounting Principle (“GAAP”) measure. See the section below titled “Non-GAAP measures” for information regarding our use of Adjusted EBTIDA and a reconciliation from net loss.

Net sales decreased in the first quarter of 2025 compared to the first quarter of 2024. The decrease in net sales was primarily driven by the continued challenging consumer environment and inclement weather. Gross profit decreased by 12.2% to $47,347 and gross margin decreased 30 basis points to 32.1% compared to 32.4% in the first quarter of 2024. The decrease in gross margin was primarily driven by unfavorable freight costs.

Total expenses, which primarily consisted of cost of sales and operating expense, increased in the first quarter of 2025 compared to the same period in 2024. The changes in both cost of sales and operating expense are described in further detail under — “Results of Operations” below.

Non-GAAP measures

Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the Exchange Act, define and prescribe the conditions for use of certain non-GAAP financial information. We provide EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. EBITDA consists of net loss before interest income, net; income tax provision; depreciation and amortization expense; amortization of intangible assets; while Adjusted EBITDA consists of EBITDA before share-based compensation expense, workforce transition costs, distribution center costs and strategic alternatives exploration costs.

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

The table below reconciles net loss to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Net loss	$(15,283)	$(6,478)
Depreciation & amortization	5,482	4,025
Amortization of intangible assets	13	8
Interest income, net	(3)	(137)
Income tax provision	140	98
EBITDA	$(9,651)	$(2,484)
Stock compensation expense	$2,872	$2,582
Workforce transition costs(1)	—	483
Distribution center costs(2)	—	471
Strategic alternatives exploration costs(3)	550	—
Adjusted EBITDA	$(6,229)	$1,052
(1)	We incurred workforce transition costs, primarily related to severance, as part of our recent workforce reductions.
(2)	We incurred certain non-recurring costs, primarily overlapping rent expense, attributable to moving to our new Las Vegas, Nevada distribution center.
(3)	We incurred certain costs, primarily legal and advisor costs, attributable to our ongoing exploration of strategic alternatives.

Results of Operations

The following table sets forth selected statements of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Net sales	100.0%	100.0%
Cost of sales	67.9	67.6
Gross profit	32.1	32.4
Operating expense	42.4	36.3
Loss from operations	(10.3)	(3.9)
Other income (expense):
Other income, net	0.2	0.3
Interest expense	(0.2)	(0.2)
Total other income, net	0.0	0.1
Loss before income taxes	(10.3)	(3.8)
Income tax provision	0.1	0.1
Net loss	(10.4)%	(3.9)%

Thirteen Weeks Ended March 29, 2025 Compared to the Thirteen Weeks Ended March 30, 2024

Net Sales and Gross Margin

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024

	(in thousands)
Net sales	$147,378	$166,289
Cost of sales	100,031	112,370
Gross profit	$47,347	$53,919
Gross margin	32.1%	32.4%

Net sales decreased $18,911, or 11.4%, for the first quarter of 2025 compared to the first quarter of 2024. The net sales decrease for the first quarter of 2025 was primarily driven by the continued challenging consumer environment and inclement weather.

Gross profit decreased $6,572, or 12.2%, for the first quarter of 2025 compared to the same period in 2024. Gross margin decreased 30 basis points to 32.1% in the first quarter of 2025 compared to 32.4% in the first quarter of 2024. The decrease in gross margin was primarily driven by unfavorable freight costs.

Operating Expense

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024

	(in thousands)
Operating expense	$62,493	$60,436
Percent of net sales	42.4%	36.3%

Operating expense increased $2,057, or 3.4%, for the first quarter of 2025 compared to the same period in 2024. Operating expense as a percent of net sales increased 6.1% to 42.4% in the first quarter of 2025, primarily related to an unfavorable marketing spend.

Total Other Income, Net

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024

	(in thousands)
Total other income, net	$3	$137
Percent of net sales	0.0%	0.1%

Total other income, net, decreased $134, or 97.8%, for the first quarter of 2025 compared to the same period in 2024, primarily driven by a decrease in interest income due to a lower cash balance in the first quarter of 2025.

Income Tax Provision

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024

	(in thousands)
Income tax provision	$140	$98
Percent of net sales	0.1%	0.1%

For the thirteen weeks ended March 29, 2025, the effective tax rate for the Company was (0.9)%. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax on the current period pre-tax loss.

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

The Company accounts for income taxes in accordance with ASC Topic 740 – Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the thirteen weeks ended March 29, 2025, there was no material change from fiscal year ended December 28, 2024 in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

Foreign Currency

The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations.

Liquidity and Capital Resources

Sources of Liquidity

During the thirteen weeks ended March 29, 2025, we primarily funded our operations with cash and cash equivalents generated from operations. As of March 29, 2025, our outstanding revolving loan balance under our Credit Facility was $0. Subsequent to March 29, 2025, on April 28, 2025, we borrowed $10,000 from the revolving loan under the Credit Facility. The proceeds from this borrowing were placed into our money market account and could be used to fund operating costs. We had cash and cash equivalents of $38,532 as of March 29, 2025, representing a $2,135 increase from $36,397 of cash as of December 28, 2024. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our Credit Facility will be sufficient to finance our operations through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).

Working Capital

As of March 29, 2025 and December 28, 2024, our working capital was $38,449 and $48,445, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the thirteen weeks ended March 29, 2025 and March 30, 2024 (in thousands):

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Net cash provided by operating activities	$5,505	$3,652
Net cash used in investing activities	(2,116)	(7,431)
Net cash used in financing activities	(1,254)	(1,214)
Effect of exchange rate changes on cash	—	88
Net change in cash and cash equivalents	$2,135	$(4,905)

Operating Activities

Net cash provided by operating activities for the thirteen weeks ended March 29, 2025 and March 30, 2024 was $5,505 and $3,652, respectively. The increase was primarily driven by a higher net cash inflow from the change in working capital, partially offset by a higher net loss in the first quarter of 2025.

Investing Activities

For the thirteen weeks ended March 29, 2025 and March 30, 2024, net cash used in investing activities was primarily the result of additions to property and equipment of $2,116 and $7,431, which are mainly related to capitalized website and software development costs.

Financing Activities

Net cash used in financing activities was $1,254 for the thirteen weeks ended March 29, 2025, primarily due to $954 of payments on finance leases. Net cash used in financing activities was $1,214 for the thirteen weeks ended March 30, 2024, primarily due to $1,093 of payments on finance leases.

Debt and Available Borrowing Resources

Total debt was $11,352 as of March 29, 2025 compared to $12,313 as of December 28, 2024 and primarily consists of right-of-use obligations – finance.

The Company maintains a Credit Facility that provides for, among other things, a revolving commitment, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. The Credit Facility provides for the revolving commitment in an aggregate principal amount of up to $75,000 and allows for an uncommitted ability to increase the aggregate principal amount by an additional $75,000 to $150,000, subject to certain terms and conditions. The Credit Facility matures on June 17, 2027. As of March 29, 2025 and December 30, 2023, our outstanding revolving loan balance was $0, respectively. As of March 29, 2025 and March 30, 2024, the outstanding standby letters of credit balance was $680, respectively, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheets. We use the trade letters of credit in the ordinary course of business to satisfy certain vendor obligations.

Loans drawn under the Credit Facility bear interest at a per annum rate equal to either (a) SOFR plus an applicable margin of 1.50% to 2.00% per annum based on the Company’s fixed charge coverage ratio, or (b) an “alternate prime base rate” subject to an increase from 0.00% to 0.50% per annum based on the Company’s fixed charge coverage ratio.

As of March 29, 2025, the Company’s SOFR based interest rate was 6.42% and the Company’s prime based rate was 8.00%. A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of either 0.20% or 0.25% per annum based on the amount of undrawn availability, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if “excess availability,” as defined under the Credit Agreement, is less than $9,000 for three consecutive business days and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $9,000 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that the Company’s required excess availability related to the “Covenant Testing Trigger Period” (as defined under the Credit Agreement) is less than $7,500 for three consecutive business days, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, and continuing until excess availability has been greater than or equal to $7,500 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment).

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

There were no significant changes to our critical accounting policies during the thirteen weeks ended March 29, 2025. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations (for further detail, refer to our Annual Report on Form 10-K that we filed with the SEC on March 26, 2025):

●	Valuation of Inventory – Inventory Reserve
●	Impairment of Long-Lived Assets

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.

Interest Rate Risk

We are subject to interest rate risk in connection with our revolving loan under our Credit Facility, which bears an interest rate based on a SOFR, plus an applicable margin, and a prime based rate. As of March 29, 2025, we had a balance of $0 outstanding under our revolving loan. A hypothetical 100 basis point change in interest rates would not materially affect our interest expense and cash flows.

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

Risk Factors Summary

Our business and industry are subject to a number of risks that could adversely affect our business, financial condition and operating results. These risks are discussed in more detail below and include, but are not limited to, risks related to the following:

Risks Related To Our Operations

●	We are dependent upon relationships with suppliers in Taiwan and China for the majority of our products.
●	Our preliminary exploration of potential strategic alternatives, announced on March 5, 2025, may not be successful.
●	We depend on third-party delivery services, both inbound and outbound, to deliver our products to our distribution centers and customers, and any increases in the fees could adversely affect our financial condition.
●	Higher wage costs due to changes in federal and state minimum wage laws could adversely affect our business.
●	If commodity prices such as fuel, plastic and steel increase, our margins may be negatively impacted.
●	Purchasers of aftermarket auto parts may not choose to shop online.
●	Shifting online consumer behavior of purchasers of aftermarket auto parts.
●	If hosts of third-party marketplaces limit our access, we could lose a substantial portion of our revenues.

●	During the first quarter of 2025, we recorded a net loss, and it is possible that net losses could continue in the future.
●	Our operations are restricted by our Credit Agreement, and our ability to borrow funds under our Credit Facility is subject to a borrowing base.
●	If our assets become impaired, we may be required to record a significant charge to earnings.
●	We are highly dependent upon key suppliers.
●	Inability to manage the challenges associated with our international operations.
●	If our fulfillment operations are interrupted for any significant period of time, our sales could decline.
●	We face intense competition and operate in an industry with limited barriers to entry.
●	Failure to offer a broad selection of products at competitive prices or to maintain sufficient inventory.
●	We rely on key personnel and may need additional personnel for the success and growth of our business.
●	In the future, our business could be adversely affected by the effects from a prolonged COVID-19 outbreak or another pandemic.
●	As a result of our international operations, we have foreign exchange risk.
●	Our product catalog database could be stolen, misappropriated or damaged, or a competitor might create a substantially similar catalog without infringing our rights.
●	Economic conditions have had, and may continue to have, an adverse effect on the demand for aftermarket auto parts and could adversely affect our sales and operating results.
●	The seasonality of our business places increased strain on our operations.
●	Vehicle miles driven have fluctuated and may decrease.
●	We may be required to collect and pay more sales taxes, and possibly for other fees and penalties.
●	Our ability to use net operating loss carryforwards to offset future income may be limited.
●	Our estimate of the size of our addressable market may prove to be inaccurate.

Regulatory And Litigation Risks

●	Tariffs and other restrictions imposed by the United States government.
●	We face exposure to product liability lawsuits.
●	Failure to comply with privacy laws and regulations and failure to adequately protect customer data.
●	The regulatory framework is constantly evolving, and privacy concerns could adversely affect our business.
●	Challenges by original equipment manufacturers (“OEMs”) to the validity of the auto parts industry and claims of intellectual property infringement.
●	Inability to protect our intellectual property rights.
●	We could incur substantial judgments, fines, legal fees and other costs relating to litigation matters or certain laws and governmental regulations.
●	Changes in tax laws or regulations that are applied adversely to us or our customers.
●	Existing or future government regulation could expose us to liabilities and costly changes in our business.
●	We may be affected by global climate change or by legal, regulatory, or market responses to such change.
●	Potential impact from future regulation related to environmental, social and governance (“ESG”) matters.

Risks Related To Our Use Of Technology

●	We depend on search engines and other online sources to attract visitors to our websites and marketplace channels, and the ability to attract and convert them into customers in a cost-effective manner.
●	We rely on bandwidth and data center providers, and any failure or interruption in the services provided could disrupt our business and cause us to lose customers.
●	Security threats, such as ransomware attacks, to our IT infrastructure could expose us to liability, business interruption and significant damages, and may damage our reputation and business.
●	Dependence on open-source software could expose us to uncertainty and potential liability.
●	System failures could prevent access to our websites which could reduce our net sales and harm our reputation.
●	Problems with the design, updating, integration or implementation of our IT systems could interfere with our business and operations.
●	Inability to respond to technological change causing our websites to become obsolete.
●	Use of social media may adversely impact our reputation or subject us to fines or other penalties.

Risks Related To Our Capital Stock

●	Our common stock price may continue to be volatile, which may result in losses to our stockholders.
●	Our future operating results may fluctuate and may fail to meet market expectations.
●	Failure to maintain an effective system of internal control over financial reporting or comply with Section 404 of the Sarbanes-Oxley Act of 2002 could cause our stock price to decline.
●	Our charter documents could deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.
●	We do not intend to pay dividends on our common stock.
●	We cannot guarantee that our share repurchase program will enhance shareholder value and share repurchases could affect the price of our common stock.
●	Future capital raises may dilute our existing stockholders’ ownership.
●	We are required to meet the Nasdaq Global Market’s continued listing requirements.

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

In addition, because many of our suppliers are outside of the United States, additional factors could interrupt our relationships or affect our ability to acquire the necessary products on acceptable terms, including:

●	political, social and economic instability, social unrest, and the risk of war or other international incidents in Asia, Europe, or abroad, including, but not limited to, the effects of disputes between China and Taiwan and Russia’s of Ukraine;

●	global political changes, including as a result of the change in the U.S. presidential administration;
●	deterioration in U.S.-China trade relations, including increased tensions, policy shifts, or regulatory changes, increased tariffs, trade restrictions, or sanctions affecting our supply chain and product imports;
●	changes in bilateral agreements between the U.S. and China that could disrupt established supply chains, increase compliance costs, or limit our ability to source products efficiently;
●	fluctuations in foreign currency exchange rates that may increase our cost of products;
●	imposition of duties, taxes, tariffs or other charges on imports;
●	difficulties in complying with import and export laws, regulatory requirements and restrictions;
●	natural disasters and public health emergencies, such as the COVID-19 pandemic or other future pandemics, impacting countries from which we purchase product;
●	import shipping delays resulting from foreign or domestic labor shortages, slow-downs, or stoppage;
●	the failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property;
●	imposition of new legislation relating to import quotas or other restrictions that may limit the quantity of our product that may be imported into the U.S. from countries or regions where we do business;
●	financial or political instability in any of the countries in which our product is manufactured;
●	potential recalls or cancellations of orders for any product that does not meet our quality standards;
●	disruption of imports by labor disputes or strikes and local business practices;
●	political or military conflict involving the U.S. or any country in which our suppliers or transportation routes for our products are located, which could cause a delay in the transportation of our products, an increase in transportation costs and additional risk to product being damaged and delivered on time;
●	heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods;
●	inability of our non-U.S. suppliers to obtain adequate credit or access liquidity to finance their operations; and
●	our ability to enforce any agreements with our foreign suppliers.

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

Third-party marketplaces account for a significant portion of our revenues. Our sales on third-party marketplaces (including eBay and Amazon) represented a combined 35.5% of total sales in the thirteen weeks ended March 29, 2025. We anticipate that sales of our products on third-party marketplaces will continue to account for a significant portion of our revenues. In the future, the loss of access to these third-party marketplaces, or any significant cost increases from operating on the marketplaces, could significantly reduce our revenues, and the success of our business depends partly on continued access to these third-party marketplaces. Our relationships with our third-party marketplace providers could deteriorate as a result of a variety of factors, such as if they become concerned about our ability to deliver quality products on a timely basis or to protect a third-party’s intellectual property. In addition, third-party marketplace providers could prohibit our access to these marketplaces if we are not able to meet the applicable required terms of use. Loss of access to a marketplace channel could result in lower sales, and as a result, our business and financial results may suffer.

During the first quarter of 2025, we recorded a net loss, and our net losses may continue in the future.

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

While we did not have any outstanding revolver loan debt under our Credit Agreement as of March 29, 2025, we may have outstanding revolver loan debt in the future. Any outstanding indebtedness would have important consequences, including the following:

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

We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures and general operating expenses. In addition, if we need to refinance our debt, or obtain additional debt financing or sell assets or equity to satisfy our debt service obligations, we may not be able to do so on commercially reasonable terms, if at all. If this were to occur, we may need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations. The Company’s outstanding letters of credit balance as of March 29, 2025 was $680, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet.

If our long-lived assets become impaired, we may be required to record a significant charge to earnings.

We our long-lived assets for impairment annually, or when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered are changes in circumstances indicating that the carrying value of our assets may not be fully recoverable, including a decrease in future cash flows. Events and circumstances that may affect the fair value of long-lived assets may include, among other things, external factors such as macroeconomic, industry, and market conditions, as well as cost factors, overall financial performance, other relevant entity-specific events or decrease in share price. Should the review indicate that the carrying value is not fully recoverable, the amount of the impairment loss is determined by comparing the carrying value to the estimated fair value. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our long-lived assets is determined, which would negatively affect our results of operations.

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

We completed our most recent impairment assessment of the recoverability of long-lived assets as of March 29, 2025. While we determined at that time that no impairment charge was required, assumptions used in the assessment are made at a point in time and require significant judgment; therefore, they are subject to change based on the facts and circumstances present at each impairment test date. Additionally, these assumptions are generally interdependent and do not change in isolation.

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

Our top ten suppliers represented approximately 50% of our total product purchases during the thirteen weeks ended March 29, 2025. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For the thirteen weeks ended March 29, 2025, our product purchases from three drop-ship suppliers represented approximately 13% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

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

As of March 29, 2025, our NOL carryforwards for federal and state were $134,003 and $97,104, respectively. In order to preserve our substantial tax assets associated with the NOLs and built-in-losses under Section 382 of the Internal Revenue Code, we adopted a Tax Benefits Preservation Agreement (“Rights Agreement”). Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases of our common stock in amounts greater than specified levels, which will be beyond our control, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. The Rights

Agreement is intended to impose certain ownership limitations to prevent the purchase of our common stock in amounts that could jeopardize our ability to utilize our NOLs. While we entered into the Rights Agreement in order to preserve our NOLs, the Rights Agreement could inhibit acquisitions of significant stake in us and may prevent a change in our control. As a result, the Rights Agreement may have an “anti-takeover” effect. Similarly, the limits on the amount of common stock that a stockholder may own may make it more difficult for stockholders to replace current management or members of the board of directors. Although we have taken steps intended to preserve our ability to utilize our NOLs, including the adoption of the Rights Agreement, such efforts may not be successful.

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

Regulatory and Litigation Risks

The imposition of tariffs by the United States government could have a material adverse effect on our results of operations.

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

We recently completed a multi-year implementation of a new global enterprise resource planning system (ERP) that was implemented in fiscal year 2022. The ERP is designed to accurately maintain the company's books and records and provide important information to the company's management team for use in the operation of the business. The Company's ERP required the investment of significant human and financial resources. If the ERP system does not continue to operate as intended, or requires significant updates, it could adversely affect our financial reporting systems and our ability to produce financial reports and process transactions. Additionally, if we are unable to successfully maintain or implement any new IT system, remediate, update or integrate our existing systems at times when necessary, our financial position, results of operations and cash flows could be negatively impacted.

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

Since the completion of our initial public offering in February 2007 through March 29, 2025, the trading price of our common stock has been volatile. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

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

While management has concluded that our internal controls over financial reporting were effective as of March 29, 2025, we have in the past identified, and could in the future identify, a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.

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

Our Board of Directors has periodically authorized share repurchases, funded from available working capital, including up to $30 million authorized in July 2021. The share repurchase program has an expiration date of July 26,

2026. Although our Board of Directors has authorized our share repurchase program, this program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, there can be no guarantee that repurchases made under our share repurchase program, if any, will enhance shareholder value. As of March 29, 2025, the Company remained authorized to repurchase up to approximately $25,234 in shares of its common stock.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the thirteen weeks ended March 29, 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

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

Date:	May 13, 2025	CARPARTS.COM, INC.

		By:	/s/ David Meniane
David Meniane
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Ryan Lockwood
Ryan Lockwood
Chief Financial Officer
(Principal Financial Officer)