Form 10-Q
period 2025-06-28
CarParts.com, Inc.
filed 2025-08-12
CIK 1378950

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2025

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

As of August 5, 2025, the registrant had 58,963,297 shares of common stock outstanding, $0.001 par value.

CARPARTS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2025

		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	4
	Consolidated Balance Sheets (Unaudited) at June 28, 2025 and December 28, 2024	4
	Consolidated Statements of Operations and Comprehensive Operations (Unaudited) for the Thirteen and Twenty-six Weeks Ended June 28, 2025 and June 29, 2024	5
	Consolidated Statements of Stockholders’ Equity (Unaudited) for the Thirteen and Twenty-six Weeks Ended June 28, 2025 and June 29, 2024	6
	Consolidated Statements of Cash Flows (Unaudited) for the Twenty-six Weeks Ended June 28, 2025 and June 29, 2024	7
	Notes to Consolidated Financial Statements (Unaudited)	8
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	21
ITEM 4.	Controls and Procedures	22

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	22
ITEM 1A.	Risk Factors	22
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
ITEM 3.	Defaults Upon Senior Securities	46
ITEM 4.	Mine Safety Disclosures	46
ITEM 5.	Other Information	46
ITEM 6.	Exhibits	47

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, In Thousands, Except Par Value Data)

	June 28,	December 28,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$19,774	$36,397
Accounts receivable, net	7,536	6,098
Inventory, net	94,010	90,353
Other current assets	5,098	6,020
Total current assets	126,418	138,868
Property and equipment, net	28,437	32,206
Right-of-use - assets - operating leases, net	23,887	26,682
Right-of-use - assets - finance leases, net	8,950	10,765
Other non-current assets	1,892	2,053
Total assets	$189,584	$210,574
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$51,501	$60,365
Accrued expenses	20,263	16,083
Right-of-use - obligation - operating, current	5,756	5,810
Right-of-use - obligation - finance, current	3,148	3,471
Other current liabilities	5,484	4,694
Total current liabilities	86,152	90,423
Revolving loan payable	10,000	—
Right-of-use - obligation - operating, non-current	20,459	23,203
Right-of-use - obligation - finance, non-current	7,366	8,842
Other non-current liabilities	3,161	2,931
Total liabilities	127,138	125,399
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 58,761 and 57,454 shares issued and outstanding as of June 28, 2025 and December 28, 2024 (of which 3,786 are treasury stock)	63	61
Treasury stock	(11,912)	(11,912)
Additional paid-in capital	330,809	325,546
Accumulated other comprehensive income	1,055	1,055
Accumulated deficit	(257,569)	(229,575)
Total stockholders’ equity	62,446	85,175
Total liabilities and stockholders' equity	$189,584	$210,574

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Net sales	$151,949	$144,270	$299,327	$310,559
Cost of sales (1)	102,170	95,877	202,201	208,247
Gross profit	49,779	48,393	97,126	102,312
Operating expense	62,196	57,121	124,689	117,557
Loss from operations	(12,417)	(8,728)	(27,563)	(15,245)
Other income (expense):
Other income, net	181	354	441	791
Interest expense	(385)	(286)	(642)	(586)
Total other (loss) income, net	(204)	68	(201)	205
Loss before income taxes	(12,621)	(8,660)	(27,764)	(15,040)
Income tax provision	90	27	230	125
Net loss	(12,711)	(8,687)	(27,994)	(15,165)
Other comprehensive gain:
Foreign currency adjustments	—	—	—	87
Total other comprehensive gain	—	—	—	87
Comprehensive loss	$(12,711)	$(8,687)	$(27,994)	$(15,078)
Net loss per share:
Basic and diluted net loss per share	$(0.23)	$(0.15)	$(0.47)	$(0.27)
Weighted-average common shares outstanding:
Shares used in computation of basic and diluted net loss per share	55,894	56,851	60,176	56,677
(1)	Excludes depreciation and amortization expense which is included in operating expense.

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, In Thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance, December 30, 2023	56,303	$60	$312,874	$(11,912)	$783	$(188,974)	$112,831
Net loss	—	—	—	—	—	(6,478)	(6,478)
Issuance of shares in connection with restricted stock units vesting	243	1	(323)	—	—	—	(322)
Issuance of shares in connection with BOD fees	—	—	8	—	—	—	8
Officers and directors stock purchase plan	3	—	—	—	—	—	—
Issuance of shares in connection with ESPP	75	—	202	—	—	—	202
Share-based compensation	—	—	2,824	—	—	—	2,824
Foreign currency adjustments	—	—	—	—	87	—	87
Balance, March 30, 2024	56,624	$61	$315,585	$(11,912)	$870	$(195,452)	$109,152
Net loss	—	—	—	—	—	(8,687)	(8,687)
Issuance of shares in connection with restricted stock units vesting	455	—	(106)	—	—	—	(106)
Issuance of shares in connection with BOD fees	7	—	11	—	—	—	11
Officers and directors stock purchase plan	2	—	3	—	—	—	3
Share-based compensation	—	—	3,517	—	—	—	3,517
Balance, June 29, 2024	57,088	$61	$319,010	$(11,912)	$870	$(204,139)	$103,890

Balance, December 28, 2024	57,454	61	325,546	(11,912)	1,055	(229,575)	85,175
Net loss	—	—	—	—	—	(15,283)	(15,283)
Issuance of shares in connection with restricted stock units vesting	715	1	(396)	—	—	—	(395)
Issuance of shares in connection with BOD fees	11	—	11	—	—	—	11
Officers and directors stock purchase plan	1	—	—	—	—	—	—
Issuance of shares in connection with ESPP	114	—	96	—	—	—	96
Share-based compensation	—	—	3,166	—	—	—	3,166
Balance, March 29, 2025	58,295	$62	$328,423	$(11,912)	$1,055	$(244,858)	$72,770
Net loss	—	—	—	—	—	(12,711)	(12,711)
Issuance of shares in connection with restricted stock units vesting	451	1	(69)	—	—	—	(68)
Issuance of shares in connection with BOD fees	15	—	14	—	—	—	14
Share-based compensation	—	—	2,441	—	—	—	2,441
Balance, June 28, 2025	58,761	$63	$330,809	$(11,912)	$1,055	$(257,569)	$62,446

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, In Thousands)

	Twenty-Six Weeks Ended
	June 28,	June 29,
	2025	2024
Operating activities
Net loss	$(27,994)	$(15,165)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	10,460	8,480
Amortization of intangible assets	27	21
Share-based compensation expense	5,145	5,910
Stock awards issued for non-employee director service	25	19
Stock awards related to officers and directors stock purchase plan from payroll deferral	—	4
Amortization of deferred financing costs	32	32
Changes in operating assets and liabilities:
Accounts receivable	(1,437)	1,217
Inventory	(3,656)	19,613
Other current assets	921	(2,032)
Other non-current assets	102	15
Accounts payable and accrued expenses	(4,701)	(17,802)
Other current liabilities	789	(566)
Right-of-use obligation - operating leases - current	(25)	1,169
Right-of-use obligation - operating leases - long-term	22	(790)
Other non-current liabilities	230	(107)
Net cash (used in) provided by operating activities	(20,060)	18
Investing activities
Additions to property and equipment	(4,408)	(14,567)
Payments for intangible assets	—	(40)
Net cash used in investing activities	(4,408)	(14,607)
Financing activities
Borrowings from revolving loan payable	10,213	127
Payments made on revolving loan payable	(213)	(127)
Payments on finance leases	(1,786)	(2,157)
Net proceeds from issuance of common stock for ESPP	96	202
Statutory tax withholding payment for share-based compensation	(465)	(429)
Net cash provided by (used in) financing activities	7,845	(2,384)
Effect of exchange rate changes on cash	—	87
Net change in cash and cash equivalents	(16,623)	(16,886)
Cash and cash equivalents, beginning of period	36,397	50,951
Cash and cash equivalents, end of period	$19,774	$34,065
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use operating asset acquired	$—	$12,857
Accrued asset purchases	$469	$888
Share-based compensation expense capitalized in property and equipment	$502	$431
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$129	$48
Cash paid during the period for interest	$642	$586
Cash received during the period for interest	$441	$791

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

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of June 28, 2025 and the consolidated results of operations and cash flows for the thirteen weeks and twenty-six weeks ended June 28, 2025 and June 29, 2024. The Company’s results for the interim periods are not necessarily indicative of the results that may be expected for any other interim period, or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 28, 2024, which was filed with the SEC on March 26, 2025 and all our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2024 fiscal year, and throughout the date of this report.

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

Note 2 – Borrowings

The Company maintains an asset-based revolving credit facility ("Credit Facility") that provides for, among other things, a revolving commitment, which is subject to a borrowing base derived from certain receivables, inventory, and property and equipment. The Credit Facility provides for the revolving commitment in an aggregate principal amount of $75,000 and allows for an uncommitted ability to increase the aggregate principal amount by an additional $75,000 to $150,000, subject to certain terms and conditions. The Credit Facility matures on June 17, 2027. As of June 28, 2025 and December 28, 2024, our outstanding revolving loan balance was $10,000 and $0, respectively. Subsequent to June 28, 2025, we borrowed an additional $10,000 from the revolving loan under the Credit Facility. As of June 28, 2025 and December 28, 2024, the outstanding standby letters of credit balance was $680, respectively, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheets.

Loans drawn under the Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) Adjusted Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 1.50% to 2.00% per annum based on the Company's fixed charge coverage ratio, or (b) an “alternate prime base rate” subject to an increase from 0.00% to 0.50% per annum based on the Company’s fixed charge coverage ratio. As of June 28, 2025, the Company’s SOFR based interest rate was 6.43% and the Company’s prime based rate was 8.00%. A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of either 0.20% or 0.25% per annum based on the amount of undrawn availability, is payable monthly. Under the terms of the credit agreement with JPMorgan Chase Bank, N.A. (the “Credit Agreement”), cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if “excess availability,” as defined under the Credit Agreement, is less than $9,000 (12% of the aggregate revolving commitment) for three consecutive business days and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $9,000 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that the Company’s required excess availability related to the “Covenant Testing Trigger Period” (as defined under the Credit Agreement) is less than $7,500 (10% of the aggregate revolving commitment) for three consecutive business days, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, and continuing until excess availability has been greater than or equal to $7,500 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment).

Note 3 – Stockholders’ Equity and Share-Based Compensation

Options and Restricted Stock Units

The Company had the following common stock option activity during the twenty-six weeks ended June 28, 2025:

●	Granted options to purchase 100 common shares.
●	Exercise of 0 options to purchase common shares.
●	Forfeiture of 0 options to purchase common shares.
●	Expiration of 116 options to purchase common shares.

The following table summarizes the Company’s restricted stock unit ("RSU") and restricted stock award (“RSA”) activity for the twenty-six weeks ended June 28, 2025, and details regarding the awards outstanding and exercisable as of June 28, 2025 (in thousands):

		Weighted Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value
Vested and expected to vest as of December 28, 2024	5,432
Awarded	2,950
Vested	(1,570)
Forfeited	(103)
Awards outstanding, June 28, 2025	6,709	$3.05	$5,031
Vested and expected to vest as of June 28, 2025	6,709	$3.05	$5,031

During the twenty-six weeks ended June 28, 2025, 1,570 RSUs that vested were time-based.

For the thirteen and twenty-six weeks ended June 28, 2025, we recorded compensation costs related to stock options, RSUs and RSAs of $2,481 and $5,647, respectively. For the thirteen and twenty-six weeks ended June 29, 2024, we recorded compensation costs related to stock options and RSUs of $3,517 and $6,341, respectively. As of June 28, 2025, there was unrecognized compensation expense related to stock options, RSUs and RSAs of $10,448 that will be expensed through June 2029.

Note 4 – Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net loss per share:
Numerator:
Net loss allocable to common shares	$(12,711)	$(8,687)	$(27,994)	$(15,165)
Denominator:
Weighted-average common shares outstanding (basic and diluted)	55,894	56,851	60,176	56,677
Basic and diluted net loss per share	$(0.23)	$(0.15)	$(0.47)	$(0.27)

For the thirteen and twenty-six weeks ended June 28, 2025 and June 29, 2024, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share as the effect of including such securities would have been anti-dilutive.

Note 5 – Income Taxes

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2020-2024 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2021-2024 remain open.

For the thirteen and twenty-six weeks ended June 28, 2025, the effective tax rate for the Company was (0.7)% and (0.8)%, respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different effective tax rates, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax on the current period pre-tax loss.

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

The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the twenty-six weeks ended June 28, 2025, there was no material change from fiscal year ended December 28, 2024 in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S. which contains a broad range of tax reform provisions affecting businesses. We are evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position, but we expect that the legislation will likely not have a material impact on our consolidated financial statements. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our consolidated results of operations for the twenty-six weeks ended June 28, 2025.

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

Ordinary course litigation. The Company is subject to legal proceedings and claims which arise in the ordinary course of its business, including, for example, claims relating to product liability, workplace injuries, intellectual property rights, and employment matters. For example, a worker, who was directly employed by the Company’s third party labor contracting firm at the Company’s Grand Prairie, TX warehouse has filed a negligence claim in the Superior Court of the State of California, Los Angeles County, Central District relating to a workplace injury from March 2021. In July 2024, the Court granted the Company’s motion for summary judgement. The plaintiff has filed an appeal and the Company intends to continue to defend itself vigorously, although there can be no assurance that there will not be some liability. As of the date hereof, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flow of the Company. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations.

Note 7 – Product Information

As described in Note 1 above, the Company’s products consist of replacement parts serving the wear and tear and body repair market, hard parts to serve the maintenance and repair market, and other parts and accessories. The following table summarizes the approximate distribution of the Company’s revenue by product type.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
House Brands
Replacement Parts	60%	62%	62%	63%
Hard Parts	20%	20%	19%	19%
Other	1%	1%	1%	1%

Branded
Replacement Parts	2%	2%	2%	2%
Hard Parts	16%	14%	15%	14%
Other	1%	1%	1%	1%

Total	100%	100%	100%	100%

Note 8 – Segment Information

The Company operates as a single reportable segment (referred to as “segment” herein), engaged in the distribution and selling of aftermarket auto part products (SKUs) to customers through the flagship website, www.carparts.com, app, and online marketplaces. No individual operating segments were identified by the Company.

The Company’s CODM is the Chief Executive Officer. The CODM assesses performance for the entire Company and decides how to allocate resources based on consolidated net loss that is reported on the consolidated statements of operations. The determination that the Company operates as a single segment is consistent with the nature of the operations and the consolidated financial information regularly reviewed by the CODM, for the purposes of evaluating key operating decisions, allocating resources, and planning and forecasting the consolidated operating budget. The measure of segment assets is reported on the consolidated balance sheets as total assets. The Company sells its products primarily to customers in the United States. The accounting policies of the segment are the same as those described in the detail under “Note 1 – Basis of Presentation and Description of Company.”

The CODM is regularly provided with significant segment expenses. The following table summarizes the Company’s segment net sales, significant segment expenses, and segment loss:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$151,949	$144,270	$299,327	$310,559
Product COGS	73,129	68,181	144,554	149,085
Freight and fuel surcharge expense	29,041	27,685	57,647	59,150
Advertising expense	23,436	19,112	47,316	38,954
Employee payroll expense	20,196	18,357	39,478	41,000
Rent and facilities expense	3,475	4,040	6,910	7,911
Depreciation and amortization	4,978	4,455	10,460	8,480
Stock compensation expense	2,273	3,328	5,145	5,910
Other segment items(1)	7,928	7,867	15,610	15,437
Interest expense (income), net	204	(68)	201	(205)
Net loss	$(12,711)	$(8,687)	$(27,994)	$(15,165)
(1)	Other segment items primarily includes technology expense, general and administrative expense, fulfillment expense and marketing expense.

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

The information contained in this section is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the U.S. Securities and Exchange Commission (“SEC”), which are available on the SEC’s website at http://www.sec.gov. The section entitled “Risk Factors” set forth in Part II, Item 1A of this report, and similar discussions in our other SEC filings, describe some of the important factors, risks and uncertainties that may affect our business, results of operations and financial condition and could cause actual results to differ materially from those expressed or implied by these or any other forward-looking statements made by us or on our behalf. You are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date thereof. We do not assume any obligation to revise or update forward-looking statements, unless required by law. Finally, our historic results should not be viewed as indicative of future performance.

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

Industry-wide trends that support our strategy and future growth include:

1.Number of SKUs required to serve the market. The number of automotive SKUs has grown dramatically over the last several years. In today’s market, unless the consumer is driving a high volume produced vehicle and needs a simple maintenance item, the part they need is not typically on the shelf at a brick-and-mortar store. We believe our user-friendly flagship website provides customers with a favorable alternative to the brick-and-mortar shopping experience by offering a comprehensive selection of approximately 1,578,000 SKUs with detailed product descriptions, attributes and photographs combined with the flexibility of fulfilling orders using both drop-ship and stock-and-ship methods.
2.U.S. vehicle fleet expanding and aging. The average age of U.S. light vehicles, an indicator of auto parts demand, reached a new record-high of 12.8 years in 2025, according to the U.S. Auto Care Association. We believe an increasing vehicle base and rising average age of vehicles will have a positive impact on overall aftermarket parts demand because older vehicles generally require more repairs. In many cases we believe these older vehicles are driven by Do-It-Yourself (“DIY”) car owners who are more likely to handle any necessary repairs themselves rather than taking their car to the professional repair shop.
3.Growth of online sales. The U.S. Auto Care Association estimated that overall revenue from online sales of auto parts and accessories would reach over $27 billion by 2028. Improved product availability, lower prices and consumers’ growing comfort with digital platforms are driving the shift to online sales. We believe that we are well positioned for the shift to online sales due to our history of being a leading source for aftermarket automotive parts through our flagship website, app, and online marketplaces.

Factors Affecting our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed in Part II, Item IA, of this report, in Part I, Item IA, in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 and in Part II, Item IA, of our Quarterly Report on Form 10-Q for the period ended March 29, 2025.

Executive Summary

For the second quarter of 2025, the Company generated net sales of $151,949, compared with $144,270 for the second quarter of 2024, representing an increase of 5.3%. The Company incurred a net loss of $12,711 for the second quarter of 2025 compared to a net loss of $8,687 for the second quarter of 2024. The Company’s net loss before interest income, net, income tax provision, depreciation and amortization expense, amortization of intangible assets, plus share-based compensation expense, workforce transition costs, distribution center costs and strategic alternatives exploration costs (“Adjusted EBITDA”) of $(3,116) in the second quarter of 2025 compared to $(118) the second quarter of 2024. Adjusted EBITDA is not a Generally Accepted Accounting Principle (“GAAP”) measure. See the section below titled “Non-GAAP measures” for information regarding our use of Adjusted EBTIDA and a reconciliation from net loss.

Net sales increased in the second quarter of 2025 compared to the second quarter of 2024. The increase in net sales was primarily driven by an increase in consumer demand through our primary ecommerce sales channel, carparts.com, partially offset by continued softness in our marketplaces sales channel. Gross profit increased by 2.9% to $49,779 and gross margin decreased 70 basis points to 32.8% compared to 33.5% in the second quarter of 2024. The decrease in gross margin was primarily driven by product mix and the impact of tariffs.

Total expenses, which primarily consisted of cost of sales and operating expense, increased in the second quarter of 2025 compared to the same period in 2024. The changes in both cost of sales and operating expense are described in further detail under — “Results of Operations” below.

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

The table below reconciles net loss to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net loss	$(12,711)	$(8,687)	$(27,994)	$(15,165)
Depreciation & amortization	4,978	4,455	10,460	8,480
Amortization of intangible assets	14	13	27	21
Interest expense (income), net	204	(68)	201	(205)
Income tax provision	90	27	230	125
EBITDA	$(7,425)	$(4,260)	$(17,076)	$(6,744)
Stock compensation expense	$2,273	$3,328	$5,145	$5,910
Workforce transition costs(1)	1,657	108	1,657	591
Distribution center costs(2)	—	706	—	1,177
Strategic alternatives exploration costs(3)	379	—	929	—
Adjusted EBITDA	$(3,116)	$(118)	$(9,345)	$934
(1)	We incurred workforce transition costs, primarily related to severance, mainly as part of our workforce reductions in the fiscal year ended December 28, 2024 and recently in the second quarter of 2025.
(2)	We incurred certain non-recurring costs, primarily overlapping rent expense, attributable to moving to our new Las Vegas, Nevada distribution center.
(3)	We incurred certain costs, primarily legal and advisor costs, attributable to our ongoing exploration of strategic alternatives.

Results of Operations

The following table sets forth selected statements of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.2	66.5	67.6	67.1
Gross profit	32.8	33.5	32.4	32.9
Operating expense	40.9	39.6	41.7	37.9
Loss from operations	(8.1)	(6.1)	(9.2)	(5.0)
Other income (expense):
Other income, net	0.1	0.3	0.1	0.3
Interest expense	(0.3)	(0.2)	(0.2)	(0.2)
Total other income, net	(0.2)	0.1	(0.1)	0.1
Loss before income taxes	(8.3)	(6.0)	(9.3)	(4.9)
Income tax provision	0.1	0.0	0.1	0.0
Net loss	(8.4)%	(6.0)%	(9.4)%	(5.0)%

Thirteen and Twenty-Six Weeks Ended June 28, 2025 Compared to the Thirteen and Twenty-Six Weeks Ended June 29, 2024

Net Sales and Gross Margin

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

	(in thousands)		(in thousands)
Net sales	$151,949	$144,270	$299,327	$310,559
Cost of sales	102,170	95,877	202,201	208,247
Gross profit	$49,779	$48,393	$97,126	$102,312
Gross margin	32.8%	33.5%	32.4%	32.9%

Net sales increased $7,679, or 5.3%, for the second quarter of 2025 compared to the second quarter of 2024. Net sales decreased $11,232, or 3.6%, for the twenty-six weeks ended June 28, 2025 (“YTD Q2 2025”) compared to the same period in 2024. The net sales increase for the second quarter of 2025 was primarily driven by an increase in consumer demand through our primary ecommerce sales channel, carparts.com, partially offset by continued softness in our marketplaces sales channel. The net sales decrease for YTD Q2 2025 was primarily driven by inclement weather in the first quarter of 2025.

Gross profit increased $1,386, or 2.9%, for the second quarter of 2025 compared to the same period in 2024, and decreased $5,186, or 5.1%, in YTD Q2 2025 compared to the same period of 2024. Gross margin decreased 70 basis points to 32.8% in the second quarter of 2025 compared to 33.5% in the second quarter of 2024 and gross margin decreased 50 basis points to 32.4% in YTD Q2 2025 compared to the same period of 2024. The decrease in gross margin was primarily driven by product mix and the impact of tariffs.

Operating Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

	(in thousands)		(in thousands)
Operating expense	$62,196	$57,121	$124,689	$117,557
Percent of net sales	40.9%	39.6%	41.7%	37.9%

Operating expense increased $5,075, or 8.9%, and increased $7,132, or 6.1%, for the second quarter of 2025 and YTD Q2 2025, respectively, compared to the same periods in 2024. Operating expense as a percent of net sales increased 130 basis points to 40.9% and increased 380 basis points to 41.7% in the second quarter of 2025 and YTD Q2 2025, respectively, compared to the same periods in 2024. The increase was primarily related to an unfavorable marketing spend, in addition to the impact of one-time fees related to our ongoing exploration of strategic alternatives in 2025.

Total Other (Expense) Income, Net

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

	(in thousands)		(in thousands)
Total other (expense) income, net	$(204)	$68	$(201)	$205
Percent of net sales	(0.1)%	0.0%	(0.1)%	0.1%

Total other income, net, decreased $272, or 400.0%, and decreased $406, or 198.1%, for the second quarter of 2025 and YTD Q2 2025, respectively, compared to the same periods in 2024, primarily driven by a decrease in interest income due to a lower cash balance throughout 2025.

Income Tax Provision

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

	(in thousands)		(in thousands)
Income tax provision	$90	$27	$230	$125
Percent of net sales	0.1%	0.0%	0.1%	0.0%

For the thirteen and twenty-six weeks ended June 28, 2025, the effective tax rate for the Company was (0.7)% and (0.8)%, respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different effective tax rates, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax of the current period pre-tax loss.

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

The Company accounts for income taxes in accordance with ASC Topic 740 – Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the twenty-six weeks ended June 28, 2025, there was no material change from fiscal year ended December 28, 2024 in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S. which contains a broad range of tax reform provisions affecting businesses. We are evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position, but we expect that the legislation will likely not have a material impact on our consolidated financial statements. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our consolidated results of operations for the twenty-six weeks ended June 28, 2025.

Foreign Currency

The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations.

Liquidity and Capital Resources

Sources of Liquidity

During the twenty-six weeks ended June 28, 2025, we primarily funded our operations with cash and cash equivalents generated from operations and borrowings from our revolving loan. As of June 28, 2025, our outstanding revolving loan balance under our Credit Facility was $10,000. Subsequent to June 28, 2025, we borrowed an additional $10,000 from the revolving loan under the Credit Facility. We had cash and cash equivalents of $19,774 as of June 28, 2025, representing a $16,623 decrease from $36,397 of cash as of December 28, 2024. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our Credit Facility will be sufficient to finance our operations through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).

Working Capital

As of June 28, 2025 and December 28, 2024, our working capital was $40,266 and $48,445, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the twenty-six weeks ended June 28, 2025 and June 29, 2024 (in thousands):

	Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024
Net cash (used in) provided by operating activities	$(20,060)	$18
Net cash used in investing activities	(4,408)	(14,607)
Net cash provided by (used in) financing activities	7,845	(2,384)
Effect of exchange rate changes on cash	—	87
Net change in cash and cash equivalents	$(16,623)	$(16,886)

Operating Activities

Net cash (used in) provided by operating activities for the twenty-six weeks ended June 28, 2025 and June 29, 2024 was ($20,060) and $18, respectively. The decrease was primarily driven by a higher net loss in YTD Q2 2025, in addition to the higher net cash outflow from the change in working capital, mainly attributable to the increase of our inventory position as a result of the continued uncertainty from tariffs.

Investing Activities

For the twenty-six weeks ended June 28, 2025, net cash used in investing activities was primarily the result of additions to property and equipment of $4,408, which are mainly related to capitalized website and software development costs. For the twenty-six weeks ended June 29, 2024, net cash used in investing activities was primarily the result of additions to property and equipment of $14,567, which are mainly related to leasehold improvements, capitalized website and software development costs, and machinery and equipment.

Financing Activities

Net cash provided by financing activities was $7,845 for the twenty-six weeks ended June 28, 2025, primarily due to $10,000 of net borrowings from our revolving loan, partially offset by $1,786 of payments on finance leases. Net cash used in financing activities was $2,384 for the twenty-six weeks ended June 29, 2024, primarily due to $2,157 of payments on finance leases.

Debt and Available Borrowing Resources

Total debt was $20,514 as of June 28, 2025 compared to $12,313 as of December 28, 2024 and primarily consists of right-of-use obligations – finance and our outstanding revolving loan balance.

The Company maintains a Credit Facility that provides for, among other things, a revolving commitment, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. The Credit Facility provides for the revolving commitment in an aggregate principal amount of up to $75,000 and allows for an uncommitted ability to increase the aggregate principal amount by an additional $75,000 to $150,000, subject to certain terms and conditions. The Credit Facility matures on June 17, 2027. As of June 28, 2025 and December 28, 2024, our outstanding revolving loan balance was $10,000 and $0, respectively. As of June 28, 2025 and December 28, 2024, the outstanding standby letters of credit balance was $680, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheets. We use the trade letters of credit in the ordinary course of business to satisfy certain vendor obligations.

Loans drawn under the Credit Facility bear interest at a per annum rate equal to either (a) SOFR plus an applicable margin of 1.50% to 2.00% per annum based on the Company’s fixed charge coverage ratio, or (b) an “alternate prime base rate” subject to an increase from 0.00% to 0.50% per annum based on the Company’s fixed charge coverage ratio. As of June 28, 2025, the Company’s SOFR based interest rate was 6.43% and the Company’s prime based rate was 8.00%. A commitment fee, based upon undrawn availability under the Credit Facility bearing interest at a rate of either 0.20% or 0.25% per annum based on the amount of undrawn availability, is payable monthly. Under the terms of the Credit Agreement, cash receipts are deposited into a lock-box, which are at the Company’s discretion unless the “cash dominion period” is in effect, during which cash receipts will be used to reduce amounts owing under the Credit Agreement. The cash dominion period is triggered in an event of default or if “excess availability,” as defined under the Credit Agreement, is less than $9,000 for three consecutive business days and will continue until, during the preceding 45 consecutive days, no event of default existed and excess availability has been greater than $9,000 at all times (with the trigger subject to adjustment based on the Company’s revolving commitment). In addition, in the event that the Company’s required excess availability related to the “Covenant Testing Trigger Period” (as defined under the Credit Agreement) is less than $7,500 for three consecutive business days, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, and continuing until excess availability has been greater than or equal to $7,500 at all times for 45 consecutive days (with the trigger subject to adjustment based on the Company’s revolving commitment).

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

Funding Requirements

Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months. Our future capital requirements may, however, vary materially from those now planned or anticipated. Changes in our operating plans, lower than anticipated net sales or gross margins, increased expenses, continued or worsened economic conditions, worsening operating performance by us, or other events, including those described in “Risk Factors” included in this report and any other reports we filed with the SEC may force us to sell assets or seek additional debt or equity financings in the future, including the issuance of additional common stock under a registration statement. As such, there can be no assurance that we would be able to raise such additional financing or engage in asset sales on acceptable terms, or at all. If we are not able to raise adequate additional financing or proceeds from asset sales, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations.

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

There were no significant changes to our critical accounting policies during the thirteen weeks ended June 28, 2025. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations (for further detail, refer to our Annual Report on Form 10-K that we filed with the SEC on March 26, 2025):

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

Interest Rate Risk

We are subject to interest rate risk in connection with our revolving loan under our Credit Facility, which bears an interest rate based on a SOFR, plus an applicable margin, and a prime based rate. As of June 28, 2025, we had a balance of $10,000 outstanding under our revolving loan. A hypothetical 100 basis point change in interest rates would not materially affect our interest expense and cash flows.

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

ITEM 1A.             RISK FACTORS

Our business is subject to a number of risks which are summarized and then discussed in more detail below. Other risks are presented elsewhere in this report and in our other filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, and our Quarterly Report on Form 10-Q for the quarter ended March 29, 2025. You should consider carefully the following risks in addition to the other information contained in this report and our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K, and any amendments thereto, before deciding to buy, sell or hold our common stock. If any of the following known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment. You should not interpret the disclosure of a risk to imply that such risk has not already materialized.

Risk Factors Summary

Our business and industry are subject to a number of risks that could adversely affect our business, financial condition and operating results. These risks are discussed in more detail below and include, but are not limited to, risks related to the following:

Risks Related To Our Operations

●	We are dependent upon relationships with suppliers in Taiwan and China for the majority of our products.
●	Our preliminary exploration of potential strategic alternatives, announced on March 5, 2025, may not be successful.
●	We depend on third-party delivery services, both inbound and outbound, to deliver our products to our distribution centers and customers, and any increases in the fees could adversely affect our financial condition.
●	Higher wage costs due to changes in federal and state minimum wage laws could adversely affect our business.
●	If commodity prices such as fuel, plastic and steel increase, our margins may be negatively impacted.
●	Purchasers of aftermarket auto parts may not choose to shop online.
●	Shifting online consumer behavior of purchasers of aftermarket auto parts.
●	If hosts of third-party marketplaces limit our access, we could lose a substantial portion of our revenues.
●	During the second quarter of 2025, we recorded a net loss, and it is possible that net losses could continue in the future.
●	Our operations are restricted by our Credit Agreement, and our ability to borrow funds under our Credit Facility is subject to a borrowing base.
●	If our assets become impaired, we may be required to record a significant charge to earnings.
●	We are highly dependent upon key suppliers.
●	Inability to manage the challenges associated with our international operations.
●	If our fulfillment operations are interrupted for any significant period of time, our sales could decline.
●	We face intense competition and operate in an industry with limited barriers to entry.
●	Failure to offer a broad selection of products at competitive prices or to maintain sufficient inventory.
●	We rely on key personnel and may need additional personnel for the success and growth of our business.
●	In the future, our business could be adversely affected by the effects from a prolonged COVID-19 outbreak or another pandemic.
●	As a result of our international operations, we have foreign exchange risk.
●	Our product catalog database could be stolen, misappropriated or damaged, or a competitor might create a substantially similar catalog without infringing our rights.
●	Economic conditions have had, and may continue to have, an adverse effect on the demand for aftermarket auto parts and could adversely affect our sales and operating results.
●	The seasonality of our business places increased strain on our operations.

●	Vehicle miles driven have fluctuated and may decrease.
●	We may be required to collect and pay more sales taxes, and possibly for other fees and penalties.
●	Our ability to use net operating loss carryforwards to offset future income may be limited.
●	Our estimate of the size of our addressable market may prove to be inaccurate.

Regulatory And Litigation Risks

●	Tariffs and other restrictions imposed by the United States government.
●	We face exposure to product liability lawsuits.
●	Failure to comply with privacy laws and regulations and failure to adequately protect customer data.
●	The regulatory framework is constantly evolving, and privacy concerns could adversely affect our business.
●	Challenges by original equipment manufacturers (“OEMs”) to the validity of the auto parts industry and claims of intellectual property infringement.
●	Inability to protect our intellectual property rights.
●	We could incur substantial judgments, fines, legal fees and other costs relating to litigation matters or certain laws and governmental regulations.
●	Changes in tax laws or regulations that are applied adversely to us or our customers.
●	Existing or future government regulation could expose us to liabilities and costly changes in our business.
●	We may be affected by global climate change or by legal, regulatory, or market responses to such change.
●	Potential impact from future regulation related to environmental, social and governance (“ESG”) matters.

Risks Related To Our Use Of Technology

●	We depend on search engines and other online sources to attract visitors to our websites and marketplace channels, and the ability to attract and convert them into customers in a cost-effective manner.
●	We rely on bandwidth and data center providers, and any failure or interruption in the services provided could disrupt our business and cause us to lose customers.
●	Security threats, such as ransomware attacks, to our IT infrastructure could expose us to liability, business interruption and significant damages, and may damage our reputation and business.
●	Dependence on open-source software could expose us to uncertainty and potential liability.
●	System failures could prevent access to our websites which could reduce our net sales and harm our reputation.
●	Problems with the design, updating, integration or implementation of our IT systems could interfere with our business and operations.
●	Inability to respond to technological change causing our websites to become obsolete.
●	Use of social media may adversely impact our reputation or subject us to fines or other penalties.

Risks Related To Our Capital Stock

●	Our common stock price may continue to be volatile, which may result in losses to our stockholders.
●	Our future operating results may fluctuate and may fail to meet market expectations.
●	Failure to maintain an effective system of internal control over financial reporting or comply with Section 404 of the Sarbanes-Oxley Act of 2002 could cause our stock price to decline.

●	Our charter documents could deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.
●	We do not intend to pay dividends on our common stock.
●	We cannot guarantee that our share repurchase program will enhance shareholder value and share repurchases could affect the price of our common stock.
●	Future capital raises may dilute our existing stockholders’ ownership.
●	We are required to meet the Nasdaq Global Market’s continued listing requirements.

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

Third-party marketplaces account for a significant portion of our revenues. Our sales on third-party marketplaces (including eBay and Amazon) represented a combined 34.5% of total sales in the twenty-six weeks ended June 28, 2025. We anticipate that sales of our products on third-party marketplaces will continue to account for a significant portion of our revenues. In the future, the loss of access to these third-party marketplaces, or any significant cost increases from operating on the marketplaces, could significantly reduce our revenues, and the success of our business depends partly on continued access to these third-party marketplaces. Our relationships with our third-party marketplace providers could deteriorate as a result of a variety of factors, such as if they become concerned about our ability to deliver quality products on a timely basis or to protect a third-party’s intellectual property. In addition, third-party marketplace providers could prohibit our access to these marketplaces if we are not able to meet the applicable required terms of use. Loss of access to a marketplace channel could result in lower sales, and as a result, our business and financial results may suffer.

During the second quarter of 2025, we recorded a net loss, and our net losses may continue in the future.

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

As of June 28, 2025, our outstanding revolver loan balance under our Credit Agreement was $10,000. Any continued outstanding indebtedness would have important consequences, including the following:

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

We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures and general operating expenses. In addition, if we need to refinance our debt, or obtain additional debt financing or sell assets or equity to satisfy our debt service obligations, we may not be able to do so on commercially reasonable terms, if at all. If this were to occur, we may need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations. The Company’s outstanding letters of credit balance as of June 28, 2025 was $680, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet.

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

We completed our most recent impairment assessment of the recoverability of long-lived assets as of June 28, 2025. While we determined at that time that no impairment charge was required, assumptions used in the assessment are made at a point in time and require significant judgment; therefore, they are subject to change based on the facts and circumstances present at each impairment test date. Additionally, these assumptions are generally interdependent and do not change in isolation.

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

Our top ten suppliers represented approximately 50% of our total product purchases during the twenty-six weeks ended June 28, 2025. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For the twenty-six weeks ended June 28, 2025, our product purchases from three drop-ship suppliers represented approximately 13% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

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

As of June 28, 2025, our NOL carryforwards for federal and state were $137,742 and $98,871, respectively. In order to preserve our substantial tax assets associated with the NOLs and built-in-losses under Section 382 of the Internal Revenue Code, we adopted a Tax Benefits Preservation Agreement (“Rights Agreement”). Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases of our common stock in amounts greater than specified levels, which will be beyond our control, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. The Rights Agreement is intended to impose certain ownership limitations to prevent the purchase of our common stock in amounts that could jeopardize our ability to utilize our NOLs. While we entered into the Rights Agreement in order to preserve our NOLs, the Rights Agreement could inhibit acquisitions of significant stake in us and may prevent a change in our control. As a result, the Rights Agreement may have an “anti-takeover” effect. Similarly, the limits on the amount of common stock that a stockholder may own may make it more difficult for stockholders to replace current management or members of the board of directors. Although we have taken steps intended to preserve our ability to utilize our NOLs, including the adoption of the Rights Agreement, such efforts may not be successful.

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

Changes in U.S. and foreign governments’ trade policies have resulted in, and may continue to result in, tariffs on imports into and exports from the U.S., among other restrictions. Throughout 2018 and 2019, and just recently in 2025, the U.S. imposed tariffs on imports from several countries, including China. In February 2025, the U.S. administration announced increased tariff on imports from China, where approximately 20% of our private label products are sourced, and our remaining private label products are imported from Taiwan and other countries. Following the U.S. administration’s announcements, China has also announced corresponding retaliatory tariff measures. We are closely monitoring this evolving situation and evaluating our responses, which may include price adjustments or other cost-mitigation measures. However, there can be no assurance that we will be able to fully mitigate the impact of such tariffs or trade restrictions. If further tariffs are imposed on imports of our products, or retaliatory trade measures are  taken by China or other countries in response to existing or future tariffs, we could be forced to raise prices on all of our imported products or make changes to our operations, any of which could materially harm our revenue or operating results. Any additional future tariffs or quotas imposed on our products or related materials may impact our sales, gross margin and profitability if we are unable to pass increased prices onto our customers. Currently, we cannot fully determine how these tariffs will affect our business operations. The overall impact on our business will be influenced by several variables, including the duration and potential expansion of current tariffs, future changes to tariff rates, scope, or enforcement, retaliatory measures by impacted trade partners, inflationary effects and broader macroeconomic responses, changes to consumer purchasing behavior, ability to pass-through cost increases to the customer, and the effectiveness of our responses in managing these challenges.

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

Since the completion of our initial public offering in February 2007 through June 28, 2025, the trading price of our common stock has been volatile. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

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

While management has concluded that our internal controls over financial reporting were effective as of June 28, 2025, we have in the past identified, and could in the future identify, a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.

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

Our Board of Directors has periodically authorized share repurchases, funded from available working capital, including up to $30 million authorized in July 2021. The share repurchase program has an expiration date of July 26, 2026. Although our Board of Directors has authorized our share repurchase program, this program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, there can be no guarantee that repurchases made under our share repurchase program, if any, will enhance shareholder value. As of June 28, 2025, the Company remained authorized to repurchase up to approximately $25,234 in shares of its common stock.

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

On June 13, 2025, we received a deficiency letter (the “Deficiency Letter”) from the Listing Qualifications Department (the “Staff”) of Nasdaq indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until December 10, 2025, to regain compliance. To regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days during such 180-day compliance period. The Deficiency Letter had no immediate effect on the listing or trading of our common stock.

We have not yet regained compliance with the Bid Price Rule. If we do not regain compliance with the Bid Price Rule by December 10, 2025, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to transfer the listing of our common stock to the Nasdaq Capital Market, provided that we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, including by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq would notify us that our securities would be subject to delisting. In the event of such a notification, we may appeal the Nasdaq staff’s determination to delist our securities. There can be no assurance that we will be eligible for the additional 180 calendar day compliance period, if applicable, or that the Nasdaq staff would grant our request for continued listing subsequent to any delisting notification.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the thirteen weeks ended June 28, 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6.EXHIBITS

The following exhibits are filed herewith or incorporated by reference to the location indicated below:

Exhibit No.	Description
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 12, 2025	CARPARTS.COM, INC.

		By:	/s/ David Meniane
David Meniane
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Ryan Lockwood
Ryan Lockwood
Chief Financial Officer
(Principal Financial Officer)