Form 10-Q
period 2025-09-27
CarParts.com, Inc.
filed 2025-11-10
CIK 1378950

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2025

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

(424) 702-1455

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	PRTS	The Nasdaq Stock Market LLC (Nasdaq Global Market)
Series B Junior Participating Preferred Stock Purchase Right	N/A	The Nasdaq Stock Market LLC (Nasdaq Global Market)

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

As of November 3, 2025, the registrant had 69,663,752 shares of common stock outstanding, $0.001 par value.

CARPARTS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2025

		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	4
	Consolidated Balance Sheets (Unaudited) at September 27, 2025 and December 28, 2024	4
	Consolidated Statements of Operations and Comprehensive Operations (Unaudited) for the Thirteen and Thirty-nine Weeks Ended September 27, 2025 and September 28, 2024	5
	Consolidated Statements of Stockholders’ Equity (Unaudited) for the Thirteen and Thirty-nine Weeks Ended September 27, 2025 and September 28, 2024	6
	Consolidated Statements of Cash Flows (Unaudited) for the Thirty-nine Weeks Ended September 27, 2025 and September 28, 2024	7
	Notes to Consolidated Financial Statements (Unaudited)	8
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	22
ITEM 4.	Controls and Procedures	23

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	24
ITEM 1A.	Risk Factors	24
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
ITEM 3.	Defaults Upon Senior Securities	49
ITEM 4.	Mine Safety Disclosures	49
ITEM 5.	Other Information	49
ITEM 6.	Exhibits	50

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, In Thousands, Except Par Value Data)

	September 27,	December 28,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$36,011	$36,397
Accounts receivable, net	7,349	6,098
Inventory, net	94,283	90,353
Other current assets	6,228	6,020
Total current assets	143,871	138,868
Property and equipment, net	26,017	32,206
Right-of-use - assets - operating leases, net	19,979	26,682
Right-of-use - assets - finance leases, net	8,047	10,765
Other non-current assets	2,364	2,053
Total assets	$200,278	$210,574
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$53,572	$60,365
Accrued expenses	18,486	16,083
Right-of-use - obligation - operating, current	4,986	5,810
Right-of-use - obligation - finance, current	2,963	3,471
Other current liabilities	4,185	4,694
Total current liabilities	84,192	90,423
Convertible notes payable	25,024	—
Right-of-use - obligation - operating, non-current	16,994	23,203
Right-of-use - obligation - finance, non-current	6,719	8,842
Other non-current liabilities	3,192	2,931
Total liabilities	136,121	125,399
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 69,356 and 57,454 shares issued and outstanding as of September 27, 2025 and December 28, 2024 (of which 3,786 are treasury stock)	64	61
Treasury stock	(11,912)	(11,912)
Additional paid-in capital	343,404	325,546
Accumulated other comprehensive income	1,055	1,055
Accumulated deficit	(268,454)	(229,575)
Total stockholders’ equity	64,157	85,175
Total liabilities and stockholders' equity	$200,278	$210,574

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Net sales	$127,769	$144,751	$427,096	$455,310
Cost of sales (1)	85,494	93,769	287,695	302,016
Gross profit	42,275	50,982	139,401	153,294
Operating expense	52,313	60,900	177,002	178,457
Loss from operations	(10,038)	(9,918)	(37,601)	(25,163)
Other (expense) income:
Other (expense) income, net	(203)	345	238	1,136
Interest expense	(585)	(310)	(1,227)	(896)
Total other (expense) income, net	(788)	35	(989)	240
Loss before income taxes	(10,826)	(9,883)	(38,589)	(24,923)
Income tax provision	59	135	289	260
Net loss	(10,885)	(10,018)	(38,879)	(25,183)
Other comprehensive gain:
Foreign currency adjustments	—	—	—	87
Total other comprehensive gain	—	—	—	87
Comprehensive loss	$(10,885)	$(10,018)	$(38,879)	$(25,096)
Net loss per share:
Basic and diluted net loss per share	$(0.19)	$(0.17)	$(0.64)	$(0.44)
Weighted-average common shares outstanding:
Shares used in computation of basic and diluted net loss per share	58,191	57,334	61,072	56,897
(1)	Excludes depreciation and amortization expense which is included in operating expense.

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, In Thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance, December 30, 2023	56,303	$60	$312,874	$(11,912)	$783	$(188,974)	$112,831
Net loss	—	—	—	—	—	(6,478)	(6,478)
Issuance of shares in connection with restricted stock units vesting	243	1	(323)	—	—	—	(322)
Issuance of shares in connection with BOD fees	—	—	8	—	—	—	8
Officers and directors stock purchase plan	3	—	—	—	—	—	—
Issuance of shares in connection with ESPP	75	—	202	—	—	—	202
Share-based compensation	—	—	2,824	—	—	—	2,824
Foreign currency adjustments	—	—	—	—	87	—	87
Balance, March 30, 2024	56,624	$61	$315,585	$(11,912)	$870	$(195,452)	$109,152
Net loss	—	—	—	—	—	(8,687)	(8,687)
Issuance of shares in connection with restricted stock units vesting	455	—	(106)	—	—	—	(106)
Issuance of shares in connection with BOD fees	7	—	11	—	—	—	11
Officers and directors stock purchase plan	2	—	3	—	—	—	3
Share-based compensation	—	—	3,517	—	—	—	3,517
Balance, June 29, 2024	57,088	$61	$319,010	$(11,912)	$870	$(204,139)	$103,890
Net loss	—	—	—	—	—	(10,018)	(10,018)
Issuance of shares in connection with restricted stock units vesting	97	—	(32)	—	—	—	(32)
Issuance of shares in connection with BOD fees	12	—	12	—	—	—	12
Officers and directors stock purchase plan	4	—	3	—	—	—	3
Issuance of shares in connection with ESPP	185	—	157	—	—	—	157
Share-based compensation	—	—	3,187	—	—	—	3,187
Balance, September 28, 2024	57,386	$61	$322,337	$(11,912)	$870	$(214,157)	$97,199

Balance, December 28, 2024	57,454	61	325,546	(11,912)	1,055	(229,575)	85,175
Net loss	—	—	—	—	—	(15,283)	(15,283)
Issuance of shares in connection with restricted stock units vesting	715	1	(396)	—	—	—	(395)
Issuance of shares in connection with BOD fees	11	—	11	—	—	—	11
Officers and directors stock purchase plan	1	—	—	—	—	—	—
Issuance of shares in connection with ESPP	114	—	96	—	—	—	96
Share-based compensation	—	—	3,166	—	—	—	3,166
Balance, March 29, 2025	58,295	$62	$328,423	$(11,912)	$1,055	$(244,858)	$72,770
Net loss	—	—	—	—	—	(12,711)	(12,711)
Issuance of shares in connection with restricted stock units vesting	451	1	(69)	—	—	—	(68)
Issuance of shares in connection with BOD fees	15	—	14	—	—	—	14
Share-based compensation	—	—	2,441	—	—	—	2,441
Balance, June 28, 2025	58,761	$63	$330,809	$(11,912)	$1,055	$(257,569)	$62,446
Net loss	—	—	—	—	—	(10,885)	(10,885)
Issuance of shares in connection with restricted stock units vesting	163	—	(53)	—	—	—	(53)
Issuance of shares in connection with BOD fees	20	—	15	—	—	—	15
Issuance of shares in connection with ESPP	92	—	57	—	—	—	57
Issuance of shares in connection with purchase agreement	10,320	1	10,732	—	—	—	10,733
Issuance costs in connection with purchase agreement	—	—	(383)	—	—	—	(383)
Share-based compensation	—	—	2,227	—	—	—	2,227
Balance, September 27, 2025	69,356	$64	$343,404	$(11,912)	$1,055	$(268,454)	$64,157

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, In Thousands)

	Thirty-Nine Weeks Ended
	September 27,	September 28,
	2025	2024
Operating activities
Net loss	$(38,879)	$(25,183)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	15,702	13,436
Amortization of intangible assets	40	33
Noncash interest expense	24	—
Share-based compensation expense	7,434	8,967
Stock awards issued for non-employee director service	40	31
Stock awards related to officers and directors stock purchase plan from payroll deferral	—	7
Loss (gain) from disposition of assets	4	(70)
Amortization of deferred financing costs	84	49
Loss on early lease termination	393	—
Changes in operating assets and liabilities:
Accounts receivable	(1,251)	(1,063)
Inventory	(3,930)	31,666
Other current assets	(113)	(355)
Other non-current assets	(486)	261
Accounts payable and accrued expenses	(5,151)	(19,352)
Other current liabilities	(509)	(465)
Right-of-use obligation - operating leases - current	(150)	1,259
Right-of-use obligation - operating leases - long-term	8	(772)
Other non-current liabilities	263	93
Net cash (used in) provided by operating activities	(26,477)	8,542
Investing activities
Additions to property and equipment	(6,281)	(18,146)
Payments for intangible assets	—	(76)
Proceeds from sale of property and equipment	—	92
Net cash used in investing activities	(6,281)	(18,130)
Financing activities
Borrowings from revolving loan payable	20,565	168
Payments made on revolving loan payable	(20,565)	(168)
Proceeds from convertible notes payable	25,000	—
Payments on finance leases	(2,615)	(3,243)
Net proceeds from issuance of common stock for ESPP	154	359
Proceeds from issuance of common stock	10,733	—
Payment of issuance costs - common stock	(383)	—
Statutory tax withholding payment for share-based compensation	(517)	(461)
Net cash provided by (used in) financing activities	32,372	(3,345)
Effect of exchange rate changes on cash	—	87
Net change in cash and cash equivalents	(386)	(12,846)
Cash and cash equivalents, beginning of period	36,397	50,951
Cash and cash equivalents, end of period	$36,011	$38,105
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use operating asset acquired	$—	$12,857
Accrued asset purchases	$396	$907
Share-based compensation expense capitalized in property and equipment	$685	$561
Accrued issuance costs - purchase agreement	$550	$—
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$152	$48
Cash paid during the period for interest	$1,094	$896
Cash received during the period for interest	$631	$1,136

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

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of September 27, 2025 and the consolidated results of operations and cash flows for the thirteen weeks and thirty-nine weeks ended September 27, 2025 and September 28, 2024. The Company’s results for the interim periods are not necessarily indicative of the results that may be expected for any other interim period, or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 28, 2024, which was filed with the SEC on March 26, 2025 and all our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2024 fiscal year, and throughout the date of this report.

Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months.

Recently Adopted Accounting Standard

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, “Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures.” This ASU requires an entity that has a single reportable segment, such as the Company, to disclose the title and position of the individual identified as the Company’s chief operating decision maker (“CODM”). Additionally, the ASU requires disclosure of the significant segment expenses that are regularly provided to the CODM and included in the reported measure of segment loss. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company adopted the provisions of the ASU and applied the amendment retrospectively in its consolidated financial statements (see “Note 8 - Segment Information”).

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

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software,” which revises the guidance for capitalizing costs related to internal-use software to better reflect modern, iterative and agile development practices. This ASU plans to remove project stage references and instead will focus on a new capitalization criteria: (i) management has authorized and committed to the software project and (ii) project completion probability. This ASU requires companies to evaluate whether significant development uncertainty exists before capitalizing costs and also incorporates website development guidance into Subtopic 350-40. This ASU is effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

Note 2 – Borrowings

Convertible Notes Payable

On September 8, 2025, the Company entered into a purchase agreement (“Purchase Agreement”) with certain investors, pursuant to which the Company issued convertible notes (the “Convertible Notes”) with an aggregate principal amount of $25,000 and issued and sold $10,733 in gross proceeds of common stock (see “Note 3 - Stockholders’ Equity and Share-Based Compensation”). The Convertible Notes accrue interest quarterly at a rate of two percent (2%) per annum, payable in kind. The maturity date is September 10, 2028. The outstanding Convertible Notes principal balance, plus any unpaid and accrued interest, is convertible at the option of the investors into shares of common stock of the Company at the maturity date, at a conversion price of $1.20 per share (“Conversion Price”). As of September 27, 2025, the Convertible Notes payable balance was $25,024.

The Company assessed all terms and features of the Convertible Notes in order to identify any potential embedded features that would require bifurcation. The Company determined that the conversion options of the Convertible Notes, including the conversion feature of the $1.20 Conversion Price, was clearly and closely related to the debt host and did not require separate accounting. Additionally, this feature did not meet the definition of a derivative under ASC 815, Derivatives and Hedging, and as a result, did not require separate accounting as a derivative.

Credit Facility

The Company maintains an asset-based revolving credit facility that provides for, among other things, a revolving commitment, which is subject to a borrowing base derived from certain receivables, inventory, and property and equipment. On September 8, 2025, the Company and JPMorgan Chase Bank entered into the First Amendment to the Amended and Restated Credit Agreement and the First Amendment to the Amended and Restated Pledge and Security Agreement (together, the “First Amendment”), which amends the Company’s existing Amended and Restated Credit Agreement, dated as of June 17, 2022 (as amended, the “Amended Credit Agreement”). The First Amendment provides for the revolving commitment in an aggregate principal amount of $25,000 (formerly $75,000), a sublimit of $2,500 for the issuance of letters of credit and allows for an uncommitted ability to increase the revolving commitment by an additional $125,000, subject to certain terms and conditions (collectively, the “Amended Credit Facility”). The Amended Credit Facility now matures on September 8, 2026 (formerly June 17, 2027).

As of September 27, 2025 and December 28, 2024, our outstanding revolving loan balance was $0 and $0, respectively. During the thirty-nine weeks ended September 27, 2025, we borrowed and subsequently paid down $20,565 from the revolving loan under the Amended Credit Facility. As of September 27, 2025 and December 28, 2024, the outstanding standby letters of credit balance was $680, respectively, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheets.

Loans drawn under the Amended Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) Adjusted Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 3.00% per annum, or (b) an “alternate prime base rate” plus an applicable margin of 1.50% per annum. As of September 27, 2025, the Company’s SOFR based interest rate was 7.26% and the Company’s prime based rate was 8.75%. A commitment fee, based upon unused availability under the Amended Credit Facility bearing interest at a rate of 0.50% per annum, is payable monthly. The Covenant Testing Trigger Period (as defined under the Amended Credit Agreement) means the period commencing on any day that excess availability is less than $5,000 for three consecutive business days and will continue until excess availability has been greater than, or equal to, $5,000 at all times for 45 consecutive days. In addition, upon the occurrence of a Covenant Testing Trigger Period, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, continuing until excess availability has been greater than or equal to $5,000 for 45 consecutive days.

Note 3 – Stockholders’ Equity and Share-Based Compensation

Common Stock Issuance

On September 8, 2025, the Company entered into a Purchase Agreement with certain investors. The Company issued and sold an aggregate of 10,319,727 shares of common stock, par value $0.001 per share, resulting in gross proceeds of $10,733.

Options and Restricted Stock Units

The Company had the following common stock option activity during the thirty-nine weeks ended September 27, 2025:

●	Granted options to purchase 100 common shares.
●	Exercise of 0 options to purchase common shares.
●	Forfeiture of 0 options to purchase common shares.
●	Expiration of 245 options to purchase common shares.

The following table summarizes the Company’s restricted stock unit ("RSU") and restricted stock award (“RSA”) activity for the thirty-nine weeks ended September 27, 2025, and details regarding the awards outstanding and exercisable as of September 27, 2025 (in thousands):

		Weighted Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value
Vested and expected to vest as of December 28, 2024	5,432
Awarded	2,950
Vested	(1,800)
Forfeited	(126)
Awards outstanding, September 27, 2025	6,456	$3.04	$4,849
Vested and expected to vest as of September 27, 2025	6,456	$3.04	$4,849

During the thirty-nine weeks ended September 27, 2025, 1,800 RSUs that vested were time-based.

For the thirteen and thirty-nine weeks ended September 27, 2025, we recorded compensation costs related to stock options, RSUs and RSAs of $2,472 and $8,119, respectively. For the thirteen and thirty-nine weeks ended September 28, 2024, we recorded compensation costs related to stock options and RSUs of $3,187 and $9,528, respectively. As of September 27, 2025, there was unrecognized compensation expense related to stock options, RSUs and RSAs of $7,954 that will be expensed through September 2029.

Note 4 – Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net loss per share:
Numerator:
Net loss allocable to common shares	$(10,885)	$(10,018)	$(38,879)	$(25,183)
Denominator:
Weighted-average common shares outstanding (basic and diluted)	58,191	57,334	61,072	56,897
Basic and diluted net loss per share	$(0.19)	$(0.17)	$(0.64)	$(0.44)

For the thirteen and thirty-nine weeks ended September 27, 2025 and September 28, 2024, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share as the effect of including such securities would have been anti-dilutive.

Note 5 – Income Taxes

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2020-2024 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2021-2024 remain open.

For the thirteen and thirty-nine weeks ended September 27, 2025, the effective tax rate for the Company was (0.5)% and (0.7)%, respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different effective tax rates, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax on the current period pre-tax loss.

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

The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the thirty-nine weeks ended September 27, 2025, there was no material change from fiscal year ended December 28, 2024 in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S. which contains a broad range of tax reform provisions affecting businesses. The effects of the legislation on our estimated annual effective tax rate and tax provision were included in our consolidated statements of operations for the thirteen and thirty-nine weeks ended September 27, 2025.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
House Brands
Replacement Parts	63%	62%	62%	63%
Hard Parts	19%	20%	19%	19%
Other	1%	1%	1%	1%

Branded
Replacement Parts	2%	2%	2%	2%
Hard Parts	14%	14%	15%	14%
Other	1%	1%	1%	1%

Total	100%	100%	100%	100%

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

The CODM is regularly provided with significant segment expenses. The following table summarizes the Company’s segment net sales, significant segment expenses, and segment loss:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$127,769	$144,751	$427,096	$455,310
Product COGS	61,722	65,776	206,276	214,861
Freight and fuel surcharge expense	23,773	28,005	81,419	87,155
Advertising expense	17,781	22,333	65,097	61,288
Employee payroll expense	17,035	19,477	56,514	60,477
Rent and facilities expense	3,556	4,178	10,466	12,089
Depreciation and amortization	5,242	4,956	15,702	13,436
Stock compensation expense	2,289	3,057	7,434	8,967
Other segment items(1)	6,863	7,022	22,472	22,460
Interest expense (income), net	394	(35)	595	(240)
Net loss	$(10,885)	$(10,018)	$(38,879)	$(25,183)
(1)	Other segment items primarily includes technology expense, general and administrative expense, fulfillment expense and marketing expense.

Note 9 – Subsequent Event

Lease Termination

Effective on September 29, 2025, the Company entered into a lease termination agreement related to its Virginia distribution center, which was closed during the third quarter of 2025 to optimize the supply chain structure. Pursuant to the terms of the agreement, the Company agreed to pay a termination fee of $485. This amount was included in accrued expenses on the accompanying balance sheets as of September 27, 2025. In connection with the lease termination, the loss on early lease termination of $393 was recorded within other expense (income), net, on the consolidated statements of operations for the thirteen and thirty-nine weeks ended September 27, 2025. The amount of fixed assets that were held for sale are not material.

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

Driven by our commitment to providing unparalleled customer experience, we use world-class design principles and the latest technology to power our user-friendly website and app. Our vision of “Empowering Drivers Along Their Journey” underscores our mission to create a trusted platform that simplifies the historically stressful experience of vehicle maintenance and repair with “Quality Parts. Priced Right.”

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

Industry-wide trends that support our strategy and future growth include:

1.Number of SKUs required to serve the market. The number of automotive SKUs has grown dramatically over the last several years. In today’s market, unless the consumer is driving a high volume produced vehicle and needs a simple maintenance item, the part they need is not typically on the shelf at a brick-and-mortar store. We believe our user-friendly flagship website provides customers with a favorable alternative to the brick-and-mortar shopping experience by offering a comprehensive selection of approximately 1,690,000 SKUs with detailed product descriptions, attributes and photographs combined with the flexibility of fulfilling orders using both drop-ship and stock-and-ship methods.
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

Factors Affecting our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed in Part II, Item IA, of this report, in Part I, Item IA, in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 and in Part II, Item IA, of our Quarterly Reports on Form 10-Q for the periods ended March 29, 2025 and June 28, 2025.

Executive Summary

For the third quarter of 2025, the Company generated net sales of $127,769, compared with $144,751 for the third quarter of 2024, representing a decrease of 11.7%. The Company incurred a net loss of $10,885 for the third quarter of 2025 compared to a net loss of $10,018 for the third quarter of 2024. The Company’s net loss before interest expense (income), net, income tax provision, depreciation and amortization expense, amortization of intangible assets, plus share-based compensation expense, workforce transition costs, distribution center costs and strategic alternatives exploration costs (“Adjusted EBITDA”) of $(2,168) in the third quarter of 2025 compared to $(1,162) in the third quarter of 2024. Adjusted EBITDA is not a Generally Accepted Accounting Principle (“GAAP”) measure. See the section below titled “Non-GAAP measures” for information regarding our use of Adjusted EBTIDA and a reconciliation from net loss.

Net sales decreased by 11.7% to $127,769 in the third quarter of 2025 compared to the third quarter of 2024. The decrease in net sales was primarily driven by the Company’s efforts to increase profitability by rationalizing marketing spend. Gross profit decreased by 17.1% to $42,275 and gross margin decreased 210 basis points to 33.1% compared to 35.2% in the third quarter of 2024. The decrease in gross margin was primarily driven by product mix and the impact of tariffs, partially offset by pricing increases.

Total expenses, which primarily consisted of cost of sales and operating expense, decreased in the third quarter of 2025 compared to the same period in 2024. The changes in both cost of sales and operating expense are described in further detail under — “Results of Operations” below.

Non-GAAP measures

Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the Exchange Act, define and prescribe the conditions for use of certain non-GAAP financial information. We provide EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. EBITDA consists of net loss before interest expense (income), net; income tax provision; depreciation and amortization expense; amortization of intangible assets; while Adjusted EBITDA consists of EBITDA before share-based compensation expense, workforce transition costs, distribution center costs and strategic alternatives exploration costs.

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

The table below reconciles net loss to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net loss	$(10,885)	$(10,018)	$(38,879)	$(25,183)
Depreciation & amortization	5,242	4,956	15,702	13,436
Amortization of intangible assets	13	12	40	33
Interest expense (income), net	394	(35)	595	(240)
Income tax provision	59	135	289	260
EBITDA	$(5,177)	$(4,950)	$(22,253)	$(11,694)
Stock compensation expense	$2,289	$3,057	$7,434	$8,967
Workforce transition costs(1)	—	26	1,657	617
Distribution center costs(2)	393	705	393	1,882
Strategic alternatives exploration costs(3)	327	—	1,256	—
Adjusted EBITDA	$(2,168)	$(1,162)	$(11,513)	$(228)
(1)	We incurred workforce transition costs, primarily related to severance, mainly as part of our workforce reductions in the fiscal year ended December 28, 2024 and recently in the second quarter of 2025.
(2)	In 2024, we incurred certain non-recurring costs, primarily overlapping rent expense, attributable to moving to our new Las Vegas, Nevada distribution center. In September 2025, we recorded a $393 loss on early lease termination in connection with a lease termination agreement related to the closure of our Virginia distribution center (see “Note 9 - Subsequent Event”).
(3)	We incurred certain costs, primarily legal and advisor costs, attributable to our exploration of strategic alternatives during 2025.

Results of Operations

The following table sets forth selected statements of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.9	64.8	67.4	66.3
Gross profit	33.1	35.2	32.6	33.7
Operating expense	40.9	42.1	41.4	39.2
Loss from operations	(7.8)	(6.9)	(8.8)	(5.5)
Other (expense) income:
Other (expense) income, net	(0.2)	0.3	0.1	0.2
Interest expense	(0.5)	(0.2)	(0.3)	(0.2)
Total other (expense) income, net	(0.6)	0.1	(0.2)	0.1
Loss before income taxes	(8.4)	(6.8)	(9.0)	(5.4)
Income tax provision	0.1	0.1	0.1	0.1
Net loss	(8.5)%	(6.9)%	(9.1)%	(5.5)%

Thirteen and Thirty-Nine Weeks Ended September 27, 2025 Compared to the Thirteen and Thirty-Nine Weeks Ended September 28, 2024

Net Sales and Gross Margin

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

	(in thousands)		(in thousands)
Net sales	$127,769	$144,751	$427,096	$455,310
Cost of sales	85,494	93,769	287,695	302,016
Gross profit	$42,275	$50,982	$139,401	$153,294
Gross margin	33.1%	35.2%	32.6%	33.7%

Net sales decreased $16,982, or 11.7%, for the third quarter of 2025 compared to the third quarter of 2024. Net sales decreased $28,214, or 6.2%, for the thirty-nine weeks ended September 27, 2025 (“YTD Q3 2025”) compared to the same period in 2024. The net sales decrease for the third quarter of 2025 was primarily driven by the Company’s efforts to increase profitability by rationalizing marketing spend. The net sales decrease for YTD Q3 2025 was primarily driven by the Company’s efforts to increase profitability by rationalizing marketing spend and inclement weather in the first quarter of 2025.

Gross profit decreased $8,707, or 17.1%, for the third quarter of 2025 compared to the same period in 2024, and decreased $13,893, or 9.1%, in YTD Q3 2025 compared to the same period of 2024. Gross margin decreased 210 basis points to 33.1% in the third quarter of 2025 compared to 35.2% in the third quarter of 2024, and gross margin decreased 110 basis points to 32.6% in YTD Q3 2025 compared to the same period of 2024. The decrease in gross margin was primarily driven by product mix and the impact of tariffs, partially offset by pricing increases.

Operating Expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

	(in thousands)		(in thousands)
Operating expense	$52,313	$60,900	$177,002	$178,457
Percent of net sales	40.9%	42.1%	41.4%	39.2%

Operating expense decreased $8,587, or 14.1%, and decreased $1,455, or 0.8%, for the third quarter of 2025 and YTD Q3 2025, respectively, compared to the same periods in 2024. The decrease in the third quarter was primarily related to favorable marketing spend and favorable payroll costs due to headcount reductions. Operating expense as a percent of net sales increased 220 basis points to 41.4% in YTD Q3 2025, compared to the same period in 2024. The increase was primarily related to an unfavorable marketing spend in the first half of 2025 and the impact of one-time fees related to our exploration of strategic alternatives in 2025, partially offset by favorable payroll costs due to headcount reductions.

Total Other (Expense) Income, Net

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

	(in thousands)		(in thousands)
Total other (expense) income, net	$(788)	$35	$(989)	$240
Percent of net sales	(0.6)%	0.0%	(0.2)%	0.1%

Total other (expense) income, net, decreased $823, or 2,351.4%, and decreased $1,229, or 512.1%, for the third quarter of 2025 and YTD Q3 2025, respectively, compared to the same periods in 2024. The decrease was primarily driven by an increase in interest expense due to higher borrowings on the revolving loan payable and a decrease in interest income due to a lower cash balance throughout 2025.

Income Tax Provision

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

	(in thousands)		(in thousands)
Income tax provision	$59	$135	$289	$260
Percent of net sales	0.0%	0.1%	0.1%	0.1%

For the thirteen and thirty-nine weeks ended September 27, 2025, the effective tax rate for the Company was (0.5)% and (0.7)%, respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different effective tax rates, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax of the current period pre-tax loss.

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

The Company accounts for income taxes in accordance with ASC Topic 740 – Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the thirty-nine weeks ended September 27, 2025, there was no material change from fiscal year ended December 28, 2024 in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S. which contains a broad range of tax reform provisions affecting businesses. The effects of the legislation on our estimated annual effective tax rate and tax provision were included in our consolidated statements of operations for the thirteen and thirty-nine weeks ended September 27, 2025.

Foreign Currency

The impact of foreign currency is related to our offshore operations in the Philippines and sales of our products in Canada and was not material to our operations.

Liquidity and Capital Resources

Sources of Liquidity

During the thirty-nine weeks ended September 27, 2025, we primarily funded our operations with cash and cash equivalents generated from operations, borrowings from our revolving loan, issuance of common stock for $10,733 of gross proceeds (see “Note 3 - Stockholders’ Equity and Share-Based Compensation”), and the issuance of the Convertible Notes with an aggregate principal amount of $25,000 (see “Note 2 - Borrowings”). As of September 27, 2025 and December 28, 2024, our outstanding revolving loan balance under our Amended Credit Facility was $0. During the thirty-nine weeks ended September 27, 2025, we borrowed, and subsequently paid down, $20,565 from the revolving loan under the Amended Credit Facility. We had cash and cash equivalents of $36,011 as of September 27, 2025, representing a $386 decrease from $36,397 of cash as of December 28, 2024. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our Amended Credit Facility will be sufficient to finance our operations through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).

Working Capital

As of September 27, 2025 and December 28, 2024, our working capital was $59,679 and $48,445, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the thirty-nine weeks ended September 27, 2025 and September 28, 2024 (in thousands):

	Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024
Net cash (used in) provided by operating activities	$(26,477)	$8,542
Net cash used in investing activities	(6,281)	(18,130)
Net cash provided by (used in) financing activities	32,372	(3,345)
Effect of exchange rate changes on cash	—	87
Net change in cash and cash equivalents	$(387)	$(12,846)

Operating Activities

Net cash (used in) provided by operating activities for the thirty-nine weeks ended September 27, 2025 and September 28, 2024 was ($26,477) and $8,542, respectively. The decrease was primarily driven by a higher net loss in YTD Q3 2025, in addition to the higher net cash outflow from the change in working capital, mainly attributable to the second quarter increase of our inventory position due to the uncertainty from tariffs.

Investing Activities

For the thirty-nine weeks ended September 27, 2025, net cash used in investing activities was primarily the result of additions to property and equipment of $6,281, which are mainly related to capitalized website and software development costs. For the thirty-nine weeks ended September 28, 2024, net cash used in investing activities was primarily the result of additions to property and equipment of $18,146, which are mainly related to leasehold improvements, capitalized website and software development costs, and machinery and equipment.

Financing Activities

Net cash provided by financing activities was $32,372 for the thirty-nine weeks ended September 27, 2025, primarily due the issuance of the Convertible Notes with an aggregate principal amount of $25,000 and $10,733 of gross proceeds from the issuance of common stock, partially offset by $2,615 of payments on finance leases. Net cash used in financing activities was $3,345 for the thirty-nine weeks ended September 28, 2024, primarily due to $3,243 of payments on finance leases.

Debt and Available Borrowing Resources

Total debt was $34,706 as of September 27, 2025 compared to $12,313 as of December 28, 2024 and primarily consists of Convertible Notes payable and right-of-use obligations – finance.

Convertible Notes Payable

On September 8, 2025, the Company entered into a Purchase Agreement with certain investors, pursuant to which the Company issued Convertible Notes with an aggregate principal amount of $25,000. The Convertible Notes accrue interest quarterly at a rate of two percent (2%) per annum, payable in kind. The maturity date is September 10, 2028. The outstanding Convertible Notes principal balance, plus any unpaid and accrued interest, is convertible at the option of the investors into shares of common stock of the Company at the maturity date, at a Conversion Price of $1.20 per share. As of September 27, 2025, the Convertible Notes payable balance was $25,024.

Amended Credit Facility

The Company maintains an Amended Credit Facility that provides for, among other things, a revolving commitment, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. On September 8, 2025, the Company and JPMorgan Chase Bank entered into the First Amendment to the Company’s existing Amended and Restated Credit Agreement, dated as of June 17, 2022. The First Amendment provides for the revolving commitment in an aggregate principal amount of $25,000 (formerly $75,000), a sublimit of $2,500 for the issuance of letters of credit and allows for an uncommitted ability to increase the revolving commitment by an additional $125,000, subject to certain terms and conditions. The Amended Credit Facility now matures on September 8, 2026 (formerly June 17, 2027).

As of September 27, 2025 and December 28, 2024, our outstanding revolving loan balance was $0 and $0, respectively. During the thirty-nine weeks ended September 27, 2025, we borrowed and subsequently paid down $20,565 from the revolving loan under the Amended Credit Facility. As of September 27, 2025 and December 28, 2024, the outstanding standby letters of credit balance was $680, respectively, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheets.

Loans drawn under the Amended Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) Adjusted Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 3.00% per annum, or (b) an “alternate prime base rate” plus an applicable margin of 1.50% per annum. As of September 27, 2025, the Company’s SOFR based interest rate was 7.26% and the Company’s prime based rate was 8.75%. A commitment fee, based upon unused availability under the Amended Credit Facility bearing interest at a rate of 0.50% per annum, is payable monthly. The Covenant Testing Trigger Period (as defined under the Amended Credit Agreement) means the period commencing on any day that excess availability is less than $5,000 for three consecutive business days and will continue until excess availability has been greater than, or equal to, $5,000 at all times for 45 consecutive days. In addition, upon the occurrence of a Covenant Testing Trigger Period, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, continuing until excess availability has been greater than or equal to $5,000 for 45 consecutive days.

The Amended Credit Agreement requires us to satisfy certain financial covenants which could limit our ability to react to market conditions or satisfy extraordinary capital needs and could otherwise restrict our financing and operations. If we are unable to satisfy the financial covenants and tests at any time, we may as a result cease being able to borrow under the Amended Credit Facility or be required to immediately repay loans under the Amended Credit

Facility, and our liquidity and capital resources and ability to operate our business could be severely impacted, which would have a material adverse effect on our financial condition and results of operations. In those events, we may need to sell assets or seek additional equity or additional debt financing or attempt to modify our existing Amended Credit Agreement. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all, or that we would be able to modify our existing Amended Credit Agreement.

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

There were no significant changes to our critical accounting policies during the thirteen weeks ended September 27, 2025. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations (for further detail, refer to our Annual Report on Form 10-K that we filed with the SEC on March 26, 2025):

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

Interest Rate Risk

We are subject to interest rate risk in connection with our revolving loan under our Amended Credit Facility, which bears an interest rate based on a SOFR, plus an applicable margin, and a prime based rate. As of September 27, 2025, we had a balance of $0 outstanding under our revolving loan. A hypothetical 100 basis point change in interest rates would not materially affect our interest expense and cash flows.

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

ITEM 1A.             RISK FACTORS

Our business is subject to a number of risks which are summarized and then discussed in more detail below. Other risks are presented elsewhere in this report and in our other filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, and our Quarterly Reports on Form 10-Q for the quarters ended March 29, 2025 and June 28, 2025. You should consider carefully the following risks in addition to the other information contained in this report and our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K, and any amendments thereto, before deciding to buy, sell or hold our common stock. If any of the following known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment. You should not interpret the disclosure of a risk to imply that such risk has not already materialized.

Risk Factors Summary

Our business and industry are subject to a number of risks that could adversely affect our business, financial condition and operating results. These risks are discussed in more detail below and include, but are not limited to, risks related to the following:

Risks Related To Our Operations

●	We are dependent upon relationships with suppliers in Taiwan and China for the majority of our products.
●	We depend on third-party delivery services, both inbound and outbound, to deliver our products to our distribution centers and customers, and any increases in the fees could adversely affect our financial condition.
●	Higher wage costs due to changes in federal and state minimum wage laws could adversely affect our business.
●	If commodity prices such as fuel, plastic and steel increase, our margins may be negatively impacted.
●	Purchasers of aftermarket auto parts may not choose to shop online.
●	Shifting online consumer behavior of purchasers of aftermarket auto parts.
●	If hosts of third-party marketplaces limit our access, we could lose a substantial portion of our revenues.
●	During the third quarter of 2025, we recorded a net loss, and it is possible that net losses could continue in the future.
●	Our operations are restricted by our Amended Credit Agreement, and our ability to borrow funds under our Amended Credit Facility is subject to a borrowing base.
●	If our assets become impaired, we may be required to record a significant charge to earnings.
●	We are highly dependent upon key suppliers.
●	Inability to manage the challenges associated with our international operations.
●	If our fulfillment operations are interrupted for any significant period of time, our sales could decline.
●	We face intense competition and operate in an industry with limited barriers to entry.

●	Failure to offer a broad selection of products at competitive prices or to maintain sufficient inventory.
●	We rely on key personnel and may need additional personnel for the success and growth of our business.
●	In the future, our business could be adversely affected by the effects from a prolonged COVID-19 outbreak or another pandemic.
●	As a result of our international operations, we have foreign exchange risk.
●	Our product catalog database could be stolen, misappropriated or damaged, or a competitor might create a substantially similar catalog without infringing our rights.
●	Economic conditions have had, and may continue to have, an adverse effect on the demand for aftermarket auto parts and could adversely affect our sales and operating results.
●	The seasonality of our business places increased strain on our operations.
●	Vehicle miles driven have fluctuated and may decrease.
●	We may be required to collect and pay more sales taxes, and possibly for other fees and penalties.
●	Our ability to use net operating loss carryforwards to offset future income may be limited.
●	Our estimate of the size of our addressable market may prove to be inaccurate.

Regulatory And Litigation Risks

●	Tariffs and other restrictions imposed by the United States government.
●	We face exposure to product liability lawsuits.
●	Failure to comply with privacy laws and regulations and failure to adequately protect customer data.
●	The regulatory framework is constantly evolving, and privacy concerns could adversely affect our business.
●	Challenges by original equipment manufacturers (“OEMs”) to the validity of the auto parts industry and claims of intellectual property infringement.
●	Inability to protect our intellectual property rights.
●	We could incur substantial judgments, fines, legal fees and other costs relating to litigation matters or certain laws and governmental regulations.
●	Changes in tax laws or regulations that are applied adversely to us or our customers.
●	Existing or future government regulation could expose us to liabilities and costly changes in our business.
●	We may be affected by global climate change or by legal, regulatory, or market responses to such change.
●	Potential impact from future regulation related to environmental, social and governance (“ESG”) matters.

Risks Related To Our Use Of Technology

●	We depend on search engines and other online sources to attract visitors to our websites and marketplace channels, and the ability to attract and convert them into customers in a cost-effective manner.
●	We rely on bandwidth and data center providers, and any failure or interruption in the services provided could disrupt our business and cause us to lose customers.
●	Security threats, such as ransomware attacks, to our IT infrastructure could expose us to liability, business interruption and significant damages, and may damage our reputation and business.
●	Dependence on open-source software could expose us to uncertainty and potential liability.
●	System failures could prevent access to our websites which could reduce our net sales and harm our reputation.

●	Problems with the design, updating, integration or implementation of our IT systems could interfere with our business and operations.
●	Inability to respond to technological change causing our websites to become obsolete.
●	Our business depends on third-party technology infrastructure providers, and any disruption in their services could materially harm our business, financial condition, and results of operations.
●	Use of social media may adversely impact our reputation or subject us to fines or other penalties.

Risks Related To Our Capital Stock

●	Our common stock price may continue to be volatile, which may result in losses to our stockholders.
●	Our future operating results may fluctuate and may fail to meet market expectations.
●	Conversion of the Convertible Notes would dilute the ownership interest of existing stockholders and may adversely affect the price of our common stock.
●	Failure to maintain an effective system of internal control over financial reporting or comply with Section 404 of the Sarbanes-Oxley Act of 2002 could cause our stock price to decline.
●	Our charter documents could deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.
●	We do not intend to pay dividends on our common stock.
●	We cannot guarantee that our share repurchase program will enhance shareholder value and share repurchases could affect the price of our common stock.
●	Future capital raises may dilute our existing stockholders’ ownership.
●	We are required to meet the Nasdaq Global Market’s continued listing requirements.

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

Third-party marketplaces account for a significant portion of our revenues. Our sales on third-party marketplaces (including eBay and Amazon) represented a combined 33.9% of total sales in the thirty-nine weeks ended September 27, 2025. We anticipate that sales of our products on third-party marketplaces will continue to account for a significant portion of our revenues. In the future, the loss of access to these third-party marketplaces, or any significant cost increases from operating on the marketplaces, could significantly reduce our revenues, and the success of our business depends partly on continued access to these third-party marketplaces. Our relationships with our third-party marketplace providers could deteriorate as a result of a variety of factors, such as if they become concerned about our ability to deliver quality products on a timely basis or to protect a third-party’s intellectual property. In addition, third-party marketplace providers could prohibit our access to these marketplaces if we are not able to meet the applicable required terms of use. Loss of access to a marketplace channel could result in lower sales, and as a result, our business and financial results may suffer.

During the third quarter of 2025, we recorded a net loss, and our net losses may continue in the future.

If our net losses continue in the future, they could severely impact our liquidity, as we may not be able to provide positive cash flows from operations in order to meet our working capital requirements. We may need to borrow additional funds from our Amended Credit Facility, which under certain circumstances may not be available, sell additional assets or seek additional equity or additional debt financing in the future. In such case, there can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If our net losses were to continue, and if we are not able to raise adequate additional financing or proceeds from asset sales to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.

Our operations are restricted by our Amended Credit Agreement, and our ability to borrow funds under our Amended Credit Facility is subject to a borrowing base.

We maintain an Amended Credit Facility that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $25,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment. Our Amended Credit Facility also provides for an option to increase the aggregate principal amount by $125,000, subject to certain terms and conditions. Our Credit Agreement includes a number of restrictive covenants. These covenants could impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. Specifically, such covenants restrict our ability and, if applicable, the ability of our subsidiaries to, among other things:

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

In addition, our Amended Credit Facility is subject to a borrowing base derived from certain of our receivables, inventory, property and equipment. In the event that components of the borrowing base are adversely affected for any reason, including adverse market conditions or downturns in general economic conditions, we could be restricted in the amount of funds we can borrow under the Amended Credit Facility. Furthermore, in the event that components of the borrowing base decrease to a level below the amount of loans then-outstanding under the Amended Credit Facility, we could be required to immediately repay loans to the extent of such shortfall. If any of these events were to occur, it could severely impact our liquidity and capital resources, limit our ability to operate our business and could have a material adverse effect on our financial condition and results of operations.

Under certain circumstances, our Credit Agreement may also require us to satisfy a financial covenant, which could limit our ability to react to market conditions or satisfy extraordinary capital needs and could otherwise impact our liquidity and capital resources, restrict our financing and have a material adverse effect on our results of operations.

Our ability to comply with the covenants and other terms of our debt obligations will depend on our future operating performance. If we are unable to satisfy the financial covenants and tests at any time and unable to obtain waivers from our lenders with respect to such requirements, we may not be able to borrow under the Amended Credit Facility or may be required to immediately repay loans under the Amended Credit Facility, and our liquidity and capital resources and ability to operate our business could be severely impacted, which would have a material adverse effect on our financial condition and results of operations. In those events, we may need to sell assets or seek additional equity or additional debt financing or attempt to modify our existing Credit Agreement. There can be no assurance that we would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all, or that we would be able to modify our existing Credit Agreement.

As of September 27, 2025, our outstanding revolver loan balance under our Credit Agreement was $0. Any continued outstanding indebtedness would have important consequences, including the following:

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

We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures and general operating expenses. In addition, if we need to refinance our debt, or obtain additional debt financing or sell assets or equity to satisfy our debt service obligations, we may not be able to do so on commercially reasonable terms, if at all. If this were to occur, we may need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations. The Company’s outstanding letters of credit balance as of September 27, 2025 was $680, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet.

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

We completed our most recent impairment assessment of the recoverability of long-lived assets as of September 27, 2025. While we determined at that time that no impairment charge was required, assumptions used in the assessment are made at a point in time and require significant judgment; therefore, they are subject to change based on the facts and circumstances present at each impairment test date. Additionally, these assumptions are generally interdependent and do not change in isolation.

We will need to reevaluate our impairment assessment and underlying assumptions based on future events and changes in our circumstances, including, but not limited to, developments in the market price of our common stock or investor perceptions of our business, changes in our financial performance, developments in our strategic plans, and changes in our industry or the general economy. The results of our impairment analysis may change based on such events, including changes in underlying assumptions, and may require us to record impairment charges, which could adversely affect our consolidated financial statements.

We are highly dependent upon key suppliers and an interruption in such relationships or our ability to obtain parts from such suppliers could adversely affect our business and results of operations.

Our top ten suppliers represented approximately 49% of our total product purchases during the thirty-nine weeks ended September 27, 2025. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For the thirty-nine weeks ended September 27, 2025, our product purchases from three drop-ship suppliers represented approximately 13% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

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

Additionally, we have experienced significant competitive pressure from certain of our suppliers who are now selling their products directly to customers. Since our suppliers have access to merchandise at very low costs, they can sell products at lower prices and maintain higher gross margins on their product sales than we can. Our financial results have been negatively impacted by direct sales from our suppliers to our current and potential customers, and our total number of orders and average order value may decline due to increased competition. Continued competition from our suppliers may also continue to negatively impact our business and results of operations, including through reduced sales, lower operating margins, reduced profitability, loss of market share and diminished brand recognition. We have implemented and will continue to implement several strategies to attempt to overcome the challenges created by our suppliers selling directly to our customers and potential customers, including optimizing our pricing, selling kits and the complete job, continuing to increase our mix of house brands products and improving our websites, which may not be successful. If these strategies are not successful, our operating results and financial conditions could be materially and adversely affected.

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

As of September 27, 2025, our NOL carryforwards for federal and state were $135,524 and $97,451, respectively. In order to preserve our substantial tax assets associated with the NOLs and built-in-losses under Section 382 of the Internal Revenue Code, we adopted a Tax Benefits Preservation Agreement (“Rights Agreement”). Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases of our common stock in amounts greater than specified levels, which will be beyond our control, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. The

Rights Agreement is intended to impose certain ownership limitations to prevent the purchase of our common stock in amounts that could jeopardize our ability to utilize our NOLs. While we entered into the Rights Agreement in order to preserve our NOLs, the Rights Agreement could inhibit acquisitions of significant stake in us and may prevent a change in our control. As a result, the Rights Agreement may have an “anti-takeover” effect. Similarly, the limits on the amount of common stock that a stockholder may own may make it more difficult for stockholders to replace current management or members of the board of directors. Although we have taken steps intended to preserve our ability to utilize our NOLs, including the adoption of the Rights Agreement, such efforts may not be successful.

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

Our business depends on third-party technology infrastructure providers, and any disruption in their services could materially harm our business, financial condition, and results of operations.

Our business is substantially dependent on third-party technology infrastructure and cloud computing services that host our website and critical business applications. Our customers access our platform and place orders through our website, and any significant interruption in website availability directly impacts our ability to generate revenue. We also rely on third-party providers for essential functions such as email services, data analytics, payment processing, and customer communications.

These providers have experienced service outages in the past and may experience similar or more severe interruptions in the future due to infrastructure failures, cyberattacks, natural disasters, power outages, telecommunications failures, or human error. Any prolonged disruption could prevent customers from accessing our website, completing purchases, or receiving order confirmations, resulting in lost sales and harm to our reputation.

While we maintain disaster recovery and business continuity measures, we cannot guarantee these will be sufficient to avoid material harm during a significant service disruption. We do not control the operations of these third-party providers, and even temporary outages could cause us to lose customers and damage our brand. Transitioning to alternative providers would be expensive, time-consuming, and disruptive, and we may not be able to do so quickly enough to avoid significant harm.

Our dependence on these providers also exposes us to risks related to their financial stability and business decisions. If any provider were to discontinue services, significantly increase pricing, or change service terms unfavorably, we could face substantial costs and operational challenges. Any of these events could materially and adversely affect our business, financial condition, and results of operations.

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

Since the completion of our initial public offering in February 2007 through September 27, 2025, the trading price of our common stock has been volatile. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

Our future operating results may fluctuate and may fail to meet market expectations.

We expect that our revenue and operating results will continue to fluctuate from quarter to quarter due to various factors, many of which are beyond our control. The factors that could cause our operating results to continue to fluctuate include, but are not limited to:

●	fluctuations in the demand for aftermarket auto parts;
●	fluctuations in the availability of products for resale;
●	price competition on the Internet or among offline retailers for auto parts;
●	our ability to attract visitors to our websites and convert those visitors into customers, including to the extent based on our ability to successfully work with different search engines to drive visitors to our websites;
●	our ability to successfully sell our products through third-party online marketplaces or the effects of any price increases in those marketplaces;
●	competition from companies that have longer operating histories, larger customer bases, greater brand recognition, access to merchandise at lower costs and significantly greater resources than we do, like third-party online market places and our suppliers;
●	our ability to maintain and expand our supplier and distribution relationships without significant price increases or reduced service levels;
●	our ability to borrow funds under our Amended Credit Facility;
●	the effects of seasonality on the demand for our products;

●	our ability to accurately forecast demand for our products, price our products at market rates and maintain appropriate inventory levels;
●	our ability to build and maintain customer loyalty;
●	our ability to successfully integrate our acquisitions;
●	infringement actions that could impact the viability of the auto parts aftermarket or portions thereof;
●	the success of our brand-building and marketing campaigns;
●	our ability to accurately project our future revenues, earnings, and results of operations;
●	government regulations related to use of the Internet for commerce, including the application of existing tax regulations to Internet commerce and changes in tax regulations;
●	technical difficulties, system downtime or Internet brownouts;
●	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; and
●	macroeconomic conditions that adversely impact the general and automotive retail sales environment.

Conversion of the Convertible Notes would dilute the ownership interest of existing stockholders and may adversely affect the price of our common stock.

The conversion of some or all of the Convertible Notes that we issued on September 8, 2025 would dilute the ownership interests of our existing stockholders. The Convertible Notes mature on September 10, 2028, and upon conversion, we will be required to deliver shares of our common stock to the noteholders. The number of shares issuable upon conversion could be substantial depending on the conversion price and the amount of notes converted at any given time.

The issuance of shares upon conversion may create downward pressure on the trading price of our common stock. Additionally, the existence of the Convertible Notes may encourage short selling or other market activities by investors who anticipate profiting from any decrease in the market price of our common stock. Market participants may also take into account the potential dilution from conversion when valuing our common stock, which could depress our stock price even before any actual conversion occurs. Any actual or anticipated sales in the public market of shares issuable upon conversion could adversely affect the prevailing market price of our common stock and make it more difficult for us to raise equity capital in the future.

The potential dilution and resulting impact on our stock price could be material to our stockholders and could affect our ability to access the capital markets on favorable terms.

If we fail to maintain an effective system of internal control over financial reporting or comply with Section 404 of the Sarbanes-Oxley Act of 2002, we may not be able to accurately report our financial results or prevent fraud, and our stock price could decline.

While management has concluded that our internal controls over financial reporting were effective as of September 27, 2025, we have in the past identified, and could in the future identify, a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.

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

Our Board of Directors has periodically authorized share repurchases, funded from available working capital, including up to $30 million authorized in July 2021. The share repurchase program has an expiration date of July 26, 2026. Although our Board of Directors has authorized our share repurchase program, this program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, there can be no guarantee that repurchases made under our share repurchase program, if any, will enhance shareholder value. As of September 27, 2025, the Company remained authorized to repurchase up to approximately $25,234 in shares of its common stock.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the thirteen weeks ended September 27, 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6.EXHIBITS

The following exhibits are filed herewith or incorporated by reference to the location indicated below:

Exhibit No.	Description

10.1+

Purchase Agreement, dated as of September 8, 2025, by and among CarParts.com, Inc., International Auto Parts (Cayman) Limited, Axislink Holding B.V. and Lovely Peach Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 11, 2025).

10.2	Form of Convertible Note of CarParts.com, Inc (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 11, 2025).

10.3+

Investor Rights Agreement, by and among CarParts.com, Inc., International Auto Parts (Cayman) Limited, Axislink Holding B.V. and Lovely Peach Limited (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 11, 2025).

10.4+

First Amendment to Amended and Restated Credit Agreement and First Amendment to Amended and Restated Pledge and Security Agreement, dated as of September 8, 2025, by and among the CarParts.com. Inc., Whitney Automotive Group, Inc., Go Fido, Inc., Automotive Specialty Accessories and Parts, Inc., and JPMorgan Chase Bank, N.A., as lender and administrative agent (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on September 11, 2025).

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

* Filed herewith.

** Furnished herewith.

+ Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request. The Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 10, 2025	CARPARTS.COM, INC.

		By:	/s/ David Meniane
David Meniane
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Ryan Lockwood
Ryan Lockwood
Chief Financial Officer
(Principal Financial Officer)