Form 10-K
period 2026-01-03
CarParts.com, Inc.
filed 2026-03-05
CIK 1378950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2026

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-33264

CARPARTS.COM, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	68-0623433
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4910 Airport Plaza Drive, Suite 300, Long Beach CA 90815

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (424) 702-1455

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	PRTS	The Nasdaq Stock Market LLC (Nasdaq Capital Market)
Series B Junior Participating Preferred Stock Purchase Right	N/A	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 27, 2025 was approximately $41.2 million (based on the closing sales price of the registrant’s common stock on that date). For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 26, 2026, there were 70,477,662 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the 2025 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

CARPARTS.COM, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 3, 2026

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

PART I

ITEM 1.             BUSINESS

Overview

CarParts.com, Inc. is a technology-enabled eCommerce company dedicated to simplifying how drivers and professional customers shop for aftermarket automotive parts and accessories. With over 30 years of operating history, CarParts.com serves as a one-stop destination for vehicle repair, upgrade, and maintenance needs, delivering a seamless digital shopping experience guided by its mission of “Empowering Drivers Along Their Journey.”

We sell aftermarket automotive products to individual consumers and business customers through our owned digital channels, including our flagship website, www.carparts.com, our mobile app, and our wholesale platform, as well as through select third-party online marketplaces, including eBay and Amazon. Our easy-to-use, mobile-friendly website and mobile app provide customers with access to more than 1.5 million products. CarParts.com also supports professional customers through its wholesale platform, www.carpartswholesale.com, which is designed to meet the needs of repair shops and installers.

CarParts.com was incorporated in California in 1995 as an aftermarket automotive parts distributor under the name U.S. Auto Parts Network, Inc. In July 2020, we rebranded as CarParts.com and consolidated its web presence into a single eCommerce destination. In the third quarter of 2023, we launched its mobile app on both iOS and Android, enabling customers to shop conveniently from their phones.

We continue to invest in modern technology, data, and design to power its digital platforms and improve ease of use across channels. In the fall of 2025, we launched Spark, our AI-powered shopping assistant, designed to help customers more easily discover products, navigate fitment, and complete purchases with greater confidence. We believe that we have a significant opportunity to become a preferred destination for automotive repair and maintenance by executing on our evolving strategy, which includes investing in technology, expanding product offerings and customer segments, and enhancing supply chain and logistics capabilities.

To support this strategy, we continue to enhance our fulfillment center footprint and productivity. In June 2024, we opened a new state-of-the-art fulfillment center in Las Vegas, Nevada. This semi-automated facility is designed to improve service levels, support faster delivery to the West Coast, reduce last-mile transportation costs, and expand product availability. With this expansion, we operate four distribution centers across the U.S., totaling over 1 million square feet of fulfillment space.

In tandem, we have refined our eCommerce experience and segmentation strategy to prioritize direct customer relationships and long-term engagement. In 2010, we acquired the JC Whitney brand. In 2025, we launched the JC Whitney Performance Hub, featuring branded performance and upgrade products. We are also expanding our assortment in the European vehicle segment, having launched the CarParts Euro hub in early 2025. These initiatives are intended to strengthen brand loyalty, increase customer lifetime value, while positioning CarParts.com as a trusted destination for automotive parts and maintenance support.

In September 2025, we secured a strategic investment from ZongTeng Group, A-Premium, and CDH Investments to support an expanded mechanical and performance parts assortment, enhanced fulfillment capabilities, and continued operational improvements. We remain focused on disciplined growth and believe we are well positioned to execute on our long-term strategy in the automotive aftermarket.

Our corporate website is located at www.carparts.com/investor. The information found on the website is not part of, or incorporated by reference into, this or any other report we file with, or furnish to, the Securities and Exchange Commission (the “SEC”). We report on a 52/53-week fiscal year, ending on the Saturday nearest the end of December. References to 2025 and 2024 relate to the 53-week fiscal year ended January 3, 2026 and the 52-week fiscal year ended December 28, 2024, respectively.

Our Products

We offer a broad selection of aftermarket auto parts and accessories serving both Do-It-Yourself (“DIY”) consumers and professional installers. We continually refine our product offering by introducing new brands and parts categories, while selectively discontinuing underperforming brands and stock keeping units (“SKUs”). We are currently in the process of consolidating our private label house brand portfolio under our flagship proprietary brand, JC Whitney, strengthening brand clarity and streamlining our product architecture across channels.

Our assortment spans replacement parts, hard parts (maintenance and repair components), other parts (performance upgrades) and specialty products across domestic and import vehicle applications. We have expanded our branded assortment to include greater coverage for European and Japanese vehicles and broadened our mechanical product depth through our strategic partnership with A-Premium.

We continually refine our assortment by introducing new categories, expanding vehicle coverage and optimizing our SKU portfolio based on demand, supply availability and margin profile.

Our house brands and marketplace brands are positioned to serve distinct customer segments and sales channels:

• JC Whitney® serves as our primary private label house brand, offering replacement, maintenance, performance and specialty automotive products.

• Evan Fischer® products are sold primarily through our eBay marketplace channel, with a focus on core replacement and maintenance components.

• Garage-Pro® products are offered primarily through Amazon, serving value-oriented consumers seeking dependable replacement parts.

Replacement Parts. The replacement parts category primarily consists of parts for the exterior of an automobile. These products are typically used to replace original body components damaged in collisions or through general wear and tear. These products include body panels, lighting components, cooling parts and mirrors. Replacement parts serve both everyday vehicle owners and professional repair customers and represent a foundational category within our assortment.

Hard Parts. Our hard parts category includes engine, chassis, drivetrain, suspension, braking, electrical and other mechanical components necessary for vehicle operation. This category supports routine maintenance, system replacement and mechanical repair across a broad range of domestic and import vehicles.

Other Parts and Accessories. Our other parts category includes products designed to enhance vehicle performance, functionality, comfort or appearance. This includes performance upgrades, specialty components and accessories that allow customers to customize or improve their vehicles beyond standard replacement needs, including suspension kits, towing equipment, lift kits and more. We have expanded our assortment in this category to serve enthusiast and specialty vehicle segments, including trucks, off-road and muscle car segments.

Our Sales Channels

We generate sales through multiple online and offline channels designed to serve individual consumers, professional installers and wholesale customers.

Online Sales Channel. Our online sales channel primarily consists of our flagship, mobile-friendly eCommerce website www.carparts.com, and mobile app. We also sell our products through online marketplaces, including third-party auction sites like eBay and shopping portals including Amazon, which provide us with access to additional consumer segments. The majority of our direct-to-consumer online sales are generated through our owned and operated platforms and marketplace channels.

Offline Sales Channel. We market and sell our products nationwide to auto parts wholesale distributors, professional installers and other business customers through our wholesale website and direct sales relationships. This channel supports bulk purchasing and serves customers requiring broader inventory access and commercial terms.

Our Fulfillment Operations

We fulfill customer orders using two primary methods: (1) stock-and-ship, where we take physical delivery of merchandise and store it in one of our distribution centers until it is shipped to a customer, and (2) drop-ship, where merchandise is shipped directly to customers from our suppliers. We believe the flexibility of utilizing both fulfillment methods enables broader product selection, optimized inventory management and improved overall profitability.

Stock-and-Ship Fulfillment. Our stock-and-ship products are sourced primarily from manufacturers and other suppliers located in Asia, Europe, Mexico, the United States, as well as various other countries, and are stored in one of our distribution centers located in Illinois, Nevada, Texas or Florida. We also use temporary outside storage and third-party logistics partners from time to time. All products received into our distribution centers are entered into our inventory management systems, allowing us to closely monitor inventory availability. In determining which products to stock, we evaluate several factors, including purchase economics relative to domestic alternatives, historical sales velocity and anticipated availability through drop-ship channels.

Drop-Ship Fulfillment. We have developed relationships with several United States-based auto parts distributors that operate their own distribution centers and can deliver products directly to our customers. We internally developed a proprietary distributor selection system, Auto-Vend™, which allows us to electronically select multiple vendors for a given order. Auto-Vend™ first routes orders to our distribution centers when inventory is available. If the product is not in stock, Auto-Vend™ will process the order to the next appropriate vendor based on customer location, cost, contractual agreements, and service level history.

We have also entered into a strategic partnership with ZongTeng Group, which allows both parties to collaborate on opportunities to enhance distribution efficiency and logistics capabilities that will allow for improved delivery speed, optimize inventory positioning and reduce fulfillment costs.

Suppliers

We source our products from two primary regions: (1) our house brands product sourced primarily through manufacturers and distributors in the Asia-Pacific region, and (2) our branded product sourced primarily through drop-ship manufacturers and distributors located in the United States and Europe.

House Brands Product. Our primary house brand, JC Whitney®, represents the core of our private label portfolio across our direct-to-consumer platform. In addition, we market proprietary products under Evan Fischer®, primarily through eBay, and Garage-Pro®, primarily through Amazon and other marketplace channels. Our house brand suppliers manufacture products to our specifications and quality standards and are primarily located in the Asia-Pacific region. These products are generally positioned as value-oriented alternatives to branded offerings while maintaining comparable functional performance. We utilize a stock-and-ship fulfillment model for the majority of our proprietary products, storing inventory in our distribution centers. We currently have approximately 82,000 house brands SKUs in our product selection.

Branded Product. We also serve as a distributor for a broad portfolio of third-party branded automotive products. These products are primarily fulfilled through drop-ship arrangements with manufacturers and distributors located in the United States and Europe. We have developed and implemented application programming interfaces (“APIs”) with the majority of our branded drop-ship suppliers, enabling electronic order transmission, real-time inventory availability checks and automated shipment tracking notifications to customers. We maintain long-standing commercial relationships and contractual arrangements with many of these suppliers. For the fiscal year ended January 3, 2026, three of our drop-ship vendors accounted for approximately 12% of our total product purchases. We currently have approximately 1,578,000 branded SKUs in our product selection.

Marketing

Our marketing efforts are designed to attract new customers, convert visitors into purchasers, increase mobile app adoption and drive repeat purchases across our customer base. We utilize a diversified, primarily digital marketing strategy focused on performance-driven customer acquisition, lifecycle engagement and customer retention.

To attract visitors to www.carparts.com and our marketplace storefronts, we leverage a variety of digital channels, including paid search advertising, search engine optimization, social advertising, affiliate programs, and other online marketing channels. We also utilize marketplace advertising tools available through platforms such as Amazon and eBay to increase product visibility and drive incremental demand.

We employ data-driven marketing practices to optimize spend efficiency and customer acquisition costs. Our marketing programs are continuously measured and refined based on return on advertising spend, customer lifetime value and other performance metrics. To convert visitors into paying customers, we utilize targeted promotional campaigns, dynamic pricing strategies and merchandising initiatives. We drive cross-selling and average order value expansion by displaying complementary and related products throughout the purchasing process, including bundled kits and curated product sets.

We also focus on customer retention and lifecycle marketing through email, SMS and mobile app notifications, including vehicle-specific promotions and personalized product recommendations based on customer purchase behavior and vehicle ownership data. Our marketing initiatives are designed to increase repeat purchase rates and strengthen long-term customer relationships.

International Operations

In April 2007, we established offshore operations in the Philippines. We also primarily source our house brands product from suppliers in the Asia-Pacific region.

On January 27, 2026, we sold 100% of the issued and outstanding shares of our Philippines offshore operations (“subsidiary”) to a third party. The third party will integrate the subsidiary into their organization, and we plan to continue utilizing the teams across customer service, back office, finance and accounting, marketing and technology. Refer to “Note 12 – Subsequent Event” for further information.

Competition

The auto repair information and parts industry is competitive and highly fragmented, with products distributed across multiple channels, including direct-to-consumer eCommerce platforms, online marketplaces, specialty retailers, wholesale distributors and traditional brick-and-mortar stores. We compete with both online and offline retailers who offer original equipment manufacturer (“OEM”), aftermarket and private label parts to either the DIY or Do-It-For-Me (“DIFM”) customer segments. Current or potential competitors include the following:

●	national auto parts retailers such as Advance Auto Parts, AutoZone, Napa Auto Parts, O’Reilly Auto Parts and Pep Boys;
●	large online marketplaces such as Amazon.com (“Amazon”) and sellers on eBay;
●	other online retailers of automotive products and auto repair information websites;
●	local independent retailers or niche auto parts retailers;
●	wholesale aftermarket auto parts distributors such as LKQ Corporation; and
●	manufacturers, brand suppliers and other distributors selling online directly to consumers.

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

Human Capital

Our ability to recruit, retain, and develop our employees is key to our long-term growth and success. As of January 3, 2026, we had 741 employees in the United States and 445 employees in the Philippines for a total of 1,186 employees. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce. None of our employees are represented by a labor union and we consider employee relations to be good.

On January 27, 2026, our Philippines subsidiary was sold to a third-party. See further information on the new corporate headquarters lease and the Philippines sale in “Note 12 – Subsequent Events” in the Notes to the Consolidated Financial Statements included in Part II, Item 8, of this report.

Diversity and Inclusion

We strive to build and create a culture where each person feels valued, respected and understood. As of January 3, 2026, the makeup of our employees consisted of 37% women and approximately 82% non-white.

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

Risk Factors Summary

Our business and industry are subject to a number of risks that could adversely affect our business, financial condition and operating results. These risks are discussed in more detail below and include, but are not limited to, risks related to the following:

Risks Related To Our Operations

●	We are dependent upon relationships with suppliers in Taiwan and China for the majority of our products.
●	We depend on third-party delivery services, both inbound and outbound, to deliver our products to our distribution centers and customers, and any increases in the fees could adversely affect our financial condition.
●	Higher wage costs due to changes in federal and state minimum wage laws could adversely affect our business.
●	If commodity prices such as fuel, plastic and steel increase, our margins may be negatively impacted.
●	Purchasers of aftermarket auto parts may not choose to shop online.
●	Shifting online consumer behavior of purchasers of aftermarket auto parts.
●	If hosts of third-party marketplaces limit our access, we could lose a substantial portion of our revenues.
●	During fiscal year 2025, we recorded a net loss, and it is possible that net losses could continue in the future.
●	Our operations are restricted by our Amended Credit Agreement, and our ability to borrow funds under our Amended Credit Facility is subject to a borrowing base.
●	We have recorded impairment of our long-lived assets, and may be required to record additional charges if our long-lived assets become further impaired in the future.
●	We are highly dependent upon key suppliers.
●	If our fulfillment operations are interrupted for any significant period of time, our sales could decline.
●	We face intense competition and operate in an industry with limited barriers to entry.
●	Failure to offer a broad selection of products at competitive prices or to maintain sufficient inventory.
●	We rely on key personnel and may need additional personnel for the success and growth of our business.
●	In the future, our business could be adversely affected by the effects from a prolonged COVID-19 outbreak or another pandemic.
●	As a result of our international operations, we have foreign exchange risk.
●	Our product catalog database could be stolen, misappropriated or damaged, or a competitor might create a substantially similar catalog without infringing our rights.
●	Economic conditions have had, and may continue to have, an adverse effect on the demand for aftermarket auto parts and could adversely affect our sales and operating results.
●	The seasonality of our business places increased strain on our operations.
●	Vehicle miles driven have fluctuated and may decrease.
●	We may be required to collect and pay more sales taxes, and possibly for other fees and penalties.
●	Our ability to use net operating loss carryforwards to offset future income may be limited.
●	Our estimate of the size of our addressable market may prove to be inaccurate.

Regulatory And Litigation Risks

●	Tariffs and other restrictions imposed by the United States government.

●	We face exposure to product liability lawsuits.
●	Failure to comply with privacy laws and regulations and failure to adequately protect customer data.
●	The regulatory framework is constantly evolving, and privacy concerns could adversely affect our business.
●	Challenges by OEMs to the validity of the auto parts industry and claims of intellectual property infringement.
●	Inability to protect our intellectual property rights.

●	We could incur substantial judgments, fines, legal fees and other costs relating to litigation matters or certain laws and governmental regulations.
●	Changes in tax laws or regulations that are applied adversely to us or our customers.
●	Existing or future government regulation could expose us to liabilities and costly changes in our business.
●	We may be affected by global climate change or by legal, regulatory, or market responses to such change.
●	Potential impact from future regulation related to environmental, social and governance (“ESG”) matters.

Risks Related To Our Use Of Technology

●	Artificial intelligence presents risks and challenges that could adversely impact our business.
●	We depend on search engines and other online sources to attract visitors to our websites and marketplace channels, and the ability to attract and convert them into customers in a cost-effective manner.
●	We rely on bandwidth and data center providers, and any failure or interruption in the services provided could disrupt our business and cause us to lose customers.
●	Security threats, such as ransomware attacks, to our IT infrastructure could expose us to liability, business interruption and significant damages, and may damage our reputation and business.
●	Dependence on open-source software could expose us to uncertainty and potential liability.
●	System failures could prevent access to our websites which could reduce our net sales and harm our reputation.
●	Problems with the design, updating, integration or implementation of our IT systems could interfere with our business and operations.
●	Inability to respond to technological change causing our websites to become obsolete.
●	Our business depends on third-party technology infrastructure providers, and any disruption in their services could materially harm our business, financial condition, and results of operations.
●	Use of social media may adversely impact our reputation or subject us to fines or other penalties.

Risks Related To Our Capital Stock

●	Our common stock price may continue to be volatile, which may result in losses to our stockholders.
●	Our future operating results may fluctuate and may fail to meet market expectations.
●	Conversion of the Convertible Notes would dilute the ownership interest of existing stockholders and may adversely affect the price of our common stock.
●	Failure to maintain an effective system of internal control over financial reporting or comply with Section 404 of the Sarbanes-Oxley Act of 2002 could cause our stock price to decline.
●	Our charter documents could deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.
●	We do not intend to pay dividends on our common stock.

●	We cannot guarantee that our share repurchase program will enhance shareholder value and share repurchases could affect the price of our common stock.
●	Future capital raises may dilute our existing stockholders’ ownership.
●	We are required to meet the Nasdaq Capital Market’s continued listing requirements.

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

For example, during the first quarter of 2018, the United States Customs and Border Protection (“CBP”) imposed an enhanced bonding requirement on us at a level equivalent to three times the commercial invoice value of each shipment. While we have been granted relief removing the bonding requirement, CBP may impose other requirements on us which would make it more difficult or more expensive for us to import products. If we were unable to import products from China and Taiwan or were unable to import products from China and Taiwan in a cost-effective manner, we could suffer irreparable harm to our business and be required to significantly curtail our operations, file for bankruptcy or cease operations.

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

Third-party marketplaces account for a significant portion of our revenues. Our sales on third-party marketplaces (including eBay and Amazon) represented a combined 33.5% of total sales in the fiscal year ended January 3, 2026. We anticipate that sales of our products on third-party marketplaces will continue to account for a significant portion of our revenues. In the future, the loss of access to these third-party marketplaces, or any significant cost increases from operating on the marketplaces, could significantly reduce our revenues, and the success of our business depends partly on continued access to these third-party marketplaces. Our relationships with our third-party marketplace providers could deteriorate as a result of a variety of factors, such as if they become concerned about our ability to deliver quality products on a timely basis or to protect a third-party’s intellectual property. In addition, third-party marketplace providers could prohibit our access to these marketplaces if we are not able to meet the applicable required terms of use. Loss of access to a marketplace channel could result in lower sales, and as a result, our business and financial results may suffer.

During fiscal year 2025, we recorded a net loss, and our net losses may continue in the future.

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

We maintain a Credit Facility that provides for, among other things, a revolving commitment. On September 8, 2025, we and JPMorgan entered into the First Amendment to the Amended and Restated Credit Agreement and the First Amendment to the Amended and Restated Pledge and Security Agreement (together, the “First Amendment”), which amends our existing Amended and Restated Credit Agreement, dated as of June 17, 2022 (as amended, the “Amended Credit Agreement”). The First Amendment provides for the revolving commitment in an aggregate principal amount of $25,000 (formerly $75,000), a sublimit of $2,500 for the issuance of letters of credit and allows for an uncommitted ability to increase the revolving commitment by an additional $125,000, subject to certain terms and conditions (collectively, the “Amended Credit Facility”). The Amended Credit Facility now matures on September 8, 2026 (formerly June 17, 2027).

Our Amended Credit Agreement includes a number of restrictive covenants. These covenants could impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. Specifically, such covenants restrict our ability and, if applicable, the ability of our subsidiaries to, among other things:

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

Under certain circumstances, our Amended Credit Agreement may also require us to satisfy a financial covenant, which could limit our ability to react to market conditions or satisfy extraordinary capital needs and could otherwise impact our liquidity and capital resources, restrict our financing and have a material adverse effect on our results of operations.

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

While we did not have any outstanding revolver loan debt under our Amended Credit Agreement as of January 3, 2026, we may have outstanding revolver loan debt in the future. Any outstanding indebtedness would have important consequences, including the following:

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

We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures and general operating expenses. In addition, if we need to refinance our debt, or obtain additional debt financing or sell assets or equity to satisfy our debt service obligations, we may not be able to do so on commercially reasonable terms, if at all. If this were to occur, we may need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations. Our outstanding letters of credit balance as of January 3, 2026 was $680, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet.

We have recorded impairment of our long-lived assets, and may be required to record significant additional charges if our long-lived assets become further impaired in the future.

We review our long-lived assets for impairment annually, or when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered are changes in circumstances indicating that the carrying value of our assets may not be fully recoverable, including a decrease in future cash flows. Events and circumstances that may affect the fair value of long-lived assets may include, among other things, external factors such as macroeconomic, industry, and market conditions, as well as cost factors, overall financial performance including cash flow losses, and sustained decline in our stock price and market capitalization compared to the net book value. During the year ended January 3, 2026, we recognized an impairment loss on long-lived assets of $3,690. We will continue to assess whether our long-lived assets are impaired in future periods. For additional information regarding these impairment charges, refer to Note 3 – “Property and Equipment, Net” under the section “Impairment of Long-lived

Assets” in the accompanying notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

It is possible that changes in circumstances, many of which are outside of our control, or in the numerous variables associated with the assumptions and estimates used in assessing the appropriate valuation of our long-lived assets, could in the future result in significant additional impairment charges to our long-lived assets, which could adversely affect our consolidated results of operations.

We are highly dependent upon key suppliers and an interruption in such relationships or our ability to obtain parts from such suppliers could adversely affect our business and results of operations.

Our top ten suppliers represented approximately 46% of our total product purchases during the fiscal year ended January 3, 2026. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For the fiscal year ended January 3, 2026, our product purchases from three drop-ship suppliers represented approximately 12% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

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

As of January 3, 2026, our NOL carryforwards for federal and state were $152,613 and $108,281, respectively. In order to preserve our substantial tax assets associated with the NOLs and built-in-losses under Section 382 of the Internal Revenue Code, we adopted a Tax Benefits Preservation Agreement (“Rights Agreement”). Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases of our common stock in amounts greater than specified levels, which will be beyond our control, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. The Rights Agreement is intended to impose certain ownership limitations to prevent the purchase of our common stock in amounts that could jeopardize our ability to utilize our NOLs. While we entered into the Rights Agreement in order to preserve our NOLs, the Rights Agreement could inhibit acquisitions of significant stake in us and may prevent a change in our control. As a result, the Rights Agreement may have an “anti-takeover” effect. Similarly, the limits on the amount of common stock that a stockholder may own may make it more difficult for stockholders to replace current management or members of the board of directors. Although we have taken steps intended to preserve our ability to utilize our NOLs, including the adoption of the Rights Agreement, such efforts may not be successful.

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

Changes in U.S. and foreign governments’ trade policies have resulted in, and may continue to result in, tariffs on imports into and exports from the U.S., among other restrictions. Throughout 2018 and 2019, and just recently in 2025, the U.S. imposed tariffs on imports from several countries, including China. In February 2025, the U.S. administration announced increased tariff on imports from China, where generally around 20% of our private label products are sourced, and our remaining private label products are imported from Taiwan and other countries. Following the U.S. administration’s announcements, China also announced corresponding retaliatory tariff measures. On February 20, 2026, the United States Supreme Court issued a ruling relating to tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) and held that IEEPA does not authorize the President to impose tariffs, which invalidated tariffs imposed pursuant to that authority. However, tariffs imposed under other legal authorities (including, for example, Sections 301 and 232) may remain in effect, and the U.S. administration has announced new tariff measures under other authorities, including a temporary import surcharge under Section 122 (which is subject to statutory duration limits and may be extended only by an Act of Congress). We are closely monitoring this evolving situation and evaluating our responses, which may include price adjustments or other cost-mitigation measures. However, there can be no assurance that we will be able to fully mitigate the impact of such tariffs or trade restrictions. If tariffs are imposed on imports of our products, or retaliatory trade measures are taken by China or other countries in response to existing or future tariffs, we could be forced to raise prices on all of our imported products or make changes to our operations, any of which could materially harm our revenue or operating results. Any additional future tariffs or quotas imposed on our products or related materials may impact our sales, gross margin and profitability if we are unable to pass increased prices onto our customers. Currently, we cannot fully determine how these tariffs will affect our business operations. The overall impact on our business will be influenced by several variables, including the duration and potential expansion of current tariffs, future changes to tariff rates, scope, or enforcement, retaliatory measures by impacted trade partners, inflationary effects and broader macroeconomic responses, changes to consumer purchasing behavior, ability to pass-through cost increases to the customer, and the effectiveness of our responses in managing these challenges.

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

In 2018, for example, the CBP alleged that certain repair grilles we imported were counterfeit and infringed on trademarks registered by OEMs. While we subsequently settled with CBP, to the extent that the OEMs are successful in obtaining and enforcing other intellectual property rights, we could be restricted or prohibited from selling certain aftermarket products which could have an adverse effect on our business. Infringement claims could also result in increased costs of doing business arising from new importing requirements, increased port and carrier fees and legal expenses, adverse judgments or settlements or changes to our business practices required to settle such claims or satisfy any judgments. Litigation or regulatory enforcement could also result in interpretations of the law that require us to change our business practices or otherwise increase our costs and harm our business. We may not maintain sufficient, or any, insurance coverage to cover the types of claims that could be asserted. If a successful claim were brought against us, it could expose us to significant liability.

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

Risks Related To Our Use Of Technology

Artificial intelligence presents risks and challenges that could adversely impact our business, including by posing security risks to our confidential information, proprietary information and personal data, as well as potential technology failures.

Our use of artificial intelligence (“AI”), including our recently launched AI-powered shopping assistant, may expose us to operational, legal, regulatory, cybersecurity, competitive, and reputational risks that could adversely affect our business, financial condition, and results of operations. AI-enabled tools—particularly those that interact directly with customers—can produce inaccurate, incomplete, misleading, biased, offensive, or otherwise inappropriate outputs, including incorrect product recommendations, comparisons, compatibility guidance, promotional or pricing-related information, or other statements that customers may rely upon when making purchasing decisions. Even if we employ testing, monitoring, and human oversight, AI systems are probabilistic and may perform inconsistently, may be vulnerable to manipulation (including prompt-based attacks), and may create elevated customer service burdens, increased returns, chargebacks, or disputes, any of which could harm conversion, retention, and brand trust. Similar to other e-commerce and commerce-technology companies, our AI efforts also depend on data quality and model performance; training data or inputs may be incomplete or biased, and outputs may give rise to claims of unfairness, discrimination, or deceptive practices, as well as diminished customer confidence in our platform.

The legal and regulatory environment governing AI is rapidly evolving in the United States and internationally, and regulators have indicated that existing disclosure and other regulatory regimes may require companies to describe their AI use and related risks in a tailored way and to avoid overstating AI capabilities or benefits. New or changing requirements (including those addressing transparency, automated decision-making, consumer protection, privacy, cybersecurity, and the labeling or disclosure of AI-generated content) could increase compliance costs, restrict or delay deployments, require us to modify or discontinue features (including our shopping assistant), or expose us to investigations, enforcement actions, private litigation, fines, or reputational harm. We also face intellectual property and content-related risks, including the risk that AI-generated outputs, training data, or third-party model components may be alleged to infringe, misappropriate, or improperly use third-party content or rights, and the risk that the scope of ownership or protectability of AI-generated materials remains uncertain and may evolve in ways that adversely affect us.

Our AI capabilities may also rely on third-party models, cloud infrastructure, or vendors, which can limit our visibility into training data provenance, model updates, safety controls, and performance characteristics, and can subject us to outages, degradations, pricing changes, contractual limitations, or discontinuation of services. The rapid pace of AI development may require us to make significant ongoing investments in technology, data governance, and specialized personnel, and we may not realize anticipated benefits (such as improved customer experience, higher conversion, or operational efficiencies) on the timeline we expect or at all.

In addition, our AI-powered shopping assistant processes customer inputs, which may include personal data. The use of such data for model training, fine-tuning, or improvement purposes could raise privacy, data protection, or consent issues under applicable laws, including state, federal, and international regulations. Additionally, AI systems may introduce new cybersecurity risks, including prompt injection attacks, data leakage, model inversion, or other exploitation techniques. Any actual or perceived failure to adequately safeguard personal information or to comply with privacy laws could result in reputational damage, regulatory enforcement, or litigation.

If any of these risks materialize—individually or in the aggregate—our business, financial condition, results of operations, and reputation could be materially adversely affected.

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

It is essential to our business strategy that our technology and network infrastructure remain secure and is perceived by our customers to be secure. Despite security measures, however, any network infrastructure may be vulnerable to cyber-attacks. Information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign private parties and state actors. As a leading online source for automotive aftermarket parts, we have in the past experienced and we could continue to face cyber-attacks that attempt to penetrate our network security, including our data centers, to sabotage or otherwise disable our network of websites and online marketplaces, misappropriate our or our customers’ proprietary information, which may include personally identifiable information, or cause interruptions of our internal systems and services. For example, we have, in the past, experienced cybersecurity incidents, including a ransomware attack. Such incidents did not materially affect our business, operations, or financial condition. If future incidents are successful, any of these attacks could negatively affect our reputation, damage our network infrastructure and our ability to sell our products, harm our relationship with customers that are affected and expose us to financial liability.

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

We recently completed a multi-year implementation of a new global enterprise resource planning system (ERP) in that was implemented in fiscal year 2022. The ERP is designed to accurately maintain our books and records and provide important information to our management team for use in the operation of the business. Our ERP required the investment of significant human and financial resources. If the ERP system does not continue to operate as intended, or requires significant updates, it could adversely affect our financial reporting systems and our ability to produce financial reports and process transactions. Additionally, if we are unable to successfully maintain or implement any new IT system, remediate, update or integrate our existing systems at times when necessary, our financial position, results of operations and cash flows could be negatively impacted.

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

We also use social media platforms as marketing tools or as channels to disseminate information. For example, we and our executive officers maintain Facebook, Instagram, Twitter, LinkedIn, and other social media accounts, where marketing and other information relevant to customers and investors is disseminated. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.

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

Since the completion of our initial public offering in February 2007 through January 3, 2026, the trading price of our common stock has been volatile. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

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

On September 8, 2025, we entered into a purchase agreement (“Purchase Agreement”) with certain investors, pursuant to which we issued convertible notes (the “Convertible Notes”) with an aggregate principal amount of $25,000 (see “Note 4 - Borrowings”). The conversion of some or all of the Convertible Notes would dilute the ownership interests of our existing stockholders. The Convertible Notes mature on September 10, 2028, and upon conversion, we will be required to deliver shares of our common stock to the noteholders. The number of shares issuable upon conversion could be substantial depending on the conversion price and the amount of notes converted at any given time.

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

While management has concluded that our internal controls over financial reporting were effective as of January 3, 2026, we have in the past identified, and could in the future identify, a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.

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

Our Board of Directors has periodically authorized share repurchases, funded from available working capital, including up to $30 million authorized in July 2021. The share repurchase program has an expiration date of July 26, 2026. Although our Board of Directors has authorized our share repurchase program, this program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, there can be no guarantee that repurchases made under our share repurchase program, if any, will enhance shareholder value. As of January 3, 2026, we remained authorized to repurchase up to approximately $25,234 in shares of our common stock.

Future capital raises may dilute our existing stockholders’ ownership.

If we raise additional capital by issuing equity securities, our existing stockholders’ percentage ownership may decrease, and these stockholders may experience substantial dilution.

We are required to meet the Nasdaq Capital Market’s continued listing requirements and other Nasdaq rules, or we may risk delisting. Delisting could negatively affect the price of our common stock which, could make it more difficult for us to sell securities in a future financing or for you to sell our common stock.

Our common stock is currently listed on the Nasdaq Capital Market of The Nasdaq Stock Market, LLC (“Nasdaq”), which has qualitative and quantitative continued listing criteria. However, we cannot assure you that our common stock will continue to be listed on Nasdaq in the future. In order to continue listing our common stock on Nasdaq, we are required to meet the continued listing requirements of the Nasdaq Capital Market and other Nasdaq rules, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price and certain other corporate governance requirements. In particular, we are required to maintain a minimum bid price for our listed common stock of $1.00 per share. If we do not meet these continued listing requirements, our common stock could be delisted.

On June 13, 2025, we received a deficiency letter from the Listing Qualifications Department of Nasdaq indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until December 10, 2025, to regain compliance. To regain compliance, the bid price of our common stock must’ve closed at $1.00 per share or more for a minimum of ten consecutive business days during such 180-day compliance period. In response, on December 9, 2025, we submitted an application to transfer the listing of our common stock from the Nasdaq Global Select Market to the Nasdaq Capital Market.

On December 15, 2025, the Nasdaq Listing Qualifications department approved our request to transfer the listing of our common stock from the Nasdaq Global Select Market to The Nasdaq Capital Market. The transfer took effect at the opening of business on December 16, 2025. The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Select Market, and companies on the Nasdaq Capital Market must meet certain financial and corporate governance requirements to qualify for continued listing.

As a result of the transfer to The Nasdaq Capital Market, Nasdaq granted us a second period of 180 calendar days, or until June 8, 2026, to regain compliance with the minimum bid price requirement for continued listing. To regain compliance, the closing bid price of our shares must meet or exceed $1.00 per share for a minimum of 10 consecutive business days on or prior to June 8, 2026. Nasdaq’s determination to grant the additional 180-day compliance period was in part based on, among other things, our compliance with the continued listing requirements of

The Nasdaq Capital Market with the exception of the bid price requirement, and our having provided written notice of our intention to cure the deficiency during the additional compliance period, including by effecting a reverse stock split if necessary.

Following Nasdaq’s approval of the extended compliance period, we intend to continue to actively monitor the minimum bid price requirement and, as appropriate, will consider available options to resolve any deficiencies and regain compliance, including by effecting a reverse stock split if necessary. If Nasdaq delists our common stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. In such case, our stockholders’ ability to trade, or obtain quotations of the market value of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of these securities. In addition, delisting could also result in a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities.

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

Not applicable.

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

We have, in the past, experienced cybersecurity incidents, including a ransomware attack. Such incidents did not materially affect our business, operations, or financial condition, but future incidents could require us to incur significant expenses or otherwise adversely affect our business.

Additional information regarding risks from cybersecurity threats is discussed in Part I, Item 1A, “Risk Factors,” under the heading “Security threats, such as ransomware attacks, to our IT infrastructure could expose us to liability, and damage our reputation and business,” which should be read in conjunction with the information herein.

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

ITEM 2.                PROPERTIES

As of January 3, 2026, the total square footage of our leased office and distribution centers was 1,165,000 square feet. This includes approximately 1,149,000 square feet for our corporate headquarters located in Torrance, California and distribution centers in Illinois, Nevada, Texas and Florida; and approximately 16,000 square feet of office space in the Philippines.

On February 12, 2026, the Torrance office lease expired. We plan to move into our new corporate headquarters in March 2026. On January 27, 2026, our Philippines subsidiary was sold to a third-party. See further information on the new corporate headquarters lease and the Philippines sale in “Note 12 – Subsequent Events” in the Notes to the Consolidated Financial Statements included in Part II, Item 8, of this report.

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

Holders

As of February 25, 2026, there were approximately 10 registered stockholders of record of our common stock.

Dividend Policy

No dividends on common stock were paid during the fiscal year ended January 3, 2026. We do not anticipate that we will declare or pay any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends on our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, any Credit Agreement restrictions, and other factors the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

September 2025 Private Placement

On September 10, 2025 (the “Closing”), we completed a private placement of our equity securities and Convertible Notes (the “Transaction”) pursuant to a Purchase Agreement dated September 8, 2025, by and among us and certain institutional investors (the “Purchasers”).

At the Closing, we issued and sold an aggregate of 10,319,727 shares of common stock, par value $0.001 per share, at a purchase price of $1.04 per share. Concurrently, we issued to certain of the Purchasers $25,000 in an aggregate principal amount of Convertible Notes. The aggregate gross proceeds received by us from the Transaction, before deducting any related transaction expenses, were approximately $35,733. No underwriters were involved in the transaction, and no underwriting discounts or commissions were paid.

The Convertible Notes accrue interest at a rate of 2% per annum, which is payable in kind, and have a maturity date of September 10, 2028, unless subject to an earlier Change in Control as defined in the Purchase Agreement. At the option of the holders, the Convertible Notes (including any accrued and unpaid interest) are convertible at maturity into shares of common stock at a conversion price of $1.20 per share. Any prepayment of the Convertible Notes by us prior to maturity requires the prior written consent of the applicable holder and is subject to a prepayment premium equal to 10% of the principal amount being prepaid.

We issued and sold these securities in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

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

Overview

We are a leading online provider of aftermarket auto parts, including replacement parts, hard parts, and other parts and accessories. Our proprietary product database maps our SKUs to product applications based on vehicle makes, models and years. We principally sell our products to individual consumers through our flagship website at www.carparts.com, our mobile app, online marketplaces and our wholesale platform. Our corporate website is located at www.carparts.com/investor. The inclusion of our website addresses in this report does not include or incorporate by reference into this report any information on our websites.

We believe disintermediating the traditional auto parts supply chain and selling products directly to customers online allows us to efficiently deliver products to our customers. Industry-wide trends that support our strategy and future growth include:

1.Number of SKUs required to serve the market. The number of automotive SKUs has grown dramatically over the last several years. In today’s market, unless the consumer is driving a high volume produced vehicle and needs a simple maintenance item, the part they need is not typically on the shelf at a brick-and-mortar store. We believe our user-friendly flagship website, and app, provides customers with a favorable alternative to the brick-and-mortar shopping experience by offering a comprehensive selection of approximately 1,660,000 SKUs with detailed product descriptions, attributes and photographs combined with the flexibility of fulfilling orders using both drop-ship and stock-and-ship methods.
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

Executive Summary

For fiscal year 2025, the Company’s operations generated net sales of $547,525, compared to $588,846 for fiscal year 2024, representing a decrease of 7.0%. The Company incurred a net loss of $50,443 for fiscal year 2025 compared to a net loss of $40,601 for fiscal year 2024. The Company’s net loss before interest expense (income), net, income tax provision, depreciation and amortization expense, amortization of intangible assets, impairment of long-lived assets, share-based compensation expense, workforce transition costs, distribution center costs and strategic alternatives exploration costs ("Adjusted EBITDA"), was $(14,008) in fiscal year 2025 compared to $(7,055) in fiscal year 2024. Refer to the section below titled “Non-GAAP measures” for information regarding our use of Adjusted EBITDA and a reconciliation from net loss.

Net sales decreased in fiscal year 2025 compared to fiscal year 2024 primarily driven by our efforts to increase profitability by rationalizing marketing spend. Gross profit decreased by 8.8% to $179,348. Gross margin decreased 60 basis points to 32.8% in fiscal year 2025 compared to 33.4% in fiscal year 2024. The decrease in gross margin was primarily driven by product mix and the impact from tariffs, partially offset by our pricing increases.

Total expenses, which primarily consisted of cost of sales and operating expense, increased in fiscal year 2025 compared to the same period in 2024. The components of cost of sales and operating costs are described in further detail under “Components of Results of Operations” below.

Non-GAAP measures

Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the Exchange Act, as amended, define and prescribe the conditions for use of certain non-GAAP financial information. We provide EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. EBITDA consists of net loss before (a) interest (expense) income, net; (b) income tax provision; (c) depreciation and amortization expense; and (d) amortization of intangible assets; while Adjusted EBITDA consists of EBITDA before share-based compensation expense, workforce transition costs, distribution center costs, strategic alternatives exploration costs and impairment of long-lived assets.

We believe that these non-GAAP financial measures provide important supplemental information to management and investors. These non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with the accounting principles generally accepted in the United States (“GAAP”) results and the accompanying reconciliation to corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting the our business and results of operations.

Management uses Adjusted EBITDA as one measure of our operating performance because it assists in comparing our operating performance on a consistent basis by removing the impact of stock compensation expense, as well as other items that we do not believe are representative of our ongoing operating performance. Internally, this non-GAAP measure is also used by management for planning purposes, including the preparation of internal budgets; for allocating resources to enhance financial performance; and for evaluating the effectiveness of operational strategies. We also believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate the ongoing operations of companies in our industry.

This non-GAAP financial measure is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. Management strongly encourages investors to review our consolidated financial statements in their entirety and to not rely on any single financial measure. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. In addition, we expect to continue to incur expenses similar to the non-GAAP adjustments described above, and exclusion of these items from our non-GAAP measures should not be construed as an inference that these costs are unusual, infrequent or non-recurring.

The table below reconciles net loss to Adjusted EBITDA for the periods presented (in thousands):

	Fiscal Year Ended
	January 3, 2026	December 28, 2024
Net loss	$(50,443)	$(40,601)
Depreciation & amortization	20,621	18,975
Amortization of intangible assets	50	121
Interest expense (income), net	814	(301)
Income tax provision	362	267
EBITDA	$(28,596)	$(21,539)
Stock compensation expense	$8,108	$11,985
Workforce transition costs(1)	1,468	617
Distribution center costs(2)	393	1,882
Strategic alternatives exploration costs(3)	929	—
Impairment of long-lived assets(4)	3,690	—
Adjusted EBITDA	$(14,008)	$(7,055)
(1)	We incurred workforce transition costs, primarily related to severance, mainly as part of our workforce reductions.
(2)	In fiscal year 2024, we incurred certain non-recurring costs, primarily overlapping rent expense, attributable to moving to our new Las Vegas, Nevada distribution center. We recorded a $393 loss on early lease termination in connection with a lease termination agreement related to the closure of our Virgina distribution center during the third quarter of 2025.
(3)	We incurred certain costs, primarily legal and advisory costs, attributable to our exploration of strategic alternatives in fiscal year 2025.
(4)	In fiscal year 2025, we recorded an impairment loss on our long-lived assets. For further information, refer to “Note 3 – Property and Equipment, Net” in the Notes to the Consolidated Financial Statements included in Part II, Item 8, of this report.

Components of Results of Operations

Net Sales. Online and offline sales represent two different sales channels for our products. Online is our primary sales channel as we generate net sales primarily from eCommerce sales of auto parts to individual consumers through our mobile-friendly website at www.carparts.com, our mobile app, online marketplaces, and our wholesale platform. Online marketplaces consist primarily of sales of our products on online marketplace websites, where we sell through online storefronts that we maintain on third-party owned websites such as eBay and Amazon. Our offline sales channel represents our distribution of products directly to commercial customers by selling auto parts to collision repair shops through our wholesale platform. Our offline sales channel also includes both stock ship distribution as well as drop ship programs for automotive warehouse distributors and other online resellers. The product mix includes the majority of our house brands stock ship parts, which includes replacement parts, hard parts (maintenance and repair components), other parts (performance upgrades) and specialty products across domestic and import vehicle applications.

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

Operating Expense. Operating expense consists of marketing, general and administrative, fulfillment, and technology expense. We also include share-based compensation expense in the applicable operating expense category based on the respective equity award recipient’s function. Marketing expense consists of online advertising spend, television advertising, internet commerce facilitator fees and other advertising costs, as well as payroll and related expenses associated with our customer service and marketing personnel. General and administrative expense consists primarily of administrative payroll and related expenses, merchant processing fees, legal and professional fees and other administrative costs. Fulfillment expense consists primarily of payroll and related costs associated with our warehouse employees and our purchasing group, facilities rent, building maintenance, depreciation and other costs associated with inventory management and our wholesale operations. Technology expense consists primarily of payroll and related expenses of our information technology personnel, the cost of hosting our servers, communications expenses and internet connectivity costs, computer support and software development amortization expense. Marketing expense, general and administrative expense, and fulfillment expense also includes depreciation and amortization expense. In fiscal year 2025, operating expense also consists of impairment loss on long-lived assets. See further information of impairment in “Note 3 – Property and Equipment, Net” in the Notes to the Consolidated Financial Statements included in Part II, Item 8, of this report

Other Income, Net. Other income, net primarily consists of miscellaneous income or expense and interest income comprised primarily of interest income on investments.

Interest Expense. Interest expense consists primarily of interest expense on our outstanding revolving loan and letters of credit balances, deferred financing cost amortization and finance lease interest.

Presentation of Results of Operations and Liquidity and Capital Resources

The following discussion and analysis of our Results of Operations and Liquidity and Capital Resources includes a comparison of fiscal year 2025 to fiscal year 2024. A similar discussion and analysis which compares fiscal year 2024 to fiscal year 2023 may be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report filed with the SEC pursuant to Section 13 or 15(d) under the Exchange Act on March 26, 2025.

Results of Operations

The following table sets forth our results of operations for the fiscal years presented, expressed as a percentage of net sales:

	Fiscal Year Ended
	January 3, 2026	December 28, 2024
Net sales	100.0%	100.0%
Cost of sales	67.2	66.6
Gross profit	32.8	33.4
Operating expense	41.7	40.3
Loss from operations	(8.9)	(6.9)
Otherc income (expense):
Other income, net	0.1	0.2
Interest expense	(0.3)	(0.2)
Total other (expense) income, net	(0.3)	0.0
Loss before income taxes	(9.2)	(6.9)
Income tax provision	0.0	0.0
Net loss	(9.2)%	(6.9)%

Fifty-Three Weeks Ended January 3, 2026 Compared to the Fifty-Two Weeks Ended December 28, 2024

Net Sales and Gross Margin

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	$ Change	% Change

	(in thousands)
Net sales	$547,525	$588,846	$(41,321)	(7.0)%
Cost of sales	368,177	392,107	(23,930)	(6.1)%
Gross profit	$179,348	$196,739	$(17,391)	(8.8)%
Gross margin	32.8%	33.4%		(0.6)%

Net sales decreased $41,321, or 7.0%, for fiscal year 2025 compared to fiscal year 2024 primarily driven by our efforts to increase profitability by rationalizing marketing spend.

Gross profit decreased $17,391, or 8.8%, in fiscal year 2025 compared to fiscal year 2024. Gross margin decreased 60 basis points to 32.8% in fiscal year 2025 compared to 33.4% in fiscal year 2024. The decrease in gross margin was primarily driven by product mix and the impact from tariffs, partially offset by our pricing increases.

Operating Expense

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	$ Change	% Change

	(in thousands)
Operating expense	$228,223	$237,374	$(9,151)	(3.9)%
Percent of net sales	41.7%	40.3%		1.4%

Operating expense decreased $9,151, or 3.9%, for fiscal year 2025 compared to fiscal year 2024. The decrease was mainly attributable to favorable payroll costs due to headcount reductions and favorable marketing spend, partially offset by the impairment loss on long-lived assets.

Total Other (Expense) Income, Net

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	$ Change	% Change

	(in thousands)
Total other (expense) income, net	$(1,206)	$301	$(1,507)	(500.7)%
Percent of net sales	(0.3)%	(0.0)%		(0.3)%

Total other (expense) income, net, decreased $1,507, or 500.7%, for fiscal year 2025 compared to fiscal year 2024 primarily driven by an increase in interest expense due to higher borrowings on the revolving loan payable and a decrease in interest income due to a lower cash balance throughout 2025.

Income Tax Provision

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	$ Change	% Change

	(in thousands)
Income tax provision	$362	$267	$95	35.6%
Percent of net sales	0.1%	0.0%		0.1%

We account for income taxes in accordance with ASC 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversal of existing taxable temporary differences. ASC 740 provides that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years or losses expected in early future years. As of January 3, 2026, due to cumulative losses in recent years, we maintained a valuation allowance in the amount of $55,405 against deferred tax assets that were not more likely than not to be realized.

As of January 3, 2026, we had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. As of January 3, 2026, our federal and state NOL carryforwards were $152,613 and $108,281, respectively. Federal NOL carryforwards of $622 were acquired in the acquisition of WAG which are subject to Section 382 of the Code and limited to an annual usage limitation of $135. Our federal NOL carryforwards begin to expire in 2029, while state NOL carryforwards also begin to expire in 2029.

Liquidity and Capital Resources

Sources of Liquidity

During the fifty-three weeks ended January 3, 2026, we primarily funded our operations with cash and cash equivalents generated from operations, borrowings from our revolving loan, the issuance of the Convertible Notes with an aggregate principal amount of $25,000 (see “Note 4 - Borrowings”) and the issuance of common stock for $10,733 of gross proceeds (see “Note 5 – Stockholders’ Equity and Share-Based Compensation”). We had cash and cash equivalents of $25,821 as of January 3, 2026, representing a $10,576 decrease from $36,397 of cash and cash equivalents as of December 28, 2024. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our Amended Credit Facility will be sufficient to finance our operations through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).

As of January 3, 2026 and December 28, 2024, our working capital was $53,817 and $48,445, respectively.

Cash Flows

	Fiscal Year Ended
	January 3, 2026	December 28, 2024
Net cash (used in) provided by operating activities	$(34,076)	$10,338
Net cash used in investing activities	(7,897)	(20,557)
Net cash provided by (used in) financing activities	31,397	(4,422)
Effect of exchange rate changes on cash	—	87
Net change in cash and cash equivalents	$(10,576)	$(14,554)

Operating Activities

Net cash (used in) provided by operating activities for the fiscal years ended January 3, 2026 and December 28, 2024 was $(34,076) and $10,338, respectively. The decrease was primarily driven by a higher net loss in fiscal year 2025, in addition to the decrease in net cash outflow from the change in working capital, mainly attributable to moderating our inventory position in fiscal year 2025 due to the uncertainty from tariffs.

Investing Activities

For the fiscal year ended January 3, 2026, net cash used in investing activities was primarily the result of additions to property and equipment of $7,961, which are mainly related to capitalized website and software development costs. For the fiscal year ended December 28, 2024, net cash used in investing activities was primarily the result of additions to property and equipment of $20,573, which are mainly related to capitalized website and software development costs and machinery and equipment additions, primarily related to the new Las Vegas distribution center.

Financing Activities

Net cash provided by (used in) financing activities was $31,397 and $(4,422) for the fiscal years ended January 3, 2026 and December 28, 2024, respectively. The increase was primarily attributable to the issuance of the Convertible Notes with an aggregate principal amount of $25,000 and $10,733 of gross proceeds from the issuance of common stock in September 2025.

Debt and Available Borrowing Resources

Total debt was $34,010 as of January 3, 2026, which primarily consists of Convertible Notes payable and right-of-use obligations-finance. Total debt was $12,313 as of December 28, 2024, which primarily consists of right-of-use obligations-finance.

Convertible Notes Payable

On September 8, 2025, we entered into a Purchase Agreement with certain investors, pursuant to which we issued Convertible Notes with an aggregate principal amount of $25,000. The Convertible Notes accrue interest quarterly at a rate of two percent (2%) per annum, payable in kind. The outstanding Convertible Notes principal balance, plus any unpaid and accrued interest, is convertible at the option of the investors into shares of common stock at the maturity date, at a Conversion Price of $1.20 per share. As of January 3, 2026, the Convertible Notes payable balance was $25,161, which included $161 of payable in kind interest expense. The maturity date of the Convertibles Notes is September 10, 2028.

Amended Credit Facility

We maintain an Amended Credit Facility that provides for, among other things, a revolving commitment, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. On September 8, 2025, we and JPMorgan entered into the First Amendment to the existing Amended and Restated Credit Agreement, dated as of June 17, 2022. The First Amendment provides for the revolving commitment in an aggregate principal amount of $25,000 (formerly $75,000), a sublimit of $2,500 for the issuance of letters of credit and allows for an uncommitted ability to increase the revolving commitment by an additional $125,000, subject to certain terms and conditions. The Amended Credit Facility now matures on September 8, 2026 (formerly June 17, 2027).

As of January 3, 2026 and December 28, 2024, our outstanding revolving loan balance was $0 and $0, respectively. During the fiscal years ended January 3, 2026 and December 28, 2024, we borrowed and paid down $20,675 and $0, respectively, from the revolving loan under the Amended Credit Facility. The outstanding standby letters of credit balance as of December 28, 2024 and December 28, 2024 were $680 and $680, respectively, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheets. We use the trade letters of credit in the ordinary course of business to satisfy certain vendor obligations.

Loans drawn under the Amended Credit Facility bear interest, at our option, at a per annum rate equal to either (a) Adjusted Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 3.00% per annum, or (b) an “alternate prime base rate” plus an applicable margin of 1.50% per annum. As of September 27, 2025, the SOFR based interest rate was 6.78% and the prime based rate was 8.25%. A commitment fee, based upon unused availability under the Amended Credit Facility bearing interest at a rate of 0.50% per annum, is payable monthly. The Covenant Testing Trigger Period (as defined under the Amended Credit Agreement) means the period commencing on any day that excess availability is less than $5,000 for three consecutive business days and will continue until excess availability has been greater than, or equal to, $5,000 at all times for 45 consecutive days. In addition, upon the occurrence of a Covenant Testing Trigger Period, we shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, continuing until excess availability has been greater than or equal to $5,000 for 45 consecutive days.

Certain of our domestic subsidiaries are co-borrowers (together with the Company, the “Borrowers”) under the Amended Credit Agreement, and certain other domestic subsidiaries are guarantors (the “Guarantors” and, together with the Borrowers, the “Loan Parties”) under the Amended Credit Agreement. The Borrowers and the Guarantors are jointly and severally liable for the Borrowers’ obligations under the Amended Credit Agreement. The Loan Parties’ obligations under the Amended Credit Agreement are secured, subject to customary permitted liens and certain exclusions, by a perfected security interest in (a) all tangible and intangible assets and (b) all of the capital stock owned by the Loan Parties (limited, in the case of foreign subsidiaries, to 65% of the capital stock of such foreign subsidiaries). The Borrowers may voluntarily prepay the loans at any time. The Borrowers are required to make mandatory prepayments of the loans (without payment of a premium) with net cash proceeds received upon the occurrence of certain “prepayment events,” which include certain sales or other dispositions of collateral, certain casualty or condemnation events, certain equity issuances or capital contributions, and the incurrence of certain debt.

The Amended Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and our subsidiaries, including, among other things, restrictions on indebtedness, liens, fundamental changes, investments, dispositions, prepayment of other indebtedness, mergers, and dividends and other distributions.

Events of default under the Amended Credit Agreement include: failure to timely make payments due under the Amended Credit Agreement; material misrepresentations or misstatements under the Amended Credit Agreement and other related agreements; failure to comply with covenants under the Amended Credit Agreement and other related agreements; certain defaults in respect of other material indebtedness; insolvency or other related events; certain defaulted judgments; certain ERISA-related events; certain security interests or liens under the loan documents cease to be, or are challenged by us or any of our subsidiaries as not being, in full force and effect; any loan document or any material provision of the same ceases to be in full force and effect; and certain criminal indictments or convictions of any Loan Party. As of January 3, 2026, we were in compliance with all covenants under the Amended Credit Agreement.

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

Impairment of Long-Lived Assets. We assess potential impairments whenever events or changes in circumstances indicate that the carrying value of our long-lived assets, or asset group, may not be recoverable. If an indicator of impairment exists, we review the recoverability of our long-lived assets by estimating the future undiscounted cash flows compared to the carrying value of such assets, or asset group. An impairment loss will result when the carrying value of the asset group exceeds the undiscounted future cash flows of the asset group.

On January 3, 2026, we considered the significant decline in our market value, combined with the fiscal year 2025 net cash used in operating activities in the consolidated statements of cash flows, to be changes in circumstances that represent indicators of impairment. Therefore, the consolidated asset group was tested for recoverability by comparing the future undiscounted cash flows against its carrying value. It was determined that the carrying value exceeded the future undiscounted cash flows of the asset group. The fair value of the asset group, estimated using a market approach in an independent third-party valuation, was less than its carrying amount. Therefore, the excess of the carrying amount above the fair value was recognized as an impairment loss, which was allocated to the long-lived assets’ carrying values on a pro rata basis. The impairment loss cannot reduce the long-lived asset’s carrying value below its fair value. Our long-lived assets consists of property and equipment, net, right-of-use assets – operating leases, net, and right-of-use assets – finance leases, net. During the year ended January 3, 2026, we recognized an impairment charge of $3,690 on its long-lived assets, resulting in an impairment loss of $3,690 recorded in operating expense in the consolidated statements of operations. During the year ended December 28, 2024, no impairment loss was recorded.

ITEM 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.

Interest Rate Risk

We are subject to interest rate risk in connection with our revolving loan under our Amended Credit Facility, which bears an interest rate based on a SOFR, plus an applicable margin, and a prime based rate. As of January 3, 2026, we had a balance of $0 outstanding under our revolving loan. A hypothetical 100 basis point change in interest rates would not materially affect our interest expense and cash flows. The Convertible Notes accrue interest quarterly at a fixed rate of two percent (2%) per annum, payable in kind. Therefore, minimal interest rate risk exists for the Convertible Notes.

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

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed with the SEC under the Exchange Act, is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 3, 2026 pursuant to Rule 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objectives for which they were designed and operated at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We assessed the effectiveness of our internal control over financial reporting as of January 3, 2026, based on the “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment was conducted utilizing our documentation of policies and procedures, risk control matrices, gap analysis, key process walk-throughs and management’s knowledge of and interaction with its controls and testing of our key controls.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on such assessment and criteria, management has concluded that the internal controls over financial reporting were effective as of January 3, 2026.

Changes in Internal Control Over Financial Reporting

The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and the Interim Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter ended January 3, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

ITEM 9B.                OTHER INFORMATION

During the fourteen weeks ended January 3, 2026, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K.)

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Identification of Directors. The information under the caption “Election of Directors,” appearing in the Proxy Statement to be filed in connection with our Annual Meeting of Stockholders (“Proxy Statement”), is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2025.
(b)	Identification of Executive Officers and Certain Significant Employees. The information under the caption “Executive Officers,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2025.
(c)	Compliance with Section 16(a) of the Exchange Act. The information under the caption “Delinquent Section 16(a) Reports,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2025.
(d)	We have adopted a Code of Ethics and Business Conduct which applies to all directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees. The full text of our Code of Ethics and Business Conduct is available on the Investor Relations section of our website at www.carparts.com/investor which can be directly accessed at www.carparts.com/investor/corporate-governance. We intend to disclose future amendments to certain provisions of the Code of Ethics and Business Conduct, and any waivers of provisions of the Code of Ethics and Business Conduct required to be disclosed under the rules of the SEC, at the same location on our website.
(e)	Board Committees. The information under the caption “Corporate Governance — Board Committees and Meetings,” appearing in the Proxy Statement, is hereby incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2025.

ITEM 11.                EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation and Other Information”, appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2025.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Securities Authorized for Issuance Under Equity Compensation Plans” and “Ownership of Securities by Certain Beneficial Owners and Management,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2025.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Corporate Governance — Director Independence” and “Certain Relationships and Related Transactions,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2025.

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Fees Paid to Independent Registered Public Accounting Firm,” appearing in the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days from the end of fiscal year 2025.

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

3.4

Certificate of Designation of Series B Junior Participating Preferred Stock, filed with the Secretary of State of the State of Delaware on April 5, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2024).

3.5

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of U.S. Auto Parts Network, Inc., dated as of July 27, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2020).

4.1*	Specimen common stock certificate.

4.2	Description of Common Stock of the Company.

4.3

Tax Benefits Preservation Plan, dated as of April 5, 2024, between CarParts.com, Inc. and Computershare Trust Company, N.A., as Rights Agent, together with the following exhibits thereto: Exhibit A - Form of Certificate of Designation of Series B Junior Participating Preferred Stock of CarParts.com, Inc.; Exhibit B - Form of Right Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2024).

10.1+*	CarParts.com, Inc. 2006 Equity Incentive Plan.

10.2+*	Form of Stock Option Agreement under the CarParts.com, Inc. 2006 Equity Incentive Plan.

10.5+*	CarParts.com, Inc. 2007 Omnibus Plan and Form of Award Agreements.

10.6+	Independent Director Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2024).

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

Exhibit No.	Description
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

Exhibit No.	Description
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

10.43+

Employment Agreement dated October 28, 2024, between the Company and David Meniane (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10 K filed with the Securities and Exchange Commission on March 26, 2025).

10.44+

Employment Agreement dated October 28, 2024, between the Company and Ryan Lockwood (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10 K filed with the Securities and Exchange Commission on March 26, 2025).

10.45+

Employment Agreement, dated October 28, 2024, between the Company and Michael Huffaker (incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10 K filed with the Securities and Exchange Commission on March 26, 2025).

10.46+

Employment Agreement, dated October 28, 2024, between the Company and Kals Subramanian (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10 K filed with the Securities and Exchange Commission on March 26, 2025).

10.47

Purchase Agreement, dated as of September 8, 2025, by and among CarParts.com, Inc., International Auto Parts (Cayman) Limited, Axislink Holding B.V. and Lovely Peach Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2025).

10.48	Form of Convertible Note of CarParts.com, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2025).

10.49

Investor Rights Agreement, by and among CarParts.com, Inc., International Auto Parts (Cayman) Limited, Axislink Holding B.V. and Lovely Peach Limited (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2025).

10.50

First Amendment to Amended and Restated Credit Agreement and First Amendment to Amended and Restated Pledge and Security Agreement, dated as of September 8, 2025, by and among the CarParts.com. Inc., Whitney Automotive Group, Inc., Go Fido, Inc., Automotive Specialty Accessories and Parts, Inc., and JPMorgan Chase Bank, N.A., as lender and administrative agent (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2025).

10.51+	Consulting Services Agreement, between CarParts.com, Inc., and Everest Advisors LLC, dated November 11, 2025.

Exhibit No.	Description

19	CarParts.com, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Annual Report on Form 10 K filed with the Securities and Exchange Commission on March 26, 2025).

21.1	Subsidiaries of CarParts.com, Inc. (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10 K filed with the Securities and Exchange Commission on March 26, 2025).

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included as part of signature page).

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Interim Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CarParts.com, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CarParts.com, Inc. and its subsidiaries (the Company) as of January 3, 2026 and December 28, 2024, the related consolidated statements of operations and comprehensive operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2026 and December 28, 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Long-lived asset Impairment

As disclosed in Notes 1 and 3 to the consolidated financial statements, management assesses long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. If an indicator of impairment exists for any grouping of assets, management tests the asset group for impairment by comparing estimates of future undiscounted cash flows expected to be generated by the asset group to the carrying value of the asset group. If the carrying value of the asset group is greater than the estimated future undiscounted future cash flows, the asset group is considered impaired, and an impairment charge is recorded for the amount by which the carrying value of the asset group exceeds its fair value. As of January 3, 2026, the Company recorded an impairment charge of $3.7 million to write down the carrying value of certain long-lived assets to their estimated fair values.

We identified the evaluation of management’s long-lived asset impairment as a critical audit matter because of the significant judgment required by management in determining the estimated undiscounted future cash flows, including assumptions related to forecasted revenue, gross profit margin, operating expenses, and adjusted earnings before interest, tax, depreciation and amortization. In addition, significant assumptions are utilized in determining the fair value of the long-lived assets, including market rents, replacement cost and obsolescence factors, and discount rates. Auditing management’s assumptions required significant auditor judgment and increased audit effort, including the involvement of valuation specialists, due to the potential impact of these assumptions on the accounting estimate.

Our audit procedures related to the evaluation management’s long-lived asset impairment included the following, among others:

●	Developed an independent estimate of undiscounted future cash flows, including estimates of future revenue, gross profit margin, operating expenses and adjusted earnings before interest, tax, depreciation and amortization, using historical results and available industry information.
●	Tested management’s process for developing the fair value estimates of the long-lived assets.
●	Tested the completeness and accuracy of certain of the underlying data used in the market and cost approaches
●	Utilized our valuation specialists to assist in the following procedures, among others:
●	Corroborated market multiples used by management to estimate the residual value of the asset group by comparing it to publicly available external market data.
●	Evaluated the appropriateness of the market and cost approaches and the reasonableness of the fair value estimates of the long-lived assets.

/s/ RSM US LLP

We have served as the Company's auditor since 2015.

Irvine, California

March 5, 2026

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value Data)

	January 3,	December 28,
	2026	2024
ASSETS
Current assets:
Cash and cash equivalents	$25,821	$36,397
Accounts receivable, net	7,061	6,098
Inventory, net	95,180	90,353
Other current assets	6,996	6,020
Total current assets	135,058	138,868
Property and equipment, net	20,191	32,206
Right-of-use - assets - operating leases, net	18,586	26,682
Right-of-use - assets - finance leases, net	7,233	10,765
Other non-current assets	3,788	2,053
Total assets	$184,856	$210,574
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$44,884	$60,365
Accrued expenses	24,642	16,083
Right-of-use - obligation - operating, current	4,858	5,810
Right-of-use - obligation - finance, current	2,767	3,471
Other current liabilities	4,090	4,694
Total current liabilities	81,241	90,423
Convertible notes payable	25,161	—
Right-of-use - obligation - operating, non-current	15,771	23,203
Right-of-use - obligation - finance, non-current	6,082	8,842
Other non-current liabilities	3,125	2,931
Total liabilities	131,380	125,399
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 70,048 and 57,454 shares issued and outstanding as of January 3, 2026 and December 28, 2024 (of which 3,786 are treasury stock)	65	61
Treasury stock	(11,912)	(11,912)
Additional paid-in capital	344,118	325,546
Accumulated other comprehensive income	1,223	1,055
Accumulated deficit	(280,018)	(229,575)
Total stockholders’ equity	53,476	85,175
Total liabilities and stockholders' equity	$184,856	$210,574

See accompanying notes to consolidated financial statements.

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(In Thousands, Except Per Share Data)

	Fiscal Year Ended
	January 3,	December 28,
	2026	2024
Net sales	$547,525	$588,846
Cost of sales (1)	368,177	392,107
Gross profit	179,348	196,739
Operating expense	228,223	237,374
Loss from operations	(48,875)	(40,635)
Other income (expense):
Other income, net	493	1,466
Interest expense	(1,699)	(1,165)
Total other (expense) income, net	(1,206)	301
Loss before income taxes	(50,081)	(40,334)
Income tax provision	362	267
Net loss	(50,443)	(40,601)
Other comprehensive gain:
Foreign currency adjustments	—	87
Actuarial gain on defined benefit plan	168	185
Total other comprehensive gain	168	272
Comprehensive loss	$(50,275)	$(40,329)
Net loss per share:
Basic and diluted net loss per share	$(0.82)	$(0.71)
Weighted-average common shares outstanding:
Shares used in computation of basic and diluted net loss per share	61,195	57,026
(1)	Excludes depreciation and amortization expense which is included in operating expense as described in “Note 1 – Summary of Significant Accounting Policies and Nature of Operations”.

See accompanying notes to consolidated financial statements.

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance, December 30, 2023	56,303	$60	$312,874	$(11,912)	$783	$(188,974)	$112,831
Net loss	—	—	—	—	—	(40,601)	(40,601)
Issuance of shares in connection with restricted stock units vesting	847	1	(471)	—	—	—	(470)
Issuance of shares in connection with BOD fees	34	—	43	—	—	—	43
Officers and directors stock purchase plan	10	—	10	—	—	—	10
Issuance of shares in connection with ESPP	260	—	359	—	—	—	359
Share-based compensation	—	—	12,731	—	—	—	12,731
Foreign currency adjustments	—	—	—	—	87	—	87
Actuarial gain on defined benefit plan	—	—	—	—	185	—	185
Balance, December 28, 2024	57,454	$61	$325,546	$(11,912)	$1,055	$(229,575)	$85,175
Net loss	—	—	—	—	—	(50,443)	(50,443)
Issuance of shares in connection with restricted stock units vesting	1,958	3	(685)	—	—	—	(682)
Issuance of shares in connection with BOD fees	66	—	55	—	—	—	55
Officers and directors stock purchase plan	1	—	—	—	—	—	—
Issuance of shares in connection with ESPP	249	—	173	—	—	—	173
Issuance of shares in connection with purchase agreement	10,320	1	10,732	—	—	—	10,733
Issuance costs in connection with purchase agreement	—	—	(383)	—	—	—	(383)
Share-based compensation	—	—	8,680	—	—	—	8,680
Actuarial gain on defined benefit plan	—	—	—	—	168	—	168
Balance, January 3, 2026	70,048	$65	$344,118	$(11,912)	$1,223	$(280,018)	$53,476

See accompanying notes to consolidated financial statements.

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fiscal Year Ended
	January 3,	December 28,
	2026	2024
Operating activities
Net loss	$(50,443)	$(40,601)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	20,621	18,975
Amortization of intangible assets	50	121
Impairment of long-lived assets	3,690	—
Noncash interest expense	161	—
Share-based compensation expense	8,108	11,985
Stock awards issued for non-employee director service	55	43
Stock awards related to officers and directors stock purchase plan from payroll deferral	—	10
Gain from disposition of assets	—	(70)
Amortization of deferred financing costs	206	65
Loss on early lease termination	393	—
Changes in operating assets and liabilities:
Accounts receivable	(964)	1,267
Inventory	(4,828)	38,547
Other current assets	(989)	102
Other non-current assets	(1,994)	1,168
Accounts payable and accrued expenses	(7,672)	(21,187)
Other current liabilities	(603)	(615)
Right-of-use obligation - operating leases - current	(407)	1,514
Right-of-use obligation - operating leases - long-term	178	(1,131)
Other non-current liabilities	362	145
Net cash (used in) provided by operating activities	(34,076)	10,338
Investing activities
Additions to property and equipment	(7,961)	(20,573)
Payments for intangible assets	—	(76)
Proceeds from sale of property and equipment	64	92
Net cash used in investing activities	(7,897)	(20,557)
Financing activities
Borrowings from revolving loan payable	20,675	229
Payments made on revolving loan payable	(20,675)	(229)
Proceeds from convertible notes payable	25,000	—
Payments on finance leases	(3,444)	(4,311)
Net proceeds from issuance of common stock for ESPP	173	359
Proceeds from issuance of common stock	10,733	—
Payment of issuance costs - common stock	(383)	—
Statutory tax withholding payment for share-based compensation	(682)	(470)
Net cash provided by (used in) financing activities	31,397	(4,422)
Effect of exchange rate changes on cash	—	87
Net change in cash and cash equivalents	(10,576)	(14,554)
Cash and cash equivalents, beginning of period	36,397	50,951
Cash and cash equivalents, end of period	$25,821	$36,397
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use operating asset acquired	$—	$12,857
Accrued asset purchases	$404	$502
Share-based compensation expense capitalized in property and equipment	$835	$746
Accrued issuance costs - purchase agreement	$550	$—
Supplemental disclosure of cash flow information:
Cash (received) paid during the period for income taxes	$(93)	$178
Cash paid during the period for interest	$1,499	$1,165
Cash received during the period for interest	$885	$1,466

See accompanying notes to consolidated financial statements.

CARPARTS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Data)

Note 1 – Summary of Significant Accounting Policies and Nature of Operations

CarParts.com, Inc. (including its subsidiaries) is a leading online retailer of aftermarket auto parts and accessories. The Company primarily sells its products to individual consumers through its flagship website located at www.carparts.com, our mobile app, online marketplaces, and offline to professional installers and wholesale customers through its wholesale platform. The corporate website is located at www.carparts.com/investor. References to the “Company,” “we,” “us,” or “our” refer to CarParts.com, Inc. and its consolidated subsidiaries.

The Company’s house brands and marketplace brands are positioned to serve distinct customer segments and sales channels:

• JC Whitney® serves as the Company’s primary private label house brand, offering replacement, maintenance, performance and specialty automotive products.

• Evan Fischer® products are sold primarily through the eBay marketplace channel, with a focus on core replacement and maintenance components.

• Garage-Pro® products are offered primarily through Amazon, serving value-oriented consumers seeking dependable replacement parts.

The Company’s product categories consist of:

Replacement Parts. The replacement parts category primarily consists of parts for the exterior of an automobile. These products are typically used to replace original body components damaged in collisions or through general wear and tear. These products include body panels, lighting components, cooling parts and mirrors. Replacement parts serve both everyday vehicle owners and professional repair customers and represent a foundational category within the Company’s assortment.

Hard Parts. The hard parts category includes engine, chassis, drivetrain, suspension, braking, electrical and other mechanical components necessary for vehicle operation. This category supports routine maintenance, system replacement and mechanical repair across a broad range of domestic and import vehicles.

Other Parts and Accessories. The other parts category includes products designed to enhance vehicle performance, functionality, comfort or appearance. This includes performance upgrades, specialty components and accessories that allow customers to customize or improve their vehicles beyond standard replacement needs, including suspension kits, towing equipment, lift kits and more. The Company has expanded our assortment in this category to serve enthusiast and specialty vehicle segments, including trucks, off-road and muscle car segments.

The Company is a Delaware C corporation and is headquartered in Torrance, California. The Company has employees located in the United States.

Fiscal Year

The Company’s fiscal year is based on a 52/53 week fiscal year ending on the Saturday closest to December 31. The fiscal year ended January 3, 2026 (fiscal year 2025) is a 53 week period and December 28, 2024 (fiscal year 2024) is a 52 week period.

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

Fair Value of Financial Instruments

Certain financial instruments are required to be recorded at initial fair value, including the Convertible Notes (refer to “Note 4 – Borrowings”). Other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are recorded at cost, and approximates fair value due to their short-term maturities. Refer to “Note 2 – Fair Value Measurements” for further fair value information.

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

Concentrations of credit risk are primarily limited to the offline sales customer base to which the Company’s products are sold, which is related to trade receivables that are approximately 31% and 22% of total accounts receivable, net, balance as of the year ended January 3, 2026 and December 28, 2024, respectively. The Company does not believe significant concentrations of credit risk exist as a significant portion of the outstanding trade receivables balance is insured by a third-party credit insurance company.

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

Inventory as of January 3, 2026 and December 28, 2024 included items in-transit to our distribution centers, in the amounts of $19,286 and $19,964, respectively.

Website and Software Development Costs

The Company capitalizes certain costs associated with website and software developed for internal use according to ASC 350-50 - Intangibles – Goodwill and Other – Website Development Costs and ASC 350-40 Intangibles – Goodwill and Other – Internal-Use Software, when both the preliminary project design and testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website and software development such as payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use software project and website. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. These amounts are amortized on a straight-line basis over two to five years once the software and/or website enhancement is placed into service. The Company capitalized website and software development costs of $8,969 and $16,264 during fiscal years 2025 and 2024, respectively. As of January 3, 2026 and December 28, 2024, our internally developed website and software costs amounted to $48,023 and $40,471, respectively, and the related accumulated amortization amounted to $36,633 and $24,625, respectively.

Long-Lived Assets

Property and Equipment, net

The Company accounts for its long-lived assets, in accordance with ASC - 360 Property, Plant and Equipment (“ASC 360”). Depreciation and amortization of property and equipment is calculated by using the straight-line method for financial reporting purposes, at rates based on the following estimated useful lives:

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

Impairment of Long-Lived Assets

The Company accounts for any impairment and disposition of long-lived assets in accordance with ASC 360. Management assesses potential impairments whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. If an indicator of impairment exists for an asset group, a recoverability test is performed, which consists of comparing the asset group’s undiscounted future cash flows to its carrying value. An impairment loss would be recognized when the carrying value of the asset group exceeds the undiscounted future cash flows. The fair value of the asset group is estimated using a market approach from a third-party valuation. Any impairment losses will be allocated to the long-lived assets in the asset group on a pro rata basis using the relative carrying amounts of those assets. The impairment loss cannot reduce the long-lived asset’s carrying value below its fair value. Impairment losses will be recognized in the consolidated statements of operations. See Note 3 “Property and Equipment, Net” under the section “Impairment of Long-lived Assets” for further information on the impairment loss recognized in the year ended January 3, 2026.

Deferred Financing Costs

Deferred financing costs are being amortized to interest expense over the term of the revolving loan using the straight-line method, which approximates amortization the effective interest method.

Assets and Liabilities Held for Sale

The Company classifies a disposal group as held for sale when all of the criteria set forth in the ASC 360 have been met. The criteria are as follows: management, having the authority to approve the action, commits to a plan to sell the disposal group; the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal group; an active program to locate a buyer and other actions required to complete the plan to sell the disposal group have been initiated; the sale of the disposal group is probable, and transfer of the disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the disposal group beyond one year; the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

A disposal group that is classified as held for sale is initially measured at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a disposal group until the date of sale. Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group as held for sale in that period.

In December 2025, the Company committed to a plan to sell their Philippines subsidiary, which met the criteria for held for sale under ASC 360. The disposal group was measured at the lower of the carrying amount or fair value less costs to sell. Because the estimated fair value (net of selling costs) was greater than the carrying value of the disposal group, no impairment loss was recognized in connection with the held-for-sale classification. In addition, depreciation and amortization associated with the disposal group ceased as of the held-for-sale classification date. The disposal group did not qualify as a discontinued operation under ASC 205, as it does not represent a strategic shift that will have a major effect on our operations or financial results. As required by ASC 360, any potential gain is recognized upon completion of the sale. Refer to Note 12 “Subsequent Event” for further information on the January 27, 2026 sale of the Philippines subsidiary.

The Philippines subsidiary’s total assets and total liabilities classified as held for sale, as measured at their carry values, as of January 3, 2026 were $3,434 and $3,884, respectively.

Convertible Notes

The Convertible Notes are accounted for in accordance with ASC 470 - Debt. The Company assesses all terms and features of the Convertible Notes in order to identify any potential embedded features that would require bifurcation. The Company determined that the conversion options of the Convertible Notes, including the conversion feature of the $1.20 Conversion Price, was clearly and closely related to the debt host and did not require separate accounting. Additionally, this feature did not meet the definition of a derivative under ASC 815 - Derivatives and Hedging, and as a result, did not require separate accounting as a derivative. Refer to Note 4 “Borrowings” for further information on the Convertible Notes.

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

No customer accounted for more than 10% of the Company’s net sales.

The following table provides an analysis of the allowance for sales returns and the allowance for expected credit losses (in thousands):

		Charged to
	Balance at	Revenue,		Balance at
	Beginning	Cost or		End of
	of Period	Expenses	Deductions	Period
Fifty-Three Weeks Ended January 3, 2026
Allowance for sales returns	$2,888	$39,425	$(40,103)	$2,210
Allowance for expected credit losses	69	142	(98)	113
Fifty-Two Weeks Ended December 28, 2024
Allowance for sales returns	$3,191	$42,542	$(42,845)	$2,888
Allowance for expected credit losses	1	144	(76)	69

Cost of Sales

Cost of sales consists of the direct costs associated with procuring parts from suppliers and delivering products to customers. These costs include direct product costs, outbound freight and shipping costs, warehouse supplies and warranty costs, partially offset by purchase discounts. Total freight and shipping expense, excluding surcharges, included in cost of sales for fiscal years 2025 and 2024 was $91,732 and $100,768, respectively. Depreciation and amortization expenses are excluded from cost of sales and included in operating expense.

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

Operating Expense

Operating expense consists of marketing, general and administrative, fulfillment, and technology expense. The Company also includes share-based compensation expense in the applicable operating expense category based on the respective equity award recipient’s function. Marketing costs, including advertising, are expensed as incurred. The majority of advertising expense is paid to internet search engine service providers, television advertising, and internet commerce facilitators. For fiscal years 2025 and 2024, the Company incurred advertising costs of $81,332 and $81,860, respectively. Marketing expense also includes payroll and related expenses associated with our customer service and marketing personnel. General and administrative expense consists primarily of administrative payroll and related expenses, merchant processing fees, legal and professional fees and other administrative costs. Fulfillment expense consists primarily of payroll and related costs associated with warehouse employees and the Company’s purchasing group, facilities rent, building maintenance, depreciation and other costs associated with inventory management and wholesale operations. Technology expense consists primarily of payroll and related expenses of the Company’s information technology personnel, the cost of hosting the Company’s servers, communications expenses and internet connectivity costs, computer support and website and software development amortization expense. Marketing expense, general and administrative expense, and fulfillment expense also includes depreciation and amortization expense.

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

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely to be realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of January 3, 2026, the Company had no material unrecognized tax benefits, interest or penalties related to federal and state income tax matters. The Company’s policy is to record interest and penalties as income tax expense.

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

Recently Adopted Accounting Standard

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure,” which expands the disclosures required for income taxes, primarily through changes to the rate reconciliation and income taxes paid information. This ASU is effective for fiscal years beginning after December 15, 2024, on a prospective basis, while retrospective application is permitted. The Company adopted the provisions of the ASU with this Annual Report on Form 10-K for the fiscal year ended January 3, 2026, and applied the amendment prospectively in its consolidated financial statements. See Note 7 “Income Taxes” for the required new disclosures.

Recent Accounting Standards Not Yet Adopted

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

Provisions of ASC Topic 820: “Fair Value Measurements” (“ASC 820”) establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

Level 1 – Observable inputs such as quoted prices in active markets;

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3 – Unobservable inputs in which little or no market data exists, therefore, requiring an entity to develop its own assumptions.

Financial Assets Valued on a Recurring Basis

As of January 3, 2026 and December 28, 2024, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s cash and cash equivalents which consist primarily of money market funds and short-term investments with original maturity dates of three months or less at the date of purchase. The Company determines fair value of these assets through quoted market prices and as such they are considered Level 1 assets. Level 1 cash and cash equivalents were valued at $25,821 and $36,397 as of January 3, 2026 and December 28, 2024, respectively. During fiscal years 2025 and 2024 there were no transfers into or out of Level 1 and Level 2 assets.

Non-Financial Assets Valued on a Non-Recurring Basis

The Company’s long-lived assets, including intangible assets subject to amortization, are measured at fair value on a non-recurring basis. These assets are measured at cost but are written-down to fair value, if necessary, as a result of impairment. As of January 3, 2026 and December 28, 2024, the Company determined intangible assets were not impaired, as such, they were not measured at fair value.

During the fiscal year ended January 3, 2026, the Company recognized an impairment loss of $3,690 on its long-lived assets, as the fair value of the asset group was less than the carrying value. The fair value of the asset group was estimated using a market approach in an independent third-party valuation. The fair value of the impaired long-lived assets of $4,615 were primarily determined using the cost approach and classified as Level 3 within the ASC 820 fair value hierarchy. See further information about the impairment of long-lived assets below at Note 3 “Property and Equipment, Net” under the section “Impairment of Long-lived Assets.”

Note 3 – Property and Equipment, Net

The Company’s property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense for fiscal years 2025 and 2024 was $20,621 and $18,975, respectively. The cost and related accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings. Repairs and maintenance are expensed as incurred.

Property and equipment consisted of the following as of January 3, 2026 and December 28, 2024:

	January 3, 2026	December 28, 2024
Machinery and equipment	$15,127	$18,101
Computer software (purchased and developed) and equipment	48,312	40,768
Vehicles	145	154

Leasehold improvements	2,730	3,958
Furniture and fixtures	470	594
Construction in process	4,580	5,297
	71,364	68,872
Less accumulated depreciation and amortization	(51,173)	(36,666)
Property and equipment, net	$20,191	$32,206

Construction in process primarily relates to the Company’s internally developed software.

Impairment of Long-Lived Assets

The Company accounts for any impairment and disposition of long-lived assets in accordance with ASC 360. As of January 3, 2026, the Company considered the significant decline in the Company’s market value, combined with the fiscal year 2025 net cash used in operating activities in the consolidated statements of cash flows, to be changes in circumstances that represent indicators of impairment. Therefore, the consolidated asset group was tested for recoverability by comparing the future undiscounted cash flows against its carrying value. It was determined that the carrying value exceeded the future undiscounted cash flows of the asset group.

The fair value of the asset group, estimated using a market approach in an independent third-party valuation, was less than its carrying amount. Therefore, the excess of the carrying amount above the fair value was the recognized as an impairment loss, which was allocated to the long-lived assets’ carrying values on a pro rata basis. The impairment loss cannot reduce the long-lived asset’s carrying value below its fair value. The Company’s long-lived assets consists of property and equipment, net, right-of-use assets – operating leases, net, and right-of-use assets – finance leases, net. During the fiscal year ended January 3, 2026, the Company recognized an impairment charge of $3,690 on its long-lived assets, resulting in an impairment loss of $3,690 as recorded in operating expense in the consolidated statements of operations. During the fiscal year ended December 28, 2024, no impairment loss was recorded.

Note 4 – Borrowings

Convertible Notes Payable

On September 8, 2025, the Company entered into a Purchase Agreement with certain investors, pursuant to which the Company issued Convertible Notes with an aggregate principal amount of $25,000. The Convertible Notes accrue interest quarterly at a rate of two percent (2%) per annum, payable in kind. The outstanding Convertible Notes principal balance, plus any unpaid and accrued interest, is convertible at the option of the investors into shares of common stock of the Company at the maturity date, at a Conversion Price of $1.20 per share. As of January 3, 2026, the Convertible Notes payable balance was $25,161, which included $161 of paid in kind interest. The maturity date of the Convertible Notes is September 10, 2028.

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

Amended Credit Facility

The Company maintains an Amended Credit Facility that provides for, among other things, a revolving commitment, which is subject to a borrowing base derived from certain receivables, inventory and property and equipment. On September 8, 2025, the Company and JPMorgan entered into the First Amendment to the Company’s existing Amended and Restated Credit Agreement, dated as of June 17, 2022. The First Amendment provides for the revolving commitment in an aggregate principal amount of $25,000 (formerly $75,000), a sublimit of $2,500 for the issuance of letters of credit and allows for an uncommitted ability to increase the revolving commitment by an additional $125,000, subject to certain terms and conditions. The Amended Credit Facility now matures on September 8, 2026 (formerly June 17, 2027).

As of January 3, 2026 and December 28, 2024, the Company’s outstanding revolving loan balance was $0, respectively. During the fiscal years ended January 3, 2026 and December 28, 2024, we borrowed and paid down $20,675 and $0, respectively, from the revolving loan under the Amended Credit Facility. As of January 3, 2026 and December 28, 2024, our outstanding standby letters of credit balance was $680 and $680, respectively, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheets.

Loans drawn under the Amended Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) Adjusted Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 3.00% per annum, or (b) an “alternate prime base rate” plus an applicable margin of 1.50% per annum. As of September 27, 2025, the Company’s SOFR based interest rate was 6.78% and the Company’s prime based rate was 8.25%. A commitment fee, based upon unused availability under the Amended Credit Facility bearing interest at a rate of 0.50% per annum, is payable monthly. The Covenant Testing Trigger Period (as defined under the Amended Credit Agreement) means the period commencing on any day that excess availability is less than $5,000 for three consecutive business days and will continue until excess availability has been greater than, or equal to, $5,000 at all times for 45 consecutive days. In addition, upon the occurrence of a Covenant Testing Trigger Period, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, continuing until excess availability has been greater than or equal to $5,000 for 45 consecutive days.

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

Note 5 – Stockholders’ Equity and Share-Based Compensation

Common Stock Issuance

On September 8, 2025, the Company entered into a Purchase Agreement with certain investors. The Company issued and sold an aggregate of 10,319,727 shares of common stock, par value $0.001 per share, at a purchase price of $1.04 per share, resulting in gross proceeds of $10,733.

Stock Repurchase Program

On July 27, 2021, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $30 million of the Company’s common stock from time to time. The repurchases of common stock may be executed through open market purchases, block trades, the implementation of a 10b5-1 plan, and/or any other available methods. During the fiscal years ended January 3, 2026 and December 28, 2024, the Company did not repurchase any shares of common stock. The share repurchase program has an expiration date of July 26, 2026.

Employee Stock Purchase Plan

In May 2021, the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (“ESPP”), and the ESPP was amended in May 2023. Under the ESPP, eligible employees who participate in an offering period may have a certain percentage of their eligible earnings withheld, up to certain limitations, to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last business day of the six-month offering period. A total of 750 shares of common stock have been reserved for issuance under the ESPP. During the fiscal years ended January 3, 2026 and December 28, 2024, 249 shares and 260 shares, respectively, were issued under the ESPP.

The estimated fair value of employee stock purchase rights under the ESPP was determined using the Black-Scholes option pricing model with the following assumptions:

Fiscal Year Ended
	January 3, 2026	December 28, 2024
Expected life	0.5 years	0.5 years
Risk-free interest rate	4.24% - 4.29%	5.26% - 5.37%
Expected volatility	71.5% - 92.5%	54.1% - 70.2%
Expected dividend yield	—%	—%

Share-Based Compensation Plan Information

The Company adopted the 2016 Equity Incentive Plan ("2016 Equity Plan") on March 9, 2016, which became effective on May 31, 2016, following stockholder approval. Subject to adjustment for certain changes in the Company’s capitalization, the aggregate number of shares of the Company’s common stock that may be issued under the 2016 Equity Plan will not exceed the sum of (i) two million five hundred thousand (2,500) new shares, (ii) the number of unallocated shares remaining available for the grant of new awards under the Company’s prior equity plans described below (the “Prior Equity Plans”) as of the effective date of the 2016 Plan (which was equal to 3,894 shares as of May 31, 2016) and (iii) any shares subject to a stock award under the Prior Equity Plans that are not issued because such stock award expires or otherwise terminates without all of the shares covered by such stock award having been issued, that are not issued because such stock award is settled in cash, that are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares, or that are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award. In addition, the share reserve will automatically increase on January 1st of each year, for a period of nine years, commencing on January 1, 2017 and ending on (and including) January 1, 2026, in an amount equal to one million five hundred thousand (1,500) shares per year; however the Board of Directors of the Company may act prior to January 1st of a given year to provide that there will be no January 1st increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant the automatic increase. Options granted under the 2016 Equity Plan generally expire no later than ten years from the date of grant and generally vest over a period of four years. The exercise price of all option grants must be equal to 100% of the fair market value on the date of grant. As of January 3, 2026, approximately 1,099 shares were available for future grants under the 2016 Equity Plan.

The following tables summarizes the Company’s stock option activity for the fiscal years ended, and details regarding the options outstanding and exercisable as of January 3, 2026 and December 28, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Grant Date	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value(1)
Options outstanding, December 28, 2024	1,696	$2.53
Granted	100	$1.11
Exercised	—	$—
`
Forfeited	(7)	$0.74
Expired	(246)	$2.15
Options outstanding, January 3, 2026	1,543	$2.50	3.41	$—
Vested and expected to vest at January 3, 2026	1,543	$2.50	3.41	$—
Options exercisable, January 3, 2026	1,390	$2.65	2.81	$—

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Grant Date	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value(1)
Options outstanding, December 30, 2023	1,693	$2.79
Granted	110	$1.10
Exercised	—	$—
Cancelled:
Forfeited	(4)	$8.01
Expired	(103)	$5.20
Options outstanding, December 28, 2024	1,696	$2.53	4.45	$2
Vested and expected to vest at December 28, 2024	1,696	$2.53	4.45	$2
Options exercisable, December 28, 2024	1,586	$2.62	4.09	$—
(1)	These amounts represent the difference between the exercise price and the closing price of CarParts.com, Inc. common stock at the end of the respective fiscal year as reported on the NASDAQ Stock Market, for all options outstanding that have an exercise price currently below the closing price.

During fiscal years 2025 and 2024, 100 and 110 stock options were granted under the 2016 Equity Plan, respectively. The intrinsic value of stock options at the date of the exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During fiscal years 2025 and 2024, as there were no stock options exercised, therefore, the total intrinsic value of the exercised options was $0 and $0, respectively. The Company had $82 of unrecognized share-based compensation expense related to stock options outstanding as of January 3, 2026, which the expense is expected to be recognized over a weighted-average period of 1.86 years.

Restricted Stock Units and Restricted Stock Awards

During the fiscal years 2025 and 2024, the Company granted an aggregate of 3,736 and 3,033, respectively, of Restricted Stock Units (“RSUs”) and Restricted Stock Awards (“RSAs”) to certain employees of the Company. The

RSUs and RSAs were granted under the 2016 Equity Incentive Plan and reduced the pool of equity instruments available under that plan.

The vesting of each RSU and RSA is subject to the employee’s continued employment through applicable vesting dates. Some RSUs and RSAs granted to certain executives may vest on an accelerated basis in part or in full upon the occurrence of certain events. The RSUs and RSAs are accounted for as equity awards and are measured at fair value based upon the grant date price of the Company’s common stock. The closing price of the Company’s common stock on each grant date during 2025 ranged from $0.63 to $1.02. The closing price of the Company’s common stock on each grant during 2024 ranged from $0.74 to $2.92. Compensation expense is recognized on a straight-line basis over the requisite service period of one-to-three years. Compensation expense for performance-based RSUs (“PSUs”) is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria.

During 2025 there were 3,736 RSUs and RSAs granted that were time-based. During 2024 there were 3,033 RSUs and RSAs granted that were time-based.

For the fiscal year ended January 3, 2026, we recorded compensation expense of $8,931 related to RSUs and RSAs. As of January 3, 2026, there was unrecognized compensation expense of $4,924 related to unvested RSUs and RSAs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.27 years.

Share-Based Compensation Expense

The share-based compensation expense is net of amounts capitalized to internally-developed software of $835 and $746 during the fiscal years 2025 and 2024, respectively.

For the fiscal years 2025 and 2024, the Company recorded share-based compensation expense related to stock options, RSUs and RSAs of $8,108 and $11,985, respectively.

Note 6 – Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Fiscal Year Ended
	January 3, 2026	December 28, 2024
Net loss per share:
Numerator:
Net loss allocable to common shares	$(50,443)	$(40,601)
Denominator:
Weighted-average common shares outstanding (basic and diluted)	61,195	57,026
Basic and diluted net loss per share	$(0.82)	$(0.71)

For the fiscal years ended January 3, 2026 and December 28, 2024, all outstanding potentially dilutive securities, including the Convertible Notes, have been excluded from the calculation of diluted net loss per share as the effect of including such securities and Convertible Notes would have been anti-dilutive.

Note 7 – Income Taxes

The components of loss before income taxes consist of the following:

	Fiscal Year Ended
	January 3, 2026	December 28, 2024
Domestic operations	$(50,829)	$(41,208)
Foreign operations	748	874
Total loss before income taxes	$(50,081)	$(40,334)

The income tax provision consists of the following:

	Fiscal Year Ended
	January 3, 2026	December 28, 2024
Current:
State tax	$58	$67
Foreign tax	304	200
Total current taxes	362	267
Deferred:
Federal tax	(8,051)	(5,730)
State tax	(1,586)	(1,054)
Total deferred taxes	(9,637)	(6,784)
Valuation allowance	9,637	6,784
Income tax provision	$362	$267

Below is a tabular rate reconciliation pursuant to the disclosure requirements of ASU 2023-09 for the fiscal year ended January 3, 2026:

	Fiscal Year Ended
	January 3, 2026
	Amount	Percentage
Provision for income taxes at U.S. federal statutory rate	$(10,517)	21.0%
State and local income tax, net of federal tax benefit(1)	46	(0.1)
Foreign tax effects:
Philippines	145	(0.3)
Effect of changes in tax laws or rates enacted in the current period	—	—
Effect of cross-border tax laws:
Global intangible income inclusion	134	(0.3)
Changes in valuation allowance	8,384	(16.7)
Nontaxable or nondeductible items:
Share-based compensation	2,002	(4.1)
Other	168	(0.2)
Total tax provision and effective tax rate	$362	(0.7)%

________________

(1)	State income taxes in Texas made up the majority (greater than 50%) of the tax effect in this category.

Below is a reconciliation of the statutory federal income tax expense and the Company’s total income tax expense for the fiscal year ended December 28, 2024:

Fiscal Year Ended
December 28, 2024
Income tax at U.S. federal statutory rate	$(8,470)
Share-based compensation	2,598
State income tax, net of federal tax effect	(780)

Foreign tax	178
Other	(43)
Change in valuation allowance	6,784
Effective income tax benefit	$267

For fiscal years 2025 and 2024, the effective tax rate for the Company was (0.7)%, (0.7)%, respectively. The Company’s effective tax rate for fiscal years 2025 and 2024 differs from the U.S. federal rate primarily as a result of non-deductible share-based compensation and the change in the valuation allowance maintained against the Company’s deferred tax assets.

Deferred tax assets and deferred tax liabilities consisted of the following:

	January 3, 2026	December 28, 2024
Deferred tax assets:
Inventory and inventory related allowance	$4,208	$1,944
Lease liabilities	6,731	9,564
Share-based compensation	3,031	3,782
Book over tax depreciation	4,598	2,383
Intangibles	72	78
Sales and bad debt allowances	892	1,092
Accrued compensation	42	142
Net operating loss	41,584	34,998
Other	100	114
Total deferred tax assets	61,258	54,097
Valuation allowance	(55,405)	(45,463)
Net deferred tax assets	5,853	8,634
Deferred tax liabilities:
Right-of-use assets	5,852	8,633
Other	1	1
Total deferred tax liabilities	5,853	8,634
Net deferred tax assets	$—	$—

As of January 3, 2026, federal and state net operating loss (“NOL”) carryforwards were $152,613 and $108,281, respectively. Federal NOL carryforwards of $622 were acquired in the acquisition of WAG which are subject to Internal Revenue Code section 382 and limited to an annual usage limitation of $135. Federal NOL carryforwards begin to expire in 2029, while state NOL carryforwards also begin to expire in 2029. The state NOL carryforwards expire in the respective tax years as follows:

2029	$1,814
2030	9,455
2031	14,557
2032	22,739
2033	24,832
Thereafter	34,884
$108,281

Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversal of existing taxable temporary differences. ASC 740 provides that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years or losses expected in early future years. As of January 3, 2026, mainly due to cumulative losses in recent years, the Company maintained a valuation allowance in the amount of $55,405 against deferred tax assets that were not more likely than not of being realized.

We are subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2021-2025 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2022-2025 remain open.

Included in accrued expenses are income taxes receivable of $(21) and $(284) as of January 3, 2026 and December 28, 2024, respectively, consisting primarily of current state taxes. Included in other non-current liabilities are income taxes payable of $1,418 and $1,227 as of January 3, 2026 and December 28, 2024, respectively, relating to accrued future foreign withholding taxes.

Disclosed below is a summary of income taxes paid (net refunds received) by jurisdiction pursuant to the disclosure requirements of ASU 2023-09, for the fiscal year ended January 3, 2026:

Fiscal Year Ended
January 3, 2026
United States federal tax	$—

United States state and local tax:
Illinois	(250)
Texas	64
Other	3
Foreign:
Philippines	90
Total income taxes received by jurisdiction	$(93)

Note 8 – Commitments and Contingencies

Facilities Leases

The Company’s leases its corporate headquarters located in Torrance, California. On February 12, 2026, the Torrance office lease expired. The Company plans to move into their new corporate headquarters location in March 2026. The Company also leases warehouse space in LaSalle, Illinois, Las Vegas, Nevada, Grand Prairie, Texas, and Jacksonville, Florida, in addition to leasing office space for the Philippines subsidiary. Refer to Note 12 – “Subsequent Event” for information on the new corporate headquarters lease and information on the Philippines subsidiary being sold to a third-party.

Lease Termination

On September 29, 2025, the Company entered into a lease termination agreement related to its Virginia distribution center, which was closed during the third quarter of 2025 to optimize the supply chain structure. Pursuant to the terms of the agreement, the Company agreed to pay a termination fee of $485. In connection with the lease termination, the loss on early lease termination of $393 was recorded within other income, net, in the consolidated statements of operations for the fiscal year ended January 3, 2026.

Quantitative information regarding the Company’s leases are as follows (in thousands):

	Fiscal Year ended
	January 3, 2026	December 28, 2024
Components of lease cost
Finance lease cost components
Amortization of finance lease assets	$3,491	$4,491
Interest on finance lease liabilities	680	866
Total finance lease costs	$4,171	$5,357
Operating lease costs	$5,418	$4,884

Total lease cost	$9,589	$10,241

Supplemental cash flow information related to operating and finance leases is as follows:	Fiscal Year ended
	January 3, 2026	December 28, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$7,716	$7,006
Operating cash outflow from finance leases	680	866
Financing cash outflow from finance leases	3,444	4,311

Weighted-average remaining lease term-finance leases (in years)	5.3	5.4
Weighted-average remaining lease term-operating leases (in years)	4.2	4.9
Weighted-average discount rate-finance leases	6.95%	6.48%
Weighted-average discount rate-operating leases	6.87%	6.37%

Lease commitments as of January 3, 2026 were as follows:

	Finance Leases	Operating Leases	Total
2026	$2,902	$6,085	$8,987
2027	1,885	6,118	8,003
2028	1,206	4,430	5,636
2029	1,057	3,572	4,629
2030	1,073	2,989	4,062
Thereafter	2,672	954	3,626
Total minimum payments required	10,795	24,148	34,943
Less portion representing interest	1,946	3,519	5,465
Present value of lease obligations	$8,849	$20,629	$29,478
Less current portion of lease obligations	2,767	4,858	7,625
Long-term portion of lease obligations	$6,082	$15,771	$21,853

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

Ordinary course litigation. The Company is subject to legal proceedings and claims which arise in the ordinary course of its business, including, for example, claims relating to product liability, workplace injuries, intellectual property rights, and employment matters. For example, a worker, who was directly employed by the Company’s third party labor contracting firm at the Company’s Grand Prairie, Texas warehouse has filed a negligence claim in the Superior Court of the State of California, Los Angeles Count y, Central District relating to a workplace injury from March 2021. In July 2024, the Court granted the Company’s motion for summary judgment. Appeals could be filed by the plaintiff and the Company intends to continue to defend itself vigorously, although there can be no assurance that there will not be some liability. As of the date hereof, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flow of the Company. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations.

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

Note 9 – Employee Retirement Plan and Deferred Compensation Plan

Effective February 17, 2006, the Company adopted a 401(k) defined contribution retirement plan covering all full time employees who have completed one month of service. The Company may, at its sole discretion, match fifty cents per dollar up to 6% of each participating employee’s salary. The Company’s contributions vest in annual installments over three years. Discretionary contributions made by the Company totaled $518 and $981 for fiscal years 2025 and 2024, respectively.

Note 10 – Product Information

As described in detail under “Note 1 – Summary of Significant Accounting Policies and Nature of Operations”, the Company’s products consist of replacement parts serving the wear and tear and body repair market, hard parts to serve the maintenance and repair market, and other parts and accessories. The Company sells its products primarily in the United States. The following table summarizes the approximate distribution of the Company’s revenue by product type.

	Fiscal Year Ended
	January 3, 2026	December 28, 2024
House Brands
Replacement Parts	63%	63%
Hard Parts	18%	19%
Other	1%	1%

Branded
Replacement Parts	2%	2%
Hard Parts	15%	14%
Other	1%	1%

Total	100%	100%

Note 11 – Segment Information

The Company operates as a single reportable segment (referred to as “segment” herein), engaged in the distribution and selling of aftermarket auto part products (SKUs) to customers through the flagship website, www.carparts.com, mobile app, online marketplaces and its wholesale platform. No individual operating segments were identified by the Company.

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

The CODM is regularly provided with significant segment expenses. The following table summarizes the Company’s segment net sales, significant segment expenses, and segment loss:

	Fiscal Year Ended
	January 3, 2026	December 28, 2024
Net sales	$547,525	$588,846
Product COGS	264,720	279,100
Freight and fuel surcharge expense	103,456	113,007
Advertising expense	81,332	81,860
Employee payroll expense	72,965	79,136
Rent and facilities expense	13,633	15,493
Depreciation and amortization	20,621	18,975
Stock compensation expense	8,108	11,985
Impairment of long-lived assets	3,690	—
Other segment items(1)	28,629	30,192
Interest expense (income), net	814	(301)
Net loss	$(50,443)	$(40,601)

(1)	Other segment items primarily includes technology expense, general and administrative expense, fulfillment expense and marketing expense.

Note 12 – Subsequent Events

Philippines Subsidiary

On January 27, 2026, the Company sold 100% of the issued and outstanding shares of its Philippines subsidiary to a third party. The third party will integrate the subsidiary into their organization, and the Company will still utilize the teams across customer service, back office, finance and accounting, marketing and technology.

Corporate Headquarters

On February 12, 2026, the Torrance office lease expired. The Company plans to move into their new corporate headquarters location in Long Beach, California, in March 2026. The sublease agreement for the Long Beach headquarters contains a sixty-month lease term. In addition, the Company is obligated to pay approximately $46 in monthly base rent, which shall increase by 3% each year beginning on the second-year anniversary of the lease term.

IEEPA Tariffs

On February 20, 2026, the U.S. Supreme Court issued a ruling relating to tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the ruling, U.S. Customs and Border Protection and other federal agencies issued or may issue additional guidance and take actions affecting the assessment, collection, refund, and/or protest of certain tariffs.

The Company is evaluating the impact of these developments on previously paid tariffs and related matters, including the potential for refunds or other recovery. At this time, the Company cannot reasonably estimate the amount or timing of any recovery, if any, or the ultimate consolidated financial statements’ impact of these developments. Accordingly, no amounts have been recognized in the accompanying consolidated financial statements related to any potential recovery.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 5, 2026	CARPARTS.COM, INC.

	By:	/s/ David Meniane
David Meniane
Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned officers and directors of CarParts.com, Inc., do hereby constitute and appoint David Meniane and Mark DiSiena, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ David Meniane	Chief Executive Officer and Director	March 5, 2026
David Meniane	(principal executive officer)
/s/ Mark DiSiena	Interim Chief Financial Officer	March 5, 2026
Mark DiSiena	(principal financial and accounting officer)
/s/ Warren B. Phelps III	Chairman of the Board	March 5, 2026
Warren B. Phelps III
/s/ Jay K. Greyson	Director	March 5, 2026
Jay K. Greyson
/s/ Lisa Costa	Director	March 5, 2026
Lisa Costa
/s/ Nanxi Liu	Director	March 5, 2026
Nanxi Liu
/s/ Ana Dutra	Director	March 5, 2026
Ana Dutra

50