Form 10-Q
period 2026-04-04
CarParts.com, Inc.
filed 2026-05-08
CIK 1378950

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2026

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

As of April 30, 2026, the registrant had 80,578,054 shares of common stock outstanding, $0.001 par value.

CARPARTS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THIRTEEN WEEKS ENDED APRIL 4, 2026

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, In Thousands, Except Par Value Data)

	April 4,	January 3,
	2026	2026
ASSETS
Current assets:
Cash and cash equivalents	$37,856	$25,821
Accounts receivable, net	8,333	7,061
Inventory, net	91,042	95,180
Other current assets	7,327	6,996
Total current assets	144,558	135,058
Property and equipment, net	18,523	20,191
Right-of-use - assets - operating leases, net	17,672	18,586
Right-of-use - assets - finance leases, net	6,536	7,233
Other non-current assets	4,273	3,788
Total assets	$191,562	$184,856
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$46,378	$44,884
Accrued expenses	28,227	24,642
Right-of-use - obligation - operating, current	4,716	4,858
Right-of-use - obligation - finance, current	2,594	2,767
Other current liabilities	4,516	4,090
Total current liabilities	86,431	81,241
Convertible notes payable	25,288	25,161
Right-of-use - obligation - operating, non-current	14,699	15,771
Right-of-use - obligation - finance, non-current	5,530	6,082
Other non-current liabilities	7	3,125
Total liabilities	131,955	131,380
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 80,478 and 70,048 shares issued and outstanding as of April 4, 2026 and January 3, 2026 (of which 3,786 are treasury stock)	75	65
Treasury stock	(11,912)	(11,912)
Additional paid-in capital	353,402	344,118
Accumulated other comprehensive income	0	1,223
Accumulated deficit	(281,958)	(280,018)
Total stockholders’ equity	59,607	53,476
Total liabilities and stockholders' equity	$191,562	$184,856

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended
	April 4,	March 29,
	2026	2025
Net sales	$131,961	$147,378
Cost of sales (1)	89,019	100,031
Gross profit	42,942	47,347
Operating expense	45,995	62,493
Loss from operations	(3,053)	(15,146)
Other income (expense):
Other income, net	157	260
Interest expense	(435)	(257)
Total other (expense) income, net	(278)	3
Loss before income taxes	(3,331)	(15,143)
Income tax (benefit) provision	(1,391)	140
Net loss	(1,940)	(15,283)
Net loss per share:
Basic and diluted net loss per share	$(0.03)	$(0.27)
Weighted-average common shares outstanding:
Shares used in computation of basic and diluted net loss per share	68,554	57,343
(1)	Excludes depreciation and amortization expense which is included in operating expense.

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, In Thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance, December 28, 2024	57,454	$61	$325,546	$(11,912)	$1,055	$(229,575)	$85,175
Net loss	—	—	—	—	—	(15,283)	(15,283)
Issuance of shares in connection with restricted stock units vesting	715	1	(396)	—	—	—	(395)
Issuance of shares in connection with BOD fees	11	—	11	—	—	—	11
Officers and directors stock purchase plan	1	—	—	—	—	—	—
Issuance of shares in connection with ESPP	114	—	96	—	—	—	96
Share-based compensation	—	—	3,166	—	—	—	3,166
Balance, March 29,2025	58,295	$62	$328,423	$(11,912)	$1,055	$(244,858)	$72,770

Balance, January 3, 2026	70,048	$65	$344,118	$(11,912)	$1,223	$(280,018)	$53,476
Net loss	—	—	—	—	—	(1,940)	(1,940)
Issuance of shares in connection with restricted stock units vesting	409	—	(77)	—	—	—	(77)
Issuance of shares in connection with BOD fees	21	—	12	—	—	—	12
Issuance of shares in connection with equity purchase agreement	10,000	10	7,990	—	—	—	8,000
Issuance costs in connection with equity purchase agreement	—	—	(36)	—	—	—	(36)
Share-based compensation	—	—	1,395	—	—	—	1,395
Deconsolidation from the sale of subsidiary	—	—	—	—	(1,223)	—	(1,223)
Balance, April 4,2026	80,478	$75	$353,402	$(11,912)	$—	$(281,958)	$59,607

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, In Thousands)

	Thirteen Weeks Ended
	April 4,	March 29,
	2026	2025
Operating activities
Net loss	$(1,940)	$(15,283)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	4,265	5,482
Amortization of intangible assets	8	13
Noncash interest expense	127	—
Share-based compensation expense	1,656	2,872
Stock awards issued for non-employee director service	12	11
Gain on sale of subsidiary	(2,292)	—
Amortization of deferred financing costs	122	16
Changes in operating assets and liabilities:
Accounts receivable	(1,271)	(4,112)
Inventory	4,138	(3,853)
Other current assets	(582)	(269)
Other non-current assets	(904)	35
Accounts payable and accrued expenses	5,102	19,975
Other current liabilities	425	488
Right-of-use obligation - operating leases - current	364	189
Right-of-use obligation - operating leases - long-term	(541)	(186)
Other non-current liabilities	(1,428)	124
Net cash provided by operating activities	7,261	5,505
Investing activities
Additions to property and equipment	(2,099)	(2,116)
Proceeds from sale of subsidiary	300	—
Net cash used in investing activities	(1,799)	(2,116)
Financing activities
Borrowings from revolving loan payable	73	68
Payments made on revolving loan payable	(73)	(68)
Payments on finance leases	(720)	(954)
Net proceeds from issuance of common stock for ESPP	—	96
Proceeds from issuance of common stock	8,000	—
Payment of issuance costs - common stock	(36)	—
Statutory tax withholding payment for share-based compensation	(77)	(396)
Net cash provided by (used in) financing activities	7,167	(1,254)
Effect of exchange rate changes on cash	(594)	—
Net change in cash and cash equivalents	12,035	2,135
Cash and cash equivalents, beginning of period	25,821	36,397
Cash and cash equivalents, end of period	$37,856	$38,532
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use operating asset acquired	$2,407	$—
Accrued asset purchases	$435	$526
Share-based compensation expense capitalized in property and equipment	$93	$294
Supplemental disclosure of cash flow information:
Cash received during the period for income taxes	$8	$—
Cash paid during the period for interest	$—	$256
Cash received during the period for interest	$156	$259

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In Thousands, Except Per Share Data)

Note 1 – Basis of Presentation and Description of Company

CarParts.com, Inc. (including its subsidiaries) is a leading online provider of aftermarket auto parts and accessories. The Company sells its products primarily to individual consumers through its flagship website located at www.carparts.com, our mobile app, online marketplaces and offline to professional installers and wholesale customers through its wholesale platform. Our corporate website is also located at www.carparts.com/investor. References to the “Company,” “we,” “us,” or “our” refer to CarParts.com, Inc. and its consolidated subsidiaries.

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

The Company is a Delaware C corporation and is headquartered in Long Beach, California. The Company has employees located in the United States.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of April 4, 2026 and the consolidated results of operations and cash flows for the thirteen weeks ended April 4, 2026 and March 29, 2025. The Company’s results for the interim periods are not necessarily indicative of the results that may be expected for any other interim period, or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 3, 2026, which was filed with the SEC on March 5, 2026 and all our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2025 fiscal year, and throughout the date of this report.

Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months.

Sale of Subsidiary

On January 27, 2026, the Company sold 100% of the issued and outstanding shares of its Philippines subsidiary to a third party. The third party integrated the subsidiary into their organization, and the Company still utilizes the teams across customer service, back office, finance and accounting, marketing and technology. As a result of the sale, on January 27, 2026, the Philippines subsidiary was deconsolidated from our consolidated financial statements and a $2,292 gain on sale of subsidiary was recorded in operating expense in the consolidated statements of operations in the thirteen weeks ended April 4, 2026.

Assets and Liabilities Held for Sale

In December 2025, the Company committed to a plan to sell its Philippines subsidiary, which met the criteria for held for sale under ASC 360, and thus the disposal group was measured at the lower of the carrying amount or fair value less costs to sell as of January 3, 2026. The disposal group did not qualify as a discontinued operation under ASC 205, as it did not represent a strategic shift that would have a major effect on our operations or financial results. As of January 3, 2026, the Philippines subsidiary’s total assets and total liabilities classified as held for sale, as measured at their carry values, were $3,434 and $3,884, respectively.

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

Note 2 – Borrowings

Convertible Notes Payable

On September 8, 2025, the Company entered into a purchase agreement (“Purchase Agreement”) with certain investors, pursuant to which the Company issued convertible notes (the “Convertible Notes”) with an aggregate principal amount of $25,000 and issued and sold $10,733 in gross proceeds of common stock (see “Note 3 - Stockholders’ Equity and Share-Based Compensation”). The Convertible Notes accrue interest quarterly at a rate of two percent (2%) per annum, payable in kind. The maturity date is September 10, 2028. The outstanding Convertible Notes principal balance, plus any unpaid and accrued interest, is convertible at the option of the investors into shares of common stock of the Company at the maturity date, at a conversion price of $1.20 per share (“Conversion Price”). As of April 4, 2026 and January 3, 2026, the Convertible Notes payable balance was $25,288 and $25,161, respectively.

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

Credit Facility

The Company maintains an asset-based revolving credit facility that provides for, among other things, a revolving commitment, which is subject to a borrowing base derived from certain receivables, inventory, and property and equipment. On September 8, 2025, the Company and JPMorgan Chase Bank entered into the First Amendment to the Amended and Restated Credit Agreement and the First Amendment to the Amended and Restated Pledge and Security Agreement (together, the “First Amendment”), which amends the Company’s existing Amended and Restated Credit Agreement, dated as of June 17, 2022 (as amended, the “Amended Credit Agreement”). The First Amendment provides for the revolving commitment in an aggregate principal amount of $25,000 (formerly $75,000), a sublimit of $2,500 for the issuance of letters of credit and allows for an uncommitted ability to increase the revolving commitment by an additional $125,000, subject to certain terms and conditions (collectively, the “Amended Credit Facility”). The Amended Credit Facility matures on September 8, 2026.

As of April 4, 2026 and January 3, 2026, our outstanding revolving loan balance was $0 and $0, respectively. As of April 4, 2026 and January 3, 2026, the outstanding standby letters of credit balance was $680 and $680, respectively, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheets.

Loans drawn under the Amended Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) Adjusted Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 3.00% per annum, or (b) an “alternate prime base rate” plus an applicable margin of 1.50% per annum. As of April 4, 2026, the Company’s SOFR based interest rate was 6.76% and the Company’s prime based rate was 8.25%. A commitment fee, based upon unused availability under the Amended Credit Facility bearing interest at a rate of 0.50% per annum, is payable monthly. The Covenant Testing Trigger Period (as defined under the Amended Credit Agreement) means the period commencing on any day that excess availability is less than $5,000 for three consecutive business days and will continue until excess availability has been greater than, or equal to, $5,000 at all times for 45 consecutive days. In addition, upon the occurrence of a Covenant Testing Trigger Period, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, continuing until excess availability has been greater than or equal to $5,000 for 45 consecutive days.

Note 3 – Stockholders’ Equity and Share-Based Compensation

Common Stock Issuance

On March 21, 2026, the Company entered into a Purchase Agreement with certain investors. The Company issued and sold an aggregate of 10,000,000 shares of common stock, par value $0.001 per share, at a purchase price of $0.80 per share, resulting in gross proceeds of $8,000.

On September 8, 2025, the Company entered into a Purchase Agreement with certain investors. The Company issued and sold an aggregate of 10,319,727 shares of common stock, par value $0.001 per share, at a purchase price of $1.04 per share, resulting in gross proceeds of $10,733.

Options and Restricted Stock Units

The Company had the following common stock option activity during the thirteen weeks ended April 4, 2026:

●	Granted options to purchase 0 common shares.
●	Exercise of 0 options to purchase common shares.
●	Forfeiture of 0 options to purchase common shares.
●	Expiration of 356 options to purchase common shares.

The following table summarizes the Company’s restricted stock unit ("RSU") and restricted stock award (“RSA”) activity for the thirteen weeks ended April 4, 2026, and details regarding the awards outstanding and exercisable as of April 4, 2026 (in thousands):

		Weighted Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value
Vested and expected to vest as of January 3, 2026	5,698
Awarded	2,034
Vested	(559)
Forfeited	(392)
Awards outstanding, April 4, 2026	6,781	$1.43	$5,521
Vested and expected to vest as of April 4, 2026	6,781	$1.43	$5,521

During the thirteen weeks ended April 4, 2026, 559 RSUs and RSAs that vested were time-based.

For the thirteen weeks ended April 4, 2026, we recorded compensation costs related to stock options, RSUs and RSAs of $1,749. For the thirteen weeks ended March 29, 2025, we recorded compensation costs related to stock options, RSUs and RSAs of $3,166. As of April 4, 2026, there was unrecognized compensation expense related to stock options, RSUs and RSAs of $5,960 that will be expensed through March 2030.

Note 4 – Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Thirteen Weeks Ended
	April 4, 2026	March 29, 2025
Net loss per share:
Numerator:
Net loss allocable to common shares	$(1,940)	$(15,283)
Denominator:
Weighted-average common shares outstanding (basic and diluted)	68,554	57,343
Basic and diluted net loss per share	$(0.03)	$(0.27)

For the thirteen weeks ended April 4, 2026 and March 29, 2025, all outstanding potentially dilutive securities, including the Convertible Notes, have been excluded from the calculation of diluted net loss per share as the effect of including such securities and Convertible Notes would have been anti-dilutive.

Note 5 – Income Taxes

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2021-2025 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2022-2025 remain open.

For the thirteen weeks ended April 4, 2026, the effective tax rate for the Company was 41.8%. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, the write-off of an accrued withholding tax associated with the disposition of the Philippines entity, and a change in the valuation allowance that offset the tax on the current period pre-tax loss.

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

The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the thirteen weeks ended April 4, 2026, there was no material change from fiscal year ended January 3, 2026 in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

Note 6 – Commitments and Contingencies

Leases

On February 12, 2026, the Torrance office lease expired. The Company entered into a sublease agreement for a new corporate office headquarters in Long Beach, California. This sublease commenced on March 1, 2026 with a sixty-month lease term set to expire in February of 2031. The Company is obligated to pay approximately $46 in monthly base rent, which shall increase by 3% each year beginning on the second-year anniversary of the lease term. In accordance with ASU 842 – Leases (“ASC 842”), the Company recorded $2,391 in Right-of-use assets – operating, non-current, and $2,020 in Right-of-use obligation – operating, non-current, with $371 recorded in Right-of-use obligation – operating, current, on the consolidated balance sheet at the commencement of the lease.

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

IEEPA Tariffs. On February 20, 2026, the U.S. Supreme Court issued a ruling relating to tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the ruling, U.S. Customs and Border Protection and other federal agencies issued or may issue additional guidance and take actions affecting the assessment, collection, refund, and/or protest of certain tariffs. The Company is evaluating the impact of these ongoing developments on previously paid tariffs and related matters, including the potential for refunds or other recovery. At this time, the Company cannot reasonably estimate the amount or timing of any recovery, if any, or the ultimate consolidated financial statements’ impact of these developments. Accordingly, no amounts have been recognized in the accompanying consolidated financial statements related to any potential recovery.

Note 7 – Product Information

As described in Note 1 above, the Company’s products consist of replacement parts serving the wear and tear and body repair market, hard parts to serve the maintenance and repair market, and other parts and accessories. The following table summarizes the approximate distribution of the Company’s revenue by product type.

	Thirteen Weeks Ended
	April 4, 2026	March 29, 2025
House Brands
Replacement Parts	65%	63%
Hard Parts	15%	19%
Other	1%	1%

Branded
Replacement Parts	2%	2%
Hard Parts	16%	14%
Other	1%	1%

Total	100%	100%

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

The CODM is regularly provided with significant segment expenses. The following table summarizes the Company’s segment net sales, significant segment expenses, and segment loss:

	Thirteen Weeks Ended
	April 4, 2026	March 29, 2025
Net sales	$131,961	$147,378
Product COGS	64,783	71,425
Freight and fuel surcharge expense	24,236	28,606
Advertising expense	17,617	23,880
Employee payroll expense	14,285	19,282
Rent and facilities expense	3,539	3,435
Depreciation and amortization	4,265	5,482
Stock compensation expense	1,656	2,872
Other segment items(1)	3,241	7,682
Interest expense (income), net	279	(3)
Net loss	$(1,940)	$(15,283)
(1)	Other segment items primarily includes technology expense, general and administrative expense, fulfillment expense, marketing expense and the gain on sale of subsidiary.

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

Overview

We are a leading online provider of aftermarket auto parts, including replacement parts, hard parts, and performance parts and accessories. We principally sell our products to individual consumers through our flagship website at www.carparts.com, our mobile app, and online marketplaces. Our proprietary product database maps our SKUs to product applications based on vehicle makes, models and years. Our corporate website is located at www.carparts.com/investor. The inclusion of our website addresses in this report does not include or incorporate by reference into this report any information on our websites.

With over 30 years of operating history, CarParts.com serves as a one-stop destination for vehicle repair, upgrade, and maintenance needs, delivering a seamless digital shopping experience guided by our mission of “Empowering Drivers Along Their Journey.”

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

In tandem, we have refined our eCommerce experience and segmentation strategy to prioritize direct customer relationships and long-term engagement. In 2025, we launched the JC Whitney Performance Hub, featuring branded performance and upgrade products. We are also expanding our assortment in the European vehicle segment, having launched the CarParts Euro hub in early 2025. These strategic initiatives are intended to strengthen brand loyalty and increase customer lifetime value, while positioning CarParts.com as a trusted destination for automotive parts and maintenance support.

Industry-wide trends that support our strategy and future growth include:

1.Number of SKUs required to serve the market. The number of automotive SKUs has grown dramatically over the last several years. In today’s market, unless the consumer is driving a high volume produced vehicle and needs a simple maintenance item, the part they need is not typically on the shelf at a brick-and-mortar store. We believe our user-friendly flagship website and mobile app provides customers with a favorable alternative to the brick-and-mortar shopping experience by offering a comprehensive selection of approximately 1,869,000 SKUs with detailed product descriptions, attributes and photographs combined with the flexibility of fulfilling orders using both drop-ship and stock-and-ship methods.
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

Factors Affecting our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed in Part II, Item IA, of this report, and in Part I, Item IA, in our Annual Report on Form 10-K for the fiscal year ended January 3, 2026.

Executive Summary

For the first quarter of 2026, the Company generated net sales of $131,961, compared with $147,378 for the first quarter of 2025, representing a decrease of 10.5%. The Company incurred a net loss of $1,940 for the first quarter of 2026 compared to a net loss of $15,283 for the first quarter of 2025. The Company’s net loss before interest expense (income), net, income tax (benefit) provision, depreciation and amortization expense, amortization of intangible assets, plus share-based compensation expense, gain on sale of subsidiary and strategic alternatives exploration costs (“Adjusted EBITDA”) of $585 in the first quarter of 2026 compared to $(6,229) in the first quarter of 2025. Adjusted EBITDA is not a Generally Accepted Accounting Principle (“GAAP”) measure. See the section below titled “Non-GAAP measures” for information regarding our use of Adjusted EBTIDA and a reconciliation from net loss.

Net sales decreased by 10.5% to $131,961 in the first quarter of 2026 compared to the first quarter of 2025. The decrease in net sales was primarily driven by the Company’s efforts to increase profitability by rationalizing marketing spend. Gross profit decreased by 9.3% to $42,943 and gross margin increased 40 basis points to 32.5% compared to 32.1% in the first quarter of 2025. The increase in gross margin was primarily driven by product mix and favorable freight costs.

Total expenses, which primarily consisted of cost of sales and operating expense, decreased in the first quarter of 2026 compared to the same period in 2025. The changes in both cost of sales and operating expense are described in further detail under — “Results of Operations” below.

Non-GAAP measures

Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the Exchange Act, define and prescribe the conditions for use of certain non-GAAP financial information. We provide EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. EBITDA consists of net loss before interest expense (income), net; income tax (benefit) provision; depreciation and amortization expense; amortization of intangible assets; while Adjusted EBITDA consists of EBITDA before share-based compensation expense, gain on sale of subsidiary and strategic alternatives exploration costs.

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

Management uses Adjusted EBITDA as one measure of our operating performance because it assists in comparing our operating performance on a consistent basis by removing the impact of share-based compensation expense as well as other items that we do not believe are representative of our ongoing operating performance. Internally, this non-GAAP measure is also used by management for planning purposes, including the preparation of internal budgets; for allocating resources to enhance financial performance; and for evaluating the effectiveness of operational strategies. We also believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate the ongoing operations of companies in our industry.

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

The table below reconciles net loss to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended
	April 4, 2026	March 29, 2025
Net loss	$(1,940)	$(15,283)
Depreciation & amortization	4,265	5,482
Amortization of intangible assets	8	13
Interest expense (income), net	279	(3)
Income tax (benefit) provision	(1,391)	140
EBITDA	$1,221	$(9,651)
Stock compensation expense	$1,656	$2,872
Gain on sale of subsidiary(1)	(2,292)	—
Strategic alternatives exploration costs(2)	—	550
Adjusted EBITDA	$585	$(6,229)
(1)	On January 27, 2026, the Philippines subsidiary was deconsolidated from our consolidated financial statements and a gain on sale of subsidiary was recorded in operating expense in the consolidated statements of operations.
(2)	We incurred certain costs, primarily legal and advisor costs, attributable to our exploration of strategic alternatives during 2025.

Results of Operations

The following table sets forth selected statements of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended
	April 4, 2026	March 29, 2025
Net sales	100.0%	100.0%
Cost of sales	67.5	67.9
Gross profit	32.5	32.1
Operating expense	34.9	42.4
Loss from operations	(2.4)	(10.3)
Other income (expense):
Other income, net	0.1	0.2
Interest expense	(0.3)	(0.2)
Total other (expense) income, net	(0.2)	—
Loss before income taxes	(2.6)	(10.3)
Income tax (benefit) provision	(1.1)	0.1
Net loss	(1.5)%	(10.4)%

Thirteen Weeks Ended April 4, 2026 Compared to the Thirteen Weeks Ended March 29, 2025

Net Sales and Gross Margin

	Thirteen Weeks Ended
	April 4, 2026	March 29, 2025

	(in thousands)
Net sales	$131,961	$147,378
Cost of sales	89,019	100,031
Gross profit	$42,942	$47,347
Gross margin	32.5%	32.1

Net sales decreased $15,417, or 10.5%, for the first quarter of 2026 compared to the same period in 2025. The net sales decrease for the first quarter of 2026 was primarily driven by the Company’s efforts to increase profitability by rationalizing marketing spend.

Gross profit decreased $4,405, or 9.3%, for the first quarter of 2026 compared to the same period in 2025. Gross margin increased 40 basis points to 32.5% in the first quarter of 2026 compared to 32.1% in the first quarter of 2025. The increase in gross margin was primarily driven by product mix and favorable freight costs.

Operating Expense

	Thirteen Weeks Ended
	April 4, 2026	March 29, 2025

	(in thousands)
Operating expense	$45,995	$62,493
Percent of net sales	34.9%	42.4

Operating expense decreased $16,498, or 26.4%, for the first quarter of 2026 compared to the same period in 2025. The decrease in operating expense was primarily attributable to favorable marketing spend, favorable payroll costs due to headcount reductions and the gain on sale of the Philippines subsidiary in January 2026.

Total Other (Expense) Income, Net

	Thirteen Weeks Ended
	April 4, 2026	March 29, 2025

	(in thousands)
Total other (expense) income, net	$(278)	$3
Percent of net sales	(0.2)%	0.0%

Total other (expense) income, net, decreased $283, or 9,433.3%, for the first quarter of 2026 compared to the same period in 2025. The increase was primarily driven by interest expense from the Convertible Notes that were issued by the Company in September 2025.

Income Tax (Benefit) Provision

	Thirteen Weeks Ended
	April 4, 2026	March 29, 2025

	(in thousands)
Income tax (benefit) provision	$(1,391)	$140
Percent of net sales	(1.1)%	0.1%

For the thirteen weeks ended April 4, 2026, the effective tax rate for the Company was 41.7%. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, the write-off of an accrued withholding tax associated with the disposition of the Philippines entity, and a change in the valuation allowance that offset the tax of the current period pre-tax loss.

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

The Company accounts for income taxes in accordance with ASC Topic 740 – Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the thirteen weeks ended April 4, 2026, there was no material change from fiscal year ended January 3, 2026 in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

Foreign Currency

The impact of foreign currency is mainly related to sales of our products in Canada and was not material to our operations. On January 27, 2026, we sold 100% of the issued and outstanding shares of our Philippines subsidiary to a third party. As a result, the Philippines subsidiary was deconsolidated from our consolidated financial statements.

Liquidity and Capital Resources

Sources of Liquidity

During the thirteen weeks ended April 4, 2026, we primarily funded our operations with cash and cash equivalents generated from operations, borrowings from our revolving loan, and issuance of common stock for $8,000 of gross proceeds (see “Note 3 - Stockholders’ Equity and Share-Based Compensation”). As of April 4, 2026 and January 3, 2026, our outstanding revolving loan balance under our Amended Credit Facility was $0 and $0, respectively. We had cash and cash equivalents of $37,856 as of April 4, 2026, representing a $12,035 increase from $25,821 of cash as of January 3, 2026. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our Amended Credit Facility will be sufficient to finance our operations through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).

Working Capital

As of April 4, 2026 and January 3, 2026, our working capital was $58,127 and $53,817, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the thirteen weeks ended April 4, 2026 and March 29, 2025 (in thousands):

	Thirteen Weeks Ended
	April 4, 2026	March 29, 2025
Net cash provided by operating activities	$7,261	$5,505
Net cash used in investing activities	(1,799)	(2,116)
Net cash provided by (used in) financing activities	7,167	(1,254)
Effect of exchange rate changes on cash	(594)	—
Net change in cash and cash equivalents	$12,035	$2,135

Operating Activities

Net cash provided by operating activities for the thirteen weeks ended April 4, 2026 and March 29, 2025 was $7,261 and $5,505, respectively. The increase was primarily driven by a lower net loss in the thirteen weeks ended April 4, 2026, partially offset by lower net cash inflow from the change in working capital.

Investing Activities

For the thirteen weeks ended April 4, 2026, net cash used in investing activities was primarily the result of additions to property and equipment of $2,099, which are mainly related to capitalized website and software development costs. For the thirteen weeks ended March 29, 2025, net cash used in investing activities was primarily the result of additions to property and equipment of $2,116, which are mainly related to capitalized website and software development costs.

Financing Activities

Net cash provided by financing activities was $7,167 for the thirteen weeks ended April 4, 2026, primarily due to $8,000 of gross proceeds from the issuance of common stock, partially offset by $720 of payments on finance leases. Net cash used in financing activities was $1,254 for the thirteen weeks ended March 29, 2025, primarily due to $954 of payments on finance leases.

Debt and Available Borrowing Resources

Total debt was $33,412 as of April 4, 2026 compared to $34,010 as of January 3, 2026 and primarily consists of Convertible Notes payable and right-of-use obligations – finance.

Convertible Notes Payable

On September 8, 2025, the Company entered into a Purchase Agreement with certain investors, pursuant to which the Company issued Convertible Notes with an aggregate principal amount of $25,000. The Convertible Notes accrue interest quarterly at a rate of two percent (2%) per annum, payable in kind. The maturity date is September 10, 2028. The outstanding Convertible Notes principal balance, plus any unpaid and accrued interest, is convertible at the option of the investors into shares of common stock of the Company at the maturity date, at a Conversion Price of $1.20 per share. As of April 4, 2026 and January 3, 2026, the Convertible Notes payable balance was $25,288 and $25,161, respectively.

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

As of April 4, 2026 and January 3, 2026, our outstanding revolving loan balance was $0 and $0, respectively. As of April 4, 2026 and January 3, 2026, the outstanding standby letters of credit balance was $680 and $680, respectively, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheets.

Loans drawn under the Amended Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (a) Adjusted Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 3.00% per annum, or (b) an “alternate prime base rate” plus an applicable margin of 1.50% per annum. As of April 4, 2026, the Company’s SOFR based interest rate was 6.76% and the Company’s prime based rate was 8.25%. A commitment fee, based upon unused availability under the Amended Credit Facility bearing interest at a rate of 0.50% per annum, is payable monthly. The Covenant Testing Trigger Period (as defined under the Amended Credit Agreement) means the period commencing on any day that excess availability is less than $5,000 for three consecutive business days and will continue until excess availability has been greater than, or equal to, $5,000 at all times for 45 consecutive days. In addition, upon the occurrence of a Covenant Testing Trigger Period, the Company shall be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, continuing until excess availability has been greater than or equal to $5,000 for 45 consecutive days.

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

Critical Accounting Policies and Estimates

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, costs and expenses, as well as the disclosure of contingent assets and liabilities and other related disclosures. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, uncollectible receivables, inventory, valuation of deferred tax assets and liabilities, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and we include any revisions to our estimates in our results for the period in which the actual amounts become known.

There were no significant changes to our critical accounting policies during the thirteen weeks ended April 4, 2026. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations (for further detail, refer to our Annual Report on Form 10-K that we filed with the SEC on March 5, 2026):

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

Interest Rate Risk

We are subject to interest rate risk in connection with our revolving loan under our Amended Credit Facility, which bears an interest rate based on a SOFR, plus an applicable margin, and a prime based rate. As of April 4, 2026, we had a balance of $0 outstanding under our revolving loan. A hypothetical 100 basis point change in interest rates would not materially affect our interest expense and cash flows. The Convertible Notes accrue interest quarterly at a fixed rate of two percent (2%) per annum, payable in kind. Therefore, minimal interest rate risk exists for the Convertible Notes.

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

Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Risk Factors Summary

Our business and industry are subject to a number of risks that could adversely affect our business, financial condition and operating results. These risks are discussed in more detail below and include, but are not limited to, risks related to the following:

Risks Related To Our Operations

●	We are dependent upon relationships with suppliers in Taiwan and China for the majority of our products.
●	We depend on third-party delivery services, both inbound and outbound, to deliver our products to our distribution centers and customers, and any increases in the fees could adversely affect our financial condition.
●	Higher wage costs due to changes in federal and state minimum wage laws could adversely affect our business.
●	If commodity prices such as fuel, plastic and steel increase, our margins may be negatively impacted.
●	Purchasers of aftermarket auto parts may not choose to shop online.
●	Shifting online consumer behavior of purchasers of aftermarket auto parts.
●	If hosts of third-party marketplaces limit our access, we could lose a substantial portion of our revenues.
●	During the first quarter of 2026, we recorded a net loss, and it is possible that net losses could continue in the future.
●	Our operations are restricted by our Amended Credit Agreement, and our ability to borrow funds under our Amended Credit Facility is subject to a borrowing base.
●	We have recorded impairment of our long-lived assets, and may be required to record additional charges if our long-lived assets become further impaired in the future. We are highly dependent upon key suppliers.
●	If our fulfillment operations are interrupted for any significant period of time, our sales could decline.
●	We face intense competition and operate in an industry with limited barriers to entry.
●	Failure to offer a broad selection of products at competitive prices or to maintain sufficient inventory.
●	We rely on key personnel and may need additional personnel for the success and growth of our business.
●	In the future, our business could be adversely affected by the effects from a prolonged COVID-19 outbreak or another pandemic.
●	As a result of our international operations, we have foreign exchange risk.
●	Our product catalog database could be stolen, misappropriated or damaged, or a competitor might create a substantially similar catalog without infringing our rights.
●	Economic conditions have had, and may continue to have, an adverse effect on the demand for aftermarket auto parts and could adversely affect our sales and operating results.
●	The seasonality of our business places increased strain on our operations.
●	Vehicle miles driven have fluctuated and may decrease.
●	We may be required to collect and pay more sales taxes, and possibly for other fees and penalties.
●	Our ability to use net operating loss carryforwards to offset future income may be limited.
●	Our estimate of the size of our addressable market may prove to be inaccurate.

Regulatory And Litigation Risks

●	Tariffs and other restrictions imposed by the United States government.
●	We face exposure to product liability lawsuits.
●	Failure to comply with privacy laws and regulations and failure to adequately protect customer data.
●	The regulatory framework is constantly evolving, and privacy concerns could adversely affect our business.

●	Challenges by original equipment manufacturers (“OEMs”) to the validity of the auto parts industry and claims of intellectual property infringement.
●	Inability to protect our intellectual property rights.
●	We could incur substantial judgments, fines, legal fees and other costs relating to litigation matters or certain laws and governmental regulations.
●	Changes in tax laws or regulations that are applied adversely to us or our customers.
●	Existing or future government regulation could expose us to liabilities and costly changes in our business.
●	We may be affected by global climate change or by legal, regulatory, or market responses to such change.
●	Potential impact from future regulation related to environmental, social and governance (“ESG”) matters.

Risks Related To Our Use Of Technology

●	Artificial intelligence presents risk and challenges that could adversely impact our business.
●	We depend on search engines and other online sources to attract visitors to our websites and marketplace channels, and the ability to attract and convert them into customers in a cost-effective manner.
●	We rely on bandwidth and data center providers, and any failure or interruption in the services provided could disrupt our business and cause us to lose customers.
●	Security threats, such as ransomware attacks, to our IT infrastructure could expose us to liability, business interruption and significant damages, and may damage our reputation and business.
●	Dependence on open-source software could expose us to uncertainty and potential liability.
●	System failures could prevent access to our websites which could reduce our net sales and harm our reputation.
●	Problems with the design, updating, integration or implementation of our IT systems could interfere with our business and operations.
●	Inability to respond to technological change causing our websites to become obsolete.
●	Our business depends on third-party technology infrastructure providers, and any disruption in their services could materially harm our business, financial condition, and results of operations.
●	Use of social media may adversely impact our reputation or subject us to fines or other penalties.

Risks Related To Our Capital Stock

●	Our common stock price may continue to be volatile, which may result in losses to our stockholders.
●	Our future operating results may fluctuate and may fail to meet market expectations.
●	Conversion of the Convertible Notes would dilute the ownership interest of existing stockholders and may adversely affect the price of our common stock.
●	If we are not able to issue shares upon conversion of the Convertible Notes, we will be required to pay cash.
●	Failure to maintain an effective system of internal control over financial reporting or comply with Section 404 of the Sarbanes-Oxley Act of 2002 could cause our stock price to decline.
●	Our charter documents could deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.
●	We do not intend to pay dividends on our common stock.
●	We cannot guarantee that our share repurchase program will enhance shareholder value and share repurchases could affect the price of our common stock.

●	Future capital raises may dilute our existing stockholders’ ownership.
●	We are required to meet the Nasdaq Capital Market’s continued listing requirements.

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

In addition, because many of our suppliers are outside of the United States, additional factors could interrupt our relationships or affect our ability to acquire the necessary products on acceptable terms, including:

●	political, social and economic instability, social unrest, and the risk of war or other international incidents in Asia, Europe, or abroad, including, but not limited to, the effects of disputes between China and Taiwan, Russia’s invasion of Ukraine and the ongoing conflict in Iran;
●	global political changes, including as a result of the change in the U.S. presidential administration;
●	deterioration in U.S.-China trade relations, including increased tensions, policy shifts, or regulatory changes, increased tariffs, trade restrictions, or sanctions affecting our supply chain and product imports;
●	changes in bilateral agreements between the U.S. and China that could disrupt established supply chains, increase compliance costs, or limit our ability to source products efficiently;
●	fluctuations in foreign currency exchange rates that may increase our cost of products;
●	imposition of duties, taxes, tariffs or other charges on imports;
●	difficulties in complying with import and export laws, regulatory requirements and restrictions;
●	natural disasters and public health emergencies, such as the COVID-19 pandemic or other future pandemics, impacting countries from which we purchase product;
●	import shipping delays resulting from foreign or domestic labor shortages, slow-downs, or stoppage; and
●	the failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property;
●	imposition of new legislation relating to import quotas or other restrictions that may limit the quantity of our product that may be imported into the U.S. from countries or regions where we do business;
●	financial or political instability in any of the countries in which our product is manufactured;
●	potential recalls or cancellations of orders for any product that does not meet our quality standards;
●	disruption of imports by labor disputes or strikes and local business practices;

●	political or military conflict involving the U.S. or any country in which our suppliers or transportation routes for our products are located, which could cause a delay in the transportation of our products, an increase in transportation costs and additional risk to product being damaged and delivered on time;
●	heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods;
●	inability of our non-U.S. suppliers to obtain adequate credit or access liquidity to finance their operations; and
●	our ability to enforce any agreements with our foreign suppliers.

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

We rely on third parties for the shipment of our products, both inbound and outbound shipping logistics, and we cannot be sure that these relationships will continue on terms favorable to us, or at all. Shipping costs have increased from time to time, and may continue to increase due to inflation or other reasons, and we may not be able to pass these costs directly to our customers. Additionally, the ongoing conflict in Iran have increased volatility in global energy and oil markets, which could significantly increase fuel costs may materially affect our shipping costs in the future. Any increased shipping costs could harm our business, prospects, financial condition and results of operations by increasing our costs of doing business and reducing gross margins which could negatively affect our operating results. In addition, we utilize a variety of shipping methods for both inbound and outbound logistics. For inbound logistics, we rely on trucking and ocean carriers and any increases in fees that they charge could adversely affect our business and financial condition. For outbound logistics, we rely on ‘‘Less-than-Truckload’’ (‘‘LTL’’) and parcel freight based upon the product and quantities being shipped and customer delivery requirements. These outbound freight costs have increased on a year-over-year basis and may continue to increase in the future. We also ship a number of oversized auto parts which may trigger additional shipping costs by third-party delivery services. Any increases in fees or any increased use of LTL would increase our shipping costs which could negatively affect our operating results.

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

Third-party marketplaces account for a significant portion of our revenues. Our sales on third-party marketplaces (including eBay and Amazon) represented a combined 30.5% of total sales in the thirteen weeks ended April 4, 2026. We anticipate that sales of our products on third-party marketplaces will continue to account for a significant portion of our revenues. In the future, the loss of access to these third-party marketplaces, or any significant cost increases from operating on the marketplaces, could significantly reduce our revenues, and the success of our business depends partly on continued access to these third-party marketplaces. Our relationships with our third-party marketplace providers could deteriorate as a result of a variety of factors, such as if they become concerned about our ability to deliver quality products on a timely basis or to protect a third-party’s intellectual property. In addition, third-party marketplace providers could prohibit our access to these marketplaces if we are not able to meet the applicable required terms of use. Loss of access to a marketplace channel could result in lower sales, and as a result, our business and financial results may suffer.

During the first quarter of 2026, we recorded a net loss, and our net losses may continue in the future.

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

We maintain an Amended Credit Facility that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $25,000 subject to a borrowing base derived from certain of our receivables, inventory and property and equipment. Our Amended Credit Facility also provides for an option to increase the aggregate principal amount by $125,000, subject to certain terms and conditions, and provides for a sublimit of $2,500 for the issuance of letters of credit. The Amended Credit Facility matures on September 8, 2026.

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

While we did not have any outstanding revolver loan debt under our Amended Credit Agreement, as of April 4, 2026, we may have outstanding revolver loan debt in the future. Any outstanding indebtedness would have important consequences, including the following:

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

We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures and general operating expenses. In addition, if we need to refinance our debt, or obtain additional debt financing or sell assets or equity to satisfy our debt service obligations, we may not be able to do so on commercially reasonable terms, if at all. If this were to occur, we may need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations. Our outstanding letters of credit balance as of April 4, 2026 was $680, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet.

We have recorded impairment of our long-lived assets, and may be required to record significant additional charges if our long-lived assets become further impaired in the future.

We review our long-lived assets for impairment annually, or when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered are changes in circumstances indicating that the carrying value of our assets may not be fully recoverable, including a decrease in future cash flows. Events and circumstances that may affect the fair value of long-lived assets may include, among other things, external factors such as macroeconomic, industry, and market conditions, as well as cost factors, overall financial performance including cash flow losses, and sustained decline in our stock price and market capitalization compared to the net book value. During the year ended January 3, 2026, we recognized an impairment loss on long-lived assets of $3,690. We will continue to assess whether our long-lived assets are impaired in future periods. For additional information regarding these impairment charges, refer to Note 3 – “Property and Equipment, Net” under the section “Impairment of Long-lived Assets” in the accompanying notes to the Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K.

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

Our top ten suppliers represented approximately 56% of our total product purchases during the thirteen weeks ended April 4, 2026. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For the thirteen weeks ended April 4, 2026, our product purchases from three drop-ship suppliers represented approximately 17% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

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

As of April 4, 2026, our NOL carryforwards for federal and state were $145,355 and $106,456, respectively. In order to preserve our substantial tax assets associated with the NOLs and built-in-losses under Section 382 of the Internal Revenue Code, we adopted a Tax Benefits Preservation Agreement (“Rights Agreement”). Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases of our common stock in amounts greater than specified levels, which will be beyond our control, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. The Rights Agreement is intended to impose certain ownership limitations to prevent the purchase of our common stock in amounts that could jeopardize our ability to utilize our NOLs. While we entered into the Rights Agreement in order to preserve our NOLs, the Rights Agreement could inhibit acquisitions of significant stake in us and may prevent a change in our control. As a result, the Rights Agreement may have an “anti-takeover” effect. Similarly, the limits on the amount of common stock that a stockholder may own may make it more difficult for stockholders to replace current management or members of the board of directors. Although we have taken steps intended to preserve our ability to utilize our NOLs, including the adoption of the Rights Agreement, such efforts may not be successful.

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

Changes in U.S. and foreign governments’ trade policies have resulted in, and may continue to result in, tariffs on imports into and exports from the U.S., among other restrictions. Throughout 2018 and 2019, and just recently in 2025, the U.S. imposed tariffs on imports from several countries, including China. In February 2025, the U.S. administration announced increased tariff on imports from China, where generally around 20% of our private label products are sourced, and our remaining private label products are imported from Taiwan and other countries. Following the U.S. administration’s announcements, China also announced corresponding retaliatory tariff measures. On February 20, 2026, the United States Supreme Court issued a ruling relating to tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) and held that IEEPA does not authorize the President to impose tariffs, which invalidated tariffs imposed pursuant to that authority. However, tariffs imposed under other legal authorities (including, for example, Sections 301 and 232) may remain in effect, and the U.S. administration has announced new tariff measures under other authorities, including a temporary import surcharge under Section 122 (which is subject to statutory duration limits and may be extended only by an Act of Congress).We are closely monitoring this evolving situation and evaluating our responses, which may include price adjustments or other cost-mitigation measures. However, there can be no assurance that we will be able to fully mitigate the impact of such tariffs or trade restrictions. If tariffs are imposed on imports of our products, or retaliatory trade measures are  taken by China or other countries in response to existing or future tariffs, we could be forced to raise prices on all of our imported products or make changes to our operations, any of which could materially harm our revenue or operating results. Any additional future tariffs or quotas imposed on our products or related materials may impact our sales, gross margin and profitability if we are unable to pass increased prices onto our customers. Currently, we cannot fully determine how these tariffs will affect our business operations. The overall impact on our business will be influenced by several variables, including the duration and potential expansion of current tariffs, future changes to tariff rates, scope, or enforcement, retaliatory measures by impacted trade partners, inflationary effects and broader macroeconomic responses, changes to consumer purchasing behavior, ability to pass-through cost increases to the customer, and the effectiveness of our responses in managing these challenges.

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

Our use of artificial intelligence (“AI”), including our recently launched AI-powered shopping assistant, may expose us to operational, legal, regulatory, cybersecurity, competitive, and reputational risks that could adversely affect our business, financial condition, and results of operations. AI-enabled tools—particularly those that interact directly with customers—can produce inaccurate, incomplete, misleading, biased, offensive, or otherwise inappropriate outputs, including incorrect product recommendations, comparisons, compatibility guidance, promotional or pricing-related information, or other statements that customers may rely upon when making purchasing decisions. We have implemented a responsible AI usage policy. However, even if we employ testing, monitoring, and human oversight, AI systems are probabilistic and may perform inconsistently, may be vulnerable to manipulation (including prompt-based attacks), and may create elevated customer service burdens, increased returns, chargebacks, or disputes, any of which could harm conversion, retention, and brand trust. Similar to other e-commerce and commerce-technology companies, our AI efforts also depend on data quality and model performance; training data or inputs may be incomplete or biased, and outputs may give rise to claims of unfairness, discrimination, or deceptive practices, as well as diminished customer confidence in our platform.

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

Advances in artificial intelligence are expected to reshape the automotive aftermarket by enabling predictive maintenance, automated sourcing, and AI-mediated customer interactions. These dynamics may reduce traditional search-based traffic, increase price transparency, compress margins, and shift demand toward integrated repair ecosystems. At the same time, we believe our data assets, supply chain capabilities, and investments in AI-driven fitment, pricing, and inventory optimization position us to capture opportunities in emerging AI-enabled channels, including fleet, insurer, and repair network integrations.

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

It is essential to our business strategy that our technology and network infrastructure remain secure and is perceived by our customers to be secure. Despite security measures, however, any network infrastructure may be vulnerable to cyber-attacks. Information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign private parties and state actors. As a leading online source for automotive aftermarket parts, we have in the past experienced and we could continue to face cyber-attacks that attempt to penetrate our network security, including our data centers, to sabotage or otherwise disable our network of websites and online marketplaces, misappropriate our or our customers’ proprietary information, which may include personally identifiable information, or cause interruptions of our internal systems and services. For example, we have, in the past, experienced cybersecurity incidents, including a ransomware attack. While such incidents did not materially affect our business, operations, or financial condition, if future incidents are successful, any of these attacks could negatively affect our reputation, damage our network infrastructure and our ability to sell our products, harm our relationship with customers that are affected and expose us to financial liability.

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

We recently completed a multi-year implementation of a new global enterprise resource planning system (ERP) that was implemented in fiscal year 2022. The ERP is designed to accurately maintain our books and records and provide important information to the our management team for use in the operation of the business. Our ERP required the investment of significant human and financial resources. If the ERP system does not continue to operate as intended, or requires significant updates, it could adversely affect our financial reporting systems and our ability to produce financial reports and process transactions. Additionally, if we are unable to successfully maintain or implement any new IT system, remediate, update or integrate our existing systems at times when necessary, our financial position, results of operations and cash flows could be negatively impacted.

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

Since the completion of our initial public offering in February 2007 through April 4, 2026, the trading price of our common stock has been volatile. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

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

If we are not able to issue shares upon the conversion of our outstanding Convertible Notes, we will be required to repay the Convertible Notes with cash, which could adversely affect our liquidity and financial condition, or result in an event of default if we are not able to repay the Convertible Notes as required.

The outstanding Convertible Notes are payable at their maturity in September 2028, or upon an earlier change of control of the Company, at the election of the holders. Even if the holders desire to convert the Convertible Notes, we may be restricted from issuing shares of common stock upon such conversion due to, among other things, CFIUS restrictions, Nasdaq limitations, or insufficient authorized shares of common stock. If we are not able to issue shares of common stock upon a conversion of the Convertible Notes, or if the holders do not elect to convert the Convertible Shares when due upon their maturity or an earlier change of control or event of default, we will need to repay the Convertible Notes and accrued interest with cash.

The cash repayment obligation could require us to expend significant amounts of cash that may otherwise be needed to fund our operations, capital expenditures, or other strategic initiatives. Our ability to repay the Convertible Notes in cash, if needed, will depend on our financial condition and liquidity at the relevant time, which are subject to numerous risks and uncertainties, many of which are beyond our control. If we do not have sufficient cash on hand or available under sources of liquidity, such as the Credit Facility, to repay the Notes in cash, we may need to seek additional debt or equity financing, sell assets, or take other actions that may not be available on acceptable terms or at all. Any failure to repay amounts due under the Convertible Notes when required would constitute an Event of Default, which would entitle the Purchasers to declare all outstanding obligations immediately due and payable at an increased default rate of interest, pursue arbitration or other remedies, and could have a material adverse effect on our business, financial condition, results of operations, and the market price of our common stock.

If we fail to maintain an effective system of internal control over financial reporting or comply with Section 404 of the Sarbanes-Oxley Act of 2002, we may not be able to accurately report our financial results or prevent fraud, and our stock price could decline.

While management has concluded that our internal controls over financial reporting were effective as of April 4, 2026, we have in the past identified, and could in the future identify, a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.

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

We currently do not expect to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, our stockholders are not likely to receive any dividends on our common stock for the foreseeable future.

We cannot guarantee that our share repurchase program will enhance shareholder value, and share repurchases could affect the price of our common stock.

Our Board of Directors has periodically authorized share repurchases, funded from available working capital, including up to $30 million authorized in July 2021. The share repurchase program has an expiration date of July 26, 2026. Although our Board of Directors has authorized our share repurchase program, this program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, there can be no guarantee that repurchases made under our share repurchase program, if any, will enhance shareholder value. As of April 4, 2026, the Company remained authorized to repurchase up to approximately $25,234 in shares of our common stock.

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

Our common stock is currently listed on the Nasdaq Capital Select Market of The Nasdaq Stock Market, LLC (“Nasdaq”), which has qualitative and quantitative continued listing criteria. However, we cannot assure you that our common stock will continue to be listed on Nasdaq in the future. In order to continue listing our common stock on Nasdaq, we are required to meet the continued listing requirements of the Nasdaq Global Market and other Nasdaq rules, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price and certain other corporate governance requirements. In particular, we are required to maintain a minimum bid price for our listed common stock of $1.00 per share. If we do not meet these continued listing requirements, our common stock could be delisted.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the thirteen weeks ended April 4, 2026, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6.EXHIBITS

The following exhibits are filed herewith or incorporated by reference to the location indicated below:

Exhibit No.	Description

10.1+

Form of Purchase Agreement, dated as of March 21, 2026, by and among CarParts.com, Inc., Global Force International Limited, Hong Kong Qingfa Trading Limited, Summit Flow Capital Limited and Foxwin Investment Management LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 21, 2026).

10.2+

Form of Investor Rights Agreement, dated as of March 21, 2026, by and among CarParts.com, Inc., Global Force International Limited, Hong Kong Qingfa Trading Limited, Summit Flow Capital Limited and Foxwin Investment Management LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 25, 2026).

10.3+	Form of Convertible Note Amendment No. 1 of CarParts.com, Inc (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 25, 2026).

31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Interim Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Date:	May 7, 2026	CARPARTS.COM, INC.

		By:	/s/ David Meniane
David Meniane
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Mark DiSiena
Mark DiSiena
Interim Chief Financial Officer
(Principal Financial Officer)