Form 10-Q
period 2026-07-04
CarParts.com, Inc.
filed 2026-08-07
CIK 1378950

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2026

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

As of July 30, 2026, the registrant had 8,065,432 shares of common stock outstanding, $0.001 par value.

CARPARTS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 4, 2026

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

`PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, In Thousands, Except Par Value Data)

	July 4,	January 3,
	2026	2026
ASSETS
Current assets:
Cash and cash equivalents	$38,171	$25,821
Accounts receivable, net	10,142	7,061
Inventory, net	83,918	95,180
Other current assets	6,749	6,996
Total current assets	138,980	135,058
Property and equipment, net	17,289	20,191
Right-of-use - assets - operating leases, net	16,595	18,586
Right-of-use - assets - finance leases, net	5,875	7,233
Other non-current assets	5,233	3,788
Total assets	$183,972	$184,856
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$48,092	$44,884
Accrued expenses	23,826	24,642
Right-of-use - obligation - operating, current	4,836	4,858
Right-of-use - obligation - finance, current	2,293	2,767
Other current liabilities	4,117	4,090
Total current liabilities	83,164	81,241
Convertible notes payable	25,416	25,161
Right-of-use - obligation - operating, non-current	13,454	15,771
Right-of-use - obligation - finance, non-current	5,141	6,082
Other non-current liabilities	4	3,125
Total liabilities	127,179	131,380
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 8,058 and 7,005 shares issued and outstanding as of July 4, 2026 and January 3, 2026 (of which 378 are treasury stock)	8	7
Treasury stock	(11,912)	(11,912)
Additional paid-in capital	353,877	344,176
Accumulated other comprehensive income	—	1,223
Accumulated deficit	(285,180)	(280,018)
Total stockholders’ equity	56,793	53,476
Total liabilities and stockholders' equity	$183,972	$184,856

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2026	2025	2026	2025
Net sales	$135,640	$151,949	$267,601	$299,327
Cost of sales (1)	90,584	102,170	179,603	202,201
Gross profit	45,056	49,779	87,998	97,126
Operating expense	48,278	62,196	94,273	124,689
Loss from operations	(3,222)	(12,417)	(6,275)	(27,563)
Other income (expense):
Other income, net	393	181	550	441
Interest expense	(386)	(385)	(821)	(642)
Total other income (expense), net	7	(204)	(271)	(201)
Loss before income taxes	(3,215)	(12,621)	(6,546)	(27,764)
Income tax provision (benefit)	7	90	(1,384)	230
Net loss	(3,222)	(12,711)	$(5,162)	$(27,994)
Net loss per share:
Basic and diluted net loss per share	$(0.43)	$(2.27)	$(0.70)	$(4.65)
Weighted-average common shares outstanding:
Shares used in computation of basic and diluted net loss per share	7,579	5,589	7,322	6,017
(1)	Excludes depreciation and amortization expense which is included in operating expense.

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, In Thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance, December 28, 2024	5,745	$6	$325,601	$(11,912)	$1,055	$(229,575)	$85,175
Net loss	—	—	—	—	—	(15,283)	(15,283)
Issuance of shares in connection with restricted stock units vesting	72	—	(396)	—	—	—	(396)
Issuance of shares in connection with BOD fees	1	—	11	—	—	—	11
Issuance of shares in connection with ESPP	11	—	96	—	—	—	96
Share-based compensation	—	—	3,166	—	—	—	3,166
Balance, March 29, 2025	5,829	$6	$328,479	$(11,912)	$1,055	$(244,858)	$72,770
Net loss	—	—	—	—	—	(12,711)	(12,711)
Issuance of shares in connection with restricted stock units vesting	45	—	(69)	—	—	—	(69)
Issuance of shares in connection with BOD fees	2	—	14	—	—	—	14
Share-based compensation	—	—	2,441	—	—	—	2,441
Balance, June 28, 2025	5,876	$6	$330,866	$(11,912)	$1,055	$(257,569)	$62,445

Balance, January 3, 2026	7,005	$7	$344,176	$(11,912)	$1,223	$(280,018)	$53,476
Net loss	—	—	—	—	—	(1,940)	(1,940)
Issuance of shares in connection with restricted stock units vesting	41	—	(77)	—	—	—	(77)
Issuance of shares in connection with BOD fees	2	—	12	—	—	—	12
Issuance of shares in connection with equity purchase agreement	1,000	—	8,000	—	—	—	8,000
Issuance costs in connection with equity purchase agreement	—	—	(36)	—	—	—	(36)
Share-based compensation	—	—	1,395	—	—	—	1,395
Deconsolidation from the sale of subsidiary	—	—	—	—	(1,223)	—	(1,223)
Balance, April 4, 2026	8,048	$8	$353,469	$(11,912)	$—	$(281,958)	$59,607
Net loss	—	—	—	—	—	(3,222)	(3,222)
Issuance of shares in connection with restricted stock units vesting	9	—	(51)	—	—	—	(51)
Issuance of shares in connection with BOD fees	1	—	12	—	—	—	12
Issuance costs in connection with equity purchase agreement	—	—	(19)	—	—	—	(19)
Share-based compensation	—	—	466	—	—	—	466
Balance, July 4, 2026	8,058	$8	$353,877	$(11,912)	$—	$(285,180)	$56,793

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, In Thousands)

	Twenty-Six Weeks Ended
	July 4,	June 28,
	2026	2025
Operating activities
Net loss	$(5,162)	$(27,994)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	8,532	10,460
Amortization of intangible assets	16	27
Noncash interest expense	255	—
Share-based compensation expense	2,243	5,145
Stock awards issued for non-employee director service	24	25
Gain on sale of subsidiary	(2,292)	—
Amortization of deferred financing costs	256	32
Changes in operating assets and liabilities:
Accounts receivable	(3,081)	(1,437)
Inventory	11,262	(3,656)
Other current assets	(89)	921
Other non-current assets	(1,921)	102
Accounts payable and accrued expenses	2,228	(4,701)
Other current liabilities	27	789
Right-of-use obligation - operating leases - current	485	(25)
Right-of-use obligation - operating leases - long-term	(709)	22
Other non-current liabilities	(1,431)	230
Net cash provided by (used in) operating activities	10,643	(20,060)
Investing activities
Additions to property and equipment	(4,405)	(4,408)
Proceeds from sale of subsidiary	300	—
Net cash used in investing activities	(4,105)	(4,408)
Financing activities
Borrowings from revolving loan payable	97	10,213
Payments made on revolving loan payable	(97)	(213)
Payments made on finance leases	(1,411)	(1,786)
Net proceeds from issuance of common stock for ESPP	—	96
Proceeds from issuance of common stock	8,000	—
Payment of issuance costs - common stock	(55)	—
Statutory tax withholding payment for share-based compensation	(128)	(465)
Net cash provided by financing activities	6,406	7,845
Effect of exchange rate changes on cash	(594)	—
Net change in cash and cash equivalents	12,350	(16,623)
Cash and cash equivalents, beginning of period	25,821	36,397
Cash and cash equivalents, end of period	$38,171	$19,774
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use operating asset acquired	$2,407	$—
Accruals for property and equipment	$399	$469
Share-based compensation expense capitalized in property and equipment	$196	$502
Supplemental disclosure of cash flow information:
Cash received during the period for income taxes	$8	$129
Cash paid during the period for interest	$531	$642
Cash received during the period for interest	$426	$441

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

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated balance sheets of the Company as of July 4, 2026 and January 3, 2026, the consolidated results of operations for the thirteen and twenty-six weeks ended July 4, 2026 and June 28, 2025, and the consolidated statements of cash flows for the thirteen and twenty-six weeks ended July

4, 2026 and June 28, 2025. The Company’s results for the interim periods are not necessarily indicative of the results that may be expected for any other interim period, or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 3, 2026, which was filed with the SEC on March 5, 2026 and all our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2025 fiscal year, and throughout the date of this report.

Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months.

Reverse Stock Split

On May 26, 2026, the Company effected a 1-for-10 reverse stock split of the issued and outstanding common stock (the “Reverse Stock Split”). All share and per share information in the consolidated financial statements and the notes to the consolidated financial statements are presented after giving effect to the Reverse Stock Split retrospectively for all periods presented. For additional information about the Reverse Stock Split, see Note 3, Stockholders’ Equity and Share-based Compensation.

Sale of Subsidiary

On January 27, 2026, the Company sold 100% of the issued and outstanding shares of its Philippines subsidiary to a third party. The third party integrated the subsidiary into their organization, and the Company still utilizes the teams across customer service, back office, finance and accounting, marketing and technology. As of January 3, 2026, accumulated other comprehensive income (“AOCI”) of $1,223 included cumulative foreign currency translation adjustments related to the Philippines subsidiary. As a result of the sale, on January 27, 2026, the Philippines subsidiary was deconsolidated from our consolidated financial statements, including the AOCI balance which was reclassified as a component of the $2,292 gain on sale of subsidiary that was recorded in operating expense in the consolidated statements of operations in the twenty-six weeks ended July 4, 2026.

Assets and Liabilities Held for Sale

In December 2025, the Company committed to a plan to sell its Philippines subsidiary, which met the criteria for held for sale under ASC 360, and thus the disposal group was measured at the lower of the carrying amount or fair value less costs to sell as of January 3, 2026. The disposal group did not qualify as a discontinued operation under ASC 205, as it did not represent a strategic shift that would have a major effect on our operations or financial results. As of January 3, 2026, the Philippines subsidiary’s total assets and total liabilities classified as held for sale, as measured at their carrying values, were $3,434 and $3,884, respectively.

Recent Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires disclosure, in the notes to the consolidated financial statements, of specified information that disaggregates certain costs and expenses into specified categories. In January 2025, the FASB issued ASU 2025-01, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.” This update applies to all public business entities and will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this update on its consolidated financial statements and the notes to the consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software,” which revises the guidance for capitalizing costs related to internal-use software to better reflect modern, iterative and agile development practices. This ASU plans to remove project stage references and instead will focus on a new capitalization criteria: (i) management has authorized and committed to the software project and (ii) project completion probability. This ASU requires companies to evaluate whether significant development uncertainty exists before capitalizing costs and also incorporates website development guidance into Subtopic 350-40. This ASU is effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements and the notes to the consolidated financial statements.

Note 2 – Borrowings

Convertible Notes Payable

The Company maintains a Credit Facility that provides for, among other things, a revolving commitment, which is subject to a borrowing base derived primarily from cash and cash equivalents, certain receivables and inventory. On September 8, 2025, the Company entered into a purchase agreement (“Purchase Agreement”) with certain investors, pursuant to which the Company issued convertible notes (the “Convertible Notes”) with an aggregate principal amount of $25,000 and issued and sold $10,733 in gross proceeds of common stock (see “Note 3 - Stockholders’ Equity and Share-Based Compensation”). The Convertible Notes accrue interest quarterly at a rate of two percent (2%) per annum, payable in kind. The maturity date is September 10, 2028. The outstanding Convertible Notes principal balance, plus any unpaid and accrued interest, is convertible at the option of the investors into shares of common stock of the Company at the maturity date, at a conversion price of $12.00 per share (“Conversion Price”). As of July 4, 2026 and January 3, 2026, the Convertible Notes payable balance was $25,416 and $25,161, respectively.

The Company assessed all terms and features of the Convertible Notes in order to identify any potential embedded features that would require bifurcation. The Company determined that the conversion options of the Convertible Notes, including the conversion feature of the $12.00 Conversion Price, was clearly and closely related to the debt host and did not require separate accounting. Additionally, this feature did not meet the definition of a derivative under ASC 815, Derivatives and Hedging, and as a result, did not require separate accounting as a derivative.

Credit Facility

On June 15, 2026, the Company and First Business Specialty Finance, LLC (“FBSF”) entered into a Loan and Security Agreement (the “Credit Agreement”) providing for an asset-based revolving credit facility in an aggregate maximum principal amount of up to $25,000 (the “Credit Facility”), secured by substantially all of the assets of the Company. The Credit Facility matures on March 31, 2028.

As of July 4, 2026 and January 3, 2026, our outstanding revolving loan balance was $0 and $0, respectively. As of July 4, 2026 and January 3, 2026, the outstanding standby letters of credit balance was $0 and $680, respectively, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheets.

Loans drawn under the Credit Facility bear interest at a per annum rate equal to the 1 Month Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 3.25% per annum. In addition, if the sum of the Company’s cash balance and availability under the Credit Facility is less than $15,000, or if the Company’s availability under the Credit Facility is less than $7,500, then the Company must maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1 to 1.0, tested quarterly on a trailing four-quarter basis.

In connection with entering into the Credit Facility with FBSF, the Company and JPMorgan Chase Bank (“JPMC”) terminated the Company’s revolving credit facility with JPMC. At the time it was terminated, there was no balance outstanding on the JPMC revolving loan and there was no termination fee.

Note 3 – Stockholders’ Equity and Share-Based Compensation

Reverse Stock Split

On May 11, 2026, at the 2026 Annual Meeting of Stockholders, the Company’s stockholders approved the implementation of a Reverse Stock Split to be effected at such time and date, as determined by the Company’s Board of Directors in its sole discretion and a form of certificate of amendment to the Company’s Second Amended and Restated

Certificate of Incorporation (the “Certificate of Amendment”) to effect the Reverse Stock Split. On May 11, 2026, the Company’s Board of Directors then approved a 1-for-10 reverse stock split of the Company’s issued and outstanding common stock. On May 21, 2026, the Company filed the Certificate of Amendment with the Secretary of State of the State of Delaware to effectuate the Reverse Stock Split on May 26, 2026. As a result of the Reverse Stock Split, every ten shares of common stock outstanding immediately prior to effectiveness were combined and converted into one share of common stock. All share and per share information are presented after giving effect to the Reverse Stock Split retrospectively.

The reverse stock split did not change the authorized number of shares of the Company’s common stock.

Common Stock Issuance

On March 21, 2026, the Company entered into a Purchase Agreement with certain investors. The Company issued and sold an aggregate of 1,000 shares of common stock, par value $0.001 per share, at a purchase price of $8.00 per share, resulting in gross proceeds of $8,000.

Options and Restricted Stock Units

The Company had the following common stock option activity during the twenty-six weeks ended July 4, 2026:

●	Granted options to purchase 0 common shares.
●	Exercise of 0 options to purchase common shares.
●	Forfeiture of 0 options to purchase common shares.
●	Expiration of 44 options to purchase common shares.

The following table summarizes the Company’s restricted stock unit ("RSU") and restricted stock award (“RSA”) activity for the twenty-six weeks ended July 4, 2026, and details regarding the awards outstanding and exercisable as of July 4, 2026 (in thousands):

		Weighted Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value
Vested and expected to vest as of January 3, 2026	573
Awarded	317
Vested	(71)
Forfeited	(113)
Awards outstanding, July 4, 2026	706	$12.75	$4,363
Vested and expected to vest as of July 4, 2026	612	$13.49	$3,781

During the twenty-six weeks ended July 4, 2026, 71 RSUs and RSAs that vested were time-based.

For the thirteen and twenty-six weeks ended July 4, 2026, we recorded compensation costs related to stock options, RSUs and RSAs of $690 and $2,439, respectively. For the thirteen and twenty-six weeks ended June 28, 2025, we recorded compensation costs related to stock options, RSUs and RSAs of $2,481 and $5,647, respectively. As of July 4, 2026, there was unrecognized compensation expense related to stock options, RSUs and RSAs of $4,726 that will be expensed through June 2030.

Note 4 – Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net loss per share:
Numerator:
Net loss allocable to common shares	$(3,222)	$(12,711)	$(5,162)	$(27,994)
Denominator:
Weighted-average common shares outstanding (basic and diluted)*	7,579	5,589	7,322	6,017
Basic and diluted net loss per share*	$(0.43)	$(2.27)	$(0.70)	$(4.65)

*Periods were retroactively adjusted for the effect of the Reverse Stock Split (see “Note 3 - Stockholders’ Equity and Share-Based Compensation” for further information).

For the thirteen and twenty-six weeks ended July 4, 2026 and June 28, 2025, all outstanding potentially dilutive securities, including the Convertible Notes, have been excluded from the calculation of diluted net loss per share as the effect of including such securities and Convertible Notes would have been anti-dilutive.

Note 5 – Income Taxes

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2021-2025 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2022-2025 remain open.

For the thirteen and twenty-six weeks ended July 4, 2026, the effective tax rate for the Company was (0.2)% and 21.1%, respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, the write-off of an accrued withholding tax associated with the disposition of the Philippines subsidiary, and a change in the valuation allowance that offset the tax on the current period pre-tax loss.

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

The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the twenty-six weeks ended July 4, 2026, there was no material change from the fiscal year ended January 3, 2026 in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

Note 6 – Commitments and Contingencies

Leases

On February 12, 2026, the Torrance office lease expired. The Company entered into a sublease agreement for a new corporate office headquarters in Long Beach, California. This sublease commenced on March 1, 2026 with a sixty-month lease term set to expire in February of 2031. The Company is obligated to pay approximately $46 in monthly base rent, which shall increase by 3% each year beginning on the second-year anniversary of the lease term. In accordance with ASC 842 – Leases (“ASC 842”), the Company recorded $2,391 in Right-of-use assets – operating, non-current, and $2,020 in Right-of-use obligation – operating, non-current, with $371 recorded in Right-of-use obligation – operating, current, on the consolidated balance sheet at the commencement of the lease.

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

IEEPA Tariffs. On February 20, 2026, the U.S. Supreme Court issued a ruling relating to tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). In April 2026, the U.S. Customs and Border Protection (“CBP”) released the Consolidated Administration and Processing Entries (“CAPE”) functionality to facilitate a phased approach to process IEEPA tariff refunds. As a result, the Company has been recovering the IEEPA tariffs and has received tariff refunds of approximately $4,400 as of July 4, 2026. For the thirteen weeks ended July 4, 2026, the Company recorded a $2,151 benefit for the tariffs associated with inventory already sold in cost of goods sold and recorded $89 in other income on the consolidated statements of operations, and the remaining refund received reduced the carrying value of inventory by approximately $2,200 on the consolidated balance sheet as of July 4, 2026. These refunds represent the recovery of duties the Company previously paid and recognized in cost of goods sold in prior periods. As tariff costs have been recovered, the Company has adjusted product pricing to reflect its lower landed costs and to remain competitive in the market, and may continue adjusting pricing in future periods as additional refunds are realized. Any remaining estimated tariff refunds to be realized will be recognized when the requirements under ASC 450, Contingencies, have been met.

Note 7 – Product Information

As described in Note 1 above, the Company’s products consist of replacement parts serving the wear and tear and body repair market, hard parts to serve the maintenance and repair market, and other parts and accessories. The following table summarizes the approximate distribution of the Company’s revenue by product type.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
House Brands
Replacement Parts	60%	60%	63%	62%
Hard Parts	15%	20%	15%	19%
Other	1%	1%	1%	1%

Branded
Replacement Parts	3%	2%	2%	2%
Hard Parts	20%	16%	18%	15%
Other	1%	1%	1%	1%

Total	100%	100%	100%	100%

Note 8 – Segment Information

The Company operates as a single reportable segment (referred to as “segment” herein), engaged in the distribution and selling of aftermarket auto part products (SKUs) to customers through the flagship website, www.carparts.com, mobile app, online marketplaces and its wholesale platform. No individual operating segments were identified by the Company.

The Company’s CODM is the Chief Executive Officer. The CODM assesses performance for the entire Company and decides how to allocate resources based on consolidated net loss that is reported on the consolidated statements of operations. The determination that the Company operates as a single segment is consistent with the nature of the operations and the consolidated financial information regularly reviewed by the CODM, for the purposes of evaluating key operating decisions, allocating resources, and planning and forecasting the consolidated operating budget. The measure of segment assets is reported on the consolidated balance sheets as total assets. The Company sells its products primarily to customers in the United States. The accounting policies of the segment are the same as those described in “Note 1 – Basis of Presentation and Description of Company.”

The CODM is regularly provided with significant segment expenses. The following table summarizes the Company’s segment net sales, significant segment expenses, and segment loss:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net sales	$135,640	$151,949	$267,601	$299,327
Product COGS	66,301	73,129	131,084	144,554
Freight and fuel surcharge expense	24,283	29,041	48,519	57,647
Advertising expense	18,553	23,436	36,170	47,316
Employee payroll expense	13,243	20,196	27,528	39,478
Rent and facilities expense	3,035	3,475	6,574	6,910
Depreciation and amortization	4,267	4,978	8,532	10,460
Stock compensation expense	587	2,273	2,243	5,145
Other segment items(1)	8,477	7,928	11,718	15,610
Interest expense, net	116	204	395	201
Net loss	$(3,222)	$(12,711)	$(5,162)	$(27,994)
(1)	Other segment items primarily includes technology expense, general and administrative expense, fulfillment expense, marketing expense and the gain on sale of subsidiary.

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

We continue to invest in modern technology, data, and design to power our digital platforms and improve ease of use across channels. In the fall of 2025, we launched Spark, our AI-powered shopping assistant, designed to help customers more easily discover products, navigate fitment, and complete purchases with greater confidence. We believe that we have a significant opportunity to become a preferred destination for automotive repair and maintenance by executing on our evolving strategy, which includes investing in technology, expanding product offerings and customer segments, and enhancing supply chain and logistics capabilities.

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

In tandem, we have refined our eCommerce experience and segmentation strategy to prioritize direct customer relationships and long-term engagement. In 2025, we launched the JC Whitney Performance Hub, featuring branded performance and upgrade products. We are also expanding our assortment in the European vehicle segment, having launched the CarParts Euro hub.

In September 2025, we entered into a long-term commercial partnership with A-Premium, a global supplier of automotive mechanical parts, giving our customers access to approximately 150,000 additional SKUs. The partnership operates primarily on a dropship basis, expanding our product assortment without a corresponding increase in owned inventory or working capital.

These strategic initiatives are intended to strengthen brand loyalty and increase customer lifetime value, while positioning CarParts.com as a trusted destination for automotive parts and maintenance support.

Industry-wide trends that support our strategy and future growth include:

1.Number of SKUs required to serve the market. The number of automotive SKUs has grown dramatically over the last several years. In today’s market, unless the consumer is driving a high volume produced vehicle and needs a simple maintenance item, the part they need is not typically on the shelf at a brick-and-mortar store. We believe our user-friendly flagship website and mobile app provides customers with a favorable alternative to the brick-and-mortar shopping experience by offering a comprehensive selection of approximately 1,682,000 SKUs with detailed product descriptions, attributes and photographs combined with the flexibility of fulfilling orders using both drop-ship and stock-and-ship methods.
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

Executive Summary

For the second quarter of 2026, we generated net sales of $135,640, compared with $151,949 for the second quarter of 2025, representing a decrease of 10.7%. We incurred a net loss of $3,222 for the second quarter of 2026 compared to a net loss of $12,711 for the second quarter of 2025. Our net loss before interest expense, net, income tax provision (benefit), depreciation and amortization expense, amortization of intangible assets, plus share-based compensation expense, workforce transition costs, gain on sale of subsidiary and strategic alternatives exploration costs (“Adjusted EBITDA”) was $1,763 in the second quarter of 2026 compared to $(3,116) in the second quarter of 2025. Adjusted EBITDA is not a Generally Accepted Accounting Principle (“GAAP”) measure. See the section below titled “Non-GAAP measures” for information regarding our use of Adjusted EBITDA and a reconciliation from net loss.

Net sales decreased by 10.7% to $135,640 in the second quarter of 2026 compared to the second quarter of 2025. The decrease in net sales was primarily attributable to initiatives to improve profitability, including the rationalization of marketing spend through reduced investment in lower-margin customers and customers with lower lifetime values (“LTVs”). Gross profit decreased by 9.5% to $45,056 and gross margin increased 40 basis points to 33.2% compared to 32.8% in the second quarter of 2025. The increase in gross margin was primarily driven by product mix and favorable freight costs.

Total expenses, which primarily consisted of cost of sales and operating expense, decreased in the second quarter of 2026 compared to the same period in 2025. The changes in both cost of sales and operating expense are described in further detail under — “Results of Operations” below.

Non-GAAP measures

Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the Exchange Act, define and prescribe the conditions for use of certain non-GAAP financial information. We provide EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. EBITDA consists of net loss before interest expense, net; income tax provision (benefit); depreciation and amortization expense; amortization of intangible assets; while Adjusted EBITDA consists of EBITDA before share-based compensation expense, workforce transition costs, gain on sale of subsidiary and strategic alternatives exploration costs.

We believe that these non-GAAP financial measures provide important supplemental information to management and investors. We also believe that these non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with the GAAP results and the accompanying reconciliation to corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business and results of operations.

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

The table below reconciles net loss to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net loss	$(3,222)	$(12,711)	$(5,162)	$(27,994)
Depreciation & amortization	4,267	4,978	8,532	10,460
Amortization of intangible assets	8	14	16	27
Interest expense, net	116	204	395	201
Income tax provision (benefit)	7	90	(1,384)	230
EBITDA	$1,176	$(7,425)	$2,397	$(17,076)
Stock compensation expense	$587	$2,273	$2,243	$5,145
Workforce transition costs(1)	—	1,657	—	1,657
Gain on sale of subsidiary(2)	—	—	(2,292)	—
Strategic alternatives exploration costs(3)	—	379	—	929
Adjusted EBITDA	$1,763	$(3,116)	$2,348	$(9,345)
(1)	We incurred workforce transition costs, primarily related to severance, mainly as part of our workforce reductions during 2025.
(2)	On January 27, 2026, the Philippines subsidiary was deconsolidated from our consolidated financial statements and a gain on sale of subsidiary was recorded in operating expense in the consolidated statements of operations.
(3)	We incurred certain costs, primarily legal and advisor costs, attributable to our exploration of strategic alternatives during 2025.

Results of Operations

The following table sets forth selected statements of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.8	67.2	67.1	67.6
Gross profit	33.2	32.8	32.9	32.4
Operating expense	35.6	40.9	35.2	41.7
Loss from operations	(2.4)	(8.1)	(2.3)	(9.3)
Other income (expense):
Other income, net	0.3	0.1	0.2	0.1
Interest expense	(0.3)	(0.3)	(0.3)	(0.2)
Total other income (expense), net	0.0	(0.2)	(0.1)	(0.1)
Loss before income taxes	(2.4)	(8.3)	(2.4)	(9.3)
Income tax provision (benefit)	0.0	0.1	(0.5)	0.1
Net loss	(2.4)%	(8.4)%	(1.9)%	(9.4)%

Thirteen and Twenty-Six Weeks Ended July 4, 2026 Compared to the Thirteen and Twenty-Six Weeks Ended June 28, 2025

Net Sales and Gross Margin

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025

	(in thousands)		(in thousands)
Net sales	$135,640	$151,949	$267,601	$299,327
Cost of sales	90,584	102,170	179,603	202,201
Gross profit	$45,056	$49,779	$87,998	$97,126
Gross margin	33.2%	32.8%	32.9%	32.4%

Net sales decreased $16,309, or 10.7%, for the second quarter of 2026 compared to the same period in 2025. Net sales decreased $31,726, or 10.6%, for the twenty-six weeks ended July 4, 2026 (“YTD Q2 2026”) compared to the same period in 2025. The net sales decrease for the second quarter of 2026, and YTD Q2 2026, was primarily attributable to initiatives to improve profitability, including the rationalization of marketing spend through reduced investment in lower-margin customers and customers with LTVs.

Gross profit decreased $4,723, or 9.5%, for the second quarter of 2026 compared to the same period in 2025, and decreased $9,128, or 9.4%, in YTD Q2 2026 compared to the same period in 2025. Gross margin increased 40 basis points to 33.2% in the second quarter of 2026 compared to 32.8% in the second quarter of 2025, and gross margin increased 50 basis points to 32.9% in YTD Q2 2026 compared to the same period of 2025. The increase in gross margin was primarily driven by product mix and favorable freight costs.

Operating Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025

	(in thousands)		(in thousands)
Operating expense	$48,278	$62,196	$94,273	$124,689
Percent of net sales	35.6%	40.9%	35.2%	41.7%

Operating expense decreased $13,918, or 22.4%, and decreased $30,416 or 24.4%, for the second quarter of 2026 and YTD Q2 2026, respectively, compared to the same periods in 2025. The decrease in operating expense was primarily attributable to favorable marketing spend and favorable payroll costs due to headcount reductions, in addition to the gain on sale of the Philippines subsidiary during YTD Q2 2026 that occurred in January 2026.

Total Other Income (Expense), Net

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025

	(in thousands)		(in thousands)
Total other income (expense), net	$7	$(204)	$(271)	$(201)
Percent of net sales	0.0%	(0.1)%	(0.1)%	(0.1)%

Total other income (expense), net, increased $211, or 103.4%, and decreased $70, or 34.8%, for the second quarter of 2026 and YTD Q2 2026, respectively, compared to the same periods in 2025. The second quarter change was primarily driven by an increase in other income during the quarter, offset by interest expense from the Convertible Notes that were issued by the Company in September 2025. The YTD Q2 2026 change was primarily driven by interest expense from the Convertible Notes that we issued in September 2025.

Income Tax (Benefit) Provision

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025

	(in thousands)		(in thousands)
Income tax (benefit) provision	$7	$90	$(1,384)	$230
Percent of net sales	0.0%	0.1%	(0.5)%	0.1%

For the thirteen and twenty-six weeks ended July 4, 2026, our effective tax rate was (0.2)% and 21.1%, respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, the write-off of an accrued withholding tax associated with the disposition of the Philippines subsidiary, and a change in the valuation allowance that offset the tax of the current period pre-tax loss.

For the thirteen and twenty-six weeks ended June 28, 2025, our effective tax rate was (0.7)% and (0.8)%, respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different effective tax rates, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax of the current period pre-tax loss.

We account for income taxes in accordance with ASC Topic 740 – Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, our management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the twenty-six weeks ended July 4, 2026, there was no material change from the fiscal year ended January 3, 2026 in the amount of our deferred tax assets that are not considered to be more likely than not to be realized in future years.

Foreign Currency

The impact of foreign currency is mainly related to sales of our products in Canada and was not material to our operations. On January 27, 2026, we sold 100% of the issued and outstanding shares of our Philippines subsidiary to a third party. As a result, the Philippines subsidiary was deconsolidated from our consolidated financial statements.

Liquidity and Capital Resources

Sources of Liquidity

During the twenty-six weeks ended July 4, 2026, we primarily funded our operations with cash and cash equivalents generated from operations and issuance of common stock for $8,000 of gross proceeds (see “Note 3 - Stockholders’ Equity and Share-Based Compensation”). As of July 4, 2026 and January 3, 2026, our outstanding revolving loan balance under our Credit Facility was $0 and $0, respectively. We had cash and cash equivalents of $38,171 as of July 4, 2026, representing a $12,350 increase from $25,821 of cash as of January 3, 2026. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our Credit Facility will be sufficient to finance our operations through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).

Working Capital

As of July 4, 2026 and January 3, 2026, our working capital was $55,816 and $53,817, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the twenty-six weeks ended July 4, 2026 and June 28, 2025 (in thousands):

	Twenty-Six Weeks Ended
	July 4, 2026	June 28, 2025
Net cash provided by (used in) operating activities	$10,643	$(20,060)
Net cash used in investing activities	(4,105)	(4,408)
Net cash provided by financing activities	6,406	7,845
Effect of exchange rate changes on cash	(594)	—
Net change in cash and cash equivalents	$12,350	$(16,623)

Operating Activities

Net cash provided by (used in) operating activities for the twenty-six weeks ended July 4, 2026 and June 28, 2025 was $10,643 and ($20,060), respectively. The increase was primarily driven by a lower net loss in the twenty-six weeks ended July 4, 2026 and a higher net cash inflow from the change in working capital.

Investing Activities

For the twenty-six weeks ended July 4, 2026, net cash used in investing activities was primarily the result of additions to property and equipment of $4,405, which are mainly related to capitalized website and software development costs. For the twenty-six weeks ended June 28, 2025, net cash used in investing activities was primarily the result of additions to property and equipment of $4,408, which are mainly related to capitalized website and software development costs.

Financing Activities

Net cash provided by financing activities was $6,406 for the twenty-six weeks ended July 4, 2026, primarily due to $8,000 of gross proceeds from the issuance of common stock, partially offset by $1,411 of payments made on finance leases. Net cash provided by financing activities was $7,845 for the twenty-six weeks ended June 28, 2025, primarily due to $10,000 of net borrowings from the revolving loan payable, offset by $1,786 of payments made on finance leases.

Debt and Available Borrowing Resources

Total debt was $32,850 as of July 4, 2026 compared to $34,010 as of January 3, 2026 and primarily consists of Convertible Notes payable and right-of-use obligations – finance.

Convertible Notes Payable

On September 8, 2025, we entered into a Purchase Agreement with certain investors, pursuant to which the we issued Convertible Notes with an aggregate principal amount of $25,000. The Convertible Notes accrue interest quarterly at a rate of two percent (2%) per annum, payable in kind. The maturity date is September 10, 2028. The outstanding Convertible Notes principal balance, plus any unpaid and accrued interest, is convertible at the option of the investors into shares of our common stock at the maturity date, at a Conversion Price of $12.00 per share. As of July 4, 2026 and January 3, 2026, the Convertible Notes payable balance was $25,416 and $25,161, respectively.

Credit Facility

We maintain a Credit Facility that provides for, among other things, a revolving commitment, which is subject to a borrowing base derived primarily from cash and cash equivalents, certain receivables and inventory. On June 15, 2026, we entered into a Credit Agreement with FBSF providing for an asset-based revolving credit facility in an aggregate maximum principal amount of up to $25,000, secured by substantially all our assets. The Credit Facility matures on March 31, 2028.

As of July 4, 2026 and January 3, 2026, our outstanding revolving loan balance was $0 and $0, respectively. As of July 4, 2026 and January 3, 2026, the outstanding standby letters of credit balance was $0 and $680, respectively, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheets. Loans drawn under the Credit Facility bear interest at a per annum rate equal to the One-Month Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 3.25% per annum.

The Credit Agreement contains customary negative covenants restricting our ability to create, incur, assume or become liable for indebtedness; make certain investments; dispose of assets; pay dividends or repurchase our stock; create, incur or assume liens; consummate mergers or acquisitions; enter into affiliate transactions; or amend our organizational documents. The Credit Agreement also contains customary representations and warranties, affirmative financial covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-acceleration to other debt, and material adverse changes in our business. If an event of default occurs, FBSF will be entitled to take various actions, including the acceleration of all amounts due under the Credit Facility and all actions permitted to be taken by a secured creditor. In addition, if the sum of our cash balance and availability under the Credit Facility is less than $15,000, or if our availability under the Credit Facility is less than $7,500, then we must maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1 to 1.0, tested quarterly on a trailing four-quarter basis.

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

In connection with entering into the Credit Facility with FBSF, we and JPMC terminated our revolving credit facility with JPMC. At the time it was terminated, there was no balance outstanding on the JPMC revolving loan and there was no termination fee.

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

There were no significant changes to our critical accounting policies during the thirteen weeks ended July 4, 2026. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations (for further detail, refer to our Annual Report on Form 10-K for the fiscal year ended January 3, 2026 that we filed with the SEC on March 5, 2026):

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

Interest Rate Risk

We are subject to interest rate risk in connection with our revolving loan under our Credit Facility, which bears an interest rate based on SOFR, plus an applicable margin. As of July 4, 2026, we had a balance of $0 outstanding under our revolving loan. A hypothetical 100 basis point change in interest rates would not materially affect our interest expense and cash flows. The Convertible Notes accrue interest quarterly at a fixed rate of two percent (2%) per annum, payable in kind. Therefore, minimal interest rate risk exists for the Convertible Notes.

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

Risk Factors Summary

Our business and industry are subject to a number of risks that could adversely affect our business, financial condition and operating results. These risks are discussed in more detail below and include, but are not limited to, risks related to the following:

Risks Related To Our Operations

●	We are dependent upon relationships with suppliers in Taiwan and China for the majority of our products.
●	Increases in delivery fees could adversely affect our financial condition.
●	Higher wage costs due to changes in federal and state minimum wage laws could adversely affect our business.
●	If commodity prices such as fuel, plastic and steel increase, our margins may be negatively impacted.
●	Purchasers of aftermarket auto parts may not choose to shop online.
●	Shifting online consumer behavior of purchasers of aftermarket auto parts.
●	If hosts of third-party marketplaces limit our access, we could lose a substantial portion of our revenues.
●	During the second quarter of 2026, we recorded a net loss, and net losses could continue in the future.
●	Our operations are restricted by our Credit Agreement, and our ability to borrow funds under our Credit Facility is subject to a borrowing base.
●	We have recorded impairment of our long-lived assets, and may need to record additional charges in the future.
●	We are highly dependent upon key suppliers.
●	If our fulfillment operations are interrupted for any significant period of time, our sales could decline.
●	We face intense competition and operate in an industry with limited barriers to entry.
●	Failure to offer a broad selection of products at competitive prices or to maintain sufficient inventory.
●	We rely on key personnel and may need additional personnel for the success and growth of our business.
●	Our business could be adversely affected by the effects from a prolonged viral outbreak or pandemic.
●	As a result of our international operations, we have foreign exchange risk.
●	Our product catalog database could be stolen, misappropriated or damaged, or a competitor might create a substantially similar catalog without infringing our rights.
●	Economic conditions have had, and may continue to have, an adverse effect on the demand for aftermarket auto parts and could adversely affect our sales and operating results.
●	The seasonality of our business places increased strain on our operations.
●	Vehicle miles driven have fluctuated and may decrease.
●	We may be required to collect and pay more sales taxes, and possibly for other fees and penalties.
●	Our ability to use net operating loss carryforwards to offset future income may be limited.
●	Our estimate of the size of our addressable market may prove to be inaccurate.

Regulatory And Litigation Risks

●	Tariffs and other restrictions imposed by the United States government.
●	We face exposure to product liability lawsuits.
●	Failure to comply with privacy laws and regulations and failure to adequately protect customer data.
●	The regulatory framework is constantly evolving, and privacy concerns could adversely affect our business.
●	Challenges by original equipment manufacturers (“OEMs”) to the validity of the auto parts industry and claims of intellectual property infringement.
●	Inability to protect our intellectual property rights.
●	We could incur substantial liabilities relating to litigation or certain laws and governmental regulations.
●	Changes in tax laws or regulations that are applied adversely to us or our customers.
●	Existing or future government regulation could expose us to liabilities and costly changes in our business.
●	We may be affected by global climate change or by legal, regulatory, or market responses to such change.
●	Potential impact from future regulation related to environmental, social and governance (“ESG”) matters.

Risks Related To Our Use Of Technology

●	Artificial intelligence presents risk and challenges that could adversely impact our business.
●	We depend on search engines and other online sources to attract visitors to our websites and marketplace channels, and the ability to attract and convert them into customers in a cost-effective manner.
●	We rely on bandwidth and data center providers, and any failure or interruption in the services provided could disrupt our business and cause us to lose customers.
●	Security threats, such as ransomware attacks, to our IT infrastructure could expose us to liability, business interruption and significant damages, and may damage our reputation and business.
●	Dependence on open-source software could expose us to uncertainty and potential liability.
●	System failures could prevent access to our websites which could reduce our net sales and harm our reputation.
●	Problems with our IT systems could interfere with our business and operations.
●	Inability to respond to technological change causing our websites to become obsolete.
●	Our business depends on third-party technology infrastructure providers, and any disruption in their services could materially harm our business, financial condition, and results of operations.
●	Use of social media may adversely impact our reputation or subject us to fines or other penalties.

Risks Related To Our Capital Stock

●	Our common stock price may continue to be volatile, which may result in losses to our stockholders.
●	Our future operating results may fluctuate and may fail to meet market expectations.
●	Conversion of the Convertible Notes would dilute the ownership interest of existing stockholders and may adversely affect the price of our common stock.
●	If we are not able to issue shares upon conversion of the Convertible Notes, we will be required to pay cash that we might not have on hand nor are able to borrow under our existing Credit Facility.
●	Failure to maintain an effective system of internal control could adversely affect our stock price.

●	Our charter documents could deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.
●	We do not intend to pay dividends on our common stock.
●	We cannot guarantee that our share repurchase program will enhance shareholder value.
●	Future capital raises may dilute our existing stockholders’ ownership.
●	We are required to meet Nasdaq’s continued listing requirements.

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

Third-party marketplaces account for a significant portion of our revenues. Our sales on third-party marketplaces (including eBay and Amazon) represented a combined 30.6% of total sales in the twenty-six weeks ended July 4, 2026. We anticipate that sales of our products on third-party marketplaces will continue to account for a significant portion of our revenues. In the future, the loss of access to these third-party marketplaces, or any significant cost increases from operating on the marketplaces, could significantly reduce our revenues, and the success of our business depends partly on continued access to these third-party marketplaces. Our relationships with our third-party marketplace providers could deteriorate as a result of a variety of factors, such as if they become concerned about our ability to deliver quality products on a timely basis or to protect a third-party’s intellectual property. In addition, third-party marketplace providers could prohibit our access to these marketplaces if we are not able to meet the applicable required terms of use. Loss of access to a marketplace channel could result in lower sales, and as a result, our business and financial results may suffer.

During the second quarter of 2026, we recorded a net loss, and our net losses may continue in the future.

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

We maintain a Credit Facility that provides for, among other things, a revolving commitment in an aggregate principal amount of up to $25,000 subject to a borrowing base primarily derived from cash and cash equivalents, certain receivables and inventory. The Credit Facility matures on March 31, 2028.

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

In addition, our Credit Facility is subject to a borrowing base derived primarily from cash and cash equivalents, certain receivables and inventory. In the event that components of the borrowing base are adversely affected for any reason, including adverse market conditions or downturns in general economic conditions, we could be restricted in the amount of funds we can borrow under the Credit Facility. Furthermore, in the event that components of the borrowing base decrease to a level below the amount of loans then-outstanding under the Credit Facility, we could be required to immediately repay loans to the extent of such shortfall. If any of these events were to occur, it could severely impact our liquidity and capital resources, limit our ability to operate our business and could have a material adverse effect on our financial condition and results of operations.

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

While we did not have any outstanding revolver loan debt under our Credit Agreement, as of July 4, 2026, we may have outstanding revolver loan debt in the future. Any outstanding indebtedness would have important consequences, including the following:

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

We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures and general operating expenses. In addition, if we need to refinance our debt, or obtain additional debt financing or sell assets or equity to satisfy our debt service obligations, we may not be able to do so on commercially reasonable terms, if at all. If this were to occur, we may need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations. Our outstanding letters of credit balance as of July 4, 2026 was $0, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet.

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

Our top ten suppliers represented approximately 56% of our total product purchases during the twenty-six weeks ended July 4, 2026. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For the twenty-six weeks ended July 4, 2026, our product purchases from three drop-ship suppliers represented approximately 21% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

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

In addition, our distribution centers are susceptible to damage or interruption from human error, sickness related to a pandemic, fire, flood, power loss, telecommunications failures, terrorist attacks, acts of war, break-ins, earthquakes and similar events. We do not currently maintain back-up power systems at our fulfillment centers. While we maintain disaster recovery and business continuity measures, we cannot guarantee these will be sufficient to avoid material harm during a significant interruption in the operations at our fulfillment centers. In addition, alternative arrangements may not be available, or if they are available, may increase the cost of fulfillment. Any interruptions in our fulfillment operations for any significant period of time, including interruptions resulting from the expansion of our existing facilities or the transfer of operations to a new facility, could damage our reputation and brand and substantially harm our business and results of operations.

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

If we are unable to substantially utilize our net operating loss (“NOLs”) carry-forwards, our financial results may be adversely affected.

As of July 4, 2026, our NOL carryforwards for federal and state were $145,547 and $106,502, respectively.

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

Changes in U.S. and foreign governments’ trade policies have resulted in, and may continue to result in, tariffs on imports into and exports from the U.S., among other restrictions. Throughout 2018 and 2019, and just recently in 2025, the U.S. imposed tariffs on imports from several countries, including China. In February 2025, the U.S. administration announced increased tariffs on imports from China, where generally around 20% of our private label products are sourced, and our remaining private label products are imported from Taiwan and other countries. Following the U.S. administration’s announcements, China also announced corresponding retaliatory tariff measures. On February 20, 2026, the United States Supreme Court issued a ruling relating to tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) and held that IEEPA does not authorize the President to impose tariffs, which invalidated tariffs imposed pursuant to that authority. However, tariffs imposed under other legal authorities (including, for example, Sections 301 and 232) may remain in effect, and the U.S. administration has announced new tariff measures under other authorities, including a temporary import surcharge under Section 122 (which is subject to statutory duration limits and may be extended only by an Act of Congress).We are closely monitoring this evolving situation and evaluating our responses, which may include price adjustments or other cost-mitigation measures. However, there can be no assurance that we will be able to fully mitigate the impact of such tariffs or trade restrictions. If tariffs are imposed on imports of our products, or retaliatory trade measures are  taken by China or other countries in response to existing or future tariffs, we could be forced to raise prices on all of our imported products or make changes to our operations, any of which could materially harm our revenue or operating results. Any additional future tariffs or quotas imposed on our products or related materials may impact our sales, gross margin and profitability if we are unable to pass increased prices onto our customers. Currently, we cannot fully determine how these tariffs will affect our business operations. The overall impact on our business will be influenced by several variables, including the duration and potential expansion of current tariffs, future changes to tariff rates, scope, or enforcement, retaliatory measures by impacted trade partners, inflationary effects and broader macroeconomic responses, changes to consumer purchasing behavior, ability to pass-through cost increases to the customer, and the effectiveness of our responses in managing these challenges.

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

Our use of artificial intelligence (“AI”), including our recently launched AI-powered shopping assistant, and our AI-enabled call center technology, may expose us to operational, legal, regulatory, cybersecurity, competitive, and reputational risks that could adversely affect our business, financial condition, and results of operations. AI-enabled tools—particularly those that interact directly with customers—can produce inaccurate, incomplete, misleading, biased, offensive, or otherwise inappropriate outputs, including incorrect product recommendations, comparisons, compatibility guidance, promotional or pricing-related information, or other statements that customers may rely upon when making purchasing decisions. We have implemented a responsible AI usage policy. However, even if we employ testing, monitoring, and human oversight, AI systems are probabilistic and may perform inconsistently, may be vulnerable to manipulation (including prompt-based attacks), and may create elevated customer service burdens, increased returns, chargebacks, or disputes, any of which could harm conversion, retention, and brand trust. Similar to other e-commerce and commerce-technology companies, our AI efforts also depend on data quality and model performance; training data or inputs may be incomplete or biased, and outputs may give rise to claims of unfairness, discrimination, or deceptive practices, as well as diminished customer confidence in our platform.

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

Since the completion of our initial public offering in February 2007 through July 4, 2026, the trading price of our common stock has been volatile. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

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

The outstanding Convertible Notes are payable at their maturity in September 2028, or upon an earlier change of control of the Company, at the election of the holders. Even if the holders desire to convert the Convertible Notes, we may be restricted from issuing shares of common stock upon such conversion due to, among other things, CFIUS restrictions, Nasdaq limitations, or insufficient authorized shares of common stock. If we are not able to issue shares of common stock upon a conversion of the Convertible Notes, or if the holders do not elect to convert the Convertible

Notes when due upon their maturity or an earlier change of control or event of default, we will need to repay the Convertible Notes and accrued interest with cash.

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

While management has concluded that our internal controls over financial reporting were effective as of July 4, 2026, we have in the past identified, and could in the future identify, a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.

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

We cannot guarantee that our share repurchase program, if any, will enhance shareholder value, and share repurchases could affect the price of our common stock.

Our Board of Directors has periodically authorized share repurchases in the past. Although our previous share repurchase program expired on July 26, 2026, the Company may evaluate or adopt new share repurchase programs in the future. However, any such share repurchase program will not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. Share repurchases could affect the price of our common stock, increase volatility, and diminish our cash reserves, and there can be no guarantee that repurchases made under our previous share repurchase program or any future share repurchase program, if any, will enhance shareholder value.

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

Our common stock is currently listed on the Nasdaq Capital Market of The Nasdaq Stock Market, LLC (“Nasdaq”), which has qualitative and quantitative continued listing criteria. However, we cannot assure you that our common stock will continue to be listed on Nasdaq in the future. In order to continue listing our common stock on Nasdaq, we are required to meet the continued listing requirements of Nasdaq and other Nasdaq rules, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price and certain other corporate governance requirements. In particular, we are required to maintain a minimum bid price for our listed common stock of $1.00 per share. If we do not meet these continued listing requirements, our common stock could be delisted.

Even though we have been able to regain compliance with applicable Nasdaq continued listing requirements, there can be no assurance that we will be able to maintain such compliance in the future or that our securities, if delisted from Nasdaq in the future, would be listed on a national securities exchange, a national quotation service, the over-the-counter markets or the pink sheets. Delisting from Nasdaq, or even the issuance of a notice of potential delisting, would also result in negative publicity, make it more difficult for us to raise additional capital, adversely affect the market liquidity of our securities, decrease securities analysts’ coverage of us or diminish investor, supplier and employee confidence, any or all of which could materially adversely affect our business and results of operations.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the thirteen weeks ended July 4, 2026, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

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

3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 21, 2026).

4.1

Amendment No. 2 dated May 11, 2026 to the Tax Benefits Preservation Plan, dated April 5, 2024, by and between CarParts.com, Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 11, 2026).

10.1+

Form of Loan and Security Agreement dated June 15, 2026, by and between CarParts.com, Inc., and First Business Specialty Finance, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 16, 2026).

10.2+

Security Agreement dated June 15, 2026, by and between the subsidiary guarantors party thereto and First Business Specialty Finance, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 16, 2026).

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

Date:	August 6, 2026	CARPARTS.COM, INC.

		By:	/s/ David Meniane
David Meniane
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Mark DiSiena
Mark DiSiena
Interim Chief Financial Officer
(Principal Financial Officer)