Form 10-Q
period 2026-10-03
CarParts.com, Inc.
filed 2026-10-30
CIK 1378950

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2026

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

(424) 702-1455

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	PRTS	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ⌧    No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ⌧    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of October 26, 2026, the registrant had 8,088,082 shares of common stock outstanding, $0.001 par value.

CARPARTS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 3, 2026

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

`PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, In Thousands, Except Par Value Data)

	October 3,	January 3,
	2026	2026
ASSETS
Current assets:
Cash and cash equivalents	$33,779	$25,821
Accounts receivable, net	9,859	7,061
Inventory, net	76,893	95,180
Other current assets	7,638	6,996
Total current assets	128,169	135,058
Property and equipment, net	17,428	20,191
Right-of-use - assets - operating leases, net	15,504	18,586
Right-of-use - assets - finance leases, net	5,292	7,233
Other non-current assets	5,147	3,788
Total assets	$171,540	$184,856
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,261	$44,884
Accrued expenses	23,850	24,642
Right-of-use - obligation - operating, current	4,958	4,858
Right-of-use - obligation - finance, current	2,005	2,767
Other current liabilities	4,422	4,090
Total current liabilities	75,496	81,241
Convertible notes payable	25,545	25,161
Right-of-use - obligation - operating, non-current	12,180	15,771
Right-of-use - obligation - finance, non-current	4,815	6,082
Other non-current liabilities	—	3,125
Total liabilities	118,036	131,380
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 8,070 and 7,005 shares issued and outstanding as of October 3, 2026 and January 3, 2026 (of which 378 are treasury stock)	8	7
Treasury stock	(11,912)	(11,912)
Additional paid-in capital	354,695	344,176
Accumulated other comprehensive income	—	1,223
Accumulated deficit	(289,287)	(280,018)
Total stockholders’ equity	53,504	53,476
Total liabilities and stockholders' equity	$171,540	$184,856

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in Thousands, Except Per Share Data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2026	2025	2026	2025
Net sales	$129,331	$127,769	$396,932	$427,096
Cost of sales (1)	86,150	85,494	265,753	287,695
Gross profit	43,181	42,275	131,179	139,401
Operating expense	46,954	52,313	141,227	177,002
Loss from operations	(3,773)	(10,038)	(10,048)	(37,601)
Other income (expense):
Other income, net	161	(203)	711	238
Interest expense	(421)	(585)	(1,242)	(1,227)
Total other expense, net	(260)	(788)	(531)	(989)
Loss before income taxes	(4,033)	(10,826)	(10,579)	(38,590)
Income tax provision (benefit)	74	59	(1,310)	289
Net loss	(4,107)	(10,885)	$(9,269)	$(38,879)
Net loss per share:
Basic and diluted net loss per share	$(0.53)	$(1.87)	$(1.23)	$(6.37)
Weighted-average common shares outstanding:
Shares used in computation of basic and diluted net loss per share	7,697	5,819	7,508	6,107
(1)	Excludes depreciation and amortization expense which is included in operating expense.

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, In Thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance, December 28, 2024	5,745	$6	$325,601	$(11,912)	$1,055	$(229,575)	$85,175
Net loss	—	—	—	—	—	(15,283)	(15,283)
Issuance of shares in connection with restricted stock units vesting	72	—	(396)	—	—	—	(396)
Issuance of shares in connection with BOD fees	1	—	11	—	—	—	11
Issuance of shares in connection with ESPP	11	—	96	—	—	—	96
Share-based compensation	—	—	3,166	—	—	—	3,166
Balance, March 29, 2025	5,829	$6	$328,479	$(11,912)	$1,055	$(244,858)	$72,770
Net loss	—	—	—	—	—	(12,711)	(12,711)
Issuance of shares in connection with restricted stock units vesting	45	—	(69)	—	—	—	(69)
Issuance of shares in connection with BOD fees	2	—	14	—	—	—	14
Share-based compensation	—	—	2,441	—	—	—	2,441
Balance, June 28, 2025	5,876	$6	$330,866	$(11,912)	$1,055	$(257,569)	$62,445
Net loss	—	—		—	—	(10,885)	(10,885)
Issuance of shares in connection with restricted stock units vesting	16	—	(53)	—	—	—	(53)
Issuance of shares in connection with BOD fees	2	—	15	—	—	—	15
Issuance of shares in connection with ESPP	9	—	57	—	—	—	57
Issuance of shares in connection with equity purchase agreement	1,032	1	10,732	—	—	—	10,733
Issuance costs in connection with equity purchase agreement		—	(383)	—	—	—	(383)
Share-based compensation	—	—	2,227	—	—	—	2,227
Balance, September 27, 2025	6,935	$7	$343,461	$(11,912)	$1,055	$(268,454)	$64,156

Balance, January 3, 2026	7,005	$7	$344,176	$(11,912)	$1,223	$(280,018)	$53,476
Net loss	—	—	—	—	—	(1,940)	(1,940)
Issuance of shares in connection with restricted stock units vesting	41	—	(77)	—	—	—	(77)
Issuance of shares in connection with BOD fees	2	—	12	—	—	—	12
Issuance of shares in connection with equity purchase agreement	1,000	1	7,999	—	—	—	8,000
Issuance costs in connection with equity purchase agreement	—	—	(36)	—	—	—	(36)
Share-based compensation	—	—	1,395	—	—	—	1,395
Deconsolidation from the sale of subsidiary	—	—	—	—	(1,223)	—	(1,223)
Balance, April 4, 2026	8,048	$8	$353,468	$(11,912)	$—	$(281,958)	$59,606
Net loss	—	—	—	—	—	(3,222)	(3,222)
Issuance of shares in connection with restricted stock units vesting	9	—	(51)	—	—	—	(51)
Issuance of shares in connection with BOD fees	1	—	12	—	—	—	12
Issuance costs in connection with equity purchase agreement	—	—	(19)	—	—	—	(19)
Share-based compensation	—	—	466	—	—	—	466
Balance, July 4, 2026	8,058	$8	$353,876	$(11,912)	$—	$(285,180)	$56,792
Net loss	—	—	—	—	—	(4,107)	(4,107)
Issuance of shares in connection with restricted stock units vesting	10	—	(30)	—	—	—	(30)
Issuance of shares in connection with BOD fees	2	—	12	—	—	—	12
Share-based compensation	—	—	837	—	—	—	837
Balance, October 3, 2026	8,070	$8	$354,695	$(11,912)	$—	$(289,287)	$53,504

See accompanying notes to consolidated financial statements (unaudited).

CARPARTS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, In Thousands)

	Thirty-Nine Weeks Ended
	October 3,	September 27,
	2026	2025
Operating activities
Net loss	$(9,269)	$(38,879)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	12,322	15,702
Amortization of intangible assets	25	40
Noncash interest expense	384	24
Share-based compensation expense	3,259	7,434
Stock awards issued for non-employee director service	36	40
Gain on sale of subsidiary	(2,292)	—
Amortization of deferred financing costs	419	84
Loss from disposition of assets	—	4
Loss on early lease termination	—	393
Changes in operating assets and liabilities:
Accounts receivable	(2,798)	(1,251)
Inventory	18,287	(3,930)
Other current assets	(1,042)	(113)
Other non-current assets	(1,941)	(486)
Accounts payable and accrued expenses	(5,954)	(5,151)
Other current liabilities	331	(509)
Right-of-use obligation - operating leases - current	607	(150)
Right-of-use obligation - operating leases - long-term	(893)	8
Other non-current liabilities	(1,438)	263
Net cash provided by (used in) operating activities	10,043	(26,477)
Investing activities
Additions to property and equipment	(7,553)	(6,281)
Proceeds from sale of subsidiary	300	—
Net cash used in investing activities	(7,253)	(6,281)
Financing activities
Borrowings from revolving loan payable	97	20,565
Payments made on revolving loan payable	(97)	(20,565)
Proceeds from convertible notes payable	—	25,000
Payments made on finance leases	(2,028)	(2,615)
Net proceeds from issuance of common stock for ESPP	—	154
Proceeds from issuance of common stock	8,000	10,733
Payment of issuance costs - common stock	(54)	(383)
Statutory tax withholding payment for share-based compensation	(157)	(517)
Net cash provided by financing activities	5,761	32,372
Effect of exchange rate changes on cash	(593)	—
Net change in cash and cash equivalents	7,958	(386)
Cash and cash equivalents, beginning of period	25,821	36,397
Cash and cash equivalents, end of period	$33,779	$36,011
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use operating asset acquired	$2,391	$—
Accruals for property and equipment	$494	$396
Share-based compensation expense capitalized in property and equipment	$299	$685
Accrued issuance costs - purchase agreement	$—	$550
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$8	$152
Cash paid during the period for interest	$869	$1,094
Cash received during the period for interest	$587	$631

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

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated balance sheets of the Company as of October 3, 2026 and January 3, 2026, the consolidated results of operations for the thirteen and thirty-nine weeks ended October 3, 2026 and September 27, 2025, and the consolidated statements of cash flows for the thirty-nine weeks ended October

3, 2026 and September 27, 2025. The Company’s results for the interim periods are not necessarily indicative of the results that may be expected for any other interim period, or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 3, 2026, which was filed with the SEC on March 5, 2026 and all our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2025 fiscal year, and throughout the date of this report.

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

Sale of Subsidiary

On January 27, 2026, the Company sold 100% of the issued and outstanding shares of its Philippines subsidiary to a third party. The third party integrated the subsidiary into their organization, and the Company still utilizes the teams across customer service, back office, finance and accounting, marketing and technology. As of January 3, 2026, accumulated other comprehensive income (“AOCI”) of $1,223 included cumulative foreign currency translation adjustments related to the Philippines subsidiary. As a result of the sale, on January 27, 2026, the Philippines subsidiary was deconsolidated from our consolidated financial statements, including the AOCI balance which was reclassified as a component of the $2,292 gain on sale of subsidiary that was recorded in operating expense in the consolidated statements of operations in the thirty-nine weeks ended October 3, 2026.

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

Note 2 – Borrowings

Convertible Notes Payable

The Company maintains a Credit Facility that provides for, among other things, a revolving commitment, which is subject to a borrowing base derived primarily from cash and cash equivalents, certain receivables and inventory. On September 8, 2025, the Company entered into a purchase agreement (“Purchase Agreement”) with certain investors, pursuant to which the Company issued convertible notes (the “Convertible Notes”) with an aggregate principal amount of $25,000 and issued and sold $10,733 in gross proceeds of common stock (see “Note 3 - Stockholders’ Equity and Share-Based Compensation”). The Convertible Notes accrue interest quarterly at a rate of two percent (2%) per annum, payable in kind. The maturity date is September 10, 2028. The outstanding Convertible Notes principal balance, plus any unpaid and accrued interest, is convertible at the option of the investors into shares of common stock of the Company at the maturity date, at a conversion price of $12.00 per share (“Conversion Price”). As of October 3, 2026 and January 3, 2026, the Convertible Notes payable balance was $25,545 and $25,161, respectively.

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

As of October 3, 2026 and January 3, 2026, the outstanding revolving loan balance was $0 and $0, respectively. As of October 3, 2026 and January 3, 2026, the outstanding standby letters of credit balance was $0 and $680, respectively, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheets. On September 2, 2026, the Company entered into the First Amendment to the FBSF Loan and Security Agreement. This First Amendment provided for a separate revolving line of credit for capital expenditures (“Capex Revolver”) for an aggregated maximum principal amount of up to $1,500, and bears interest at a per annum rate equal to the One-Month Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 3.25% per annum. As of October 3, 2026, the outstanding Capex Revolver balance was $0.

Loans drawn under the Credit Facility bear interest at a per annum rate equal to the One-Month SOFR plus an applicable margin of 3.25% per annum. In addition, if the sum of the Company’s cash balance and availability under the Credit Facility is less than $15,000, or if the Company’s availability under the Credit Facility is less than $7,500, then the Company must maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1 to 1.0, tested quarterly on a trailing four-quarter basis.

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

Options and Restricted Stock Units

The Company had the following common stock option activity during the thirty-nine weeks ended October 3, 2026:

●	Granted options to purchase 0 common shares.
●	Exercise of 0 options to purchase common shares.
●	Forfeiture of 0 options to purchase common shares.
●	Cancellation of 66 options to purchase common shares.

The following table summarizes the Company’s restricted stock unit ("RSU") and restricted stock award (“RSA”) activity for the thirty-nine weeks ended October 3, 2026, and details regarding the awards outstanding and exercisable as of October 3, 2026 (in thousands):

		Weighted Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value
Vested and expected to vest as of January 3, 2026	573
Awarded	317
Vested	(86)
Forfeited	(126)
Awards outstanding, October 3, 2026	678	$13.02	$5,848
Vested and expected to vest as of October 3, 2026	583	$13.84	$5,035

During the thirty-nine weeks ended October 3, 2026, 86 RSUs and RSAs that vested were time-based.

For the thirteen and thirty-nine weeks ended October 3, 2026, we recorded compensation costs related to stock options, RSUs and RSAs of $1,120 and $3,559, respectively. For the thirteen and thirty-nine weeks ended September 27, 2025, we recorded compensation costs related to stock options, RSUs and RSAs of $2,472 and $8,119, respectively. As of October 3, 2026, there was unrecognized compensation expense related to stock options, RSUs and RSAs of $3,775 that will be expensed through September 2030.

Note 4 – Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net loss per share:
Numerator:
Net loss allocable to common shares	$(4,107)	$(10,885)	$(9,269)	$(38,879)
Denominator:
Weighted-average common shares outstanding (basic and diluted)*	7,697	5,819	7,508	6,107
Basic and diluted net loss per share*	$(0.53)	$(1.87)	$(1.23)	$(6.37)

*Periods were retroactively adjusted for the effect of the Reverse Stock Split (see “Note 3 - Stockholders’ Equity and Share-Based Compensation” for further information).

For the thirteen and thirty-nine weeks ended October 3, 2026 and September 27, 2025, all outstanding potentially dilutive securities, including the Convertible Notes, have been excluded from the calculation of diluted net loss per share as the effect of including such securities and Convertible Notes would have been anti-dilutive.

Note 5 – Income Taxes

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2021-2025 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2022-2025 remain open.

For the thirteen and thirty-nine weeks ended October 3, 2026, the effective tax rate for the Company was (1.8)% and 12.4%, respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, the write-off of an accrued withholding tax associated with the disposition of the Philippines subsidiary, and a change in the valuation allowance that offset the tax on the current period pre-tax loss.

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

The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the thirty-nine weeks ended October 3, 2026, there was no material change from the fiscal year ended January 3, 2026 in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

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

IEEPA Tariffs. On February 20, 2026, the U.S. Supreme Court issued a ruling relating to tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). In April 2026, the U.S. Customs and Border Protection (“CBP”) released the Consolidated Administration and Processing Entries (“CAPE”) functionality to facilitate a phased approach to process IEEPA tariff refunds. As a result, the Company has been recovering the IEEPA tariffs and has received tariff refunds of approximately $4,900 as of October 3, 2026. For the thirty-nine weeks ended October 3, 2026, the Company recorded a $2,400 benefit for the tariffs associated with inventory already sold in cost of sales and recorded $90 in other income on the consolidated statements of operations, and the remaining refund received reduced the carrying value of inventory by approximately $2,400 on the consolidated balance sheet as of October 3, 2026. These refunds represent the recovery of duties the Company previously paid and recognized in cost of goods sold in prior periods. As tariff costs have been recovered, the Company has adjusted product pricing to reflect its lower landed costs and to remain competitive in the market, and may continue adjusting pricing in future periods as additional refunds are realized. Any remaining estimated tariff refunds to be realized will be recognized when the requirements under ASC 450, Contingencies, have been met.

Note 7 – Product Information

As described in Note 1 above, the Company’s products consist of replacement parts serving the wear and tear and body repair market, hard parts to serve the maintenance and repair market, and other parts and accessories. The following table summarizes the approximate distribution of the Company’s revenue by product type.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
House Brands
Replacement Parts	58%	63%	61%	62%
Hard Parts	14%	19%	15%	19%
Other	1%	1%	1%	1%

Branded
Replacement Parts	3%	2%	2%	2%
Hard Parts	23%	14%	20%	15%
Other	1%	1%	1%	1%

Total	100%	100%	100%	100%

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

The CODM is regularly provided with significant segment expenses. The following table summarizes the Company’s segment net sales, significant segment expenses, and segment loss:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net sales	$129,331	$127,769	$396,932	$427,096
Product COGS	64,591	61,722	195,675	206,276
Freight and fuel surcharge expense	21,560	23,773	70,079	81,419
Advertising expense	17,640	17,781	53,809	65,097
Employee payroll expense	13,130	17,035	40,658	56,514
Rent and facilities expense	3,150	3,556	9,724	10,466
Depreciation and amortization	3,790	5,242	12,322	15,702
Stock compensation expense	1,016	2,289	3,259	7,434
Other segment items(1)	8,302	6,863	20,021	22,472
Interest (income) expense, net	260	394	655	595
Net loss	$(4,107)	$(10,885)	$(9,269)	$(38,879)
(1)	Other segment items primarily includes technology expense, general and administrative expense, fulfillment expense, marketing expense and the gain on sale of subsidiary.

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

Industry-wide trends that support our strategy and future growth include:

1.Number of SKUs required to serve the market. The number of automotive SKUs has grown dramatically over the last several years. In today’s market, unless the consumer is driving a high volume produced vehicle and needs a simple maintenance item, the part they need is not typically on the shelf at a brick-and-mortar store. We believe our user-friendly flagship website and mobile app provides customers with a favorable alternative to the brick-and-mortar shopping experience by offering a comprehensive selection of approximately 1,738,000 SKUs with detailed product descriptions, attributes and photographs combined with the flexibility of fulfilling orders using both drop-ship and stock-and-ship methods.
2.U.S. vehicle fleet expanding and aging. The average age of U.S. light vehicles, an indicator of auto parts demand, reached a new record-high of 12.9 years in 2026, according to the U.S. Auto Care Association. We believe an increasing vehicle base and rising average age of vehicles will have a positive impact on overall aftermarket parts demand because older vehicles generally require more repairs. In many cases we believe these older vehicles are driven by Do-It-Yourself (“DIY”) car owners who are more likely to handle any necessary repairs themselves rather than taking their car to the professional repair shop.
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

Executive Summary

For the third quarter of 2026, we generated net sales of $129,331, compared with $127,769 for the third quarter of 2025, representing an increase of 1.2%. We incurred a net loss of $4,107 for the third quarter of 2026 compared to a net loss of $10,885 for the third quarter of 2025. Our net loss before interest expense, net, income tax provision (benefit), depreciation and amortization expense, amortization of intangible assets, plus share-based compensation expense, workforce transition costs, gain on sale of subsidiary, strategic alternatives exploration costs and distribution center costs (“Adjusted EBITDA”) was $1,042 in the third quarter of 2026 compared to $(2,495) in the third quarter of 2025. Adjusted EBITDA is not a Generally Accepted Accounting Principle (“GAAP”) measure. See the section below titled “Non-GAAP measures” for information regarding our use of Adjusted EBITDA and a reconciliation from net loss.

Net sales increased by 1.2% to $129,331 in the third quarter of 2026 compared to the third quarter of 2025. The increase in net sales was primarily attributable to an increase in consumer demand, while still maintaining our focus on advertising spend optimization. Gross profit increased by 2.1% to $43,181 and gross margin increased 30 basis points to 33.4% compared to 33.1% in the third quarter of 2025. The increase in gross margin was primarily driven by favorable freight costs. The impact from the tariff refunds was immaterial in the third quarter of 2026. The YTD Q3 2026 impact from tariff refunds resulted in a $2,400 benefit to cost of sales.

In October 2026, we received a letter from one of our large third-party marketplace partners stating that our planned launch of CarParts Connect creates a conflict of interest and that the partner intends to terminate our seller relationship when that launch occurs. We value this relationship and expect to spend the coming weeks and months in discussions with the partner to find a mutually acceptable solution. There can be no assurance that these discussions will lead to a resolution on acceptable terms or at all. If the partner terminates our seller relationship, sales through this channel, could decline or cease, which could adversely affect our business, financial condition and results of operations.

Total expenses, which primarily consisted of cost of sales and operating expense, decreased in the third quarter of 2026 compared to the same period in 2025. The changes in both cost of sales and operating expense are described in further detail under — “Results of Operations” below.

Non-GAAP measures

Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the Exchange Act, define and prescribe the conditions for use of certain non-GAAP financial information. We provide EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. EBITDA consists of net loss before interest expense, net; income tax provision (benefit); depreciation and amortization expense; amortization of intangible assets; while Adjusted EBITDA consists of EBITDA before share-based compensation expense, workforce transition costs, gain on sale of subsidiary, strategic alternatives exploration costs and distribution center costs.

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

The table below reconciles net loss to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net loss	$(4,107)	$(10,885)	$(9,269)	$(38,879)
Depreciation & amortization	3,790	5,242	12,322	15,702
Amortization of intangible assets	9	13	25	40
Interest expense, net	260	394	655	595
Income tax provision (benefit)	74	59	(1,310)	289
EBITDA	$26	$(5,177)	$2,423	$(22,253)
Stock compensation expense	$1,016	$2,289	$3,259	$7,434
Workforce transition costs(1)	—	—	—	1,657
Gain on sale of subsidiary(2)	—	—	(2,292)	—
Strategic alternatives exploration costs(3)	—	—	—	929
Distribution center costs(4)	—	393	—	393
Adjusted EBITDA	$1,042	$(2,495)	$3,390	$(11,840)
(1)	We incurred workforce transition costs, primarily related to severance, mainly as part of our workforce reductions during 2025.
(2)	On January 27, 2026, the Philippines subsidiary was deconsolidated from our consolidated financial statements and a gain on sale of subsidiary was recorded in operating expense in the consolidated statements of operations.
(3)	We incurred certain costs, primarily legal and advisor costs, attributable to our exploration of strategic alternatives during 2025.
(4)	In September 2025, we recorded a $393 loss on early lease termination in connection with a lease termination agreement related to the closure of our Virginia distribution center.

Results of Operations

The following table sets forth selected statements of operations data for the periods indicated, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.6	66.9	67.0	67.4
Gross profit	33.4	33.1	33.0	32.6
Operating expense	36.3	40.9	35.6	41.4
Loss from operations	(2.9)	(7.8)	(2.6)	(8.8)
Other income (expense):
Other income, net	0.1	(0.2)	0.2	0.1
Interest expense	(0.3)	(0.5)	(0.3)	(0.3)
Total other income (expense), net	(0.2)	(0.6)	(0.1)	(0.2)
Loss before income taxes	(3.1)	(8.4)	(2.7)	(9.0)
Income tax provision (benefit)	0.1	0.1	(0.3)	0.1
Net loss	(3.2)%	(8.5)%	(2.3)%	(9.1)%

Thirteen and Thirty-Nine Weeks Ended October 3, 2026 Compared to the Thirteen and Thirty-Nine Weeks Ended September 27, 2025

Net Sales and Gross Margin

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025

	(in thousands)		(in thousands)
Net sales	$129,331	$127,769	$396,932	$427,096
Cost of sales	86,150	85,494	265,753	287,695
Gross profit	$43,181	$42,275	$131,179	$139,401
Gross margin	33.4%	33.1%	33.0%	32.6%

Net sales increased $1,562, or 1.2%, for the third quarter of 2026 compared to the same period in 2025. Net sales decreased $30,164, or 7.1%, for the thirty-nine weeks ended October 3, 2026 (“YTD Q3 2026”) compared to the same period in 2025. The net sales increase for the third quarter of 2026 was primarily attributable to an increase in consumer demand, while still maintaining our focus on advertising spend optimization. The net sales decrease for YTD Q3 2026 was attributable to initiatives to improve profitability, including the rationalization of advertising spend through reduced investment in lower-margin customers and customers with lower lifetime values (“LTVs”).

Gross profit increased $906, or 2.1%, for the third quarter of 2026 compared to the same period in 2025, and decreased $8,222, or 5.9%, in YTD Q3 2026 compared to the same period in 2025. Gross margin increased 30 basis points to 33.4% in the third quarter of 2026 compared to 33.1% in the third quarter of 2025, and gross margin increased 40 basis points to 33.0% in YTD Q3 2026 compared to the same period of 2025. The increase in gross margin was primarily driven by favorable freight costs, in addition to the impact from the tariff refunds in YTD Q3 2026.

Operating Expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025

	(in thousands)		(in thousands)
Operating expense	$46,954	$52,313	$141,227	$177,002
Percent of net sales	36.3%	40.9%	35.6%	41.4%

Operating expense decreased $5,359, or 10.2%, and decreased $35,775 or 20.2%, for the third quarter of 2026 and YTD Q3 2026, respectively, compared to the same periods in 2025. The decrease in operating expense was primarily attributable to lower distribution center costs, favorable advertising spend and favorable payroll costs due to headcount reductions.

Total Other Expense, Net

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025

	(in thousands)		(in thousands)
Total other expense, net	$(260)	$(788)	$(531)	$(989)
Percent of net sales	(0.2)%	(0.6)%	(0.1)%	(0.2)%

Total other expense, net, decreased $528, or 67.0%, and decreased $458, or 46.3%, for the third quarter of 2026 and YTD Q3 2026, respectively, compared to the same periods in 2025. The third quarter change and YTD Q3 2026 change were primarily driven by interest expense from the Convertible Notes that we issued in September 2025, partially offset by an increase in other income.

Income Tax (Benefit) Provision

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025

	(in thousands)		(in thousands)
Income tax provision (benefit)	$74	$59	$(1,310)	$289
Percent of net sales	0.1%	0.0%	(0.3)%	0.1%

For the thirteen and thirty-nine weeks ended October 3, 2026, our effective tax rate was (1.8)% and 12.4%, respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, the write-off of an accrued withholding tax associated with the disposition of the Philippines subsidiary, and a change in the valuation allowance that offset the tax of the current period pre-tax loss.

For the thirteen and thirty-nine weeks ended September 27, 2025, our effective tax rate was (0.5)% and (0.7)%, respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, income of our Philippines subsidiary that is subject to different effective tax rates, share-based compensation that is either not deductible for tax purposes or for which the tax deductible amount is different than the financial reporting amount, and a change in the valuation allowance that offset the tax of the current period pre-tax loss.

We account for income taxes in accordance with ASC Topic 740 – Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. We currently have a full valuation allowance against our deferred tax assets. As of each reporting date, our management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the thirty-nine weeks ended October 3, 2026, there was no material change from the fiscal year ended January 3, 2026 in the amount of our deferred tax assets that are not considered to be more likely than not to be realized in future years.

Foreign Currency

The impact of foreign currency is mainly related to sales of our products in Canada and was not material to our operations. On January 27, 2026, we sold 100% of the issued and outstanding shares of our Philippines subsidiary to a third party. As a result, the Philippines subsidiary was deconsolidated from our consolidated financial statements.

Liquidity and Capital Resources

Sources of Liquidity

During the thirty-nine weeks ended October 3, 2026, we primarily funded our operations with cash and cash equivalents generated from operations and issuance of common stock for $8,000 of gross proceeds (see “Note 3 - Stockholders’ Equity and Share-Based Compensation”). As of October 3, 2026 and January 3, 2026, our outstanding revolving loan balance under our Credit Facility was $0 and $0, respectively. We had cash and cash equivalents of $33,779 as of October 3, 2026, representing a $7,958 increase from $25,821 of cash as of January 3, 2026. Based on our current operating plan, we believe that our existing cash and cash equivalents, investments, cash flows from operations and available funds under our Credit Facility will be sufficient to finance our operations through at least the next twelve months (see “Debt and Available Borrowing Resources” and “Funding Requirements” below).

Working Capital

As of October 3, 2026 and January 3, 2026, our working capital was $52,673 and $53,817, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the thirty-nine weeks ended October 3, 2026 and September 27, 2025 (in thousands):

	Thirty-Nine Weeks Ended
	October 3, 2026	September 27, 2025
Net cash provided by (used in) operating activities	$10,043	$(26,477)
Net cash used in investing activities	(7,253)	(6,281)
Net cash provided by financing activities	5,761	32,372
Effect of exchange rate changes on cash	(593)	—
Net change in cash and cash equivalents	$7,958	$(386)

Operating Activities

Net cash provided by (used in) operating activities for the thirty-nine weeks ended October 3, 2026 and September 27, 2025 was $10,043 and ($26,477), respectively. The increase was primarily driven by a lower net loss in the thirty-nine weeks ended October 3, 2026 and a higher net cash inflow from the change in working capital.

Investing Activities

For the thirty-nine weeks ended October 3, 2026, net cash used in investing activities was primarily the result of additions to property and equipment of $7,553, which are mainly related to capitalized website and software development costs. For the thirty-nine weeks ended September 27, 2025, net cash used in investing activities was primarily the result of additions to property and equipment of $6,281, which are mainly related to capitalized website and software development costs.

Financing Activities

Net cash provided by financing activities was $5,761 for the thirty-nine weeks ended October 3, 2026, primarily due to $8,000 of gross proceeds from the issuance of common stock, partially offset by $2,028 of payments made on finance leases. Net cash provided by financing activities was $32,372 for the thirty-nine weeks ended September 27, 2025, primarily due to the issuance of the Convertible Notes with an aggregate principal amount of $25,000 in addition to $10,733 of gross proceeds from the issuance of common stock, partially offset by $2,615 of payments on finance leases.

Debt and Available Borrowing Resources

Total debt was $32,365 as of October 3, 2026 compared to $34,010 as of January 3, 2026 and primarily consists of Convertible Notes payable and right-of-use obligations – finance.

Convertible Notes Payable

On September 8, 2025, we entered into a Purchase Agreement with certain investors, pursuant to which we issued Convertible Notes with an aggregate principal amount of $25,000. The Convertible Notes accrue interest quarterly at a rate of two percent (2%) per annum, payable in kind. The maturity date is September 10, 2028. The outstanding Convertible Notes principal balance, plus any unpaid and accrued interest, is convertible at the option of the investors into shares of our common stock at the maturity date, at a Conversion Price of $12.00 per share. As of October 3, 2026 and January 3, 2026, the Convertible Notes payable balance was $25,545 and $25,161, respectively.

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

On September 2, 2026, we entered into the First Amendment to the FBSF Loan and Security Agreement. This First Amendment provided for a separate revolving line of credit for capital expenditures (“Capex Revolver”) for an aggregated maximum principal amount of up to $1,500, and bears interest at a per annum rate equal to the One-Month Term SOFR plus an applicable margin of 3.25% per annum. As of October 3, 2026, the outstanding Capex Revolver balance was $0. The foregoing description of the First Amendment does not purport to be complete and is qualified in its entirety by reference to the full First Amendment, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and incorporated herein by reference.

As of October 3, 2026 and January 3, 2026, our outstanding revolving loan balance was $0 and $0, respectively. As of October 3, 2026 and January 3, 2026, the outstanding standby letters of credit balance was $0 and $680, respectively, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheets. Loans drawn under the Credit Facility bear interest at a per annum rate equal to the One-Month Term SOFR plus an applicable margin of 3.25% per annum.

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

There were no significant changes to our critical accounting policies during the thirteen weeks ended October 3, 2026. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations (for further detail, refer to our Annual Report on Form 10-K for the fiscal year ended January 3, 2026 that we filed with the SEC on March 5, 2026):

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

Interest Rate Risk

We are subject to interest rate risk in connection with our revolving loan under our Credit Facility, which bears an interest rate based on SOFR, plus an applicable margin. As of October 3, 2026, we had a balance of $0 outstanding under our revolving loan. A hypothetical 100 basis point change in interest rates would not materially affect our interest expense and cash flows. The Convertible Notes accrue interest quarterly at a fixed rate of two percent (2%) per annum, payable in kind. Therefore, minimal interest rate risk exists for the Convertible Notes.

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

Risk Factors Summary

Our business and industry are subject to a number of risks that could adversely affect our business, financial condition and operating results. These risks are discussed in more detail below and include, but are not limited to, risks related to the following:

Risks Related To Our Operations

●	We are dependent upon relationships with suppliers in Taiwan and China for the majority of our products.
●	Increases in delivery fees could adversely affect our financial condition.
●	Higher wage costs due to changes in federal and state minimum wage laws could adversely affect our business.
●	If commodity prices such as fuel, plastic and steel increase, our margins may be negatively impacted.
●	Purchasers of aftermarket auto parts may not choose to shop online.
●	Shifting online consumer behavior of purchasers of aftermarket auto parts.
●	If hosts of third-party marketplaces limit our access, we could lose a substantial portion of our revenues.
●	During the third quarter of 2026, we recorded a net loss, and net losses could continue in the future.
●	Our operations are restricted by our Credit Agreement, and our ability to borrow funds under our Credit Facility is subject to a borrowing base.
●	We have recorded impairment of our long-lived assets, and may need to record additional charges in the future.
●	We are highly dependent upon key suppliers.
●	If our fulfillment operations are interrupted for any significant period of time, our sales could decline.
●	We face intense competition and operate in an industry with limited barriers to entry.
●	Failure to offer a broad selection of products at competitive prices or to maintain sufficient inventory.
●	We rely on key personnel and may need additional personnel for the success and growth of our business.
●	Our business could be adversely affected by the effects from a prolonged viral outbreak or pandemic.
●	As a result of our international operations, we have foreign exchange risk.
●	Our product catalog database could be stolen, misappropriated or damaged, or a competitor might create a substantially similar catalog without infringing our rights.
●	Economic conditions have had, and may continue to have, an adverse effect on the demand for aftermarket auto parts and could adversely affect our sales and operating results.
●	The seasonality of our business places increased strain on our operations.
●	Vehicle miles driven have fluctuated and may decrease.
●	We may be required to collect and pay more sales taxes, and possibly for other fees and penalties.
●	Our ability to use net operating loss carryforwards to offset future income may be limited.
●	Our estimate of the size of our addressable market may prove to be inaccurate.

Regulatory And Litigation Risks

●	Tariffs and other restrictions imposed by the United States government.
●	We face exposure to product liability lawsuits.
●	Failure to comply with privacy laws and regulations and failure to adequately protect customer data.

●	The regulatory framework is constantly evolving, and privacy concerns could adversely affect our business.
●	Challenges by original equipment manufacturers (“OEMs”) to the validity of the auto parts industry and claims of intellectual property infringement.
●	Inability to protect our intellectual property rights.
●	We could incur substantial liabilities relating to litigation or certain laws and governmental regulations.
●	Changes in tax laws or regulations that are applied adversely to us or our customers.
●	Existing or future government regulation could expose us to liabilities and costly changes in our business.
●	We may be affected by global climate change or by legal, regulatory, or market responses to such change.
●	Potential impact from future regulation related to environmental, social and governance (“ESG”) matters.

Risks Related To Our Use Of Technology

●	Artificial intelligence presents risk and challenges that could adversely impact our business.
●	We depend on search engines and other online sources to attract visitors to our websites and marketplace channels, and the ability to attract and convert them into customers in a cost-effective manner.
●	We rely on bandwidth and data center providers, and any failure or interruption in the services provided could disrupt our business and cause us to lose customers.
●	Security threats, such as ransomware attacks, to our IT infrastructure could expose us to liability, business interruption and significant damages, and may damage our reputation and business.
●	Dependence on open-source software could expose us to uncertainty and potential liability.
●	System failures could prevent access to our websites which could reduce our net sales and harm our reputation.
●	Problems with our IT systems could interfere with our business and operations.
●	Inability to respond to technological change causing our websites to become obsolete.
●	Our business depends on third-party technology infrastructure providers, and any disruption in their services could materially harm our business, financial condition, and results of operations.
●	Use of social media may adversely impact our reputation or subject us to fines or other penalties.

Risks Related To Our Capital Stock

●	Our common stock price may continue to be volatile, which may result in losses to our stockholders.
●	Our future operating results may fluctuate and may fail to meet market expectations.
●	Conversion of the Convertible Notes would dilute the ownership interest of existing stockholders and may adversely affect the price of our common stock.
●	If we are not able to issue shares upon conversion of the Convertible Notes, we will be required to pay cash that we might not have on hand nor are able to borrow under our existing Credit Facility.
●	Failure to maintain an effective system of internal control could adversely affect our stock price.
●	Our charter documents could deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.
●	We do not intend to pay dividends on our common stock.
●	We cannot guarantee that our share repurchase program will enhance shareholder value.
●	Future capital raises may dilute our existing stockholders’ ownership.

●	We are required to meet Nasdaq’s continued listing requirements.

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

We rely on third parties for the shipment of our products, both inbound and outbound shipping logistics, and we cannot be sure that these relationships will continue on terms favorable to us, or at all. Shipping costs have increased from time to time, and may continue to increase due to inflation or other reasons, and we may not be able to pass these costs directly to our customers. Additionally, the ongoing conflict in Iran has increased volatility in global energy and oil markets, which could significantly increase fuel costs may materially affect our shipping costs in the future. Any increased shipping costs could harm our business, prospects, financial condition and results of operations by increasing our costs of doing business and reducing gross margins which could negatively affect our operating results. In addition, we utilize a variety of shipping methods for both inbound and outbound logistics. For inbound logistics, we rely on trucking and ocean carriers and any increases in fees that they charge could adversely affect our business and financial condition. For outbound logistics, we rely on ‘‘Less-than-Truckload’’ (‘‘LTL’’) and parcel freight based upon the product and quantities being shipped and customer delivery requirements. These outbound freight costs have increased on a year-over-year basis and may continue to increase in the future. We also ship a number of oversized auto parts which may trigger additional shipping costs by third-party delivery services. Any increases in fees or any increased use of LTL would increase our shipping costs which could negatively affect our operating results.

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

Third-party marketplaces account for a significant portion of our revenues. Our sales on third-party marketplaces (including eBay and Amazon) represented a combined 30.3% of total sales in the thirty-nine weeks ended October 3, 2026. We anticipate that sales of our products on third-party marketplaces will continue to account for a significant portion of our revenues. In the future, the loss of access to these third-party marketplaces, or any significant cost increases from operating on the marketplaces, could significantly reduce our revenues, and the success of our business depends partly on continued access to these third-party marketplaces. Our relationships with our third-party marketplace providers could deteriorate as a result of a variety of factors, such as if they become concerned about our ability to deliver quality products on a timely basis or to protect a third-party’s intellectual property. In addition, third-party marketplace providers could prohibit our access to these marketplaces if we are not able to meet the applicable required terms of use. Loss of access to a marketplace channel could result in lower sales, and as a result, our business and financial results may suffer.

In October 2026, we received a letter from one of our large third-party marketplace partners stating that our planned launch of CarParts Connect creates a conflict of interest and that the partner intends to terminate our seller relationship when that launch occurs. We value this relationship and expect to spend the coming weeks and months in discussions with the partner to find a mutually acceptable solution. There can be no assurance that these discussions will lead to a resolution on acceptable terms or at all. If the partner terminates our seller relationship, sales through this channel, could decline or cease, which could adversely affect our business, financial condition and results of operations.

During the third quarter of 2026, we recorded a net loss, and our net losses may continue in the future.

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

While we did not have any outstanding revolver loan debt under our Credit Agreement, as of October 3, 2026, we may have outstanding revolver loan debt in the future. Any outstanding indebtedness would have important consequences, including the following:

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

We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures and general operating expenses. In addition, if we need to refinance our debt, or obtain additional debt financing or sell assets or equity to satisfy our debt service obligations, we may not be able to do so on commercially reasonable terms, if at all. If this were to occur, we may need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations. Our outstanding letters of credit balance as of October 3, 2026 was $0, and we had $0 of our trade letters of credit outstanding in accounts payable in our consolidated balance sheet.

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

Our top ten suppliers represented approximately 55% of our total product purchases during the thirty-nine weeks ended October 3, 2026. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

For a number of the products that we sell, we outsource the distribution and fulfillment operation and are dependent on certain drop-ship suppliers to manage inventory, process orders and distribute those products to our customers in a timely manner. For the thirty-nine weeks ended October 3, 2026, our product purchases from three drop-ship suppliers represented approximately 23% of our total product purchases. Because we outsource to suppliers a number of these traditional retail functions relating to those products, we have limited control over how and when orders are fulfilled. We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

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

A public health pandemic, such as the COVID-19 pandemic, may negatively impact our business, distribution centers, customers, suppliers, employees and third-party shipping providers. We have incurred in the past, and may in the future incur, additional freight and container costs and may also continue to incur increased costs relating to workforce shortages, overtime charges, and detention costs at one or more of our distribution centers. Prolonged effects of COVID-19, or a future pandemic, could also potentially disrupt our operations through, but not limited to, shipping container shortages, transportation delays, and changes in our operating procedures, including the need for additional cleaning and safety protocols.

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

As of October 3, 2026, our NOL carryforwards for federal and state were $147,891 and $103,039, respectively.

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

We are sometimes the subject of complaints or litigation from customers, employees or other third parties for various reasons. The damages sought against us in some of these litigation proceedings could be substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim, this could have a material adverse effect on our business, financial condition, results of operations and cash flows. For more information on our ongoing litigation, see the information set forth under the caption “Legal Matters” in “Note 6 - Commitments and Contingencies” of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of this report.

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

Since the completion of our initial public offering in February 2007 through October 3, 2026, the trading price of our common stock has been volatile. We have also experienced significant fluctuations in the trading volume of our common stock. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations.

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

While management has concluded that our internal controls over financial reporting were effective as of October 3, 2026, we have in the past identified, and could in the future identify, a significant deficiency or material weakness in internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to properly maintain an effective system of internal control over financial reporting, it could impact our ability to prevent fraud or to issue our financial statements in a timely manner that presents fairly our financial condition and results of operations. The existence of any such deficiencies or weaknesses, even if remediated, may also lead to the loss of investor confidence in the reliability of our financial statements, could harm our business and negatively impact the trading price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, regulatory investigations and other penalties.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the thirteen weeks ended October 3, 2026, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

First Amendment to Credit Agreement

On June 15, 2026, the Company and FBSF entered into the Credit Agreement, providing for an asset-based revolving credit facility in an aggregate maximum principal amount of up to $25,000, secured by substantially all of the assets of the Company. The Credit Facility matures on March 31, 2028.

On September 2, 2026, the Company entered into the First Amendment to the FBSF Loan and Security Agreement. This First Amendment provided for a separate revolving line of credit for capital expenditures for an aggregated maximum principal amount of up to $1,500, and bears interest at a rate of 3.00% per annum. As of October 3, 2026, the outstanding Capex Revolver balance was $0. The foregoing description of the First Amendment does not purport to be complete and is qualified in its entirety by reference to the full First Amendment, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and incorporated herein by reference.

ITEM 6.EXHIBITS

The following exhibits are filed herewith or incorporated by reference to the location indicated below:

Exhibit No.	Description
10.1	First Amendment to Loan and Security Agreement dated September 2, 2026 between the Company and First Business Specialty Finance, LLC

31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Interim Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	October 29, 2026	CARPARTS.COM, INC.

		By:	/s/ David Meniane
David Meniane
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Mark DiSiena
Mark DiSiena
Interim Chief Financial Officer
(Principal Financial Officer)